Form 10-K
period 1994-11-30
AUDIOVOX CORP
filed 1995-02-28
CIK 807707

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]

For the fiscal year ended      November 30, 1994
Commission file number   1-9532

                     AUDIOVOX CORPORATION
          (Exact name of registrant as specified in its charter)

          Delaware                            13-1964841
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification Number)

150 Marcus Blvd., Hauppauge, New York               11788
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (516) 231-7750

Securities registered pursuant to Section 12(b) of the Act:

                    Name of Each Exchange on
     Title of each class:                   Which Registered

Class A Common Stock $.01 par value      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                         Yes  X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                  (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $23,418,491 (based upon closing price on the American Stock Exchange, Inc. on February 22, 1995).

The number of shares outstanding of each of the registrant's classes of common stock, as of February 22, 1995 was

Class                                   Outstanding

Class A Common Stock $.01 par value          6,777,788
Class B Common Stock $.01 par value          2,260,954


                                  PART I

Item 1 - Business

General

     Audiovox Corporation, together with its operating subsidiaries (collectively, the "Company"), markets and supplies, under its own name or trade names, a diverse line of aftermarket products which include automotive sound equipment, cellular telephones, automotive accessories and consumer electronic products. Such products are designed primarily for installation in cars, trucks and vans after they have left the factory.

     The Company's products are sold through a national distribution network covering the United States, Canada and overseas. Sales are made directly and through approximately 900 independent distributors to new car dealers, cellular telephone accounts, cellular service providers, regional Bell Operating Companies ("BOCs"), mass merchandisers, catalogue showrooms, original equipment manufacturers ("OEMs"), military Army and Air Force Exchange Systems ("AAFES"), autosound specialists and retailers. The Company also sells to, and installs cellular mobile telephones for, consumers from Company-owned retail sales and service locations which generally operate under the name "Quintex."

     The Company's products may be broadly grouped into four major categories: automotive sound equipment, cellular telephones, automotive accessories and consumer electronic products. These categories represent different product lines rather than separate reporting segments.

     The Company was incorporated in Delaware on April 10, 1987, as successor to the business of Audiovox Corp., a New York corporation founded in 1960 (the "predecessor company") by John
J. Shalam, the Company's President, Chief Executive Officer and controlling stockholder. Unless the context otherwise requires, or as otherwise indicated, references herein to the "Company" include the Company, its wholly-owned and majority-owned operating subsidiaries.

     On February 28, 1992, the Company filed merger documents with the Secretary of State of Delaware and the Secretary of State of the state of incorporation of each of the effected subsidiaries which provided that these subsidiaries would be merged with the Company. The merger documents provided that the merger was deemed effective February 28, 1992. The following subsidiaries were merged with the Company: Audiovox Dealer Services, Inc., Audiovox Florida Corp., Audiovox Midwest Corp., Audiovox Southeast Corp., Audiovox South Corp., Audiovox West Corporation, Audiovox Kentucky Corp., Audiovox Carolina Inc., Audiovox Mid-Atlantic Inc., Marymol Investment Company, Inc., Audiovox Security Corp., Audiovox Northeast Corp. and Audiovox OEM Corp. The Company also merged certain of its subsidiaries into other wholly-owned subsidiaries (to wit, Audiovox Suffolk Corp. and National Clearing Services Corp. were merged with Quintex Communications Corp. and Audiovox Tidewater Corp. was merged with Quintex Mobile Communications Corp.).

Trademarks

     The Company markets products under several trademarks, including Audiovox(R), Custom SPS(R), Prestige(R), Pursuit(R), Minivox(TM), Minivox Lite(R) and The Protector(R). The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products. Trademarks are registered for a period of ten years and such registration is renewable for subsequent ten-year periods.

Distribution and Marketing

Cellular and Non-Cellular Wholesale

     The Company markets products on a wholesale basis to a variety of customers through its direct sales force and independent sales representatives. During the fiscal year ended November 30, 1994, the Company sold its products to approximately 3,300 wholesale accounts, including the BOCs, other cellular carriers and their respective agents, mass merchandise chain stores, specialty installers, distributors and car dealers, OEMs and AAFES.

     The Company's five largest wholesale customers (excluding joint ventures), who, in the aggregate, accounted for 12.4% of the Company's net sales for the fiscal year ended November 30, 1994, are Cellular Communications, Inc. ("Cellular One"), Bell Atlantic Mobile Systems, Nynex Mobile Communications Company, and Vanguard Cellular Systems, all of whom are cellular carriers, and K-Mart, a non-cellular mass merchant. None of these customers individually accounted for more than 3.6% of the Company's net sales for such period. In addition, the Company also sells its non-cellular products to mass merchants such as Walmart Stores, Inc., warehouse clubs including Price/Costco, Inc. and OEMs such as Chrysler of Canada and Navistar International Corporation.

     The Company uses several techniques to promote its products to wholesale customers, including trade and customer advertising, attendance at trade shows and direct personal contact by Company sales representatives. In addition, the Company typically assists cellular carriers in the conduct of their marketing campaigns (including the scripting of telemarketing presentations), conducts cooperative advertising campaigns, develops and prints custom sales literature and conducts in-house training programs for cellular carriers and their agents.

     The Company believes that the use of such techniques, along with the provision of warranty services and other support programs, enhances its strategy of providing value-added marketing and, thus, permits the Company to increase Audiovox(R) brand awareness among wholesale customers while, at the same time, promoting sales of the Company's products through to end users.

     The Company's wholesale policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Norfolk, VA and Sparks, NV and from leased facilities located in Hauppauge, NY, Toronto, Canada and Los Angeles, CA.

Retail

     As of November 30, 1994, the Company operated 91 retail outlets and licensed its trade name to 20 additional retail outlets in selected markets in the United States through which it markets cellular telephones and related products to retail customers under the names Audiovox(R), American Radio(R), Quintex(R) and H & H Eastern Distributors ("H&H"). The Company intends to gradually phase out the use of such multiple names and rename all of its retail outlets with one uniform trade name. In addition to Audiovox products, these outlets sell competitive products such as Motorola, Nokia and Uniden.

     The Company's retail outlets typically generate revenue from three sources: (i) sale of cellular telephones and related products, (ii) activation commissions paid to the Company by cellular telephone carriers when a customer initially subscribes for cellular service and (iii) monthly residual fees. The amount of the activation commissions paid by a cellular telephone carrier is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual payment is based upon a percentage of the customer's usage and is calculated based on the amount of the cellular phone billings generated by the base of the customers activated by the Company on a particular cellular carrier's system. Under the Company's 20 licensee relationships, the licensee receives the majority of the activation commissions, and the Company retains the majority of the residual fees. The Company's agreements with cellular carriers provide for a reduction in, or elimination of, activation commissions in certain circumstances if a cellular subscriber activated by the Company deactivates service within a specified period. The Company records a reserve to provide for the estimated liability for return of activation commissions associated with such deactivations. See Note 1(n) of Notes to Consolidated Financial Statements. As a practical matter, the profitability of the Company's retail operations is dependent on the Company maintaining agency agreements with cellular carriers under which it receives activation commissions and residual fees.

     The Company's relationships with the cellular carriers are governed by contracts that, in the aggregate, are material to the continued generation of revenue and profit for the Company. Pursuant to applicable contracts with cellular carriers, each of the Company's retail outlets functions as a non-exclusive agent engaged to solicit and sell cellular telephone service in certain geographic areas and, while such contract is in effect and for a specified period thereafter (which typically ranges from three months to one year), may not act as a representative or agent for any other carrier or reseller in those areas or solicit cellular or wireless communication network services of the kind provided by the cellular carrier in the areas where the Company acts as an agent. The Company's retail operation is free, at any time after the restricted period, to pursue an agreement with another carrier who services a particular geographic area. At present, each geographic area is serviced by two cellular carriers.

     The Company currently has agency contracts with the following carriers: Bell Atlantic Mobile Systems, Inc., BellSouth Mobility, Inc., Metro Mobile CTS of Columbia, Inc. ("Bell Atlantic"), GTE Mobilnet of the Southeast, Inc., Richmond Cellular Telephone Company d/b/a Cellular One, New York Cellular Geographic Service Area, Inc. ("NYNEX"), United States Cellular, Air Touch and Contel Cellular, Inc. Dependant upon the terms of the specific carrier contracts, which typically range in duration from one year to five years, the Company's retail operation may receive a one-time activation commission and periodic residual fees. These carrier contracts provide the carrier with the right to unilaterally restructure or revise activation commissions and residual fees payable to the Company, and certain carriers have exercised such right from time-to-time. Dependent upon the terms of the specific carrier contract, the carrier may terminate the agreement, with cause, upon prior notice to the Company. Typically, the Company's right to be paid residual fees ceases upon termination of an agency contract.

Equity Investments

     The Company has from time-to-time, at both the wholesale and retail levels, established joint ventures to market its products to a specific market segment or geographic area. In entering into a joint venture, the Company seeks to join forces with an established distributor with an existing customer base and knowledge of the Company's products. The Company seeks to blend its financial and product resources with these local operations to expand their collective distribution and marketing capabilities. The Company believes that such joint ventures provide a more cost effective method of focusing on specialized markets. The Company does not participate in the day-to-day management of these joint ventures.

     As of November 30, 1994, the Company had a 20.88% ownership interest in CellStar Corporation (CellStar)and a 33.33% ownership interest in TALK Corporation (TALK) which holds world-wide distribution rights for product manufactured by Shintom Co., Ltd. (Shintom). These products include cellular telephones, video recorders and players and automotive sound products. TALK has granted Audiovox exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand, and several small mid-eastern countries. Additionally, the Company had 50% non-controlling ownership in three other companies: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments and Audiovox Specialty Markets Co., L.P. (ASM), which acts as a distributor to specialized markets for RV's, van conversions, televisions and other automotive sound, security and accessory products, and Audiovox Pacific Pty., Limited (Audiovox Pacific) which distributes cellular telephones and automotive sound and security products in Australia and New Zealand.

     Effective December 1, 1993, the Company acquired the remaining 50% interest in H&H for a warrant to purchase 50,000 shares of Class A Common Stock. See Note 2 of Notes to
Consolidated Financial Statements.

Customers

     No customer of the Company accounted for more than 10% of the Company's net sales for fiscal 1994.

Suppliers

     The Company purchases its cellular and non-cellular products from manufacturers located in several Pacific Rim countries, including Japan, China, Korea, Taiwan and Singapore, Europe and in the United States. In selecting its vendors, the Company considers quality, price, service, market conditions and reputation. The Company maintains buying offices in Taiwan and Korea to provide local supervision of supplier performance with regard to, among other things, price negotiation, delivery and quality control. The majority of the products sourced through these foreign buying offices are non-cellular.

     Since 1984, the principal supplier of the Company's wholesale cellular telephones has been Toshiba Corporation ("Toshiba"), accounting for approximately 48%, 47% and 45% of the total dollar amount of all product purchases by the Company, during the fiscal years ended November 30, 1992, 1993 and 1994, respectively. Beginning in 1994, Toshiba has competed directly with the Company in the United States by marketing cellular telephone products through Toshiba's United States distribution subsidiary. Toshiba continues to sell products to the Company as an original equipment customer. In order to expand its supply channels and diversify its cellular product line, the Company has begun to source cellular equipment from other manufacturers including, Sanyo Electric Trading Co., Ltd ("Sanyo"), Samsung Electronics Co., Ltd. ("Samsung"), Alcatel Radiotelephone ("Alcatel") and Shintom. Purchases of non-cellular products are made primarily from other overseas suppliers including Hyundai Electronics Inc. ("Hyundai"), Namsung Corporation ("Namsung") and Nutek Corporation ("Nutek"). There are no agreements in effect that require manufacturers to supply product to the Company. The Company considers its relations with its suppliers to be good.
In addition, the Company believes that alternative sources of supply are currently available.

Competition

     The Company's wholesale business is highly competitive in all its product lines, each competing with a number of well-established companies that manufacture and sell products similar to those of the Company. Additionally, the Custom SPS line competes against factory-supplied radios. Service and price are the major competitive factors in all product lines. The Company believes that it is a leading supplier to the cellular market primarily as a result of the performance of its products and the service provided by its distribution network. The Company's retail business is also highly competitive on a product basis.
In addition, since the Company acts as an agent for cellular service providers, these cellular service providers must also compete in their own markets which are also highly competitive. The Company's retail performance is, therefore, also based on the carriers' ability to compete.

Employees

     At November 30, 1994, the Company employed approximately
1107 persons.

Executive Officers of the Registrant

          The executive officers of the registrant are listed below. All officers of the Company are elected by the Board of Directors to serve one-year terms. There are no family relationships among officers, or any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. Unless otherwise indicated, positions listed in the table have been held for more than five years.

Name                          Age       Current Position

John J. Shalam  . .  . .      61        President and Chief
                                        Executive Officer and
                                        Director
Philip Christopher.  . .      46        Executive Vice President
                                        and Director
Charles M. Stoehr .  . .      48        Senior Vice President,
                                        Chief Financial Officer
                                        and Director
Patrick Lavelle . .  . .      43        Vice President and
                                        Director
Martin Novick.  . .  . .      59        Vice President and
                                        Director
Chris L. Johnson. .  . .      43        Vice President, Secretary
Harold Bagwell  . .  . .      54        Vice President and
                                        Director
Gordon Tucker.  . .  . .      43        Director
Irving Halevy.  . .  . .      78        Director

     John J. Shalam has served as President and Chief Executive
Officer and a director of the Company since 1960. Mr. Shalam also serves as president and a director of most of the Company's operating subsidiaries.

     Philip Christopher, Executive Vice President of the Company, has been with the Company since 1970 and has held his current position since 1983. Prior thereto, he was Senior Vice President of the Company. Mr. Christopher also has been a director of the Company since 1973 and, in addition, serves as an officer and a director of most of the Company's operating subsidiaries.

     Charles M. Stoehr has been Chief Financial Officer of the
Company since 1979 and was elected Senior Vice President in 1990.
Mr. Stoehr has been a director of the Company since 1987.  From
1979 through 1990, Mr. Stoehr was a Vice President of the
Company.

     Patrick M. Lavelle has been a Vice President of the Company since 1982. In 1991, Mr. Lavelle was elected Vice President, with responsibility for marketing and selling the Company's automotive accessory and automotive sound line of products. Mr. Lavelle was elected to the Board of Directors in 1993.

     Martin Novick has been a Vice President of the Company since
1971 and has been a director since 1987. In 1991, Mr. Novick was elected Vice President, with responsibility for the sale of autosound products to mass merchandisers.

     Chris L. Johnson has been Vice President of the Company since 1986 and Secretary since 1980. Ms. Johnson has been employed by the Company in various positions since 1968 and was a director of the Company from 1987 to 1993.

     Harold Bagwell has been a Vice President of the Company since 1992 and an officer of certain subsidiaries of the Company since 1978. Mr. Bagwell has responsibility for the Company's retail operations in the southern United States. Mr. Bagwell was elected to the Board of Directors in 1994.

     Gordon Tucker has served as a director of the Company since 1987. Since August 1994, Dr. Tucker has been the Rabbi of Temple Israel Center of White Plains, New York, and since 1979 has also been an Assistant Professor of Philosophy at the Jewish Theological Seminary of America. From 1984 through 1992, he was also Dean of the Rabbinical School at the Jewish Theological Seminary of America.

     Irving Halevy has served as a director of the Company since 1987. Mr. Halevy is a retired professor of Industrial Relations and Management at Fairleigh Dickinson University where he taught from 1952 to 1986. He also is a panel member of the Federal Mediation and Conciliation Service.

Item 2 - Properties

     The Company leases all of its facilities. As of November 30, 1994, excluding its joint venture premises, the Company leased a total of ninety-nine operating facilities located in sixteen states, two Canadian provinces and Malaysia. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, the Company utilizes approximately 100,000 square feet of public warehouse facilities. Management believes that it has sufficient, suitable operating facilities to meet the Company's requirements.

Item 3 - Legal Proceedings

     In February 1993, an action was instituted in the Circuit Court of Cooke County, Illinois, (Robert Verb, et al. v. Motorola, Inc., et al., File No.: 93 Ch. 00969), against the Company and other defendants. The complaint in such action seeks damages on several product liability related theories, alleging that there is a link between the non-thermal electromagnetic field emitted by portable cellular telephones and the development of cancer, including brain cancer. On August 20, 1993, an order was entered dismissing the complaint which included the Company as a defendant and permitting plaintiffs to file an amended complaint which does not include the Company as a defendant.
Such order, effectively dismissing the Company as a defendant, is being appealed by the plaintiffs. The Company believes that its insurance coverage and rights of recovery against manufacturers of its portable hand-held cellular telephones relating to this case are sufficient to cover any reasonably anticipated damages. In addition, the Company believes that there are meritorious defenses to the claims made in this case.

     In November 1991, a class action was commenced by Jeffrey R. Cramm on behalf of himself and other similarly situated against the Protector Corporation, Audiovox Corporation and unnamed "John Does" in the Circuit Court of Cook County, Chancery Division, State of Illinois. The complaint alleges unfair and deceptive trade practices and sought, inter alia, judgment that the Protector reprocess all affected warranty denials submitted by class members or, alternatively, at the class members option refund all monies paid with interest together with punitive damages and reasonable attorney's' fees. The parties have entered into a settlement which was approved by the Court on June 29, 1994 and which does not require any payment by the Company.

     On August 31, 1994, an action was instituted entitled Steve Helms and Cellular Warehouse, Inc. v. Quintex Mobile, Wachovia Bank, GTE Mobilnet, Stan Bailey and Rick Rasmussen in the Court of Common Pleas, Sumter County, South Carolina. Plaintiffs allege ten causes of action against Quintex, including fraud, breach of contract, conspiracy, conversion, interference with prospective contract, restraint of trade, violation of Unfair Trade Practices Act, false arrest and malicious prosecution. Damages sought are $1.2 million plus punitive damages. Also plaintiffs are seeking treble damages and attorneys' fees under the Unfair Trade Practices Act. The case is presently in the early discovery stage. Management intends to vigorously defend the action and is of the opinion that there are meritorious defenses to the claims made in this case and that the ultimate outcome of this matter will not have a material adverse impact on the financial position of the Company.

     In February 1995, an action was commenced by Thunderball Marketing, Inc. against Quintex Communications Corp., Nynex Mobile Communications Company, and others in the United States District Court for the Southern District of New York. The complaint alleges that defendants have violated federal anti-trust laws by engaging in conduct which is purported to be a restraint of trade and competition and have tortiously interfered with Plaintiff's contract with Nynex and have intentionally interfered with Plaintiff's prospective economic or business advantage. The Complaint seeks, from all defendants, injunctive relief, treble damages for alleged anti-trust violations of approximately $3 million, damages of $1 million for tortious interference with contract and damages of $1 million for intentional interference with prospective or actual economic advantage or business relation. Management intends to vigorously defend the action and is of the opinion that there are meritorious defenses to the claims made in this case and that the ultimate outcome of this matter will not have a material adverse impact on the financial position of the Company.

     In addition, the Company is currently, and has in the past been, a party to other routine litigation incidental to its business. The Company does not expect any pending litigation to have a material adverse effect on its financial condition or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1994.

                                 PART II

Item 5 - Market for the Registrant's Common Equity and Related
         Stockholder Matters

Summary of Stock Prices and Dividend Data

Class A Common Shares of Audiovox are traded on the American Stock Exchange under the symbol VOX. No dividends have been paid on the Company's common stock. The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and Capital Resources of Management's Discussion and Analysis). There are approximately 2,025 holders of Class A Common Stock and 5 holders of Class B Common Stock.

Class A Common Stock

                                                            Average Daily
Fiscal Period                                High      Low  Trading Volume
1993
  First Quarter. . . . . . . . . . . . . . $ 9 5/8   $ 5 5/8    19,000
  Second Quarter . . . . . . . . . . . . .  12 5/8     7 1/8    20,000
  Third Quarter. . . . . . . . . . . . . .  14 5/8    10 1/4    22,000
  Fourth Quarter . . . . . . . . . . . . .  18 3/8    12        32,000

1994
  First Quarter. . . . . . . . . . . . . .  18 3/8   14 1/4     26,400
  Second Quarter . . . . . . . . . . . . .  16       11 7/8     32,600
  Third Quarter. . . . . . . . . . . . . . .12 3/4    6 1/4     39,600
  Fourth Quarter . . . . . . . . . . . . . . 9 3/8    6 3/4     19,600

Item 6 - Selected Financial Data

Years ended November 30, 1994, 1993, 1992, 1991 and 1990
(Dollars in thousands, except per share data)

                       1994          1993         1992      1991           1990

Net Sales        $486,448    $389,038     343,905           327,966       308,147
Net income (loss)  26,028(e)   12,224(d)    7,670(c)        (14,658)(a)   (3,192)
Net income (loss)
  per common share,
  primary            2.86(e)     1.35(d)      .85(c)  (1.63)      (.35)
Net income per common
  share, fully diluted           2.20(e)      1.25(d)     -       -            -
Total assets      239,098     169,671     145,917           137,082      142,834
Long-term obligations,
  less current
  installments    110,698      13,610      55,335    59,912(b)  29,075
Stockholders' equity           92,034       65,793   53,457            46,696       61,462

(a)  Includes a restructuring charge of $5,048.
(b) Long-term debt includes the effect of a May 1992 renegotiation of subordinated notes and bank obligations, which were $29,000 Series A and Series B subordinated notes and $30,912 of bank obligations.
(c)  Includes an extraordinary item of $1,851 or $.21 per share.
(d)  Includes an extraordinary item of $2,173 or $.24 per share.
(e) Includes a cumulative effect change of ($178) or (0.02) per share.

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The Company's operations are conducted in a single business segment encompassing three principal product lines: cellular, automotive sound equipment and automotive security and accessory equipment.

     The Company's wholesale cellular operations generate revenue from the sale of cellular telephones and accessories. The Company's retail outlets typically generate revenue from three sources: (i) the sale of cellular telephones and related products, (ii) activation commissions paid to the Company by cellular telephone carriers when a customer initially subscribes for cellular service and (iii) monthly residual fees. The price at which the Company's retail outlets sell cellular telephones is often affected by the amount of the activation commission the Company will receive in connection with such sale. The amount of the activation commission paid by a cellular telephone carrier is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual payment is based upon a percentage of the customer's usage and is calculated based on the amount of the cellular phone billings generated by the base of customers activated by the Company on a particular cellular carrier's system.

     The Company's automotive sound product line includes stereo cassette radios, compact disc players and changers, speakers and amplifiers. The automotive security and accessory line consists of automotive security products, such as alarm systems, and power accessories, including cruise controls and power door locks.

     Certain reclassifications have been made to the data for periods prior to fiscal 1994 in order to conform to fiscal 1994 presentation. The net sales and percentage of net sales by product line for the fiscal years ended November 30, 1992, 1993 and 1994 are reflected in the following table:

                                        Year Ended November 30,
                                   1992           1993           1994
                                         (Dollars in thousands)

Cellular Product-Wholesale   $165,479   48%  $189,636  49% $237,566   49%
Cellular Product-Retail         8,027    2     12,281   3    18,198    3
Activation Commissions         19,209    6     27,504   7    47,788   10
Residual Fees                   2,260    1      2,646   1     4,005    1

Total Cellular                194,975   57    232,067  60   307,557   63

Automotive Sound Equipment     89,680   26     94,674  24   112,512   23
Automotive Security and
  Accessory Equipment          53,057   15     57,025  15    64,040   13
Other                           6,193    2      5,272   1     2,339    1

     Total                   $343,905  100%  $389,038 100% $486,448  100%

     The following table sets forth for the periods indicated certain statement of operations data for the Company expressed as a percentage of net sales:

                                             Percentage of Net Sales
                                             Year Ended November 30,
                                             1992      1993      1994

Net Sales:
Net Product Sales                           93.7%     92.3%     89.4%
Cellular Telephone Activation Commissions    5.6       7.0       9.8
Cellular Telephone Residual Fees             0.7       0.7       0.8
Net Sales                                  100.0     100.0     100.0
Cost of Sales                               82.8      80.7      82.5
Gross Profit                                17.2      19.3      17.5
Selling Expense                              4.9       6.0       6.6
General and Administrative Expense           7.3       7.2       6.8
Warehousing, Assembly and Repair Expense     2.4       2.2       1.9
Operating Income                             2.6       3.9       2.2
Interest Expense                             1.9       1.7       1.3
Income of Equity Investments                 0.3       1.3       0.8
Management Fees                              1.4       0.5       0.3
Gain on sale of equity investment              -         -       5.7
Gain on public offering equity investment      -         -       2.2
Other Expenses, Net                            -       0.1       0.2
Income Taxes                                 0.2       0.8       4.2
Net Income                                   2.2       3.2       5.4

Results of Operations

Fiscal 1994 Compared to Fiscal 1993

     Net sales increased by approximately $97.4 million, or 25.0% for fiscal 1994, compared to fiscal 1993. This result was primarily attributable to increases in net sales from cellular telephone products of approximately $75.5 million, or 32.5%, automotive sound equipment of approximately $17.8 million, or 18.8%, and automotive security and accessory equipment of approximately $7.0 million, or 12.3%. These increases were partially offset by a decline in net sales attributable to facsimile machines of approximately $2.9 million, or 55.6%.

     The improvement in net sales of cellular telephone products was primarily attributable to a combination of increased unit sales and activation commissions. Net sales of cellular products increased by approximately 325,450 units, or 65.0%, compared to fiscal 1993, primarily resulting from an increase in sales of hand-held portable cellular telephones and transportable cellular telephones, partially offset by a decline in sales of installed mobile cellular telephones. The average unit selling price declined approximately 18.2% vs. 1993 as production efficiencies and market competition continues to reduce unit selling prices. The Company believes that the shift from installed mobile cellular telephones to hand-held and transportable cellular telephones is reflective of a desire by consumers for increased flexibility in their use of cellular telephones. Toward that end, the Company markets an accessory package that permits its Minivox(TM) and Minivox Lite(R) hand-held cellular telephones to be used in an automobile on a hands-free basis and to draw power from the automobile's electrical system like an installed mobile cellular telephone.

     The number of activation commissions increased 84.2% over fiscal 1993. Activation commissions increased by approximately $20.3 million, or 73.8%, for fiscal 1994, compared to fiscal 1993. This growth was primarily attributable to the increase in new cellular subscriber activations, partially due to the net addition of 30 retail outlets operated by the Company, the acquisition of H&H and one new retail outlet operated by licensees of the Company during the twelve-month period ended November 30, 1994. This increase in commission revenue was partially offset by a 5.7% decrease in average activation commissions paid to the Company. Residual revenues on customer usage increased by approximately $1.4 million, or 51.4%, for fiscal 1994, compared to fiscal 1993, due primarily to the addition of new subscribers to the Company's subscriber base.

     Net sales of automotive sound equipment increased by approximately $17.8 million, or 18.8%, for fiscal 1994, compared to fiscal 1993. This increase was attributable primarily to an increase in sales of high-end sound products, products sold to mass merchandise chains and new car dealers, and products used in the truck and agricultural vehicle markets, which was partially offset by decreases in auto sound sales to private label customers and several OEM accounts. Net sales of automotive security and accessory products increased approximately $7.0 million, or 12.3%, for fiscal 1994, compared to fiscal 1993, principally due to increases in sales of vehicle security products. This increase was partially offset by a reduction in net sales by the Company of cruise controls and recreational vehicle equipment and accessories.

     Gross margins decreased to 17.5% in fiscal 1994 from 19.3% for fiscal 1993. This decrease was primarily due to the shift in the Company's product mix to a greater percentage of low-cost, high-volume portable cellular telephones. Additionally, cellular gross margins were adversely affected by price competition with Motorola and Nokia which developed during the latter part of the second quarter of 1994 and intensified during the remainder of the year. Cellular gross margins were further affected by costs incurred in connection with the return to the vendor of product that did not perform satisfactorily. Retail gross margins declined from 37.2% to 35.5% as a result of reduced average activation commissions during fiscal 1994. This was partially offset by an increase in residual payments. Automotive sound equipment margins decreased across all product lines and automotive security and accessory product margins showed a moderate increase for fiscal 1994 compared to fiscal 1993. The Company operates in a highly-competitive environment and believes that such competition will intensify in the future. Increased price competition relating to products and services provided to the Company's retail customers on behalf of cellular carriers, may result in downward pressure on the Company's gross margins.

     Total operating expenses increased by approximately $14.7 million, or 24.5%, for fiscal 1994, compared to fiscal 1993. Of the $14.7 million increase in total operating expenses, $10.8 million (73.5%) was from retail operations. This increase was due to the expansion of the retail division and the acquisition of the remaining 50% interest in H&H. Total operating expenses as a percentage of sales remained essentially unchanged at 15.3% for fiscal 1994 compared to fiscal 1993.

     Selling expenses increased by approximately $8.7 million, or 37.7%, for fiscal 1994 compared to fiscal 1993, primarily due to increases in marketing support costs (which include expenditures for sales literature, promotion of products in key market areas, and divisional marketing expenses), salespersons' compensation and commissions paid to outside sales representatives primarily due to increases in commissionable sales. The Company has adopted a strategy for the wholesale business of increasing marketing support expenditures in order to accelerate sales growth. The retail division accounted for $5.8 million ($66.0%) of the increase over fiscal 1994. Selling expense as a percentage of net sales increased from 6.0% for fiscal 1993 to 6.6% for fiscal 1994.

     General and administrative expenses increased by approximately $5.0 million, or 17.9%, for fiscal 1994 compared to fiscal 1993, largely as the result of increases in the number of personnel required for the opening and operation of additional retail outlets, partially offset by a decrease in the provision for bad debt expense, which was primarily attributable to increased collection efforts and an improvement in the credit quality of the Company's customer base. Employee benefit costs also increased, reflecting the continuing rise in health benefit costs. Other increases in general and administrative expenses occurred in travel, occupancy and insurance expenses. These increases were partially offset by decreases in professional fees and costs associated with the Company's overseas buying offices. The retail division accounted for $4.4 million (88.4%) of the increase over fiscal 1994.

     Warehousing, assembly and repair expenses increased by approximately $907,000, or 10.7%, for fiscal 1994 compared to fiscal 1993, largely due to increases in costs attributable to direct labor, principally due to the retail and cellular divisions. The retail division accounted for $628,000 (69.2%) of the increase over fiscal 1994.

     Management fees and related income and equity in income
(loss) of equity investments for 1994 increased by approximately
$9.0 million (131%) over fiscal 1993 as outlined in the following table:

                       1993                        1994
                       Equity                     Equity
           Management  Income         Management  Income
              Fees     (Loss)   Total    Fees     (Loss)  Total

CellStar   $1,220     $3,927   $5,147  $    -   $13,958  $13,958
ASM             -        841      841               932      932
H & H          70         (6)      64       -         -        -
Pacific       613        186      799     435       242      677
Protector       -          -        -   1,108         -    1,108
TALK            -          -        -       -      (819)    (819)
           $1,903     $4,948   $6,851  $1,543   $14,313  $15,856

     The increase in CellStar is due to the increase in carrying value of the Company's remaining investment in CellStar, partially offset by the suspension of management fees. The increase in ASM is due to an increase in sales and profitability by the venture. The decrease in H&H is due to this entity now being a wholly-owned subsidiary of the Company and, therefore, being included in the consolidated reporting of the Company for 1994. The decrease in Audiovox Pacific is due to an overall decline in gross profits as the market in Australia became more competitive.

     Previously, Protector has been unprofitable and the investment on the Company's books was written off prior to 1987. The Company continued to support Protector through various marketing programs, but was unable to be reimbursed by the Company for these services through a management fee. Protector had funded its product chemical treatment product warranty programs through insurance policies (cash collateralized) for each of the warranty periods. During 1994, the warranty obligations for certain warranty periods had been fulfilled and excess funds became available. Protector approved a partial payment to the Company for its prior support, which was recorded by the Company in November 1994.

     TALK commenced operations in October 1994. From October 1994 through November 1994, all activity recorded by TALK was related to start-up operations. The Company believes that, as a new operation, there will be additional start-up costs during 1995.

     Other expenses increased by approximately $797,000 for fiscal 1994 compared to fiscal 1993, primarily due to an increase in debt amortization costs and a reduction in interest income.

     Net interest and bank charges increased by approximately
$31,000, or 0.5%, for fiscal 1994, compared to fiscal 1993.
Even though interest rates have increased, the Company's interest expense was favorably impacted by the newly issued $65 million, 6 1/4% debenture.

     For fiscal 1994, the Company's provision for income tax was approximately $20.3 million, compared to a provision of approximately $5.2 million for fiscal 1993. The increase in the effective tax rate was primarily due to the undistributed earnings from equity investments. See Note 10 of Notes to Consolidated Financial Statements.

Fiscal 1993 Compared to Fiscal 1992

     Net sales increased by approximately $45.1 million, or 13.1% for fiscal 1993, compared to fiscal 1992. This result was primarily attributable to increases in net sales from cellular telephones of approximately $37.1 million, or 19.0%, automotive sound equipment of approximately $5.0 million, or 5.6%, and automotive security and accessory equipment of approximately $4.0 million, or 7.5%. These increases were partially offset by a decline in net sales attributable to facsimile machines of approximately $921,000, or 14.9%.

     The improvement in net sales of cellular telephone products was primarily attributable to a combination of increased unit sales and activation commissions. Net sales of cellular products increased by approximately 102,700 units, or 21.5%, compared to fiscal 1992, primarily resulting from the introduction of the Minivox Lite(R) series of hand-held portable cellular telephones and increased sales of transportable "bag" cellular telephones, partially offset by a decline in sales of installed mobile cellular telephones. The average unit selling price was relatively consistent, as the continued shift toward sales of higher-priced hand-held portable cellular telephone products substantially offset a continued decline in cellular telephone prices throughout the period. The Company believes that the shift from installed mobile cellular telephones to hand-held and transportable cellular telephones is reflective of a desire by consumers for increased flexibility in their use of cellular telephones. Toward that end, the Company markets an accessory package that permits its Minivox(TM) and Minivox Lite(R) hand-held cellular telephones to be used in an automobile on a hands-free basis and to draw power from the automobile's electrical system like an installed mobile cellular telephone. Unit sales in the fourth quarter reflect a slower rate of growth as the introduction of the new Minivox(TM) MVX 525, slated for introduction in September, 1993, was delayed until November, 1993.

     Activation commissions and residual fees increased by approximately $8.7 million, or 40.4%, for fiscal 1993, compared to fiscal 1992. This growth was primarily attributable to the increase in new cellular subscriber activations, partially due to the addition of 26 new retail outlets operated by the Company and 19 new retail outlets operated by licensees of the Company during the twelve-month period ended November 30, 1993.
Residual revenues on customer usage increased by approximately $386,000, or 17.1%, for fiscal 1993, compared to fiscal 1992, due primarily to the addition of new subscribers to the Company's subscriber base.

     Net sales of automotive sound equipment increased by approximately $5.0 million, or 5.6%, for fiscal 1993, compared to fiscal 1992. This increase was attributable primarily to an increase in sales of high-end sound products and products used in the truck and agricultural vehicle markets, which was partially offset by decreases in auto sound sales to new car dealers and the discontinuance of two of the Company's automotive sound product lines. Net sales of automotive security and accessory products increased approximately $4.0 million, or 7.5%, for fiscal 1993, compared to fiscal 1992, principally due to increases in sales of vehicle security products. This increase was partially offset by a reduction in net sales by the Company of video cassette players and television and related accessories which occurred in connection with the establishment by the Company and Automotive Sound & Accessories Company in January 1992 of a joint venture to sell these products to the recreational vehicle, van and marine markets. Net sales attributable to sales by the Company's joint ventures are not reflected in net sales but rather, the Company's pro rata share of equity in a joint venture's income is included in equity in income of equity investments, which is discussed below. Accordingly, upon formation of such joint venture, the Company no longer reported sales of video cassette players and related accessories.

     Gross margins increased to 19.3% in fiscal 1993 from 17.2% for fiscal 1992. This increase was primarily due to the shift in the Company's product mix to a greater percentage of portable cellular telephones (primarily the Minivox Lite(R) series) which typically carry higher margins, higher activation commissions and increased income from residual payments. Cellular margin increases were partially offset by the delayed introduction of the Company's new Minivox(TM) MVX 525 which was introduced in November 1993, rather than September 1993, as planned. Imposition of threatened trade sanctions would have a material adverse effect on the Company's cellular product margins. Automotive sound equipment margins were relatively consistent and automotive security and accessory product margins showed a moderate increase for fiscal 1993 compared to fiscal 1992. The Company operates in a highly-competitive environment and believes that such competition will intensify in the future. Increased price competition relating to products and services provided to the Company's retail customers on behalf of cellular carriers, may result in downward pressure on the Company's gross margins.

     Total operating expenses increased by approximately $9.5 million, or 18.9%, for fiscal 1993, compared to fiscal 1992. Total operating expenses as a percentage of sales increased from 14.6% for fiscal 1992 to 15.4% for fiscal 1993. These increases were principally attributable to increased selling expenses.

     Selling expenses increased by approximately $6.5 million, or 38.9%, for fiscal 1993 compared to fiscal 1992, primarily due to increases in marketing support costs (which include expenditures for sales literature and promotion of products in key market areas), salespersons' compensation and commissions paid to outside sales representatives primarily due to increases in commissionable sales. After the Company's return to profitability in fiscal 1992, it adopted a strategy of increasing marketing support expenditures in order to attempt to accelerate sales growth. This strategy was implemented in fiscal 1993 and, consequently, selling expense as a percentage of net sales increased from 4.9% for fiscal 1992 to 6.0% for fiscal 1993.

     General and administrative expenses increased by approximately $2.9 million, or 11.5%, for fiscal 1993 compared to fiscal 1992, largely as the result of increases in the number of personnel required for the opening and operation of additional retail outlets, partially offset by a decrease in the provision for bad debt expense, which was primarily attributable to increased collection efforts and an improvement in the credit quality of the Company's customer base. Employee benefit costs also increased, reflecting the continuing rise in health benefit costs. In addition, professional fees and amortization of such fees increased, due to the retention of consultants and attorneys in connection with an amendment to the Company's bank credit facility. Since a majority of the Company's general and administrative expenses are fixed and such expenses grew, in the aggregate, at a rate slower than the growth in net sales, such expenses declined as a percentage of net sales from 7.3% for fiscal 1992 to 7.2% for fiscal 1993.

     Warehousing, assembly and repair expenses increased by approximately $132,000, or 1.6%, for fiscal 1993 compared to fiscal 1992, largely due to increases in costs attributable to increased use of public warehousing as a result of increases in sales volume. Warehousemen receive an "in/out charge" when goods are received at the warehouse, plus a monthly charge based upon space occupied during the month. Because these expenses grew at a rate slower than net sales, such expenses declined as a percentage of net sales from 2.4% for fiscal 1992 to 2.2% for fiscal 1993.

     Management fees and related income and equity in income of equity investments increased by approximately $741,000, or 12.1%, for fiscal 1993 compared to fiscal 1992, primarily as a result of increased earnings in the Company's equity investments, partially offset by a reduction in management fees, which the Company stopped accruing from CellStar in July 1993 in contemplation of the CellStar Offering. Other expenses increased by approximately $372,000, or 51.4%, for fiscal 1993 compared to fiscal 1992, primarily due to amortization of the costs associated with the restructuring of the Company's indebtedness completed in May 1992.

     Net interest and bank charges decreased by approximately $182,000, or 2.7%, for fiscal 1993, compared to fiscal 1992. This decrease was primarily attributable to an increase in interest income and a decrease of approximately $6,800,000 in average outstanding debt.

     For fiscal 1993, the Company's provision for income tax (before utilization of a net operating loss carryforward credit of approximately $2,173,000) was approximately $5,191,000, compared to a provision of approximately $2,500,000 (before utilization of a net operating loss carryforward credit of approximately $1,900,000) for fiscal 1992. The effective tax rate for fiscal 1993 was 34.1%, compared to 30.0% for fiscal 1992. As of November 30, 1993, the Company had utilized all of its net operating loss carryforwards.

Liquidity and Capital Resources

     The Company's cash position at November 30, 1994 was $4.1 million above the November 30, 1993 level. Operating activities used approximately $45.8 million, primarily due to increases in accounts receivable, inventory, and equity in income (loss) of equity investments. This was partially offset by increases in accounts payable and accrued expenses, deferred income taxes payable and profitable operations. Investing activities provided approximately $28.6 million, primarily from the net proceeds of the partial sale of one of the Company's equity investments, CellStar, and the collection of notes receivable from the same equity investment. This source of cash was partially offset by the purchase of property, plant and equipment, and the purchase of two new equity investments (Note
12). Financing activities provided approximately $21.3 million, primarily from the proceeds from issuance of long-term debt, offset by a reduction of bank obligations under line of credit agreements and documentary acceptances. The Company also paid approximately $17.4 million in principal payments on long-term debt.

     In December 1993, CellStar, the successor in interest to the Company's National Auto Center and Audiomex Export Corp. joint ventures, completed the CellStar Offering for 7,935,000 shares of CellStar Common Stock. Of such shares, the Company sold 2,875,000 of its shares to CellStar Common Stock for approximately $29.4 million in net proceeds to the Company. The proceeds from the sale of the Company's shares of CellStar Common Stock were used to reduce bank debt. In addition, CellStar utilized approximately $13.7 million of the net proceeds it received in the CellStar Offering to pay certain accounts receivable and all management fees owed by CellStar to the Company. The Company utilized such proceeds to further reduce bank debt and to make a partial payment of the Restated Series A Notes and Restated Series B Notes. Approximately $12.2 million of federal income tax primarily due to the capital gain on sale of the Company's CellStar Common Stock was paid on May 15, 1994. After the CellStar Offering, the Company continues to own 3,875,000 shares of CellStar Common Stock. As a result of the CellStar Offering, the Company will no longer receive management fees from CellStar. The Company believes that the loss of such fees will not have a material adverse effect on its liquidity.

     On March 15, 1994, the Company completed the sale of $65 million 6 1/4% Convertible Subordinated Debentures due 2001.
The Debentures are convertible into shares of the Company's Class A Common Stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances. The Company has been requested to consider and is considering modifications of the terms of its $65 million 6 1/4% Convertible Subordinated Debentures due 2001, issued in a March private placement. The Company has had discussions with several of its bond holders concerning these modifications. However, there can be no assurance that any such modifications will be made.

     A portion of the net proceeds of the offering was used to repay existing indebtedness and a prepayment premium. In connection with the Company's repayment of indebtedness, the Company exchanged its existing Series A and Series B Convertible Subordinated Debentures for Series AA and Series BB Convertible Debentures. The Series AA and Series BB Convertible Debentures have the same maturity, interest rate, and conversion provision as the existing Series A and Series B Convertible Subordinated Debentures, but are not subordinated to other indebtedness of the Company. Future payments of principal and interest on the Series AA and Series BB Debentures are secured by a letter of credit.

     Concurrently with the completion of the sale of the Debentures, the Company entered into an amended and restated credit agreement with its financial institutions. Under the credit agreement, the Company may obtain credit through direct borrowings, letters of credit, and banker's acceptances. The obligations of the Company under the credit agreement have been guaranteed by certain of the Company's subsidiaries and have been secured by accounts receivable and inventory of the Company and those subsidiaries. Availability of credit under the Credit Agreement is in a maximum aggregate amount of $50 million and is subject to certain conditions and based upon a formula taking into account the amount and quality of its accounts receivable and inventory.

     On August 29, 1994, the Company entered into the Third Amendment to the Credit Agreement, as extended on February 24, 1995, which provided for an increase in the Company's direct borrowings and bank lines from $20 million to $40 million and $50 million to $75 million, respectively. On June 1, 1995, direct borrowings and bank lines will be stepped down to $20 million and $50 million, respectively.

     Following the sale of such CellStar Common Stock in the CellStar Offering, consummation of the 1994 credit facility and sale of Debentures, the Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditures needs through November 30, 1995 and for the reasonably foreseeable future.

Impact of Inflation and Currency Fluctuation

     Inflation has not had and is not expected to have a significant impact on the Company's financial position or operating results. However, as the Company expands its operations into Latin America and the Pacific Rim, the effects of inflation in those areas, if any, could have growing significance to the financial condition and results of the operations of the Company.

Currency Fluctuations

     While the prices that the Company pays for the products purchased from its suppliers are principally denominated in United States dollars, price negotiations depend in part on the relationship between the foreign currency of the foreign manufacturers and the United States dollar. This relationship is dependent upon, among other things, market, trade and political factors.

Seasonality

     The Company typically experiences some seasonality. The Company believes such seasonality could be attributable to increased demand for its products during the Christmas season, commencing October, for both wholesale and retail operations.

Recent Accounting Pronouncements

     Effective December 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting of income taxes. The cumulative effect of this accounting change is a one-time charge of approximately $178,000 or $.02 per share. The adoption of these statements has no effect on cash flow.

Item 8 - Consolidated Financial Statements and Supplementary
          Data

     The consolidated financial statements of the Company as of November 30, 1993 and 1994 and for each of the years in the three-year period ended November 30, 1994, together with the independent auditors' report thereon of KPMG Peat Marwick LLP, independent auditors, are filed under this Item 8.

     Selected unaudited, quarterly financial data of the Registrant for the years ended November 30, 1994 and 1993 appears below:

                                           QUARTER ENDED
                                   Feb. 28   May 31    Aug. 31   Nov. 30*
1994
Net sales                       $115,337   116,272   109,719    145,120
Gross profit                      22,178    21,678    20,219     20,836
Operating expenses                16,923    18,421    17,797     21,284
Income (loss) before provision for
  income taxes and extraordinary
  item                            42,640     2,439     2,533     (1,078)
Provision (recovery) for income taxes       18,477     1,002      1,013 (164)
Income (loss) before cumulative effect of
  change in accounting principle  24,163     1,437     1,520       (914)
Cumulative effect of change in
  accounting principle              (178)        -        -           -
Net income (loss)                 23,985     1,437     1,520       (914)
Income (loss) per share (primary):
  Income (loss) before cumulative effect      2.63      0.16       0.17 (0.10)
  Cumulative effect                (0.02)        -         -          -
  Net income (loss)                 2.61      0.16      0.17      (0.10)
Income (loss) per common share
  (fully diluted):
  Income (loss) before cumulative effect      2.38      0.15       0.16 (0.10)
  Cumulative effect                (0.02)        -         -          -
  Net income (loss)                 2.36      0.15      0.16      (0.10)

1993
Net sales                         $91,820    95,510    94,479   107,229
Gross profit                       17,356    19,272    18,793    19,499
Operating expenses                 13,619    14,853    15,366    15,928
Income before provision for
  income taxes and extraordinary
  item                              3,562     4,143     4,150     3,387
Provision for income taxes          1,110     1,386     1,730       965
Income before extraordinary item    2,452     2,757     2,420     2,422
Extraordinary item-tax benefits
  from utilization of net operating
  loss carryforwards                  885     1,066       222         -
Net income                          3,337     3,823     2,642     2,422
Income per share (primary):
  Income before extraordinary item   0.27      0.31      0.27      0.27
  Extraordinary item                 0.10      0.11      0.02         -
  Net income                         0.37      0.42      0.29      0.27
Income per common share (fully diluted):
  Income before extraordinary item      -      0.28      0.25      0.25
  Extraordinary item                    -      0.11      0.02         -
  Net income                            -      0.39      0.27      0.25

*The Company does not compute fully diluted earnings per share when the addition of potentially dilutive securities would result in anti-dilution.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
AUDIOVOX CORPORATION:


We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1993 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 1993 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1(f) to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1994.

                              s/KPMG Peat Marwick, LLP
                              KPMG PEAT MARWICK, LLP

Jericho, New York
February 13, 1995

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                          November 30, 1993 and 1994
                                 (In thousands)

                                             1993           1994
Assets

Current Assets:
     Cash and cash equivalents                $   1,372     $   5,495
     Accounts receivable, net                    73,208        94,242
     Inventory, net                              64,308        83,430
     Income taxes receivable                        228             -
     Notes receivable from equity investment      7,973             -
     Prepaid expenses and other current assets    3,668         6,065
     Deferred income taxes                        2,620         2,247
        Total current assets                    153,377       191,479

     Restricted cash                                  -         6,559
     Property, plant and equipment, net           6,083         6,180
     Equity investments                           7,240        25,902
     Debt issuance costs, net                       750         4,840
     Excess cost over fair value of assets
       acquired and other intangible assets, net  1,031         1,032
     Other assets                                 1,190         3,106

                                              $ 169,671     $ 239,098

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                         $  17,762     $  21,088
     Accrued expenses and other current liabilities            10,841    13,063
     Income taxes payable                         2,250           834
     Bank obligations                            38,797         1,084
     Documentary acceptances                     10,833             -
     Current installments of long-term debt       9,743           159
        Total current liabilities                90,226        36,228

Bank obligations                                      -        29,100
Deferred income taxes                                 -         5,945

Long-term debt, less current installments        13,610        75,653
        Total liabilities                       103,836       146,926

Minority interest                                    42           138
Stockholders' equity:
     Preferred stock                              2,500         2,500
     Common Stock:
       Class A                                       68            68
       Class B                                       22            22
     Paid-in capital                             39,171        39,715
     Retained earnings                           24,226        50,254
                                                 65,987        92,559

Cumulative foreign currency translation
  and adjustment                                   (194)         (525)
        Total stockholders' equity               65,793        92,034

Commitments and contingencies

Total liabilities and stockholders' equity    $ 169,671     $ 239,098

See accompanying notes to consolidated financial statements.

                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Earnings
                 Years Ended November 30, 1992, 1993 and 1994
                     (In thousands, except per share data)

                                        1992      1993      1994

Net sales                                $343,905  $389,038  $486,448

Cost of sales                             284,904   314,118   401,537
      Gross profit                         59,001    74,920    84,911

Operating expenses:
     Selling                               16,699    23,191    31,925
     General and administrative            25,202    28,096    33,114
     Warehousing, assembly and repair       8,347     8,479     9,386
                                           50,248    59,766    74,425

Operating income                            8,753    15,154    10,486

Other income (expenses):
     Interest and bank charges             (6,686)   (6,504)   (6,535)
     Equity in income of equity investments 1,177     4,948     3,748
     Management fees and related income     4,933     1,903     1,543
     Gain on sale of equity investment          -         -    27,783
     Gain on public offering of equity
       investment                               -         -    10,565
     Other, net                               137      (259)   (1,056)
                                             (439)       88    36,048
Income before provision for
     income taxes, extraordinary item
     and cumulative effect of a change
     in an accounting principle             8,314    15,242    46,534

Provision for income taxes                  2,495     5,191    20,328

Income before extraordinary item and
     cumulative effect of a change in
     accounting for income taxes            5,819    10,051    26,206

Extraordinary item - Tax benefits from
     utilization of net operating loss
     carryforwards                          1,851     2,173         -
Cumulative effect of change in accounting
     for income taxes                           -         -      (178)

Net income                               $  7,670  $ 12,224  $ 26,028

Income per common share (primary):
     Income before extraordinary item    $   0.64  $    1.11  $  2.88
     Extraordinary item                  $   0.21  $    0.24        -
     Cumulative effect of change in
      accounting for income taxes               -         -   $  (.02)
     Net income                          $   0.85  $    1.35  $  2.86

Net income per common share (fully
     diluted):
     Income before extraordinary item           -  $    1.03  $  2.21
     Extraordinary item                         -  $    0.22        -
     Cumulative effect of change in
      accounting for income taxes               -         -   $  (.01)
     Net income                                 -  $    1.25  $  2.20

See accompanying notes to consolidated financial statements.

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                  Years Ended November 30, 1992, 1993 and 1994
                                 (In thousands)

                                                       Cumulative
                                                         foreign
                                                       currency          Total
               Preferred  Common    Paid-In     Unearned    Retained   translation   Stockholders'
                 stock    stock     capital   compensation  earnings   adjustment       equity

Balances at
  November 30,
  1991         $2,500  $90  $38,854     -    $ 4,332    $ 920     $ 46,696

Net income         -    -        -     -      7,670        -        7,670

Equity adjustment
 from foreign
 currency
  translation      -    -        -     -          -     (909)        (909)

Balances at
  November 30,
 1992          2,500   90   38,854     -     12,002       11       53,457

Net income         -    -        -     -     12,224        -       12,224

Equity adjustment
 from foreign
 currency
 translation       -    -        -     -          -     (205)        (205)

Grant of warrants  -    -      100     -          -        -          100

Stock issuance
 upon exercise
 of options             -        -    217        -          -           -       217

Balances at
  November 30,
 1993          2,500   90   39,171     -     24,226     (194)      65,793


Net income         -    -        -     -     26,028        -       26,028

Equity adjustment
 from foreign
 currency
 translation       -    -        -     -          -     (331)        (331)

Unearned compensation
  relating to grant
  of options and non-
  performance restricted
  stock            -    -      864  (864)         -        -            -

Compensation
 expense           -    -       27   241          -        -          268

Stock issuance
 upon exercise
 of options        -    -      207     -          -        -          207

Issuance of warrants             -      -        69        -             -        -        69

Balances at
  November 30,
 1994         $2,500  $90  $40,338 $(623)   $50,254    $(525)     $92,034








See accompanying notes to consolidated financial statements.

                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                 Years Ended November 30, 1992, 1993 and 1994
                                (In thousands)

                                             1992      1993      1994
Cash flows from operating activities:
 Net income                              $  7,670   $ 12,224 $ 26,028
 Adjustments to reconcile net income
   to net cash used in operating activities:
   Depreciation and amortization            3,067      3,863    4,299
   Provision for bad debt expense           1,921        230      (21)
   Equity in income of equity investments  (1,177)    (4,948)  (3,748)
   Minority interest                          (19)       (22)      96
   Gain on sale of business                  (263)         -        -
   Gain on sale of equity investment            -          -  (27,783)
   Gain on public offering of equity investment -          -  (10,565)
   Provision for deferred income taxes, net of
     extraordinary item                       309     (2,311)   6,140
   Provision for unearned compensation          -          -      268
   Cumulative effect of change in accounting for
     income taxes                               -          -      178
 Changes in:
     Accounts receivable                   (5,656)    (6,266) (20,337)
     Inventory                             (4,533)   (13,849) (18,701)
     Income taxes receivable                2,064        451      229
     Accounts payable, accrued expenses
      and other current liabilities        (5,407)     8,076    3,675
     Income taxes payable                       -      1,632   (1,395)
     Prepaid expenses and other assets     (1,121)      (193)  (4,171)
       Net cash used in operating activities          (3,145)  (1,113)  (45,808)

Cash flows from investing activities:
 Purchase of equity investments               (51)         -   (6,016)
 Purchases of property, plant and equipment, net      (1,235)  (1,346)   (2,611)
 Notes receivable from equity investment   (4,125)         -    7,973
 Proceeds from sale of business                88          -        -
 Net proceeds from sale of equity investment    -          -   29,433
 Purchase of acquired business                  -          -     (148)

    Net cash (used in) provided by investing
      activities                           (5,323)    (1,346)  28,631

Cash flows from financing activities:
 Net (repayments) borrowings under line of
   credit agreements                        3,194      4,616   (8,613)
 Net (repayments) borrowings under documentary
   acceptances                              3,942      2,832  (10,833)
 Principal payments on long-term debt           -     (6,127) (17,411)
 Debt issuance costs                       (1,562)      (177)  (5,315)
 Proceeds from exercise of stock options        -        176      170
 Principal payments on capital lease obligation            -     (165)     (175)
 Proceeds from issuance of long-term debt       -          -   65,000
 Proceeds from issuance of notes payable        -          -   10,045
 Payment of note payable                        -          -   (5,000)
 Restricted cash                                -          -   (6,559)
     Net cash provided by financing activities         5,574    1,155    21,309
 Effect of exchange rate changes on cash      (73)       (10)      (9)

Net increase (decrease) in cash and cash
 equivalents                               (2,967)    (1,314)   4,123

Cash and cash equivalents at beginning of period       5,653    2,686     1,372

Cash and cash equivalents at end of period          $  2,686 $  1,372  $  5,495

See accompanying notes to consolidated financial statements.

                  AUDIOVOX CORPORATION AND SUBSIDIARIES

               Notes to Consolidated Financial Statements

                    November 30, 1992, 1993 and 1994

         (Dollars in thousands, except share and per share data)


(1)  Summary of Significant Accounting Policies

     (a)  Description of Business

          Audiovox Corporation and its subsidiaries (the Company) designs and markets cellular telephones and accessories, automotive aftermarket sound and security equipment, other automotive aftermarket accessories and certain other products, principally in the United States, Canada, and overseas. In addition to generating product revenue from the sale of cellular telephone products, the Company's retail outlets, as agents for cellular carriers, are paid activation commissions and residual fees from such carriers. The Company also sells cellular telephones in Europe, Latin America, Asia, the Middle East and Australia.

          The Company's automotive sound, security and accessory products include stereo cassette radios, compact disc players and changers, amplifiers and speakers; key based remote control security systems; and cruise controls, door and trunk locks. These products are marketed through mass merchandise chain stores, specialty automotive accessory installers, distributors and automobile dealers.

     (b)  Principles of Consolidation

          The consolidated financial statements include the financial statements of Audiovox Corporation and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash Equivalents

          Cash equivalents of $100 at November 30, 1993 consisted of a certificate of deposit with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents.

     (d)  Inventory

          Inventory consists principally of finished goods and is stated at the lower of cost (primarily on a weighted moving average basis) or market.

     (e)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Equipment under capital lease is stated at the present value of minimum lease payments. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

               Buildings                                20 years
               Furniture, fixtures and displays       5-10 years
               Machinery and equipment                5-10 years
               Computer hardware and software            5 years
               Automobiles                               3 years

          Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital lease are amortized over the term of the lease.

     (f)  Income Taxes

          Effective December 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes", and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 consolidated statement of earnings. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Pursuant to the deferred method under APB Opinion 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

     (g)  Net Income Per Common Share

          Primary earnings per share are computed based on the weighted average number of common shares outstanding and common stock equivalents. For the years ended November 30, 1993 and 1994, stock options, stock grants and stock warrants (Note 13) are common stock equivalents. The computation of fully diluted earnings per share assumes conversion of all outstanding debentures (Note 8) and exercise of common stock equivalents, stock options, performance accelerated grants and warrants. For purposes of this computation, net income was adjusted for the after-tax interest expense applicable to the convertible debentures.

          The Company does not compute fully diluted earnings per share when the addition of potentially dilutive securities would result in anti-dilution.

          The following weighted average shares were used for the computation of primary and fully diluted earnings per share:

                                       For the Years Ended November 30,

                                       1992      1993     1994

                   Primary          9,007,242   9,046,698   9,105,952
                   Fully diluted    9,007,242  10,077,685  12,769,221

     (h)  Debt Issuance Costs

          Costs incurred in connection with the issuance of the Convertible Subordinated Debentures and restructuring of the Series A and Series B Convertible Subordinated Notes (Note 8) and the restructuring of bank obligations (Note 7) have been capitalized. These charges are amortized over the lives of the respective agreements. Amortization expense of these costs amounted to $501, $856 and $1,225 for the years ended November 30, 1992, 1993 and 1994, respectively.

     (i)  Intangible Assets

          Intangible assets consist of patents, trademarks, non-competition agreements and the excess cost over fair value of assets acquired for certain subsidiary companies and equity investments. Excess cost over fair value of assets acquired is being amortized over periods not exceeding twenty years. The costs of other intangible assets are amortized on a straight-line basis over their respective lives.

          Accumulated amortization approximated $1,012 and $1,283 at November 30, 1993 and 1994, respectively. Amortization of the excess cost over fair value of assets acquired and other intangible assets amounted to $133, $164 and $271 for the years ended November 30, 1992, 1993 and 1994, respectively.

          On an ongoing basis, the Company reviews the valuation and amortization of its intangible assets. As a part of its ongoing review, the Company estimates the fair value of intangible assets, taking into consideration any events and circumstances which may diminish fair value.

     (j)  Warranty Expenses

          Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. At November 30, 1993 and 1994, the reserve for future warranty expense amounted to $2,170 and $1,665, respectively.

     (k)  Cash Discount and Co-operative Advertising Allowances

          The Company accrues for estimated cash discounts and trade and promotional co-operative advertising allowances at the time of sale. These discounts and allowances are reflected in the accompanying consolidated financial statements as a reduction of accounts receivable as they are utilized by customers to reduce their trade indebtedness to the Company.

     (l)  Foreign Currency

          Assets and liabilities of those subsidiaries and equity investments located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are accumulated in the cumulative foreign currency translation account in stockholders' equity. Exchange gains and losses on hedges of foreign net investments and on inter-company balances of a long-term investment nature are also recorded in the cumulative foreign currency translation adjustment account. Other foreign currency transaction gains and losses are included in net income, none of which were material for the years ended November 30, 1992, 1993 and 1994.

          During 1993 and 1994, the Company entered into foreign exchange contracts denominated in the currency of its major suppliers. These contracts were purchased to hedge identifiable foreign currency commitments, principally purchases of inventory that are not denominated in U.S. Dollars. Accordingly, any gain or loss associated with the contracts was included as a component of inventory cost.
          Cash flows resulting from these contracts are included in the net change in inventory for purposes of the statements of cash flows. No foreign exchange contracts were purchased in 1992. There were no open foreign exchange contracts at November 30, 1993 and 1994.

     (m)  Equity Investments

          The Company has common stock investments in five companies, which are accounted for by the equity method (Note 12).

     (n)  Cellular Telephone Commissions

          Under various agreements, the Company typically receives an initial activation commission for obtaining subscribers for cellular telephone services. Additionally, the agreements typically contain provisions for commissions based upon usage and length of continued subscription. The agreements also typically provide for the reduction or elimination of initial activation commissions if subscribers deactivate service within stipulated periods. The Company has provided a liability for estimated cellular deactivations which is reflected in the accompanying consolidated financial statements as a reduction of accounts receivable.

          The Company recognizes sales revenue for the initial activation, length of service commissions and residual commissions based upon usage on the accrual basis. Such commissions approximated $21,469, $30,150 and $51,793 for the years ended November 30, 1992, 1993 and 1994, respectively. Related commissions paid to outside selling representatives for cellular activations are reflected as cost of sales in the accompanying consolidated statements of earnings and amounted to $8,923, $10,969 and $17,848 for the years ended November 30, 1992, 1993 and 1994, respectively.

     (o)  Restricted Cash

          At November 30, 1994, the Company has approximately $6,559 of restricted cash, classified as a non-current asset, which represents collateral for an irrevocable standby letter of credit in favor of the Series AA and Series BB Convertible Debentures. Currently, the cash is invested in short-term certificates of deposit.

     (p)  Supplementary Financial Statement Information

          Advertising expenses approximated $4,467, $8,740 and $11,610 for the years ended November 30, 1992, 1993 and 1994, respectively.

          Interest income of approximately $861, $837 and $540 for the years ended November 30, 1992, 1993 and 1994, respectively, is included in other in the accompanying consolidated financial statements.

          Included in accrued expenses and other current liabilities is $3,696 of accrued wages and commissions.

     (q)  Reclassifications

          Certain reclassifications have been made to the 1992 and 1993 consolidated financial statements in order to conform to the 1994 presentation.

(2)  Business Acquisitions/Dispositions

     In May 1992, the Company sold its interest in a 50% investment in Park Plus Corporation (Park Plus), which marketed and distributed mechanical parking equipment, for cash, accounts receivable and notes receivable aggregating $451. This transaction resulted in a gain of $263 which has been recognized as other income in the accompanying consolidated financial statements as of November 30, 1992.

     On December 1, 1993, the Company acquired all of the assets and liabilities of H & H Eastern Distributors, Inc. (H&H) for $148 in cash and a warrant to purchase 50,000 shares of the Company's Class A Common Stock valued at approximately $69. The Company acquired assets of approximately $1,854, liabilities of approximately $1,922 and excess cost over fair value of net assets acquired of $285 which is being amortized on a straight-line basis over 20 years. Proforma financial information has not been reflected for this acquisition as the impact on the results of operations of the Company would not have been material.

     In December, 1993, the Company formed Audiovox Singapore Pte. Ltd., a wholly-owned subsidiary of Audiovox Asia, Inc. (Audiovox
     Asia), which, in turn, is a wholly-owned subsidiary of the Company, as well as Audiovox Communications (Malaysia) Sdn. Bnd.(Audiovox Malaysia), which is an 80% owned subsidiary of Audiovox Asia. In July 1994, the Company formed Audiovox (Thailand) Co., Ltd., a 100% owned subsidiary of Audiovox Asia. The Company formed these subsidiaries to assist in its planned expansion of its international customer base.

(3)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:

                             For the Years Ended November 30,
                                  1992      1993      1994

         Cash paid during the years
           for:
             Interest            $7,152    $5,985   $ 5,291
             Income taxes        $  650    $3,667   $15,409

    During 1992, $3,848 of outstanding accounts receivable from CellStar Corporation (CellStar, the successor to National Auto Center, Inc. (National) and Audiomex Export Corp. (Audiomex)), one of the Company's equity investments, was converted to a note receivable (Note 12).

    During 1993, the Company entered into a lease agreement to acquire new computer equipment. As a result, a capital lease obligation of $646 was incurred (Note 11).

    Stock warrants were issued pursuant to a consulting agreement entered into during 1993 (Note 13).

    During 1993 and 1994, a reduction of $40 and $37 to income taxes payable was made due to the exercise of stock options.

    During 1994, the Company acquired the assets and liabilities of H&H in exchange for cash and warrants to purchase the Company's common stock (Note 2).

(4) Accounts Receivable

    Accounts receivable is comprised of the following:

                                                   November 30,
                                                 1993      1994

         Trade accounts receivable              $68,570  $ 90,225
         Receivables from equity investments
          (Note 12)                               10,171    9,799
                                                  78,741  100,024
         Less:
           Allowance for doubtful accounts         2,063    1,623
           Allowance for cellular deactivations    1,739    1,234
           Allowance for co-operative
             advertising and cash discounts        1,731     2,925
                                                 $73,208  $ 94,242

    The provision for bad debt expense amounted to $1,921, $230 and a recovery of $21 for the years ended November 30, 1992, 1993 and 1994, respectively. See Note 14(b) for concentrations of credit risk.

(5) Transactions With Major Suppliers

    The Company engages in transactions with Shintom Co., Ltd (Shintom), a stockholder who owns approximately 3.5% at November 30, 1993 and 1994 of the outstanding Class A Common Stock and all of the outstanding Preferred Stock of the Company. These transactions include financing arrangements and inventory purchases which approximated 6%, 4% and 7% for the years ended November 30, 1992, 1993 and 1994, respectively, of total inventory purchases. During 1993, the Company terminated its $14,500 line of credit with Shintom. Included in accounts payable as of November 30, 1993 is $43 due to Shintom for trade purchases.

    During 1993, defective product was returned to Shintom in exchange for tooling valued at $185. At November 30, 1993, tooling valued at $92 is outstanding and included in prepaid and other current assets.

    During 1994, the Company formed a joint venture in Japan (Note 12) with Shintom and other companies and issued a note payable to a wholly-owned subsidiary of Shintom, in connection with the purchase, which was repaid during 1994.

    The Company purchased a majority of its cellular products from another supplier. Inventory purchases from this supplier approximated 48%, 47% and 45% of total inventory purchases for the years ended November 30, 1992, 1993 and 1994, respectively.

    Prior to fiscal 1993, the Company had an unwritten arrangement with its principal supplier of cellular telephone products pursuant to which the Company generally absorbed all repair costs to a maximum of 50% of the original value of the defective unit. The Company no longer utilizes its principal supplier of cellular telephone products for repairs as of November 30, 1993. During the fiscal year ended November 30, 1993, the Company began repairing cellular telephone products.

(6) Property, Plant and Equipment

 A summary of property, plant and equipment, net, is as follows:

                                                 November 30,
                                                  1993      1994

                Land                             $    53  $    53
                Buildings                            446      446
                Furniture, fixtures and displays   2,930    3,467
                Machinery and equipment            2,077    2,458
                Computer hardware and software    10,105   10,981
                Automobiles                          394      649
                Leasehold improvements             3,207    4,003
                                                  19,212   22,057
                Less accumulated depreciation
                  and amortization                13,129   15,877
                                                 $ 6,083  $ 6,180

    At November 30, 1993 and 1994, included in computer hardware and software, is $846 pertaining to a capital lease. Amortization of such equipment is included in depreciation and amortization of plant and equipment, and accumulated amortization was $226 and $463 at November 30, 1993 and 1994, respectively.

    Computer software includes approximately $2,564 and $1,305 of unamortized costs as of November 30, 1993 and 1994, respectively, related to the acquisition and installation of management information systems for internal use which are being amortized over a five-year period.

 Depreciation and amortization of plant and equipment amounted to $2,433, $2,843 and $2,803 for the years ended November 30, 1992,
 1993 and 1994, respectively, which includes amortization of computer software costs of $1,420, $1,439 and $1,259 for the years ended November 30, 1992, 1993 and 1994, respectively.

(7) Financing Arrangements

 (a)     Bank Obligations

    In connection with the completion of the sale of the Debentures (Note 8), the Company entered into an amended and restated revolving credit agreement (the Credit Agreement) with its financial institutions on March 15, 1994. Under the credit agreement, the Company may obtain credit through direct borrowings, Eurodollars, banker's acceptances and letters of credit. The obligations of the Company under the credit agreement have been guaranteed by certain of the Company's subsidiaries and have been secured by accounts receivable and inventory of the Company and those subsidiaries. The term of the Credit Agreement is for approximately two years, expiring on February 28, 1996. As a result of the new revolving credit agreement, bank obligations have been classified as long-term at November 30, 1994.

    The original amount of the aggregate direct borrowing and line of credit availability under the Credit Agreement was $20,000 and $50,000, respectively, which is subject to certain conditions and based upon a formula taking into account the amount and quality of its accounts receivable and inventory. On August 26, 1994, the Company executed an amendment to the Credit Agreement to increase amounts eligible for direct borrowing and lines of credit to $40,000 and $75,000, respectively. This amendment was extended on February 24, 1995, whereby direct borrowings and bank lines will be reduced to $20,000 and $50,000, respectively, on June 1, 1995.

    Outstanding obligations under the Credit Agreement at November 30, 1993 and 1994 were as follows:

                                            November 30,
                                           1993      1994


 Bankers Acceptances                      $20,000    $ 7,000
 Revolving Credit Notes                    18,797        400
 Eurodollar Notes                               -     21,700
                                          $38,797    $29,100

         During 1993, interest on revolving credit notes was 1.625% above the prime rate, which was 6% at November 30, 1993, and interest on bankers acceptances was 3.25% above the discount rate, which was 3% at November 30, 1993. During 1994, interest on revolving credit notes was .25% above the prime rate which was 8.5% at November 30, 1994, interest on

         Eurodollar Notes was 2% above the three month Libor rate which was 6.2% at November 30, 1994, and interest on bankers acceptances was 2% above the discount rate which was 4.75% at November 30, 1994.

         Prior to May 6, 1992, compensating balances were required by some financial institutions. The Company elected to pay a fee in lieu of these balances and such fees approximated $69 for the year ended November 30, 1992. Under the new Credit Agreement, the Company is required to pay quarterly commitment fees, as well as an annual administrative fee.

         The Credit Agreement contains several covenants requiring, among other things, minimum annual levels of net income, and minimum quarterly levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. At November 30, 1994, the Company was not in compliance with a covenant. The Credit Agreement was subsequently amended to eliminate the non-compliance.

         During 1994, Audiovox Malaysia (Note 2) entered into a revolving credit facility for approximately $1,200 with a local Malaysian bank for additional working capital needs. The facility is secured by a Standby Letter of Credit issued under the Credit Agreement by the Company and is payable upon demand or upon expiration of the Standby Letter of Credit which has a term of one year. Outstanding obligations under this agreement at November 30, 1994 were $1,084 and annual interest was 1.5% above the Malaysian Base Lending Rate which was 6.6% at November 30, 1994.

         The maximum month-end amounts outstanding under the above-mentioned borrowing facilities during the years ended November 30, 1992, 1993 and 1994 were $41,047, $42,659 and
         $30,184, respectively. Average borrowings during the years ended November 30, 1992, 1993 and 1994 were $32,960, $28,895 and $16,929, respectively and the weighted average interest rates were 7.7%, 7.8% and 7.9%, respectively.

    (b)  Documentary Acceptances

         Prior to August 1994, the Company had various unsecured documentary acceptance lines of credit with major suppliers. These lines of credit amounted to approximately $11,670 at November 30, 1993 to finance inventory purchases. Interest for certain documentary lines was at a fixed rate of 9% at

         November 30, 1993. In addition, during 1993, the Company entered into an agreement with a supplier to fund all merchandise from the supplier on a 60-day documentary acceptance line of credit at terms equal to the supplier's interest rate, which was 6.9% at November 30, 1993, plus a 1.1% fee. At November 30, 1993, $10,833 of documentary acceptances were outstanding.

         The maximum month-end documentary acceptances outstanding during the years ended November 30, 1992, 1993 and 1994 were $9,099, $9,638 and $9,078, respectively. Average borrowings during the years ended November 30, 1992, 1993 and 1994 were $6,733, $6,883 and $3,787, respectively and the weighted average interest rates, including fees, were 8.5%, 11.2% and 11.0%, respectively.

(8) Long-Term Debt

    A summary of long-term debt follows:

                                               November 30,
                                                1993       1994


      Convertible subordinated debentures:
        6 1/4%, due 2001, convertible at
          $17.70 per share                       $     -  $ 65,000
        Series A 10.8%, due 1996, convertible
          at $5.34 per share                          77         -
        Series B 11.0%, due 1996, convertible
          at $5.34 per share                       5,385         -
      Convertible debentures:
        Series AA, 10.8%, due 1996, convertible
          at $5.34 per share                           -        77
        Series BB, 11.0%, due 1996, convertible
          at $5.34 per share                           -     5,385
      Subordinated Notes:
        Series A, 10.8%, due 1995                  2,902         -
        Series B, 11.0%, due 1995                 14,509         -
      Subordinated note payable                        -     5,045
      Capital lease obligations (Note 11)            480       305
                                                  23,353    75,812
      Less current installments                    9,743       159
                                                 $13,610  $ 75,653

    On March 15, 1994, the Company completed the sale of $65,000, 6 1/4% convertible subordinated debentures (Debentures) due 2001 (the Offering), and entered into an Indenture Agreement. The Debentures are convertible into shares of the Company's

    Class A Common Stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances. The Indenture Agreement contains various covenants. The bonds are subject to redemption by the Company in whole or in part, at any time after March 15, 1997, at certain specified amounts. Audiovox has been requested to consider, and is considering, certain modifications with respect to its Debentures. However, there can be no assurance that any such modification will be made.

    A portion of the net proceeds of the Offering was used to repay existing subordinated notes. In connection with the Company's repayment of indebtedness, the Company exchanged its existing Series A and Series B Convertible Subordinated Debentures for Series AA and Series BB Convertible Debentures and entered into a Debenture Exchange Agreement dated March 8, 1994 (the Debenture Exchange Agreement). The Series AA and Series BB Convertible Debentures have the same maturity, interest rate, and conversion provision as the existing Series A and Series B Convertible Subordinated Debentures, but are not subordinated to other indebtedness of the Company. Future payments of principal and interest on the Series AA and Series BB Debentures are secured by a letter of credit (Note 1 (o)). The Series AA and Series BB Convertible Debentures are convertible at any time at $5.34 per share which is subject to adjustment in certain circumstances. Although the Debentures Exchange Agreement provides for optional prepayments, under certain circumstances, such payments are restricted by the Credit Agreement (Note 7).

    On October 20, 1994, the Company issued a note payable for five hundred million Japanese Yen (approximately $5,045) to finance a foreign currency investment in TALK Corporation
    (TALK) (Note 12). The note is scheduled to be repaid on October 20, 2004 and bears interest at 4.1%. The note can be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender. The lender has an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value of the note at any time after October 20, 1995. This note and the investment in TALK are both denominated in Japanese Yen, and as such, the foreign currency translation adjustments are accounted for as a hedge. Any foreign currency translation adjustment resulting from the note will be recorded in stockholders' equity to the extent that the adjustment is less than or equal to the adjustment from the translation of the investment in TALK. Any portion of the adjustment from the translation of the not that exceeds the adjustment from the translation of the investment in TALK is a transaction gain or loss that will be included in earnings.

    At November 30, 1993 and 1994, current installments of long-term debt include current installments of $159 under capital lease obligations.

    Maturities on long-term debt for the next five fiscal years are as follows:

         1995           $   159
         1996             5,608
         1997                 -
         1998                 -
         1999                 -

(9) Capital Structure

    The Company's capital structure is as follows:

                                                              Voting
                                                              Rights
               Par                           Shares Issued           Per          Liquidation
Security    Value       Shares Authorized        and Outstanding    Share       Rights

                        November 30,            November 30,

                        1993      1994      1993         1994

Class A$ 0.01 30,000,000 30,000,0006,762,288    6,777,788  One   Ratably with
Common                                                           Class B
Stock

Class B  0.01 10,000,000 10,000,0002,260,954    2,260,954  Ten    Ratably with
Common                                                           Class A
Stock

Preferred
Stock              50.00     50,000   50,000       50,000  50,000       -  $50 per share

Series
Preferred
Stock    0.01  1,500,000           1,500,000            -        -      -           -

    The holders of Class A and Class B Common Stock are entitled to receive cash or property dividends declared by the Board of Directors. The Board can declare cash dividends for Class A Common Stock in amounts equal to or greater than the cash dividends for Class B Common Stock. Dividends other than cash must be declared equally for both classes. Each share of Class B Common Stock may, at any time, be converted into one share of Class A Common Stock. During 1993, 3,839,500 shares of Class B Common Stock were converted to shares of

    Class A Common Stock. During fiscal 1993 and 1994, 16,000 and 15,500 shares, respectively, of Class A Common Stock were issued due to the exercise of stock options, (Note 13).

    The 50,000 shares of non-cumulative Preferred Stock outstanding are owned by Shintom and have preference over both classes of common stock in the event of liquidation or dissolution. The Company had the right, until January 1, 1993, which was not exercised, to redeem all or part of the Preferred Stock at its par value.

    As of November 30, 1994, 969,500 shares of the Company's Class A Common Stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans (Note 13) and 4,845,345 for all convertible securities and warrants outstanding at November 30, 1994.

    Undistributed earnings from equity investments included in retained earnings amounted to $7,149 and $20,526 at November
    30, 1993 and 1994, respectively.

(10)     Income Taxes

    As discussed in Note 1, the Company adopted Statement 109 as of December 1, 1993. The cumulative effect of this change in accounting for income taxes of $178, or $.02 per share, is determined as of December 1, 1993 and is reported separately as a reduction to the consolidated statement of earnings for the year ended November 30, 1994. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

    The components of income before the provision for income taxes and extraordinary item are as follows:

                                         November 30,
                                  1992         1993       1994

        Domestic Operations       $  8,655   $ 15,983   $47,032
        Foreign Operations            (341)      (741)     (498)
                                  $  8,314   $ 15,242   $46,534


     Total income tax expense for the year ended November 30, 1994 was allocated as follows:

        Income from continuing operations             $20,328
        Stockholders' equity
          Additional paid in capital for
           compensation expense for tax
           purposes in excess of amounts
           recognized for financial reporting
           purposes                                       (37)
           Total income tax expense                   $20,291

     The provision for (recovery of) income taxes attributable to income from continuing operations is comprised of:

                       Federal   Foreign   State     Total
 1992:
         Current       $ 2,953    $  25    $  905    $ 3,883
         Deferred       (1,022)       -      (366)    (1,388)
                       $ 1,931    $  25    $  539    $ 2,495
 1993:
         Current       $ 4,535    $  21    $1,068    $ 5,624
         Deferred         (358)       -       (75)      (433)
                       $ 4,177    $  21    $  993    $ 5,191

 1994:
         Current       $12,042    $  68    $2,078    $14,188
         Deferred        5,365        -       775      6,140
                       $17,407    $  68    $2,853    $20,328

     A reconciliation of the provision for income taxes attributable to income from continuing operations computed at the Federal statutory rate to the reported provision for income taxes attributable to income from continuing operations is as follows:

                                                     November 30,
                                     1992             1993           1994

Tax provision at Federal
  statutory rates                  $2,827    34.0%  $5,335  35.0%  $16,287 35.0%
Undistributed earnings from
  equity investments                 (263)   (3.2)  (1,437) (9.4)    1,558  3.4
Benefit for utilization of
  loses previously not
  consolidated for tax purposes      (666)  (8.0)        -     -         -   -
State income taxes, net of
  Federal benefit                     372    4.5       645   4.2     1,854  4.0
Increase in beginning-of-the-
  year balance of the valuation
  allowance for deferred tax
  assets                                -      -         -     -       306   .7
Foreign tax rate differential          91    1.1       238   1.6        (7) (.1)
Other, net                            134    1.6       410   2.7       330   .7
                                    2,495   30.0     5,191  34.1    20,328 43.7
Utilization of net operating
  loss carryforwards               (1,851) (22.3)   (2,173)(14.3)        -    -
                                   $  644    7.7%   $3,018  19.8%  $20,328 43.7%

    For the years ended November 30, 1992 and 1993, deferred income tax expense of $1,388 and $433, respectively, results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:

                                                             November 30,

                                                            1992      1993

     Uniform capitalization of inventory costs       $   (27)  $   (93)
     Accounts receivable reserves                       (632)      193
     Warranty and inventory reserves                    (623)      484
     Depreciation and amortization                      (190)     (646)
     Insurance reserves                                   96        23
     Cellular deactivation reserves                     (237)     (439)
     Other, net                                          225        45
                                                     $(1,388)  $  (433)

<PAGE
     The significant components of deferred income tax expense for the year ended November 30, 1994 are as follows:

 Deferred tax expense (exclusive of
    the effect of other component
    listed below)                                      $ 5,834
 Increase in beginning-of-the-year balance of the
    valuation allowance for deferred tax assets            306
                                                       $ 6,140

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at November 30, 1994 are presented below:

                                                         November 30
                                                              1994
     Deferred tax assets:
      Accounts receivable, principally due
       to allowance for doubtful accounts
       and cellular deactivations                            $   968
      Inventory, principally due to
       additional costs capitalized for tax
       purposes pursuant to the Tax Reform
       Act of 1986                                               387
      Inventory, principally due to valuation
       reserve                                                   436
      Accrual for future warranty costs                          658
      Net operating loss carryforwards, state
       and foreign                                               859
      Capital loss carryforward                                    -
      Foreign tax credits                                          -
      Other                                                      193
         Total gross deferred tax assets                       3,501
        Less:  valuation allowance                              (979)
         Net deferred tax assets                               2,522

     Deferred tax liabilities:
      Plant, equipment and certain
       intangibles, principally due to
       depreciation and amortization                             (71)
      Equity investments, principally due to
       undistributed earnings                                 (6,149)
         Total gross deferred tax liabilities                 (6,220)
         Net deferred tax liability                          $(3,698)


     The valuation allowance for deferred assets as of December 1, 1993 was $673. The net change in the total valuation allowance for the year ended November 30, 1994 was an increase of $306.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries, as well as other deferred tax assets in foreign countries. Based on the Company's ability to carryback future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for extraordinary items, management believes it is likely that the Company will realize the benefit of the net deferred tax assets existing at November 30, 1994. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future.

     At November 30, 1994, the Company has net operating loss carryforwards for state and foreign income tax purposes of approximately $7,504, which are available to offset future state and foreign taxable income, if any, which will expire through the year ended November 30, 2009.

     The Company has not recognized a deferred tax liability of approximately $168 for the undistributed earnings of a foreign corporate joint venture that arose in 1994 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.

(11) Lease Obligations

     At November 30, 1994, the Company was obligated under non-cancelable leases, for equipment and warehouse facilities for minimum annual rental payments as follows:

                                        Capital        Operating
                                         Lease           Leases

         1995                           $217           $2,557
         1996                            111            1,791
         1997                              -              898
         1998                              -              424
         1999 and thereafter               -              165

         Total minimum lease payments   $328           $5,835
         Amounts representing interest    23
         Present value of future
           minimum lease payments        305
         Less current portion            159
         Obligations under leases
           excluding current
           installments                 $146

    Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,594, $2,390 and $3,107 for the years ended
    November 30, 1992, 1993 and 1994, respectively.

    The Company leases certain facilities from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. At November 30, 1994, minimum annual rental payments on these related party leases, which are included in the above table, are as follows:

         1995                          $646
         1996                           469
         1997                            82
         1999                            14

(12)     Equity Investments

    As of November 30, 1994, the Company had 20.88% ownership interest in CellStar and a 33.33% ownership interest in TALK. Additionally, the Company had 50% non-controlling ownership in three other companies: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments and Audiovox Specialty Markets Co., L.P. (ASM), which acts a distributor to specialized markets for RV's, van conversions, televisions and other automotive sound, security and accessory products, and Audiovox Pacific Pty., Limited (Audiovox Pacific) which distributes cellular telephones and automotive sound and security products in Australia and New Zealand.

    In January, 1992, the Company purchased a 50% equity investment in a newly formed company, ASM, for $51. Effective December 1, 1993, the Company acquired the remaining 50% interest in H&H which was a 50% owned joint venture in 1993 (Note 2).

    The Company has an agreement for product marketing with Protector. Under the terms of this agreement, the Company was to receive monthly payments, as well as a fee based on a percentage of the sales of certain products. In 1992, 1993 and 1994, the Company waived its right to receive its monthly payments pursuant to the agreement. In 1992, 1993 and 1994, the Company also waived its right to principally all of the fees based on the percentage of the sales of certain products. However, in 1994, the Company recorded management fees of $1,108 for the Company's support to Protector through various marketing programs.

    In December 1993, CellStar, the successor in interest to the Company's National and Audiomex joint ventures, completed an initial public offering (the CellStar Offering) of 7,935,000 shares of CellStar Common Stock. Of the total shares sold, the Company sold 2,875,000 shares of CellStar Common Stock at the initial public offering price (net of applicable underwriting discount) of $10.695 per share and received aggregate net proceeds of $29,433 (after giving effect to expenses paid by the Company in connection with the offering). As a result, the Company recorded a gain, before provision for income taxes, of $27,783. In addition, the Company recorded a gain, before provision for income taxes, of $10,565 on the increase in the carrying value of its remaining 3,785,000 shares of CellStar Common Stock due to the CellStar Offering. The closing price of CellStar stock on November 30, 1994 was $18.50.

    Of the proceeds received by CellStar from its initial public offering, $13,656 was paid to the Company in satisfaction of amounts owed to the Company by CellStar (as successor to National) under certain promissory notes which evidenced National's liability to the Company for the payment of management fees and in satisfaction of past due trade receivables from National to the Company. As a result of the CellStar Offering, the Company will no longer receive management fees from CellStar.

    In connection with the CellStar Offering, the Company also granted to the other 50% investor in CellStar (the Investor) an option (Initial Option), exercisable in whole or in part, on or before December 3, 1995, to purchase up to an aggregate of 1,500,000 shares of CellStar Common Stock owned by the Company. The Initial Option is exercisable during the first eighteen months at an exercise price of $11.50 per share and, thereafter, at an exercise price of $14.38. In addition, Audiovox granted the Investor a second option (Second Option), exercisable on or before December 3, 1996, to purchase 250,000 shares of CellStar Common Stock owned by the Company. The Second Option is exercisable, in whole and not in part, at an exercise price of $13.80 per share, and may only be exercised after the Initial Option has been exercised in full.

    In connection with the CellStar Offering, the Company also granted the Investor the right to vote up to 2,800,000 shares of CellStar Common Stock owned by the Company. The number of shares of CellStar Common Stock the Investor is entitled to vote is subject to reduction to the extent the Investor sells his shares of CellStar Common Stock (with certain exceptions) or exercises either the Initial Option or Second Option. The voting rights granted to the Investor by the Company expire on December 3, 1995. During the term of the Initial Option, the Second Option and the voting rights agreement, the Company cannot transfer its shares of CellStar Common Stock which are the subject of those Agreements.

    On August 29, 1994, the Company and Shintom each invested six hundred million Japanese Yen (approximately $6,016) into a newly-formed company, TALK. In exchange for their investments, the Company and Shintom each received a 33% ownership in TALK, with the remaining 33% to be owned by others.

    TALK, which holds world-wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand and several small mid-eastern countries. The Company granted Shintom a license agreement permitting the use of the Audiovox trademark to be used with TALK video cassette recorders sold in Japan from August 29, 1994 to August 28, 1997, in exchange for royalty fees.

        The following table presents financial information relating to these equity investments:

                        CellStar                             Protector
                      Year Ended                             Year Ended
                   November 30, 1994                        August 31, 1994
                                                              (Unaudited)

    Assets                 $192,418                           $1,063
    Liabilities             115,776                            1,436
    Equity (deficit)         76,642                             (373)
    Revenue                 518,422                               25
    Gross Profit             69,642                                -
    Net income (loss)        16,248                                5


                       Audiovox                 TALK            ASM
                         Pacific             Four Months    Twelve Months
                      Year Ended               Ended              Ended
                   November 30, 1994      November 30, 1994 November 30, 1994
                                          (Unaudited)         (Unaudited)

    Assets                 $  9,868          $25,613         $ 4,661
    Liabilities               8,312           10,185             209
    Equity (deficit)          1,556           15,428           4,452
    Revenue                  19,831           11,637          15,619
    Gross profit              6,035              468            2688
    Net income (loss)           484           (2,456)          1,864

    The Company's share of the change in the equity of these investments was $18,662 for the year ended November 30, 1994, which consists of $3,748 of earnings, $6,016 of an initial investment in TALK, gain on the CellStar public offering of $10,565, less the sale of CellStar stock of $1,650 and $17 of cumulative losses on foreign currency translations.

    The Company received the following management fees and related income from its equity investments:

                                          November 30,
                                1992          1993         1994

    CellStar                   $4,334        $1,220             -
    Pacific                       514           613           435
    H & H                          85            70             -
    Protector                       -             -         1,108
                               $4,933        $1,903        $1,543

    The Company's sales to the equity investments amounted to $31,997, $21,368 and $32,630 for the years ended November 30, 1992, 1993 and 1994, respectively.

    The Company's purchases from the equity investments amounted to $436, $2,585 and $5,715 for the years ended November 30, 1992, 1993 and 1994, respectively.

    Included in accounts receivable at November 30, 1993 and November 30, 1994 are trade receivables due from its equity investments aggregating $8,217 and $8,691, respectively. In addition, included in accounts receivable at November 30, 1993 and November 30, 1994 are management fee receivables of $1,954 and $1,108, respectively. At November 30, 1993 and 1994, included in accounts payable and other accrued expenses were obligations to equity investments aggregating $891 and $207, respectively. At November 30, 1993 and November 30, 1994, other long-term assets include equity investment advances outstanding and management fee receivables of $185 and $1,138. For the years ended November 30, 1993 and November 30, 1994, interest income earned on equity investment notes and other receivables approximated $666 and $25, respectively.

(13)     Common Stock and Compensation Plans

    (a)  Stock Option Plans

         In April 1987, the Board of Directors approved the adoption of the 1987 Stock Option Plan for the granting of options to directors and key employees of the Company. Under the 1987 Stock Option Plan, the options can be either incentive or non-qualified.

         In April 1987, non-qualified options to purchase 200,000 shares of Class A Common Stock were granted at $11 per share which represents the estimated fair market value at the date of grant. Such options became exercisable in full in October 1988 and expire in April 1997.

         In May 1993, the stockholders approved the 1993 Stock Option Plan which authorizes the granting of incentive stock options to key employees and non-qualified stock options to employees and/or directors of the Company. The incentive stock options may be granted at a price not less than the market value of the Company's common stock on the date of grant and must be exercisable no later than ten years after the date of grant. The exercise price of non-qualified stock options may not be less than 50% of the market value of the Company's Class A Common Stock on the date of grant.

         In December 1993, non-qualified options to purchase 113,500 shares of Class A Common Stock were granted at $13 per share which was less than the market value of $17 per share on the date of grant. No options can be exercised until June 14, 1995 or December 14, 1996 (as the case may be) after which they can be exercised in whole or in part until expiration on December 14, 2003. Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. Compensation expense, under these options, for the year ended November 30, 1994 was $175.

         In November 1994, non-qualified options to purchase 75,000 shares of Class A Common Stock were granted at $11 per share, which exceeded fair market value at the date of grant, to a director and officer of the Company. Such options will become exercisable in full on May 22, 1996 and expire on November 22, 2004.

         In May 1994, the stockholders approved the 1994 Stock Option Plan which authorizes the granting of incentive stock options to key employees and non-qualified stock options to employees and/or directors of the Company. The incentive stock options may be granted at a price not less than 110% of the market value of the Company's common stock on the date of grant and must be exercisable no later than ten years after the date of grant. The exercise price of non-qualified stock options may not be less than 50% of market value of the Company's Class A Common Stock on the date of grant. No options were granted under this plan as of November 30, 1994.

    Information regarding the Company's stock option plan is summarized below:

                                        1987            1993
                                       Stock           Stock
                                       Option          Option
                                        Plan             Plan

 Shares under option:
    Outstanding at
         December 1, 1992            157,500                 -
         Granted                           -                 -
          Exercised                  (16,000)                -
          Canceled                         -                 -
    Outstanding at
         November 30, 1993           141,500                 -
          Granted                          -           188,500
          Exercised                  (15,500)                -
          Canceled                    (1,000)             (500)
    Outstanding at
      November 30, 1994              125,000           188,000

    Options exercisable,
         November 30, 1994           125,000                 -

     (b)  Restricted Stock Plan

          In April 1987, the Board of Directors approved the adoption of the 1987 Restricted Stock Plan for the granting of restricted stock awards to directors and key employees of the Company. In May 1993, the stockholders approved an amendment to the 1987 Restricted Stock Plan which provides that restrictions on stocks awarded pursuant to the Plan will lapse at the discretion of the Compensation Committee of the Company. In addition, the Plan's original expiration date of April 27, 1997 was extended through April 27, 2007.

          In December 1993, 38,300 shares of Class A Common Stock were awarded under the 1987 Restricted Stock Plan, one half of such shares to be performance accelerated restricted stock and one half of such shares to be performance restricted stock. The performance accelerated shares will vest in five years or earlier depending upon whether the Company meets certain earnings per share goals. The performance restricted shares will only vest in five years or earlier if the Company meets certain earnings per share ratios.

          In November 1994, 25,000 shares of Class A Common Stock were awarded under the 1987 Restricted Stock Plan to a director and officer of the Company. One half of such shares are to be performance accelerated restricted stock and one half of such shares are to be performance restricted stock. The terms of the grant are identical to the December 1993 grant as previously discussed.

          In May 1994, the Board of Directors approved the adoption of the 1994 Restricted Stock Plan for the granting of restricted stock awards to directors and key employees of the Company. No awards were granted under this plan as of November 30, 1994.

          Compensation expense is recorded with respect to the grants based upon the quoted market value of the shares on the date of grant for the performance accelerated shares and on the balance sheet date for the performance restricted shares. Compensation expense, for these grants, for the year ended November 30, 1994 was $93.

     (c)  Employee Stock Purchase Plan

          In May 1993, the stockholders approved the 1993 Employee Stock Purchase Plan. The stock purchase plan provides eligible employees an opportunity to purchase shares of the Company's Class A Common Stock through payroll deductions up to 15% of base salary compensation. Amounts withheld are used to purchase Class A Common Stock on or about the last business day of each month at a price equal to 85% of the fair market value. The aggregate number of shares available for purchase under this plan shall not exceed 1,000,000.

     (d)  Stock Warrants

          During the third quarter of fiscal 1993, pursuant to a consulting agreement effective April 1993, the Company granted warrants to purchase 100,000 shares of Class A Common Stock, which have been reserved, at $7.50 per share. The warrants, which are exercisable in whole or in part at the discretion of the holder, expire on December 31, 1998. There were no warrants exercised as of November 30, 1994. The consulting agreement, valued at $100, was being amortized over the two-year term thereof until 1994 when the services to be provided pursuant to the consulting agreement were completed.

          In December 1993, the Company granted warrants to purchase 50,000 shares of Class A Common Stock, at a purchase price of $14.375 per share as part of the acquisition of H&H (Note 2). The per share purchase price and number of shares purchasable are each subject to adjustment upon the occurrence of certain events described in the warrant agreement. The warrants are exercisable, in whole or in part, from time-to-time, until September 22, 2003. If the warrants are exercised in whole, the holder thereof has the right to require the Company to file with the Securities Exchange Commission, on or after September 22, 1995, a registration statement relating to the sale by the holder of the Class A Common Stock purchasable pursuant to the warrant.

     (e)  Profit Sharing Plans

          The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. In fiscal 1993 and 1994, a contribution of $200 and $225, respectively, was made by the Company to the United States plan. Contributions, required by law, to be made for eligible employees in Canada were not material.

(14) Financial Instruments

     (a)  Off-Balance Sheet Risk

          Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. As of November 30, 1993 and 1994, the Company had open letters of credit of $15,000 and $17,000, respectively, of which $12,600 and $13,100, respectively, were recorded in accounts payable. No material loss is anticipated due to nonperformance by the counterparties to these agreements.

     (b)  Concentrations of Credit Risk

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States and Canada and consist of, among others, cellular carriers and service providers, distributors, agents, mass merchandisers, warehouse clubs and independent retailers.

          At November 30, 1993, two customers, which included CellStar and a Bell Operating Company, accounted for approximately 9% and 8%, respectively, of accounts receivable. At November 30, 1994, three customers, which included CellStar, a Bell Operating Company and a mass merchandiser, each accounted for approximately 5% of accounts receivable, and one Bell Operating Company accounted for approximately 6% of accounts receivable.

          Four customers, CellStar, two Bell Operating Companies and one other telephone company accounted for approximately 6%, 6%, 7% and 5%, respectively, of the Company's 1992 sales. During the year ended November 30, 1993, two Bell Operating Companies accounted for approximately 6% and 5% of the Company's sales. A Bell Operating Company accounted for approximately 7% of the Company's 1994 sales.

          The Company generally grants credit based upon analyses of its customers' financial position and previously established buying and payment patterns. The Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation. At November 30, 1993 and 1994, 27 and 25 customers, respectively, representing approximately 52% and 60%, of outstanding accounts receivable, had balances owed greater than $500.

          A significant portion of the Company's customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales. A relatively small number of the Company's significant customers are deemed to be highly leveraged.

     (c)  Fair Value

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

          Cash and cash equivalents, accounts receivable, restricted cash, and accounts payable

          The carrying amount approximates fair value because of the short maturity of these instruments.

          Long-term debt

          The carrying amount of bank debt under the Company's revolving Credit Agreement approximates fair value because of the short maturity of the related obligations. With respect to the 6 1/4% convertible subordinated debentures, fair values are based on published statistical data. The Series AA and BB Convertible Debentures were valued at the closing market price of the Company's Class A Common Stock for the number of shares convertible at November 30, 1994. Other long-term borrowings are valued by the present value of future cash flows at current market interest rates.

          The estimated fair value of the Company's financial instruments at November 30, 1994 is as follows:

                                       Carrying               Fair
                                        Amount               Value

          Long-term obligations         104,912              86,662

          Limitations

          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


(15) Commitments and Contingent Liabilities

     On February 5, 1993, Motorola, Inc., Mitsubishi Electronic Corp., Nokia Mobile Phones Company, Toshiba Corporation, Panasonic Communications and Systems Company, OKI Electric Industry Company, Ltd. and the Company, all suppliers or manufacturers of cellular telephones, were named as defendants in a class action complaint. The complaint contains several allegations, including negligence and breach of both implied and express warranties under the Uniform Commercial Code, arising from the sale of portable hand-held cellular telephones. The complaint seeks unspecified damages and attorney's fees. Discovery has not yet commenced. On August 12, 1993, a dismissal of the class allegation was granted. On August 20, 1993, an order was entered dismissing the complaint which included the Company as a defendant and permitting plaintiffs to file an amended complaint which does not include the Company as a defendant. Such order, effectively dismissing the Company as a defendant, is being appealed by the plaintiffs. The Company believes that its insurance coverage and rights of recovery against manufacturers of its portable hand-held cellular telephones relating to this case are sufficient to cover any reasonably anticipated damages. Management is of the opinion that there are meritorious defenses to the claims made in this case and that the ultimate outcome of this matter will not have a material adverse impact on the financial position of the Company. However, an estimate of the possible loss or range of loss cannot be made at this time.

     In November 1991, the Company was named as a co-defendant in a class action suit against Protector, a 50% owned equity investment. The class action alleges unfair and deceptive practices and seeks, among other things, a refund of all warranty fees paid, interest, litigation costs and unspecified punitive damages. The action was settled and approved by the Court on June 29, 1994 without any payment by the Company.

     The Company is a co-defendant in an action alleging, among other things, breach of contract and the plaintiff is seeking damages of approximately $1,200. The litigation is currently in the early discovery phase. Management is of the opinion that there are meritorious defenses to the claim made in this case and that the ultimate outcome of this matter will not have a material adverse impact on the financial position of the Company. However, an estimate of the possible loss or range of loss cannot be made at this time.

     In February 1995, an action was commenced against the Company and others which alleges that the defendants have, among other things, violated federal anti-trust laws. The Complaint seeks, from all defendants, injunctive relief and damages of approximately $5,000. The litigation is currently in the early discovery phase. Management intends to vigorously defend the action and is of the opinion that there are meritorious defenses to the claims made in this case and that the ultimate outcome of this matter will not have a material adverse impact on the financial position of the Company. However, an estimate of the possible loss or range of loss cannot be made at this time.

     The Company is also a defendant in litigation arising from the normal conduct of its affairs. Management is of the opinion that any litigation in which the Company is a defendant is either subject to product liability insurance coverage or, to the extent not covered by such insurance, will not have a material adverse impact on the financial position of the Company. However, an estimate of the possible loss or range of loss cannot be made at this time.

Item 9 - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

None

                                   PART                                III

Item 10 - Directors and Executive Officers of the Registrant

Information regarding this item is set forth under the captions "Election of Directors" of the Company's Proxy Statement dated
March 24, 1995, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") and is incorporated herein by reference. Information with regard to Executive Officers is set forth in Item 1 of this Form 10-K.

Item 11 - Executive Compensation

The information regarding this item is set forth under the caption "Executive Compensation" of the proxy statement and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

     The information regarding this item is set forth under the caption "Beneficial Ownership of Common Stock" of the Proxy Statement and is incorporated herein by reference. The Company knows of no arrangements which may result at a subsequent date in a change of control of the Company.

Item 13 - Certain Relationships and Related Transactions

     Information regarding this item is set forth under the caption "Beneficial Ownership of Common Stock", "Election of Directors" and "Executive Compensation" of the proxy statement.

                                  PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules,
and       Reports on Form 8-K

(a) (1)

The following financial statements are included in Item 8 of this
Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and
Subsidiaries as of November 30, 1993 and 1994.

Consolidated Statements of Earnings of Audiovox Corporation and
Subsidiaries for the Years Ended November 30, 1992, 1993 and 1994.

Consolidated Statements of Stockholders' Equity of Audiovox
Corporation and Subsidiaries for the Years Ended November 30,
1992, 1993 and 1994.

Consolidated Statements of Cash Flows of Audiovox Corporation and
Subsidiaries for the Years Ended November 30, 1992, 1993 and 1994.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 1992, 1993 and 1994.

Independent Auditors' Report on Financial Statement Schedules

        SCHEDULE                                          PAGE
        NUMBER            DESCRIPTION                   NUMBER

        VIII            Valuation and Qualifying         68
                          Accounts

  All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                             Independent Auditors' Report



The Board of Directors and Stockholders
   Audiovox Corporation:


Under the date of February 13, 1995 we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1993 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1994, which are included in the Company's 1994 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the 1994 annual report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report refers to a change in the method of accounting for income taxes.



                                    s/KPMG Peat Marwick LLP
                                      KPMG PEAT MARWICK LLP



Jericho, New York
February 13, 1995

(3)  Exhibits See Item 14(c) for Index of Exhibits.

(b)  Reports on Form 8-K

     The Registrant filed one report on Form 8-K during the fourth quarter ended November 30, 1994.

     On September 15, 1994, the Company filed a report on Form 8-K which reported that the Company, on August 29, 1994, had entered into the Third Amendment to the Credit Agreement dated as of March 15, 1994, whereby the Company's direct borrowing was increased from $20 million to $40 million, and its bank lines were increased from $50 million to $75 million until March 1, 1995 when direct borrowing and bank lines will be stepped down to $20 million and $50 million, respectively.

(c)  Exhibits

     EXHIBIT
     NUMBER    DESCRIPTION

      3.1      Certificate of Incorporation of the Company
               (incorporated by reference to the Company's
               Registration Statement on Form S-1; No. 33-107, filed May 4, 1987).

      3.1a     Amendment to Certificate of Incorporation
               (incorporated by reference to the Company's Annual
               Report on Form 10-K for the year ended November 30,
               1993).

      3.2 By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-
               1; No. 33-10726, filed May 4, 1987).

     10.1 Renewal, dated October 30, 1993, of Lease by and between Registrant and John J. Shalam dated October 22, 1986 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1993).

     10.2      Lease by and between Audiovox West Corporation and
               Marquardt Associates dated February 1, 1991
               (incorporated by reference to the Company's Annual
               Report on Form 10-K for the year ended November 30,
               1990).

     10.3 Debenture Exchange Agreement among the Registrant and the several noteholders dated as of March 15, 1994 (incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 1994).

     EXHIBIT
     NUMBER    DESCRIPTION

     10.4 Amended and Restated Credit Agreement by and between the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 1994).

     10.4a Fifth Amendment, dated as of February 24, 1995, to amended and restated credit agreement by and between the Registrant and the several banks and financial institutions (Pages 69-72 herein).

     10.5 Purchase Agreement dated March 8, 1994 and Registration Rights Agreement dated as of March 15, 1994, by and between the Registrant and Oppenheimer & Co., Inc., Furman Selz Incorporated and Chemical Securities, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 1994).

     10.6      Initial Option, Second Option and Voting Rights
               Agreement by and between Registrant and Alan
               Goldfield (incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 1993).

     11        Statement of Computation of per share earnings
               (Page 73 herein).

     21        Subsidiaries of the Registrant (Page 74 herein).

     23        Independent Auditors' Consent (Page 75 herein).

     27        Financial Data Schedule (filed via EDGAR herewith)

(d) All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AUDIOVOX CORPORATION



February 28, 1995                  BY:s/John J. Shalam
                                        John J. Shalam, President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature               Title                       Date


s/John J. Shalam        President;                  February 28, 1995
John J. Shalam          Chief Executive Officer
                        (Principal Executive
                        Officer) and Director


s/Philip Christopher    Executive Vice President    February 28, 1995
Philip Christopher      and Director



s/Charles M. Stoehr     Senior Vice President,      February 28, 1995
Charles M. Stoehr       Chief Financial Officer
                        (Principal Financial and
                        Accounting Officer) and
                        Director



s/Patrick M. Lavelle     Director                   February 28, 1995
Patrick M. Lavelle



s/Martin Novick         Director                    February 28, 1995
Martin Novick



s/Harold Bagwell       Director                     February 28, 1995
Harold Bagwell



s/Gordon Tucker        Director                     February 28, 1995
Gordon Tucker



s/Irving Halevy         Director                    February 28, 1995
Irving Halevy

                                                               Schedule VIII
                   AUDIOVOX CORPORATION AND SUBSIDIARIES

                     Valuation and Qualifying Accounts

               Years Ended November 30, 1992, 1993 and 1994
                              (In thousands)




Column A             Column B          Column C         Column D   Column E
                                          Additions
                     Balance at  Charged to    Charged              Balance
                     Beginning   Costs and    To Other               At End
Description           Of Year    Expenses    Accounts   Deductions   Of Year


1992
Allowance for doubtful
  accounts            $ 4,779   $ 1,921             -      $4,031   $ 2,669
Cash discount allowances  391         -             -         220       171
Co-op advertising and
  volume rebate allow-
  ances                 1,208     1,830             -       2,206       832
Allowance for cellular
  deactivations           748         -             -          60       688
Reserve for warranties
  and product repair costs         4,271       3,322            -     2,610     4,983
                      $11,397   $ 7,073             -      $9,127   $ 9,343

1993
Allowance for doubtful
  accounts            $ 2,669   $   230             -      $  836   $ 2,063
Cash discount allowances  171       131             -           -       302
Co-op advertising and
  volume rebate allow-
  ances                   832     4,651             -       4,054     1,429
Allowance for cellular
  deactivations           688     1,051             -           -     1,739
Reserve for warranties
  and product repair costs         4,983       2,512            -     3,690     3,805
                      $ 9,343   $ 8,575             -      $8,580   $ 9,338

1994
Allowance for doubtful
  accounts            $ 2,063   $   (21)                  $   419   $ 1,623
Cash discount allowances  302         -             -          65       237
Co-op advertising and
  volume rebate allow-
  ances                 1,429     5,898             -       4,639     2,688
Allowance for cellular
  deactivations         1,739         -             -         505     1,234
Reserve for warranties
  and product repair costs         3,805       2,970            -     3,568     3,207
                       $ 9,338   $ 8,847             -     $ 9,196   $ 8,989


