Form 10-Q
period 1995-02-28
AUDIOVOX CORP
filed 1995-04-13
CIK 807707

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


For Quarter Ended   February 28, 1995


Commission file number    1-9532


                     AUDIOVOX CORPORATION
          (Exact name of registrant as specified in its charter)


          Delaware                              13-1964841
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)           Identification No.)

150 Marcus Blvd., Hauppauge, New York               11788
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (516) 231-7750


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                   No

Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

     Class                  Outstanding at April 6, 1995

     Class A Common Stock          6,777,788 Shares

     Class B Common Stock          2,260,954 Shares

                           AUDIOVOX CORPORATION

                                 I N D E X
                                                           Page
                                                          Number

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements:

          Consolidated Balance Sheets at
          November 30, 1994 and February 28, 1995
          (unaudited)                                        3

          Consolidated Statements of Earnings
          for the Three Months Ended February 28,
          1994 and February 28, 1995 (unaudited)             4

          Consolidated Statements of Cash Flows
          for the Three Months Ended February 28,
          1994 and February 28, 1995 (unaudited)             5

          Notes to Consolidated Financial Statements        6-7

ITEM 2    Management's Discussion and Analysis of
          Financial Operations and Results of
          Operations                                        8-15

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                  16

ITEM 5    Other Information                                16-17

ITEM 6    Reports on Form 8-K                                17

          SIGNATURES                                         18

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                 (In thousands)

                                                  November 30,   February 28,
                                                      1994           1995
                                                                  (unaudited)
Assets

Current Assets:
 Cash and cash equivalents                       $   5,495     $   3,547
 Accounts receivable, net                           94,242        76,400
 Inventory, net                                     83,430       106,724
 Prepaid expenses and other current assets           6,065         7,040
 Deferred income taxes                               2,247         2,719
    Total current assets                           191,479       196,430

Restricted cash                                      6,559         6,409
Property, plant and equipment, net                   6,180         6,518
Equity investments                                  25,902        27,209
Debt issuance costs, net                             4,840         4,553
Excess cost over fair value of assets
  acquired and other intangible assets, net          1,032         1,006
Other assets                                         3,106         2,973

                                                 $ 239,098     $ 245,098

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                $  21,088     $  26,131
 Accrued expenses and other current liabilities     13,063        14,607
 Income taxes payable                                  834         1,639
 Bank obligations                                    1,084        27,834
 Current installments of long-term debt                159         5,621
    Total current liabilities                       36,228        75,832

Bank obligations                                    29,100             -
Deferred income taxes                                5,945         6,131

Long-term debt, less current installments           75,653        70,327
    Total liabilities                              146,926       152,290

Minority interest                                      138           148
Stockholders' equity:
 Preferred stock                                     2,500         2,500
 Common Stock:
   Class A                                              68            68
   Class B                                              22            22
 Paid-in capital                                    39,715        39,814
 Retained earnings                                  50,254        50,790
                                                    92,559        93,194

Cumulative foreign currency translation
  and adjustment                                      (525)         (534)
    Total stockholders' equity                      92,034        92,660

Commitments and contingencies

                                                 $ 239,098     $ 245,098


See accompanying notes to consolidated financial statements.

                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Earnings
                     (In thousands, except per share data)

                                                       Three Months Ended
                                                  February 28,   February 28,
                                                     1994            1995
                                                  (unaudited)          (unaudited)

Net sales                                      $  115,337      $  131,391

Cost of sales                                      93,159         108,805
    Gross profit                                   22,178          22,586

Operating expenses:
 Selling                                            7,485           9,057
 General and administrative                         7,397           9,196
 Warehousing, assembly and repair                   2,068           2,470

                                                   16,950          20,723
Operating income                                    5,228           1,863

Other income (expenses):
 Interest and bank charges                         (1,523)         (2,050)
 Equity in income of equity investments               685           1,187
 Management fees and related income                   210             396
 Gain on sale of equity investment                 27,783               -
 Gain on public offering of equity investment      10,565               -
 Other, net                                          (308)           (313)
                                                   37,412            (780)

Income before provision for
 income taxes and cumulative effect of a change
 in an accounting principle                        42,640           1,083
Provision for income taxes                         18,477             547
Income before cumulative effect of a change in
 accounting for income taxes                       24,163             536

Cumulative effect of change in accounting for
 income taxes                                        (178)              -

Net income                                     $   23,985      $      536

Net income per common share (primary):
 Income before cumulative effect of change in
   accounting for income taxes                 $     2.63      $     0.06
 Cumulative effect of change in accounting for
    income taxes                               $    (0.02)              -
 Net income                                    $     2.61      $     0.06
Net income per common share (fully diluted):
 Income before cumulative effect of change in
   accounting for income taxes                 $     2.38      $     0.06
 Cumulative effect of change in accounting for
    income taxes                               $    (0.02)              -
 Net income                                    $     2.36      $     0.06

Weighted average number of common shares outstanding,
 primary                                        9,176,592       9,070,392
Weighted average number of common shares outstanding,
 fully diluted                                 10,218,770      10,125,070


See accompanying notes to consolidated financial statements.

                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (In thousands)

                                                       Three Months Ended
                                                    February 28,    February 28,
                                                      1994         1995
                                                   (unaudited)    (unaudited)

Cash flows from operating activities:
 Net income                                       $ 23,985    $    536
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                       981         980
   Provision for bad debt expense                     (503)        393
   Equity in income of equity investments             (685)     (1,187)
   Minority interest                                    55          10
     Gain on sale of business                            -           -
   Gain on sale of equity investment               (27,783)          -
   Gain on public offering of equity investment    (10,565)          -
   Provision for deferred income taxes, net of
     extraordinary item                              5,127        (286)
   Provision for unearned compensation                  72          99
   Cumulative effect of change in accounting for
     income taxes                                      178           -
 Changes in:
     Accounts receivable                             5,791      17,422
     Inventory                                      (9,238)    (23,324)
     Income taxes receivable                           228           -
     Accounts payable, accrued expenses
      and other current liabilities                 (1,122)      6,594
     Income taxes payable                           12,728         802
     Prepaid expenses and other assets              (3,530)       (796)
       Net cash (used in) provided by
         operating activities                       (4,281)      1,243

Cash flows from investing activities:
 Purchase of equity investments
 Purchases of property, plant and equipment, net      (572)       (886)
 Notes receivable from equity investment             7,973           -
 Net proceeds from sale of equity investment        29,433           -
 Payment for purchase of subsidiary                   (148)          -
    Net cash provided by (used in) investing
      activities                                    36,686        (886)

Cash flows from financing activities:
 Net (repayments) borrowings under line of
   credit agreements                               (22,054)     (2,350)
 Net (repayments) borrowings under documentary
   acceptances                                      (6,713)          -
 Principal payments on long-term debt               (3,681)          -
 Debt issuance costs                                     -         (32)
 Proceeds from exercise of stock options               170           -
 Principal payments on capital lease obligation        (29)        (70)
 Proceeds from release of restricted cash                -         150
     Net cash used in financing activities         (32,307)     (2,302)

 Effect of exchange rate changes on cash               (29)         (3)

Net increase (decrease) in cash and cash
 equivalents                                            69      (1,948)

Cash and cash equivalents at beginning of period     1,372       5,495

Cash and cash equivalents at end of period        $  1,441    $  3,547

See accompanying notes to consolidated financial statements.

                   AUDIOVOX CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

        Three Months Ended February 28, 1994 and February 28, 1995

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the "Company") as of November 30, 1994 and February 28, 1995 and the results of operations and consolidated statement of cash flows for the three month periods ended February 28, 1994 and February 28, 1995.

     Accounting policies adopted by the Company are identified in
Note 1 of the Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report filed on Form 10-K.

(2) The information furnished in this report reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. The interim figures are not necessarily indicative of the results for the year.

(3)  Certain reclassifications have been made to the 1994
Consolidated Financial Statements to conform to the 1995 presentation.

(4) The following is supplemental information relating to the consolidated statements of cash flows:

                                             Three Months Ended
                                                February 28,
                                             1994         1995
                                               (In thousands)

Cash paid during the period:
 Interest (excluding bank
   charges)                                $1,325         $  859
 Income taxes                              $  454         $   95

     During 1995, the Company entered into a lease agreement to acquire new computer equipment. As a result, a capital lease obligation of $86 was incurred.

(5) The Financial Accounting Standards Board (FASB) has issued Statement 115, "Accounting for Certain Investment in Debt and Equity Securities" (Statement 115). This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows: 1) debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities", 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with realized gains and losses included in earnings, 3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of earnings, expressed as percentages of net sales:

                                             Three Months Ended
                                                February 28,
                                             1994          1995


Net sales                                   100.0%         100.0%
Gross profit                                 19.2           17.2
Operating expenses                           14.7           15.8
Income before provision for
 income taxes and cumulative
 effect of change in accounting
 for income taxes                            37.0            0.8
Cumulative effect of change in
  accounting for income taxes                 0.1              -
Net income                                   20.8            0.4

     Net sales by product line for the three month periods ended
February 28, 1994 and February 28, 1995 are reflected in the following table:

                                         Three Months Ended
                                            February 28,
                                         1994            1995
                                           (In Millions)

Cellular Product - Wholesale            $ 54.3         $ 71.6
Cellular Product - Retail                  7.1            6.1
Activation Commissions                    15.2           13.4
Residual Revenues on Customer Usage        0.8            1.1
     Total Cellular                       77.4           92.2

Automotive Sound Equipment                22.7           24.5
Automotive Security and Accessory
  Equipment                               13.5           14.7
Other                                      1.7              -
                                        $115.3         $131.4

RESULTS OF OPERATIONS

     Net sales increased $16.1 million or 13.9% for the three month period ended February 28, 1995 compared to the same period last year. This increase was attributable to increases in cellular ($14.8 million or 19.1%), automotive sound equipment ($1.8 million or 7.9%) and automotive accessories ($1.2 million or 8.9%). There was a decrease in other sales, primarily consumer electronics, of $1.7 million or 100.0% for the three month period as the Company has discontinued the sale of facsimile machines. The wholesale business increased 22.2% or $19.7 million and was partially offset by a $3.6 million decline (13.7%) in the retail business.
     The improvement in cellular revenues was a combination of increased unit sales and residuals, partially offset by a decrease in activation commissions. Unit sales of cellular telephones increased by 97,000 (49%) from 201,000 for the three month period ended February 28, 1995 from the respective period in 1994, primarily in the portable telephone lines, although there was a slowdown in sales growth during the latter part of the quarter. This increase was partially offset by decreases in the sales of installed mobile and transportable telephones. The average revenue per unit decreased approximately 13% for the three month period compared to last year. This decrease in unit selling price is primarily attributable to increased market competition in hand-held portable cellular telephones and the introduction of lower priced hand-held portables by competitors. During the first quarter, one of the Company's major competitors over-produced product in anticipation of strong sales during the Christmas season. As a result, this competitor reduced their selling prices in order to relieve its inventory over-supply situation. This put additional pressure on the market which further affected the Company's unit selling prices of cellular telephones. The Company believes this over-supply of cellular telephones in the U.S. will continue to affect its performance in the second quarter. However, the Company believes this over-supply will begin to dissipate and the market will regain its balance during the second half of the fiscal year. As a result of continuing market competition, unit sales prices and average activation commissions are anticipated to continue to decline in fiscal 1995.
     Cellular revenues for activations decreased by $1.8 million (11.7%) for the three month period ended February 28, 1995 compared to the same period in 1994. This decrease was primarily attributable to an 8% decrease in the Company's average payment received from the carriers for activation commissions compared to 1994. In addition, there was a 4% decrease in new cellular subscriber activations. The reduction in activation commission revenue was partially offset by increased residual revenues on customer phone usage of approximately 40.2%.
     Sales of automotive sound equipment for the quarter ended February 28, 1995 increased to $24.5 million from $22.7 million for the same period in 1994 or 7.9%. The increase was primarily in the Prestige, Heavy Duty Sound, Private Label and non-Audiovox categories. Automotive accessories sales increased $1.2 million (8.9%) for the three month period ended February 28, 1995 compared to 1994, principally due to increases in the Prestige and Protector product lines, partially offset by decreases in AA security products. The Company believes there will not be any growth in consumer electronics sales in 1995 as the Company has discontinued its facsimile machine product line.
     Gross margins for the quarter ended February 28, 1995
decreased to 17.2% from 19.2% for the same period in 1994.   This
decline in margins is principally due to a decrease in the cellular product line, partially offset by increases in automotive sound and accessories. The gross margins in the wholesale business decreased from 14.6% to 13.6%, principally in the cellular wholesale business. The retail gross margins also declined slightly compared to last year. The decrease in cellular margins is a result of the decline in the selling price of portable telephones due to increased competition and introduction of lower priced products. The decrease in retail gross margins was primarily due to the aforementioned loss of activation commissions partially offset by
residual revenues of customer usage.   During the first quarter of
1995, in an effort to maintain market share, the Company reduced the selling prices of available models to meet the competition. Cellular margins were further affected by additional promotions by the Quintex retail group to increase sales.
     Automotive sound margins increased from 20.8% for the first quarter of 1994 to 22.0% in 1995. The AV product line experienced a decrease in margins which was offset by an increase in Heavy Duty Sound. Automotive accessory margins increased to 28.4% from 27.9% for the three month period, primarily in the Prestige and Hardgoods product lines, partially offset by a decrease in margins in AA security products. The Company operates in a highly-competitive environment and believes that such competition will intensify in the future. Increased price competition relating to products and services provided to the Company's retail customers on behalf of cellular carriers may result in downward pressure on the Company's gross profit margins.
     Total operating expenses increased by approximately $3.8 million or 22.3% for the three month period ended February 28, 1995 compared to the respective period in 1994. Of this increase, $2.1 million (55%) was experienced in the wholesale business and $1.7 million (45%) was in the retail business. Warehousing, manufacturing, and repair expenses increased by $402,000 or 19.4% ($289,000 in wholesale, $113,000 in retail) for the three month period ended February 28, 1995, due to increases in field warehousing costs, principally due to increased inventory levels and sales volume and payroll taxes and benefits, partially offset
by reductions in warehouse production expenses.   Selling expenses
increased by $1.6 million or 21.0% ($173,000 in wholesale, $1.4 million in retail) for the three month period ended February 28, 1995 over the prior year's comparable period due to increases in advertising, commissions paid to outside sales representatives, salesmen's salaries, and payroll taxes and benefits. General and administrative expenses increased by $1.8 million or 24.3% ($1.6 million in wholesale, $149,000 in retail) for the three month period ended February 28, 1995 over the respective period in 1994, resulting from increases in occupancy costs primarily associated with the retail expansion, professional fees and provision for bad
debt.   The Company has increased its provision for bad debt based upon its evaluation of its accounts receivable considering current and potential market conditions.
     Net interest expense and bank charges increased by $527,000 or 34.6% for the three month period ended February 28, 1995, compared to the respective period of 1994 as a result of an increase in interest costs from increased borrowing. Management fees and related income and equity in income from joint venture investments decreased by approximately $9.9 million for the three-month period ended February 28, 1995, as compared to the same period of 1994, principally due to 1994's increase in the carrying value of the investment in CellStar after their public offering.
     For the three months ended February 28, 1995 and 1994, the Company recorded an income tax provision of $547,000 as compared to a provision of $18.5 million, respectively. The first quarter of 1994 was higher due to the aforementioned CellStar transaction and higher operating profits.
     As discussed in Note 5 to the financial statements, the Financial Accounting Standards Board (FASB) has issued Statement 115, "Accounting for Certain Investment in Debt and Equity Securities" (Statement 115). This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows: 1) debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities", 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with realized gains and losses included in earnings, 3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.
LIQUIDITY AND CAPITAL RESOURCES
     The Company's cash position at February 28, 1995 was approximately $1.9 million below the November 30, 1994 level. Operating activities provided approximately $1.2 million, primarily due to decreases in accounts receivable and profitable operations, partially offset by increases in inventory and accounts payable and accrued expenses. Investing activities used approximately $886,000 for the purchase of property, plant and equipment. Financing activities used approximately $2.3 million, primarily from a reduction of bank obligations under line of credit agreements.
     During March 1995, the Company amended its credit agreement with its lenders. The amendments increase the amount available for direct borrowings of the Company from $40 million to $65 million until June 1, 1995 when direct borrowings will be stepped down to $20 million. The amendments also provided for an increased borrowing availability based on inventory from $20 million to $30 million until June 1, 1995 when it will be stepped down to $15 million. The Company's wholly-owned subsidiary, Audiovox Holding Corp., pledged 1,050,000 of its shares of CellStar to obtain the amendment. Following such amendments, the Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs in the reasonably foreseeable future.
     On March 23, 1995, CellStar filed a registration statement relating to a public offering for approximately 3.5 to 4 million shares of common stock to be issued by CellStar and for 1,075,000 shares of its common stock which may be sold by the Company pursuant to its piggyback registration rights contained in its registration rights agreement with CellStar. No assurance can be given that such public offering will be consummated or at what price such public offering will be consummated and that, if consummated, Audiovox will elect to sell its shares in such public offering. If the Company elects to sell its shares in such public offering, the Company will no longer receive equity income from CellStar. The Company believes that the loss of such income will not have a material adverse effect on its liquidity since such equity income was a non-cash accrual.
     The Company believes that is has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1995 and for the reasonable foreseeable future.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
     The action commenced in February 1995 by Thunderball Marketing, Inc. against Quintex Communications Corp., Nynex Mobile Communications Company, and others in the United States District Court of the Southern District of New York has been settled.
Item 5 - Other Information
     On March 16, 1995 Audiovox Corporation (the "Company") entered into the Sixth Amendment to the Credit Agreement dated as of March 15, 1994 (the "Sixth Amendment") whereby the Company's direct borrowing was increased from $40,000,000 to $50,000,000 and its maximum inventory reliance under the borrowing base was increased from $15,000,000 to $20,000,000 until June 1, 1995 when the direct borrowing and maximum inventory reliance will be stepped down to $20 million and $15 million, respectively.
     The Sixth Amendment was entered into by the Company and acknowledged and consented to by certain of its subsidiaries. A copy of the Sixth Amendment and the Acknowledgement and Consent are annexed as Exhibit A.
     On March 31, 1995, the Company entered into the Seventh Amendment to the Credit Agreement dated as of March 15, 1994 (the "Seventh Amendment") whereby the Company's direct borrowing was increased from $50,000,000 to $65,000,00 and its maximum inventory reliance under the borrowing base was increased from $20,000,000 to $30,000,000 until June 1, 1995 when direct borrowing and maximum inventory reliance will be stepped down to $20 million and $15 million, respectively.

     The Seventh Amendment was entered into by the Company and acknowledged and consented to by certain of its subsidiaries. A copy of the Seventh Amendment and the Acknowledgment and Consent are annexed as Exhibit B.
     In addition, the Seventh Amendment provides for a pledge of 1,050,000 shares of common stock of CellStar Corporation for the benefit of the several banks and financial institutions party to the Credit Agreement dated as of March 15, 1994 as amended (the "Lenders"). The form of Pledge Agreement is an Exhibit to the Seventh Amendment which is annexed hereto as Exhibit B.

Item 6.   Reports on Form 8-K

No reports were filed on Form 8-K for the quarter ended February
28, 1995.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AUDIOVOX CORPORATION



                         By:s/John J. Shalam
                              John J. Shalam
                              President and Chief
                              Executive Officer

Dated:  April 13, 1995

                         By:s/Charles M. Stoehr
                              Charles M. Stoehr
                              Senior Vice President and
                              Chief Financial Officer