Form 10-Q
period 1995-05-31
AUDIOVOX CORP
filed 1995-06-30
CIK 807707

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


For Quarter Ended   May 31, 1995


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

     Class                  Outstanding at June 21, 1995

     Class A Common Stock          6,777,788 Shares

     Class B Common Stock          2,260,954 Shares

                           AUDIOVOX CORPORATION

                                 I N D E X
                                                        Page
                                                       Number

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements:

          Consolidated Balance Sheets at
          November 30, 1994 and May 31, 1995
          (unaudited)                                      3

          Consolidated Statements of Operations
          for the Three Months and Six Months
          ended May 31, 1994 and May 31, 1995
          (unaudited)                                      4

          Consolidated Statements of Cash Flows
          for the Six Months ended May 31, 1994
          and May 31, 1995 (unaudited)                     5

          Notes to Consolidated Financial Statements      6-8

ITEM 2    Management's Discussion and Analysis of
          Financial Operations and Results of
          Operations                                      9-18

PART II   OTHER INFORMATION


ITEM 4    Submission of Matters to a Vote of
          Security Holders                                 19


ITEM 6    Reports on Form 8-K                            20-21

          SIGNATURES                                       22

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                 (In thousands)

                                                  November 30,      May 31,
                                                      1994           1995
                                                                  (unaudited)
Assets

Current Assets:
 Cash and cash equivalents                       $   5,495     $   4,300
 Accounts receivable, net                           94,242        74,851
 Inventory, net                                     83,430       127,293
 Prepaid expenses and other current assets           6,065        11,603
 Deferred income taxes                               2,247         3,014
 Restricted cash                                         -         6,259
    Total current assets                           191,479       227,320

Restricted cash                                      6,559             -
Property, plant and equipment, net                   6,180         6,271
Equity investments                                  25,902        29,081
Debt issuance costs, net                             4,840         4,843
Excess cost over fair value of assets
  acquired and other intangible assets, net          1,032         1,011
Other assets                                         3,106         2,912

                                                 $ 239,098     $ 271,438

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                $  21,088     $  16,204
 Accrued expenses and other current liabilities     13,063        14,761
 Income taxes payable                                  834           551
 Bank obligations                                    1,084         1,922
 Documentary acceptances                                 -         9,836
 Current installments of long-term debt                159         5,621
    Total current liabilities                       36,228        48,895

Bank obligations                                    29,100        52,900
Deferred income taxes                                5,945         6,467

Long-term debt, less current installments           75,653        71,020
    Total liabilities                              146,926       179,282

Minority interest                                      138           195
Stockholders' equity:
 Preferred stock                                     2,500         2,500
 Common Stock:
   Class A                                              68            68
   Class B                                              22            22
 Paid-in capital                                    39,715        42,787
 Retained earnings                                  50,254        47,018
                                                    92,559        92,395
Cumulative foreign currency translation
  and adjustment                                      (525)         (434)
    Total stockholders' equity                      92,034        91,961

Commitments and contingencies
                                                 $ 239,098     $ 271,438


See accompanying notes to consolidated financial statements.

                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                (In thousands, except share and per share data)

                                   Three Months Ended      Six Months Ended
                                        May 31,                       May 31,
                                   1994       1995         1994      1995
                                      (unaudited)             (unaudited)

Net sales                               $ 116,272   $ 105,811    $ 231,609   $ 237,201
Cost of sales                              94,594      86,541      187,753     195,344
      Gross profit                         21,678      19,270       43,856      41,857
Operating expenses:
 Selling                                    7,223       8,084       14,708      17,140
 General and administrative                 8,893       8,772       16,291      17,969
 Warehousing, assembly
   and repair                               2,333       2,365        4,401       4,835
                                           18,449      19,221       35,400      39,944
      Operating income                      3,229          49        8,456       1,913
Other income (expenses):
 Interest and bank charges                 (1,482)     (2,661)      (3,006)     (4,711)
 Equity in income of equity
   investments                                773       1,215        1,459       2,402
 Management fees and related income           221         320          431         716
 Gain on sale of equity investment              -           -       27,783           -
 Gain on public offering of equity
   investment                                   -           -       10,565           -
 Expense related to issuance of
   warrants                                     -      (2,921)           -      (2,921)
 Other, net                                  (302)       (242)        (609)       (556)
                                             (790)     (4,289)      36,623      (5,070)
Income (loss) before provision for
 (recovery of) income taxes and
 cumulative effect of a change in an
 accounting principle                       2,439      (4,240)      45,079      (3,157)
Provision (recovery of) for income taxes    1,002        (467)      19,479          79
Income (loss) before cumulative effect
 of a change in accounting for
 income taxes                               1,437      (3,773)      25,600      (3,236)
Cumulative effect of change in accounting
 for income taxes                               -           -         (178)          -
Net income (loss)                       $   1,437   $  (3,773)   $  25,422   $  (3,236)

Income (loss) per common share
 (primary):
 Income (loss) before cumulative effect
   of change in accounting for income
   taxes                                $    0.16   $   (0.42)   $    2.79   $   (0.36)
 Cumulative effect of change in
   accounting for income taxes                  -           -    $    0.02           -
 Net income (loss)                      $    0.16   $   (0.42)   $    2.77   $   (0.36)

Income (loss) per common share (fully
 diluted):
 Income (loss) before cumulative
   effect of change in accounting for
   income taxes                         $    0.15   $   (0.42)   $    2.24   $   (0.36)
 Cumulative effect of change in
 accounting for income taxes                    -           -    $    0.02           -
 Net income (loss)                      $    0.15   $   (0.42)   $    2.22   $   (0.36)
Weighted average number of
 common shares outstanding,
 primary                                9,148,777   9,038,742     9,162,020  9,038,742
Weighted average number of
 common shares outstanding,
 fully diluted                         13,332,826   9,038,742    11,775,133  9,038,742

See accompanying notes to consolidated financial statements.

                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (In thousands)

                                                            Six Months Ended
                                                          May 31,        May 31,
                                                           1994         1995
                                                        (unaudited)    (unaudited)

Cash flows from operating activities:
 Net income (loss)                                        $ 25,422    $ (3,236)
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                             2,098       1,988
   Provision for bad debt expense                             (176)        603
   Equity in income of equity investments                   (1,459)     (2,402)
   Minority interest                                            76          57
   Gain on sale of equity investment                       (27,783)          -
   Gain on public offering of equity investment            (10,565)          -
   Provision for deferred income taxes                       5,315        (245)
   Provision for unearned compensation                         198         151
   Expense related to issuance of warrants                       -       2,921
   Cumulative effect of change in accounting for
     income taxes                                              178           -
   Other non-cash charges to income                             54           -
 Changes in:
   Accounts receivable                                         671      18,803
   Inventory                                               (12,652)    (43,849)
   Income taxes receivable                                     229           -
   Accounts payable, accrued expenses
     and other current liabilities                          (1,663)     (3,190)
   Income taxes payable                                        (43)       (280)
   Prepaid expenses and other assets                        (1,291)     (5,312)
      Net cash used in operating activities                (21,391)    (33,991)

Cash flows from investing activities:
 Purchases of property, plant and equipment, net            (1,194)     (1,290)
 Notes receivable from equity investment                     7,973           -
 Net proceeds from sale of equity investment                29,434           -
 Note receivable from vendor                                (6,000)          -
 Distribution from equity investment                             -          95
 Payment for purchase of subsidiary                           (148)          -
    Net cash provided by (used in) investing
      activities                                            30,065      (1,195)

Cash flows from financing activities:
 Net (repayments) borrowings under line of
   credit agreements                                       (31,722)     24,638
 Net (repayments) borrowings under documentary
   acceptances                                              (7,182)      9,836
 Principal payments on long-term debt                      (17,412)          -
 Debt issuance costs                                        (3,842)       (642)
 Proceeds from exercise of stock options                       170           -
 Principal payments on capital lease obligation                (73)       (130)
 Proceeds from issuance of long-term debt                   65,000           -
 Proceeds from release of restricted cash                        -         300
 Restricted cash securing stand-by letter of credit         (6,953)          -
     Net cash (used in) provided by financing activities    (2,014)     34,002

 Effect of exchange rate changes on cash                        (5)        (11)

Net increase (decrease) in cash and cash
 equivalents                                                 6,655      (1,195)

Cash and cash equivalents at beginning of period             1,372       5,495

Cash and cash equivalents at end of period                $  8,027    $  4,300

See accompanying notes to consolidated financial statements.

                   AUDIOVOX CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

              Six Months Ended May 31, 1994 and May 31, 1995

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the "Company") as of November 30, 1994 and May 31, 1995 and the results of operations and consolidated statement of cash flows for the six month periods ended May 31, 1994 and May 31, 1995.

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

(4) The following is supplemental information relating to the consolidated statements of cash flows:

                                             Six Months Ended
                                                  May 31,
                                             1994         1995
                                               (In thousands)

Cash paid during the period:
 Interest (excluding bank
   charges)                               $ 1,900        $ 3,950
 Income taxes                             $14,037        $   675

     During 1995, the Company entered into a lease agreement to acquire new computer equipment. As a result, a capital lease obligation of $86 was incurred.

(5) The Financial Accounting Standards Board (FASB) has issued Statement 115, "Accounting for Certain Investment in Debt and Equity Securities" (Statement 115). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows: 1) debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities", 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with realized gains and losses included in earnings, 3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. During the third quarter of fiscal 1995, the Company will be required to implement Statement 115.

(6) Included in prepaid expenses and other current assets are approximately $6.3 million of advances to suppliers to acquire inventory at future schedule dates. Included in total advances to suppliers is $4 million advanced to Shintom Co., Ltd, a stockholder, who is also a vendor.

(7) On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, each convertible into one share of class A common stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders, as of June 3, 1994, of $57.6 million of the Company's 6 1/4% convertible subordinated debentures due 2001 (the "Debentures"), in exchange for a release of any claims such holders may have against the Company, its agents, directors and employees in connection with their investment in the Debentures. As a result, the Company incurred warrant expense of $2.9 million and recorded a corresponding increase to paid in capital. The warrants are not exercisable (a) until the later of (x) May 9, 1996 and (y) the date a registration statement with respect to the class A common stock issuable upon exercise of the warrants has been filed and declared effective by the Securities and Exchange Commission or (b) after March 15, 2001, unless sooner terminated under certain circumstances. The Company has also agreed to register the warrants and the underlying common stock within one year of the date of issuance pursuant to a registration rights agreement dated as of May 9, 1995, between the Company and the purchasers of the warrants.

John J. Shalam, Chief Executive Officer of the Company has granted the Company an option to purchase 1,668,875 shares of class A common stock from his personal holdings at the same price, plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam.

(8) On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement ("Credit Agreement"). Under the Credit Agreement, the Company may obtain credit through direct borrowings, letters of credit and banker's acceptances. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and will be secured by accounts receivable and inventory of the Company and those subsidiaries. Availability of credit under the Credit Agreement is in a maximum aggregate amount of $95 million is subject to certain conditions and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as percentages of net sales:

                                   Three Months Ended  Six Months Ended
                                        May 31,             May 31,
                                   1994      1995      1994      1995


Net Sales                        100.0%    100.0%    100.0%    100.0%
Gross Profit                      18.6      18.2      18.9      17.6
Operating Expenses                15.8      18.2      15.3      16.8
Income (Loss) Before Provision
 for (recovery of) Income Taxes
 and cumulative effect of change
 in accounting for income taxes    2.1      (4.0)     19.5      (1.3)
Cumulative effect of change in
  accounting for income taxes        -         -       0.1         -
Net income (loss)                  1.2      (3.6)     11.0      (1.4)

     Net sales by product line for the three month and six month periods ended May 31, 1994 and May 31, 1995 are reflected in the following table:

                                   Three Months Ended  Six Months Ended
                                        May 31,             May 31,
                                   1994      1995      1994      1995
                                             (In Millions)

Cellular Product - Wholesale    $ 51.9    $ 46.4    $106.2    $118.0
Cellular Product - Retail          5.0       4.6      12.1      10.6
Activation Commissions            10.5       8.8      25.8      22.2
Residual Fees                      1.1       1.1       1.8       2.2
     Total Cellular               68.5      60.9     145.9     153.0

Automotive Sound Equipment        29.3      26.6      52.0      51.1
Automotive Security and Accessory
  Equipment                       17.8      18.3      31.3      33.1
Other                              0.7         -       2.4         -

                                $116.3    $105.8    $231.6    $237.2

RESULTS OF OPERATIONS

     Net sales decreased $10.5 million or 9.0% and increased $5.6 million or 2.4% for the three and six month periods ended May 31, 1995 compared to the same periods last year. The decrease for the quarter was attributable to decreases in cellular ($7.6 million or

11.1%) and automotive sound equipment ($2.7 million or 9.2%).
These decreases were partially offset by an increase in automotive accessories of $492,000 or 2.8%. The increase in net sales for the six month period was in cellular ($7.1 million or 4.9%) and automotive accessories ($1.8 million or 5.8%), partially offset by decreases in automotive sound ($914,000 or 1.7%) and other ($2.4 million or 100%). The other category, comprised principally of facsimile machines, has been discontinued. Both wholesale and retail sales were down for the quarter versus last year, 5.5% and 24.6%, respectively. Year to date, wholesale sales were up 7.9% while retail sales dropped 18.5%.
     The decrease of $7.6 million in net sales in the cellular product category for the quarter was due to a 29.7% decrease in average unit selling prices, despite a 26.4% increase in unit sales. On a year-to-date basis, net sales were up $7.1 million, primarily due to an increase of 38.6% in unit sales, partially offset by a 20.8% decrease in average unit selling prices.
Consumer preference for portable cellular telephones continued for both the three and six months ended May 31, 1995 compared to the same periods last year. The market for portable cellular telephones continues to be very competitive. Average unit selling prices for portable cellular telephones has decreased approximately 41% for both the three and six month periods ended May 31, 1995 compared to the same periods in 1994. Part of this decrease was due to new product introductions at lower unit selling prices. Cellular revenues for activations decreased $1.7 million (16.2%) and $3.6 million (14.0%) for the three and six months ended May 31,

1995, respectively, compared to last year. This decrease is attributable to a corresponding decrease in new cellular subscriber activations of 15.1% and 8.5%, respectively. Also contributing to the decrease was the continuing decline in average activation fees received by the Company from the carriers (2.3% and 5.7% for the three and six month periods, respectively).
     The decrease in net sales in the automotive sound category for both the three and six month periods compared to the same periods last year was primarily in the AV product line. This decrease was partially offset by increases for the three and six month periods in the Heavy Duty Sound, SPS, Private Label and Marine product lines. Net sales in the Prestige Audio product line increased for the six month period, but was down for the quarter versus last year.
     Automotive accessories experienced increased sales for both the three months and six months ended May 31, 1995 compared to last year. The increases were primarily in the Prestige and Hardgoods product lines. These increases were offset by decreases in AA security and cruise controls.
     Gross margins declined for the quarter to 18.2% from 18.6% for the same period in 1994. For the six months ended May 31, 1995, gross margins declined to 17.6% from 18.9% for the same period last year. The decline in margins was primarily in the cellular and automotive sound categories, partially offset by an increase in the margins of automotive accessories. Gross margins in the wholesale business declined for both the three and six month periods ended May 31, 1995 compared to last year. Retail margins, however, improved for both the quarter and six months ended versus 1994.
     The decrease in cellular margins is a result of the decline in the selling price of portable telephones due to increased competition and the introduction of lower-priced products. The portable cellular telephone line accounted for the majority of this decrease. During the second quarter, the Company accrued approximately $700,000 of anticipated tax refunds paid on ozone depleting chemicals which positively impacted gross margins.
     Automotive sound margins decreased from 20.3% to 17.1% and from 20.5% to 19.5% for the three and six month periods ended May 31, 1994 compared to 1995. The decrease in automotive sound margins was primarily in the AV product line, partially offset by increases in the Marine and Heavy Duty Sound product lines. Automotive accessory margins increased to 28.2% and 28.3% from 27.5% and 27.7% for the three and six month periods ended May 31, 1995 and 1994, respectively. These increases were primarily in the Prestige and Hardgoods product lines, partially offset by a decrease in margins in AA security products.
     The Company continues to operate in a highly competitive environment and believes that competition will continue to intensify in the future. Increased price competition relating to products and services provided to the Company's retail customers on behalf of cellular carriers may result in downward pressure on the Company's retail gross profit margins.
     Total operating expenses increased by approximately $772,000 or 4.2% and $4.5 million or 12.8% for the three and six month periods ended May 31, 1995 compared to the respective periods in 1994. Of this increase, $286,000 (37.0%) and $2.4 million (52.8%)
was experienced in the wholesale business and $486,000 (63.0%) and $2.1 million (47.2%) was in the retail business. Warehousing, assembly and repair expenses increased by $32,000 or 1.4% and $434,000 or (9.9%) for the three and six month periods ended May 31, 1995, due to increases in field warehousing costs, principally due to increased inventory levels, partially offset by reductions in warehouse production expenses. Selling expenses increased by $860,000 or 11.9% and $2.4 million or 16.5% ($525,000 and $698,000 in wholesale; $335,000 and $1.7 million in retail) for the three and six month periods ended May 31, 1995 over the prior year's comparable period due to increases in advertising, salesmen's salaries, and payroll taxes and benefits, partially offset by a decrease in commissions. General and administrative expenses decreased by $121,000 or 1.4% and increased $1.7 million or 10.3% for the three and six month periods ended May 31, 1995 over the respective periods in 1994, resulting from increases in occupancy costs, professional fees and provision for bad debt. The Company has increased its provision for bad debt based upon its evaluation of its accounts receivable considering current and potential market conditions. There was also an increase in costs associated with the Company's overseas buying offices.
     Interest expense and bank charges increased by $1.2 million or 79.5% and $1.7 million or 56.7% for the three and six month periods ended May 31, 1995, compared to the respective periods of 1994 as a result of an increase in interest costs from increased borrowing to support higher levels of inventory purchases. Management fees and related income and equity in income from joint venture investments increased by approximately $540,000 and decreased approximately $9.3 million for the three and six month periods ended May 31, 1995, as compared to the same periods of 1994, principally due to 1994's increase in the carrying value of the investment in CellStar Corporation ("CellStar") after their public offering.
     Other expenses increased $2.9 million for both the three and six month periods ended May 31, 1995 compared to the same periods last year due to the cost to the Company associated with the issuance of stock warrants for no monetary consideration to certain holders of the Company's convertible subordinated debentures. This one-time, non-cash charge to earnings is offset by a $2.9 million increase in paid in capital. Therefore, there is no effect on total shareholders' equity.
     For the three months ended May 31, 1995, the Company recorded an income tax recovery of $467,000 and an income tax provision of $79,000 for the six months ended May 31, 1995 as compared to income tax provisions of $1.0 million and $19.7 million in 1994, respectively. The provision for 1994 was higher due to the aforementioned CellStar transaction and higher operating profits.
     As discussed in Note 5 to the financial statements, the Financial Accounting Standards Board (FASB) has issued Statement 115, "Accounting for Certain Investment in Debt and Equity Securities" (Statement 115). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As discussed in Liquidity and Capital Resources, the Company sold 1,500,000 shares of CellStar common stock to Alan
H. Goldfield, President of CellStar, for $11.50 per share upon exercise of an option for such shares by Mr. Goldfield. As a result thereof, the Company's ownership percentage in CellStar was reduced below 20% and, commencing in the third quarter, will no longer account for its investment in CellStar under the equity method of accounting. Based upon the closing market price of CellStar on May 31, 1995, the increase to equity as required by FASB 115 would have been in excess of $20 million, net of deferred taxes.
LIQUIDITY AND CAPITAL RESOURCES
     The Company's cash position at May 31, 1995 was approximately $1.2 million below the November 30, 1994 level. Operating activities used approximately $34.0 million, primarily due to increases in inventory and unprofitable operations, partially offset by decreases in accounts receivable. Investing activities used approximately $1.2 million, primarily for the purchase of property, plant and equipment. Financing activities provided approximately $34.0 million, primarily from an increase in bank obligations under line of credit agreements and documentary acceptances.
     On May 5, 1995, the Company entered into the Credit Agreement with five banks, including Chemical Bank which acts as agent for the bank group, where the Company may obtain credit through direct borrowings, letters of credit, and banker's acceptances. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and will be secured by accounts receivable and inventory of the Company and those subsidiaries. Availability of credit under the Credit Agreement is in a maximum aggregate amount of $95.0 million, is subject to certain conditions and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory.
     On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, with the underlying shares to be supplied from the Chairman's personal stock holdings. Each warrant is convertible into one share of class A common stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders, as of June 3, 1994, of $57.6 million of the Company's 6 1/4% convertible subordinated Debentures due 2001, in exchange for a release of any claims such holder may have against the Company, its agents, directors and employees in connection with their investment in the Debentures. Each holder received 30 Warrants for each $1,000 of principal amount of debentures, except for Oppenheimer & Co., Inc. which received 25 warrants. The warrants are not exercisable (a) until the later of (x) May 9, 1996 and (y) the date a registration statement with respect to the class A common stock issuable upon exercise of the warrants has been filed and declared effective by the Securities and Exchange Commission or (b) after March 15, 2001, unless sooner terminated under certain circumstances. The Company has also agreed to register the warrants and the underlying common stock within one year of the date of issuance pursuant to a registration rights agreement dated as of May 9, 1995, between the Company and the purchasers of the warrants.
     On May 9, 1995, John J. Shalam, Chief Executive Officer of the Company, granted the Company an option to purchase 1,668,875 shares of class A common stock from his personal holdings at the same price plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam. The independent directors of the Company may elect to issue shares from the Company instead of drawing on Mr. Shalam's shares if such directors determine it is in the best interest of the shareholders and the Company.
     On June 2, 1995, the Company announced that Alan Goldfield, Chairman and Chief Executive Officer of CellStar, one of the Company's equity investments, had exercised his option, pursuant to a December 3, 1993 agreement with the Company, to purchase 1.5 million shares of CellStar common stock from the Company at a price of $11.50 per share. As a result of this transaction, the Company received $17.25 million and still owns 2.375 million shares of CellStar common stock or 12.79% ownership interest in CellStar. Unrelated to this announcement, the Company also announced that, as a result of CellStar's withdrawal of 3.0 million shares of CellStar common stock from registration with the Securities and Exchange Commission, the Company was withdrawing its request to include approximately 1.1 million shares of CellStar common stock held by the Company in such registration statement. These shares are included in the 2.375 million CellStar common shares still held by the Company. The Company had the option to include such shares in the registration statement pursuant to the piggy-back registration rights agreement between CellStar and the Company. CellStar withdrew its Securities and Exchange Commission registration of common stock when it obtained a firm commitment for a $125 million credit facility underwritten by Texas Commerce National Association.
     The Company believes that is has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1995 and for the reasonable foreseeable future.

PART II - OTHER INFORMATION
Item 4 - Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of Audiovox Corporation ("the Company") was held on May 10, 1995, at the Company's offices, 150 Marcus Boulevard, Hauppauge, New York.
     Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors for the following matters:
          1.   To elect a Board of eight Directors; and
          2.   to approve the adoption of a CEO Bonus Plan.
     There was no solicitation in opposition to the Board of Director's nominees for election as directors as listed in the Proxy Statement and all of such nominees were elected. Class A nominee Gordon Tucker received 6,549,754 votes and 143,753 votes were withheld. Class A nominee Irving Halevy received 6,548,694 votes and 144,813 votes were withheld.
     Each Class B nominee, John J. Shalam, Philip Christopher, Charles M. Stoehr, Patrick M. Lavelle, Martin Novick and Ann M. Boutcher, received 22,609,540 votes. No votes were withheld from Class B nominees.
     With respect to the proposal to approve the adoption of the CEO Bonus Plan, a performance based compensation plan for the Company's Chief Executive Officer designed to meet the requirements for an exception from the limitations of Section 162(m) of the Internal Revenue Code, 27,302,159 shares (93.1%) were voted FOR and 408,195 shares (1.4%) AGAINST. 35,094 shares abstained from voting.

Item 6.   Reports on Form 8-K
     On May 31, 1995, the Company filed a report on Form 8-K dated May 5, 1995, which reported that:
     (1) the Company had entered into the Second Amended and Restated Credit Agreement whereby the Company's availability of credit was increased to a maximum aggregate amount of $95.0 million subject to certain conditions and based upon a formula taking into account the amount and quality of the Company's accounts receivable and inventory. The obligations of the Company continue to be guaranteed by certain of its subsidiaries and are secured by accounts receivable and inventory of the Company and those subsidiaries; and
     (2) the Company had issued 1,668,875 warrants in a private placement under a warrant agreement, dated as of May 9, 1995 (the "Warrant Agreement"), between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. Each warrant is convertible into one share of class A common stock at 7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders as of June 3, 1994 of $57.6 million of the Company's 6-1/4% convertible subordinated debentures due 2001, in exchange for a release of any claims such holder may have against the Company. Each holder received 30 warrants for each $1,000 of principal amount of debentures, except for Oppenheimer & Co., Inc. which received 25 warrants.
     On June 5, 1995, the Company filed a report on Form 8-K dated June 2, 1995, which reported that Alan H. Goldfield, Chairman and

Chief Executive Officer of CellStar, exercised his option to purchase 1.5 million shares of CellStar common stock from the Company at a price of $11.50 per share. As a result of this transaction, the Company received gross proceeds of $17.25 million. The Company continues to own 2.375 million shares of CellStar common stock.

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

Dated:  June 30, 1995


                         By:s/Charles M. Stoehr
                              Charles M. Stoehr
                              Senior Vice President and
                              Chief Financial Officer