Form 10-Q
period 1995-08-31
AUDIOVOX CORP
filed 1995-10-16
CIK 807707

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


For Quarter Ended   August 31, 1995


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

     Class                  Outstanding at October 4, 1995

     Class A Common Stock          6,777,788 Shares

     Class B Common Stock          2,260,954 Shares

                           AUDIOVOX CORPORATION

                                 I N D E X
                                                        Page
                                                       Number

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements:

          Consolidated Balance Sheets at
          November 30, 1994 and August 31, 1995
          (unaudited)                                      3

          Consolidated Statements of Operations
          for the Three Months and Nine Months
          ended August 31, 1994 and August 31, 1995
          (unaudited)                                      4

          Consolidated Statements of Cash Flows
          for the Nine Months ended August 31, 1994
          and August 31, 1995 (unaudited)                  5

          Notes to Consolidated Financial Statements      6-8

ITEM 2    Management's Discussion and Analysis of
          Financial Operations and Results of
          Operations                                      9-20


          SIGNATURES                                      21

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                 (In thousands)

                                              November 30,    August 31,
                                                  1994           1995
                                                              (unaudited)
Assets

Current Assets:
 Cash and cash equivalents                       $   5,495     $   4,361
 Accounts receivable, net                           94,242        74,463
 Inventory, net                                     83,430       118,988
 Receivable from vendor                                  -         3,954
 Prepaid expenses and other current assets           6,065        15,204
 Deferred income taxes                               2,247         7,412
 Restricted cash                                         -         6,109
    Total current assets                           191,479       230,491

Restricted cash                                      6,559             -
Property, plant and equipment, net                   6,180         5,674
Equity investments                                  25,902         8,532
Marketable equity securities                             -        75,703
Debt issuance costs, net                             4,840         4,567
Excess cost over fair value of assets
  acquired and other intangible assets, net          1,032           977
Other assets                                         3,106         2,723

                                                 $ 239,098     $ 328,667

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                $  21,088     $  11,223
 Accrued expenses and other current liabilities     13,063        18,671
 Income taxes payable                                  834         4,128
 Bank obligations                                    1,084         1,262
 Documentary acceptances                                 -         5,800
 Current installments of long-term debt                159         5,622
    Total current liabilities                       36,228        46,706

Bank obligations                                    29,100        58,050
Deferred income taxes                                5,945        28,328

Long-term debt, less current installments           75,653        70,175
    Total liabilities                              146,926       203,259

Minority interest                                      138           280
Stockholders' equity:
 Preferred stock                                     2,500         2,500
 Common Stock:
   Class A                                              68            68
   Class B                                              22            22
 Paid-in capital                                    39,715        42,886
 Unrealized holding gains and losses for marketable
   equity securities, net                                -        40,004
 Retained earnings                                  50,254        40,633
                                                    92,559       126,113
Cumulative foreign currency translation
  and adjustment                                      (525)         (985)
    Total stockholders' equity                      92,034       125,128

Commitments and contingencies
                                                 $ 239,098     $ 328,667

See accompanying notes to consolidated financial statements.

                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                (In thousands, except share and per share data)

                                     Three Months Ended      Nine Months Ended
                                         August 31,             August 31,
                                       1994       1995         1994       1995
                                      (unaudited)             (unaudited)

Net sales                           $  109,719 $  112,177  $  341,328 $  349,378
Cost of sales (includes an inventory
 write-down to market in 1995 of
 $9,300)                                89,500    104,771     277,253    300,115
      Gross profit                      20,219      7,406     64,075      49,263
Operating expenses:
 Selling                                 7,645      8,583      22,352     25,723
 General and administrative              7,666     11,518      23,958     29,486
 Warehousing, assembly
   and repair                            2,448      2,451       6,849       7,286
                                        17,759     22,552      53,159      62,495
      Operating income (loss)            2,460    (15,146)     10,916     (13,232)
Other income (expenses):
 Interest and bank charges              (1,496)    (2,595)     (4,502)     (7,306)
 Equity in income of equity
   investments                           1,589        210       3,048       2,612
 Management fees and related income        118       (354)        550         362
 Gain on sale of equity investment           -      8,435      27,783       8,435
 Gain on public offering of equity
   investment                                -          -      10,565           -
 Expense related to issuance of
   warrants                                  -          -           -      (2,921)
 Other, net                               (138)      (279)       (748)       (836)
                                            73      5,417      36,696         346
Income (loss) before provision for
 (recovery of) income taxes and
 cumulative effect of a change in an
 accounting principle                    2,533     (9,729)     47,612     (12,886)
Provision for (recovery of) income
 taxes                                   1,013     (3,344)     20,492      (3,265)
Income (loss) before cumulative effect
 of a change in accounting for
 income taxes                            1,520     (6,385)     27,120      (9,621)
Cumulative effect of change in
 accounting for income taxes                 -          -        (178)          -
Net income (loss)                   $    1,520 $   (6,385) $   26,942  $   (9,621)

Income (loss) per common share
 (primary):
 Income (loss) before cumulative
   effect of change in accounting
   for income taxes                 $     0.17 $    (0.71) $     2.98  $    (1.06)
 Cumulative effect of change in
   accounting for income taxes               -          -  $     0.02           -
 Net income (loss)                  $     0.17 $    (0.71) $     2.96  $    (1.06)
Income (loss) per common share (fully
 diluted):
 Income (loss) before cumulative
   effect of change in accounting for
   income taxes                     $     0.16 $    (0.71) $     2.30  $    (1.06)
 Cumulative effect of change in
   accounting for income taxes               -          -  $     0.02           -
 Net income (loss)                  $     0.16 $    (0.71) $     2.28  $    (1.06)
Weighted average number of common
 shares outstanding, primary         9,059,801  9,038,742   9,113,394    9,038,742
Weighted average number of common
 shares outstanding, fully diluted  13,791,305   9,038,742 12,426,967    9,038,742

See accompanying notes to consolidated financial statements.

                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (In thousands)

                                                     Nine Months Ended
                                                  August 31,     August 31,
                                                    1994         1995
                                                 (unaudited)    (unaudited)

Cash flows from operating activities:
 Net income (loss)                                $ 26,942    $ (9,621)
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                     3,110       3,008
   Provision for bad debt expense                     (471)      1,181
   Equity in income of equity investments           (3,048)     (2,612)
   Minority interest                                    79         142
   Gain on sale of equity investment               (27,783)     (8,435)
   Gain on public offering of equity investment    (10,565)          -
   Provision for deferred income taxes               5,768      (7,300)
   Provision for unearned compensation                 258         250
   Expense related to issuance of warrants               -       2,921
   Cumulative effect of change in accounting for
     income taxes                                      178           -
   Other non-cash charges to income                     55          (8)
 Changes in:
   Accounts receivable                               2,467      18,653
   Inventory                                       (25,946)    (35,473)
   Income taxes receivable                             230           -
   Receivables from vendor                          (4,436)     (3,954)
   Accounts payable, accrued expenses
     and other current liabilities                  (2,262)     (4,272)
   Income taxes payable                                (77)      3,294
   Prepaid expenses and other assets                (4,564)     (9,476)
      Net cash used in operating activities        (40,065)    (51,702)

Cash flows from investing activities:
 Purchases of property, plant and equipment, net    (1,977)     (1,402)
 Notes receivable from equity investment             7,973           -
 Net proceeds from sale of equity investment        29,434      17,250
 Note receivable from vendor                        (3,000)          -
 Payment for purchase of equity investment          (6,016)          -
 Distribution from equity investment                     -         198
 Payment for purchase of subsidiary                   (148)          -
    Net cash provided by investing activities       26,266      16,046

Cash flows from financing activities:
 Net (repayments) borrowings under line of
   credit agreements                               (16,797)     29,130
 Net (repayments) borrowings under documentary
   acceptances                                     (10,833)      5,800
 Principal payments on long-term debt              (17,412)          -
 Debt issuance costs                                (4,745)       (675)
 Proceeds from exercise of stock options               170           -
 Principal payments on capital lease obligation       (133)       (190)
 Proceeds from issuance of long-term debt           65,000           -
 Proceeds from release of restricted cash                -         450
 Note payable to supplier                            5,000           -
 Restricted cash securing stand-by letter
   of credit                                        (6,953)          -
     Net cash provided by financing activities      13,297      34,515
 Effect of exchange rate changes on cash                (7)          7
Net decrease in cash and cash equivalents             (509)     (1,134)

Cash and cash equivalents at beginning of period     1,372       5,495

Cash and cash equivalents at end of period        $    863    $  4,361

See accompanying notes to consolidated financial statements.

                   AUDIOVOX CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

           Nine Months Ended August 31, 1994 and August 31, 1995

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the "Company") as of November 30, 1994 and August 31, 1995 and the results of operations and consolidated statements of cash flows for the nine month periods ended August 31, 1994 and August 31, 1995.

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

(4) The following is supplemental information relating to the consolidated statements of cash flows:

                                             Nine Months Ended
                                                 August 31,
                                             1994         1995
                                               (In thousands)

Cash paid during the period:
 Interest (excluding bank
   charges)                               $ 3,493        $ 5,393
 Income taxes                             $14,544        $   722

     During 1995, the Company entered into a lease agreement to acquire new computer equipment. As a result, a capital lease obligation of $86,000 was incurred.

     As of August 31, 1995, the Company recorded an unrealized holding gain for marketable equity securities, net of deferred income taxes, of $40.0 million as a separate component of stockholders' equity.

(5) During the third quarter of 1995, the Company sold 1,500,000 shares of CellStar Corporation (CellStar) common stock at a price of $11.50 per share as a result of the exercise of an option granted previously by the Company to the president of CellStar. As a result, the Company recorded a gain, before provision for income taxes, of $8.4 million.

     The sale also reduced the Company's ownership in CellStar below 20%, and as such, the Company will no longer account for CellStar under the equity method of accounting. The remaining 2,375,000 CellStar shares owned by the Company will be accounted for as an investment in equity securities (Note 6).

(6) The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), during the third quarter of 1995. In accordance with FAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting FAS 115 in 1995 since CellStar was accounted for under the equity method of accounting.

     Management determines the appropriate classification of its investments in marketable equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company's investment in marketable equity securities, which are classified as available-for-sale at August 31, 1995, are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At August 31, 1995, the Company had no investments that qualified as trading or held to maturity.

      At August 31, 1995, the aggregate fair value of available-for-sale securities was $75.7 million, which is comprised of a cost basis of $11.2 million and a gross unrealized holding gain of $64.5 million, recorded as a separate component of stockholders' equity. A related deferred tax liability of $24.5 million was recorded as a reduction to the unrealized holding gain included as a separate component of stockholders' equity.

(7) Included in prepaid expenses and other current assets are approximately $11.2 million of advances to suppliers to acquire inventory at future scheduled dates. Included in advances to suppliers is $9.6 million advanced to TALK Corporation, a vendor who is also a 33%-owned equity investment.

(8) Receivable from vendor represents claims on late deliveries, product modifications and price protection from TALK Corporation, a vendor who is also a 33%-owned equity investment. These claims will be paid in monthly installments, with interest, with the final payment due November 30, 1996.

(9) On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, each convertible into one share of class A common stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders, as of June 3, 1994, of $57.6 million of the Company's 6 1/4% convertible subordinated debentures due 2001 (the "Debentures"), in exchange for a release of any claims such holders may have against the Company, its agents, directors and employees in connection with their investment in the Debentures. As a result, the Company incurred a warrant expense of $2.9 million and recorded a corresponding increase to paid in capital. The warrants are not exercisable (a) until the later of (x) May 9, 1996 and (y) the date a registration statement with respect to the class A common stock issuable upon exercise of the warrants has been filed and declared effective by the Securities and Exchange Commission or (b) after March 15, 2001, unless sooner terminated under certain circumstances. The Company has also agreed to register the warrants and the underlying common stock within one year of the date of issuance pursuant to a registration rights agreement dated as of May 9, 1995, between the Company and the purchasers of the warrants.

     John J. Shalam, Chief Executive Officer of the Company, has granted the Company an option to purchase 1,668,875 shares of class A common stock from his personal holdings at the same price, plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam.

(10) On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement ("Credit Agreement"). Under the Credit Agreement, the Company may obtain credit through direct borrowings, letters of credit and banker's acceptances. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and will be secured by accounts receivable and inventory of the Company and those subsidiaries. Availability of credit under the Credit Agreement is in a maximum aggregate amount of $95 million, is subject to certain conditions and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory.

(11) In August 1995, non-qualified options to purchase 279,000 shares of class A common stock were granted under the 1994 Stock Option Plan at an exercise price of $5.88 per share, which represents the estimated fair market value of the shares at the date of grant. No options can be exercised until February 9, 1997 or August 9, 1998, as the case may be, after which they can be exercised in whole, or in part, until expiration on August 9, 2005.

     Also in August 1995, 21,000 shares of class A common stock were awarded under the 1987 Restricted Stock Plan, as amended. One half of such shares are performance accelerated restricted stock and one half of such shares are performance restricted stock.

(12) During the third quarter of 1995, the Company recorded a charge of $9.3 million to accurately reflect the Company's inventory at the lower of cost or market.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     While the Company experienced strong unit sales growth in the cellular product category during the third quarter, the downward pressure on cellular telephone pricing, which began last summer, has continued. In view of this situation, the Company negotiated reduced pricing on all current and future phone orders from our vendors. Additionally, the Company took a mark-down on its existing cellular telephone inventory to accurately reflect the market value of those telephones.

     The outlook for the Company's Quintex retail locations started to deteriorate earlier this year, caused by greatly increased competition and the cellular carriers' desire to reduce subscriber acquisition costs. Accordingly, the Company made the decision to accelerate the closing of unprofitable Quintex locations.

     As a result, for the third quarter ended August 31, 1995, the Company recorded an $11.8 million charge to income, before recovery of income tax. This charge was for cellular product, both wholesale ($7.3 million for inventory write-downs) and retail ($4.0 million for inventory write-downs and other costs associated with store closings within the Quintex group). In the automotive sound product category, which is primarily wholesale, there was a $500,000 charge. The following is a discussion of these charges.

Wholesale

     The wholesale operation of the Company's cellular product class recorded a charge of $7.3 million during the third quarter of 1995. This charge was to reduce inventory carrying value to current market value. As previously disclosed, the cellular marketplace is and has been extremely price-sensitive, with the Company competing with many other companies for market-share. Average selling prices have continued to decline. In order to maintain market share, the Company has reduced selling prices to its customers. Likewise, there was a similar charge to the gross profit of the automotive sound category of $500,000. In reviewing the sound category, certain products sold primarily to mass-merchandisers were reduced to reflect current market prices and conditions.

Retail

     The market for the Company's cellular retail operations has continued to change over the last fiscal year. Other companies, who actively compete with Quintex, now include the direct sales force of carriers, mass merchants, and other independent agents. Notwithstanding the competition, the carriers moved to reduce subscriber activation costs which resulted in less activation revenue per number to the Company. Though the retail operations have been profitable in prior years, the result of increased competition and reduced activation revenue resulted in the

Company's decision to accelerate the closing of a majority of its remaining retail locations. On August 31, 1995, the Company operated a total of 77 retail locations, a reduction of 34 from November 30, 1994. During the fourth quarter of 1995, the Company plans to close an additional 47 locations. Of the $4.0 million charge to income, approximately $1.5 million is related to inventory write-offs, $1.8 million associated with lease buy-outs, employee severance pay, the write-off of leasehold improvements and other fixed assets and $700,000 of miscellaneous charges, including co-op advertising, deactivation allowances and anticipated bad debts.

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as percentages of net sales:

                                   Three Months Ended  Nine Months Ended
                                       August 31,          August 31,
                                   1994      1995      1994      1995


Net sales                        100.0%    100.0%    100.0%    100.0%
Gross profit                      18.4       6.6      18.8      14.1
Operating expenses                16.2      20.1      15.6      17.9
Income (loss) before provision
 for (recovery of) income taxes
 and cumulative effect of change
 in accounting for income taxes    2.3      (8.7)     13.9      (3.7)
Cumulative effect of change in
  accounting for income taxes        -         -       0.1         -
Net income (loss)                  1.4      (5.7)      7.9      (2.8)

     Net sales by product line for the three and nine month periods ended August 31, 1994 and August 31, 1995 are reflected in the following table:

                                   Three Months Ended  Nine Months Ended
                                       August 31,          August 31,
                                   1994      1995      1994      1995
                                             (In Millions)

Cellular Product - Wholesale     $ 46.6    $ 50.4    $152.8    $168.4
Cellular Product - Retail           4.5       2.6      16.8      13.2
Activation Commissions             11.3       7.7      36.9      29.9
Residual Fees                       0.9       1.3       2.7       3.5
     Total Cellular                63.3      62.0     209.2     215.0

Automotive Sound Equipment         29.0      28.5      81.0      79.6
Automotive Security and Accessory
  Equipment                        17.4      21.7      48.7      54.8
Other                                 -         -       2.4         -

                                 $109.7    $112.2    $341.3    $349.4

RESULTS OF OPERATIONS

     Net sales increased $2.5 million or 2.2% and $8.1 million or 2.4% for the three and nine month periods ended August 31, 1995 compared to the same periods last year. The increase for the quarter was attributable to an increase in automotive security and accessory equipment ($4.3 million or 24.7%). This increase was partially offset by decreases in cellular of $1.3 million (2.1%) and automotive sound equipment of $500,000 or 1.7%. The increase in net sales for the nine month period was in cellular ($5.8 million or 2.8%) and automotive security and accessories ($6.1 million or 12.5%), partially offset by decreases in automotive sound ($1.4 million or 1.7%) and other ($2.4 million or 100%). The other category, comprised principally of facsimile machines, has been discontinued. Wholesale sales were up 10.1% for the quarter versus last year, and down 30.9% for retail, respectively. Year to date, wholesale sales were up 8.6% while retail sales dropped 22.3%.
     The decrease of $1.3 million in net sales in the cellular product category for the quarter was due to a 26.6% decrease in average unit selling prices to approximately $201 despite an increase of 94,000 (61.3%) in unit sales. On a year-to-date basis, net sales were up $5.8 million, primarily due to an increase of 45.4% in unit sales to 750,000, partially offset by a 22.7% decrease in average unit selling prices to approximately $213. The incremental increase in unit volume was caused by the introduction of new product which was directed towards that portion of the market which requires lower unit sales price. The domestic market for the sales of cellular products continues to be very competitive and price-sensitive.

     Revenues for cellular activation commissions decreased $3.6 million (31.8%) and $7.0 million (19.0%) for the three and nine months ended August 31, 1995, respectively, compared to last year. This decrease is attributable to increased competition, a reduction in the number of retail locations and a corresponding decrease in new cellular subscriber activations of 27.2% and 14.2%, respectively. Also contributing to the decrease was the continuing decline in average activation fees received by the Company from the carriers of approximately $23 (7.1%) and $20 (6.2%) for the three and nine month periods, respectively.
     The decrease in net sales in the automotive sound category for both the three and nine month periods compared to the same periods last year was primarily in the AV product line. Net sales in the Prestige Audio product line increased for the nine month period, but was down for the quarter versus last year. The decreases were partially offset by increases for the three and nine month periods in the Heavy Duty Sound, SPS, and Marine product lines.
     Automotive accessories experienced increased sales for both the three and nine months ended August 31, 1995 compared to last year. The increases were primarily in the Prestige and Hardgoods product lines. These increases were offset by decreases in AA security and cruise controls.
     Gross margins declined to 6.6% from 18.4% for the third quarter of 1995 compared to 1994 as a result of lower selling prices and the write-down of the carrying value of inventory of $9.3 million. Gross margins before the inventory write-down were 14.9%. This reflects the overall erosion of gross margins experienced primarily in the cellular product category which resulted in the decision to mark down the carrying value of the Company's cellular inventory. Of the $9.3 million inventory adjustment, $8.8 million was in the cellular product category of which $7.3 million was in the wholesale cellular operations and $1.5 million being in the retail cellular operation. The remaining $500,000 was in the automotive sound product category in wholesale operations. Gross margins for the nine months ended August 31, 1995 were 14.1%, 16.8% before the aforementioned inventory adjustment, compared to 18.8% last year.
     Cellular gross margins were negative and 9.2% after the charge for the write-down of the carrying value of the cellular inventories for the three and nine months ended August 31, 1995, respectively. As previously mentioned, the gross margins reflect a $8.8 million charge for inventory write-downs. In addition, the decline in cellular margins is a result of the continuing decline of unit selling prices due to increased competition and the introduction of lower-priced units. The portable cellular telephone line accounted for the majority of this decrease. The average unit selling price declined 26.6% and 22.7% for the three and nine month periods ended August 31, 1995 and 1994, respectively. Likewise, gross profits on unit sales declined 58.5% and 46.9% for the same periods. The number of new subscriber activations declined 27.2% to 25,150 for the third quarter of 1995 and 14.2% to 98,500 for the nine month period compared to last year. Average commissions received by the Company from the cellular carriers per activation also declined 7.1% and 6.2% to $303 for the three and nine month periods, respectively, versus last year. These decreases were partially offset by increases in residual payments received by the Company of 29.7% and 22.6% for the three and nine months ended August 31, 1995, respectively, compared to the same periods last year.
     Automotive sound margins decreased from 19.8% to 13.1% and from 20.3% to 17.2% for the three and nine month periods ended August 31, 1995 compared to 1994. The decrease in automotive sound margins was primarily in the AV product line, partially offset by increases in the Heavy Duty Sound product lines. Automotive accessory margins remained essentially unchanged at 29.9% and 28.9% compared to 30.1% and 28.6% for the three and nine month periods ended August 31, 1995 and 1994, respectively. These increases were primarily in the Prestige and Hardgoods product lines, partially offset by a decrease in margins in AA security products.
     The domestic cellular market continues to be a highly-competitive, price-sensitive environment. Increased price competition related to the Company's product could result in downward pressure on the Company's gross margins if the Company is unable to obtain competitively-priced product from its suppliers. As previously stated, the Company's de-emphasis on retail operations reflects the effect of this competition.
     Total operating expenses increased by approximately $4.8 million and $9.3 million for the three and nine months ended August 31, 1995 compared to last year. A major component of these increases was the aforementioned charge for the Company's downsizing of its retail operations. Excluding this charge, operating overhead increased $2.3 million and $6.9 million for the three and nine month periods ended August 31, 1995 compared to the same periods last year. The wholesale operations accounted for $2.6 million and $5.0 million, respectively, of these increases. The retail operation, without the charges for streamlining the field operations previously mentioned, decreased approximately $288,000 and increased $1.9 million for the three and nine month periods ended August 31, 1995 and 1994, respectively.
     Warehousing, assembly and repair expenses remained essentially unchanged at $2.4 million and increased $437,000 (6.4%) for the three and nine month periods ended August 31, 1995, respectively, versus last year. The increase for the nine months was primarily in field warehousing expenses.
     Selling expenses increased for both the three and nine month periods ended August 31, 1995 compared to the same periods last year by $938,000 (12.3%) and $3.4 million (15.1%), respectively. Advertising and other promotional marketing programs accounted for the majority of the increases in both periods versus last year.
     General and administrative expenses increased $3.9 million (50.2%) and $5.5 million (23.1%) for the three and nine months ended August 31, 1995, respectively, compared to the same periods last year. The increase in both periods was due to a provision for costs associated with the down-sizing of the retail group of $2.5 million. This provision includes costs for the buy-out of leases, the write-off of leasehold improvements, severance pay and other charges necessary to close and consolidate the retail operations. On August 31, 1995, the Company had 77 retail locations open, down 34 from November 30, 1994. During the fourth quarter of 1995, the Company plans to close an additional 47 locations. Other increases were in professional fees, occupancy costs and expenses associated with the Company's overseas buying offices.
     Interest expense and bank charges increased by $1.1 million or 73.5% and $2.8 million or 62.3% for the three and nine month periods ended August 31, 1995, compared to the respective periods of 1994 as a result of an increase in interest costs from increased borrowing to support higher levels of inventory purchases. Management fees and related income and equity in income from joint venture investments decreased by approximately $1.9 million and $624,000 for the three and nine month periods ended August 31, 1995, as compared to the same periods of 1994, principally due to CellStar not being accounted for under the equity method in the third quarter of 1995 due to the Company's sale of 1,500,000 CellStar shares. The gain on the sale of these securities, before income taxes, was approximately $8.4 million. Similarly, during the nine months ended August 31, 1994, the Company sold shares of CellStar, resulting in a pre-tax gain on sale of $27.8 million. Also in 1994, the Company recorded a $10.6 million gain on the carrying value of the investment in CellStar after their public offering. In addition, one of the Company's 50%-owned equity investments had an adjustment to its cellular inventory to bring the carrying value into line with market conditions. The Company recorded its share of this charge, approximately $400,000, as a reduction to management fees and related income.
     Other expenses increased $141,000 for the three month period ended August 31, 1995 compared to the same period last year. Year to date, other expenses increased approximately $3.0 million due to the cost to the Company associated with the issuance of stock warrants for no monetary consideration to certain holders of the Company's convertible subordinated debentures. This one-time, non-cash charge to earnings is offset by a $2.9 million increase in paid in capital. Therefore, there is no effect on total shareholders' equity.
     For the three and nine months ended August 31, 1995, the Company recorded an income tax recovery of $3.3 million compared to income tax provisions of $1.0 million and $20.5 million in 1994, respectively. The provision for 1994 was higher primarily due to the $27.8 million gain on the sale of CellStar common stock and operating profits.
LIQUIDITY AND CAPITAL RESOURCES
     The Company's cash position at August 31, 1995 was approximately $1.1 million below the November 30, 1994 level. Operating activities used approximately $51.7 million, primarily due to increases in inventory and unprofitable operations, partially offset by decreases in accounts receivable. Investing activities provided approximately $16.0 million, primarily due to the sale of 1,500,000 shares of CellStar common stock, partially offset by the purchase of property, plant and equipment. Financing activities provided approximately $34.5 million, primarily from an increase in bank obligations under line of credit agreements and documentary acceptances.
     On May 5, 1995, the Company entered into the Credit Agreement with five banks, including Chemical Bank which acts as agent for the bank group, which provides that the Company may obtain credit through direct borrowings, letters of credit, and banker's acceptances. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and will be secured by accounts receivable and inventory of the Company and those subsidiaries. Availability of credit under the Credit Agreement is in a maximum aggregate amount of $95.0 million, is subject to certain conditions and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory.
     On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, with the underlying shares to be purchased pursuant to an option on the Chief Executive Officer's personal stock holdings. Each warrant is convertible into one share of class A common stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders, as of June 3, 1994, of $57.6 million of the Company's 6 1/4% convertible subordinated Debentures due 2001, in exchange for a release of any claims such holder may have against the Company, its agents, directors and employees in connection with their investment in the Debentures. Each holder received 30 Warrants for each $1,000 of principal amount of debentures, except for Oppenheimer & Co., Inc. which received 25 warrants for each $1,000 of principal amount of debentures. The warrants are not exercisable (a) until the later of (x) May 9, 1996 and (y) the date a registration statement with respect to the class A common stock issuable upon exercise of the warrants has been filed and declared effective by the Securities and Exchange Commission or (b) after March 15, 2001, unless sooner terminated under certain circumstances. The Company has also agreed to register the warrants and the underlying common stock within one year of the date of issuance pursuant to a registration rights agreement dated as of May 9, 1995, between the Company and the purchasers of the warrants.
     On May 9, 1995, John J. Shalam, Chief Executive Officer of the Company, granted the Company an option to purchase 1,668,875 shares of class A common stock from his personal holdings at the same price plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam. The independent directors of the Company may elect to issue shares from the Company instead of exercising the option on Mr. Shalam's shares if such directors determine it is in the best interest of the shareholders and the Company.
     On June 2, 1995, the Company announced that Alan Goldfield, Chairman and Chief Executive Officer of CellStar, one of the Company's equity investments, had exercised his option, pursuant to a December 3, 1993 agreement with the Company, to purchase 1,500,000 shares of CellStar common stock from the Company at a price of $11.50 per share. As a result of this transaction, the Company received $17.25 million in gross proceeds and still owns 2,375,000 shares of CellStar common stock or 12.79% ownership
interest in CellStar.   Since the ownership percentage is below
20%, the Company no longer accounts for CellStar under the equity method, and the remaining 2,375,000 shares are accounted for as available-for-sale securities under FAS 115. As discussed in Note 6 to the financial statements, FAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Based upon the closing market price of CellStar on August 31, 1995, the increase to equity as required by FASB 115 is $40.0 million, net of deferred taxes.
     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1995 and for the reasonable foreseeable future.

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

Dated:  October 16, 1995


                         By:s/Charles M. Stoehr
                              Charles M. Stoehr
                              Senior Vice President and
                              Chief Financial Officer