Form 10-K
period 1995-11-30
AUDIOVOX CORP
filed 1996-02-28
CIK 807707

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]

For the fiscal year ended      November 30, 1995
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $18,763,355 (based upon closing price on the American Stock Exchange, Inc. on February 20, 1996).

The number of shares outstanding of each of the registrant's classes of common stock, as of February 20, 1996 was

Class                                      Outstanding

Class A Common Stock $.01 par value          6,777,788
Class B Common Stock $.01 par value          2,260,954


                              PART I

Item 1 - Business

General

     Audiovox Corporation, together with its operating subsidiaries (collectively, the "Company"), markets and supplies, under its own name or trade names, a diverse line of aftermarket products which include cellular telephones, both hand held portables and vehicle installed, in addition to automotive sound equipment and automotive accessories, both of which are designed primarily for installation in cars, trucks and vans after they have left the factory and consumer electronic products.

     The Company's products are sold through a worldwide distribution network covering the United States, Canada and overseas. Sales are made directly and through independent distributors to new car dealers, cellular telephone accounts, cellular service providers, regional Bell Operating Companies ("BOCs"), mass merchandisers, catalogue showrooms, original equip-ment manufacturers ("OEMs"), military Army and Air Force Exchange Systems ("AAFES"), autosound specialists and retailers. The Company sells to consumers from Company-owned retail sales and service locations which generally operate under the name "Quintex", which also receives activation commissions and residuals from certain cellular service providers.

     The Company's products may be broadly grouped into four major categories: cellular telephones, automotive sound equipment, automotive accessories and consumer electronic products. These categories represent different product lines rather than separate reporting segments.

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

Trademarks

     The Company markets products under several trademarks, including Audiovox (R), Custom SPS (R), Prestige (R), Pursuit (R), Minivox (TM), Minivox Lite (R) and The Protector (R). The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products. Trademarks are registered for a period of ten years and such registration is renewable for subsequent ten-year periods.

Distribution and Marketing

Cellular and Non-Cellular Wholesale

     The Company markets products on a wholesale basis to a variety of customers through its direct sales force and independent sales representatives. During the fiscal year ended November 30, 1995, the Company sold its products to approximately 2,500 wholesale accounts, including the BOCs, other cellular carriers and their respective agents, mass merchandise chain stores, specialty installers, distributors and car dealers, OEMs and AAFES.

     The Company's five largest wholesale customers (excluding joint ventures), who, in the aggregate, accounted for 25.5% of the Company's net sales for the fiscal year ended November 30, 1995, are Nynex Mobile Communications Company, Cellular Communications, Inc. ("Cellular One"), Bell Atlantic Mobile Systems, Vanguard Cellular Systems and US Cellular, all of whom are cellular carriers. None of these customers individually accounted for more than 7.3% of the Company's net sales for such period. In addition, the Company also sells its non-cellular products to mass merchants such as K-Mart, Walmart Stores, Inc., warehouse clubs including Price/Costco, Inc. and OEMs such as Chrysler of Canada, Navistar International Corporation and General Motors Corporation.

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

     The Company believes that the use of such techniques, along with the provision of warranty services and other support programs, enhances its strategy of providing value-added marketing and, thus, permits the Company to increase Audiovox brand awareness among wholesale customers while, at the same time, promoting sales of the Company's products through to end users.

     The Company's wholesale policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Norfolk, Virginia, Sparks, Nevada and Canada and from leased facilities located in Hauppauge, New York and Los Angeles,
California.

Retail

     As of November 30, 1995, the Company operated approximately 30 retail outlets and licensed its trade name to 5 additional retail outlets in selected markets in the United States through which it markets cellular telephones and related products to retail customers under the names Audiovox (R), American Radio (R), Quintex
(R) and H & H Eastern Distributors ("H&H"). In addition to Audiovox products, these outlets sell competitive products such as Motorola and Nokia.

     The Company's retail outlets typically generate revenue from three sources: (i) sale of cellular telephones and related products, (ii) activation commissions paid to the Company by cellular telephone carriers when a customer initially subscribes for cellular service and (iii) monthly residual fees. The amount of the activation commissions paid by a cellular telephone carrier is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual payment is based upon a percentage of the customer's usage and is calculated based on the amount of the cellular phone billings generated by the base of the customers activated by the Company on a particular cellular carrier's system. Under the Company's 5 licensee relationships, the licensee receives the majority of the activation commissions, and the Company retains the majority of the residual fees. The Company's agreements with cellular carriers provide for a reduction in, or elimination of, activation commissions in certain circumstances if a cellular subscriber activated by the Company deactivates service within a specified period. The Company records an allowance to provide for the estimated liability for return of activation commissions associated with such deactivations. See Note 1(l) of Notes to Consolidated Financial Statements. As a practical matter, the profitability of the Company's retail operations is dependent on the Company maintaining agency agreements with cellular carriers under which it receives activation commissions and residual fees.

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

     As of November 30, 1995, the Company had agency contracts with the following carriers: Bell Atlantic Mobile Systems, Inc., BellSouth Mobility, Inc., GTE Mobilnet of the Southeast, Inc., Richmond Cellular Telephone Company d/b/a Cellular One, New York Cellular Geographic Service Area, Inc. ("NYNEX"), United States Cellular, Air Touch and Contel Cellular, Inc. Dependant upon the terms of the specific carrier contracts, which typically range in duration from one year to five years, the Company's retail operation may receive a one-time activation commission and periodic residual fees. These carrier contracts provide the carrier with the right to unilaterally restructure or revise activation commissions and residual fees payable to the Company, and certain carriers have exercised such right from time-to-time. Dependent upon the terms of the specific carrier contract, the carrier may terminate the agreement, with cause, upon prior notice to the Company. Typically, the Company's right to be paid residual fees ceases upon termination of an agency contract.

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

     As of November 30, 1995, the Company had a 33.33% ownership interest in TALK Corporation (TALK) which holds world-wide distribution rights for product manufactured by Shintom Co., Ltd. (Shintom). These products include cellular telephones, video recorders and players and automotive sound products. TALK has granted Audiovox exclusive distribution rights on all wireless personal communication products for all countries except Japan,
China, Thailand, and several mid-eastern countries.   Additionally,
the Company had 50% non-controlling ownership in four other companies: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments, Audiovox Specialty Markets Co., L.P. (ASMC), which acts as a distributor to specialized markets for RV's and van conversions, of televisions and other automotive sound, security and accessory products, Audiovox Pacific Pty., Limited (Audiovox Pacific) which distributes cellular telephones and automotive sound and security products in

Australia and New Zealand, and G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business.

     Effective December 1, 1993, the Company acquired the remaining 50% interest in H&H for a warrant to purchase 50,000 shares of the Company's Class A Common Stock. See Note 2 of Notes to
Consolidated Financial Statements.

Customers

     No customer of the Company accounted for more than 10% of the Company's net sales for fiscal 1995.

Suppliers

     The Company purchases its cellular and non-cellular products from manufacturers located in several Pacific Rim countries, including Japan, China, Korea, Taiwan and Singapore, Europe and in the United States. In selecting its vendors, the Company considers quality, price, service, market conditions and reputation. The Company maintains buying offices or inspection offices in Taiwan, Korea and China to provide local supervision of supplier performance with regard to, among other things, price negotiation, delivery and quality control. The majority of the products sourced through these foreign buying offices are non-cellular.

     Since 1984, the principal supplier of the Company's wholesale cellular telephones has been Toshiba Corporation ("Toshiba"), accounting for approximately 47%, 45% and 44% of the total dollar amount of all product purchases by the Company, during the fiscal years ended November 30, 1993, 1994 and 1995, respectively. In 1994, Toshiba competed directly with the Company in the United States by marketing cellular telephone products through Toshiba's United States distribution subsidiary. As of November 30, 1995, Toshiba announced it will no longer distribute cellular telephone products through its subsidiary in the United States. Toshiba continues to sell products to the Company as an original equipment customer. In order to expand its supply channels and diversify its cellular product line, the Company has begun to source cellular equipment from other manufacturers including, Alcatel Radiotelephone ("Alcatel"), Dancall Telecom A/S ("Dancall") and TALK. Purchases of non-cellular products are made primarily from other overseas suppliers including Hyundai Electronics Inc. ("Hyundai"), Namsung Corporation ("Namsung") and Nutek Corporation ("Nutek"). There are no agreements in effect that require manufacturers to supply product to the Company. The Company considers its relations with its suppliers to be good. In addition, the Company believes that alternative sources of supply are currently available.

Competition

     The Company's wholesale business is highly competitive in all its product lines, each competing with a number of well-established companies that manufacture and sell products similar to those of the Company. Specifically, the cellular market place is driven by current selling prices, which also affects the carrying value of inventory on hand. Additionally, the Custom SPS line competes against factory-supplied radios. Service and price are the major competitive factors in all product lines. The Company believes that it is a leading supplier to the cellular market primarily as a result of the performance of its products and the service provided by its distribution network. The Company's retail business is also highly competitive on a product basis. In addition, since the Company acts as an agent for cellular service providers, these cellular service providers must also compete in their own markets which are also highly competitive. The Company's retail performance is, therefore, also based on the carriers' ability to compete.

Employees

     At November 30, 1995, the Company employed approximately
872 people.

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

Name                     Age       Current Position

John J. Shalam           62        President and Chief Executive
                                   Officer and Director
Philip Christopher       47        Executive Vice President and
                                   Director
Charles M. Stoehr        49        Senior Vice President, Chief
                                   Financial Officer and Director
Patrick M. Lavelle       44        Vice President and Director
Martin Novick            60        Vice President and Director
Chris L. Johnson         44        Vice President, Secretary
Ann M. Boutcher          45        Vice President and Director

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

     Martin Novick has been a Vice President of the Company since
1971 and has been a director since 1987. In 1991, Mr. Novick was elected Vice President, with responsibility for the sale of auto-sound products to mass merchandisers.

     Chris L. Johnson has been a Vice President of the Company since 1986 and Secretary since 1980. Ms. Johnson has been employed by the Company in various positions since 1968 and was a director of the Company from 1987 to 1993.

     Ann M. Boutcher has been a Vice President of the Company since 1984. Ms. Boutcher's responsibilities include the development and implementation of the Company's advertising, sales promotion and public relations programs. Ms. Boutcher was elected to the Board of Directors in 1995.

Item 2 - Properties

     As of November 30, 1995, the Company leased a total of fifty-five operating facilities located in fourteen states and two
Canadian provinces. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, the Company utilizes approximately 115,000 square feet of public warehouse facilities. Management believes that it has sufficient, suitable operating facilities to meet the Company's requirements.

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

     On August 31, 1994, an action was instituted entitled Steve Helms and Cellular Warehouse, Inc. v. Quintex Mobile, Wachovia Bank, GTE Mobilnet, Stan Bailey and Rick Rasmussen in the Court of Common Pleas, Sumter County, South Carolina. Plaintiffs allege ten causes of action against Quintex, including fraud, breach of contract, conspiracy, conversion, interference with prospective contract, restraint of trade, violation of Unfair Trade Practices Act, false arrest and malicious prosecution. Damages sought are $1.2 million plus punitive damages. Also plaintiffs are seeking treble damages and attorneys' fees under the Unfair Trade Practices Act. In February 1996, the Company has settled this action with the plaintiffs.

     In addition, the Company is currently, and has in the past been, a party to other routine litigation incidental to its business. The Company does not expect any pending litigation to have a material adverse effect on its consolidated financial position.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                            PART II

Item 5 - Market for the Registrant's Common Equity and Related
          Stockholder Matters

Summary of Stock Prices and Dividend Data

Class A Common Shares of Audiovox are traded on the American Stock Exchange under the symbol VOX. No dividends have been paid on the Company's common stock. The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and

Capital Resources of Management's Discussion and Analysis). There are approximately 2,000 holders of Class A Common Stock and 5 holders of Class B Common Stock.

Class A Common Stock
                                                                 Average Daily
Fiscal Period                                  High        Low   Trading Volume
1994
 First Quarter . . . . . . . . . . . . . . . $18 3/8    $14 1/4     26,400
 Second Quarter. . . . . . . . . . . . . . .  16         11 7/8     32,600
 Third Quarter . . . . . . . . . . . . . . . .12 3/4      6 1/4     39,600
 Fourth Quarter. . . . . . . . . . . . . . . . 9 3/8      6 3/4     19,600

1995
 First Quarter . . . . . . . . . . . . . . . . 8  1/2     6 3/8     25,300
 Second Quarter. . . . . . . . . . . . . . . . 7          5 1/16    13,500
 Third Quarter . . . . . . . . . . . . . . . . 7  3/8     4 7/16    30,100
 Fourth Quarter. . . . . . . . . . . . . . . . 6 13/16    4 3/8     21,600

Item 6 - Selected Financial Data

Years ended November 30, 1991, 1992, 1993, 1994 and 1995

                     1991        1992        1993      1994      1995
                        (Dollars in thousands, except per share data)

Net sales            $327,966    $343,905    $389,038  $486,448  $500,740
Net income (loss)     (14,658)(a)   7,670(b) 12,224(c) 26,028(e) (9,256)(g)
Net income (loss)
  per common share,
  primary               (1.63)       0.85(b)   1.35(c)   2.86(e)  (1.02)
Net income per
  common share, fully
  diluted                   -           -      1.25(c)   2.20(e)      -
Total assets           137,082    145,917   169,671   239,098    311,055
Long-term obligations,
  less current
  installments          59,912     55,335    13,610(d)110,698(f) 142,802
Stockholders' equity    46,696     53,457    65,793    92,034    117,222(h)

(a)  Includes a pre-tax restructuring charge of $5.0 million.
(b) Includes an extraordinary item of $1.9 million or $0.21 per share.
(c) Includes an extraordinary item of $2.2 million or $0.24 per share, primary, and $0.22 per share, fully diluted.
(d) Long-term debt does not include $38.8 million of bank obligations which were classified as current.
(e) Includes a cumulative effect change of ($178,000) or ($0.02) per share, primary, and ($0.01) per share, fully diluted. Also includes a pre-tax gain on sale of an equity investment of $27.8 million and a gain on public offering of equity investment of $10.6 million.
(f) Long-term debt includes the addition of a $65 million bond offering in 1994.
(g) Includes a pre-tax charge of $2.9 million associated with the issuance of warrants, a pre-tax charge of $11.8 million for inventory write-downs and the down-sizing of the retail operations and a pre-tax gain on the sale of an equity investment of $8.4 million.
(h) Includes a $31.7 million unrealized gain on marketable securities, net.

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

     Certain reclassifications have been made to the data for periods prior to fiscal 1995 in order to conform to fiscal 1995 presentation. The net sales and percentage of net sales by product line for the fiscal years ended November 30, 1993, 1994 and 1995 are reflected in the following table:


                               Years Ended November 30,
                         1993           1994             1995
                                (Dollars in thousands)

Cellular product-
  wholesale           $189,636  49%   $237,566  49%   $260,704  52%
Cellular product-
  retail                12,281   3      18,198   3      15,470   3
Activation
  commissions           27,504   7      47,788  10      38,526   8
Residual fees            2,646   1       4,005   1       4,781   1

     Total Cellular    232,067  60     307,557  63     319,481  64

Automotive sound
  equipment             94,674  24     112,512  23     107,404  21
Automotive security
  and accessory
  equipment             57,025  15      64,040  13      73,207  15
Other                    5,272   1       2,339   1         648   -

     Total            $389,038 100%   $486,448 100%   $500,740 100%

     The following table sets forth for the periods indicated certain statement of income (loss) data for the Company expressed as a percentage of net sales:

                                        Percentage of Net Sales
                                        Year Ended November 30,
                                        1993      1994    1995
Net sales:
Net product sales                      92.3%     89.4%   91.4%
Cellular telephone activation
  commissions                           7.0       9.8     7.7
Cellular telephone residual fees        0.7       0.8     0.9
Net sales                             100.0     100.0   100.0
Cost of sales                          80.7      82.5    85.9
Gross profit                           19.3      17.5    14.1
Selling expense                         6.0       6.7     6.9
General and administrative expense      7.2       6.7     7.2
Warehousing, assembly and repair
  expense                               2.2       1.9     1.9
Operating income (loss)                 3.9       2.2    (1.9)
Interest expense                        1.7       1.3     1.9
Income of equity investments            1.3       0.8     0.6
Management fees                         0.5       0.3      -
Gain on sale of equity investment        -        5.7     1.7
Gain on public offering equity
investment                               -        2.2      -
Expenses related to issuance of
  warrants                               -         -      0.6
Other expenses, net                     0.1       0.2     0.2
Income tax (recovery)                   0.8       4.2    (0.6)
Net income (loss)                       3.2       5.4    (1.8)

Results of Operations

Fiscal 1995 Compared to Fiscal 1994

     Net sales increased by approximately $14.3 million, or 2.9%, for fiscal 1995 compared to fiscal 1994. This result was primarily attributable to increases in net sales from cellular telephone products of approximately $11.9 million, or 3.9%, and automotive security and accessory equipment of approximately $9.2 million, or 14.3%. These increases were partially offset by a decline in net sales attributable to automotive sound equipment of approximately $5.1 million or 4.5%.

     The improvement in net sales of cellular telephone products was primarily attributable to increased unit sales, partially offset by a decrease in activation commissions. Net sales of cellular telephones increased by approximately 382,000 units, or 46.3%, compared to fiscal 1994, primarily resulting from an increase in sales of hand-held portable cellular telephones, partially offset by a decline in sales of installed mobile and transportable cellular telephones. The average unit selling price declined approximately 23.4% vs. 1994 as production efficiencies and market competition continues to reduce unit selling prices.

     Activation commissions decreased by approximately $9.3 million, or 19.4%, for fiscal 1995 compared to fiscal 1994. This decrease was primarily attributable to fewer new cellular subscriber activations and partially due to the net reduction of 61 retail outlets operated by the Company. The number of activation commissions decreased 15.5% over fiscal 1994. This decrease in commission revenue was further affected by a 4.7% decrease in average activation commissions paid to the Company. Residual revenues on customer usage increased by approximately $776,000, or 19.4%, for fiscal 1995, compared to fiscal 1994, due primarily to the addition of new subscribers to the Company's cumulative subscriber base, despite a decrease in current year activations.
A majority of the residual income resides with the remaining 30 operating retail locations.

     Net sales of automotive sound equipment decreased by approximately $5.1 million, or 4.5%, for fiscal 1995, compared to fiscal 1994. This decrease was attributable primarily to a decrease in sales of products sold to mass merchandise chains, coupled with decreases in auto sound sales to private label customers, new car dealers, products used in the truck and agricultural vehicle markets and several OEM accounts. Net sales of automotive security and accessory products increased approximately $9.2 million, or 14.3%, for fiscal 1995, compared to fiscal 1994, principally due to increases in sales of vehicle security products and Protector Hardgoods. This increase was partially offset by a reduction in net sales by the Company of recreational vehicle equipment and accessories.

     Gross margins declined to 14.1% in fiscal 1995 from 17.5% for fiscal 1994 as a result of lower selling prices and the write-down of the carrying value of inventory of $9.3 million during the third quarter of 1995. This reflects the overall erosion of gross margins experienced primarily in the cellular product category which resulted in the decision to mark down the carrying value of the Company's cellular inventory. Of the $9.3 million inventory adjustment, $8.8 million was in the cellular product category and $500,000 was in the automotive sound product category in wholesale operations.

     Cellular gross margins were 9.8% for fiscal 1995 compared to 14.8% for fiscal 1994. As previously mentioned, the gross margins reflect an $8.8 million charge for inventory write-downs. In addition, the decline in cellular margins is a result of the continuing decline of unit selling prices due to increased competition and the introduction of lower-priced units. The portable cellular telephone line accounted for the majority of this decrease. The average unit selling price declined 23.4% during the 1995 fiscal year. Likewise, gross profits on unit sales declined 26.7% for the same period. The number of new subscriber activations declined 15.5% to 126,000 for 1995 compared to last year. Average commissions received by the Company from the cellular carriers per activation also declined 4.7% to $305 for the twelve months ended November 30, 1995 versus last year. These decreases were partially offset by an increase of 19.4% in residual payments received by the Company compared to the same period last year. The Company believes that the cellular market will continue to be a highly-competitive, price-sensitive environment. Increased price competition related to the Company's product could result in downward pressure to the Company's gross margins if the Company is unable to obtain competitively-priced product from its suppliers or result in additional adjustments to the carrying value of the Company's inventory.

     Automotive sound margins decreased to 17.5% from 18.7% for the fiscal year ended November 30, 1995 compared to last year. The decrease in automotive sound margins was primarily in the AV product line, partially offset by increases in the Heavy Duty Sound product lines. Automotive accessory margins decreased to 27.9% for 1995 from 29.1% in 1994. These decreases were primarily in the AA security product line, partially offset by an increase in margins in Prestige security products and Protector Hardgoods.

     Total operating expenses increased by approximately $6.1 million or 8.1% for the twelve months ended November 30, 1995 compared to last year. A major component of this increase was the third quarter 1995 charge for the downsizing of the Company's retail operations. Excluding this charge, operating overhead increased $3.6 million for fiscal 1995 compared to the same period last year.

     Warehousing, assembly and repair expenses increased approximately $441,000, or 4.7 %, for 1995 compared to 1994. The increase for the twelve months was primarily in field warehousing expenses and travel. Selling expenses increased approximately $2.2 million, or 6.8%, compared to last year. Advertising and other promotional marketing programs accounted for the majority of the increase in fiscal 1995. General and administrative expenses increased $3.4 million, or 10.5%, for 1995 compared to last year.
A provision for costs associated with the down-sizing of the retail group was the primary component of this increase. This provision included costs for the buy-out of leases, the write-off of leasehold improvements, severance pay and other charges necessary to close and consolidate the retail operations. Other increases were in professional fees, bad debt and expenses associated with the Company's overseas buying offices.

      Management fees and related income and equity in income from joint venture investments decreased by approximately $12.9 million for 1995, as compared to 1994, principally due to CellStar
Corporation ("CellStar") as detailed in the following table:

                            1994                                                    1995
                           Equity                                                  Equity
               Management  Income                             Management           Income
                  Fees     (Loss)             Total              Fees              (Loss)              Total

CellStar        $    -    $13,958           $13,958                 -              $2,151              $2,151
ASMC                 -        932               932                 -                 819                 819
G.L.M.               -          -                 -            $   14                   -                  14
Pacific            435        242               677               186                  21                 207
Protector        1,108          -             1,108                 -                   -                   -
TALK                 -       (819)             (819)                -                (210)               (210)
                $1,543    $14,313           $15,856            $   200             $2,781              $2,981

     During 1994, the Company sold shares of CellStar, resulting in a pre-tax gain on sale of $27.8 million. Also in 1994, the Company recorded a $10.6 million gain on the carrying value of the investment in CellStar after their public offering. This event did not repeat in 1995. In addition, in 1995, the Company sold 1,500,000 shares of CellStar Common Stock. The gain on the sale of these securities, before income taxes, was approximately $8.4 million. Since the Company's ownership in CellStar is less than 20%, the Company can no longer account for CellStar under the
equity method of accounting.   The decrease in Audiovox Pacific is
due to an overall decline in gross profits, as the cellular market in Australia experienced the same competitive factors which exist in the United States. As a result, Audiovox Pacific recorded an inventory write-down of $800,000 during 1995, 50% of which resulted in the Company recording lower income from equity investments.

     Interest expense and bank charges increased by $3.2 million, or 48.3%, compared to 1994 as a result of an increase in interest costs from increased borrowing to support higher levels of inventory purchases and asset financing. Other expenses increased approximately $3.0 million primarily due to $2.9 million in costs associated with the issuance of stock warrants for no monetary consideration to certain holders of the Company's convertible subordinated debentures. This one-time, non-cash charge to earnings is offset by a $2.9 million increase in paid in capital. Therefore, there is no effect on total shareholders' equity.

     For fiscal 1995, the Company recorded an income tax recovery of approximately $2.8 million, compared to a provision of approximately $20.3 million for fiscal 1994. The effective income tax recovery rate for 1995 was negatively impacted primarily due to the non-deductibility of losses in the Company's Canadian operations which can no longer be carried-back, the non-deductibility of costs associated with the issuance of the stock warrants and undistributed earnings from equity investments.

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

     The improvement in net sales of cellular telephone products was primarily attributable to a combination of increased unit sales and activation commissions. Net sales of cellular products increased by approximately 325,450 units, or 65.0%, compared to fiscal 1993, primarily resulting from an increase in sales of hand-held portable cellular telephones and transportable cellular telephones, partially offset by a decline in sales of installed mobile cellular telephones. The average unit selling price declined approximately 18.2% vs. 1993 as production efficiencies and market competition continues to reduce unit selling prices.
The Company believes that the shift from installed mobile cellular telephones to hand-held and transportable cellular telephones is reflective of a desire by consumers for increased flexibility in their use of cellular telephones. Toward that end, the Company markets an accessory package that permits its Minivox and Minivox Lite hand-held cellular telephones to be used in an automobile on a hands-free basis and to draw power from the automobile's electrical system like an installed mobile cellular telephone.

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

     Selling expenses increased by approximately $9.1 million, or 39.3%, for fiscal 1994 compared to fiscal 1993, primarily due to increases in marketing support costs (which include expenditures for sales literature, promotion of products in key market areas, and divisional marketing expenses), salespersons' compensation and commissions paid to outside sales representatives primarily due to increases in commissionable sales. The Company has adopted a stra-tegy for the wholesale business of increasing marketing support expenditures in order to accelerate sales growth. The retail division accounted for $6.2 million (68.1%) of the increase over fiscal 1994. Selling expense as a percentage of net sales increased from 6.0% for fiscal 1993 to 6.6% for fiscal 1994.

     General and administrative expenses increased by approximately $4.6 million, or 16.5%, for fiscal 1994 compared to fiscal 1993, largely as the result of increases in the number of personnel required for the opening and operation of additional retail outlets, partially offset by a decrease in the provision for bad debt expense, which was primarily attributable to increased collection efforts and an improvement in the credit quality of the Company's customer base. Employee benefit costs also increased, reflecting the continuing rise in health benefit costs. Other increases in general and administrative expenses occurred in travel, occupancy and insurance expenses. These increases were partially offset by decreases in professional fees and costs associated with the Company's overseas buying offices. The retail division accounted for $4.0 million (87.0%) of the increase over fiscal 1993.

     Warehousing, assembly and repair expenses increased by approximately $907,000, or 10.7%, for fiscal 1994 compared to fiscal 1993, largely due to increases in costs attributable to direct labor, principally due to the retail and cellular divisions. The retail division accounted for $628,000 (69.2%) of the increase over fiscal 1993.

     Management fees and related income and equity in income (loss) of equity investments for 1994 increased by approximately $9.0 million (131%) over fiscal 1993 as outlined in the following table:

                                 1993                                                   1994
                                Equity                                                 Equity
                    Management  Income                           Management            Income
                       Fees     (Loss)            Total             Fees               (Loss)             Total

CellStar             $1,220     $3,927           $5,147             $    -             $13,958             $13,958
ASMC                      -        841              841                                    932                 932
H & H                    70         (6)              64                  -                   -                   -
Pacific                 613        186              799                435                 242                 677
Protector                 -          -                -              1,108                   -               1,108
TALK                      -          -                -                  -                (819)               (819)
                     $1,903     $4,948           $6,851             $1,543             $14,313             $15,856

     The increase in CellStar is due to the increase in carrying value of the Company's remaining investment in CellStar, partially offset by the suspension of management fees. The increase in ASMC is due to an increase in sales and profitability by the venture. The decrease in H&H is due to this entity now being a wholly-owned subsidiary of the Company and, therefore, being included in the consolidated reporting of the Company for 1994. The decrease in Audiovox Pacific is due to an overall decline in gross profits as the market in Australia became more competitive.

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

     For fiscal 1994, the Company's provision for income tax was approximately $20.3 million, compared to a provision of approximately $5.2 million for fiscal 1993. The increase in the effective tax rate was primarily due to the undistributed earnings from equity investments. See Note 11 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     The Company's cash position at November 30, 1995 was $1.6 million above the November 30, 1994 level. Operating activities used approximately $40.2 million, primarily due to increases in accounts receivable, inventory, the gain on the sale of 1,500,000 shares of CellStar, provision for deferred income taxes and equity in income (loss) of equity investments. This was partially offset by increases in income taxes payable, depreciation and amortization and expenses associated with the issuance of warrants. Investing activities provided approximately $14.8 million, primarily from the net proceeds of the partial sale of CellStar. This source of cash was partially offset by the purchase of property, plant and equipment. Financing activities provided approximately $27.0 million, primarily from increased borrowings under line of credit agreements and documentary acceptances.

     In December 1993, CellStar, the successor to National Auto Center, Inc. (National) and Audiomex Export Corp., completed an initial public offering (the CellStar Offering ) of 7,935,000 shares of CellStar Common Stock. Of the total shares sold, the Company sold 2,875,000 shares of CellStar Common Stock at the initial public offering price (net of applicable underwriting discount) of approximately $10.69 per share and received aggregate net proceeds of $29.4 million (after giving effect to expenses paid by the Company in connection with the offering). As a result, the Company recorded a gain, before provision for income taxes, of $17.8 million. In addition, the Company recorded a gain, before provision for income taxes, of $10.6 million on the increase in the carrying value of its remaining shares of CellStar Common Stock due to the CellStar Offering in 1994.

     Of the proceeds received by CellStar from its initial public offering, $13.7 million was paid to the Company in satisfaction of amounts owed to the Company by CellStar under certain promissory notes which evidenced National's liability to the Company for the payment of management fees and in satisfaction of past due trade receivables from National to the Company. As a result of the CellStar Offering, the Company will no longer receive management fees from CellStar.

     In connection with the CellStar Offering, the Company granted to the other 50% investor in CellStar two options to purchase up to an aggregate of 1,750,000 shares of CellStar Common Stock owned by the Company, 1,500,000 of which was exercised in full on June 1, 1995 at an exercise price of $11.50 per share. As a result, the Company recorded a gain, before provision for income taxes, of $8.4 million. This reduced the Company's ownership in CellStar below 20% and, as such, the Company will no longer account for CellStar under the equity method of accounting. The remaining 2,375,000 CellStar shares owned by the Company will be accounted for as an investment in marketable equity securities. As discussed in Note
6 to the consolidated financial statements, Financial Accounting Standards Board (FASB) Statement No. 115 (Statement 115) addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Based upon the closing market price of CellStar on November 30, 1995, the increase to equity as required by FASB 115 is $31.7 million, net of deferred taxes.

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

     On May 5, 1995, the Company entered into an amended and restated Credit Agreement ("Credit Agreement") with five banks, including Chemical Bank which acts as agent for the bank group, which provides that the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations are also secured by a pledge agreement entered into by the Company for 1,075,000 shares of CellStar Common Stock. Availability of credit under the Credit Agreement is in a maximum aggregate amount of $95.0 million, is subject to certain conditions and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. Subsequent to November 30, 1995, the Company amended the Credit Agreement, effective December 22, 1995 and February 9, 1996, which provided for, among other things, increased interest rates, which may be reduced under certain circumstances, and a change in the criteria for and method of calculating certain financial covenants in the future.

     On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, with underlying shares which may be purchased pursuant to an option on the Chief Executive Officer's personal stock holdings. Each warrant is convertible into one share of class A common stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders, as of June 3, 1994, of $57.6 million of the Company's 6 1/4% convertible subordinated Debentures due 2001, in exchange for a release of any claims such holder may have against the Company, its agents, directors and employees in connection with their investment in the Debentures. Each holder received 30 Warrants for each $1,000 of principal amount of debentures, except for Oppenheimer & Co., Inc. which received 25 warrants for each $1,000 of principal amount of debentures. The warrants are not exercisable (a) until the later of (x) May 9, 1996 and (y) the date a registration statement with respect to the class A common stock issuable upon exercise of the warrants has been filed and declared effective by the Securities and Exchange Commission or (b) after March 15, 2001, unless sooner terminated under certain circumstances. Subsequent to November 30, 1995, the Company filed a registration statement for the warrants and the underlying common stock pursuant to a registration rights agreement dated as of May 9, 1995, between the Company and the purchasers of the warrants.

     On May 9, 1995, John J. Shalam, Chief Executive Officer of the Company, granted the Company an option to purchase 1,668,875 shares of class A common stock from his personal holdings. The exercise price of this option is $7 1/8 plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam. The independent directors of the Company may elect to issue shares from the Company instead of exercising the option on Mr. Shalam's shares if such directors determine it is in the best interest of the shareholders and the Company.

     On February 9, 1996, the Company's 10.8% Series AA $76,923, and 11.0% Series BB $5.4 million, Convertible Debentures matured. As of February 9, 1996, the holders of only $1.1 million of the Series BB Convertible Debentures exercised their right to convert into 206,046 shares of common stock. The remaining balance of Series AA and Series BB were paid, thereby extinguishing the remaining conversion features of these two debentures.

     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1995 and for the reasonably foreseeable future.

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (Statement
121), in March 1995. Under Statement 121, the Company is required to assess the recoverability and carrying amount of long-lived assets, certain identifiable intangible assets and goodwill related to those assets, whenever events or changes in circumstances indicate impairment. Statement 121 provides the methodology for the measurement of such impairment to be recognized in the financial statements. The provisions of Statement 121 are effective for financial statements for fiscal years beginning after December 15, 1995 and earlier adoption is permitted. The provisions of Statement 121 must be implemented no later than fiscal year 1997. The effect of initially applying these provisions shall be reported in the period in which the recognition criteria are first applied and met or, in the case of long-lived assets held for disposal, as the cumulative effect of a change in accounting principle at the date of adoption. The Company believes that the implementation will not have a material impact on the Company's consolidated financial position.

     The FASB has issued Statement No. 123, "Accounting for Stock-Based

Compensation" (Statement 123), in October 1995.  Under
Statement 123, the Company is required to choose either the new fair value method or the current intrinsic value method of accounting for its stock-based compensation arrangements. Using the fair value method, the Company would measure the compensation cost recognized in the financial statements based upon the estimated fair value of the stock-based compensation arrangements as of the date they are granted. The intrinsic value method, under APB Opinion No. 25, "Accounting for Stock issued to Employees", requires the recognition of compensation cost only if such value does not exceed the market value of the underlying stock on the measurement date. The Company will continue to account for all employee stock-based compensation plans under APB Opinion No. 25 and adopt the provisions of Statement 123, as required, for all stock-based arrangements issued to non-employees. The accounting requirements of Statement 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995 and the disclosure, including pro forma, requirements are effective for financial statements for fiscal years beginning after December 15, 1995. Even though the Company has opted not to change its method of accounting, Statement 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value method has been applied. Statement 123 must be implemented no later than fiscal year 1997. As of November 30, 1995, the Company does not have any such stock compensation plans which would require the preparation of the pro forma disclosure provisions of Statement 123.

     The FASB has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement 114), in May 1993. An amendment of Statement 114 was issued in October 1994 as Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (Statement 118). Under Statement 114, as amended by Statement 118, the Company is required to measure impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement 114 amends FASB Statement No. 5, "Accounting for Contingencies", and FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring". The provisions of Statement 114 as amended by Statement 118 must be implemented no later than fiscal year 1996. Previously issued annual financial statements shall not be restated upon adoption of these provisions. The Company believes that the implementation will not have a material impact on the Company's consolidated financial position.

Item 8-Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements of the Company as of November 30, 1994 and 1995 and for each of the years in the three-year period ended November 30, 1995, together with the independent auditors' report thereon of KPMG Peat Marwick LLP, independent auditors, are filed under this Item 8.

     Selected unaudited, quarterly financial data of the Registrant for the years ended November 30, 1995 and 1994 appears below:

                                                QUARTER ENDED

                                      Feb. 28      May 31   Aug. 31   Nov. 30

1995
Net sales                            $131,391     105,811  112,177    151,361
Gross profit                           22,586      19,270    7,406 (b) 21,480
Operating expenses                     20,723      19,221   22,552 (c) 17,980
Income (loss) before provision for
  (recovery of) income taxes            1,083      (4,240)  (9,729)(d)    827
Provision for (recovery of) income
  taxes                                   547        (467)  (3,344)       461
Net income (loss)                         536      (3,773)  (6,385)       366
Net income (loss) per share (primary)    0.06       (0.42)   (0.71)      0.04
Net income per common share (fully
  diluted)                               0.06       (0.42)   (0.71)      0.04

1994
Net sales                            $115,337     116,272  109,719    145,120
Gross profit                           22,178      21,678   20,219     20,836
Operating expenses                     16,923      18,421   17,797     21,284
Income (loss) before provision for
  income taxes and extra ordinary
  item                                 42,640 (a)   2,439    2,533     (1,078)
Provision for (recovery of) for
  income taxes                         18,477       1,002    1,013       (164)
Income (loss) before cumulative effect
  of change in accounting principle    24,163       1,437    1,520       (914)
Cumulative effect of change in
  accounting principle                   (178)          -       -           -
Net income (loss)                      23,985       1,437    1,520       (914)
Net income (loss) per share (primary):
  Income (loss) before cumulative
    effect                               2.63        0.16     0.17      (0.10)
  Cumulative effect                     (0.02)          -        -          -
  Net income (loss)                      2.61        0.16     0.17      (0.10)
Net income (loss) per common share
  (fully diluted):
  Income (loss) before cumulative
    effect                               2.38        0.15     0.16      (0.10)
  Cumulative effect                     (0.02)          -        -          -
  Net income (loss)                      2.36        0.15     0.16      (0.10)

NOTE: The Company does not compute fully diluted earnings per share when the addition of potentially dilutive securities would result in anti-dilution.

(a) Includes a gain on the sale of an equity investment of $27.8 million and a gain on public offering of an equity investment of $10.6 million.
(b)  Includes a $9.3 million inventory write-down to market.
(c) Includes a $2.5 million expense due to the down-sizing of the retail operations.
(d) Includes a $2.9 million charge associated with the issuance of warrants and a $8.4 million gain on the sale of an equity investment.

                   Independent Auditors' Report




The Board of Directors and Stockholders
Audiovox Corporation:


We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1994 and 1995, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1(g) to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1995. As also discussed in Note 1(p), the Company adopted the provisions of the FASB's SFAS No. 109, "Accounting for Income Taxes", in 1994.

                              s/KPMG Peat Marwick LLP
                              KPMG PEAT MARWICK LLP

Jericho, New York
February 12, 1996

             AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                   November 30, 1994 and 1995
                (In thousands, except share data)

                                                      1994           1995
Assets

Current Assets:
 Cash and cash equivalents                         $   5,495     $   7,076
 Accounts receivable, net                             94,242        96,930
 Inventory, net                                       83,430       100,422
 Receivable from vendor                                    -         5,097
 Prepaid expenses and other current assets             6,065         5,443
 Deferred income taxes                                 2,247         5,287
 Restricted cash                                           -         5,959
    Total current assets                             191,479       226,214
 Restricted cash                                       6,559             -
 Investment securities                                     -        62,344
 Equity investments                                   25,902         8,527
 Property, plant and equipment, net                    6,180         6,055
 Debt issuance costs, net                              4,840         4,235
 Excess cost over fair value of assets
   acquired and other intangible assets, net           1,032           943
 Other assets                                          3,106         2,737

                                                   $ 239,098     $ 311,055

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                  $  21,088     $  17,844
 Accrued expenses and other current liabilities       13,063        16,800
 Income taxes payable                                    834         2,455
 Bank obligations                                      1,084           761
 Documentary acceptances                                   -         7,120
 Current installments of long-term debt                  159         5,688
    Total current liabilities                         36,228        50,668

Bank obligations                                      29,100        49,000
Deferred income taxes                                  5,945        23,268
Long-term debt, less current installments             75,653        70,534
    Total liabilities                                146,926       193,470

Minority interest                                        138           363

Stockholders' equity:
 Preferred stock                                       2,500         2,500
 Common Stock:
   Class A; 30,000,000 authorized; 6,777,788
     issued                                               68            68
   Class B; 10,000,000 authorized; 2,260,954
     issued                                               22            22
 Paid-in capital                                      39,715        42,876
 Retained earnings                                    50,254        40,998
 Cumulative foreign currency translation
   and adjustment                                       (525)         (963)
 Unrealized gain on marketable securities, net             -        31,721
    Total stockholders' equity                        92,034       117,222
Commitments and contingencies

Total liabilities and stockholders' equity         $ 239,098     $ 311,055

See accompanying notes to consolidated financial statements.

              AUDIOVOX CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Income (Loss)
          Years Ended November 30, 1993, 1994 and 1995
              (In thousands, except per share data)

                                                 1993               1994                 1995

Net sales                                     $389,038            $486,448            $500,740

Cost of sales (including an inventory
 write-down to market in 1995 of $9,300)       314,118             401,537             429,998
    Gross profit                                74,920              84,911              70,742

Operating expenses:
 Selling                                        23,191              32,299              34,489
 General and administrative                     28,096              32,740              36,160
 Warehousing, assembly and repair                8,479               9,386               9,827
                                                59,766              74,425              80,476
Operating income (loss)                         15,154              10,486              (9,734)

Other income (expenses):
 Interest and bank charges                      (6,504)             (6,535)             (9,694)
 Equity in income of equity investments          4,948               3,748               2,781
 Management fees and related income              1,903               1,543                 200
 Gain on sale of equity investment                   -              27,783               8,435
 Gain on public offering of equity
   investment                                        -              10,565                   -
 Expense related to issuance of warrants             -                   -              (2,921)
 Other, net                                       (259)             (1,056)             (1,126)
                                                    88              36,048              (2,325)
Income (loss) before provision for
 (recovery of) income taxes, extra-
 ordinary item and cumulative effect
 of a change in an accounting principle         15,242              46,534             (12,059)
Provision for (recovery of) income taxes         5,191              20,328              (2,803)

Income (loss) before extraordinary item
 and cumulative effect of a change in
 accounting for income taxes                    10,051              26,206              (9,256)
Extraordinary item - tax benefits from
 utilization of net operating loss
 carryforwards                                   2,173                   -                   -
Cumulative effect of change in accounting
 for income taxes                                    -                (178)                  -
Net income (loss)                             $ 12,224            $ 26,028            $ (9,256)

Net income (loss)per common share
 (primary):
 Income (loss) before extraordinary
    item                                      $   1.11            $   2.88            $  (1.02)
 Extraordinary item                           $   0.24                   -                   -
 Cumulative effect of change in
    accounting for income taxes                      -            $   (.02)                  -
 Net income (loss)                            $   1.35            $   2.86            $  (1.02)

Net income (loss) per common share
 (fully diluted):
 Income before extraordinary item             $   1.03            $   2.21            $  (1.02)
 Extraordinary item                           $   0.22                   -                   -
 Cumulative effect of change in
    accounting for income taxes                      -            $   (.01)                  -
 Net income (loss)                            $   1.25            $   2.20            $  (1.02)

See accompanying notes to consolidated financial statements.

              AUDIOVOX CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Stockholders' Equity
           Years Ended November 30, 1993, 1994 and 1995
                          (In thousands)

                                                              Cumulative
                                                                foreign     Unrealized
                                                                currency      Gain (Loss)       Total
             Preferred Common Paid-In     Unearned    Retained  translation     on Marketable  Stockholders'
               stock   stock  capital   compensation   earnings  adjustment    Securities     equity
Balances at
  November 30,
 1992           2,500   90    38,854          -        12,002          11              -           53,457
Net income          -    -         -          -        12,224           -              -           12,224
Equity adjustment
 from foreign
 currency
 translation        -    -        -           -             -        (205)             -             (205)
Issuance of
  warrants          -    -      100           -             -           -              -              100
Stock issuance
 upon exercise
 of options         -    -      217           -             -           -              -              217

Balances at
  November 30,
 1993           2,500   90   39,171           -        24,226        (194)             -           65,793
Net income          -    -        -           -        26,028           -              -           26,028
Equity adjustment
 from foreign
 currency
 translation        -    -        -           -             -         (331)            -              (331)
Unearned compensation
  relating to grant
  of options and non-
  performance restricted
  stock             -    -       864       (864)             -           -             -                 -
Compensation
 expense            -    -        27         241             -           -             -              268
Stock issuance
 upon exercise
 of options         -    -       207           -             -           -             -               207
Issuance of
  warrants          -    -        69           -             -           -             -                 69

Balances at
  November 30,
 1994           2,500   90    40,338        (623)       50,254        (525)            -             92,034
Net loss            -    -         -           -        (9,256)          -             -             (9,256)
Equity adjustment
 from foreign
 currency
 translation        -    -         -           -             -        (438)            -               (438)
Unearned compensation
  relating to grant
  of options and non-
  performance
  restricted
  stock             -    -        62         (62)           -            -             -                  -
Compensation
 expense            -    -        46         194            -            -             -                240
Options and non-perform-
 ance restricted stock
 forfeitures due to
 employee
  terminations     -     -       (81)         81            -            -             -                  -
Issuance of
  warrants         -     -     2,921           -            -            -             -               2,921
Implementation of
   change in accounting
 for debt and equity
 securities, net of
 tax effect of
   $24,517         -    -          -           -            -            -        40,004              40,004
Unrealized loss on
 marketable
 securities, net of
 tax effect of
 $(5,076)          -    -          -           -            -             -       (8,283)             (8,283)
Balances at
  November 30,
   1995       $2,500  $90     $43,286      $(410)      $40,998        $(963)     $31,721             $117,222

See accompanying notes to consolidated financial statements.

                  AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
              Years Ended November 30, 1993, 1994 and 1995
                             (In thousands)

                                                 1993      1994      1995
Cash flows from operating activities:
 Net income (loss)                             $ 12,224   $ 26,028 $ (9,256)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
  Depreciation and amortization                   3,863      4,299    4,100
  Provision for bad debt expense                    230        (21)   1,816
  Equity in income of equity investments         (4,948)    (3,748)  (2,781)
  Minority interest                                 (22)        96      225
  Gain on sale of equity investment                   -    (27,783)  (8,435)
  Gain on public offering of equity investment        -    (10,565)       -
  Provision for (recovery of) deferred income
    taxes, net of extraordinary item             (2,311)     6,140   (5,158)
  Provision for unearned compensation                 -        268      240
  Expense relating to issuance of warrants            -          -    2,921
  Loss on disposal of property, plant and
    equipment, net                                    -          -      246
  Cumulative effect of change in accounting for
    income taxes                                      -        178        -
 Changes in:
    Accounts receivable                          (6,266)   (20,337)  (4,468)
    Note receivable from equity investment            -          -   (5,097)
    Inventory                                   (13,849)   (18,701) (16,950)
    Income taxes receivable                         451        229        -
    Accounts payable, accrued expenses
      and other current liabilities               8,076      3,675      488
    Income taxes payable                          1,632     (1,395)   1,623
    Prepaid expenses and other, net                (193)    (4,171)     250
       Net cash used in operating activities     (1,113)   (45,808) (40,236)

Cash flows from investing activities:
 Purchase of equity investments                       -     (6,016)       -
 Purchases of property, plant and equipment, net (1,346)    (2,611)  (2,722)
 Notes receivable from equity investment              -      7,973        -
 Net proceeds from sale of equity investment          -     29,433   17,250
 Purchase of business                                 -       (148)       -
 Proceeds from distribution from equity
  investment                                          -          -      267
   Net cash (used in) provided by investing
     activities                                  (1,346)    28,631   14,795

Cash flows from financing activities:
 Net borrowings (repayments) under line of
  credit agreements                               4,616     (8,613)  19,577
 Net borrowings (repayments) under documentary
  acceptances                                     2,832    (10,833)   7,120
 Principal payments on long-term debt            (6,127)   (17,411)     (11)
 Debt issuance costs                               (177)    (5,315)    (714)
 Proceeds from exercise of stock options            176        170        -
 Principal payments on capital lease obligation               (165)    (175)     (233)
 Proceeds from issuance of long-term debt             -     65,000      675
 Proceeds from issuance of notes payable              -     10,045        -
 Payment of note payable                              -     (5,000)       -
 Restricted cash                                      -     (6,559)       -
 Proceeds from release of restricted cash             -          -      600
    Net cash provided by financing activities     1,155     21,309   27,014
 Effect of exchange rate changes on cash            (10)        (9)       8
Net increase (decrease) in cash and cash
 equivalents                                     (1,314)     4,123    1,581
Cash and cash equivalents at beginning of period             2,686    1,372     5,495

Cash and cash equivalents at end of period     $  1,372   $  5,495 $  7,076

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

                November 30, 1993, 1994 and 1995

     (Dollars in thousands, except share and per share data)

(1)  Summary of Significant Accounting Policies

     (a)  Description of Business

          Audiovox Corporation and its subsidiaries (the Company) designs and markets cellular telephones and accessories, automotive aftermarket sound and security equipment, other automotive aftermarket accessories and certain other products, principally in the United States, Canada and overseas. In addition to generating product revenue from the sale of cellular telephone products, the Company's retail outlets, as agents for cellular carriers, are paid activation commissions and residual fees from such carriers.

          The Company's automotive sound, security and accessory products include stereo cassette radios, compact disc players and changers, amplifiers and speakers; key based remote control security systems; cruise controls and door and trunk locks. These products are marketed through mass merchandise chain stores, specialty automotive accessory installers, distributors and automobile dealers.

     (b)  Principles of Consolidation

          The consolidated financial statements include the financial statements of Audiovox Corporation and its wholly-owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash Equivalents

          Cash equivalents of $448 and $1,337 at November 30, 1994 and 1995 consisted of short-term investments, with terms of less than three months. For purposes of the statements of cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents.

     (d)  Cash Discount and Co-operative Advertising Allowances

          The Company accrues for estimated cash discounts and trade and promotional co-operative advertising allowances at the time of sale. These discounts and allowances are reflected in the accompanying consolidated financial statements as a reduction of accounts receivable as they are utilized by customers to reduce their trade indebtedness to the Company.

     (e)  Inventory

          Inventory consists principally of finished goods and is stated at the lower of cost (primarily on a weighted moving average basis) or market. During the third quarter of 1995, the Company recorded a charge of approximately $9,300 to accurately reflect the Company's inventory at the lower of cost or market.

     (f)  Restricted Cash

          Restricted cash represents collateral for an irrevocable standby letter of credit in favor of the Series AA and Series BB Convertible Debentures (Note 10). Currently, the cash is invested in short-term investments.

     (g)  Investment Securities

          The Company adopted the provisions of the FASB's SFAS No.
          115, "Accounting for Certain Investments in Debt and
          Equity Securities" (Statement 115) at December 1, 1994.
          Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

          Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.
          Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

          A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income recognized when earned.

     (h)  Debt Issuance Costs

          Costs incurred in connection with the issuance of the Convertible Subordinated Debentures and restructuring of the Series A and Series B Convertible Subordinated Notes (Note 10) and the restructuring of bank obligations (Note 9(a)) have been capitalized. These charges are amortized over the lives of the respective agreements.
          Amortization expense of these costs amounted to $856, $1,225 and $1,319 for the years ended November 30, 1993, 1994 and 1995, respectively.

     (i)  Property, Plant and Equipment

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

          The Company will adopt the provisions of SFAS No. 121,

          "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", on December 1, 1996.

     (j)  Intangible Assets

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

          Accumulated amortization approximated $1,283 and $1,280 at November 30, 1994 and 1995, respectively.
          Amortization of the excess cost over fair value of assets acquired and other intangible assets amounted to $164, $271 and $127 for the years ended November 30, 1993, 1994 and 1995, respectively.

          On an ongoing basis, the Company reviews the valuation and amortization of its intangible assets. As a part of its ongoing review, the Company estimates the fair value of intangible assets, taking into consideration any events and circumstances which may diminish fair value. The Company will adopt the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", on December 1, 1996.

     (k)  Equity Investments

          The Company has common stock investments in five companies which are accounted for by the equity method
          (Note 8).

     (l)  Cellular Telephone Commissions

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

          The Company recognizes sales revenue for the initial activation, length of service commissions and residual commissions based upon usage on the accrual basis. Such commissions approximated $30,150, $51,793 and $43,307 for the years ended November 30, 1993, 1994 and 1995, respectively. Related commissions paid to outside selling representatives for cellular activations are reflected as cost of sales in the accompanying consolidated statements of income (loss) and amounted to $10,969, $17,848 and $15,374 for the years ended November 30, 1993, 1994 and 1995, respectively.

     (m)  Advertising

          The Company expenses the production costs of advertising as incurred and expenses the costs of communicating advertising when the service is received. During the years ended November 30, 1993, 1994 and 1995, the Company had no direct response advertising.

     (n)  Warranty Expenses

          Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. At November 30, 1994 and 1995, the reserve for future warranty expense amounted to $1,665 and $2,030, respectively.

     (o)  Foreign Currency

          Assets and liabilities of those subsidiaries and equity investments located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are accumulated in the cumulative foreign currency translation account in stockholders' equity. Exchange gains and losses on hedges of foreign net investments and on intercompany balances of a long-term investment nature are also recorded in the cumulative foreign currency translation adjustment account. Other foreign currency transaction gains and losses are included in net income, none of which were material for the years ended November 30, 1993, 1994 and 1995.

          During 1994, the Company entered into foreign exchange contracts denominated in the currency of its major suppliers. These contracts were purchased to hedge identifiable foreign currency commitments, principally purchases of inventory that are not denominated in U.S. dollars. Accordingly, any gain or loss associated with the contracts was included as a component of inventory cost. Cash flows resulting from these contracts are included in the net change in inventory for purposes of the statements of cash flows. There were no open foreign exchange contracts at November 30, 1994 and 1995.

     (p)  Income Taxes

          Effective December 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", (Statement 109) and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 consolidated statement of income
          (loss). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     (q)  Net Income (Loss) Per Common Share

          Primary earnings per share are computed based on the weighted average number of common shares outstanding and common stock equivalents. For the years ended November 30, 1993 and 1994, stock options, stock grants and stock warrants (Note 13) are common stock equivalents. The computation of fully diluted earnings per share for the years ended November 30, 1993 and 1994 assumes conversion of all outstanding debentures (Note 10) and exercise of common stock equivalents, stock options, performance accelerated grants and warrants. For purposes of this computation, net income was adjusted for the after-tax interest expense applicable to the convertible debentures. The Company does not compute fully diluted earnings per share when the addition of potentially dilutive securities would result in anti-dilution.

          The following weighted average shares were used for the computation of primary and fully diluted earnings per share:

                                 For the Years Ended November 30,
                              1993             1994             1995

              Primary          9,046,698   9,105,952           9,038,742
              Fully diluted   10,077,685  12,769,221           9,038,742

     (r)  Supplementary Financial Statement Information

          Advertising expenses approximated $8,740, $11,610 and $13,538 for the years ended November 30, 1993, 1994 and 1995, respectively.

          Interest income of approximately $837, $540 and $1,047 for the years ended November 30, 1993, 1994 and 1995, respectively, is included in other in the accompanying consolidated statements of income (loss).

          Included in accrued expenses and other current liabilities is $3,696 and $4,601 of accrued wages and commissions at November 30, 1994 and 1995, respectively.

     (s)  Reclassifications

          Certain reclassifications have been made to the 1993 and 1994 consolidated financial statements in order to conform to the 1995 presentation.

(2)  Business Acquisitions/Dispositions

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

(3)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:

                          For the Years Ended November 30,
                             1993      1994             1995

      Cash paid during the years
          for:
          Interest         $5,985     $ 5,291          $9,224
          Income taxes     $3,667     $15,409          $  818

    During 1993 and 1995, the Company entered into lease agreements to acquire new computer equipment. As a result, capital lease obligations of $646 and $86, respectively were incurred (Note 14).

    Stock warrants were issued pursuant to a consulting agreement entered into during 1993 (Note 13).

    During 1993 and 1994, a reduction of $40 and $37 to income taxes payable was made due to the exercise of stock options.

    During 1994, the Company acquired the assets and liabilities of H&H in exchange for cash and warrants to purchase the Company's common stock (Note 2).

    During 1995, the Company contributed $36 of property, plant and equipment in exchange for a 50% ownership interest in a newly-formed joint venture (Note 8).

    As of November 30, 1995, the Company recorded an unrealized holding gain relating to available-for-sale marketable equity securities, net of deferred income taxes, of $31.7 million as a separate component of stockholders' equity (Note 6).

(4) Transactions With Major Suppliers

    The Company engages in transactions with Shintom Co., Ltd. (Shintom), a stockholder who owns approximately 3.5% at November 30, 1994 and 1995 of the outstanding Class A Common Stock and all of the outstanding Preferred Stock of the Company. During 1994, the Company formed TALK Corporation
    (TALK), a 33%-owned joint venture in Japan (Note 8), with Shintom and other companies.

    Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 4%, 7% and 20% for the years ended November 30, 1993, 1994 and 1995, respectively, of total inventory purchases. At November 30, 1994 and 1995, the Company had recorded $43 and $25, respectively, of liabilities due to Shintom and TALK for inventory purchases included in accounts payable. The Company also has documentary acceptance obligations outstanding from TALK as of November 30, 1995 (Note 9(b)).

    The Company currently buys a majority of its products from one supplier. Inventory purchases from this supplier approximated 47%, 45% and 44% of total inventory purchases for the years ended November 30, 1993, 1994 and 1995, respectively.

(5) Accounts Receivable

    Accounts receivable is comprised of the following:

                                                       November 30,
                                                 1994               1995

         Trade accounts receivable            $ 90,225            $100,556
         Receivables from equity
           investments (Note 8)                  9,799               4,196
                                               100,024             104,752
      Less:
        Allowance for doubtful accounts          1,623               2,707
        Allowance for cellular deactivations     1,234               1,725
        Allowance for co-operative
          advertising and cash discounts         2,925               3,390
                                              $ 94,242            $ 96,930

    The provision for (recovery of) bad debt expense amounted to $230, ($21) and $1,816 for the years ended November 30, 1993,
    1994 and 1995, respectively. See Note 15(b) for concentrations of credit risk.

(6) Investment Securities

    The Company's investment securities consist primarily of 2,375,000 shares of CellStar Corporation (CellStar) Common Stock, which were classified as available-for-sale marketable equity securities at November 30, 1995. The aggregate fair value of available-for-sale marketable equity securities was $62.3 million at November 30, 1995, which is comprised of a cost basis of $11.2 million and a gross unrealized holding gain of $51.1 million recorded as a separate component of stockholders' equity. A related deferred tax liability of $19.4 million was recorded at November 30, 1995 as a reduction to the unrealized holding gain included as a separate component of stockholders' equity.

    During 1994, the Company granted the majority owner of CellStar (the Investor) an option (the Option) to purchase 250,000 shares of CellStar Common Stock which is exercisable through December 3, 1996, in whole and not in part, at an exercise price of $13.80 per share. As of November 30, 1995, the Investor has the right to vote up to 1,300,000 shares of CellStar Common Stock owned by the Company pursuant to a voting rights agreement entered into during 1994. The number of shares of CellStar Common Stock the Investor is entitled to vote is subject to reduction to the extent the Investor sells his shares of CellStar Common Stock (with certain exceptions) or exercises the Option. Subsequent to November 30, 1995, the voting rights granted to the Investor by the Company expired. During the term of the Option and the voting rights agreement, the Company cannot transfer its shares of CellStar Common Stock which are held subject to those agreements.

    On November 29, 1995, the Company entered into a pledge agreement with its financial institutions, which provided that 1,075,000 shares of CellStar Common Stock be secured as collateral for the bank obligations incurred by the Company
    (Note 9).

(7) Property, Plant and Equipment

 A summary of property, plant and equipment, net, is as follows:

                                                 November 30,
                                              1994               1995

        Land                                $    53             $   363
        Buildings                               446               1,491
        Furniture, fixtures and displays      3,467               3,581
        Machinery and equipment               2,458               2,783
        Computer hardware and software       10,981              11,422
        Automobiles                             649                 723
        Leasehold improvements                4,003               3,671
                                             22,057              24,034
        Less accumulated depreciation
          and amortization                   15,877              17,979
                                            $ 6,180             $ 6,055

    At November 30, 1994 and 1995, included in computer hardware and software, is $846 and $937, respectively, pertaining to capital leases. Amortization of such equipment is included in depreciation and amortization of plant and equipment, and accumulated amortization was $463 and $729 at November 30, 1994 and 1995, respectively.

    Computer software includes approximately $1,305 and $383 of unamortized costs as of November 30, 1994 and 1995, respectively, related to the acquisition and installation of management information systems for internal use which are being amortized over a five-year period.

 Depreciation and amortization of plant and equipment amounted to $2,843, $2,803 and $2,654 for the years ended November 30, 1993, 1994 and 1995, respectively, which includes amortization of computer software costs of $1,439, $1,259 and $922 for the years ended November 30, 1993, 1994 and 1995, respectively.

(8) Equity Investments

 As of November 30, 1995, the Company had a 33.33% ownership interest in TALK. Additionally, the Company had 50% non-controlling ownership in four other entities:  Protector
 Corporation (Protector) which acts as a distributor of chemical protection treatments; Audiovox Specialty Markets
 Co., L.P. (ASMC) which acts as a distributor to specialized markets for RV's and van conversions, of televisions and other automotive sound, security and accessory products; Audiovox
 Pacific Pty., Limited (Audiovox Pacific) which distributes cellular telephones and automotive sound and security products in Australia and New Zealand; and G.L.M. Wireless
 Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area.

 The Company has an agreement for product marketing with Protector. Under the terms of this agreement, the Company was to receive monthly payments as well as a fee based on a percentage of the sales of certain products. In 1993, 1994 and 1995, the Company waived its right to receive its monthly payments pursuant to the agreement and fees based on the percentage of the sales of certain products. However, in 1994, the Company recorded management fees of $1,108 for the Company's support to Protector through various marketing programs.

 In December 1993, CellStar, the successor to National Auto Center, Inc. (National) and Audiomex Export Corp. (both 50 % owned equity investments of the Company in 1993), completed an initial public offering (the CellStar Offering) of 7,935,000 shares of CellStar Common Stock. Of the total shares sold, the Company sold 2,875,000 shares of CellStar Common Stock at the initial public offering price (net of applicable underwriting discount) of $10.695 per share and received aggregate net proceeds of $29,433 (after giving effect to expenses paid by the Company in connection with the offering). As a result, the Company recorded a gain, before provision for income taxes, of $27,783. In addition, the Company recorded a gain, before provision for income taxes, of $10,565 on the increase in the carrying value of its remaining shares of CellStar Common Stock due to the CellStar Offering in 1994.

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

 In connection with the CellStar Offering, the Company granted the Investor an option to purchase up to an aggregate of 1,500,000 shares of CellStar Common Stock owned by the Company, which was exercised in full on June 1, 1995, at an exercise price of $11.50 per share. As a result, the Company recorded a gain, before provision for income taxes, of $8.4 million. This reduced the Company's ownership in CellStar below 20% and, as such, the Company will no longer account for CellStar under the equity method of accounting. The remaining 2,375,000 CellStar shares owned by the Company will be accounted for as an investment in marketable equity securities (Note 6).

 The following table presents the most recent financial information available relating to CellStar for the years ended
 November 30, 1993 and 1994 and the nine months ended August
 31, 1995:

                                             1993                 1994                 1995
                                                                                  (unaudited)
                                                              (In Thousands)


    Current assets                           $ 81,983             $170,285           $263,623
    Non-current assets                          7,911               16,069             39,155
    Current liabilities                        74,931              106,617            189,443
    Non-current liabilities                     7,214                3,095              7,133
    Net sales                                 275,376              518,422            566,949
    Gross profit                               45,580               69,642             77,822
    Net income                                  7,853               16,248             16,528

     On August 29, 1994, the Company and Shintom each invested six hundred million Japanese Yen (approximately $6.0 million) into a newly-formed company, TALK. In exchange for their investments, the Company and Shintom each received a 33% ownership in TALK, the remaining 33% owned by others.

     TALK, which holds world-wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand and several mid-eastern countries. The Company granted Shintom a license agreement permitting the use of the Audiovox trademark to be used with TALK video cassette recorders sold in Japan from August 29, 1994 to August 28, 1997, in exchange for royalty fees. For the years ended November 30, 1994 and 1995, no such royalty fees were earned by the Company. The Company's investment in TALK and its share of the underlying assets of TALK differ by $2,428 at November 30, 1995. This difference is due to the discontinuance of the Company's recording of its share of losses beyond $1,000, as a result of the repayment terms established when financing the initial investment in TALK (Note 10).

     On July 31, 1995, the Company purchased a 50% equity investment in a newly-formed company, G.L.M., for approximately $36 in contributed assets in addition to a $100 loan payable at 1% above prime which was 8.75% at November 30, 1995, due in fiscal 1996.

     The Company received the following management fees and related income from its equity investments:

                                                               November 30,
                                                1993               1994          1995

    CellStar                                    $1,220                  -          -
    Pacific                                        613             $  435      $ 186
    H & H                                           70                  -          -
    Protector                                        -              1,108          -
    G.L.M.                                           -                  -         14
                                                $1,903             $1,543      $ 200

    The Company's net sales to the equity investments amounted to $21,368, $32,630 and $17,864 for the years ended November 30, 1993, 1994 and 1995, respectively. The Company's purchases from the equity investments amounted to $2,585, $5,715 and $83,858 for the years ended November 30, 1993, 1994 and 1995, respectively. The Company recorded $668 of outside representative commission expenses for activations and residuals generated by G.L.M. on the Company's behalf during fiscal year 1995 (Note 1(l)).

    Included in accounts receivable at November 30, 1994 and November 30, 1995 are trade receivables due from its equity investments aggregating $8,691 and $4,182 and management fee receivables of $1,108 and $14, respectively. Receivable from vendor represents claims on late deliveries, product modifications and price protection from TALK. Amounts are payable in monthly installments through November 30, 1996 and
    bear interest at rates which range from 6% to 8%.   At

    November 30, 1994 and 1995, other long-term assets include equity investment advances outstanding and management fee receivables of $1,138 and $1,289, respectively. At November 30, 1994 and 1995, included in accounts payable and other accrued expenses were obligations to equity investments aggregating $207 and $240, respectively. Documentary acceptance obligations were outstanding from TALK at November 30, 1995 (Note 9(b)).

    During 1995, the Company recorded interest income from TALK relating to the receivable from vendor, reimbursement of interest expense incurred under the subordinated loan to hedge the TALK investment (Note 10) and other short-term loans made to TALK during 1995 at market interest rates. For the years ended November 30, 1993, 1994 and 1995, interest income earned on equity investment notes and other receivables approximated $666, $25 and $573, respectively. Interest expense on equity investment documentary acceptances approximated $158 in 1995.

(9) Financing Arrangements

    (a)  Bank Obligations

         During 1993, the Company had established a revolving credit agreement with several financial institutions which was first amended on March 15, 1994. On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") which superseded the first amendment in its entirety. Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations are also secured by a pledge agreement entered into by the Company for 1,075,000 shares of CellStar Common Stock (Note 6). Availability of credit under the Credit Agreement is a maximum aggregate amount of $95 million, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The term of the Credit Agreement is for approximately two years, expiring on February 28, 1997. As a result, bank obligations under the Credit Agreement have been classified as long-term at November 30, 1995.

         Outstanding obligations under the Credit Agreement at November 30, 1994 and 1995 were as follows:

                                                     November 30,
                                                     1994      1995

 Bankers' Acceptances                               $ 7,000    $16,000
 Revolving Credit Notes                                 400      3,000
 Eurodollar Notes                                    21,700     30,000
                                                    $29,100    $49,000

         Interest on revolving credit notes was .25% above the prime rate which was 8.5% and 8.75% at November 30, 1994 and 1995, respectively. Interest on Eurodollar Notes was 2% above the Libor rate which was approximately 6.2% and 5.1% at November 30, 1994 and 1995, respectively. Interest on bankers' acceptances was 2% above the bankers' acceptance rate which was approximately 6.75% and 6.25% at November 30, 1994 and 1995, respectively. Under the Credit Agreement, the Company is also required to pay quarterly commitment fees as well as an annual administrative fee.

         The Credit Agreement contains several covenants requiring, among other things, minimum annual levels of net income and minimum quarterly levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. At November 30, 1995, the Company was not in compliance with a financial covenant which was waived. Subsequent to November 30, 1995, the Company amended the Credit Agreement, effective December 22, 1995 and February 9, 1996, which provided for, among other things, increased interest rates, which may be reduced under certain circumstances, and a change in the criteria for and method of calculating certain financial covenants in the future.

         During 1994, Audiovox Malaysia entered into a revolving credit facility with a local Malaysian bank (Malaysian Credit Agreement) to finance additional working capital needs. As of November 30, 1994 and 1995, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $1,200 and $2,200, respectively. The facilities are secured by two standby letters of credit issued under the Credit Agreement by the Company and is payable upon demand or upon expiration of the standby letters of credit on August 31, 1996. Subsequent to November 30, 1995, the available line of credit under the Malaysian Credit Agreement was increased to $5,320, and the standby letter of credit issued by the Company was amended to reflect the increase in the line. Outstanding obligations under the Malaysian Credit Agreement at November 30, 1994 and 1995 were approximately $1,084 and $761, respectively. Interest on direct borrowings was 1.5% above the Malaysian base lending rate which was 6.6% and 7.8% at November 30, 1994 and 1995, respectively.

         The maximum month-end amounts outstanding under the Credit Agreement and the Malaysian Credit Agreement borrowing facilities during the years ended November 30, 1993, 1994 and 1995 were $42,659, $30,184 and $59,315, respectively. Average borrowings during the years ended November 30, 1993, 1994 and 1995 were $28,895, $16,929 and $43,470, respectively, and the weighted average interest rates were 7.8%, 7.9% and 8.7%, respectively.

    (b)  Documentary Acceptances

         During 1995, the Company had various unsecured documentary acceptance lines of credit available with suppliers to finance inventory purchases. The Company does not have written agreements which established the terms and amounts available under the lines of credit. At November 30, 1995, $7,120 of documentary acceptances were outstanding of which $6,801 was due to TALK.

         The maximum month-end documentary acceptances outstanding during the years ended November 30, 1993, 1994 and 1995 were $9,638, $9,078 and $9,977, respectively. Average borrowings during the years ended November 30, 1993, 1994 and 1995 were $6,883, $3,787 and $5,876, respectively, and the weighted average interest rates, including fees, were 11.2%, 11.0% and 4.4%, respectively.

(10)     Long-Term Debt

    A summary of long-term debt follows:

                                                              November 30,
                                                        1994                    1995

    Convertible subordinated debentures:
      6 1/4%, due 2001, convertible at
      $17.70 per share                                  $ 65,000            $ 65,000
    Convertible debentures:
      Series AA, 10.8%, due 1996,
       convertible at $5.34 per share                         77                  77
      Series BB, 11.0%, due 1996,
       convertible at $5.34 per share                      5,385               5,385
    Subordinated note payable                              5,045               4,938
    Secured term loan                                          -                 664
    Capital lease obligations (Note 14)                      305                 158
                                                          75,812              76,222
    Less current installments                                159               5,688
                                                        $ 75,653             $70,534

    On March 15, 1994, the Company completed the sale of $65,000, 6 1/4% convertible subordinated debentures ("Subordinated Debentures") due 2001 and entered into an Indenture Agreement. The Subordinated Debentures are convertible into shares of the Company's Class A Common Stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances. The Indenture Agreement contains various covenants. The bonds are subject to redemption by the Company in whole, or in part, at any time after March 15, 1997, at certain specified amounts. On May 9, 1995, the Company issued warrants to certain beneficial holders of these Subordinated Debentures (Note 13(d)).

    On March 8, 1994, the Company entered into a Debenture Exchange Agreement and exchanged certain debentures for Series AA and Series BB Convertible Debentures (Debentures). The Debentures are convertible at any time at $5.34 per share, which is subject to adjustment in certain circumstances, and are secured by a standby letter of credit (Note 1(f)). Although the Debenture Exchange Agreement provides for optional prepayments under certain circumstances, such prepayments are restricted by the Credit Agreement (Note 9(a)). On February 9, 1996, the holders of $1,100 of the Series BB Convertible Debentures exercised their right to convert into 206,046 shares of Class A Common Stock. The remaining balance of the Debentures were repaid, thereby extinguishing the remaining conversion features of these Debentures.

    On October 20, 1994, the Company issued a note payable for five hundred million Japanese Yen (approximately $5,045 and $4,938 on November 30, 1994 and 1995, respectively) to finance its investment in TALK (Note 8). The note is scheduled to be repaid on October 20, 2004 and bears interest at 4.1%. The note can be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender. The lender has an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value of the note at any time after October 20, 1995. This note and the investment in TALK are both denominated in Japanese Yen, and, as such, the foreign currency translation adjustments are accounted for as a hedge. Any foreign currency translation adjustment resulting from the note will be recorded in stockholders' equity to the extent that the adjustment is less than or equal to the adjustment from the translation of the investment in TALK. Any portion of the adjustment from the translation of the note that exceeds the adjustment from the translation of the investment in TALK is a transaction gain or loss that will be included in earnings.

    During 1995, Audiovox Malaysia entered into a Secured Term Loan for 1.7 million Malaysian Ringgits (approximately $675) to acquire a building. The loan is secured by the property acquired and bears interest at 1.5% above the Malaysian base lending rate which was 7.8% on November 30, 1995. The loan is payable in 120 monthly equal installments commencing October 1995.

    Maturities on long-term debt for the next five fiscal years are as follows:


              1996     $5,688
              1997         68
              1998         68
              1999         68
              2000         68

(11) Income Taxes

     As discussed in Note 1(p), the Company adopted Statement 109 as of December 1, 1993. The cumulative effect of this change in accounting for income taxes of $178, or $.02 per share, is determined as of December 1, 1993 and is reported separately as a reduction to the consolidated statement of income (loss) for the year ended November 30, 1994. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     The components of income (loss) before the provision for (recovery of) income taxes and extraordinary item are as follows:

                                                            November 30,
                                              1993                 1994                1995

        Domestic Operations                   $15,983             $47,032            $(12,424)
        Foreign Operations                       (741)               (498)                365
                                              $15,242             $46,534            $(12,059)

     Total income tax expense (recovery) was allocated as follows:

                                                           November 30,
                                                        1994              1995
         Income (loss) from continuing
          operations                                    $20,328         $(2,803)
        Stockholders' equity
          Additional paid in capital for
           compensation expense for tax
           purposes in excess of amounts
           recognized for financial
           reporting purposes                               (37)              -
          Unrealized holding gain on
           investment securities recognized
           for financial reporting purposes                   -          19,441
           Total income tax expense                     $20,291         $16,638

     The provision for (recovery of) income taxes attributable to income from continuing operations is comprised of:

                                  Federal            Foreign     State              Total
 1993:
         Current                 $ 4,535              $  21     $1,068             $ 5,624
         Deferred                   (358)                 -        (75)               (433)
                                 $ 4,177              $  21     $  993             $ 5,191

 1994:
         Current                 $12,042              $  68     $2,078             $14,188
         Deferred                  5,365                  -        775               6,140
                                 $17,407              $  68     $2,853             $20,328

 1995:
         Current                 $ 1,455              $ 570     $  330             $ 2,355
         Deferred                 (4,189)                 -       (969)             (5,158)
                                 $(2,734)             $ 570     $ (639)            $(2,803)

     A reconciliation of the provision for (recovery of) income taxes attributable to income (loss) from continuing operations computed at the Federal statutory rate to the reported provision for income taxes attributable to income (loss) from continuing operations is as follows:

                                                     November 30,
                                    1993                 1994                        1995

Tax provision (recovery) at
  Federal statutory rates          $5,335  35.0%     $16,287  35.0%             $(4,221)  35.0%
Undistributed earnings (loss)
   from equity investments         (1,437) (9.4)       1,558   3.4                  411       (3.5)
State income taxes, net of
  Federal benefit                     645   4.2        1,854   4.0                 (415)        3.4
Increase in beginning-of-the-
  year balance of the valuation
  allowance for deferred tax
  assets                                -     -          306    .7                   644       (5.3)
Foreign tax rate differential         238   1.6           (7)  (.1)                 (34)        0.3
Expense relating to the
  issuance of warrants                  -     -            -      -               1,022        (8.5)
Other, net                            410   2.7          330     .7                (210)        1.8
                                    5,191  34.1       20,328   43.7               (2,803)      23.2
Utilization of net operating
  loss carryforwards               (2,173)(14.3)           -      -                    -          -
                                   $3,018  19.8%     $20,328   43.7%             $(2,803)      23.2 %

    For the year ended November 30, 1993, deferred income tax expense of $433 results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:

                                                      November 30, 1993

     Uniform capitalization of inventory
       costs                                               $   (93)
     Accounts receivable reserves                              193
     Warranty and inventory reserves                           484
     Depreciation and amortization                            (646)
     Insurance reserves                                         23
     Cellular deactivation reserves                           (439)
     Other, net                                                 45
                                                           $  (433)

     The significant components of deferred income tax expense
     (recovery) for the years ended November 30, 1994 and 1995 are as follows:

                                                              November 30,
                                                          1994             1995

 Deferred tax expense (recovery)
    (exclusive of the effect of other
    components listed below)                              $5,834            $(5,802)
 Increase in beginning-of-the-year
    balance of the valuation
    allowance for deferred tax assets                        306                644

                                                          $6,140             $(5,158)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

                                                             November 30,
                                                          1994           1995
     Deferred tax assets:
      Accounts receivable, principally due
        to allowance for doubtful accounts
        and cellular deactivations                       $   968       $  1,601
      Inventory, principally due to
        additional costs capitalized for tax
        purposes pursuant to the Tax Reform
        Act of 1986                                          387            455
      Inventory, principally due to valuation
        reserve                                              436          1,373
      Accrual for future warranty costs                      658            790
      Plant, equipment and certain
        intangibles, principally due to
        depreciation and amortization                          -            588
      Net operating loss carryforwards, state
        and foreign                                          859          1,689
      Accrued liabilities not currently
        deductible                                             -            359
      Other                                                  193            477
         Total gross deferred tax assets                   3,501          7,332
         Less:  valuation allowance                         (979)        (1,623)
         Net deferred tax assets                           2,522          5,709

     Deferred tax liabilities:
      Plant, equipment and certain
        intangibles, principally due to
        depreciation and amortization                        (71)             -
      Equity investments, principally due to
        undistributed earnings                            (6,149)       (23,690)
         Total gross deferred tax
           liabilities                                    (6,220)       (23,690)
         Net deferred tax liability                      $(3,698)      $(17,981)

     The net change in the total valuation allowance for the year ended November 30, 1995 was an increase of $644. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries as well as other deferred tax assets in foreign countries. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for extraordinary items, management believes it is likely that the Company will realize the benefit of the net deferred tax assets existing at November 30, 1995. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future.

     At November 30, 1995, the Company has net operating loss carryforwards for state and foreign income tax purposes of approximately $13,912, which are available to offset future state and foreign taxable income, if any, which will expire through the year ended November 30, 2010.

     The Company has not recognized a deferred tax liability of approximately $260 and $268 at November 30, 1994 and 1995, respectively, for the undistributed earnings of a foreign corporate joint venture that arose in 1995 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.

(12) Capital Structure

     The Company's capital structure is as follows:

                                                                    Voting
                                                                     Rights
               Par                             Shares Issued          Per    Liquidation
Security    Value       Shares Authorized        and Outstanding     Share      Rights
                        November 30,            November 30,
                      1994         1995      1994         1995

Class A     $ 0.01 30,000,000 30,000,000   6,777,788  6,777,788     One      Ratably with
Common                                                                       Class B
Stock

Class B       0.01 10,000,000 10,000,000   2,260,954  2,260,954     Ten      Ratably with
Common                                                                       Class A
Stock

Preferred
Stock        50.00     50,000     50,000      50,000     50,000       -      $50 per share

Series
Preferred
Stock         0.01  1,500,000  1,500,000           -         -       -           -

    The holders of Class A and Class B Common Stock are entitled to receive cash or property dividends declared by the Board of Directors. The Board can declare cash dividends for Class A Common Stock in amounts equal to or greater than the cash dividends for Class B Common Stock. Dividends other than cash must be declared equally for both classes. Each share of Class B Common Stock may, at any time, be converted into one share of Class A Common Stock. During fiscal 1994, 15,500 shares of Class A Common Stock were issued due to the exercise of stock options (Note 13).

    The 50,000 shares of non-cumulative Preferred Stock outstanding are owned by Shintom and have preference over both classes of common stock in the event of liquidation or dissolution.

    As of November 30, 1994 and 1995, 969,500 shares of the
    Company's Class A Common Stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans and
    4,845,345 for all convertible securities and warrants outstanding at November 30, 1994 and 1995 (Notes 10 and 13).

    Undistributed earnings from equity investments included in retained earnings amounted to $20,526 and $3,431 at November 30, 1994 and 1995, respectively.

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

         In December 1993, non-qualified options to purchase 113,500 shares of Class A Common Stock were granted at $13 per share which was less than the market value of $17 per share on the date of grant. Certain of the options became exercisable on June 14, 1995, and the remainder will become exercisable on December 14, 1996 after which they can be exercised in whole or in part until expiration on December 14, 2003.

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

         In August 1995, non-qualified options to purchase 279,000 shares of Class A Common Stock were granted under the 1994 Stock Option Plan at an exercise price of $5.88 per share, which represents the estimated fair market value of the shares at the date of grant. No options can be exercised until February 9, 1997 or August 9, 1998, as the case may be, after which they can be exercised in whole or in part, until expiration on August 9, 2005.

         Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant.
         Compensation expense for the years ended November 30, 1994 and 1995 was $175 and $113, respectively.

         The Company will adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", on December 1, 1996.

         Information regarding the Company's stock option plans is summarized below:

                                           1987           1993         1994
                                          Stock          Stock        Stock
                                          Option         Option      Option
                                           Plan           Plan         Plan

     Shares under option:
      Outstanding at
        December 1, 1992                   157,500             -           -
        Granted                                  -             -           -
          Exercised                        (16,000)            -           -
          Canceled                               -             -           -
      Outstanding at
        November 30, 1993                  141,500             -           -
          Granted                                -       188,500           -
          Exercised                        (15,500)            -           -
          Canceled                          (1,000)         (500)          -
      Outstanding at
        November 30, 1994                  125,000       188,000           -
          Granted                                -             -     279,000
          Exercised                              -             -           -
          Canceled                          21,000        12,750           -
      Outstanding at
        November 30, 1995                  104,000       175,250     279,000

      Options exercisable,
        November 30, 1995                  104,000        15,750           -

     (b)  Restricted Stock Plan

          In April 1987, the Board of Directors approved the adoption of the 1987 Restricted Stock Plan for the granting of restricted stock awards to directors and key employees of the Company. In May 1993, the stockholders approved an amendment to the 1987 Restricted Stock Plan which provides that restrictions on stock awarded pursuant to the Plan will lapse at the discretion of the Compensation Committee of the Company. In addition, the Plan's original expiration date of April 27, 1997 was extended through April 27, 2007.

          In December 1993, 38,300 shares of Class A Common Stock were awarded under the 1987 Restricted Stock Plan, one half of such shares to be performance accelerated restricted stock and one half of such shares to be performance restricted stock. The performance accelerated shares will vest in five years or earlier depending upon whether the

          Company meets certain earnings per share goals. The performance restricted shares will only vest in five years to the extent the Company achieves certain earnings per share goals. To the extent the earnings per share goals have not been achieved during the five years after the date of grant, the award will lapse.

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

          In May 1994, the Board of Directors approved the adoption of the 1994 Restricted Stock Plan for the granting of restricted stock awards to directors and key employees of the Company. No awards were granted under this plan as of November 30, 1995.

          Compensation expense is recorded with respect to the grants based upon the quoted market value of the shares on the date of grant for the performance accelerated shares and on the balance sheet date for the performance restricted shares. Total restricted stock outstanding at November 30, 1994 and 1995 were 63,300 and 80,800, respectively. Compensation expense for these grants for the years ended November 30, 1994 and 1995 were $93 and $127, respectively.

     (c)  Employee Stock Purchase Plan

          In May 1993, the stockholders approved the 1993 Employee Stock Purchase Plan. The stock purchase plan provides eligible employees an opportunity to purchase shares of the Company's Class A Common Stock through payroll deductions up to 15% of base salary compensation. Amounts withheld are used to purchase Class A Common Stock on or about the last business day of each month at a price equal to 85% of the fair market value. The total number of shares available for purchase under this plan is 1,000,000.

     (d)  Stock Warrants

          During the third quarter of fiscal 1993, pursuant to a consulting agreement effective April 1993, the Company granted warrants to purchase 100,000 shares of Class A Common Stock, which have been reserved, at $7.50 per share. The warrants, which are exercisable in whole or in part at the discretion of the holder, expire on December 31, 1998. There were no warrants exercised as of November 30, 1995. The consulting agreement, valued at $100, was expensed in 1994 when the services to be provided pursuant to the consulting agreement were completed.

          In December 1993, the Company granted warrants to purchase 50,000 shares of Class A Common Stock at a purchase price of $14.375 per share as part of the acquisition of H&H (Note 2). The per share purchase price and number of shares purchasable are each subject to adjustment upon the occurrence of certain events described in the warrant agreement. The warrants are exercisable, in whole or in part, from time-to-time, until September 22, 2003. If the warrants are exercised in whole, the holder thereof has the right to require the Company to file with the Securities Exchange Commission a registration statement relating to the sale by the holder of the Class A Common Stock purchasable pursuant to the warrant.

          On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, each convertible into one share of Class A Common Stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders as of June 3, 1994, of $57.6 million of the Company's Subordinated Debentures in exchange for a release of any claims such holders may have against the Company, its agents, directors and employees in connection with their investment in the Subordinated Debentures. As a result, the Company incurred a warrant expense of $2.9 million and recorded a corresponding increase to paid in capital. The warrants are not exercisable (a) until the later of (x) May 9, 1996 and (y) the date a registration statement with respect to the Class A Common Stock issuable upon exercise of the warrants has been filed and declared effective by the Securities and Exchange Commission or (b) after March 15, 2001, unless sooner terminated under certain circumstances. Subsequent to November 30, 1995, the Company has filed a registration statement for the warrants and the underlying common stock pursuant to a registration rights agreement dated as of May 9, 1995, between the Company and the holders of the warrants. John

          J. Shalam, Chief Executive Officer of the Company, has granted the Company an option to purchase 1,668,875 shares of Class A Common Stock from his personal holdings. The exercise price of this option is $7 1/8, plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam.

     (e)  Profit Sharing Plans

          The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. In fiscal 1993 and 1994, contributions of $200 and $225, respectively, were made by the Company to the United States plan. No contributions were made in fiscal 1995. Contributions required by law to be made for eligible employees in Canada were not material.

(14) Lease Obligations

     At November 30, 1995, the Company was obligated under non-cancelable leases for equipment and warehouse facilities for minimum annual rental payments as follows:

                                               Capital        Operating
                                                Lease           Leases
         1996                                     $170           $1,970
         1997                                        -            1,018
         1998                                        -              600
         1999                                        -              258
         2000 and thereafter                         -               71
         Total minimum lease payments              170           $3,917
         Amounts representing interest              12
         Present value of future
           minimum lease payments                  158
         Less current portion                      158
         Obligations under leases
           excluding current
           installments                              -

    Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,390, $3,107 and $4,080 for the years ended
    November 30, 1993, 1994 and 1995, respectively.

    The Company leases certain facilities from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. At November 30, 1995, minimum annual rental payments on these related party leases, which are included in the above table, are as follows:

         1996                          $458
         1997                            66
         1998                            68
         1999                            11

(15)     Financial Instruments

    (a)  Off-Balance Sheet Risk

         Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox Malaysia (Note 9) and its Debentures (Note 10). The Company had open commercial letters of credit of $16,000 and $22,000, of which $13,100 and $10,800 were accrued for as of November 30, 1994 and 1995, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counterparties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

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

         At November 30, 1994, three customers, which included CellStar, a Bell Operating Company and a mass merchandiser, each accounted for approximately 5% of accounts receivable, and one Bell Operating Company accounted for approximately 6% of accounts receivable. At November 30, 1995, three customers, which included two cellular carriers and service providers and a Bell Operating Company accounted for approximately 6%, 7% and 5%, respectively, of accounts receivable.

         During the year ended November 30, 1993, two Bell Operating Companies accounted for approximately 6% and 5% of the Company's sales. A Bell Operating Company accounted for approximately 7% of the Company's 1994 sales. During the year ended November 30, 1995, two Bell Operating Companies and a cellular carrier and service provider accounted for approximately 6%, 7% and 7%, respectively, of the Company's 1995 sales.

         The Company generally grants credit based upon analyses of its customers' financial position and previously established buying and payment patterns. The Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation. At November 30, 1994 and 1995, 25 and 36 customers, respectively, representing approximately 60% and 63%, of outstanding accounts receivable, had balances owed greater than $500.

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

    (c)  Fair Value

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value, with the exception of current installments of long-term debt, because of the short maturity of these instruments.

         Investment Securities

         The carrying amount represents fair value, which is based upon quoted market prices at the reporting date (Note 6).

         Long-term debt Including Current Installments

         The carrying amount of bank debt under the Company's revolving Credit Agreement approximates fair value because of the short maturity of the related obligations. With respect to the Subordinated Debentures, fair values are based on published statistical data. The Debentures were valued at the closing market price of the Company's Class A Common Stock for the number of shares convertible at November 30, 1994 and 1995. Management believes that the carrying value of the secured term loan approximates fair value because it bears interest at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. Other long-term borrowings are valued by the present value of future cash flows at current market interest rates.

         The estimated fair value of the Company's financial instruments are as follows:

                                      November 30, 1994                    November 30, 1995

                                    Carrying             Fair             Carrying                Fair
                                     Amount              Value            Amount                  Value

    Long-term
         obligations
         including
         current
         installments                $104,912             $86,662         $125,221              $103,699

    Limitations

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16)     Commitments and Contingencies

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

 Discovery has not yet commenced. On August 12, 1993, a dismissal of the class allegation was granted. On August 20, 1993, an order was entered dismissing the complaint which included the Company as a defendant and permitting plaintiffs to file an amended complaint which does not include the Company as a defendant. Such order, effectively dismissing the Company as a defendant, is being appealed by the plaintiffs. The Company believes that its insurance coverage and rights of recovery against manufacturers of its portable hand-held cellular telephones relating to this case are sufficient to cover any reasonably anticipated damages. The impact of the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that there are meritorious defenses to the claims made in this case and that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position.

 The Company is a defendant in an action alleging, among other things, breach of contract and the plaintiff is seeking damages in excess of $500. The litigation is currently in the early discovery phase. The impact of the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that there are meritorious defenses to the claim made in this case and that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position.

 The Company is also a defendant in litigation arising from the normal conduct of its affairs. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that the litigation in which the Company is a defendant is either subject to product liability insurance coverage or, to the extent not covered by such insurance, will not have a material adverse effect on the Company's consolidated financial position.

Item 9 - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

                               None

                             PART III

Item 10 - Directors and Executive Officers of the Registrant

Information regarding this item is set forth under the captions "Election of Directors" of the Company's Proxy Statement to be dated March 24, 1996, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") and is incorporated herein by reference. Information with regard to Executive Officers is set forth in Item 1 of this Form 10-K.

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

                             PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules,
           and Reports on Form 8-K

(a) (1)

The following financial statements are included in Item 8 of this
Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and Subsid-iaries as of November 30, 1994 and 1995.

Consolidated Statements of Income (Loss) of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1993, 1994 and 1995.

Consolidated Statements of Stockholders' Equity of Audiovox
Corporation and Subsidiaries for the Years Ended November 30, 1993,
1994 and 1995.

Consolidated Statements of Cash Flows of Audiovox Corporation and
Subsidiaries for the Years Ended November 30, 1993, 1994 and 1995.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 1993, 1994 and 1995.

Independent Auditors' Report on Financial Statement Schedules

         SCHEDULE                                        PAGE
         NUMBER        DESCRIPTION                      NUMBER

           II         Valuation and Qualifying            73
                        Accounts

             All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                   Independent Auditors' Report



The Board of Directors and Stockholders
   Audiovox Corporation:


Under the date of February 12, 1996 we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1994 and 1995, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1995, which are included in the Company's 1995 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the 1995 annual report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report refers to changes in the methods of accounting for certain investments in equity securities and income taxes.



                                    s/KPMG Peat Marwick LLP
                                      KPMG PEAT MARWICK LLP



Jericho, New York
February 12, 1996

(3)  Exhibits See Item 14(c) for Index of Exhibits.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K for the fourth quarter ended November 30, 1995.

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

     10.3 Debenture Exchange Agreement among the Registrant and the several note holders dated as of March 15, 1994 (incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 1994).

     10.4 Amended and Restated Credit Agreement by and between the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Current Report on Form 8-K dated March 15,
               1994).

     EXHIBIT
     NUMBER    DESCRIPTION

     10.4a Fifth Amendment, dated as of February 24, 1995, to amended and restated credit agreement by and between the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1994).

     10.4b Second Amended and Restated Credit Agreement among Audiovox Corporation and its lenders dated May 5, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 1995).

     10.5 Purchase Agreement dated March 8, 1994 and Registration Rights Agreement dated as of March 15, 1994, by and between the Registrant and Oppenheimer & Co., Inc., Furman Selz Incorporated and Chemical Securities, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated March 15,
               1994).

     10.6 Initial Option, Second Option and Voting Rights Agreement by and between Registrant and Alan Gold-field (incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 1993).

     10.7 Offering Memorandum in Connection with Audiovox Corporation Warrants for the Purchase of One Share of Class A Common Stock, dated as of April 12, 1995, as supplemented in Supplement No. 1, dated May 1, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 1993).

     10.8 Warrant Agreement, dated as of May 9, 1995, between Audiovox Corporation and Continental Stock Transfer
               & Trust Company, as Warrant Agent (incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 1993).

     10.9      Registration Rights Agreement, dated as of May 9,
               1995, between Audiovox Corporation and certain purchasers of Audiovox Corporation warrants
               (incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 1993).

     11 Statement of Computation of Income (Loss) Per Common Share (Page 74 herein).

     21        Subsidiaries of the Registrant (Page 75 herein).

     EXHIBIT
     NUMBER    DESCRIPTION

     23        Independent Auditors' Consent (Page 76 herein).

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

                                   AUDIOVOX CORPORATION



February 28, 1996                  BY:s/John J. Shalam
                                        John J. Shalam, President
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature                  Title                      Date


s/John J. Shalam           President;                 February 28, 1996
John J. Shalam             Chief Executive Officer
                           (Principal Executive
                           Officer) and Director


s/Philip Christopher       Executive Vice President   February 28, 1996
Philip Christopher         and Director



s/Charles M. Stoehr        Senior Vice President,     February 28, 1996
Charles M. Stoehr          Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer) and
                           Director



s/Patrick M. Lavelle       Director                   February 28, 1996
Patrick M. Lavelle



s/Martin Novick            Director                   February 28, 1996
Martin Novick



s/Ann Boutcher             Director                   February 28, 1996
Ann Boutcher



s/Gordon Tucker            Director                   February 28, 1996
Gordon Tucker



s/Irving Halevy            Director                   February 28, 1996
Irving Halevy

                                                        Schedule II
              AUDIOVOX CORPORATION AND SUBSIDIARIES

                Valuation and Qualifying Accounts

           Years Ended November 30, 1993, 1994 and 1995
                          (In thousands)




Column A             Column B              Column C        Column D     Column E
                                          Additions
                     Balance at    Charged to    Charged               Balance
                     Beginning     Costs and     To Other              At End
Description          Of Year       Expenses      Accounts Deductions   Of Year


1993
Allowance for doubtful
  accounts              $ 2,669     $   230           -     $  836    $ 2,063
Cash discount allowances    171         131           -          -        302
Co-op advertising and
  volume rebate allow-
  ances                     832       4,651           -      4,054      1,429
Allowance for cellular
  deactivations             688       1,051           -          -      1,739
Reserve for warranties
  and product repair
  costs                   4,983       2,512           -      3,690      3,805
                        $ 9,343     $ 8,575           -     $8,580    $ 9,338

1994
Allowance for doubtful
  accounts              $ 2,063     $   (21)               $   419    $ 1,623
Cash discount allowances    302           -           -         65        237
Co-op advertising and
  volume rebate allow-
  ances                   1,429       5,898           -      4,639      2,688
Allowance for cellular
  deactivations           1,739           -           -        505      1,234
Reserve for warranties
  and product repair
  costs                   3,805       2,970           -      3,568      3,207
                        $ 9,338     $ 8,847           -    $ 9,196    $ 8,989

1995
Allowance for doubtful
  accounts              $ 1,623     $ 1,816           -    $   732    $ 2,707
Cash discount allowances    237           -           -         72        165
Co-op advertising and
  volume rebate allow-
  ances                   2,688       7,621           -      7,084      3,225
Allowance for cellular
  deactivations           1,234         491           -          -      1,725
Reserve for warranties
  and product repair
  costs                   3,207       3,834           -      3,093      3,948
                        $ 8,989     $13,762           -    $10,981    $11,770