Form 10-K/A
period 1995-11-30
AUDIOVOX CORP
filed 1996-03-26
CIK 807707

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]

For the fiscal year ended      November 30, 1995
Commission file number   1-9532

                     AUDIOVOX CORPORATION
      (Exact name of registrant as specified in its charter)

          Delaware                            13-1964841
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification Number)

150 Marcus Blvd., Hauppauge, New York               11788
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

Fiscal 1995 Compared to Fiscal 1994

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


     During fiscal 1994, the Company experienced dramatic growth in its Quintex type retail operations. This growth reflected the large increases in cellular telephone sales experienced in the domestic U.S.

     During this period, the Company had favorable contracts with several of the major cellular carriers. To capitalize on the growth in the market during 1994, the Company embarked on an expansion program to increase its retail presence in its designated cellular markets. During fiscal 1995, beginning with the first quarter, the market place in which the Quintex retail operations conducted their business was adversely affected by several trends These trends include a slow down in the growth of the cellular market, a desire by the cellular carriers to lower their acquisition costs with lower payments to its individual agents, increased competition by mass merchandisers and the cellular carriers direct sales force, and the overall economic conditions in the U.S. domestic market. As a result of these trends, the Company decided to reduce its retail presence by closing or disposing of all unprofitable Quintex locations throughout the U.S. The result of this plan was a reduction of outlets from 91 to 30. The cost of this closing was approximately $4.0 million during fiscal 1995. Of the $4.0 million charge to income, approximately $1.5 million is related to inventory write-offs, $1.8 million is associated with the lease buy-outs, employee severance pay, the write-off of leasehold improvements and other fixed assets and $700,000 of miscellaneous charges including co-op advertising, deactivation allowances, and anticipated bad debts. The impact of this Quintex reduction program was a decrease in revenue of approximately $21.0 million for fiscal 1995. The Company believes that these closures will reduce revenue, as well as operating expenses, primarily in occupancy costs, salaries and commissions, during fiscal 1996. The

Company will continue to review its remaining locations and will close them if they do not remain profitable.

Liquidity and Capital Resources

     On May 5, 1995, the Company entered into an amended and restated Credit Agreement ("Credit Agreement") with five banks, including Chemical Bank which acts as agent for the bank group, which provides that the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations are also secured by a pledge agreement entered into by the Company for 1,075,000 shares of CellStar Common Stock. Availability of credit under the Credit Agreement is in a maximum aggregate amount of $95.0 million, is subject to certain conditions and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit Agreement contains several covenants requiring, among other things, a minimum level of net worth and working capital required to be maintained at November 30, 1995 of $92.5 million and $125.0 million, respectively. As of November 30, 1995, the Company's financial condition satisfied these requirements, however, did not satisfy the covenant requiring net income of $2.5 million for the year ended November 30, 1995. Non-compliance with this covenant was waived. Subsequent to November 30, 1995, the Company amended the Credit Agreement, effective December 22, 1995 and February 9, 1996, which provided for, among other things, increased interest rates, which may be reduced under certain circumstances, and a change in the criteria for and method of calculating certain financial covenants in the future.

Notes to Consolidated Financial Statements

     Note 8 - Equity Investments

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

     The following table presents financial information relating to CellStar for the years ended November 30, 1993, 1994 and 1995:

                                             1993                  1994                1995
                                                                 (In Thousands)

    Current assets                           $ 81,983             $170,285           $271,156
    Non-current assets                          7,911               16,069             43,765
    Current liabilities                        74,931              106,617            196,746
    Non-current liabilities                     7,214                3,095              6,880
    Net sales                                 275,376              518,422            811,915
    Gross profit                               45,580               69,642            109,841
    Net income                                  7,853               16,248             22,896

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

                                   AUDIOVOX CORPORATION



March 26, 1996                     BY:s/John J. Shalam
                                        John J. Shalam, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature                  Title                      Date


s/John J. Shalam           President;                 March 26, 1996
John J. Shalam             Chief Executive Officer
                           (Principal Executive
                           Officer) and Director


s/Philip Christopher       Executive Vice President   March 26, 1996
Philip Christopher         and Director



s/Charles M. Stoehr        Senior Vice President,     March 26, 1996
Charles M. Stoehr          Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer) and
                           Director



s/Patrick M. Lavelle       Director                   March 26, 1996
Patrick M. Lavelle



s/Martin Novick            Director                   March 26, 1996
Martin Novick



s/Ann Boutcher             Director                   March 26, 1996
Ann Boutcher



s/Gordon Tucker            Director                   March 26, 1996
Gordon Tucker



s/Irving Halevy            Director                   March 26, 1996
Irving Halevy