Form 10-Q
period 1996-02-29
AUDIOVOX CORP
filed 1996-04-15
CIK 807707

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For Quarter Ended   February 29, 1996


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

     Class                  Outstanding at April 1, 1996

     Class A Common Stock          6,983,834 Shares
     Class B Common Stock          2,260,954 Shares

                       AUDIOVOX CORPORATION

                            I N D E X
                                                           Page
                                                          Number

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements:

          Consolidated Balance Sheets at
          November 30, 1995 and February 29, 1996
          (unaudited)                                            3

          Consolidated Statements of Income
          for the Three Months Ended February 28,
          1995 and February 29, 1996 (unaudited)                  4

          Consolidated Statements of Cash Flows
          for the Three Months Ended February 28,
          1995 and February 29, 1996 (unaudited)                 5

          Notes to Consolidated Financial Statements             6-7

ITEM 2    Management's Discussion and Analysis of
          Financial Operations and Results of
          Operations                                            8-17

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                    18-19

ITEM 6    Reports on Form 8-K                                     19

          SIGNATURES                                             20

              AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In thousands, except share data)

                                                November 30,  February 29,
                                                    1995          1996
                                                                (unaudited)
Assets
Current Assets:
 Cash and cash equivalents                         $   7,076    $   4,044
 Accounts receivable, net                             96,930       75,798
 Inventory, net                                      100,422       97,637
 Receivable from vendor                                5,097        9,748
 Prepaid expenses and other current assets             5,443        5,361
 Deferred income taxes                                 5,287        4,894
 Restricted cash                                       5,959            -
    Total current assets                             226,214      197,482
 Investment securities                                62,344       42,156
 Equity investments                                    8,527        8,481
 Property, plant and equipment, net                    6,055        6,283
 Debt issuance costs, net                              4,235        3,944
 Excess cost over fair value of assets
   acquired and other intangible assets, net             943          913
 Other assets                                          2,737        2,824

                                                   $ 311,055    $ 262,083

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                  $  17,844    $  14,382
 Accrued expenses and other current liabilities       16,800       16,553
 Income taxes payable                                  2,455        2,846
 Bank obligations                                        761       28,405
 Documentary acceptances                               7,120        7,164
 Current installments of long-term debt                5,688          145
    Total current liabilities                         50,668       69,495
Bank obligations                                      49,000            -
Deferred income taxes                                 23,268       15,545
Long-term debt, less current installments             70,534       70,345
    Total liabilities                                193,470      155,385
Minority interest                                        363          472

Stockholders' equity:
 Preferred stock                                       2,500        2,500
 Common Stock:
   Class A; 30,000,000 authorized; 6,777,788 and
     6,983,834 issued on November 30, 1995,
     February 29, 996, respectively                       68           70
   Class B; 10,000,000 authorized; 2,260,954
     issued                                               22           22
 Paid-in capital                                      42,876       44,064
 Retained earnings                                    40,998       41,477
 Cumulative foreign currency translation
   and adjustment                                       (963)      (1,112)
 Unrealized gain on marketable securities, net        31,721       19,205
    Total stockholders' equity                       117,222      106,226
Commitments and contingencies
Total liabilities and stockholders' equity         $ 311,055    $ 262,083

See accompanying notes to consolidated financial statements.

                AUDIOVOX CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Income
         (In thousands, except share and per share data)


                                                 Three Months Ended
                                              February 28, February 29,
                                                    1995          1996
                                               (unaudited)        (unaudited)

Net sales                                        $  131,391     $  122,493

Cost of sales                                       108,805        102,616

   Gross profit                                      22,586         19,877

Operating expenses:

 Selling                                              9,057          7,509
 General and administrative                           9,196          7,605
 Warehousing, assembly and repair                     2,470          2,405

                                                     20,723         17,519

Operating income                                      1,863          2,358

Other income (expenses):

 Interest and bank charges                           (2,050)        (2,204)
 Equity in income of equity investments               1,187            110
 Management fees and related income                     396             50
 Gain on sale of investment                               -            985
 Other, net                                            (313)          (208)

                                                       (780)        (1,267)

Income before provision for income taxes              1,083          1,091

Provision for income taxes                              547            612

Net income                                       $      536     $      479

Net income per common share (primary)            $     0.06     $     0.05

Net income per common share (fully diluted)      $     0.06     $     0.05

Weighted average number of common shares
 outstanding, primary                             9,070,392      9,285,188

Weighted average number of common shares
 outstanding, fully diluted                      10,125,070      9,325,588







See accompanying notes to consolidated financial statements.

                  AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             (In thousands)


                                                          Three Months Ended
                                                     February 28,   February 29,
                                                        1995            1996
                                                  (unaudited)          (unaudited)
Cash flows from operating activities:
 Net income                                           $    536       $    479
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                           980            813
   Provision for bad debt expense                          393             59
   Equity in income of equity investments               (1,187)          (110)
   Minority interest                                        10            109
   Gain on sale of investment                                -           (985)
   Provision for (recovery of) deferred income taxes,
     net                                                  (286)           341
   Provision for unearned compensation                      99             90
   Loss on disposal of property, plant and equipment,
     net                                                     -             (9)
 Changes in:
   Accounts receivable                                  17,422         21,025
   Inventory                                           (23,324)         2,715
   Accounts payable, accrued expenses and other
     current  liabilities                                6,594         (3,653)
   Receivable from vendor                                    -         (4,651)
   Income taxes payable                                    802            394
   Prepaid expenses and other assets                      (796)          (104)

     Net cash provided by operating activities           1,243         16,513

Cash flows from investing activities:
 Purchases of property, plant and equipment, net          (886)          (768)
 Proceeds from sale of investment                            -          1,000
 Proceeds from distribution from equity investment           -             79

     Net cash (used in) provided by investing
        activities                                        (886)           311

Cash flows from financing activities:
 Net repayments under line of credit agreements         (2,350)       (21,351)
 Net borrowings under documentary acceptances                -             44
 Principal payments on long-term debt                        -         (4,371)
 Debt issuance costs                                       (32)           (50)
 Principal payments on capital lease obligation            (70)           (81)
 Proceeds from release of restricted cash                  150          5,959

     Net cash used in financing activities              (2,302)       (19,850)

 Effect of exchange rate changes on cash                    (3)            (6)

Net decrease in cash and cash equivalents               (1,948)        (3,032)

Cash and cash equivalents at beginning of period         5,495          7,076

Cash and cash equivalents at end of period            $  3,547       $  4,044

See accompanying notes to consolidated financial statements.

              AUDIOVOX CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

             February 28, 1995 and February 29, 1996

  (Dollars in thousands, except share and per share data)

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the "Company") as of November 30, 1995 and February 29, 1996 and the results of operations and consolidated statements of cash flows for the three month periods ended February 28, 1995 and February 29, 1996.

     Accounting policies adopted by the Company are identified in
     Note 1 of the Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report filed on Form
     10-K.

(2) The information furnished in this report reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. The interim figures are not necessarily indicative of the results for the year.

(3) The following is supplemental information relating to the consolidated statements of cash flows:

                                          Three Months Ended
                                     February 28, February 29,
                                        1995           1996

     Cash paid during the period:
       Interest (excluding bank
        charges)                       $  859         $  950
     Income taxes                      $   95         $   48

     On February 9, 1996, the Company's 10.8% Series AA and 11.0%
     Series BB Convertible Debentures matured.  As of February 9,
     1996, $1,100 of the Series BB Convertible Debentures converted into 206,046 shares of Common Stock.

     As of February 29, 1996, the Company recorded an unrealized holding loss relating to available-for-sale marketable securities, net of deferred taxes, of $12,516 as a separate component of stockholders' equity.

(4) Receivable from vendor includes $5,000 advanced to TALK Corporation (TALK), a vendor who is also a 33%-owned equity investment. This advance is for inventory which will be delivered to the Company during March 1996. In addition, TALK owes the Company $4,748 for claims on late deliveries, product modifications and price protection. These claims will be paid in monthly installments, with interest, with the final payment due November 1996.

(5) On December 1, 1995, the Company purchased a 50% equity investment in a newly-formed company, Quintex Communications
     West, LLC, for approximately $97 in contributed assets and a loan of $100, payable at 8.5%, due March 1997.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of earnings, expressed as percentages of net sales:

                                              Three Months Ended
                                          February 28,   February 29,
                                              1995          1996


Net sales                                          100.0%        100.0%
Gross profit                                        17.2          16.2
Operating expenses                                  15.8          14.3
Income before provision for
 income taxes                                        0.8           0.9
Net income                                           0.4           0.4

     Net sales by product line for the three month periods ended
February 28, 1995 and February 29, 1996 are reflected in the following table:

                                                   Three Months Ended
                                                 February 28,  February 29,
                                                    1995          1996

Cellular product - wholesale                      $ 71,585      $ 70,494
Cellular product - retail                            6,040         1,766
Activation commissions                              13,436         9,780
Residual fees                                        1,085         1,234
     Total Cellular                                 92,146        83,274

Automotive sound equipment                          24,529        19,297
Automotive security and accessory
  equipment                                         14,705        19,018
Other                                                   11           904
                                                  $131,391      $122,493

RESULTS OF OPERATIONS
     Net sales decreased by approximately $8,898, or 6.8%, for the three month period ended February 29, 1996 compared to the same period last year. This result was attributable to decreases in net sales from the cellular product line of approximately $8,872, or

9.6%, and automotive sound equipment of approximately $5,232, or

21.3%.  These decreases were partially offset by an increase in net sales of automotive security and accessory equipment of

approximately $4,313, or 29.3%.  In addition, during the fourth quarter of 1995, the Company introduced a line of leisure products,

comprised mostly of home and portable stereo/cassette/CD changers.

Sales for the quarter for this new line were approximately $800.

     The decrease in net sales of the cellular product category was due to many factors.  The primary reason for this decrease was a reduction in average unit selling prices for cellular telephones,

of $52 per unit, 23.3%, from the same period last year.  This was primarily caused by the desire of cellular service providers to lower their cost of product to the consumer and competition for market share by cellular product suppliers.  In addition,

production efficiencies led to the introduction of new lower-priced product.  All of these factors contributed to the downward pressure on unit selling prices. The effect of the reduced unit selling prices was only partially offset by an increase in unit sales of approximately 69,000 units (23.1%)

     During the latter part of 1995, the Company decided to close a substantial number of its retail outlets which were either marginally profitable or unprofitable.  As of February 29, 1996,

the Company was operating 30 retail outlets compared to 88 on

February 28, 1995. Consequently, with fewer retail operations to activate new telephones, the number of subscriber activations decreased by approximately 15,800 subscribers, or 35.2%.

Activation commissions received by the Company decreased $3,656, or

27.2%, for the first quarter of 1996 compared to the same period

last year.   However, the average commission received by the

Company per activation increased approximately $37 per activation to $337.  These decreases were partially offset by an increase in residual fees received by the Company of approximately $149, or

13.7%.  The residual customer base is unaffected by the closing of retail outlets, as the majority of the residual agreements are with the Company and not with specific retail locations.

     Net sales of automotive sound equipment decreased by

approximately $5,232, or 21.3%, for the three month period ended

February 29, 1996, compared to the same period in 1995.  This decrease was attributable primarily to a decrease in sales of products sold to mass merchandise chains, as a result of a slower holiday season from the prior year and a decision made to reduce sales to selected customers due to low profitability.  In addition,

SPS auto sound sales decreased, principally due to lower CD player sales.  This decrease in sales is a result of the appreciation of the Yen during the latter part of 1995.  Subsequently, the dollar has strengthened and the Company anticipates regaining market-

share. Automotive sound sales also decreased in the truck and agricultural vehicle markets and the Prestige audio product line.

These decreases were partially offset by an increase in sales to private label customers.  Net sales of automotive security and accessory products increased approximately $4,313, or 29.3%, for the three month period ended February 29, 1996, compared to the same period in 1995, principally due to increases in sales of

Prestige vehicle security products and Protector Hardgoods.  This increase was partially offset by a reduction in net sales of the

Company's security lines sold to mass merchandisers.

     Gross margins for the quarter ended February 29, 1996 declined to 16.2% from 17.2% for the same period in 1995.  This reflects the continuing erosion of gross margins experienced by the Company,

primarily in the cellular and automotive sound product categories.

     Cellular gross margins were 13.1% for the three month period ended February 29, 1996 compared to 14.1% for the same period last year.  The decline in cellular margins is a result of the

continuing decline of unit selling prices due to increased

competition and the introduction of lower-priced units.  This increased competition is causing unit selling prices to decline faster than the Company is able to recover price concessions from its vendors.  The average unit selling price has declined 15.2%

since November 30, 1995 and was 23.3% lower than February 28, 1995.

Likewise, gross profits on unit sales declined 26.3% for the same period. As previously discussed, the decline in new subscriber activations and activation commissions also contributed to the decline in cellular gross profits.

     The Company believes that the cellular market will continue to be a highly-competitive, price-sensitive environment.  Cellular service providers will continue to try to lower their product costs to the end user which will continue to put pressure on unit selling prices.  The Company is currently negotiating lower inventory purchasing costs for both its existing models and new products.

However, increased price competition related to the Company's product could result in additional downward pressure on gross margins.  In the future, the Company may have to adjust the

carrying value of its inventory if selling prices continue to decline and it is unable to obtain competitively-priced product from its suppliers.

     Automotive sound margins decreased to 19.6% from 22.0% for the quarter ended February 29, 1996 compared to last year.  The

decrease in automotive sound margins was primarily in the Audiovox sound and SPS product lines, partially offset by increases in the

Heavy  Duty Sound product lines. Automotive accessory margins decreased to 26.7% for the three month period ended February 29,

1996 from 28.4% for the same period in 1995.  These decreases were primarily in the Prestige security product line.

     Total operating expenses decreased by approximately $3,204, or

15.5%, for the three months ended February 29, 1996 compared to the respective period in 1995. A major component of this decrease was the downsizing of the Company's retail operations during the fourth quarter of 1995.  Warehousing, assembly and repair expenses

decreased approximately $65, or 2.6%, for the first quarter of 1996 compared to 1995.  The decrease was primarily in field warehousing expenses.  Selling expenses decreased approximately $1,548, or

17.1%, compared to last year.  Salesmen salaries and commissions accounted for the majority of the decrease in the three month period ended February 29, 1996.  This was partially offset by increases in market development and advertising in the Company's cellular wholesale operations.  General and administrative expenses decreased $1,591, or 17.3%, for the three month period ended

February 29, 1996 compared to the same period last year.  Occupancy costs, bad debt, salaries and depreciation accounted for the majority of the decrease.  Most of these decreases were due to the downsizing of the retail operations.

     Operating income increased $495, or 26.6% over last year.  The

Company's retail operations, with fewer outlets compared to last year, increased operating income by $687.  This increase was partially offset by a decrease in operating income of $193 in the wholesale business.  Within the wholesale business, both automotive and cellular experienced a decline in operating income which was partially offset by an increase in operating income in the

Company's majority-owned subsidiary in Malaysia.

     Equity in income of equity investments decreased $1,077 for the three months ended February 29, 1996 compared to the same period last year. This decrease was primarily due to the Company no longer accounting for its investment in CellStar on the equity method.  The change in accounting method was caused by the sale of

CellStar shares during the third quarter of 1995 which reduced the

Company's holdings below 20% and eliminated the Company's

significant influence over CellStar.  During the first quarter of

1995, the Company recorded equity income of CellStar of $972.  If the CellStar sale had occurred on November 30, 1994, net income for the quarter ended February 28, 1995 would have been reduced by approximately $573.  The Company will experience a net loss of equity income from CellStar of approximately $696 when comparing the second quarter 1995 to 1996.  Management fees and related income also decreased compared to last year, entirely due to

Audiovox Pacific experiencing a change in its cellular market.

During the first quarter of 1996, the Australian cellular market demand shifted to a different type of digital technology.  This shift impacted the sales of Audiovox Pacific as it did not have this type of digital equipment in its inventory.  The Company is currently sourcing additional digital product with this type of technology which should provide Audiovox Pacific with adequate digital product in the future.

     Interest expense and bank charges increased by $154, or 7.5%, compared to 1995. Also during the first quarter of 1996, the

Company sold an investment it had in a French distribution company for a pre-tax gain of $985.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at February 29, 1996 was

approximately $3,032 below the November 30, 1995 level.  Operating activities provided approximately $16,513, compared to $1,243 for the first quarter of 1995, primarily due to profitable operations and decreases in both accounts receivable and inventory, offset by an advance to a supplier for product to be delivered in March 1996 and reduced accounts payable and accrued expenses.  Investing activities provided approximately $311, primarily from the proceeds of the sale of an investment, offset by the purchase of property,

plant and equipment.  Financing activities used approximately

$19,850, primarily from repayments of bank obligations.  In

addition, on February 9, 1996, the Company's 10.8% Series AA and

11.0% Series BB Convertible Debentures matured.  The Company paid

$4,362 to holders on that date. The remaining $1,100 were converted into 206,046 shares of Common Stock.

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

Availability of credit under the Credit Agreement is in a maximum aggregate amount of $95,000, is subject to certain conditions and is based upon a formula taking into account the amount and quality of it accounts receivable and inventory.  The Company amended the

Credit Agreement, effective December 22, 1995 and February 9, 1996,

which provided for, among other things, increased interest rates,

which may be reduced under certain circumstances, and a change in the criteria for and method of calculating certain financial covenants in the future as follows:  net income of $2,500 was changed to pre-tax income of $4,000 per annum; the Company must have pre-tax income of $1,500 for the first six months of fiscal

1996; the Company cannot have pre-tax losses of more than $500 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters.  In addition, the Company must maintain a minimum level of total net worth of $100,000, of which a minimum level of $80,000, adjusted for the unrealized holding gain for

CellStar, must be maintained.

     The Company believes that it has sufficient liquidity to

satisfy its anticipated working capital and capital expenditure needs through November 30, 1996 and for the reasonable foreseeable future.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     The action entitled Steve Helms and Cellular Warehouse, Inc.

v. Quintex Mobile, Wachovia Bank, GET Mobilnet, Stan Bailey and

Rick Rasmussen which was instituted on August 31, 1994 in the Court of Common Pleas, Sumter County, South Carolina and in which

plaintiff sought damages of $1,200 plus punitive damages and treble damages and attorneys' fees under the Unfair Trade Practices Act was discontinued with prejudice as to Quintex Mobile on February

12, 1996. This matter was settled in consideration of a nominal payment to the plaintiff.

     On March 15, 1996 and April 4, 1996, Audiovox was served with a complaint and an amended complaint, respectively, in an action entitled Electronics Communications Corp. ("ECC") v. Toshiba

America Consumer Products, Inc. and Audiovox Corporation in which plaintiff seeks injunctive relief and damages against Toshiba and

Audiovox of $16,700 arising out of anti-trust violations, tortious interference with contract and tortious interference with

prospective economic advantage or business relations and monopoly,

all arising out of the termination of ECC's alleged distributorship arrangements with Toshiba.  Audiovox has not yet served its answer or moved with respect to the complaint.  Based on preliminary investigation of the facts to date, management intends to vigorously defend this action as it believes that there are no valid causes of action upon which relief may be granted.

Item 6.   Reports on Form 8-K

     On March 7, 1996, the Company filed a report on Form 8-K dated

February 9, 1996, which reported that:

     (1)  the Company had executed, effective February 9, 1996, a

Second Amendment to the Audiovox Corporation Credit Agreement (the

"Amendment") and a Pledge Agreement relating to the Amendment; and

     (2)  the Company on February 12, 1996, issued a press release announcing that its Series AA 10.8%, $77, and its Series BB 11.0%,

$5,385, Convertible Debentures matured on February 9, 1996 and that as of the close of business on February 9, 1996, only the holder of

$1,100 Series BB Convertible Debentures had exercised its right to convert into 206,046 shares of unregistered Class A Common Stock.

The Series AA, $77 and the remaining Series BB, $4,285, were paid at maturity, thereby extinguishing the conversion rights of these two debentures.

                            SIGNATURES


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

Dated:  April 15, 1996

                                            By:s/Charles M. Stoehr
                                                 Charles M. Stoehr
                                                 Senior Vice President and
                                                 Chief Financial Officer