Form 10-K/A
period 1995-11-30
AUDIOVOX CORP
filed 1996-04-30
CIK 807707

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

Retail

     As of November 30, 1995, the Company operated approximately 30 retail outlets and licensed its trade name to 5 additional retail outlets in selected markets in the United States through which it markets cellular telephones and related products to retail customers under the names Audiovox , American Radio , Quintex and H & H Eastern Distributors ("H&H"). In addition to Audiovox products, these outlets sell competitive products such as Motorola and Nokia.

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

Class A Common Stock
                                                              Average Daily
Fiscal Period                                 High       Low   Trading Volume
1994
 First Quarter . . . . . . . . . . . . . . . $18 3/8    $14 1/4     26,400
 Second Quarter. . . . . . . . . . . . . . .  16         11 7/8     32,600
 Third Quarter . . . . . . . . . . . . . . . .12 3/4      6 1/4     39,600
 Fourth Quarter. . . . . . . . . . . . . . . . 9 3/8      6 3/4     19,600

1995
 First Quarter . . . . . . . . . . . . . . . . 8  1/2     6 3/8     25,300
 Second Quarter. . . . . . . . . . . . . . . . 7          5 1/16    13,500
 Third Quarter . . . . . . . . . . . . . . . . 7  3/8     4 7/16    30,100
 Fourth Quarter. . . . . . . . . . . . . . . . 6 13/16    4 3/8     21,600

Item 6 - Selected Financial Data

Years ended November 30, 1991, 1992, 1993, 1994 and 1995

                       1991            1992        1993             1994         1995
                        (Dollars in thousands, except per share data)

Net sales            $327,966        $343,905      $389,038         $486,448    $500,740
Net income (loss)     (14,658)(a)       7,670(b)     12,224(c)      26,028(e)     (9,256)(g)
Net income (loss)
  per common share,
  primary               (1.63)           0.85(b)       1.35(c)        2.86(e)      (1.02)
Net income per
  common share, fully
  diluted                   -               -          1.25(c)        2.20(e)          -
Total assets           137,082        145,917       169,671        239,098       311,055
Long-term obligations,
  less current
  installments          59,912         55,335        13,610(d)     110,698(f)    142,802
Stockholders' equity    46,696         53,457        65,793         92,034       117,222(h)

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

     During this period, the Company had favorable contracts with several of the major cellular carriers. To capitalize on the growth in the market during 1994, the Company embarked on an expansion program to increase its retail presence in its designated cellular markets. During fiscal 1995, beginning with the first quarter, the market place in which the Quintex retail operations conducted their business was adversely affected by several trends These trends include a slow down in the growth of the cellular market, a desire by the cellular carriers to lower their acquisition costs with lower payments to its individual agents, increased competition by mass merchandisers and the cellular carriers direct sales force, and the overall economic conditions in the U.S. domestic market. As a result of these trends, the Company decided to reduce its retail presence by closing or disposing of all unprofitable Quintex locations throughout the U.S. The result of this plan was a reduction of outlets from 91 to 30. The cost of this closing was approximately $4.0 million during fiscal 1995. Of the $4.0 million charge to income, approximately $1.5 million is related to inventory write-offs, $1.8 million is associated with the lease buy-outs, employee severance pay, the write-off of leasehold improvements and other fixed assets and $700,000 of miscellaneous charges including co-op advertising, deactivation allowances, and anticipated bad debts. The impact of this Quintex reduction program and the overall erosion of the retail market was a decrease in revenue of approximately $21.0 million for fiscal 1995.
     This decrease was due to a decrease in revenues of cellular and non-cellular products of approximately $12.5 million and a decrease in activation commission revenues of approximately $9.3 million, which was partially offset by an increase in residuals of $776,000. During the earlier part of the 1995 fiscal year, prior to the retail program, the Company continued to open and close various retail outlets. During the third quarter of 1995, the Company felt that the erosion of the retail business in certain carrier regions would not allow a return to profitability. It was then decided to close all those locations which had not attained profitability. This further accelerated the reduction of operating revenues and income in the fourth quarter of fiscal 1995. The performance of the retail locations closed during fiscal 1995, which were a part of the retail reduction program and included in the total $21.0 million decrease in revenues for the entire retail group, is as follows:

                                       1993                1994               1995

Net sales                             $14,496             $25,663            $18,077
Operating income (loss)               $ 1,944             $ 1,159            $(1,438)

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

     Management fees and related income and equity in income (loss) of equity investments for 1994 increased by approximately $9.0 million (131%) over fiscal 1993 as outlined in the following table:

                               1993                                     1994
                               Equity                                  Equity
                   Management  Income                    Management     Income
                      Fees     (Loss)      Total            Fees        (Loss)       Total

CellStar             $1,220     $3,927     $5,147             $    -    $13,958      $13,958
ASMC                      -        841        841                  -        932          932
H & H                    70         (6)        64                  -          -            -
Pacific                 613        186        799                435        242          677
Protector                 -          -          -              1,108          -        1,108
TALK                      -          -          -                  -       (819)        (819)
                     $1,903     $4,948     $6,851             $1,543    $14,313      $15,856


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

     Selected unaudited, quarterly financial data of the Registrant for the years ended November 30, 1995 and 1994 appears below:

                                                QUARTER ENDED
                                     Feb. 28      May 31   Aug. 31     Nov. 30
1995
Net sale                             $131,391     105,811  112,177       151,361
Gross profit                           22,586      19,270    7,406 (b)    21,480
Operating expenses                     20,723      19,221   22,552 (c)    17,980
Income (loss) before provision for
  (recovery of) income taxes            1,083      (4,240)  (9,729)(d)       827
Provision for (recovery of) income
  taxes                                   547        (467)  (3,344)          461
Net income (loss)                         536      (3,773)  (6,385)          366
Net income (loss) per share (primary)    0.06       (0.42)   (0.71)         0.04
Net income per common share (fully
  diluted)                               0.06       (0.42)   (0.71)         0.04

1994
Net sales                            $115,337     116,272  109,719       145,120
Gross profit                           22,178      21,678   20,219        20,836
Operating expenses                     16,923      18,421   17,797        21,284
Income (loss) before provision for
  income taxes and extra ordinary
  item                                 42,640 (a)   2,439    2,533        (1,078)
Provision for (recovery of) for
  income taxes                         18,477       1,002    1,013          (164)
Income (loss) before cumulative effect
  of change in accounting principle    24,163       1,437    1,520          (914)
Cumulative effect of change in
  accounting principle                   (178)          -       -              -
Net income (loss)                      23,985       1,437    1,520          (914)
Net income (loss) per share (primary):
  Income (loss) before cumulative
    effect                               2.63        0.16     0.17         (0.10)
  Cumulative effect                     (0.02)          -        -             -
  Net income (loss)                      2.61        0.16     0.17         (0.10)
Net income (loss) per common share
  (fully diluted):
  Income (loss) before cumulative
    effect                               2.38        0.15     0.16         (0.10)
  Cumulative effect                     (0.02)          -        -             -
  Net income (loss)                      2.36        0.15     0.16         (0.10)

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

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years Ended November 30, 1993, 1994 and 1995
                                 (In thousands)

                                                       1993      1994        1995
Cash flows from operating activities:
  Net income (loss)                                  $ 12,224  $ 26,028  $ (9,256)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation and amortization                        3,863     4,299     4,100
   Provision for bad debt expense                         230       (21)    1,816
   Equity in income of equity investments              (4,948)   (3,748)   (2,781)
   Minority interest                                      (22)       96       225
   Gain on sale of equity investment                        -   (27,783)   (8,435)
   Gain on public offering of equity investment             -   (10,565)        -
   Provision for (recovery of) deferred income taxes, net of
     extraordinary item                                (2,311)    6,140    (5,158)
   Provision for unearned compensation                      -       268       240
   Expense relating to issuance of warrants                 -         -     2,921
   Loss on disposal of property, plant and equipment, net   -         -       246
   Cumulative effect of change in accounting for income taxes         -       178    -
  Changes in:
     Accounts receivable                               (6,266)  (20,337)   (4,468)
     Note receivable from equity investment                 -         -    (5,097)
     Inventory                                        (13,849)  (18,701)  (16,950)
     Income taxes receivable                              451       229         -
     Accounts payable, accrued expenses and other current
       liabilities                                      8,076     3,675       488
     Income taxes payable                               1,632    (1,395)    1,623
     Prepaid expenses and other, net                     (193)   (4,171)      250
        Net cash used in operating activities          (1,113)  (45,808)  (40,236)

Cash flows from investing activities:
  Purchase of equity investments                            -    (6,016)        -
  Purchases of property, plant and equipment, net      (1,346)   (2,611)   (2,722)
  Notes receivable from equity investment                   -     7,973         -
  Net proceeds from sale of equity investment               -    29,433    17,250
  Purchase of business                                      -      (148)        -
  Proceeds from distribution from equity investment         -         -       267
    Net cash (used in) provided by investing activities          (1,346)   28,631   14,795

Cash flows from financing activities:
  Net borrowings (repayments) under line of credit agreements     4,616    (8,613)19,577
  Net borrowings (repayments) under documentary acceptances       2,832   (10,833)7,120
  Principal payments on long-term debt                 (6,127)  (17,411)      (11)
  Debt issuance costs                                    (177)   (5,315)     (714)
  Proceeds from exercise of stock options                 176       170         -
  Principal payments on capital lease obligation         (165)     (175)     (233)
  Proceeds from issuance of long-term debt                  -    65,000       675
  Proceeds from issuance of notes payable                   -    10,045         -
  Payment of note payable                                   -    (5,000)        -
  Restricted cash                                           -    (6,559)        -
  Proceeds from release of restricted cash                  -         -       600
     Net cash provided by financing activities          1,155    21,309    27,014
  Effect of exchange rate changes on cash                 (10)       (9)        8
Net increase (decrease) in cash and cash equivalents   (1,314)    4,123     1,581
Cash and cash equivalents at beginning of period        2,686     1,372     5,495
Cash and cash equivalents at end of period           $  1,372  $  5,495  $  7,076

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

    During 1994, the Company granted the majority owner of CellStar (the Investor) an option (the Option) to purchase
<PAGE.
    250,000 shares of CellStar Common Stock which is exercisable through December 3, 1996, in whole and not in part, at an exercise price of $13.80 per share. As of November 30, 1995, the Investor has the right to vote up to 1,300,000 shares of CellStar Common Stock owned by the Company pursuant to a voting rights agreement entered into during 1994. The number of shares of CellStar Common Stock the Investor is entitled to vote is subject to reduction to the extent the Investor sells his shares of CellStar Common Stock (with certain exceptions) or exercises the Option. Subsequent to November 30, 1995, the voting rights granted to the Investor by the Company expired. During the term of the Option and the voting rights agreement, the Company cannot transfer its shares of CellStar Common Stock which are held subject to those agreements.

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

         The Credit Agreement contains several covenants requiring, among other things, minimum annual levels of net income and minimum quarterly levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. At November 30, 1995, the Company was not in compliance with a financial covenant which was waived. As of the date of the issuance of the financial statements, the Company's creditors lost their right to call the bank obligations as of November 30, 1995. Subsequent to November 30, 1995, the Company amended the Credit Agreement, effective December 22, 1995 and February 9, 1996, which provided for, among other things, increased interest rates, which may be reduced under certain circumstances, and a change in the criteria for and method of calculating certain financial covenants in the future. At November 30, 1995, the Company was in compliance with the new covenants.

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

     A reconciliation of the provision for (recovery of) income taxes attributable to income (loss) from continuing operations computed at the Federal statutory rate to the reported provision for income taxes attributable to income (loss) from continuing operations is as follows:

                                                     November 30,
                                          1993               1994                  1995

Tax provision (recovery) at
  Federal statutory rates          $5,335     35.0%     $16,287    35.0%      $(4,221)       35.0%
Undistributed earnings (loss)
   from equity investments         (1,437)    (9.4)       1,558     3.4           411        (3.5)
State income taxes, net of
  Federal benefit                     645      4.2        1,854     4.0          (415)        3.4
Increase in beginning-of-the-
  year balance of the valuation
  allowance for deferred tax
  assets                                -        -          306      .7           644        (5.3)
Foreign tax rate differential         238      1.6           (7)    (.1)          (34)        0.3
Expense relating to the
  issuance of warrants                  -        -            -       -         1,022        (8.5)
Other, net                            410      2.7          330      .7          (210)        1.8
                                    5,191     34.1       20,328    43.7        (2,803)       23.2
Utilization of net operating
  loss carryforwards               (2,173)   (14.3)           -       -             -           -
                                   $3,018     19.8%     $20,328    43.7%      $(2,803)       23.2 %

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

         The Company will adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", on December 1, 1996.

         Information regarding the Company's stock option plans is summarized below:

                                           1987            1993           1994
                                          Stock           Stock          Stock
                                          Option          ption         Option
                                           Plan            Plan          Plan

     Shares under option:
      Outstanding at
        December 1, 1992                   157,500             -           -
        Granted                                  -             -           -
          Exercised                        (16,000)            -           -
          Canceled                               -             -           -
      Outstanding at
        November 30, 1993                  141,500             -           -
          Granted                                -       188,500           -
          Exercised                        (15,500)            -           -
          Canceled                          (1,000)         (500)          -
      Outstanding at
        November 30, 1994                  125,000       188,000           -
          Granted                                -             -     279,000
          Exercised                              -             -           -
          Canceled                          21,000        12,750           -
      Outstanding at
        November 30, 1995                  104,000       175,250     279,000

      Options exercisable,
        November 30, 1995                  104,000        15,750           -

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

Consolidated Statements of Stockholders' Equity of Audiovox
Corporation and Subsidiaries for the Years Ended November 30, 1993,
1994 and 1995.

Consolidated Statements of Cash Flows of Audiovox Corporation and
Subsidiaries for the Years Ended November 30, 1993, 1994 and 1995.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 1993, 1994 and 1995.

Independent Auditors' Report on Financial Statement Schedules

            SCHEDULE                                PAGE
            NUMBER            DESCRIPTION         NUMBER

              II      Valuation and Qualifying      84
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

     EXHIBIT
     NUMBER    DESCRIPTION

     11 Statement of Computation of Income (Loss) Per Common Share (Page 84 herein).

     21        Subsidiaries of the Registrant (Page 85 herein).

     23        Independent Auditors' Consent (Page 86 herein).

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

                                   AUDIOVOX CORPORATION



April 30, 1996                          BY:s/John J. Shalam
                                        John J. Shalam, President
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature                  Title                      Date


s/John J. Shalam           President;                 April 30, 1996
John J. Shalam             Chief Executive Officer
                           (Principal Executive
                           Officer) and Director


s/Philip Christopher       Executive Vice President   April 30, 1996
Philip Christopher         and Director



s/Charles M. Stoehr        Senior Vice President,     April 30, 1996
Charles M. Stoehr          Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer) and
                           Director



s/Patrick M. Lavelle       Director                   April 30, 1996
Patrick M. Lavelle



s/Martin Novick            Director                   April 30, 1996
Martin Novick



s/Ann Boutcher             Director                   April 30, 1996
Ann Boutcher



s/Gordon Tucker            Director                   April 30, 1996
Gordon Tucker



s/Irving Halevy            Director                   April 30, 1996
Irving Halevy

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