Form 10-Q
period 1996-05-31
AUDIOVOX CORP
filed 1996-07-15
CIK 807707

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For Quarter Ended    May 31, 1996

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

     Class                  Outstanding at July 10, 1996

     Class A Common Stock          6,983,834 Shares
     Class B Common Stock          2,260,954 Shares

                       AUDIOVOX CORPORATION

                            I N D E X
                                                           Page
                                                          Number

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements:

          Consolidated Balance Sheets at
          November 30, 1995 and May 31, 1996
          (unaudited)                                            3

          Consolidated Statements of Income (Loss)
          for the Three Months and Six Months Ended
          May 31, 1995 and May 31, 1996 (unaudited)              4

          Consolidated Statements of Cash Flows
          for the Six Months Ended May 31, 1995 and
          May 31, 1996 (unaudited)                               5

          Notes to Consolidated Financial Statements             6-7

ITEM 2    Management's Discussion and Analysis of
          Financial Operations and Results of
          Operations                                            8-20

PART II   OTHER INFORMATION

ITEM 6    Reports on Form 8-K                                     20

          SIGNATURES                                             21

              AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In thousands, except share data)

                                                 November 30,     May 31,
                                                     1995               1996
                                                         (unaudited)
Assets
Current Assets:
 Cash and cash equivalents                         $   7,076    $   8,326
 Accounts receivable, net                             96,930       88,476
 Inventory, net                                      100,422       93,331
 Receivable from vendor                                5,097       10,857
 Prepaid expenses and other current assets             5,443        6,875
 Deferred income taxes                                 5,287        4,722
 Restricted cash                                       5,959            -
    Total current assets                             226,214      212,587
 Investment securities                                62,344       24,047
 Equity investments                                    8,527        8,524
 Property, plant and equipment, net                    6,055        6,164
 Debt issuance costs, net                              4,235        3,757
 Excess cost over fair value of assets
   acquired and other intangible assets, net             943          883
 Other assets                                          2,737        2,562

                                                   $ 311,055    $ 258,524

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                  $  17,844    $  19,811
 Accrued expenses and other current liabilities       16,800       18,367
 Income taxes payable                                  2,455        2,861
 Bank obligations                                        761       34,140
 Documentary acceptances                               7,120        8,590
 Current installments of long-term debt                5,688           80
    Total current liabilities                         50,668       83,849
Bank obligations                                      49,000            -
Deferred income taxes                                 23,268        8,659
Long-term debt, less current installments             70,534       70,206
    Total liabilities                                193,470      162,714
Minority interest                                        363          606

Stockholders' equity:
 Preferred stock                                       2,500        2,500
 Common Stock:
   Class A; 30,000,000 authorized; 6,777,788 and
     6,983,834 issued on November 30, 1995,
     May 31, 1996, respectively                           68           70
   Class B; 10,000,000 authorized; 2,260,954
     issued                                               22           22
 Paid-in capital                                      42,876       44,132
 Retained earnings                                    40,998       41,626
 Cumulative foreign currency translation
   and adjustment                                       (963)      (1,123)
 Unrealized gain on marketable securities, net        31,721        7,977
    Total stockholders' equity                       117,222       95,204
Commitments and contingencies
Total liabilities and stockholders' equity         $ 311,055    $ 258,524

See accompanying notes to consolidated financial statements.

                   AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Loss)
               (In thousands, except share and per share data)

                                     Three Months Ended       Six Months Ended
                                         May 31,                   May 31,
                                      1995         1996        1995      1996
                                       (unaudited)                (unaudited)


Net sales                            $  105,811 $  141,194 $  237,201 $  263,687

Cost of sales                            86,541    119,608    195,344    222,224

   Gross profit                          19,270     21,586     41,857     41,463

Operating expenses:

 Selling                                  8,084      8,808     17,140     16,317
 General and administrative               8,772      7,888     17,969     15,493
 Warehousing, assembly and repair         2,365      2,651      4,835      5,056

                                         19,221     19,347     39,944     36,866

Operating income                             49      2,239      1,913      4,597

Other income (expenses):

 Interest and bank charges               (2,661)    (2,010)    (4,711)    (4,214)
 Equity in income of equity investments   1,215        305      2,402        415
 Management fees and related income         320        100        716        150
 Gain on sale of investment                   -          -          -        985
 Expense related to issuance of
   warrants                              (2,921)         -     (2,921)         -
 Other, net                                (242)      (208)      (556)      (417)

                                         (4,289)    (1,813)    (5,070)    (3,081)

Income (loss) before provision for
 (recovery of) income taxes              (4,240)       426     (3,157)     1,516

Provision for (recovery of) income
  taxes                                    (467)       276         79        888

Net income (loss)                    $   (3,773)$      150 $   (3,236) $     628

Net income (loss) per common share
 (primary)                           $    (0.42)$     0.02 $    (0.36) $     0.07

Net income (loss) per common share
 (fully diluted)                     $    (0.42)$     0.02 $    (0.36) $     0.07

Weighted average number of common
 shares outstanding, primary          9,038,742  9,285,188  9,038,742    9,285,188

Weighted average number of common
 shares outstanding, fully diluted    9,038,742  9,339,475  9,038,742    9,332,531



See accompanying notes to consolidated financial statements.

             AUDIOVOX CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                         (In thousands)


                                                            Six Months Ended
                                                                  May 31,
                                                         1995                1996
                                                            (unaudited)
Cash flows from operating activities:
 Net income (loss)                                     $ (3,236)           $    628
 Adjustments to reconcile net income to net
   cash used in operating activities:
   Depreciation and amortization                          1,988               1,628
   Provision for bad debt expense                           603                 107
   Equity in income of equity investments                (2,402)               (415)
   Minority interest                                         57                 243
   Gain on sale of investment                                 -                (985)
   Provision for (recovery of) deferred income
     taxes, net                                            (245)                509
   Provision for unearned compensation                      151                 159
   Expense related to issuance of warrants                2,921                   -
   Gain on disposal of property, plant and
     equipment, net                                           -                  (9)
 Changes in:
   Accounts receivable                                   18,803               8,380
   Inventory                                            (43,849)              7,165
   Accounts payable, accrued expenses and other
     current liabilities                                 (3,190)              3,403
   Receivable from vendor                                     -              (5,760)
   Income taxes payable                                    (280)                398
   Prepaid expenses and other assets                     (5,312)             (1,392)
     Net cash (used in) provided by operating
      activities                                        (33,991)             14,059

Cash flows from investing activities:
 Purchases of property, plant and equipment, net         (1,290)             (1,132)
 Proceeds from sale of investment                             -               1,000
 Proceeds from distribution from equity investment           95                 198
     Net cash (used in) provided by investing
      activities                                         (1,195)                 66

Cash flows from financing activities:
 Net borrowings (repayments) under line of credit
   agreements                                            24,638             (15,631)
 Net borrowings under documentary acceptances             9,836               1,470
 Principal payments on long-term debt                         -              (4,380)
 Debt issuance costs                                       (642)               (141)
 Principal payments on capital lease obligation            (130)               (145)
 Proceeds from release of restricted cash                   300               5,959
     Net provided by (cash used) in financing
      activities                                         34,002             (12,868)
 Effect of exchange rate changes on cash                    (11)                 (7)

Net decrease in cash and cash equivalents                (1,195)              1,250

Cash and cash equivalents at beginning of period          5,495               7,076

Cash and cash equivalents at end of period             $  4,300            $  8,326

See accompanying notes to consolidated financial statements.

              AUDIOVOX CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

          Six Months Ended May 31, 1995 and May 31, 1996

  (Dollars in thousands, except share and per share data)

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the "Company") as of November 30, 1995 and
     May 31, 1996 and the results of operations and consolidated statements of cash flows for the six month periods ended May 31, 1995 and May 31, 1996.

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

(3) The following is supplemental information relating to the consolidated statements of cash flows:

                                                    Six Months Ended
                                                         May 31,
                                                      1995       1996

     Cash paid during the period:
      Interest (excluding bank
        charges)                                       $3,950      $3,652
      Income taxes                                     $  675      $  142

     On February 9, 1996, the Company's 10.8% Series AA and 11.0%
     Series BB Convertible Debentures matured.  As of February 9,
     1996, $1,100 of the Series BB Convertible Debentures converted into 206,046 shares of Common Stock.

     As of May 31, 1996, the Company recorded an unrealized holding loss relating to available-for-sale marketable securities, net of deferred taxes, of $23,744 as a separate component of stockholders' equity.

(4) Receivable from vendor includes $7,000 advanced to TALK Corporation (TALK), a vendor who is also a 33%-owned equity investment. This advance is for inventory which will be delivered to the Company during June 1996. In addition, TALK owes the Company $3,857 for claims on late deliveries, product modifications and price protection. These claims will be paid in monthly installments, with interest, with the final payment due November 1996.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of earnings, expressed as percentages of net sales:

                                    Three Months Ended    Six Months Ended
                                           May 31,             May 31,
                                      1995      1996      1995       1996


Net sales                             100.0%    100.0%    100.0%     100.0%
Gross profit                           18.2      15.3      17.6       15.7
Operating expenses                     18.2      13.7      16.8       14.0
Income (loss) before provision
 for (recovery of) income taxes        (4.0)      0.3      (1.3)       0.6
Net income (loss)                      (3.6)      0.1      (1.4)       0.2

     Net sales by product line for the three and six month periods ended May 31, 1995 and May 31, 1996 are reflected in the following table:

                                   Three Months Ended    Six Months Ended
                                          May 31,             May 31,
                                     1995      1996      1995       1996

Cellular product - wholesale         $ 46,461  $ 77,285  $118,042  $147,779
Cellular product - retail               4,499     1,768    10,539     3,534
Activation commissions                  8,796     7,821    22,232    17,601
Residual fees                           1,137     1,184     2,223     2,417
     Total Cellular                    60,893    88,058   153,036   171,331

Automotive sound equipment             26,550    26,862    51,079    46,160
Automotive security and
 accessory equipment                   18,365    25,465    33,071    44,483
Other                                       3       809        15     1,713
                                     $105,811  $141,194  $237,201  $263,687

RESULTS OF OPERATIONS
     Net sales increased by approximately $35,383, or 33.4%, for the three month period ended May 31, 1996, compared to the same period last year. This result was attributable to increases in net sales from all of the Company's product lines: cellular of approximately $27,165, or 44.6%, automotive sound equipment of approximately $312, or 1.2%, and automotive security and accessory equipment of approximately $7,100, or 38.7%. In addition, the Company's recently introduced line of leisure products, comprised mostly of home and portable stereo/cassette/CD changers, had net sales of approximately $800 for the quarter.
     Net sales increased approximately $26,486, or 11.2%, for the six months ended May 31, 1996 compared to the same period last year. Both cellular and automotive security and accessory equipment sales increased over last year by approximately $18,295 (12.0%) and $11,412 (34.5%), respectively. These increases were partially offset by a decline in sales of automotive sound equipment of approximately $4,919, or 9.6%. In addition, the Company's new line of leisure products had sales of approximately $1,496 for the first six months of 1996.
     The increase in cellular sales for the second quarter of 1996 was primarily due to unit sales increasing to approximately 451,500 units, a 121.8% increase over the same period last year. The favorable increase in unit sales was partially offset by a 25.5% decrease in average unit selling prices. For the six months ended May 31, 1996, unit sales increased by approximately 317,000 units, or 63.1%, over the first six months of 1995. During this same period of time, average selling prices declined 25.2%.
     During the latter part of 1995, the Company decided to close a substantial number of its retail outlets which were either marginally profitable or unprofitable. As of May 31, 1996, the Company was operating 30 retail outlets compared to 71 on May 31, 1995. Consequently, with fewer retail operations to activate new telephones, the number of subscriber activations decreased by approximately 19.3% and 29.0% for the three and six months ended May 31, 1996, respectively, compared to last year. Activation commissions received by the Company decreased 11.1% and 20.8% for the three and six month periods ended May 31, 1996, respectively, compared to the same period last year. However, the average commission earned per activation increased 10.2% and 11.6% for the same periods last year, respectively. In addition, residuals increased 4.1% for the quarter and 8.8% year-to-date compared to last year. The residual customer base is unaffected by the closing of retail outlets, as the majority of the residual agreements are not entered into with specific retail locations.
     Net sales of automotive sound equipment increased by approximately $312, or 1.2%, and decreased by approximately $4,919, or 9.6%, for the three and six month periods ended May 31, 1996, compared to the same period in 1995, respectively. The increase for the three months ended May 31, 1996 was due to an increase in sales by the Company's international ventures, the majority of such revenue being attributed to sales by its Malaysian venture. This increase was offset by lower sales in the AV product line, which is sold primarily through mass merchandisers and catalog showrooms, Prestige Audio and SPS product lines. The decrease for the six months was primarily due to a decrease in sales of products sold to mass merchandise chains and catalog showrooms. Automotive sound sales also decreased in the truck and agricultural vehicle markets, the Prestige and SPS audio product lines. These decreases were partially offset by an increase in sales to private label customers and in sales by the Company's international companies. Net sales of automotive security and accessory products increased approximately $7,100, or 38.7%, and $11,412, or 34.5%, for the
three and six month periods ended May 31, 1996, compared to the same period in 1995, respectively. The increases were principally due to improved sales of Prestige vehicle security products, Protector Hardgoods, cruise controls and increased sales in the Company's Malaysian venture, both for the three and six month periods. These increases were partially offset by reductions in net sales of the Company's security lines sold to mass merchandisers and catalog showrooms.
     Gross margins for the quarter ended May 31, 1996 declined to 15.3% from 18.2% for the same period in 1995. For the six months ended May 31, 1996, gross margins declined to 15.7% from 17.6% for 1995. This reflects the continuing decline of gross margins experienced by the Company, primarily in the cellular and automotive accessories product categories.
     For the three months ended May 31, 1996, cellular gross margins were 11.4% compared to 15.7% for the same period last year. The decline in cellular margins is a result of the continuing decline of unit selling prices due to increased competition and the introduction of lower-priced units. The average unit selling price for the three months was 25.5% lower at May 31, 1996 compared to May 31, 1995. Gross margins declined to 12.2% from 14.7% for the six month period compared to last year. There was a corresponding decrease of 25.2% in average unit selling prices. As previously discussed, the decline in new subscriber activations and activation commissions also contributed to the decline in cellular gross profits.
     The Company believes that the cellular market will continue to be a highly-competitive, price-sensitive environment. Cellular service providers will continue to try to lower their product costs to the end user which will continue to put pressure on unit selling prices. The Company has negotiated, and is continuing to negotiate, lower inventory purchasing costs for both its existing models and new products. However, increased price competition related to the Company's product could result in additional downward pressure on gross margins. In the future, the Company may have to adjust the carrying value of its inventory if selling prices continue to decline and it is unable to obtain competitively-priced product from its suppliers.
     Automotive sound margins increased to 20.4% from 17.1% for the quarter ended May 31, 1996 compared to the same quarter last year. Year-to-date margins increased to 20.1% from 19.5%. The increase in automotive sound margins was attributable to the Company's international operations, primarily Malaysia. This was partially offset by decreases in AV, SPS and Prestige Audio product lines. Automotive accessory margins decreased to 23.5% from 28.2% for the three month period ended May 31, 1996 compared to the same period in 1995. On a year-to-date basis, automotive accessory margins decreased to 24.9% from 28.3% for the same period last year. These decreases were primarily in the Prestige security and cruise control product lines, partially offset by an increase in the Company's international operations.
     Total operating expenses increased approximately $126, or 0.7%, and decreased approximately $3,078, or 7.7%, for the three and six month periods ended May 31, 1996 compared to the same periods last year. For the second quarter, warehousing, manufacturing and repair expenses increased approximately $286 (12.1%) due to increases in field warehousing expenses, warehouse production expenses and direct labor. Selling expenses increased approximately $724 (9.0%) primarily due to increases in divisional marketing and advertising of approximately $1,577, trade show and travel expenses. These increases were partially offset by decreases in salesmen's salaries, commissions and payroll taxes. General and administrative expenses decreased approximately $884 (10.1%) primarily in occupancy costs, telephone, depreciation and office expenses. These decreases were partially offset by increases in travel and professional fees. A large part of the decrease in occupancy and related expenses is attributable to the closing of many retail outlets.
     For the six months ended May 31, 1996, warehousing, manufacturing, and repair expenses increased approximately $221 (4.6%) due to increases in field warehousing expenses and direct labor, partially offset by a decrease in warehouse production expenses. Selling expenses decreased approximately $823 (4.8%) primarily in salesmen's salaries, commissions and payroll taxes. These decreases were partially offset by increases in divisional marketing and advertising of approximately $1,832, trade show and travel expenses. General and administrative expenses decreased approximately $2,476 (13.8%) primarily in occupancy costs, telephone, depreciation and office expenses. These decreases were partially offset by increases in travel and professional fees. As previously stated, a large part of the decrease in occupancy and related expenses is attributable to the closing of many retail outlets.
     Operating income increased $2,190 and $2,684 over last year for the three and six month periods, respectively. The Company's retail operations, with fewer outlets compared to last year, increased operating income by $1,651 and $965 for the three and six month periods ended May 31, 1996, respectively. The wholesale business, both automotive and cellular, experienced an increase in operating income of $1,032 and $1,226 for the three and six month periods ended May 31, 1996, respectively.
     Equity in income of equity investments decreased $910 and $1,987 for the three six month periods ended May 31, 1996 compared to the same periods last year. This decrease was primarily due to the Company no longer accounting for its investment in CellStar on the equity method. The change in accounting method was caused by the sale of CellStar shares during the third quarter of 1995 which reduced the Company's holdings below 20% and eliminated the Company's significant influence over CellStar. For the three and six months ended May 31, 1995, the Company recorded equity income
of CellStar of $1,074 and $2,046, respectively.   Management fees
and related income also decreased compared to last year, entirely due to Audiovox Pacific experiencing a change in its cellular market. During the first quarter of 1996, the Australian cellular market demand shifted to a different type of digital technology. This shift impacted the sales of Audiovox Pacific as it did not have this type of digital equipment in its inventory. The Company is currently sourcing additional digital product with this type of technology which should provide Audiovox Pacific with adequate digital product in the future.
     Interest expense and bank charges decreased by $651 and $497 for the three and six month periods ended May 31, 1996 compared to 1995, respectively, primarily due to reduced interest-bearing borrowings, partially offset by an increase in interest rates.
     Income (loss) before provision for (recovery of) income taxes was $426 and $1,516 for the three and six month periods ended May 31, 1996, a $4,666 and $4,673 increase over the same periods last year, respectively. However, during 1996, the Company's Canadian operations have experienced losses which can no longer be offset against profits in the United States due to all Canadian tax carrybacks being fully utilized. As a result, the Company must add the Canadian losses back when computing its provision for income taxes. This has resulted in the Company providing approximately $276 and $888 in income taxes on consolidated taxable income of $426 and $1,516 for the three and six months ended May 31, 1996, respectively. The Company is in the process of reorganizing its Canadian operations.
LIQUIDITY AND CAPITAL RESOURCES
     The Company's cash position at May 31, 1996 was approximately $1,250 above the November 30, 1995 level. Operating activities provided approximately $14,059, compared to an operating cash deficit of $33,991 for the six months ended May 31, 1995, primarily due to profitable operations and decreases in both accounts receivable and inventory, offset by an advance to a supplier for product to be delivered in June 1996 and reduced accounts payable and accrued expenses. Investing activities provided approximately $66, primarily from the proceeds of the sale of an investment, offset by the purchase of property, plant and equipment. Financing activities used approximately $12,868, primarily from repayments of bank obligations. In addition, on February 9, 1996, the Company's 10.8% Series AA and 11.0% Series BB Convertible Debentures matured. The Company paid $4,362 to holders on that date. The remaining $1,100 was converted into 206,046 shares of Common Stock.
     On May 5, 1995, the Company entered into an amended and restated Credit Agreement ("Credit Agreement") with five banks, including Chemical Bank which acts as agent for the bank group, which provides that the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations are also secured by a pledge agreement entered into by the Company for 1,075,000 shares of CellStar Common Stock. Availability of credit under the Credit Agreement is in a maximum aggregate amount of $95,000, is subject to certain conditions and is based upon a formula taking into account the amount and quality of it accounts receivable and inventory. The Company amended the

Credit Agreement, effective December 22, 1995 and February 9, 1996, which amendments provided for, among other things, increased interest rates, which may be reduced under certain circumstances, and a change in the criteria for and method of calculating certain financial covenants in the future as follows: net income of $2,500 was changed to pre-tax income of $4,000 per annum; the Company must have pre-tax income of $1,500 for the first six months of fiscal 1996; the Company cannot have pre-tax losses of more than $500 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters. In addition, the Company must maintain a minimum level of total net worth of $100,000, of which a minimum level of $80,000, adjusted for the unrealized holding gain for CellStar, must be maintained.
     Effective May 13, 1996, the Company executed a Third Amendment to the Credit Agreement and a Pledge Agreement Amendment and Supplement. The Amendment amends the Credit Agreement to provide that the Company shall not permit (i) Consolidated Net Worth to be less than $90,000 at any time or (ii) Consolidated Adjusted Net Worth to be less than $80,000 at any time. The Pledge Agreement Amendment and Supplement increases the number of shares of CellStar stock pledged by Audiovox Holding Corp. by 1,050,000 additional shares. The total number of shares pledged by Audiovox Holding Corp., as increased, is 2,125,000.

     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1996 and for the reasonable foreseeable future.

PART II - OTHER INFORMATION

Item 6.   Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended May 31, 1996.

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

Dated:  July 15, 1996

                         By:s/Charles M. Stoehr
                              Charles M. Stoehr
                              Senior Vice President and
                              Chief Financial Officer