Form 10-Q
period 1996-08-31
AUDIOVOX CORP
filed 1996-10-04
CIK 807707

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For Quarter Ended    August 31, 1996

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

     Class                  Outstanding at September 30, 1996

     Class A Common Stock          7,233,834 Shares

     Class B Common Stock          2,260,954 Shares

                       AUDIOVOX CORPORATION

                            I N D E X
                                                           Page
                                                          Number

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements:

          Consolidated Balance Sheets at
          November 30, 1995 and August 31, 1996
          (unaudited)                                            3

          Consolidated Statements of Income (Loss)
          for the Three Months and Nine Months Ended
          August 31, 1995 and August 31, 1996
          (unaudited)                                            4

          Consolidated Statements of Cash Flows
          for the Nine Months Ended August 31, 1995
          and August 31, 1996 (unaudited)                         5

          Notes to Consolidated Financial Statements             6-7

ITEM 2    Management's Discussion and Analysis of
          Financial Operations and Results of
          Operations                                            8-20

PART II   OTHER INFORMATION

ITEM 6    Reports on Form 8-K                                     21

          SIGNATURES                                             22

              AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In thousands, except share data)

                                                  November 30,   August 31,
                                                     1995           1996
                                                         (unaudited)
Assets
Current Assets:
 Cash and cash equivalents                         $   7,076    $   6,509
 Accounts receivable, net                             96,930       86,485
 Inventory, net                                      100,422       94,744
 Receivable from vendor                                5,097       12,120
 Prepaid expenses and other current assets             5,443        6,981
 Deferred income taxes                                 5,287        4,661
 Restricted cash                                       5,959            -
    Total current assets                             226,214      211,500
 Investment securities                                62,344       20,781
 Equity investments                                    8,527        8,522
 Property, plant and equipment, net                    6,055        6,760
 Debt issuance costs, net                              4,235        3,689
 Excess cost over fair value of assets
   acquired and other intangible assets, net             943          850
 Other assets                                          2,737        2,772

                                                   $ 311,055    $ 254,874

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                  $  17,844    $  19,501
 Accrued expenses and other current liabilities       16,800       20,289
 Income taxes payable                                  2,455        3,552
 Bank obligations                                        761        2,000
 Documentary acceptances                               7,120        2,662
 Current installments of long-term debt                5,688           68
    Total current liabilities                         50,668       48,072
Bank obligations                                      49,000       34,098
Deferred income taxes                                 23,268        7,518
Long-term debt, less current installments             70,534       70,181
    Total liabilities                                193,470      159,869
Minority interest                                        363          836

Stockholders' equity:
 Preferred stock                                       2,500        2,500
 Common Stock:
   Class A; 30,000,000 authorized; 6,777,788 and
     6,983,834 issued on November 30, 1995 and
     August 31, 1996, respectively                        68           70
   Class B; 10,000,000 authorized; 2,260,954
     issued                                               22           22
 Paid-in capital                                      42,876       44,201
 Retained earnings                                    40,998       42,393
 Cumulative foreign currency translation
   and adjustment                                       (963)        (969)
 Unrealized gain on marketable securities, net        31,721        5,952
    Total stockholders' equity                       117,222       94,169
Commitments and contingencies
Total liabilities and stockholders' equity         $ 311,055    $ 254,874


See accompanying notes to consolidated financial statements.

                   AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Loss)
               (In thousands, except share and per share data)


                                      Three Months Ended     Nine Months Ended
                                          August 31,              August 31,
                                        1995       1996        1995      1996
                                          (unaudited)                (unaudited)

Net sales                            $  112,177 $  142,828 $  349,378 $  406,515

Cost of sales (includes an inventory
 write-down to market of $9,300 in
 1995)                                  104,771    118,189    300,115    340,413

   Gross profit                           7,406     24,639     49,263     66,102

Operating expenses:
 Selling                                  8,583      9,820     25,723    26,137
 General and administrative              11,518      8,274     29,486    23,767
 Warehousing, assembly and repair         2,451      2,817      7,286      7,874

                                         22,552     20,911     62,495     57,778

Operating income (loss)                 (15,146)     3,728    (13,232)     8,324

Other income (expenses):
 Interest and bank charges               (2,595)    (2,193)    (7,306)   (6,407)
 Equity in income of equity investments     210        135      2,612       550
 Management fees and related income        (354)         7        362       157
 Gain on sale of investment               8,435          -      8,435       985
 Expense related to issuance of
   warrants                                   -          -     (2,921)        -
 Other, net                                (279)      (102)      (836)      (519)

                                          5,417     (2,153)       346     (5,234)

Income (loss) before provision for
 (recovery of) income taxes              (9,729)     1,575    (12,886)    3,090

Provision for (recovery of) income
  taxes                                  (3,344)       808     (3,265)    1,696

Net income (loss)                    $   (6,385)$      767 $   (9,621)$   1,394

Net income (loss) per common share
 (primary)                           $    (0.71)$     0.08 $    (1.06) $   0.15

Net income (loss) per common share
 (fully diluted)                     $    (0.71)$     0.08 $    (1.06) $   0.15

Weighted average number of common
 shares outstanding, primary          9,038,742  9,285,188   9,038,742  9,285,188

Weighted average number of common
 shares outstanding, fully diluted    9,038,742  9,325,588  9,038,742   9,330,217


See accompanying notes to consolidated financial statements.

             AUDIOVOX CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                         (In thousands)


                                                           Nine Months Ended
                                                             August 31,
                                                         1995                  1996
                                                            (unaudited)
Cash flows from operating activities:
 Net income (loss)                                     $ (9,621)           $  1,394
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in)operating activities:
   Depreciation and amortization                          3,008               2,433
   Provision for bad debt expense                         1,181                 249
   Equity in income of equity investments                (2,612)               (550)
   Minority interest                                        142                 473
   Gain on sale of investment                            (8,435)               (985)
   Provision for (recovery of) deferred income
     taxes, net                                          (7,300)                670
   Provision for unearned compensation                      250                 228
   Expense related to issuance of warrants                2,921                   -
   Gain on disposal of property, plant and
     equipment, net                                           -                 (13)
   Other non-cash charges to income                          (8)                  -
 Changes in:
   Accounts receivable                                   18,653              10,251
   Inventory                                            (35,473)              5,785
   Accounts payable, accrued expenses and other
     current liabilities                                 (4,272)              4,985
   Receivable from vendor                                (3,954)             (7,022)
   Income taxes payable                                   3,294               1,087
   Prepaid expenses and other assets                     (9,476)             (1,580)
     Net cash provided by (used in) operating
      activities                                        (51,702)             17,405

Cash flows from investing activities:
 Purchases of property, plant and equipment, net         (1,402)             (2,240)
 Proceeds from sale of investment                        17,250               1,000
 Proceeds from distribution from equity investment          198                 317
     Net cash provided by (used in) investing
      activities                                         16,046                (923)

Cash flows from financing activities:
 Net borrowings (repayments) under line of credit
   agreements                                            29,130             (13,676)
 Net borrowings under documentary acceptances             5,800              (4,458)
 Principal payments on long-term debt                         -              (4,389)
 Debt issuance costs                                       (675)               (323)
 Principal payments on capital lease obligation            (190)               (158)
 Proceeds from release of restricted cash                   450               5,959
     Net cash provided by (used in) financing
      activities                                         34,515             (17,045)
 Effect of exchange rate changes on cash                      7                  (4)
Net decrease in cash and cash equivalents                (1,134)               (567)

Cash and cash equivalents at beginning of period          5,495               7,076

Cash and cash equivalents at end of period             $  4,361            $  6,509

See accompanying notes to consolidated financial statements.

              AUDIOVOX CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

      Nine Months Ended August 31, 1995 and August 31, 1996

  (Dollars in thousands, except share and per share data)

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the "Company") as of November 30, 1995 and August 31, 1996 and the results of operations and consolidated statements of cash flows for the nine month periods ended August 31, 1995 and August 31, 1996.

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

(3) The following is supplemental information relating to the consolidated statements of cash flows:

                                                     Nine Months Ended
                                                          August 31,
                                                       1995         1996

     Cash paid during the period:
      Interest (excluding bank
        charges)                                       $5,393        $4,219
      Income taxes                                     $  722              $  193

     On February 9, 1996, the Company's 10.8% Series AA and 11.0%
     Series BB Convertible Debentures matured.  As of February 9,
     1996, $1,100 of the Series BB Convertible Debentures converted into 206,046 shares of Common Stock.

     As of August 31, 1996, the Company recorded an unrealized holding loss relating to available-for-sale marketable securities, net of deferred taxes, of $25,769 as a separate component of stockholders' equity.

(4) Receivable from vendor includes $8,767 prepaid to TALK Corporation (TALK), a vendor who is also a 33%-owned equity investment. This prepayment is for inventory which was delivered to the Company during September 1996. In addition, TALK owes the Company $3,353 for claims on late deliveries, product modifications and price protection. These claims will be paid in monthly installments, with interest, with the final payment due May 1997.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of earnings, expressed as percentages of net sales:

                                    Three Months Ended  Nine Months Ended
                                        August 31,           August 31,
                                      1995      1996      1995        1996


Net sales                             100.0%    100.0%    100.0%     100.0%
Gross profit                            6.6      17.3      14.1       16.3
Operating expenses                     20.1      14.6      17.9       14.2
Income (loss) before provision
 for (recovery of) income taxes        (8.7)      1.1      (3.7)       0.8
Net income (loss)                      (5.7)      0.5      (2.8)       0.3

     Net sales by product line for the three and nine month periods ended August 31, 1995 and August 31, 1996 are reflected in the following table:

                                    Three Months Ended  Nine Months Ended
                                       August 31,            August 31,
                                      1995      1996      1995      1996

Cellular product - wholesale         $ 50,394  $ 76,339  $168,439  $224,117
Cellular product - retail               2,686     2,295    13,225     5,829
Activation commissions                  7,630     7,914    29,861    25,515
Residual fees                           1,239     1,236     3,461     3,654
     Total Cellular                    61,949    87,784   214,986   259,115

Automotive sound equipment             28,471    29,296    79,550    75,456
Automotive security and
 accessory equipment                   21,752    24,789    54,823    69,271
Other                                       5       959        19     2,673
                                     $112,177  $142,828  $349,378  $406,515

RESULTS OF OPERATIONS
     Net sales increased by approximately $30,651, or 27.3%, for the three month period ended August 31, 1996, compared to the same period last year. This result was due to increases in net sales from all of the Company's product lines: cellular of approximately $25,835, or 41.7%, automotive sound equipment of approximately $825, or 2.9%, and automotive security and accessory equipment of approximately $3,037, or 14.0%. During the fourth quarter of 1995, the Company introduced a line of leisure products, comprised mostly of home and portable stereo/cassette/CD changers. This new line had net sales of approximately $556 for the quarter.
     Net sales increased approximately $57,137, or 16.4%, for the nine months ended August 31, 1996 compared to the same period last year. Both cellular and automotive security and accessory equipment sales increased over last year by approximately $44,129 (20.5%) and $14,448 (26.4%), respectively. These increases were partially offset by a decline in sales of automotive sound equipment of approximately $4,094, or 5.1%. In addition, the Company's new line of leisure products had sales of approximately $2,052 for the first nine months of 1996.
     The increase in cellular sales for the third quarter of 1996 was due to a 218,000 increase in unit sales to approximately

466,000 units, an 87.9% increase over the same period last year. The increase in unit sales was partially offset by a 24.9% decrease in average unit selling prices from $201 to $151. For the nine months ended August 31, 1996, unit sales increased by approximately 535,000 units, or 71.4%, over the first nine months of 1995 to 1,284,000. During this same period of time, however, average selling prices declined 25.4% from $213 to $159.
     During the third quarter of 1995, the Company decided to close retail outlets which were either marginally profitable or unprofitable. As of August 31, 1996, the Company operates approximately 30 retail outlets compared to 77 on August 31, 1995. The closing of these retail outlets affected the number of subscriber activations for the three and nine months ended August 31, 1996, by approximately 6.0% and 23.2%, respectively, compared to last year. The total activation commissions received by the Company increased 3.7% and decreased 14.6% for the three and nine month periods ended August 31, 1996, respectively, compared to the same period last year. However, the average commission earned per activation increased 10.4% and 11.2% for the same periods last year, respectively. In addition, residuals decreased 0.2% for the quarter and increased 5.6% year-to-date compared to last year. The residual customer base is unaffected by the closing of retail outlets as the majority of the residual agreements are not entered into with specific retail locations.
     Net sales of automotive sound equipment increased by approximately $825, or 2.9%, and decreased by approximately $4,094, or 5.1%, for the three and nine month periods ended August 31, 1996, compared to the same periods in 1995. The increase for the three months ended August 31, 1996 was due to an increase in sales by the Company's majority-owned international ventures, a large portion of such revenue being attributed to sales by its Malaysian venture and an increase in Private Label and Prestige Audio product lines. These increases were partially offset by lower sales in the AV product line, which is sold to mass merchandisers and catalog showrooms, and the SPS product line. The decrease for the nine months was primarily due to a decrease in sales of products sold to mass merchandise chains and catalog showrooms. Automotive sound sales also decreased in the truck and agricultural vehicle markets, the Prestige and SPS audio product lines. These decreases were partially offset by an increase in sales to private label customers and in sales by the Company's international companies. Net sales of automotive security and accessory products increased approximately $3,037, or 14.0%, and $14,448, or 26.4%, for the
three and nine month periods ended August 31, 1996, compared to the same period in 1995, respectively. The increases were principally due to improved sales of Prestige vehicle security products, cruise controls and increased sales in the Company's Malaysian operation, both for the three and nine month periods. These increases were partially offset by reductions in net sales of the Company's security lines sold to mass merchandisers and catalog showrooms.
     Gross margins for the quarter ended August 31, 1996 increased to 17.3% from 6.6%, 14.9% before the inventory write-down, for the same period in 1995. For the nine months ended August 31, 1996, gross margins increased to 16.3% from 14.1%, 16.8% before the inventory write-down, for 1995. For the three months ended August 31, 1996, cellular gross margins were 14.6% compared to 9.7%
before the aforementioned inventory write-down. The increase in cellular margins is a result of the continuing increase in unit sales and a 31.7% decrease in average unit cost. This is offset by a decline of unit selling prices due to increased competition and the introduction of lower-priced units. The average unit selling price for the three months was 24.9% lower at August 31, 1996 compared to August 31, 1995. Gross margins increased to 13.0% from 9.2%, 13.3% before the inventory write-down, for the nine month period compared to last year. Average unit selling prices decreased 25.3% while average unit costs decreased 27.7%. As previously discussed, this was partially offset by the decline in new subscriber activations and activation commissions, partially offset by an increase in residuals.
     The Company believes that the cellular market will continue to be a highly-competitive, price-sensitive environment. Cellular service providers will continue to try to lower their product costs to the end user which will continue to put pressure on unit selling prices. The Company has negotiated, and is continuing to negotiate, lower inventory purchasing costs for both its existing models and new products. However, increased price competition related to the Company's product lines could result in additional downward pressure on gross margins. In the future, the Company may have to adjust the carrying value of its inventory if selling prices continue to decline and it is unable to obtain competitively-priced product from its suppliers.
     Automotive sound margins increased to 18.9% from 13.1% for the quarter ended August 31, 1996 compared to the same quarter last year. Year-to-date margins increased to 19.6% from 17.2%. The increase in automotive sound margins was attributable to the Company's international operations, primarily Malaysia, and increases in the margins of the AV Product and Heavy Duty Sound
Product lines.   This was partially offset by decreases in AV, SPS
and Prestige Audio product lines. Automotive accessory margins decreased to 24.9% from 29.9% for the three month period ended August 31, 1996 compared to the same period in 1995. On a year-to-date basis, automotive accessory margins decreased to 24.9% from 28.9% for the same period last year. These decreases were primarily in the Prestige security and cruise control product lines, and in the Company's international operations.
     Total operating expenses decreased approximately $1,641, or 7.3%, and $4,717, or 7.5%, for the three and nine month periods ended August 31, 1996 compared to the same periods last year. For the third quarter, warehousing, assembly and repair expenses increased approximately $366 (14.9%) due to increases in field warehousing expenses, warehouse production expenses and direct labor. Selling expenses increased approximately $1,237 (14.4%) primarily due to increases in divisional marketing and advertising of approximately $1,636, and travel expenses. These increases were partially offset by decreases in salesmen's salaries, commissions and payroll taxes. General and administrative expenses decreased approximately $3,244 (28.2%) primarily in occupancy costs, telephone, and depreciation. These decreases were partially offset by increases in temporary personnel and professional fees. A large part of the decrease in occupancy and related expenses is attributable to the closing of many retail outlets during the latter part of 1995 and the associated $2,500 charge recorded in the third quarter of 1995.
     For the nine months ended August 31, 1996, warehousing, assembly, and repair expenses increased approximately $588 (8.1%) due to increases in field warehousing expenses and direct labor, partially offset by a decrease in warehouse production expenses. Selling expenses increased approximately $414 (1.6%) primarily in divisional marketing and advertising of approximately $3,468, trade show and travel expenses. These increases were partially offset by decreases in salesmen's salaries, commissions and payroll taxes. General and administrative expenses decreased approximately $5,719 (19.4%) primarily in occupancy costs, telephone, depreciation and office expenses. These decreases were partially offset by increases in travel and professional fees. As previously stated, a large part of the decrease in occupancy and related expenses is attributable to the closing of many retail outlets.
     Operating income increased $18,874 and $21,556 over last year for the three and nine month periods, respectively. The Company's retail operations, with fewer outlets compared to last year, increased operating income by $5,509 and $7,160 for the three and nine month periods ended August 31, 1996, respectively. The wholesale business, both automotive and cellular, experienced an increase in operating income of $13,365 and $14,397 for the three and nine month periods ended August 31, 1996, respectively.
     Equity in income of equity investments decreased $75 and $2,062 for the three and nine month periods ended August 31, 1996 compared to the same periods last year. This decrease was primarily due to the Company no longer accounting for its investment in CellStar on the equity method. The change in accounting method was caused by the sale of CellStar shares during the third quarter of 1995 which reduced the Company's holdings below 20% and eliminated the Company's significant influence over CellStar. For the three and nine months ended August 31, 1995, the Company recorded equity
income of CellStar of $106 and $2,152, respectively.   Management
fees and related income also decreased compared to last year, primarily due to Audiovox Pacific experiencing a shift in its cellular market. The Company is currently sourcing product which should provide Audiovox Pacific with the ability to meet this change in the marketplace.
     Interest expense and bank charges decreased by $402 and $899 for the three and nine month periods ended August 31, 1996 compared to 1995, respectively, primarily due to reduced interest-bearing borrowings, partially offset by an increase in interest rates.
     Income (loss) before provision for (recovery of) income taxes was $1,575 and $3,090 for the three and nine month periods ended August 31, 1996, a $11,304 and $15,976 increase over the same periods last year, respectively. However, during 1996, the Company's Canadian operations have experienced losses which do not have a corresponding tax carryback. As a result, the Company must add the Canadian losses back when computing its consolidated provision for income taxes. This has resulted in the Company providing approximately $808 and $1,696 in income taxes for the three and nine months ended August 31, 1996, respectively. The Company is in the process of reorganizing its Canadian operations. LIQUIDITY AND CAPITAL RESOURCES
     The Company's cash position at August 31, 1996 was approximately $567 below the November 30, 1995 level. Operating activities provided approximately $17,405, compared to an operating cash deficit of $51,702 for the nine months ended August 31, 1995, primarily due to profitable operations and decreases in both accounts receivable and inventory, offset by an advance to a supplier for product delivered in September 1996 and reduced accounts payable and accrued expenses. Investing activities used approximately $923, primarily from the purchase of property, plant and equipment offset by the proceeds of the sale of an investment. Financing activities used approximately $17,045, primarily from repayments of bank obligations. In addition, on February 9, 1996, the Company's 10.8% Series AA and 11.0% Series BB Convertible Debentures matured. The Company paid $4,362 to holders on that date. The remaining $1,100 was converted into 206,046 shares of Common Stock.
     On May 5, 1995, the Company entered into an amended and restated Credit Agreement ("Credit Agreement") with five banks, including Chemical Bank which acts as agent for the bank group, which provides that the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations are also secured by a pledge agreement entered into by the Company for 1,075,000 shares of CellStar Common Stock. Availability of credit under the Credit Agreement is in a maximum aggregate amount of $95,000, is subject to certain conditions and is based upon a formula taking into account the amount and quality of it accounts receivable and inventory. The Company amended the Credit Agreement, effective December 22, 1995 and February 9, 1996, which amendments provided for, among other things, increased interest rates, which may be reduced under certain circumstances, and a change in the criteria for and method of calculating certain financial covenants in the future as follows: net income of $2,500 was changed to pre-tax income of $4,000 per annum; the Company must have pre-tax income of $1,500 for the first six months of fiscal 1996; the Company cannot have pre-tax losses of more than $500 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters. In addition, the Company must maintain a minimum level of total net worth of $100,000, of which a minimum level of $80,000, adjusted for the unrealized holding gain for CellStar, must be maintained.
     Effective May 13, 1996, the Company executed a Third Amendment to the Credit Agreement and a Pledge Agreement Amendment and Supplement. The Amendment amends the Credit Agreement to provide that the Company shall not permit (i) Consolidated Net Worth to be less than $90,000 at any time or (ii) Consolidated Adjusted Net Worth to be less than $80,000 at any time. The Pledge Agreement Amendment and Supplement increases the number of shares of CellStar stock pledged by Audiovox Holding Corp. by 1,050,000 additional shares. The total number of shares pledged by Audiovox Holding Corp., as increased, is 2,125,000.

     On July 26, 1996, the Company executed a Fourth Amendment to the Credit Agreement. The Amendment amends the Credit Agreement to decrease the availability of credit under the Agreement to a maximum aggregate of $75,000. In addition, the term of the Agreement was extended to February 28, 1998 from February 28, 1997. On September 10, 1996, the Company entered into a Fifth Amendment to the Credit Agreement. This Amendment increased the Company's line of credit to $85,000. All other terms and conditions remained the same.
     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1996 and for the reasonable foreseeable future.
     On October 1, 1996, business formally conducted by the Audiovox Cellular Division will be continued in a newly-formed wholly-owned subsidiary called Audiovox Communications Corp. Capitalization of this company was accomplished by exchanging the assets of the former division, less their respective liabilities, for all of the common stock.

PART II - OTHER INFORMATION
Item 6.   Reports on Form 8-K
No reports were filed on Form 8-K during the quarter ended August
31, 1996.

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

Dated:  October 4, 1996

                         By:s/Charles M. Stoehr
                              Charles M. Stoehr
                              Senior Vice President and
                              Chief Financial Officer