Form 10-K
period 1996-11-30
AUDIOVOX CORP
filed 1997-02-28
CIK 807707

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]

For the fiscal year ended      November 30, 1996
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $90,356,035 (based upon closing price on the American Stock Exchange, Inc. on February 20, 1997).

The number of shares outstanding of each of the registrant's classes of common stock, as of February 20, 1997 was:

Class                                      Outstanding

Class A Common Stock $.01 par value          16,901,339
Class B Common Stock $.01 par value           2,260,954


                              PART I

Item 1 - Business

General

     Audiovox Corporation, together with its operating subsidiaries (collectively, the "Company"), markets and supplies, under its own name or trade names, a diverse line of aftermarket products which include cellular telephones, both hand held portables and vehicle installed, cellular telephone accessories, automotive sound equipment and automotive accessories, both of which are designed primarily for installation in cars, trucks and vans after they have left the factory and consumer electronic products.

     The Company's products are sold through a worldwide distribution network covering the United States, Canada and overseas.
Sales are made directly and through independent distributors to cellular telephone accounts, cellular service providers, regional
Bell Operating Companies ("BOCs"), new car dealers, mass merchandisers, catalogue showrooms, original equipment manufacturers
("OEMs"), military Army and Air Force Exchange Systems ("AAFES"), autosound specialists and retailers. The Company sells to consumers from Company-owned retail sales and service locations which generally operate under the name "Quintex", which also receive activation commissions and residuals from certain cellular service providers.

     The Company's products may be broadly grouped into three major categories: cellular, which includes telephone products, activation commissions and residual fees, automotive sound equipment and automotive accessories. These categories represent different product lines rather than separate reporting segments.

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

Trademarks

     The Company markets products under several trademarks, including Audiovox(R), Custom SPS(R), Prestige(R), Pursuit(R), Minivox(TM), Minivox Lite(R), The Protector(R) and Rampage(TM). The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products. Trademarks are registered for a period of ten years and such registration is renewable for subsequent ten-year periods.

Distribution and Marketing

Cellular and Non-Cellular Wholesale

     The Company markets products on a wholesale basis to a variety of customers through its direct sales force and independent sales representatives. During the fiscal year ended November
30, 1996, the Company sold its products to approximately 2,500 wholesale accounts, including the BOCs, other cellular carriers and their respective agents, mass merchandise chain stores, specialty installers, distributors and car dealers, OEMs and AAFES.

     The Company's five largest wholesale customers (excluding joint ventures), who, in the aggregate, accounted for 29.4% of the Company's net sales for the fiscal year ended November 30, 1996, are Bell Atlantic Mobile Systems, Airtouch Cellular, US Cellular, Proton Corporation Sdn. Bhd. (Proton) and Nynex Mobile Communications Company. Proton is an automobile manufacturer in Malaysia. The other four are cellular carriers. None of these customers individually accounted for more than 12.4% of the Company's net sales for such period. In addition, the Company also sells its non-cellular products to mass merchants such as Walmart Stores, Inc., warehouse clubs including Price/Costco, Inc. and OEMs such as Chrysler of Canada, Navistar International

Corporation, General Motors Corporation and BMW of North America.

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

Retail

     As of November 30, 1996, the Company operated approximately 29 retail outlets and licensed its trade name to 11 additional retail outlets in selected markets in the United States through which it markets cellular telephones and related products to retail customers under the names Audiovox , American Radio , Quintex and H & H Eastern Distributors ("H&H"). In addition to Audiovox products, these outlets sell competitive products such as Motorola and Nokia.

     The Company's retail outlets typically generate revenue from three sources: (i) sale of cellular telephones and related products, (ii) activation commissions paid to the Company by cellular telephone carriers when a customer initially subscribes for cellular service and (iii) monthly residual fees. The amount of the activation commissions paid by a cellular telephone carrier is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual payment is based upon a percentage of the customer's usage and is calculated based on the amount of the cellular phone billings generated by the base of the customers activated by the Company on a particular cellular carrier's system. Under the Company's 11 licensee relationships, the licensee receives the majority of the activation commissions, and the Company retains the majority of the residual fees. The
Company's agreements with cellular carriers provide for a reduction in, or elimination of, activation commissions in certain circumstances if a cellular subscriber activated by the Company deactivates service within a specified period. The Company records an allowance to provide for the estimated liability for return of activation commissions associated with such deactivations. See Note 1(l) of Notes to Consolidated Financial Statements. As a practical matter, the profitability of the Company's retail operations is dependent on the Company maintaining agency agreements with cellular carriers under which it receives activation commissions and residual fees.

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

     As of November 30, 1996, the Company had agency contracts with the following carriers in selected areas: Bell Atlantic/ NYNEX Mobile Systems, Inc., BellSouth Mobility, Inc., GTE
Mobilnet of the Southeast, Inc., and Richmond Cellular Telephone Company d/b/a Cellular One. Dependant upon the terms of the specific carrier contracts, which typically range in duration from one year to five years, the Company's retail operation may receive a one-time activation commission and periodic residual fees. These carrier contracts provide the carrier with the right to unilaterally restructure or revise activation commissions and residual fees payable to the Company, and certain carriers have exercised such right from time-to-time. Dependent upon the terms of the specific carrier contract, either party may terminate the agreement, with cause, upon prior notice. Typically, the Company's right to be paid residual fees ceases upon termination of an agency contract.

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

     As of November 30, 1996, the Company had a 31.6% ownership interest in TALK Corporation (TALK) which holds world-wide distribution rights for product manufactured by Shintom Co., Ltd. (Shintom). These products include cellular telephones, video recorders and players and automotive sound products. TALK has granted Audiovox exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand, and several mid-eastern countries. Additionally, the Company had a 50% non-controlling ownership in five other companies: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments, Audiovox Specialty Markets Co., L.P. (ASMC), which acts as a distributor of televisions and other automotive sound, security and accessory products to specialized markets for RV's and van conversions, Audiovox Pacific Pty., Limited (Audiovox Pacific) which distributes cellular telephones and automotive sound and security products in Australia and New Zealand, G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business and Quintex Communications West, LLC, which is in the cellular telephone and communications business.
The Company's 80%-owned subsidiary, Audiovox Holdings (Malaysia)
Sdn. Bhd. (Audiovox Holdings), had a 30% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia.

Customers

     The Company had one customer, Bell Atlantic, that accounted for more than 10% of the Company's net sales for fiscal 1996.

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

     Since 1984, the principal supplier of the Company's wholesale cellular telephones has been Toshiba Corporation
("Toshiba"), accounting for approximately 28%, 44% and 45% of the total dollar amount of all product purchases by the Company, during the fiscal years ended November 30, 1996, 1995 and 1994, respectively. In 1994, Toshiba competed directly with the Company in the United States by marketing cellular telephone products through Toshiba's United States distribution subsidiary. As of November 30, 1995, Toshiba announced it will no longer distribute cellular telephone products through its subsidiary in the United States. Toshiba continues to sell products to the Company as an original equipment customer. In order to expand its supply channels and diversify its cellular product line, the Company now sources cellular equipment from other manufacturers including, Hagenuk Telecom Gmbh. ("Hagenuk"), Dancall Telecom A/S ("Dancall") and TALK. Purchases from TALK accounted for approxi-mately 26%, 20% and 7% of total inventory purchases for the years ended November 30, 1996, 1995 and 1994, respectively. Purchases of non-cellular products are made primarily from other overseas suppliers including Hyundai Electronics Inc. ("Hyundai"), Namsung Corporation ("Namsung") and Nutek Corporation ("Nutek"). There are no agreements in effect that require manufacturers to supply product to the Company. The Company considers its relations with its suppliers to be good. In addition, the Company believes that alternative sources of supply are currently available.

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

Employees

     At November 30, 1996, the Company employed approximately
934 people.

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

Name                     Age       Current Position

John J. Shalam           63        President and Chief Executive
                                   Officer and Director
Philip Christopher       48        Executive Vice President and
                                   Director
Charles M. Stoehr        50        Senior Vice President, Chief
                                   Financial Officer and Director
Patrick M. Lavelle       45        Senior Vice President and
                                   Director
Chris L. Johnson         45        Vice President, Secretary
Ann M. Boutcher          46        Vice President and Director
Richard Maddia           38        Vice President and Director

     John J. Shalam has served as President and Chief Executive
Officer and as a director of the Company since 1960. Mr. Shalam also serves as president and is a director of most of the Company's operating subsidiaries.

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

     Patrick M. Lavelle has been a Vice President of the Company since 1982. In 1991, Mr. Lavelle was elected Senior Vice President, with responsibility for marketing and selling the Company's automotive accessory and automotive sound line of products. Mr.
Lavelle was elected to the Board of Directors in 1993.

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

     Richard Maddia has been a Vice President of the Company since 1991. Mr. Maddia is responsible for the Company's Manage-ment Information Systems for both the Company's distribution network and financial reporting. Mr. Maddia was elected to the Board of Directors in 1996.

Item 2 - Properties

     As of November 30, 1996, the Company leased a total of forty-three operating facilities located in thirteen states and two Canadian provinces. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, the Company utilizes approximately 117,000 square feet of public warehouse facilities. Management believes that it has sufficient, suitable operating facilities to meet the Company's requirements.

Item 3 - Legal Proceedings

     On February 10, 1997, the Company and the other defendants in the case entitled Robert Verb, et al. v. Motorola, Inc.,

Audiovox Corporation, et al. filed their answer to Plaintiff's Petition for Leave to Appeal. The Company believes that the likelihood of the Court granting Plaintiff's motion is low. In addition, the Company believes that its insurance coverage and rights of recovery against manufacturers of its portable hand-held cellular telephones relating to this case are sufficient to cover any reasonably anticipated damages. The Company also believes that there are meritorious defenses to the claims made in this case.

     On March 15, 1996 and April 4, 1996, Audiovox was served with a complaint and an amended complaint, respectively, in an action entitled Electronics Communications Corp. ("ECC") v.
Toshiba America Consumer Products, Inc. and Audiovox Corporation in which plaintiff seeks injunctive relief and damages against Toshiba and Audiovox in excess of $16,000 arising out of anti-trust violations, tortious interference with contract and tortious interference with prospective economic advantage or business relations and monopoly, all arising out of the termination of ECC's alleged distributorship arrangement with Toshiba. Audiovox's motion to dismiss the complaint for failure to state a federal cause of action and for lack of subject matter jurisdiction was granted on August 12, 1996. Plaintiff has filed a Notice of Appeal with the Second Circuit Court of Appeals.

     In addition, the Company is currently, and has in the past been, a party to other routine litigation incidental to its business. The Company does not expect any pending litigation to have a material adverse effect on its consolidated financial position.

Item 4 - Submission of Matters to a Vote of Security Holders

     A special meeting of the stockholders of Audiovox Corporation
(the "Company") was held on November 25, 1996 at the Company's offices, 150 Marcus Boulevard, Hauppauge, New York.

     The matter presented to the meeting concerned the approval of the issuance of up to 10,725,000 shares of Class A Common Stock of the Company in exchange for its 6 1/4% Convertible Subordinated Debentures due 2001. The Class A vote was as follows: 4,340,254 for the proposal, 44,025 against and 22,365 abstentions. All of the Class B stockholders, representing 22,609,540 votes, voted in favor of the proposal.

                            PART II

Item 5 -  Market for the Registrant's Common Equity and Related
          Stockholder Matters

Summary of Stock Prices and Dividend Data

Class A Common Shares of Audiovox are traded on the American Stock Exchange under the symbol VOX. No dividends have been paid on the Company's common stock. The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and Capital Resources of Management's Discussion and Analysis). There are approximately 5,485 beneficial holders of Class A Common Stock and 5 holders of Class B Common Stock.

Class A Common Stock
                                                               Average Daily
Fiscal Period                                High        Low   Trading Volume
1996
 First Quarter . . . . . . . . . . . . . . . $ 6  3/8   $ 4 3/4     15,924
 Second Quarter. . . . . . . . . . . . . . . . 7  7/16    4 1/16    52,039
 Third Quarter . . . . . . . . . . . . . . . . 6  5/16    4         16,309
 Fourth Quarter. . . . . . . . . . . . . . . . 6  3/4     4 5/8     95,817

1995
 First Quarter . . . . . . . . . . . . . . . . 8  1/2     6 3/8     25,300
 Second Quarter. . . . . . . . . . . . . . . . 7          5 1/16    13,500
 Third Quarter . . . . . . . . . . . . . . . . 7  3/8     4 7/16    30,100
 Fourth Quarter. . . . . . . . . . . . . . . . 6 13/16    4 3/8     21,600

1994
 First Quarter . . . . . . . . . . . . . . . .18  3/8    14 1/4     26,400
 Second Quarter. . . . . . . . . . . . . . .  16         11 7/8     32,600
 Third Quarter . . . . . . . . . . . . . . . .12  3/4     6 1/4     39,600
 Fourth Quarter. . . . . . . . . . . . . . . . 9  3/8     6 3/4     19,600

Item 6 - Selected Financial Data

Years ended November 30, 1996, 1995, 1994, 1993 and 1992

                     1996        1995       1994       1993    1992
                        (Dollars in thousands, except per share data)

Net sales            $597,915   $500,740   $486,448   $389,038  $343,905
Net income (loss)     (26,469)(a) (9,256)(b) 26,028(d) 12,224(f)   7,670(h)
Net income (loss)
  per common share,
  primary               (2.82)(a)  (1.02)(b)   2.86(d)   1.35(f)    0.85(h)
Net income per
  common share, fully
  diluted                   -          -       2.20(d)   1.25(f)       -
Total assets          268,172    311,055    239,098   169,671    145,917
Long-term obligations,
  less current
  installments         70,413    142,802    110,698(e) 13,610(g)  55,335
Stockholders' equity  134,126 (c)117,222(c)  92,034    65,793     53,457

(a) Includes a pre-tax charge of $26.3 million for costs associated with the exchange of $41.3 million of subordinated debentures into 6,806,580 shares of common stock in addition to tax expense on the exchange of $2.9 million.
(b) Includes a pre-tax charge of $2.9 million associated with the issuance of warrants, a pre-tax charge of $11.8 million for inventory write-downs and the down-sizing of the retail operations and a pre-tax gain on the sale of an equity investment of $8.4 million.
(c) Includes a $10.3 million unrealized gain on marketable securities, net, and a $34.4 million increase as a result of the exchange of $41.3 million of subordinated debentures in 1996 and a $31.7 million unrealized gain on marketable securities, net, for 1995.
(d) Includes a cumulative effect change of ($178,000) or ($0.02) per share, primary, and ($0.01) per share, fully diluted.
     Also includes a pre-tax gain on sale of an equity investment of $27.8 million and a gain on public offering of equity investment of $10.6 million.
(e) Long-term debt includes the addition of a $65 million bond offering in 1994.
(f) Includes an extraordinary item of $2.2 million or $0.24 per share, primary, and $0.22 per share, fully diluted.
(g) Long-term debt does not include $38.8 million of bank obligations which were classified as current.
(h) Includes an extraordinary item of $1.9 million or $0.21 per share.

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
          (In thousands, except share and per share data)

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

     Certain reclassifications have been made to the data for periods prior to fiscal 1996 in order to conform to fiscal 1996 presentation. The net sales and percentage of net sales by product line for the fiscal years ended November 30, 1996, 1995 and 1994 are reflected in the following table:

                               Years Ended November 30,
                              1996                      1995                   1994

Cellular product-
  wholesale                   $349,655     58%         $260,704    52%      $237,566    49%
Cellular product-
  retail                         8,309      1            15,470     3         18,198     3
Activation
  commissions                   33,102      6            38,526     8         47,788    10
Residual fees                    4,828      1             4,781     1          4,005     1
     Total Cellular            395,894     66           319,481    64        307,557    63
Automotive sound
  equipment                    104,696     18           107,404    21         112,512    23
Automotive security
  and accessory
  equipment                     93,625     16            73,207    15          64,040    13
Other                            3,700      -               648     -           2,339     1
     Total                    $597,915    100%         $500,740   100%      $486,448   100%

     The following table sets forth for the periods indicated certain statement of income (loss) data for the Company expressed as a percentage of net sales:

                                        Percentage of Net Sales
                                         Year Ended November 30,
                                                  1996                1995              1994
Net sales:
Net product sales                                 93.7%               91.4%              89.4%
Cellular telephone activation
  commissions                                      5.5                 7.7                9.8
Cellular telephone residual fees                   0.8                 0.9                0.8
Net sales                                        100.0               100.0              100.0
Cost of sales                                    (83.9)              (85.9)             (82.5)
Gross profit                                      16.1                14.1               17.5
Selling expense                                   (6.7)               (6.9)              (6.7)
General and administrative expense                (5.4)               (7.2)              (6.7)
Warehousing, assembly and repair
  expense                                         (1.8)               (2.0)              (1.9)
     Total operating expenses                    (13.9)              (16.1)             (15.3)
Operating income (loss)                            2.2                (2.0)               2.2
Interest expense                                  (1.4)               (1.9)              (1.3)
Income of equity investments                       0.1                 0.6                0.8
Management fees                                      -                   -                0.3
Gain on sale of equity investment                  0.2                 1.7                5.7
Gain on public offering equity
  investment                                         -                   -                2.2
Debt conversion expense                           (4.4)                  -                  -
Expenses related to issuance of
  warrants                                           -                (0.6)                 -
Other expenses, net                               (0.1)               (0.2)              (0.3)
Income tax (expense) recovery                     (1.0)                0.6               (4.2)
Net income (loss)                                 (4.4)               (1.8)               5.4

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

     Net sales increased by approximately $97,175, or 19.4% for fiscal 1996, compared to fiscal 1995. This result was primarily attributable to increases in net sales from the cellular division of approximately $76,413, or 23.9%, automotive security and accessory equipment of approximately $20,418, or 27.9% and other products, primarily home stereo systems of $3,052. These increases were partially offset by a decrease in automotive sound equipment of approximately $2,708, or 2.5%.

     The improvement in net sales of cellular telephone products was primarily attributable to an increase in unit sales. Net sales of cellular products increased by approximately 857,000 units, or 70.9%, compared to fiscal 1995, primarily resulting from an increase in sales of hand-held portable cellular tele-phones and transportable cellular telephones, partially offset by a decline in sales of installed mobile cellular telephones. The average unit selling price declined approximately 23.7% vs. 1995 as production efficiencies and market competition continues to reduce unit selling prices. The Company believes that the shift from installed mobile cellular telephones to hand-held and transportable cellular telephones is reflective of a desire by consumers for increased flexibility in their use of cellular telephones. Toward that end, the Company markets an accessory package that permits its Minivox and Minivox Lite hand-held cellular telephones to be used in an automobile on a hands-free basis and to draw power from the automobile's electrical system like an installed mobile cellular telephone.

     Activation commissions decreased by approximately $5,424, or 14.1%, for fiscal 1996 compared to fiscal 1995. This decrease was primarily attributable to fewer new cellular subscriber activations and partially due to fewer retail outlets operated by the Company. The number of activation commissions decreased 21.4% compared to fiscal 1995. This decrease in commission revenue was offset by a 9.3% increase in average activation commissions paid to the Company. Residual revenues on customer usage increased by approximately $47, or 1.0%, for fiscal 1996, compared to fiscal 1995, due primarily to the addition of new subscribers to the Company's cumulative subscriber base, despite a decrease in current year activations. A majority of the residual income resides with the remaining operating retail locations.

     Net sales of automotive sound equipment decreased by approx-imately $2,708, or 2.5%, for fiscal 1996, compared to fiscal 1995. This decrease was attributable primarily to a decrease in sales of products sold to mass merchandise chains and auto sound sales to new car dealers. This decrease was partially offset by increases in sales of sound products to private label customers. Net sales of automotive security and accessory products increased approximately $20,418, or 27.9%, for fiscal 1996, compared to fiscal 1995, principally due to increases in sales of vehicle security products, Protector Hardgoods and cruise controls. This increase was partially offset by a reduction in net sales of AA security products.

     Gross margins increased to 16.1% in fiscal 1996 from 14.1% in fiscal 1995. The 1995 gross margin included a $9,300 charge for inventory written down to market at August 31, 1995. Cellular gross margins were 13.2% compared to 9.8% in 1995. Despite a 23.7% decrease in average unit selling prices, the average gross margin per unit increased 25.3%. The number of new subscriber activations decreased 21.4% but was partially offset by a 9.3% increase in average activation commissions earned by the Company. Residuals increased 1.0% over last year. The Company believes that the cellular market will continue to be a highly-competitive and price-sensitive environment. Increased price competition related to the Company's product could result in downward pressure on the Company's gross margins if the Company is unable to obtain competitively priced product from its suppliers or result in adjustments to the carrying value of the Company's inventory.

     Automotive sound margins were 19.9%, up from 17.5% in 1995. Most product lines in the category experienced an increase and there was a marked increase in the gross margin on international sales. Automotive accessory margins decreased from 27.9% in 1995 to 24.5% in 1996. This decrease was primarily in the Prestige and cruise control lines.

     Total operating expenses increased approximately $2,837, or 3.5%, compared to last year. As a percentage to sales, total operating expenses decreased to 13.9% during 1996 compared to 16.1% for 1995. Selling expenses increased approximately $5,544, or 16.1%, over last year. Divisional marketing and advertising increased approximately $8,256 compared to last year in addition to travel and related expenses. These increases were partially offset by decreases in salesmen's commissions, salesmen's salaries, payroll taxes and employee benefits. General and administrative expenses decreased approximately $3,708 during 1996. The decreases were in occupancy costs, telephone and overseas buying office expenses and were partially offset by increases in office salaries, travel, payroll taxes, employee benefits and professional fees. Warehousing, assembly and repair expenses increased approximately $1,001 compared to last year, predominately in warehousing expenses and direct labor.

     Management fees and related income and equity in income from joint venture investments decreased by approximately $2,164 for 1996 compared to 1995 as detailed in the following table:

                                   1996                                 1995

                                   Equity                                 Equity
                       Management  Income                 Management      Income
                          Fees     (Loss)  Total              Fees         (Loss)              Total

CellStar                     -                 -                  -            -              $2,151              $2,151
ASMC                         -           $   948             $  948            -                 819                 819
G.L.M.                  $  100                 -                100       $   14                   -                  14
Pacific                     22              (334)              (312)         186                  21                 207
TALK                         -                 -                  -            -                (210)               (210)
Quintex West                18                 -                 18            -                   -                   -
Posse                       46                17                 63            -                   -                   -
                        $  186           $   631             $  817       $   200             $2,781              $2,981

     The decrease was primarily due to the Company's owning less than 20% of CellStar for the entire fiscal year and, therefore, not accounting for the investment on the equity method. During 1995, the Company owned more than 20% of CellStar until the third quarter and, therefore, accounted for CellStar under the equity method until then. Audiovox Pacific has experienced an overall decline in gross margins, as the cellular market in Australia has experienced the same competitive factors as those in the United States.

     Interest expense and bank charges decreased by $1,214, or 12.5%, compared to 1995 as a result of a decrease in interest bearing debt. Other expenses decreased approximately $412 primar-ily due to the write-off of fixed assets in the retail group during 1995 which did not recur in 1996. Costs associated with the issuance of stock warrants for no monetary consideration to certain holders of the Company's convertible subordinated deben-tures also did not recur in 1996.

     During the fourth quarter of 1996, the Company exchanged $41,252 of its 6 1/4% subordinated debentures for 6,806,580 shares of Class A Common Stock. This exchange resulted in a charge to earnings of approximately $26,318 before income taxes. This charge includes the loss on the exchange and the write-off of the remaining debt issuance costs associated with the original issue of the debentures.

Fiscal 1995 Compared to Fiscal 1994

     Net sales increased by approximately $14,300, or 2.9%, for fiscal 1995 compared to fiscal 1994. This result was primarily attributable to increases in net sales from cellular telephone products of approximately $11,900, or 3.9%, and automotive security and accessory equipment of approximately $9,200, or 14.3%.
These increases were partially offset by a decline in net sales attributable to automotive sound equipment of approximately
$5,100, or 4.5%.

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

     Activation commissions decreased by approximately $9,300, or 19.4%, for fiscal 1995 compared to fiscal 1994. This decrease was primarily attributable to fewer new cellular subscriber activations and partially due to the net reduction of 61 retail outlets operated by the Company. The number of activation commissions decreased 15.5% over fiscal 1994. This decrease in commission revenue was further affected by a 4.7% decrease in average activation commissions paid to the Company. Residual revenues on customer usage increased by approximately $776, or 19.4%, for fiscal 1995, compared to fiscal 1994, due primarily to the addition of new subscribers to the Company's cumulative subscriber base, despite a decrease in current year activations. A majority of the residual income resides with the remaining 30 operating retail locations.

     During fiscal 1994, the Company experienced dramatic growth in its Quintex type retail operations. This growth reflected the large increases in cellular telephone sales experienced in the domestic U.S.

     During this period, the Company had favorable contracts with several of the major cellular carriers. To capitalize on the growth in the market during 1994, the Company embarked on an expansion program to increase its retail presence in its designated cellular markets. During fiscal 1995, beginning with the first quarter, the market place in which the Quintex retail operations conducted their business was adversely affected by several trends. These trends include a slow down in the growth of the cellular market, a desire by the cellular carriers to lower their acquisition costs with lower payments to its individual agents, increased competition by mass merchandisers and the cellular carriers direct sales force, and the overall economic conditions in the U.S. domestic market. As a result of these trends, the Company decided to reduce its retail presence by closing or disposing of all unprofitable Quintex locations throughout the U.S. The result of this plan was a reduction of outlets from 91 to 30. The cost of this closing was approximately $4,000 during fiscal 1995. Of the $4,000 charge to income, approximately $1,500 is related to inventory write-offs, $1,800 is associated with the lease buy-outs, employee severance pay, the write-off of leasehold improvements and other fixed assets and $700 of miscel-laneous charges including co-op advertising, deactivation allowances, and anticipated bad debts. The impact of this Quintex reduction program and the overall erosion of the retail market was a decrease in revenue of approximately $21,000 for fiscal 1995.

     This decrease was due to a decrease in revenues of cellular and non-cellular products of approximately $12,500 and a decrease in activation commission revenues of approximately $9,300, which was partially offset by an increase in residuals of $776. During the earlier part of the 1995 fiscal year, prior to the retail program, the Company continued to open and close various retail outlets. During the third quarter of 1995, the Company felt that the erosion of the retail business in certain carrier regions would not allow a return to profitability. It was then decided to close all those locations which had not attained profitability. This further accelerated the reduction of operating revenues and income in the fourth quarter of fiscal 1995. The performance of the retail locations closed during fiscal 1995, which were a part of the retail reduction program and included in the total $21,000 decrease in revenues for the entire retail group, is as follows:

                                               1995                 1994                 1993

Net sales                                      $18,077              $25,663            $14,496
Operating income (loss)                        $(1,438)             $ 1,159            $ 1,944

     The Company believes that these closures will reduce revenue, as well as operating expenses, primarily in occupancy costs, salaries and commissions, during fiscal 1996. The Company will continue to review its remaining locations and will close them if they do not remain profitable.

     Net sales of automotive sound equipment decreased by approximately $5,100, or 4.5%, for fiscal 1995, compared to fiscal 1994.
This decrease was attributable primarily to a decrease in sales of products sold to mass merchandise chains, coupled with decreases in auto sound sales to private label customers, new car dealers, products used in the truck and agricultural vehicle markets and several OEM accounts. Net sales of automotive security and accessory products increased approximately $9,200, or 14.3%, for fiscal 1995, compared to fiscal 1994, principally due to increases in sales of vehicle security products and Protector Hardgoods.
This increase was partially offset by a reduction in net sales by the Company of recreational vehicle equipment and accessories.

     Gross margins declined to 14.1% in fiscal 1995 from 17.5% for fiscal 1994 as a result of lower selling prices and the write-down of the carrying value of inventory of $9,300 during the third quarter of 1995. This reflects the overall erosion of gross margins experienced primarily in the cellular product category which resulted in the decision to mark down the carrying value of the Company's cellular inventory. Of the $9,300 inventory adjustment, $8,800 was in the cellular product category and $500 was in the automotive sound product category in wholesale operations.

     Cellular gross margins were 9.8% for fiscal 1995 compared to 14.8% for fiscal 1994. As previously mentioned, the gross margins reflect an $8,800 charge for inventory write-downs. In addition, the decline in cellular margins is a result of the continuing decline of unit selling prices due to increased competition and the introduction of lower-priced units. The portable cellular telephone line accounted for the majority of this decrease. The average unit selling price declined 23.4% during the 1995 fiscal year. Likewise, gross profits on unit sales declined 26.7% for the same period. The number of new subscriber activations declined 15.5% to 126,000 for 1995 compared to last year. Average commissions received by the Company from the cellular carriers per activation also declined 4.7% to $305 for the twelve months ended November 30, 1995 versus last year. These decreases were partially offset by an increase of 19.4% in residual payments received by the Company compared to the same period last year. The
Company believes that the cellular market will continue to be a highly-competitive, price-sensitive environment. Increased price competition related to the Company's product could result in downward pressure to the Company's gross margins if the Company is unable to obtain competitively-priced product from its suppliers or result in additional adjustments to the carrying value of the Company's inventory.

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

     Total operating expenses increased by approximately $6,100, or 8.1%, for the twelve months ended November 30, 1995 compared to last year. A major component of this increase was the third quarter 1995 charge for the downsizing of the Company's retail operations. Excluding this charge, operating overhead increased $3,600 for fiscal 1995 compared to the same period last year.

     Warehousing, assembly and repair expenses increased approxi-mately $441, or 4.7 %, for 1995 compared to 1994. The increase for the twelve months was primarily in field warehousing expenses and travel. Selling expenses increased approximately $2,200, or 6.8%, compared to last year. Advertising and other promotional marketing programs accounted for the majority of the increase in fiscal 1995. General and administrative expenses increased
$3,400, or 10.5%, for 1995 compared to last year. A provision for costs associated with the down-sizing of the retail group was the primary component of this increase. This provision included costs for the buy-out of leases, the write-off of leasehold improvements, severance pay and other charges necessary to close and consolidate the retail operations. Other increases were in professional fees, bad debt and expenses associated with the Company's overseas buying offices.

      Management fees and related income and equity in income from joint venture investments decreased by approximately $12,900 for 1995, as compared to 1994, principally due to CellStar Corporation ("CellStar") as detailed in the following table:

                                 1995                                        1994
                                Equity                                      Equity
                    Management  Income                          Management  Income
                       Fees     (Loss)          Total               Fees     (Loss)      Total

CellStar                  -    $ 2,151          $ 2,151                  -             $13,958             $13,958
ASMC                      -        819              819                  -                 932                 932
G.L.M.               $   14          -               14                  -                   -                   -
Pacific                 186         21              207             $  435                 242                 677
Protector                 -          -                -              1,108                   -               1,108
TALK                      -       (210)            (210)                 -                (819)               (819)
                     $  200    $ 2,781          $ 2,981             $1,543             $14,313             $15,856

     During 1994, the Company sold shares of CellStar, resulting in a pre-tax gain on sale of $27,800. Also in 1994, the Company recorded a $10,600 gain on the carrying value of the investment in CellStar after their public offering. This event did not repeat in 1995. In addition, in 1995, the Company sold 1,500,000 shares of CellStar Common Stock. The gain on the sale of these securities, before income taxes, was approximately $8,400. Since the Company's ownership in CellStar is less than 20%, the Company can no longer account for CellStar under the equity method of
accounting.   The decrease in Audiovox Pacific is due to an
overall decline in gross profits, as the cellular market in Australia experienced the same competitive factors which exist in the United States. As a result, Audiovox Pacific recorded an inventory write-down of $800 during 1995, 50% of which resulted in the Company recording lower income from equity investments.

     Interest expense and bank charges increased by $3,200, or 48.3%, compared to 1994 as a result of an increase in interest costs from increased borrowing to support higher levels of inventory purchases and asset financing. Other expenses increased approximately $3,000 primarily due to $2,900 in costs associated with the issuance of stock warrants for no monetary consideration to certain holders of the Company's convertible subordinated debentures. This one-time, non-cash charge to earnings is offset by a $2,900 increase in paid in capital. Therefore, there is no effect on total shareholders' equity.

     For fiscal 1995, the Company recorded an income tax recovery of approximately $2,800, compared to a provision of approximately $20,300 for fiscal 1994. The effective income tax recovery rate for 1995 was negatively impacted primarily due to the non-deductibility of losses in the Company's Canadian operations which can no longer be carried-back, the non-deductibility of costs associated with the issuance of the stock warrants and undistributed earnings from equity investments.

Liquidity and Capital Resources

     The Company's cash position at November 30, 1996 was approxi-mately $5,274 above the November 30, 1995 level. Operating activities provided approximately $24,011, primarily from a decrease in inventory and increases in accounts payable, accrued expenses and income taxes payable. These favorable events were partially offset by increases in accounts receivable, prepaid expenses and other currents assets. Investing activities used approximately $1,488, composed primarily of $2,805 for the purchase of property, plant and equipment, partially offset by

$1,000 from the sale of an investment. Financing activities used approximately $17,280, principally for the reduction of bor-rowings under line of credit agreements and documentary acceptances.

     On February 9, 1996, the Company's 10.8% Series AA and 11.0% Series BB Convertible Debentures matured. The Company paid $4,362 to holders on that date. The remaining $1,100 was converted into 206,046 shares of Common Stock. On November 25, 1996, the Company concluded an exchange of $41,252 of its 6 1/4% subordinated debentures for 6,806,580 shares of the Company's Class A Common Stock. Accounting charges to earnings for this transaction were $29,206, including income taxes on the gain of the exchange of the bonds. As a result of the exchange, stockholders' equity was increased by $34,426.

     On October 1, 1996, business formally conducted by the Company's cellular division will be continued in a newly-formed, wholly-owned subsidiary called Audiovox Communications Corp.
(ACC). Capitalization of this company was accomplished by exchanging the assets of the former division, less their respective liabilities, for all of the common stock.

     On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") which superseded the first amendment in its entirety. During 1996, the Credit Agreement was amended six times providing for various changes to the terms. The terms as of November 30, 1996 are summarized below.

     Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations were secured at November 30, 1996 by a pledge agreement entered into by the Company for 2,125,000 shares of CellStar Common Stock and ten shares of ACC. Subsequent to year end, the shares of CellStar common stock were released from the Pledge Agreement. Availability of credit under the Credit Agreement is a maximum aggregate amount of $85,000, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit Agreement expires on February 28,
1998. As a result, bank obligations under the Credit Agreement have been classified as long-term at November 30, 1996.

     The Credit Agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital as follows: pre-tax income of $4,000 per annum; pre-tax income of $2,500 for any two consecutive fiscal quarters; the Company cannot have pre-tax losses of more than $500 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters. In addition, the Company must maintain a minimum level of total net worth of $88,500, adjusted for 50% of the aggregate gains realized on sales of capital stock. The Company must maintain a minimum working capital of $125,000. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases, and capital expenditures. At November 30, 1996, the Company was not in compliance with several financial covenants which were waived. As of the date of the issuance of the financial statements, the Company's creditors waived their right to call the bank obligations.

     On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, with underlying shares which may be purchased pursuant to an option on the Chief Executive Officer's personal stock holdings. Each warrant is convertible into one share of class A common stock at $7 1/8, subject to adjustment under certain circumstances. On May 2, 1996 the Securities and Exchange Commission declared effective a registration statement for the warrants and the underlying common stock which the Company had filed pursuant to a registration rights agreement dated as of May 9, 1995, between the Company and the purchasers of the warrants.

     On March 15, 1994, the Company completed the sale of $65,000, 6 1/4% convertible subordinated debentures due 2001.
The debentures are convertible into shares of the Company's Class A Common Stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances. A portion of the net proceeds of the offering was used to repay existing indebtedness and a prepayment premium.

     The Company granted to an investor in CellStar, in connec-tion with the CellStar initial public offering, two options to purchase up to an aggregate of 1,750,000 shares of CellStar
Common Stock owned by the Company, 1,500,000 of which was exercised in full on June 1, 1995 at an exercise price of $11.50 per share. As a result, the Company recorded a gain, before provision for income taxes, of $8,435. This reduced the Company's ownership in CellStar below 20% and, as such, the Company will no longer account for CellStar under the equity method of accounting. Subsequent to November 30, 1996, the remaining 250,000 shares under the remaining option expired. The remaining

2,375,000 CellStar shares owned by the Company will be accounted for as an investment in marketable equity securities. During the first quarter of 1997, the Company sold 1,360,000 shares of its CellStar shares for a gain of $14,743, net of income tax. The Company continues to hold 1,015,000 shares of CellStar common stock. As discussed in Note 6 to the consolidated financial statements, Financial Accounting Standards Board (FASB) Statement No. 115 (Statement 115) addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.
Based upon the closing market price of CellStar on November 30, 1996, the decrease to equity as required by Statement 115 is $21,444, net of deferred taxes.

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

Recent Accounting Pronouncements

     The FASB has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (Statement 121), in March 1995. Under Statement
121, the Company is required to assess the recoverability and carrying amount of long-lived assets, certain identifiable intangible assets and goodwill related to those assets, whenever events or changes in circumstances indicate impairment. Statement 121 provides the methodology for the measurement of such impairment to be recognized in the financial statements. The provisions of Statement 121 are effective for fiscal years beginning after December 15, 1995 and earlier adoption is permitted. The provisions of Statement 121 must be implemented no later than fiscal year 1997. The effect of initially applying these provisions shall be reported in the period in which the recognition criteria are first applied and met or, in the case of long-lived assets held for disposal, as the cumulative effect of a change in accounting principle at the date of adoption. The Company believes that the implementation will not have a material impact on the Company's consolidated financial position.

     The FASB has issued Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), in October 1995.
Under Statement 123, the Company is required to choose either the new fair value method or the current intrinsic value method of accounting for its stock-based compensation arrangements. Using the fair value method, the Company would measure the compensation cost recognized in the financial statements based upon the estimated fair value of the stock-based compensation arrangements as of the date they are granted. The intrinsic value method, under APB Opinion No. 25, "Accounting for Stock issued to Employees", requires the recognition of compensation cost only if such value does not exceed the market value of the underlying stock on the measurement date. The Company will continue to account for all employee stock-based compensation plans under APB Opinion No.
25 and adopt the provisions of Statement 123, as required, for all stock-based arrangements issued to non-employees. The accounting requirements of Statement 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995 and the disclosure, including pro forma, requirements are effective for financial statements for fiscal years beginning after December 15, 1995. Even though the Company has opted not to change its method of accounting, Statement 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value method has been applied. Statement 123 must be implemented no later than fiscal year 1997.
As of November 30, 1996, the Company does not have any such stock compensation plans which would require the preparation of the pro forma disclosure provisions of Statement 123.

Item 8-Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements of the Company as of November 30, 1996 and 1995 and for each of the years in the three-year period ended November 30, 1996, together with the independent auditors' report thereon of KPMG Peat Marwick LLP, independent auditors, are filed under this Item 8.

     Selected unaudited, quarterly financial data of the Registrant for the years ended November 30, 1996 and 1995 appears below:

                                                    QUARTER ENDED
                                     Feb. 28      May 31   Aug. 31   Nov. 30
1996
Net sales                            $122,493     141,194  142,828    191,400
Gross profit                           19,877      21,586   24,639    30,286
Operating expenses                     17,519      19,347   20,911    25,536
Income (loss) before provision for
  (recovery of) income taxes            1,091         426    1,575    (23,727)(a)
Provision for (recovery of) income
  taxes                                   612         276      808     4,138 (b)
Net income (loss)                         479         150      767    (27,865)
Net income (loss) per share (primary)    0.05        0.02     0.08     (2.83)
Net income per common share (fully
  diluted)                                  -           -        -         -

1995
Net sales                            $131,391     105,811  112,177    151,361
Gross profit                           22,586      19,270    7,406 (c) 21,480
Operating expenses                     20,723      19,221   22,552 (d)17,980
Income (loss) before provision for
  (recovery of) income taxes            1,083      (4,240)  (9,729)(e)   827
Provision for (recovery of) income
  taxes                                   547        (467)  (3,344)      461
Net income (loss)                         536      (3,773)  (6,385)      366
Net income (loss) per share (primary)    0.06       (0.42)   (0.71)     0.04
Net income per common share (fully
  diluted)                                  -           -        -         -

NOTE: The Company does not compute fully diluted earnings per share when the addition of potentially dilutive securities would result in anti-dilution.

(a) Includes a pre-tax charge of $26.3 million for costs associated with the exchange of $41.3 million of subordinated debentures into 6,806,580 shares of common stock.
(b) Includes tax expense of $2.9 million associated with the exchange of debentures as per (a).
(c)  Includes a $9.3 million inventory write-down to market.
(d) Includes a $2.5 million expense due to the down-sizing of the retail operations.
(e) Includes a $2.9 million charge associated with the issuance of warrants and a $8.4 million gain on the sale of an equity investment.

                   Independent Auditors' Report


The Board of Directors and Stockholders
Audiovox Corporation:

We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended November 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1996, in conformity with generally accepted accounting principles.

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

Jericho, New York
January 23, 1997

                        AUDIOVOX CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets
                             November 30, 1996 and 1995
                          (In thousands, except share data)

                                                     1996          1995
Assets

Current Assets:
 Cash and cash equivalents                         $  12,350     $   7,076
 Accounts receivable, net                            118,408        96,930
 Inventory, net                                       72,785       100,422
 Receivable from vendor                                4,565         5,097
 Prepaid expenses and other current assets             7,324         5,443
 Deferred income taxes                                 5,241         5,287
 Restricted cash                                           -         5,959
    Total current assets                             220,673       226,214
 Investment securities                                27,758        62,344
 Equity investments                                    8,463         8,527
 Property, plant, and equipment, net                   6,756         6,055
 Debt issuance costs, net                                269         4,235
 Excess cost over fair value of assets
   acquired and other intangible assets, net             804           943
 Other assets                                          3,449         2,737

                                                   $ 268,172     $ 311,055

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                  $  28,192     $  17,844
 Accrued expenses and other current liabilities       18,961        16,800
 Income taxes payable                                  7,818         2,455
 Bank obligations                                      4,024           761
 Documentary acceptances                               3,501         7,120
 Current installments of long-term debt                    -         5,688
    Total current liabilities                         62,496        50,668
Bank obligations                                      31,700        49,000
Deferred income taxes                                 10,548        23,268
Long-term debt, less current installments             28,165        70,534
    Total liabilities                                132,909       193,470
Minority interest                                      1,137           363

Stockholders' equity:
 Preferred stock                                       2,500         2,500
 Common Stock:
   Class A; 30,000,000 authorized; 14,040,414
     issued                                              141            68
   Class B; 10,000,000 authorized; 2,260,954
     issued                                               22            22
 Paid-in capital                                     107,833        42,876
 Retained earnings                                    14,529        40,998
 Cumulative foreign currency translation
   and adjustment                                     (1,176)         (963)
 Unrealized gain on marketable securities, net        10,277        31,721
    Total stockholders' equity                       134,126       117,222
Commitments and contingencies
Total liabilities and stockholders' equity         $ 268,172     $ 311,055


See accompanying notes to consolidated financial statements.

              AUDIOVOX CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Income (Loss)
         Years Ended November 30, 1996, 1995, and 1994
             (In thousands, except per share data)

                                               1996                1995                 1994

Net sales                                     $597,915            $500,740            $486,448
Cost of sales (including an inventory
 write-down to market in 1995 of $9,300)       501,527             429,998             401,537
    Gross profit                                96,388              70,742              84,911
Operating expenses:
 Selling                                        40,033              34,489              32,299
 General and administrative                     32,452              36,160              32,740
 Warehousing, assembly, and repair              10,828               9,827               9,386
                                                83,313              80,476              74,425
Operating income (loss)                         13,075              (9,734)             10,486
Other income (expenses):
 Debt conversion expense                       (26,318)                  -                   -
 Interest and bank charges                      (8,480)             (9,694)             (6,535)
 Equity in income of equity investments            631               2,781               3,748
 Management fees and related income                186                 200               1,543
 Gain on sale of equity investment                 985               8,435              27,783
 Gain on public offering of equity
   investment                                        -                   -              10,565
 Expense related to issuance of warrants             -              (2,921)                  -
 Other, net                                       (714)             (1,126)             (1,056)
                                               (33,710)             (2,325)             36,048
Income (loss) before provision for
 (recovery of) income taxes and cumulative
 effect of a change in an accounting
 principle                                     (20,635)            (12,059)             46,534
Provision for (recovery of) income taxes         5,834              (2,803)             20,328
Income (loss) before cumulative effect of
 a change in accounting for income taxes       (26,469)             (9,256)             26,206
Cumulative effect of change in accounting
 for income taxes                                    -                   -                (178)
Net income (loss)                             $(26,469)           $ (9,256)           $ 26,028

Net income (loss)per common share
 (primary):
 Income (loss) before cumulative effect       $  (2.82)           $  (1.02)           $   2.88
 Cumulative effect of change in
    accounting for income taxes                      -                   -            $   (.02)
 Net income (loss)                            $  (2.82)           $  (1.02)           $   2.86

Net income (loss) per common share
 (fully diluted):
 Income before cumulative effect                     -                   -            $   2.21
 Cumulative effect of change in
    accounting for income taxes                      -                   -            $   (.01)
 Net income (loss)                                   -                   -            $   2.20







See accompanying notes to consolidated financial statements.

            AUDIOVOX CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Stockholders' Equity
          Years Ended November 30, 1996, 1995, and 1994
                          (In thousands)

                                                                     Cumulative
                                                                      Foreign        Unrealized
                                                                      currency       Gain (Loss)       Total
               Preferred  Common   Paid-In    Unearned    Retained    translation     on Marketable  Stockholders'
                 stock    stock    capital  compensation   earnings    adjustment    Securities        equity
Balances at
  November 30,
 1993            2,500      90      39,171          -       24,226         (194)             -         65,793
Net income           -       -           -          -       26,028            -              -         26,028
Equity adjustment
 from foreign
 currency
 translation         -       -           -          -            -         (331)             -           (331)
Unearned compensation
  relating to grant
  of options and non-
  performance restricted
  stock              -       -         864       (864)           -            -              -              -
Compensation
 expense             -       -          27        241            -            -              -            268
Stock issuance
 upon exercise
 of options          -       -         207          -            -            -              -            207
Issuance of
warrants             -       -          69          -            -            -              -             69
Balances at
  November 30,
 1994            2,500      90      40,338       (623)      50,254         (525)             -         92,034
Net loss             -       -           -          -       (9,256)           -              -         (9,256)
Equity adjustment
 from foreign
 currency
 translation         -       -           -          -            -         (438)             -           (438)
Unearned compen-
  sation relating
  to grant
  of options and non-
  performance
  restricted
  stock             -        -          62         (62)          -            -              -              -
Compensation
 expense            -        -          46         194           -            -              -            240
Options and non-
  performance
  restricted stock
 forfeitures due to
 employee
 terminations       -        -         (81)         81           -            -              -              -
Issuance of
  warrants          -        -       2,921           -           -            -              -           2,921
Implementation of
   change in
  accounting
 for debt and
  equity
 securities,
 net of
 tax effect of
   $24,517          -       -            -           -           -            -         40,004          40,004
Unrealized loss on
 marketable
 securities, net of
 tax effect of
 $(5,076)           -       -            -           -           -            -        ( 8,283)         (8,283)
Balances at
  November 30,
 1995           2,500      90        43,286       (410)     40,998         (963)        31,721         117,222








                                                                   Continued

                   AUDIOVOX CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (continued)
                 Years Ended November 30, 1996, 1995, and 1994
                                (In thousands)

                                                                              Cumulative
                                                                              foreign       Unrealized
                                                                              currency      Gain (Loss)      Total
                      Preferred  Common  Paid-In     Unearned    Retained     translation   on Marketable    Stockholders'
                        stock    stock   capital   compensation   earnings    adjustment    Securities       equity


Balances at
  November 30,
  1995                   2,500     90    43,286          (410)      40,998        (963)        31,721         117,222
Net loss                     -      -         -             -      (26,469)          -              -          (26,469)
Equity adjustment
 from foreign
 currency
 translation                 -      -         -             -            -        (213)             -             (213)
Compensation
 expense                     -      -        39           258            -           -              -              297
Options and non-per-
 formance restricted
 stock forfeitures
 due to employee
 terminations                -      -       (27)           27            -           -              -                -
Shares issued                -      3         -             -            -           -              -                3
Conversion of
   debentures into
 common stock                -     70    64,660             -            -           -              -           64,730
Unrealized loss on
 marketable
 securities, net of
 tax effect of
 $13,143                     -      -         -             -            -           -        (21,444)         (21,444)
Balances at
  November 30,
 1996                   $2,500   $163  $107,958         $(125)     $14,529     $(1,176)       $10,277         $134,126


































See accompanying notes to consolidated financial statements.

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Years Ended November 30, 1996, 1995, and 1994
                                 (In thousands)

                                                       1996      1995      1994
Cash flows from operating activities:
  Net income (loss)                                  $(26,469) $ (9,256) $ 26,028
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Debt conversion expense                             25,629         -         -
   Depreciation and amortization                        3,298     4,100     4,299
   Provision for bad debt expense                         429     1,816       (21)
   Equity in income of equity investments                (614)   (2,781)   (3,748)
   Minority interest                                      767       225        96
   Gain on sale of equity investment                     (985)   (8,435)  (27,783)
   Gain on public offering of equity investment             -         -   (10,565)
   Provision for (recovery of) deferred income taxes      468    (5,158)    6,140
   Provision for unearned compensation                    297       240       268
   Expense relating to issuance of warrants                 -     2,921         -
   (Gain) loss on disposal of property, plant, and
     equipment, net                                       (32)      246         -
   Cumulative effect of change in accounting for income taxes         -         -       178
  Changes in:
     Accounts receivable                              (21,848)   (4,468)  (20,337)
     Note receivable from equity investment               532    (5,097)        -
     Inventory                                         27,688   (16,950)  (18,701)
     Income taxes receivable                                -         -       229
     Accounts payable, accrued expenses, and other current
       liabilities                                     12,445       488     3,675
     Income taxes payable                               5,360     1,623    (1,395)
     Prepaid expenses and other, net                   (2,954)      250    (4,171)
        Net cash provided by (used in) operating activities      24,011   (40,236)  (45,808)

Cash flows from investing activities:
  Purchase of equity investments                            -         -    (6,016)
  Purchases of property, plant, and equipment, net     (2,805)   (2,722)   (2,611)
  Notes receivable from equity investment                   -         -     7,973
  Net proceeds from sale of equity investment           1,000    17,250    29,433
  Purchase of business                                      -         -                (148)
  Proceeds from distribution from equity investment       317       267         -
    Net cash provided by (used in) investing activities          (1,488)   14,795    28,631

Cash flows from financing activities:
  Net borrowings (repayments) under line of credit agreements   (14,040)   19,577    (8,613)
  Net borrowings (repayments) under documentary acceptances      (3,620)    7,120   (10,833)
  Principal payments on long-term debt                 (5,029)      (11)  (17,411)
  Debt issuance costs                                    (392)     (714)   (5,315)
  Proceeds from exercise of stock options                   -         -       170
  Principal payments on capital lease obligation         (158)     (233)     (175)
  Proceeds from issuance of long-term debt                  -       675    65,000
  Proceeds from issuance of notes payable                   -         -    10,045
  Payment of note payable                                   -         -    (5,000)
  Restricted cash                                           -         -    (6,559)
  Proceeds from release of restricted cash              5,959       600         -
     Net cash provided by (used in) financing activities        (17,280)   27,014    21,309
  Effect of exchange rate changes on cash                  31         8        (9)
Net increase in cash and cash equivalents               5,274     1,581     4,123
Cash and cash equivalents at beginning of period        7,076     5,495     1,372
Cash and cash equivalents at end of period           $ 12,350  $  7,076  $  5,495

See accompanying notes to consolidated financial statements.

             AUDIOVOX CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

               November 30, 1996, 1995, and 1994

     (Dollars in thousands, except share and per share data)

(1)  Summary of Significant Accounting Policies

     (a)  Description of Business

          Audiovox Corporation and its subsidiaries (the Company) design and market cellular telephones and accessories, automotive aftermarket sound and security equipment, other automotive aftermarket accessories, and certain other products, principally in the United States, Canada, and overseas. In addition to generating product revenue from the sale of cellular telephone products, the Company's retail outlets, as agents for cellular carriers, are paid activation commissions and residual fees from such carriers.

          The Company's automotive sound, security, and accessory products include stereo cassette radios, compact disc players and changers, amplifiers and speakers; key based remote control security systems; cruise controls and door and trunk locks. These products are marketed through mass merchandise chain stores, specialty automotive accessory installers, distributors, and automobile dealers.

     (b)  Principles of Consolidation

          The consolidated financial statements include the financial statements of Audiovox Corporation and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash Equivalents

          Cash equivalents of $1,337 at November 30, 1995 consisted of short-term investments with terms of less than three months. For purposes of the statements of cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents.

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

     (e)  Inventory

          Inventory consists principally of finished goods and is stated at the lower of cost (primarily on a weighted moving average basis) or market. The markets in which the Company competes are characterized by declining prices, intense competition, rapid technological change and frequent new product introductions. The Company maintains a significant investment in inventory and, therefore, is subject to the risk of losses on write-downs to market and inventory obsolescence. During the third quarter of 1995, the Company recorded a charge of approximately $9,300 to accurately reflect the Company's inventory at the lower of cost or market. No estimate can be made of losses that are reasonably possible should additional write-downs to market be required in the future.

     (f)  Restricted Cash

          Restricted cash represents collateral for an irrevocable standby letter of credit in favor of the Series AA and Series BB convertible debentures (Note 10).

     (g)  Investment Securities

          The Company adopted the provisions of Statement of Financial Accounting Standard's (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity
          Securities" (Statement 115) at December 1, 1994. Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

          A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     (h)  Debt Issuance Costs

          Costs incurred in connection with the issuance of the convertible subordinated debentures and restructuring of the Series A and Series B convertible subordinated notes (Note 10) and the restructuring of bank obligations (Note 9) have been capitalized. These charges are amortized over the lives of the respective agreements. Amortization expense of these costs amounted to

          $1,109, $1,319, and $1,225 for the years ended November
          30, 1996, 1995, and 1994, respectively.   During 1996,
          the Company wrote off $3,249 of debt issuance costs
          (Note 10).

     (i)  Property, Plant, and Equipment

          Property, plant, and equipment are stated at cost.
          Equipment under capital lease is stated at the present value of minimum lease payments. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

               Buildings                                20 years
               Furniture, fixtures, and displays      5-10 years
               Machinery and equipment                5-10 years
               Computer hardware and software            5 years
               Automobiles                               3 years

          Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital lease are amortized over the term of the lease.

          The Company will adopt the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", on December 1, 1996. Management of the Company does not expect that adoption of SFAS No. 121 will have a material impact on the Company's financial position, results of operations or liquidity.

     (j)  Intangible Assets

          Intangible assets consist of patents, trademarks, non-competition agreements, and the excess cost over fair value of assets acquired for certain subsidiary companies and equity investments. Excess cost over fair value of assets acquired is being amortized over periods not exceeding twenty years. The costs of other intangible assets are amortized on a straight-line basis over their respective lives.

          Accumulated amortization approximated $1,413 and $1,280 at November 30, 1996 and 1995, respectively. Amortization of the excess cost over fair value of assets acquired and other intangible assets amounted to $133, $127, and $271 for the years ended November 30, 1996, 1995, and 1994, respectively.

          On an ongoing basis, the Company reviews the valuation and amortization of its intangible assets. As a part of its ongoing review, the Company estimates the fair value of intangible assets taking into consideration any events and circumstances which may diminish fair value. The Company will adopt the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", on December 1, 1996.

     (k)  Equity Investments

          The Company has common stock investments in seven companies which are accounted for by the equity method
          (Note 8).

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

          The Company recognizes sales revenue for the initial activation, length of service commissions, and residual commissions based upon usage on the accrual basis.
          Such commissions approximated $37,930, $43,307, and $51,793 for the years ended November 30, 1996, 1995, and 1994, respectively. Related commissions paid to outside selling representatives for cellular activations are reflected as cost of sales in the accompanying consolidated statements of income (loss) and amounted to $20,443, $15,374, and $17,848 for the years ended November 30, 1996, 1995, and 1994, respectively.

     (m)  Advertising

          The Company expenses the production costs of advertising as incurred and expenses the costs of communicating advertising when the service is received. During the years ended November 30, 1996, 1995, and 1994, the
          Company had no direct response advertising.

     (n)  Warranty Expenses

          Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. At November 30, 1996 and 1995, the reserve for future warranty expense amounted to $2,618 and $2,030, respectively.

     (o)  Foreign Currency

          Assets and liabilities of those subsidiaries and equity investments located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are accumulated in the cumulative foreign currency translation account in stockholders' equity. Exchange gains and losses on hedges of foreign net investments and on intercompany balances of a long-term investment nature are also recorded in the cumulative foreign currency translation adjustment account. Other foreign currency transaction gains and losses are included in net income, none of which were material for the years ended November 30, 1996, 1995, and 1994.

          The Company will, at times, enter into forward exchange contracts to hedge foreign currency transactions and not to engage in currency speculation. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged.

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

     (q)  Net Income (Loss) Per Common Share

          Primary earnings per share are computed based on the weighted average number of common shares outstanding and common stock equivalents. For the year ended
          November 30, 1994, stock options, stock grants, and stock warrants (Note 13) are common stock equivalents.
          The computation of fully diluted earnings per share for the year ended November 30, 1994 assumes conversion of all outstanding debentures (Note 10) and exercise of common stock equivalents, stock options, performance accelerated grants, and warrants. For purposes of this computation, net income was adjusted for the after-tax interest expense applicable to the convertible debentures. The Company did not compute fully-diluted earnings per share for the years ended November 30, 1996 and 1995 as the addition of potentially dilutive securities would result in anti-dilution.

          The following weighted average shares were used for the computation of primary and fully-diluted earnings per share:

                                      For the Years Ended November 30,
                                 1996         1995          1994
              Primary          9,398,352   9,038,742      9,105,952
              Fully diluted            -           -     12,769,221

     (r)  Supplementary Financial Statement Information

          Advertising expenses approximated $21,794, $13,538, and $11,610 for the years ended November 30, 1996, 1995, and 1994, respectively.

          Interest income of approximately $1,097, $1,047, and $540 for the years ended November 30, 1996, 1995, and 1994, respectively, is included in other in the accompany-ing consolidated statements of income (loss).

          Included in accrued expenses and other current liabilities is $4,405 and $4,601 of accrued wages and commissions at November 30, 1996 and 1995, respectively.

     (s)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (t)  Reclassifications

          Certain reclassifications have been made to the 1994 consolidated financial statements in order to conform to the 1996 and 1995 presentation.

(2)  Business Acquisitions/Dispositions

     On December 1, 1993, the Company acquired all of the assets and liabilities of H & H Eastern Distributors, Inc. (H&H) for $148 in cash and a warrant to purchase 50,000 shares of the Company's Class A Common Stock valued at approximately $69. The Company acquired assets of approximately $1,854, liabilities of approximately $1,922, and excess cost over fair value of net assets acquired of $285 which is being amortized on a straight-line basis over 20 years. Proforma financial information has not been reflected for this acquisition as the impact on the results of operations of the Company would not have been material.

     In April 1996, the Company formed Audiovox Holdings (Malaysia) Sdn. Bhd. (Audiovox Holdings), an 80%-owned subsidiary of Audiovox Asia, Inc. (Audiovox Asia), which, in turn, is a wholly-owned subsidiary of the Company. In July 1994, the Company formed Audiovox (Thailand) Co., Ltd., a 100%-owned subsidiary of Audiovox Asia. In December, 1993, the Company formed Audiovox Singapore Pte. Ltd., a wholly-owned subsidiary of Audiovox Asia, as well as Audiovox Communications (Malaysia) Sdn. Bhd.(Audiovox Malaysia), which is an 80%-owned subsidiary of Audiovox Asia. In 1996, Audiovox
     Malaysia formed Vintage Electronics Holdings (Malaysia) Sdn.

     Bhd., a wholly-owned subsidiary. The Company formed these subsidiaries to assist in its planned expansion of its international business.

     In October 1996, the Company contributed the net assets of its cellular division into a newly-formed, wholly-owned subsidiary Audiovox Communications Corp. (ACC).

(3)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:

                                    For the Years Ended November 30,
                                      1996      1995       1994

      Cash paid during the years
        for:

       Interest                      $7,666     $9,224    $ 5,291
       Income taxes                  $  272     $  818    $15,409

    On February 9, 1996, the Company's 10.8% Series AA and 11.0%
    Series BB convertible debentures matured.  As of February 9,
    1996, $1,100 of the Series BB convertible debentures converted into 206,046 shares of Common Stock (Note 10).

    On November 25, 1996, the Company completed an exchange of $41,252 of its $65,000 6 1/4% convertible subordinated debentures into 6,806,580 shares of Common Stock (Note 10).

    As of November 30, 1996 and 1995, the Company recorded an unrealized holding gain relating to available-for-sale marketable equity securities, net of deferred income taxes, of $10,277 and $31,721, respectively, as a separate component of stockholders' equity (Note 6).

    During 1996, the Company contributed $97 of property, plant and equipment in exchange for a 50% ownership interest in a newly-formed joint venture (Note 8).

    During 1995, the Company contributed $36 of property, plant, and equipment in exchange for a 50% ownership interest in a newly-formed joint venture (Note 8).

    During 1995, the Company entered into lease agreements to acquire new computer equipment. As a result, a capital lease obligation of $86, was incurred (Note 7).

    During 1994, a reduction of $37 to income taxes payable was made due to the exercise of stock options.

    During 1994, the Company acquired the assets and liabilities of H&H in exchange for cash and warrants to purchase the Company's common stock (Note 8).

(4) Transactions With Major Suppliers

    The Company engages in transactions with Shintom Co., Ltd. (Shintom), a stockholder who owns approximately 1.7% and 3.5% at November 30, 1996 and 1995 of the outstanding Class A Common Stock, respectively, and all of the outstanding Preferred Stock of the Company. During 1994, the Company formed TALK Corporation (TALK), a 31.6%-owned joint venture in Japan (Note 8), with Shintom and other companies.

    Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 26%, 20%, and 7% for the years ended November 30, 1996, 1995, and 1994, respectively, of total inventory purchases. At
    November 30, 1996 and 1995, the Company had recorded $3,501 and $25, respectively, of liabilities due to Shintom and TALK for inventory purchases included in accounts payable.
    The Company also has documentary acceptance obligations outstanding from TALK as of November 30, 1996 (Note 9). At
    November 30, 1996 and 1995, the Company had recorded receivables from TALK in the amount of $4,565 and $5,097, respectively, payable with interest (Note 8).

    Inventory purchases from a major supplier approximated 28%, 44%, and 45% of total inventory purchases for the years ended November 30, 1996, 1995, and 1994, respectively.
    Although there are a limited number of manufacturers of the product, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in product availability and a possible loss of sales, which would affect operating results adversely.

(5) Accounts Receivable

    Accounts receivable is comprised of the following:

                                                     November 30,
                                                   1996          1995

     Trade accounts receivable                   $127,854       $100,556
     Receivables from equity investments
       (Note 8)                                     2,626          4,196
                                                  130,480        104,752
     Less:
       Allowance for doubtful accounts              3,115          2,707
       Allowance for cellular deactivations         1,666          1,725
       Allowance for co-operative
         advertising and cash discounts             7,291          3,390
                                                 $118,408       $ 96,930

    The provision for (recovery of) bad debt expense amounted to $429, $1,816, and ($21) for the years ended November 30, 1996, 1995, and 1994, respectively. See Note 16 for concentra-tions of credit risk.

(6) Investment Securities

    The Company's investment securities consist primarily of 2,375,000 shares of CellStar Corporation (CellStar) Common Stock, which were classified as available-for-sale marketable equity securities at November 30, 1996. The aggregate fair value of available-for-sale marketable equity securities was $27,758 at November 30, 1996, which is comprised of a cost basis of $11,181 and a gross unrealized holding gain of $16,577 recorded as a separate component of stockholders' equity. A related deferred tax liability of $6,300 was recorded at November 30, 1996 as a reduction to the unrealized holding gain included as a separate component of stockholders' equity.

    During 1994, the Company granted the majority owner of CellStar (the Investor) an option (the Option) to purchase 250,000 shares of CellStar Common Stock which is exercisable through December 3, 1996, in whole and not in part, at an exercise price of $13.80 per share. Subsequent to November 30, 1996, the Option expired. As of November 30, 1995, the Investor has the right to vote up to 1,300,000 shares of CellStar Common Stock owned by the Company pursuant to a voting rights agreement entered into during 1994. The number of shares of CellStar Common Stock the Investor is entitled to vote is subject to reduction to the extent the Investor sells his shares of CellStar Common Stock (with certain exceptions) or exercises the Option. Subsequent to November 30, 1995, the voting rights granted to the Investor by the Company expired. During the term of the Option and the voting rights agreement, the Company cannot transfer its shares of CellStar Common Stock which are held subject to those agreements.

    On November 29, 1995 and February 9, 1996, the Company entered into pledge agreements with its financial institutions which provided that a total of 2,125,000 shares of CellStar Common Stock be secured as collateral for the bank obligations incurred by the Company (Note 9).

    Subsequent to year end, the Company sold 1,360,000 shares of CellStar Common Stock yielding net proceeds of approximately
    $30,182 and a gain, net of taxes, of approximately $14,743.

(7) Property, Plant, and Equipment

 A summary of property, plant, and equipment, net, is as follows:

                                                             November 30,
                                                      1996                1995

           Land                                     $   363             $   363
           Buildings                                  1,782               1,491
           Furniture, fixtures, and displays          3,277               3,581
           Machinery and equipment                    3,221                         2,783
           Computer hardware and software            12,658              11,422
           Automobiles                                  954                           723
           Leasehold improvements                     3,454               3,671
                                                     25,709              24,034
           Less accumulated depreciation
             and amortization                       (18,953)            (17,979)
                                                    $ 6,756             $ 6,055

    At November 30, 1995 included in computer hardware and software is $937 pertaining to capital leases. Amortization of such equipment is included in depreciation and amortization of plant and equipment, and accumulated amortization was $729 at November 30, 1995. At November 30, 1996, the computer hardware and software pertaining to the capital lease was fully amortized.

    Computer software includes approximately $690 and $383 of unamortized costs as of November 30, 1996 and 1995, respectively, related to the acquisition and installation of management information systems for internal use which are being amortized over a five-year period.

 Depreciation and amortization of plant and equipment amounted to $2,044, $2,654, and $2,803 for the years ended
 November 30, 1996, 1995, and 1994, respectively, which includes amortization of computer software costs of $364, $922, and $1,259 for the years ended November 30, 1996, 1995, and 1994, respectively.

(8) Equity Investments

 As of November 30, 1996, the Company had a 31.6% ownership interest in TALK. As of November 30, 1996, the Company's 80% owned subsidiary, Audiovox Holdings, had a 30% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. Additionally, the Company had 50% non-controlling ownership in five other entities: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments; Audiovox Specialty Markets Co., L.P. (ASMC) which acts as a distributor to specialized markets for RV's and van conversions, of televisions and other automotive sound, security, and accessory products; Audiovox Pacific Pty., Limited (Audiovox Pacific) which distributes cellular telephones and automotive sound and security products in Australia and New Zealand; G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager, and communications business in the New York metropolitan area; and Quintex Communications West, LLC (Quintex West), which is in the cellular telephone and related communication products business, as well as the automotive aftermarket products business on the West Coast of the United States.

 The Company has an agreement for product marketing with Protector. Under the terms of this agreement, the Company was to receive monthly payments as well as a fee based on a percentage of the sales of certain products. In 1996, 1995, and 1994, the Company waived its right to receive its monthly payments pursuant to the agreement and fees based on the percentage of the sales of certain products. However, in 1994, the Company recorded management fees of $1,108 for the Company's support to Protector through various marketing programs.

 In December 1993, CellStar, the successor to National Auto Center, Inc. (National) and Audiomex Export Corp. (both 50%- owned equity investments of the Company in 1993), completed an initial public offering (the CellStar Offering) of 7,935,000 shares of CellStar Common Stock. Of the total shares sold, the Company sold 2,875,000 shares of CellStar Common Stock at the initial public offering price (net of applicable underwriting discount) of $10.695 per share and received aggregate net proceeds of $29,433 (after giving effect to expenses paid by the Company in connection with the offering). As a result, the Company recorded a gain, before provision for income taxes, of $27,783. In addition, the Company recorded a gain, before provision for income taxes, of $10,565 on the increase in the carrying value of its remaining shares of CellStar Common Stock due to the CellStar Offering in 1994.

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

 In connection with the CellStar Offering, the Company granted the Investor an option to purchase up to an aggregate of 1,500,000 shares of CellStar Common Stock owned by the Company, which was exercised in full on June 1, 1995, at an exercise price of $11.50 per share. As a result, the Company recorded a gain, before provision for income taxes, of approximately $8,400. This reduced the Company's ownership in CellStar below 20% and, as such, the Company will no longer account for CellStar under the equity method of accounting. The remaining 2,375,000 CellStar shares owned by the Company are accounted for as an investment in marketable equity securities (Note 6).

 The following table presents financial information relating to CellStar for the years ended November 30, 1995, and 1994:

                                           1995              1994

    Current assets                       $271,156           $170,285
    Non-current assets                     43,765             16,069
    Current liabilities                   196,746            106,617
    Non-current liabilitie                  6,880              3,095
    Net sales                             811,915            518,422
    Gross profit                          109,841             69,642
    Net income                             22,896             16,248

     On August 29, 1994, the Company and Shintom each invested six hundred million Japanese Yen (approximately $6,000) into a newly-formed company, TALK. In exchange for their investments, the Company and Shintom each received a 33% ownership in TALK; the remaining 33% owned by others. During 1996, an additional investment was made by an outside investor reducing the Company's ownership to 31.6%.

     TALK, which holds world-wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand, and several mid-eastern countries. The Company granted Shintom a license agreement permitting the use of the Audiovox trademark to be used with TALK video cassette recorders sold in Japan from August 29, 1994 to August 28, 1997, in exchange for royalty fees. For the years ended November 30, 1996, 1995 and 1994, no such royalty fees were earned by the Company. The Company's investment in TALK and its share of the underlying assets of TALK differ by $2,100 at November 30, 1996. This difference is due to the discon-tinuance of the Company's recording of its share of losses beyond $1,000, as a result of the repayment terms established when financing the initial investment in TALK (Note
     10).

     On July 31, 1995, the Company purchased a 50% equity investment in a newly-formed company, G.L.M., for approximately
     $36 in contributed assets. The Company also established a $100 loan receivable from G.L.M. at 1% above prime which was 8.25% at November 30, 1996. In addition, the Company has guaranteed certain obligations of G.L.M. (Note 16).

     On December 1, 1995, the Company purchased a 50% equity investment in a newly-formed company, Quintex West, for approximately $97 in contributed assets. The Company also established a $100 loan receivable from Quintex West due in March 1997 at 8.5% interest.

     On March 19, 1996, Audiovox Holdings purchased a 30% interest in a newly-formed company, Posse, for approximately $12.

     The Company received the following management fees and related income from its equity investments:

                                                      November 30,
                                                1996               1995       1994

    Pacific                                     $   22             $  186     $  435
    Protector                                        -                  -      1,108
    G.L.M.                                         100                 14          -
    Quintex West                                    18
    Posse                                           46                  -          -
                                                $  186             $  200     $1,543

    The Company's net sales to the equity investments amounted to $6,483, $17,864, and $32,630 for the years ended November 30, 1996, 1995, and 1994, respectively. The Company's purchases from the equity investments amounted to $115,109, $83,858, and $5,715 for the years ended November 30, 1996, 1995, and 1994, respectively. The Company recorded $2,130 of outside representative commission expenses for activations and residuals generated by G.L.M. on the Company's behalf during fiscal year 1996 (Note 1(l)).

    Included in accounts receivable at November 30, 1996 and
    November 30, 1995 are trade receivables due from its equity investments aggregating $2,576 and $4,182 and management fee receivables of $50 and $14, respectively. Receivable from vendor is interest bearing and represents claims on late deliveries, product modifications, and price protection from
    TALK as well as prepayments on product shipments.  Interest is payable in monthly installments at rates which range from
    6.5% to 8%.  Amounts representing claims of $1,012 are due in April and May 1997, and amounts representing prepayments of $3,553 were repaid via receipt of product shipments in
    December 1997.   At November 30, 1996 and 1995, other long-
    term assets include equity investment advances outstanding and management fee receivables of $2,137 and $1,289, respectively. At November 30, 1996 and 1995, included in accounts payable and other accrued expenses were obligations to equity investments aggregating $3,773 and $240, respectively. Documentary acceptance obligations were outstanding from TALK at November 30, 1996 (Note 9).

    During 1996, the Company recorded interest income from TALK relating to the receivable from vendor, reimbursement of interest expense incurred under the subordinated loan to hedge the TALK investment (Note 10), and other short-term loans made to TALK during 1996 at market interest rates.
    For the years ended November 30, 1996, 1995, and 1994, interest income earned on equity investment notes and other receivables approximated $725, $573, and $25, respectively. Interest expense on equity investment documentary acceptances approximated $198 in 1996.

(9) Financing Arrangements

    (a)  Bank Obligations

         During 1993, the Company had established a revolving credit agreement with several financial institutions which was first amended on March 15, 1994. On May 5, 1995, the Company entered into the Second Amended and

         Restated Credit Agreement (the "Credit Agreement") which superseded the first amendment in its entirety. During 1996, the Credit Agreement was amended six times providing for various changes to the terms. The terms as of November 30, 1996 are summarized below.

         Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit.
         The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's sub-sidiaries and is secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations were secured at November 30, 1996 by a pledge agreement entered into by the Company for 2,125,000 shares of CellStar Common Stock (Note 6) and ten shares of ACC. Subsequent to year end, the shares of CellStar common stock were released from the Pledge Agreement. Availability of credit under the Credit
         Agreement is a maximum aggregate amount of $85,000, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit
         Agreement expires on February 28, 1998. As a result, bank obligations under the Credit Agreement have been classified as long-term at November 30, 1996.

         Outstanding obligations under the Credit Agreement at November 30, 1996 and 1995 were as follows:

                                                      November 30,
                                                    1996      1995

 Bankers' Acceptances                               $     -    $16,000
 Revolving Credit Notes                              11,700      3,000
 Eurodollar Notes                                    20,000     30,000
                                                    $31,700    $49,000

          For the year ended November 30, 1995 through and including February 8, 1996, interest on revolving credit notes were .25% above the prime rate, which was 8.75% at November 30, 1995. For the same period, interest on Eurodollar Notes were 2% above the Libor rate which was approximately 5.1% at November 30, 1995 and interest on bankers' acceptances were 2% above the bankers' accep-tance rate which was approximately 6.25% at November
          30, 1995.  Pursuant to an amendment on February 9,
          1996, the interest rates were increased to the following: revolving credit notes at .50% above the prime rate, which was approximately 8.25% at November 30, 1996 and Eurodollar Notes at 2.75% above the Libor rate which was approximately 5.5% at November 30, 1996. Interest on bankers' acceptances remained at 2% above the bankers' acceptance rate which was approximately
          5.75% at November 30, 1996.

          The Credit Agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases, and capital expenditures. At November 30, 1996, the Company was not in compliance with several financial covenants which were waived. As of the date of the issuance of the financial statements, the Company's creditors waived their right to call the bank obligations.

          The Company also has a revolving credit facility with a local Malaysian bank (Malaysian Credit Agreement) to finance additional working capital needs. As of Novem-ber 30, 1996 and 1995, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $9,320 and $2,200, respectively. The credit facility is partially secured by two standby letters of credit totaling
          $5,320, issued under the Credit Agreement by the Company and is payable upon demand or upon expiration of the standby letters of credit on August 31, 1997. The obligations of the Company under the Malaysian Credit Agreement are secured by the property and building owned by Audiovox Malaysia. Outstanding obligations under the Malaysian Credit Agreement at November 30,
          1996 and 1995 were approximately $4,024 and $761, respectively. Interest on the credit facility ranges between 1.0% and 1.5% above the Malaysian base lending rate which was 9.2% and 8.7% at November 30, 1996 and

          1995, respectively.

          The maximum month-end amounts outstanding under the Credit Agreement and the Malaysian Credit Agreement borrowing facilities during the years ended November 30, 1996, 1995, and 1994 were $44,213, $59,315, and
          $30,184, respectively. Average borrowings during the years ended November 30, 1996, 1995, and 1994 were $33,662, $43,470, and $16,929, respectively, and the weighted average interest rates were 8.9%, 8.7%, and 7.9%, respectively.

     (b)  Documentary Acceptances

          During 1996, the Company had various unsecured documen-tary acceptance lines of credit available with suppliers to finance inventory purchases. The Company does not have written agreements specifying the terms and amounts available under the lines of credit. At November 30, 1996, $3,501 of documentary acceptances were outstanding of which all was due to TALK.

          The maximum month-end documentary acceptances outstanding during the years ended November 30, 1996, 1995, and 1994 were $9,792, $9,977, and $9,078, respectively.
          Average borrowings during the years ended November 30, 1996, 1995, and 1994 were $5,845, $5,876, and $3,787, respectively, and the weighted average interest rates, including fees, were 5.1%, 4.4%, and 11.0%, respectively.

(10) Long-Term Debt

     A summary of long-term debt follows:

                                                             November 30,
                                                         1996                1995
    Convertible subordinated debentures:
      6 1/4%, due 2001, convertible at
      $17.70 per share                                   $23,748            $ 65,000
    Convertible debentures:
      Series AA, 10.8%, due 1996,
       convertible at $5.34 per share                          -                  77
      Series BB, 11.0%, due 1996,
       convertible at $5.34 per share                          -               5,385
    Subordinated note payable                              4,417               4,938
    Secured term loan                                          -                 664
    Capital lease obligations                                  -                 158
            28,165                                        76,222
    Less current installments                                  -               5,688
                                                         $28,165             $70,534

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

    On November 25, 1996, the Company completed an exchange of $41,252 of its $65,000 Subordinated Debentures for 6,806,580 shares of Class A Common Stock ("Exchange"). As a result of the Exchange, a charge of $26,318 was recorded. The charge to earnings represents (i) the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature plus (ii) a write-off of the debt issuance costs associated with the Subordinated Debentures (Note 1(h)) plus (iii) expenses associated with the Exchange offer. The Exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $2,888 was recorded. An increase to paid in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $63,564.

    During January 1997, the Company completed additional exchanges of $21,479 of it $65,000 Subordinated Debentures for 2,860,925 shares of Class A Common Stock ("Additional Exchanges"). As a result of the Additional Exchanges, similar to that of the Exchange described earlier, a charge of $10,035, tax expense of $1,725 and an increase to paid in capital of $31,335, will be reflected in the first quarter of the Company's 1997 fiscal year. As a result of the Exchange and Additional Exchanges, the remaining Subordinated Debentures are $2,269.

    On March 8, 1994, the Company entered into a Debenture Exchange Agreement and exchanged certain debentures for Series AA and Series BB Convertible Debentures (Debentures). The Debentures were convertible at any time at $5.34 per share, which is subject to adjustment in certain circums-tances, and were secured by a standby letter of credit
    (Note 16(a)). Although the Debenture Exchange Agreement provides for optional prepayments under certain circumstances, such prepayments are restricted by the Credit
    Agreement (Note 9). On February 9, 1996, the holders of $1,100 of the Series BB Convertible Debentures exercised their right to convert into 206,046 shares of Class A Common Stock. The remaining balance of the Debentures were repaid during 1996; thereby extinguishing the remaining conversion features of these Debentures.

    On October 20, 1994, the Company issued a note payable for 500,000 Japanese Yen (approximately $4,417 and $4,938 on November 30, 1996 and 1995, respectively) to finance its investment in TALK (Note 8). The note is scheduled to be repaid on October 20, 2004 and bears interest at 4.1%. The note can be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender. The lender has an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value of the note at any time after October 20, 1995. This note and the investment in TALK are both denominated in Japanese Yen, and, as such, the foreign currency translation adjustments are accounted for as a hedge. Any foreign currency translation adjustment resulting from the note will be recorded in stockholders' equity to the extent that the adjustment is less than or equal to the adjustment from the translation of the investment in TALK. Any portion of the adjustment from the translation of the note that exceeds the adjustment from the translation of the investment in TALK is a transaction gain or loss that will be included in earnings.

    During 1995, Audiovox Malaysia entered into a Secured Term Loan for 1,700 Malaysian Ringgits (approximately $675) to acquire a building. The loan was secured by the property acquired and bears interest at 1.5% above the Malaysian base lending rate which was 9.2% on November 30, 1996. The loan was payable in 120 monthly equal installments commencing October 1995, however, was fully repaid in November 1996.

    Maturities on long-term debt for the next five fiscal years are as follows:

              1997                              $     -
              1998                                    -
              1999                                    -
              2000                                    -
              2001                               23,748

(11) Income Taxes

     As discussed in Note 1(p), the Company adopted Statement 109 as of December 1, 1993. The cumulative effect of this change in accounting for income taxes of $178, or $.02 per share, is determined as of December 1, 1993 and is reported separately as a reduction to the consolidated statement of income (loss) for the year ended November 30, 1994.

     The components of income (loss) before the provision for (recovery of) income taxes and cumulative effect are as follows:

                                         November 30,
                                              1996                1995                 1994
        Domestic Operations                  $(21,899)           $(12,424)            $47,032
        Foreign Operations                      1,264                 365                (498)
                                             $(20,635)           $(12,059)            $46,534

     Total income tax expense (recovery) was allocated as follows:

                                                            November 30,
                                                         1996            1995
        Income (loss) from continuing
          operations                                   $  5,834         $(2,803)
        Stockholders' equity
          Unrealized holding gain on
           investment securities
           recognized for financial
           reporting purposes                           (13,143)         19,441
              Total income tax expense
                (recovery)                             $ (7,309)        $16,638

     The provision for (recovery of) income taxes attributable to income from continuing operations is comprised of:

                                 Federal                Foreign   State                Total
 1994:
         Current                  $12,042                $  68     $2,078             $14,188
         Deferred                   5,365                    -        775               6,140
                                  $17,407                $  68     $2,853             $20,328

  1995:
         Current                  $ 1,455                $ 570     $  330             $ 2,355
         Deferred                  (4,189)                   -       (969)             (5,158)
                                  $(2,734)               $ 570     $ (639)            $(2,803)

  1996:
         Current                  $ 3,711                $ 802     $  853             $ 5,366
         Deferred                     330                    -        138                 468
                                  $ 4,041                $ 802     $  991             $ 5,834

     A reconciliation of the provision for (recovery of) income taxes attributable to income (loss) from continuing operations computed at the Federal statutory rate to the reported provision for income taxes attributable to income (loss) from continuing operations is as follows:

                                                     November 30,
                                          1996                        1995                               1994
Tax provision (recovery) at
  Federal statutory rates         $(7,222)         (35.0)%      $(4,221)          35.0%            $16,287           35.0%
Expense relating to exchange
  of subordinated debentures       11,421           55.3              -              -                   -              -
Undistributed earnings (loss)
   from equity investments            128            0.6            411           (3.5)              1,558            3.4
State income taxes, net of
  Federal benefit                     275            1.3           (415)           3.4               1,854            4.0
Increase in beginning-of-the-
  year balance of the valuation
  allowance for deferred tax
  assets                            1,270            6.2            644           (5.3)                306            0.7
Foreign tax rate differential          30            0.1            (34)           0.3                  (7)          (0.1)
Expense relating to the
  issuance of warrants                  -              -          1,022           (8.5)                  -              -
Other, net                            (68)          (0.2)          (210)           1.8                 330            0.7
                                  $ 5,834           28.3 %      $(2,803)          23.2%            $20,328           43.7%

     The significant components of deferred income tax expense
     (recovery) for the years ended November 30, 1996 and 1995 are as follows:

                                                        November 30,
                                                       1996           1995

 Deferred tax expense (recovery)
    (exclusive of the effect of other
    components listed below)                          $ (802)        $(5,802)
 Increase in beginning-of-the-year
    balance of the valuation
    allowance for deferred tax assets                  1,270             644

                                                      $  468         $(5,158)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

                                                           November 30,
                                                          1996       1995
     Deferred tax assets:
      Accounts receivable, principally due
        to allowance for doubtful accounts
        and cellular deactivations                       $ 1,593   $  1,601
      Inventory, principally due to
        additional costs capitalized for
        tax purposes pursuant to the Tax
        Reform Act of 1986                                   306        455
      Inventory, principally due to
        valuation reserve                                    930      1,373
      Accrual for future warranty costs                      978        790
      Plant, equipment, and certain
        intangibles, principally due to
        depreciation and amortization                        714        588
      Net operating loss carryforwards,
        state and foreign                                  2,458      1,689
      Accrued liabilities not currently
        deductible                                           491        359
      Other                                                  664        477
          Total gross deferred tax assets                  8,134      7,332
      Less:  valuation allowance                          (2,893)    (1,623)
          Net deferred tax assets                          5,241      5,709

     Deferred tax liabilities:
      Equity investments, principally due
        to undistributed earnings                        (10,548)   (23,690)
          Total gross deferred tax
            liabilities                                  (10,548)   (23,690)
          Net deferred tax liability                    $ (5,307)  $(17,981)

     The net change in the total valuation allowance for the year ended November 30, 1996 was an increase of $1,270. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries as well as other deferred tax assets in foreign countries. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for extraordinary items, management believes it is likely that the Company will realize the benefit of the net deferred tax assets existing at November 30, 1996. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At November 30, 1996, the Company had net operating loss carryforwards for state and foreign income tax purposes of approximately $19,108, which are available to offset future state and foreign taxable income, if any, which will expire through the year ended November 30, 2010.

     The Company has not recognized a deferred tax liability of approximately $140 and $268 at November 30, 1996 and 1995, respectively, for the undistributed earnings of a foreign corporate joint venture that arose in 1995 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.

(12) Capital Structure

     The Company's capital structure is as follows:

                                                                  Voting
                                                                  Rights
               Par                             Shares Issued       Per    Liquidation
Security      Value   Shares Authorized        and Outstanding     Share      Rights
                        November 30,            November 30,
                      1996      1995         1996       1995

Class A     $ 0.01 30,000,000 30,000,000   14,040,414 6,777,788     One     Ratably with
Common                                                                      Class B
Stock

Class B       0.01 10,000,000 10,000,000    2,260,954 2,260,954     Ten     Ratably with
Common                                                                      Class A
Stock

Preferred
Stock        50.00     50,000     50,000       50,000    50,000       -     $50 per share

Series
Preferred
Stock         0.01  1,500,000  1,500,000            -         -       -      -

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

    As of November 30, 1996 and 1995, 969,500 shares of the Company's Class A Common Stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans and 5,491,192 and 4,845,345 for all convertible securities and warrants outstanding at November 30, 1996 and 1995, respectively, (Notes 10 and 13).

    Undistributed earnings from equity investments included in retained earnings amounted to $3,728 and $3,431 at November
    30, 1996 and 1995, respectively.

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

         In December 1993, non-qualified options to purchase
         113,500 shares of Class A Common Stock were granted at $13 per share which was less than the market value of $17 per share on the date of grant. Such options became exercisable in full in December 1996 and expire in December 2003.

         In November 1994, non-qualified options to purchase 75,000 shares of Class A Common Stock were granted at $11 per share, which exceeded fair market value at the date of grant, to a director and officer of the Company. Such options became exercisable in full on May 22, 1996 and expire on November 22, 2004.

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

         Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. Compen-sation expense for the years ended November 30, 1996 and 1995 was $97 and $113, respectively.

         The Company will adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", on December
         1, 1996.

         Information regarding the Company's stock option plans is summarized below:

                                            1994           1993        1987
                                            Stock          Stock       Stock
                                            Option         Option      Option
                                              Plan          Plan       Plan

     Shares under option:
      Outstanding at
        December 1, 1992                         -             -      157,500
          Granted                                -             -            -
          Exercised                              -             -      (16,000)
          Canceled                               -             -            -
      Outstanding at
        November 30, 1993                        -             -      141,500
          Granted                                -       188,500            -
          Exercised                              -             -      (15,500)
          Canceled                               -           (500)     (1,000)
      Outstanding at
        November 30, 1994                        -         188,000    125,000
          Granted                          279,000              -           -
          Exercised                              -              -           -
          Canceled                               -        (12,750)    (21,000)
      Outstanding at
        November 30, 1995                  279,000        175,250     104,000
          Granted                                -              -           -
          Exercised                              -              -           -
          Canceled                          (3,500)        (5,000)     (1,000)
      Outstanding at
        November 30, 1996                  275,500        170,250     103,000

      Options exercisable,
        November 30, 1996                        -         89,750    103,000

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

          In May 1994, the Board of Directors approved the adoption of the 1994 Restricted Stock Plan for the granting of restricted stock awards to directors and key employees of the Company. No awards were granted under this plan as of November 30, 1996.

          Subsequent to year end, non-qualified options to purchase 348,000 shares of Class A Common Stock were granted at $5.50 per share, which represents the estimated fair market value at the date of grant, to certain directors and officers of the Company. The options become exercisable in full on July 3, 1998 and expire on January 3, 2007 or earlier under certain circumstances.

          Compensation expense is recorded with respect to the grants based upon the quoted market value of the shares on the date of grant for the performance accelerated shares and on the balance sheet date for the performance restricted shares. Total restricted stock outstanding at November 30, 1996 and 1995 was 79,500 and 80,800,
          respectively. Compensation expense for these grants for the years ended November 30, 1996 and 1995 were $200 and $127, respectively.

     (c)  Employee Stock Purchase Plan

          In May 1993, the stockholders approved the 1993 Employee Stock Purchase Plan. The stock purchase plan provides eligible employees an opportunity to purchase shares of the Company's Class A Common Stock through payroll deduc-tions up to 15% of base salary compensation. Amounts withheld are used to purchase Class A Common Stock on or about the last business day of each month at a price equal to 85% of the fair market value. The total number of shares available for purchase under this plan is 1,000,000.

     (d)  Stock Warrants

          During the third quarter of fiscal 1993, pursuant to a consulting agreement effective April 1993, the Company granted warrants to purchase 100,000 shares of Class A Common Stock, which have been reserved, at $7.50 per share. The warrants, which are exercisable in whole or in part at the discretion of the holder, expire on December 31, 1998. There were no warrants exercised as of November 30, 1996. The consulting agreement, valued at $100, was expensed in 1994 when the services to be provided pursuant to the consulting agreement were completed.

          In December 1993, the Company granted warrants to purchase 50,000 shares of Class A Common Stock at a purchase price of $14.375 per share as part of the acquisition of H&H (Note 2). The per share purchase price and number of shares purchasable are each subject to adjustment upon the occurrence of certain events described in the warrant agreement. The warrants are exercisable, in whole or in part, from time-to-time, until September 22, 2003. If the warrants are exercised in whole, the holder thereof has the right to require the Company to file with the Securities Exchange Commission a registra-tion statement relating to the sale by the holder of the Class A Common Stock purchasable pursuant to the warrant.

          On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, each convertible into one share of Class A Common Stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders as of June 3, 1994, of approxi-mately $57,600 of the Company's Subordinated Debentures in exchange for a release of any claims such holders may have against the Company, its agents, directors and employees in connection with their investment in the Subordinated Debentures. As a result, the Company in-curred a warrant expense of $2,900 and recorded a corre-sponding increase to paid in capital. The warrants are not exercisable after March 15, 2001, unless sooner terminated under certain circumstances. Subsequent to November 30, 1995, the Company has filed a registration statement for the warrants and the underlying common stock pursuant to a registration rights agreement dated as of May 9, 1995, between the Company and the holders of the warrants. John J. Shalam, Chief Executive Officer of the Company, has granted the Company an option to purchase 1,668,875 shares of Class A Common Stock from his personal holdings. The exercise price of this option is $7 1/8, plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam.

     (e)  Profit Sharing Plans

          The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. In fiscal 1996 and 1994, contributions of $150 and $225, respectively, were made by the Company to the United States plan. No contributions were made to the plan for fiscal year 1995. Contributions required by law to be made for eligible employees in Canada were not material.


(14) Export Sales

     Export sales of approximately $87,334 for the year ended
     November 30, 1996 exceeded 10% of sales. Export sales for the years ended November 30, 1995 and 1994 did not exceed 10% of sales.

(15) Lease Obligations

     At November 30, 1996, the Company was obligated under non-cancelable leases for equipment and warehouse facilities for minimum annual rental payments as follows:

                                              Operating
                                                Leases

    1997                                        $1,673
    1998                                           977
    1999                                           511
    2000                                           287
    2001 and thereafter                            123
    Total                                       $3,571

  Rental expense for the above-mentioned operating lease agree-ments and other leases on a month-to-month basis approximated
  $2,292, $4,080 and $3,107 for the years ended November 30,

  1996, 1995 and 1994, respectively.

  The Company leases certain facilities from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. At November 30, 1996, minimum annual rental payments on these related party leases, which are included in the above table, are as follows:

    1997                                          $162
    1998                                           162
    1999                                            23

(16)     Financial Instruments

  (a)    Off-Balance Sheet Risk

    Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox
    Malaysia (Note 9) and its Debentures (Note 10). The Company had open commercial letters of credit of approxi-mately $23,785 and $22,000, of which $17,400 and
    $10,800 were accrued for as of November 30, 1996 and 1995, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counterparties to these agreements. The fair value of these open com-mercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

    The Company is a party to a joint and several guarantee on behalf of G.L.M. up to the amount of $200. There is no market for this guarantee and it was issued without explicit cost. Therefore, it is not practicable to es-tablish its fair value.

    At November 30, 1996, the Company has a $5,451 forward exchange contract outstanding relating to foreign currency denominated accounts receivable. The forward exchange contract requires the Company to exchange Spanish
    Pesetas for U.S. Dollars at maturity, at rates agreed to at the inception of the contract. If the counterpart to the forward exchange contract does not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctua-tions. There were no open foreign exchange contracts at November 30, 1995.

  (b)    Concentrations of Credit Risk

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist princi-pally of trade receivables. The Company's customers are located principally in the United States and Canada and consist of, among others, cellular carriers and service providers, distributors, agents, mass merchan-disers, warehouse clubs and independent retailers.

    At November 30, 1996, two customers, a Bell Operating
    Company and a cellular carrier and service provider, accounted for approximately 10% and 11%, respectively, of accounts receivable. At November 30, 1995, three customers, which included two cellular carriers and service providers and a Bell Operating Company accounted for approximately 6%, 7% and 5%, respectively, of accounts receivable.

    During the year ended November 30, 1996, two customers, a Bell Operating Company and a cellular carrier and service provider, accounted for approximately 12% and 9%, respectively, of the Company's sales. During the year ended November 30, 1995, two Bell Operating Companies and a cellular carrier and service provider accounted for approximately 6%, 7% and 7%, respectively, of the Company's 1995 sales. A Bell Operating Company accounted for approximately 7% of the Company's 1994 sales.

    The Company generally grants credit based upon analyses of its customers' financial position and previously established buying and payment patterns. The Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation. At
    November 30, 1996 and 1995, 44 and 36 customers, respectively, representing approximately 70% and 63%, of outstanding accounts receivable, had balances owed greater than $500.

    A significant portion of the Company's customer base may be susceptible to downturns in the retail economy, partic-ularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales. A relatively small number of the Company's significant customers are deemed to be highly leveraged.

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

    Long-Term Debt Including Current Installments

    The carrying amount of bank debt under the Company's revolving Credit Agreement and Malaysian Credit Agree-ment approximates fair value because of the short maturity of the related obligations. With respect to the Subordinated Debentures, fair values are based on pub-lished statistical data. The Debentures were valued at the closing market price of the Company's Class A Common Stock for the number of shares convertible at November
    30, 1996 and 1995. Management believes that the carrying value of the secured term loan approximates fair value because it bears interest at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. Other long-term borrowings are valued by the present value of future cash flows at current market interest rates.

    Forward Exchange Contract

    The fair value of the forward exchange contract is based upon exchange rates at November 30, 1996 as the contract is short term.

    The estimated fair value of the Company's financial instruments are as follows:

                        November 30, 1996   November 30, 1995

                                   Carrying              Fair           Carrying                 Fair
                                    Amount               Value           Amount                  Value

    Long-term
         obligations
         including
         current
         installments                $ 59,865             $56,046         $125,221              $103,699

    Forward exchange
         contract
         obligation                         -               5,316               -                      -

    Limitations

    Fair value estimates are made at a specific point in time, based on relevant market information and infor-mation about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(17)     Contingencies

 In 1993, the Company, along with other suppliers and manufacturers of cellular telephones, were named as defendants in a class action suit alleging negligence and breach of contract arising from the sale of portable hand-held cellular telephones. An order dismissing the Company as a defendant was granted in 1993 and is currently being appealed. The impact of the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that there are meritorious defenses to the claims made in this case and that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position.

 In 1996, Toshiba America Consumer Products, Inc. (Toshiba) and the Company have been named as a defendant in a complaint seeking in excess of $16,000. The complaint contains several allegations, including anti-trust violations and tortious interference arising out of the termination of alleged distrib-utorship arrangements with Toshiba. The Company was granted a motion to dismiss the complaint on August 12, 1996 subsequent to which the plaintiff has filed an appeal. The impact of the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that there are meritorious defenses to the claims made in this complaint and that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position.

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

 Item 9 - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

                               None

                             PART III

Item 10 - Directors and Executive Officers of the Registrant

Information regarding this item is set forth under the captions "Election of Directors" of the Company's Proxy Statement to be dated March 27, 1997, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy State-ment") and is incorporated herein by reference. Information with regard to Executive Officers is set forth in Item 1 of this Form 10-K.

Item 11 - Executive Compensation

The information regarding this item is set forth under the caption "Executive Compensation" of the Proxy Statement and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

     The information regarding this item is set forth under the caption "Beneficial Ownership of Common Stock" of the Proxy State-ment and is incorporated herein by reference. The Company knows of no arrangements which may result at a subsequent date in a change of control of the Company.

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

                             PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules,
           and Reports on Form 8-K

(a) (1)

The following financial statements are included in Item 8 of this
Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and Subsid-iaries as of November 30, 1996 and 1995.

Consolidated Statements of Income (Loss) of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1996, 1995 and
1994.

Consolidated Statements of Stockholders' Equity of Audiovox Corp-oration and Subsidiaries for the Years Ended November 30, 1996,
1995 and 1994.

Consolidated Statements of Cash Flows of Audiovox Corporation and
Subsidiaries for the Years Ended November 30, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 1996, 1995 and 1994.

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

                   Independent Auditors' Report



The Board of Directors and Stockholders
   Audiovox Corporation:


Under the date of January 23, 1997 we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1996 and 1995, and the related consolidated state-ments of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1996, which are included in the Company's 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the 1996 annual report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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



Jericho, New York
January 23, 1997

(3)  Exhibits See Item 14(c) for Index of Exhibits.

(b)  Reports on Form 8-K

     During the fourth quarter, the Registrant filed one report on Form 8-K:

     On October 18, 1996, the Registrant filed its current report on Form 8-K which reported the Registrant's authorization to exchange its 6 1/4% convertible subordinated debentures for its Class A Common Stock.

(c)  Exhibits

     EXHIBIT
     NUMBER    DESCRIPTION

      3.1 Certificate of Incorporation of the Company (incor-porated by reference to the Company's Registration
               Statement on Form S-1; No. 33-107, filed May 4,
               1987).

      3.1a Amendment to Certificate of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1993).

      3.2 By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-10726, filed May 4, 1987).

     10.1 Renewal, dated October 21, 1996, of Lease by and between Registrant and John J. Shalam dated October 22, 1986 (filed via EDGAR herewith).

     10.2 Fourth Amendment, dated as of July 29, 1996, to the Second Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (filed via EDGAR herewith).

     10.3 Fifth Amendment, dated as of September 10, 1996, to the Second Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (filed via EDGAR herewith).

     EXHIBIT
     NUMBER    DESCRIPTION

     10.4 Sixth Amendment, dated as of November 27, 1996, to the Second Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (filed via EDGAR herewith).

     11 Statement of Computation of Income (Loss) Per Common Share (Page 149 herein).

     21        Subsidiaries of the Registrant (Page 150 herein).

     23        Independent Auditors' Consent (Page 151 herein).

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

                                   AUDIOVOX CORPORATION



February 28, 1997                  BY:s/John J. Shalam
                                        John J. Shalam, President
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                      Date


s/John J. Shalam           President;                 February 28, 1997
John J. Shalam             Chief Executive Officer
                           (Principal Executive
                           Officer) and Director

s/Philip Christopher       Executive Vice President   February 28, 1997
Philip Christopher         and Director


s/Charles M. Stoehr        Senior Vice President,     February 28, 1997
Charles M. Stoehr          Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer) and
                           Director


s/Patrick M. Lavelle       Director                   February 28, 1997
Patrick M. Lavelle


s/Ann Boutcher             Director                   February 28, 1997
Ann Boutcher


s/Gordon Tucker            Director                   February 28, 1997
Gordon Tucker


s/Irving Halevy            Director                   February 28, 1997
Irving Halevy


s/Richard Maddia           Director                   February 28, 1997
Richard Maddia


s/Paul C. Kreuch, Jr.      Director                   February 28, 1997
Paul C. Kreuch, Jr.

                                                        Schedule II
              AUDIOVOX CORPORATION AND SUBSIDIARIES

                Valuation and Qualifying Accounts

           Years Ended November 30, 1996, 1995 and 1994
                          (In thousands)

Column A                     Column B          Column C         Column D    Column E
                                               Additions
                           Balance at   Charged to    Charged                Balance
                            Beginning   Costs and     To Other               At End
Description                   Of Year   Expenses      Accounts  Deductions  Of Year


1996
Allowance for doubtful
  accounts                   $ 2,707     $   430           -      $    22    $ 3,115
Cash discount allowances         165         149           -            -        314
Co-op advertising and
  volume rebate allow-
  ances                        3,225      17,629           -       13,877      6,977
Allowance for cellular
  deactivations                1,725           -           -           59      1,666
Reserve for warranties
  and product repair costs     3,948       3,784           -        2,757      4,975
                             $11,770     $21,992           -      $16,715    $17,047

1995
Allowance for doubtful
  accounts                   $ 1,623     $ 1,816           -      $   732    $ 2,707
Cash discount allowances         237           -           -           72        165
Co-op advertising and
  volume rebate allow-
  ances                        2,688       7,621           -        7,084      3,225
Allowance for cellular
  deactivations                1,234         491           -            -      1,725
Reserve for warranties
  and product repair costs     3,207       3,834           -        3,093      3,948
                             $ 8,989     $13,762           -      $10,981    $11,770

1994
Allowance for doubtful
  accounts                   $ 2,063     $   (21)                 $   419    $ 1,623
Cash discount allowances         302           -           -           65        237
Co-op advertising and
  volume rebate allow-
  ances                        1,429       5,898           -        4,639      2,688
Allowance for cellular
  deactivations                1,739           -           -          505      1,234
Reserve for warranties
  and product repair costs     3,805       2,970           -        3,568      3,207
                             $ 9,338     $ 8,847           -      $ 9,196    $ 8,989