Form 10-Q
period 1997-02-28
AUDIOVOX CORP
filed 1997-04-14
CIK 807707

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For Quarter Ended   February 28, 1997


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

     Class                  Outstanding at April 7, 1997

     Class A Common Stock          17,253,533 Shares
     Class B Common Stock           2,269,054 Shares

                       AUDIOVOX CORPORATION

                            I N D E X
                                                           Page
                                                          Number

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements:

          Consolidated Balance Sheets at
          February 28, 1997 (unaudited)
          and November 30, 1996                                   3

          Consolidated Statements of Income
          for the Three Months Ended February 28,
          1997 and February 29, 1996 (unaudited)                  4

          Consolidated Statements of Cash Flows
          for the Three Months Ended February 28,
          1997 and February 29, 1996 (unaudited)                 5

          Notes to Consolidated Financial Statements             6-8

ITEM 2    Management's Discussion and Analysis of
          Financial Operations and Results of
          Operations                                            9-21

PART II   OTHER INFORMATION

ITEM 6    Reports on Form 8-K                                     22

          SIGNATURES                                             23

              AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In thousands, except share data)

                                                 February 28,  November 30,
                                                    1997          1996
                                                (unaudited)
Assets
Current Assets:
 Cash and cash equivalents                         $  14,819    $  12,350
 Accounts receivable, net                             90,538      118,408
 Inventory, net                                       76,266       72,785
 Receivable from vendor                               15,442        4,565
 Prepaid expenses and other current assets            11,597        7,324
 Deferred income taxes                                 5,241        5,241
    Total current assets                             213,903      220,673
Investment securities                                 26,263       27,758
Equity investments                                     8,990        8,463
Property, plant and equipment, net                     7,530        6,756
Debt issuance costs, net                                   -          269
Excess cost over fair value of assets
  acquired and other intangible assets, net              791          804
Other assets                                           5,807        3,449

                                                   $ 263,284    $ 268,172

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                  $  24,572    $  28,192
 Accrued expenses and other current liabilities       16,647       18,961
 Income taxes payable                                 18,660        7,818
 Bank obligations                                      6,702        4,024
 Documentary acceptances                               2,664        3,501
    Total current liabilities                         69,245       62,496
Bank obligations                                           -       31,700
Deferred income taxes                                  9,980       10,548
Long-term debt, less current installments              6,418       28,165
    Total liabilities                                 85,643      132,909
Minority interest                                      1,405        1,137

Stockholders' equity:
 Preferred stock                                       2,500        2,500
 Common Stock:
   Class A; 30,000,000 authorized; 16,901,339 and
     14,040,414 issued on February 28, 1997, and
     November 30, 1996, respectively                     170          141
   Class B; 10,000,000 authorized; 2,260,954
     issued                                               22           22
 Paid-in capital                                     142,741      107,833
 Retained earnings                                    18,733       14,529
 Cumulative foreign currency translation
   and adjustment                                     (1,250)      (1,176)
 Unrealized gain on marketable securities, net        13,320       10,277
    Total stockholders' equity                       176,236      134,126
Commitments and contingencies
                                                   $ 263,284    $ 268,172

See accompanying notes to consolidated financial statements.

             AUDIOVOX CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Income
         (In thousands, except share and per share data)


                                                 Three Months Ended
                                              February 28,    February 29,
                                                  1997            1996
                                               (unaudited)     (unaudited)

Net sales                                        $  166,614     $  122,493

Cost of sales                                       138,612        102,616

   Gross profit                                      28,002         19,877

Operating expenses:

 Selling                                             11,701          7,509
 General and administrative                           8,919          7,605
 Warehousing, assembly and repair                     2,866          2,405

                                                     23,486         17,519

Operating income                                      4,516          2,358

Other income (expenses):

 Interest and bank charges                             (916)        (2,204)
 Equity in income of equity investments                 146            110
 Management fees and related income                      47             50
 Gain on sale of investment                          23,779            985
 Debt conversion expense                            (12,686)             -
 Other, net                                             442           (208)

                                                     10,812         (1,267)

Income before provision for income taxes             15,328          1,091

Provision for income taxes                           11,125            612

Net income                                       $    4,203     $      479

Net income per common share (primary)            $     0.24     $     0.05

Net income per common share (fully diluted)      $     0.23     $     0.05

Weighted average number of common shares
 outstanding, primary                            17,725,630      9,285,188

Weighted average number of common shares
 outstanding, fully diluted                      18,530,932      9,325,588








See accompanying notes to consolidated financial statements.

                  AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             (In thousands)


                                                       Three Months Ended
                                                  February 28,    February 29,
                                                     1997            1996
                                                  (unaudited)      (unaudited)
Cash flows from operating activities:
 Net income                                           $  4,203       $    479
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Debt conversion expense                              12,386              -
   Depreciation and amortization                           437            813
   Provision for bad debt expense                          (16)            59
   Equity in income of equity investments                 (795)          (110)
   Minority interest                                       265            109
   Gain on sale of investment                          (23,779)          (985)
   Provision for (recovery of) deferred income
     taxes, net                                         (2,433)           341
   Provision for unearned compensation                      69             90
   Gain on disposal of property, plant and
      equipment, net                                        (3)            (9)
 Changes in:
   Accounts receivable                                  26,745         21,025
   Inventory                                            (3,400)         2,715
   Accounts payable, accrued expenses and other
     current  liabilities                               (6,075)        (3,653)
   Receivable from vendor                              (10,876)        (4,651)
   Income taxes payable                                 10,818            394
   Prepaid expenses and other assets                    (4,196)          (104)

     Net cash provided by operating activities           3,350         16,513

Cash flows from investing activities:
 Purchases of property, plant and equipment, net        (1,103)          (768)
 Proceeds from sale of investment                       30,182          1,000
 Purchase of equity investment                               -             79

     Net cash provided by investing activities          29,079            311

Cash flows from financing activities:
 Net repayments under line of credit agreements        (29,089)       (21,351)
 Net borrowings under documentary acceptances             (836)            44
 Principal payments on long-term debt                        -         (4,371)
 Debt issuance costs                                       (13)           (50)
 Principal payments on capital lease obligation              -            (81)
 Proceeds from release of restricted cash                    -          5,959

     Net cash used in financing activities             (29,938)       (19,850)

 Effect of exchange rate changes on cash                   (22)            (6)

Net decrease in cash and cash equivalents                2,469         (3,032)

Cash and cash equivalents at beginning of period        12,350          7,076

Cash and cash equivalents at end of period            $ 14,819       $  4,044


See accompanying notes to consolidated financial statements.

              AUDIOVOX CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

             February 28, 1997 and February 29, 1996

  (Dollars in thousands, except share and per share data)

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the "Company") as of February 28, 1997 and November 30, 1996 and the results of operations and consolidated statements of cash flows for the three month periods ended February 28, 1997 and February 29, 1996.

     Accounting policies adopted by the Company are identified in
     Note 1 of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report filed on Form
     10-K.

(2) The information furnished in this report reflects all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim period. The interim figures are not necessarily indicative of the results for the year.

(3) The following is supplemental information relating to the consolidated statements of cash flows:

                                                Three Months Ended
                                              February 28,   February 29,
                                                  1997           1996

     Cash paid during the period:
      Interest (excluding bank
        charges)                                  $1,701         $  950
      Income taxes                                $2,783         $   48

     On February 9, 1996, the Company's 10.8% Series AA and 11.0%
     Series BB Convertible Debentures matured.  As of February 9,
     1996, $1,100 of the Series BB Convertible Debentures converted into 206,046 shares of Common Stock.

     As of February 28, 1997, the Company recorded an unrealized holding gain relating to available-for-sale marketable securities, net of deferred taxes, of $13,320 as a separate component of stockholders' equity.

     The Company issued a credit of $1,250 on open accounts receivable and issued 250,000 shares of its Class A Common
     Stock, valued at five dollars per share, in anticipation of an exchange for a 20% interest in Bliss-tel Company, Limited
     (Bliss-tel).

(4) The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 1, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior-period EPS data presented. Adoption of Statement 128 will not effect the Company's consolidated financial position or results of operations, however the impact on previously report EPS data is currently unknown.

(5) The Company formed Audiovox Venezuela C.A. (Audiovox Venezuela), an 80%-owned subsidiary, for the purpose of expanding its international business. The Company made an initial investment of $478 which was used by Audiovox Venezuela to obtain certain licenses, permits and fixed assets.

(6) The Company is in the process of purchasing a 20% equity investment in Bliss-tel in exchange for 250,000 shares of the Company's Class A Common Stock and a credit for open accounts receivable of $1,250. The issuance of the common stock resulted in an increase to additional paid in capital of approximately $1,248. The investment in Bliss-tel will be accounted for under the equity method of accounting.

(7) Subsequent to the first quarter of 1997, the Company formed Audiovox Specialized Applications, LLC, a 50%-owned equity investment, a consolidation of the Company's Heavy Duty Sound division, ASA Electronics and Audiovox Specialty Markets Co.

     The new company will market audio, video and security products to the heavy truck, RV, van, limousine, bus, marine, agricultural and aviation industries.

(8) Receivable from vendor includes a $9,000 prepayment to TALK for merchandise to be shipped during the second quarter of 1997.

(9) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     The Company markets its products under its own brand as well as private labels to a large and diverse distribution network both domestically and internationally. The Company's products are distributed by two separate marketing groups: Communications and Automotive. The Communications group consists of Audiovox Communications Corp. (ACC) and the Quintex retail operations (Quintex), both of which are wholly-owned subsidiaries of the Company. The Communications group markets cellular telephone products and receives activation commissions and residual fees from its retail sales. The Automotive group consists of Audiovox Automotive Electronics (AAE) and Heavy Duty Sound, which are divisions of the Company, and Audiovox Communications Sdn. Bhd. and Audiovox Holdings Sdn. Bhd., which are majority-owned subsidiaries. Products in the Automotive group includes automotive sound and security equipment, car accessories and home and portable sound products. The Company allocates interest and certain shared expenses to the operating groups based upon estimated usage. The following tables reflect the way the Company manages its business. The column headed "Other" includes general expenses and other income items which are not readily allocable. The following is a summary of pre-tax results by product group for the three months ended February 28, 1997 and February 29, 1996:

                 Consolidated Pre-Tax Operating Results
                  Three Months Ended February 28, 1997
                             (In thousands)

                              Total
                              Company    Communications    Automotive     Other

Net sales:
 Cellular product -
    wholesale                   $107,419       $107,419             -        -
 Cellular product -
    retail                         2,518          2,518             -        -
 Sound                            19,628              -      $ 19,628        -
 Security and
    accessories                   21,493              -        21,493        -
 Activation commissions           10,377         10,377             -        -
 Residual fees                     1,315          1,315             -        -
 Other                             3,864          2,643           961  $   260

    Total net sales              166,614        124,272        42,082      260

Gross profit                      28,002         19,701         8,571     (270)
                                    16.8%          15.9%         20.4%       -
Total operating
  expenses                        23,486         14,852         6,381    2,253

Operating income (loss)            4,516          4,849         2,190   (2,523)

Other income (expense)            10,812         (1,089)         (875)  12,776

Pre-tax income                  $ 15,328       $  3,760      $  1,315  $10,253

                 Consolidated Pre-Tax Operating Results
                  Three Months Ended February 29, 1996
                             (In thousands)

                                 Total
                                Company    Communications  Automotive    Other

Net sales:
 Cellular product -
    wholesale                   $ 70,494       $ 70,494           -          -
 Cellular product -
    retail                         1,994          1,994           -          -
 Sound                            17,943              -    $ 17,943          -
 Security and
    accessories                   17,483              -      17,483          -
 Activation commissions            9,552          9,552           -          -
 Residual fees                     1,234          1,234           -          -
 Other                             3,793          2,710         903    $   180

    Total net sales              122,493         85,984      36,329        180

Gross profit                      19,877         12,499       6,928        450
                                    16.2%          14.5%       19.1%         -
Total operating
  expenses                        17,519         10,156       5,673      1,690

Operating income (loss)            2,358          2,343       1,255     (1,240)

Other income (expense)            (1,267)        (1,582)     (1,033)     1,348

Pre-tax income                  $  1,091       $    761    $    222    $   108

RESULTS OF OPERATIONS
Three Months Ended February 28, 1997 versus February 29, 1996

Consolidated Results

     Net sales by product group for the three months ended
February 28, 1997 and February 29, 1996 and percentage of sales are reflected in the following table:

                                                         Three Months Ended
                                            February 28,                     February 29,
                                                1997                              1996

Communications
 Cellular product - wholesale             $107,419           64.5%          $ 70,494          57.5%
 Cellular product - retail                   2,518            1.5              1,994           1.6
 Activation commissions                     10,377            6.2              9,552           7.8
 Residual fees                               1,315            0.8              1,234           1.0
 Other                                       2,643            1.6              2,710           2.2
     Total Communications                  124,272           74.6             85,984          70.1

Automotive
 Sound                                      19,628           11.8             17,943          14.6
 Security and accessories                   21,493           12.9             17,483          14.3
 Other                                         961            0.6                903           0.8
     Total Automotive                       42,082           25.3             36,329          29.7

Other                                          260            0.1                180           0.2
     Total Company                        $166,614          100.0%          $122,493         100.0%

     Net sales increased approximately $44,121, or 36.0%, to $166,614 from last year. This increase in net sales was accompanied by a corresponding increase in gross profit margins to 16.8% from 16.2% in 1996. The increase in margin percentage, coupled with the increase in net sales, resulted in an increase of $8,125 in gross profit dollars. Operating expenses increased $5,967 to $23,486, predominately in selling expenses. As a percentage of net sales, however, operating expenses decreased to 14.1% in 1997 compared to

14.3% in 1996. Operating income for 1997 was $4,516, an increase of $2,158 over 1996. During the first quarter of 1997, the Company sold 1,360,000 shares of its holdings in CellStar for a net gain of approximately $14,743. In addition, the Company exchanged $21,479 of its 6 1/4% subordinated debentures for 2,860,925 shares of Class A Common Stock. Costs associated with this exchange were approximately $12,844, including income taxes. Both of these non-operating transactions were recorded in "Other".
     The following table sets forth for the periods indicated certain statement of income data for the Company expressed as a percentage of net sales:

                      Percentage of Sales
                      Three Months Ended
            February 28, 1997 and February 29, 1996

                                                       1997               1996
Net sales:
  Cellular product - wholesale                         64.5%               57.5%
  Cellular product - retail                             1.5                 1.6
  Sound                                                11.8                14.6
  Security and accessories                             12.9                14.3
  Activation commissions                                6.2                 7.8
  Residual fees                                         0.8                 1.0
  Other                                                 2.3                 3.2
     Total net sales                                  100.0%              100.0%

Gross profit                                           16.8                16.2

Total operating expenses                               14.1                14.3
Operating income                                        2.7                 1.9

Other income (expense)                                  6.5                (1.0)
Pre-tax income                                          9.2%                0.9%

Communication Results
     The Communications group is composed of ACC and Quintex, both wholly-owned subsidiaries of Audiovox Corporation. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line. Net sales increased approximately $38,288 from last year, an increase of 44.5%. Increases in product sales accounted for approximately $37,382 of this increase. Unit sales increased approximately 344,487 units, or 93.8%, over last year. Average unit selling prices declined approximately 18.0% but was offset by a corresponding decrease of 26.4% in average unit cost. The number of new cellular subscriptions processed by Quintex increased 4.5%, with an accompanying increase in activation commissions of approximately $825, or 8.6%. The average commission received by Quintex per activation increased approximately 3.9% from last year. Residual fees also increased over last year by approximately 6.6%. Gross margins improved to 15.9%, up from 14.5% a year ago, primarily due to a decrease in average unit cost. Total operating expenses increased approximately $4,696 during 1997. Selling expenses increased $3,719, primarily in selling commissions, divisional marketing and advertising. General and administrative expenses increased by $532, primarily in office salaries. Warehousing and assembly expenses increased by $445, primarily in direct labor and field warehousing expenses. Pre-tax income increased approximately $2,999 to $3,760 for 1997. Though gross margins have improved over last year, management believes that the cellular industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future.
     The following table sets forth for the periods indicated certain statement of income data for the Communications group expressed as a percentage of net sales:

                      Percentage of Sales
                      Three Months Ended
            February 28, 1997 and February 29, 1996

                                                      1997                 1996

Net sales:
  Cellular product - wholesale                         86.4%               82.0%
  Cellular product - retail                             2.0                 2.3
  Activation commissions                                8.4                11.1
  Residual fees                                         1.1                 1.4
  Other                                                 2.1                 3.2
     Total net sales                                  100.0%              100.0%

Gross profit                                           15.9                14.5

Total operating expenses                               12.0                11.8
Operating income                                        3.9                 2.7

Other income (expense)                                 (0.9)               (1.8)
Pre-tax income                                          3.0%                0.9%

Automotive Results
     Net sales increased approximately $5,753 compared to last year, an increase of 15.8%. Increases were experienced in all product lines. Approximately 42.8% of this increase was from the group's international operations. Automotive sound had increases in sales of Prestige Audio, Audiovox Audio and private label programs, partially offset by decreases in sales to new car dealers. Automotive security product sales increased in the Prestige and Pursuit Security product lines, partially offset by decreases in AA Security. Automotive accessories increased primarily in the cruise control product line. Gross margins were increased to 20.4% compared to 19.1% last year. Gross margin increases were experienced in the Pursuit Security product line and on AV sales to mass merchandisers and SPS sales to new car dealers and distributors. These increases were partially offset by decreases in the Heavy Duty Sound division and Prestige security product lines. Total operating expenses increased approximately $708 during 1997 compared to 1996. A majority of these increases were in the international operations. Selling expenses increased $483, primarily in domestic market development funds, international commission, salesmen salaries and travel. General and administrative expenses increased by $295, primarily in international salaries. Pre-tax income increased approximately $1,093 to $1,315 for 1997.
     The Company believes that the Automotive group has an expanding market with a certain level of volatility related to new car sales, both domestically and internationally. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.
     The following table sets forth for the periods indicated certain statement of income data for the Automotive group expressed as a percentage of net sales:

                      Percentage of Sales
                      Three Months Ended
            February 28, 1997 and February 29, 1996

                                                      1997                1996

Net sales:
  Sound                                                46.6%               49.4%
  Security and accessories                             51.1                48.1
  Other                                                 2.3                 2.5
     Total net sales                                  100.0%              100.0%

Gross profit                                           20.4%               19.1%

Total operating expenses                               15.2                15.6
Operating income                                        5.2                 3.5

Other income (expense)                                 (2.1)               (2.8)
Pre-tax income                                          3.1%                0.7%


Other Income and Expense
     Interest expense and bank charges decreased by $1,288, or 58.4%, compared to 1996. Equity in income of equity investments and management fees and related income increased $33 for the three months ended February 28, 1997 compared to the same period last year.
     During January 1997, the Company completed an exchange of $21,479 of its subordinated debentures for 2,860,925 shares of Class A Common Stock ("Exchange"). As a result of the Exchange, a charge of $12,686 was recorded. The charge to earnings represents

(i) the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature plus (ii) a write-off of the debt issuance costs associated with the subordinated debentures plus (iii) expenses associated with the Exchange offer. The Exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $158 was recorded. An increase in paid in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $33,592.
     Also during the first quarter, the Company sold 1,360,000 shares of CellStar Common Stock yielding net proceeds of approximately $30,182 and a gain, net of taxes, of approximately $14,743.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's cash position at February 28, 1997 was approximately $2,469 above the November 30, 1996 level. Operating activities provided approximately $3,350, primarily from profitable operations, a decrease in accounts receivable and an increase in income taxes payable, partially offset by increases in inventory and an advance to a supplier for product to be delivered during the second quarter of 1997. Investing activities provided approximately $29,079, primarily from the sale of an equity investment. Financing activities used approximately $29,938, primarily from the repayment of bank obligations.
     On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") which superseded the first amendment in its entirety. During 1996, the Credit Agreement was amended six times providing for various changes to the terms. The terms as of February 28, 1997 are summarized below.
     Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable and inventory of the Company and those subsidiaries.
The obligations were secured at November 30, 1996 by a pledge agreement entered into by the Company for 2,125,000 shares of CellStar Common Stock and ten shares of ACC. Subsequent to year end, the shares of CellStar Common Stock were released from the Pledge Agreement. Availability of credit under the Credit Agreement is a maximum aggregate amount of $85,000, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit Agreement expires on February 28, 1998. As a result, bank obligations under the Credit Agreement have been classified as short-term at February 28, 1997.
     The Credit Agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital as follows: pre-tax income of $4,000 per annum; pre-tax income of $2,500 for any two consecutive fiscal quarters; the Company cannot have pre-tax losses of more than $500 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters. In addition, the Company must maintain a minimum level of total net worth of $88,500, adjusted for 50% of the aggregate gains realized on sales of capital stock. The Company must maintain a minimum working capital of $125,000. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases, and capital expenditures.
     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1997 and for the reasonable foreseeable future.
Recent Accounting Pronouncements
     The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 1, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior-period EPS data presented. Adoption of Statement 128 will not effect the Company's consolidated financial position or results of operations, however the impact on previously report EPS data is currently unknown.

PART II - OTHER INFORMATION
Item 6.   Reports on Form 8-K
     During the first quarter, the Registrant filed two reports on Form 8-K:
     The first Form 8-K dated November 26, 1996 and filed December 4, 1996 reported the completion of the Registrant's exchange offer for its 6 1/4% Convertible Subordinated Debentures due 2001 (the "Debentures") for its Class A Common Stock. Approximately $41.2 million of the Debentures were exchanged for approximately 6.8 million shares of the Registrant's Class A Common Stock.
     The Form 8-K dated January 15, 1997 filed January 21, 1997 reported that the Registrant had entered into additional Debenture Exchange Agreements with holders of approximately $21.2 million of Debentures pursuant to which the Registrant exchanged approximately
2.9 million shares of the its Class A Common Stock.

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

Dated:  April 14, 1997

                         By:s/Charles M. Stoehr
                              Charles M. Stoehr
                              Senior Vice President and
                              Chief Financial Officer