Form 10-K/A
period 1996-11-30
AUDIOVOX CORP
filed 1997-07-08
CIK 807707

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


                              PART I

Item 1 - Business

General

     Audiovox Corporation, together with its operating subsidia-ries (collectively, the "Company"), markets and supplies, under its own name or trade names, a diverse line of aftermarket products which include cellular telephones, both hand held portables and vehicle installed, cellular telephone accessories, automotive sound equipment and automotive accessories, both of which are designed primarily for installation in cars, trucks and vans after they have left the factory and consumer electronic products.

     The Company's products are sold through a worldwide distri-bution network covering the United States, Canada and overseas. Sales are made directly and through independent distributors to cellular telephone accounts, cellular service providers, regional Bell Operating Companies ("BOCs"), new car dealers, mass merchan-disers, catalogue showrooms, original equipment manufacturers ("OEMs"), military Army and Air Force Exchange Systems ("AAFES"), autosound specialists and retailers. The Company sells to consumers from Company-owned retail sales and service locations which generally operate under the name "Quintex", which also receive activation commissions and residuals from certain cellu-lar service providers.

     The Company's products may be broadly grouped into three major categories: cellular, which includes telephone products, activation commissions and residual fees, automotive sound equipment and automotive accessories. These categories represent different product lines rather than separate reporting segments.

     The Company was incorporated in Delaware on April 10, 1987, as successor to the business of Audiovox Corp., a New York corporation founded in 1960 (the "predecessor company") by John
J. Shalam, the Company's President, Chief Executive Officer and controlling stockholder. Unless the context otherwise requires, or as otherwise indicated, references herein to the "Company" include the Company, its wholly-owned and majority-owned operat-ing subsidiaries.

Trademarks

     The Company markets products under several trademarks, including Audiovox , Custom SPS , Prestige , Pursuit , Minivox , Minivox Lite , The Protector and Rampage . The Company believes that these trademarks are recognized by customers and are there-fore significant in marketing its products. Trademarks are registered for a period of ten years and such registration is renewable for subsequent ten-year periods.

Distribution and Marketing

Cellular and Non-Cellular Wholesale

     The Company markets products on a wholesale basis to a variety of customers through its direct sales force and independ-ent sales representatives. During the fiscal year ended November 30, 1996, the Company sold its products to approximately 2,500 wholesale accounts, including the BOCs, other cellular carriers and their respective agents, mass merchandise chain stores, specialty installers, distributors and car dealers, OEMs and AAFES.

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

     The Company uses several techniques to promote its products to wholesale customers, including trade and customer advertising, attendance at trade shows and direct personal contact by Company sales representatives. In addition, the Company typically assists cellular carriers in the conduct of their marketing campaigns (including the scripting of telemarketing presenta-tions), conducts cooperative advertising campaigns, develops and prints custom sales literature and conducts in-house training programs for cellular carriers and their agents.

     The Company believes that the use of such techniques, along with the provision of warranty services and other support pro-grams, enhances its strategy of providing value-added marketing and, thus, permits the Company to increase Audiovox brand awareness among wholesale customers while, at the same time, promoting sales of the Company's products through to end users.

     The Company's wholesale policy is to ship its products within 24 hours of a requested shipment date from public ware-houses in Norfolk, Virginia, Sparks, Nevada and Canada and from leased facilities located in Hauppauge, New York and Los Angeles, California.

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

     The Company's retail outlets typically generate revenue from three sources: (i) sale of cellular telephones and related products, (ii) activation commissions paid to the Company by cellular telephone carriers when a customer initially subscribes for cellular service and (iii) monthly residual fees. The amount of the activation commissions paid by a cellular telephone carrier is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual payment is based upon a percentage of the customer's usage and is calculated based on the amount of the cellular phone billings generated by the base of the custom-ers activated by the Company on a particular cellular carrier's system. Under the Company's 11 licensee relationships, the licensee receives the majority of the activation commissions, and the Company retains the majority of the residual fees. The Company's agreements with cellular carriers provide for a reduc-tion in, or elimination of, activation commissions in certain circumstances if a cellular subscriber activated by the Company deactivates service within a specified period. The Company records an allowance to provide for the estimated liability for return of activation commissions associated with such deactiva-tions. See Note 1(l) of Notes to Consolidated Financial State-ments. As a practical matter, the profitability of the Company's retail operations is dependent on the Company maintaining agency agreements with cellular carriers under which it receives activa-tion commissions and residual fees.

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

     As of November 30, 1996, the Company had agency contracts with the following carriers in selected areas: Bell Atlantic/NYNEX Mobile Systems, Inc., BellSouth Mobility, Inc., GTE Mobilnet of the Southeast, Inc., and Richmond Cellular Telephone Company d/b/a Cellular One. Dependant upon the terms of the specific carrier contracts, which typically range in duration from one year to five years, the Company's retail operation may receive a one-time activation commission and periodic residual fees. These carrier contracts provide the carrier with the right to unilaterally restructure or revise activation commissions and residual fees payable to the Company, and certain carriers have exercised such right from time-to-time. Dependent upon the terms of the specific carrier contract, either party may terminate the agreement, with cause, upon prior notice.

Typically, the Company's right to be paid residual fees ceases upon termination of an agency contract.

Equity Investments

     The Company has from time-to-time, at both the wholesale and retail levels, established joint ventures to market its products to a specific market segment or geographic area. In entering into a joint venture, the Company seeks to join forces with an established distributor with an existing customer base and knowledge of the Company's products. The Company seeks to blend its financial and product resources with these local operations to expand their collective distribution and marketing capabili-ties. The Company believes that such joint ventures provide a more cost effective method of focusing on specialized markets. The Company does not participate in the day-to-day management of these joint ventures.

     As of November 30, 1996, the Company had a 31.6% ownership interest in TALK Corporation (TALK) which holds world-wide distribution rights for product manufactured by Shintom Co., Ltd. (Shintom). These products include cellular telephones, video recorders and players and automotive sound products. TALK has granted Audiovox exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand, and several mid-eastern countries. Addition-ally, the Company had a 50% non-controlling ownership in five other companies: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments, Audiovox Spe-cialty Markets Co., L.P. (ASMC), which acts as a distributor of televisions and other automotive sound, security and accessory products to specialized markets for RV's and van conversions, Audiovox Pacific Pty., Limited (Audiovox Pacific) which distrib-utes cellular telephones and automotive sound and security products in Australia and New Zealand, G.L.M. Wireless Communica-tions, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business and Quintex Communications West, LLC, which is in the cellular telephone and communications business. The Company's 80%-owned subsidiary, Audiovox Holdings (Malaysia) Sdn. Bhd. (Audiovox Holdings), had a 30% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia.

Customers


     The Company had one customer, Bell Atlantic, that accounted for 12.4% of the Company's net sales for fiscal 1996.

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

     Since 1984, the principal supplier of the Company's wholesale cellular telephones has been Toshiba Corporation
("Toshiba"), accounting for approximately 28%, 44% and 45% of the total dollar amount of all product purchases by the Company, during the fiscal years ended November 30, 1996, 1995 and 1994, respectively. In 1994, Toshiba competed directly with the Company in the United States by marketing cellular telephone products through Toshiba's United States distribution subsidiary.
As of November 30, 1995, Toshiba announced it will no longer distribute cellular telephone products through its subsidiary in the United States. Toshiba continues to sell products to the Company as an original equipment customer. In order to expand its supply channels and diversify its cellular product line, the Company now sources cellular equipment from other manufacturers including, Hagenuk Telecom Gmbh. ("Hagenuk"), Dancall Telecom A/S ("Dancall") and TALK. Purchases from TALK accounted for approximately 26%, 20% and 7% of total inventory purchases for the years ended November 30, 1996, 1995 and 1994, respectively. Purchases of non-cellular products are made primarily from other overseas suppliers including Hyundai Electronics Inc. ("Hyundai"), Namsung Corporation ("Namsung") and Nutek Corporation ("Nutek"). There are no agreements in effect that require manufacturers to supply product to the Company. The Company considers its relations with its suppliers to be good. In addition, the Company believes that alternative sources of supply are currently available.

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

     Richard Maddia has been a Vice President of the Company since 1991. Mr. Maddia is responsible for the Company's Management Information Systems for both the Company's distribution network and financial reporting. Mr. Maddia was elected to the Board of Directors in 1996.

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


     On March 15, 1996 and April 4, 1996, Audiovox was served with a complaint and an amended complaint, respectively, in an action entitled Electronics Communications Corp. ("ECC") v.
Toshiba America Consumer Products, Inc. and Audiovox Corporation in which plaintiff seeks injunctive relief and damages against Toshiba and Audiovox. The damages against both defendants could be an amount in excess of $16,000 arising out of alleged anti-trust violations, tortious interference with contract and tortious interfer-ence with prospective economic advantage or business relations and monopoly, all arising out of the termination of ECC's alleged distributorship arrangement with Toshiba.
Audiovox's motion to dismiss the complaint for failure to state a federal cause of action and for lack of subject matter jurisdiction was granted on August 12, 1996. Plaintiff has filed a Notice of Appeal with the Second Circuit Court of Appeals.


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

     Net sales of automotive sound equipment decreased by approxi-mately $2,708, or 2.5%, for fiscal 1996, compared to fiscal
1995. This decrease was attributable primarily to a decrease in sales of products sold to mass merchandise chains and auto sound sales to new car dealers. This decrease was partially offset by increases in sales of sound products to private label customers. Net sales of automotive security and accessory products increased approximately $20,418, or 27.9%, for fiscal 1996, compared to fiscal 1995, principally due to increases in sales of vehicle security products, Protector Hardgoods and cruise controls. This increase was partially offset by a reduction in net sales of AA security products.

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

     Total operating expenses increased approximately $2,837, or 3.5%, compared to last year. As a percentage to sales, total operating expenses decreased to 13.9% during 1996 compared to 16.1% for 1995. Selling expenses increased approximately $5,544, or 16.1%, over last year. Divisional marketing and advertising increased approximately $8,256 compared to last year in addition to travel and related expenses. These increases were partially offset by decreases in salesmen's commissions, salesmen's salaries, payroll taxes and employee benefits. General and administrative expenses decreased approximately $3,708 during 1996. The decreases were in occupancy costs, telephone and overseas buying office expenses and were partially offset by increases in office salaries, travel, payroll taxes, employee benefits and profes-sional fees. Warehousing, assembly and repair expenses increased approximately $1,001 compared to last year, predominately in warehousing expenses and direct labor.

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

     Interest expense and bank charges decreased by $1,214, or 12.5%, compared to 1995 as a result of a decrease in interest bearing debt. Other expenses decreased approximately $412 primarily due to the write-off of fixed assets in the retail group during 1995 which did not recur in 1996. Costs associated with the issuance of stock warrants for no monetary consideration to certain holders of the Company's convertible subordinated deben-tures also did not recur in 1996.

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

     During this period, the Company had favorable contracts with several of the major cellular carriers. To capitalize on the growth in the market during 1994, the Company embarked on an expansion program to increase its retail presence in its designated cellular markets. During fiscal 1995, beginning with the first quarter, the market place in which the Quintex retail operations conducted their business was adversely affected by several trends. These trends include a slow down in the growth of the cellular market, a desire by the cellular carriers to lower their acquisition costs with lower payments to its individual agents, increased competition by mass merchandisers and the cellular carriers direct sales force, and the overall economic conditions in the U.S. domestic market. As a result of these trends, the Company decided to reduce its retail presence by closing or disposing of all unprofitable Quintex locations through-out the U.S. The result of this plan was a reduction of outlets from 91 to 30. The cost of this closing was approximately $4,000 during fiscal 1995. Of the $4,000 charge to income, approximately $1,500 is related to inventory write-offs, $1,800 is associated with the lease buy-outs, employee severance pay, the write-off of leasehold improvements and other fixed assets and $700 of miscellan-eous charges including co-op advertising, deactivation allowances, and anticipated bad debts. The impact of this Quintex reduction program and the overall erosion of the retail market was a decrease in revenue of approximately $21,000 for fiscal 1995.

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

     Net sales of automotive sound equipment decreased by approxi-mately $5,100, or 4.5%, for fiscal 1995, compared to fiscal 1994. This decrease was attributable primarily to a decrease in sales of products sold to mass merchandise chains, coupled with decreases in auto sound sales to private label customers, new car dealers, products used in the truck and agricultural vehicle markets and several OEM accounts. Net sales of automotive security and accessory products increased approximately $9,200, or 14.3%, for fiscal 1995, compared to fiscal 1994, principally due to increases in sales of vehicle security products and Protector Hardgoods. This increase was partially offset by a reduction in net sales by the Company of recreational vehicle equipment and accessories.

     Gross margins declined to 14.1% in fiscal 1995 from 17.5% for fiscal 1994 as a result of lower selling prices and the write-down of the carrying value of inventory of $9,300 during the third quarter of 1995. This reflects the overall erosion of gross margins experienced primarily in the cellular product category which resulted in the decision to mark down the carrying value of the Company's cellular inventory. Of the $9,300 inventory adjust-ment, $8,800 was in the cellular product category and $500 was in the automotive sound product category in wholesale operations.


     Cellular gross margins were 9.8% for fiscal 1995 compared to 14.8% for fiscal 1994. As previously mentioned, the gross margins reflect an $8,800 charge for inventory write-downs. In addition, the decline in cellular margins is a result of the continuing decline of unit selling prices due to increased competition and the introduction of lower-priced units. The portable cellular telephone line accounted for the majority of this decrease. The average unit selling price declined 23.4% during the 1995 fiscal year. Likewise, gross profits on unit sales declined 26.7% for the same period. The number of new subscriber activations declined 15.5% to 126,000 for 1995 compared to 1994. Average commissions received by the Company from the cellular carriers per activation also declined 4.7% to $305 for the twelve months ended November 30, 1995 versus fiscal 1994. These decreases were partially offset by an increase of 19.4% in residual payments received by the Company compared to the same period in 1994. The Company believes that the cellular market will continue to be a highly-competitive, price-sensitive environment. Increased price competition related to the Company's product could result in downward pressure to the Company's gross margins if the Company is unable to obtain competitively-priced product from its suppliers or result in additional adjustments to the carrying value of the Company's inventory.

     Automotive sound margins decreased to 17.5% from 18.7% for the fiscal year ended November 30, 1995 compared to fiscal 1994. The decrease in automotive sound margins was primarily in the AV product line, partially offset by increases in the Heavy Duty Sound product lines. Automotive accessory margins decreased to 27.9% for 1995 from 29.1% in 1994. These decreases were primarily in the AA security product line, partially offset by an increase in margins in Prestige security products and Protector Hardgoods.

     Total operating expenses increased by approximately $6,100, or 8.1%, for the twelve months ended November 30, 1995 compared to fiscal 1994. A major component of this increase was the third quarter 1995 charge for the downsizing of the Company's retail operations. Excluding this charge, operating overhead increased $3,600 for fiscal 1995 compared to the same period of 1994.

     Warehousing, assembly and repair expenses increased approxi-mately $441, or 4.7 %, for 1995 compared to 1994. The increase for the twelve months was primarily in field warehousing expenses and travel. Selling expenses increased approximately $2,200, or 6.8%, compared to 1994. Advertising and other promotional market-ing programs accounted for the majority of the increase in fiscal 1995. General and administrative expenses increased $3,400, or 10.5%, for 1995 compared to 1994. A provision for costs associated with the down-sizing of the retail group was the primary component of this increase. This provision included costs for the buy-out of leases, the write-off of leasehold improvements, sever-ance pay and other charges necessary to close and consolidate the retail operations. Other increases were in professional fees, bad debt and expenses associated with the Company's overseas buying offices.


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


     The Credit Agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital as follows: pre-tax income of $4,000 per annum; pre-tax income of $2,500 for any two consecutive fiscal quarters; the Company cannot have pre-tax losses of more than $500 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters. In addition, the Company must maintain a minimum level of total net worth of $88,500, adjusted for 50% of the aggregate gains realized on sales of capital stock. The Company must maintain a minimum working capital of $125,000. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases, and capital expenditures. At November 30, 1996, the Company was not in compliance with several financial covenants which were waived. The violations pertained to the limit on capital expenditures made in the fiscal year ended November 30, 1996, the pre-tax net loss incurred in the fourth quarter of fiscal year ended November 30, 1996, the pre-tax net loss incurred in the two consecutive fiscal quarters ending November 30, 1996 and the pre-tax loss for the fiscal year ended November 30, 1996. As of the date of the issuance of the financial statements, the Company's creditors waived their right to call the bank obligations.


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

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

     The information regarding this item is set forth under the caption "Beneficial Ownership of Common Stock" of the Proxy Statement and is incorporated herein by reference. The following is a table of "Beneficial Ownership of Common Stock and Voting Power". The Company knows of no arrangements which may result at a subsequent date in a change of control of the Company.

          BENEFICIAL OWNERSHIP OF COMMON STOCK AND VOTING POWER

                                  Sole
                    Title of     Voting                    Combined
                     Class        or           Percent   Voting or     Percent
Name and           of Common   Investment         of      Investment     of
Address(1)          Stock (2)     Power          Class     Power (5)   Class
John J. Shalam
 150 Marcus Blvd.     Class A     5,634,939(3)   30.0%   24,466,919     61.2%
 Hauppauge, NY        Class B     1,883,198      83.3%
Philip Christopher
 150 Marcus Blvd.     Class A       340,154(4)    2.0%    2,949,694      7.4%
 Hauppauge, NY        Class B       260,954      11.5%
All directors and
 officers as a
 group                Class A     5,977,093      31.4%   27,418,613     68.8%
 (10 persons)         Class B     2,144,152      94.8%

(1) Cede & Co., nominee of Depository Trust Co., 55 Water Street, New York, New York 10041, was the owner of 13,091,084 shares of Class A and it is believed that none of such shares was beneficially owned.
(2) Includes as beneficially owned for each person listed those shares of Class A Common Stock into which Class B Common Stock beneficially owned by such person may be converted upon the exercise of the conversion right of the Class B Common Stock.
(3) The amount shown excludes 2,202 and 116,802 shares of Class A and Class B Common Stock, respectively, held in three irrevocable trusts for the benefit of Marc, David and Ari, the children of John J. Shalam, with respect to which shares Mr. Shalam disclaims any beneficial ownership.
(4) Includes for Mr. Christopher, 75,000 shares issuable with respect to options exercisable within 60 days under the Company's Stock Option Plans.
(5) Holders of Class A Common Stock, voting separately as a class, are entitled to elect 25% of the board of directors (provided that the number of outstanding shares of Class A Common Stock is at least 10% of the total number of outstanding in both classes of common stock); holders of Class B Common Stock, voting separately as a class, are entitled to elect the directors not elected by the holders of Class A Common Stock.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AUDIOVOX CORPORATION



July 8, 1997                  BY:s/John J. Shalam
                                        John J. Shalam, President
                                         and Chief Executive
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                      Date


s/John J. Shalam           President;                 July 8, 1997
John J. Shalam             Chief Executive Officer
                           (Principal Executive
                           Officer) and Director

s/Philip Christopher       Executive Vice President   July 8, 1997
Philip Christopher         and Director


s/Charles M. Stoehr        Senior Vice President,     July 8, 1997
Charles M. Stoehr          Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer) and
                           Director


s/Patrick M. Lavelle       Director                   July 8, 1997
Patrick M. Lavelle


s/Ann Boutcher             Director                   July 8, 1997
Ann Boutcher


s/Gordon Tucker            Director                   July 8, 1997
Gordon Tucker


s/Irving Halevy            Director                   July 8, 1997
Irving Halevy


s/Richard Maddia           Director                   July 8, 1997
Richard Maddia


s/Paul C. Kreuch, Jr.      Director                   July 8, 1997
Paul C. Kreuch, Jr.