Form 10-Q/A
period 1997-02-28
AUDIOVOX CORP
filed 1997-07-08
CIK 807707

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                           FORM 10-Q/A


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


     In connection with this investment, the Company entered into a stock purchase agreement with the other investor (Investor) in Audiovox Specialized Applications, LLC. The agreement provides for the sale of 352,194 shares of Class A Common Stock at $6.61 per share (aggregate proceeds of $2,328,002) by
     the Company to the Investor.   The transaction resulted in an
     increase to additional paid-in-capital of $2,324,478. The selling price of the shares are subject to adjustment in the event the Investor sells shares during a 90 day period, beginning with the effective date of the registration statement filed with the Securities and Exchange Commission to register such shares, at a loss. The adjustment to the selling price will equal the loss incurred by the Investor up to a maximum of 50% of the shares. In the event the Company does make an adjustment to the shares, additional goodwill will be recorded as the adjustment represents contingent consideration.


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

Dated:  July 8, 1997

                         By:s/Charles M. Stoehr
                              Charles M. Stoehr
                              Senior Vice President and
                              Chief Financial Officer