Form 10-Q
period 1997-05-31
AUDIOVOX CORP
filed 1997-07-15
CIK 807707

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For Quarter Ended   May 31, 1997


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

     Class                  Outstanding at June 27, 1997

     Class A Common Stock          17,253,533 Shares
     Class B Common Stock           2,260,954 Shares

                       AUDIOVOX CORPORATION

                            I N D E X
                                                                Page
                                                               Number

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements:

          Consolidated Balance Sheets at
          May 31, 1997 (unaudited) and
          November 30, 1996                                       3

          Consolidated Statements of Income
          for the Three  and Six Months Ended
          May 31, 1997 and May 31, 1996
          (unaudited)                                            4

          Consolidated Statements of Cash Flows
          for the Six Months Ended May 31,1997
          and May 31, 1996 (unaudited)                           5

          Notes to Consolidated Financial Statements             6-9

ITEM 2    Management's Discussion and Analysis of
          Financial Operations and Results of
          Operations                                            10-29

PART II   OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security
          Holders                                              30-31

ITEM 6    Reports on Form 8-K                                     31

          SIGNATURES                                             32

              AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In thousands, except share data)

                                                  May 31,    November 30,
                                                   1997          1996
                                                (unaudited)
Assets
Current Assets:
 Cash and cash equivalents                         $  24,946    $  12,350
 Accounts receivable, net                             82,110      118,408
 Inventory, net                                       82,593       72,785
 Receivable from vendor                                8,040        4,565
 Prepaid expenses and other current assets             6,360        7,324
 Deferred income taxes                                 5,241        5,241
    Total current assets                             209,290      220,673
Investment securities                                 23,319       27,758
Equity investments                                    13,741        8,463
Property, plant and equipment, net                     8,086        6,756
Debt issuance costs, net                                   -          269
Excess cost over fair value of assets
  acquired and other intangible assets, net            6,289          804
Other assets                                           3,013        3,449

                                                   $ 263,738    $ 268,172

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                  $  19,909    $  28,192
 Accrued expenses and other current liabilities       17,711       18,961
 Income taxes payable                                 12,356        7,818
 Bank obligations                                      8,086        4,024
 Documentary acceptances                               2,527        3,501
    Total current liabilities                         60,589       62,496
Bank obligations                                           -       31,700
Deferred income taxes                                  8,861       10,548
Long-term debt                                         6,565       28,165
    Total liabilities                                 76,015      132,909
Minority interest                                      1,915        1,137

Stockholders' equity:
 Preferred stock                                       2,500        2,500
 Common Stock:
   Class A; 30,000,000 authorized; 17,253,533 and
     14,040,414 issued on May 31, 1997 and
     November 30, 1996, respectively                     173          141
   Class B; 10,000,000 authorized; 2,260,954
     issued                                               22           22
 Paid-in capital                                     145,214      107,833
 Retained earnings                                    27,087       14,529
 Cumulative foreign currency translation
   and adjustment                                     (1,420)      (1,176)
 Unrealized gain on marketable securities, net        12,560       10,277
 Treasury stock, 50,000 Class A common shares,
   at cost                                              (328)           -
    Total stockholders' equity                       185,808      134,126
Commitments and contingencies

                                                   $ 263,738    $ 268,172



See accompanying notes to consolidated financial statements.

                   AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
               (In thousands, except share and per share data)

                                       Three Months Ended    Six Months Ended
                                           May 31,                May 31,
                                        1997       1996            1997             1996
                                         (unaudited)            (unaudited)


Net sales                            $  148,195 $  141,194 $  314,809 $  263,687

Cost of sales                           123,140    119,608    261,752    222,224

   Gross profit                          25,055     21,586     53,057     41,463

Operating expenses:

 Selling                                  8,848      8,808     20,549    16,317
 General and administrative               9,379      7,888     18,298    15,493
 Warehousing, assembly and repair         3,016      2,651      5,882      5,056

                                         21,243     19,347     44,729     36,866

Operating income                          3,812      2,239      8,328     4,597

Other income (expenses):

 Interest and bank charges                 (433)    (2,010)    (1,349)   (4,214)
 Equity in income of equity investments     167        305        313       415
 Management fees and related income          28        100         75       150
 Gain on sale of investment              10,187          -     33,966       985
 Debt conversion expense                      -          -    (12,686)        -
 Other, net                                 271       (208)       713       (417)

                                         10,220     (1,813)    21,032     (3,081)

Income before provision for income taxes 14,032        426     29,360     1,516

Provision for income taxes                5,678        276     16,803        888

Net income                           $    8,354 $      150 $   12,557 $      628

Net income per common share (primary)$     0.43 $     0.02 $     0.67 $     0.07

Net income per common share
 (fully diluted)                     $     0.42 $     0.02 $     0.66 $     0.07

Weighted average number of common
 shares outstanding, primary         19,511,207  9,285,188 18,640,466  9,285,188

Weighted average number of common
 shares outstanding, fully diluted   19,709,128  9,339,475 19,150,938  9,332,531





See accompanying notes to consolidated financial statements.

                  AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             (In thousands)


                                                        Six Months Ended
                                                      May 31,         May 31,
                                                       1997             1996
                                                    (unaudited)      (unaudited)
Cash flows from operating activities:
 Net income                                           $ 12,557       $    628
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Debt conversion expense                              12,386              -
   Depreciation and amortization                           924          1,628
   Provision for bad debt expense                          172            107
   Equity in income of equity investments                 (388)          (415)
   Minority interest                                       779            243
   Gain on sale of investment                          (33,966)          (985)
   Provision for (recovery of) deferred income
     taxes, net                                         (3,086)           509
   Provision for unearned compensation                     111            159
   Gain on disposal of property, plant and equipment, net   (7)            (9)
   Warrant expense                                         106              -
 Changes in:
   Accounts receivable                                  33,492          8,380
   Inventory                                           (11,587)         7,165
   Accounts payable, accrued expenses and other current
     liabilities                                        (8,779)         3,403
   Receivable from vendor                               (3,475)        (5,760)
   Income taxes payable                                  4,532            398
   Prepaid expenses and other assets                       223         (1,392)
     Net cash provided by operating activities           3,994         14,059

Cash flows from investing activities:
 Purchases of property, plant and equipment, net        (2,087)        (1,132)
 Proceeds from sale of investment                       42,088          1,000
 Purchase of equity investments                         (4,706)             -
 Proceeds from distribution from equity investment           -            198
     Net cash provided by investing activities          35,295             66

Cash flows from financing activities:
 Net repayments under line of credit agreements        (27,654)       (15,631)
 Net (repayments) borrowings under documentary
   acceptances                                            (973)         1,470
 Principal payments on long-term debt                        -         (4,380)
 Debt issuance costs                                       (13)          (141)
 Proceeds from issuance of class A common stock          2,328              -
 Repurchase of class A common stock                       (328)             -
 Principal payments on capital lease obligation              -           (145)
 Proceeds from release of restricted cash                    -          5,959
     Net cash used in financing activities             (26,640)       (12,868)

 Effect of exchange rate changes on cash                   (53)            (7)

Net increase in cash and cash equivalents               12,596          1,250

Cash and cash equivalents at beginning of period        12,350          7,076

Cash and cash equivalents at end of period            $ 24,946       $  8,326


See accompanying notes to consolidated financial statements.

              AUDIOVOX CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

         Six Months Ended May 31, 1997 and May 31, 1996

  (Dollars in thousands, except share and per share data)

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the "Company") as of May 31, 1997 and November 30, 1996 and the results of operations and consolidated statements of cash flows for the six-month periods ended May 31, 1997 and May 31, 1996. The interim figures are not necessarily indicative of the results for the year.

     Accounting policies adopted by the Company are identified in
     Note 1 of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report filed on Form
     10-K.

(2) The following is supplemental information relating to the consolidated statements of cash flows:

                                           Six Months Ended
                                         May 31,         May 31,
                                         1997             1996

     Cash paid during the period:
      Interest (excluding bank
        charges)                        $ 1,210         $3,652
      Income taxes                      $15,161         $  142

     On February 9, 1996, the Company's 10.8% Series AA and 11.0%
     Series BB Convertible Debentures matured.  As of February 9,
     1996, $1,100 of the Series BB Convertible Debentures converted into 206,046 shares of Common Stock.

     As of May 31, 1997, the Company recorded an unrealized holding gain relating to available-for-sale marketable securities, net of deferred taxes, of $12,560 as a separate component of stockholders' equity.

     The Company issued a credit of $1,250 on open accounts receivable and issued 250,000 shares of its Class A Common
     Stock, valued at five dollars per share, in anticipation of an exchange for a 20% interest in Bliss-tel Company, Limited
     (Bliss-tel).

     During the second quarter of 1997, the Company contributed
     $6,463 in net assets in exchange for a 50% ownership interest in Audiovox Specialized Applications, LLC (ASA) which resulted in $5,595 of excess cost over fair value of net assets.

(3) The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 1, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior-period EPS data presented. Adoption of Statement 128 will not effect the Company's consolidated financial position or results of operations, however the impact on previously report EPS data is currently unknown.

(4) The Company formed Audiovox Venezuela C.A. (Audiovox Venezuela), an 80%-owned subsidiary, for the purpose of expanding its international business. The Company made an initial investment of $478 which was used by Audiovox Venezuela to obtain certain licenses, permits and fixed assets.

(5) The Company purchased a 20% equity investment in Bliss-tel in exchange for 250,000 shares of the Company's Class A Common Stock and a credit for open accounts receivable of $1,250.
     The issuance of the common stock resulted in an increase to additional paid-in capital of approximately $1,248. The investment in Bliss-tel will be accounted for under the equity method of accounting.

(6) The Company completed an exchange of $21,479 of its subordinated debentures for 2,860,925 shares of Class A Common Stock ("Exchange"). As a result of the Exchange, a charge of $12,686 was recorded. The charge to earnings represents (i) the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature plus (ii) a write-off of the debt issuance costs associated with the subordinated debentures plus (iii) expenses associated with the Exchange offer. The Exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $158 was recorded. An increase in paid-in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $33,592.

(7) During the second quarter of 1997, the Company purchased a 50% equity investment in a newly-formed company, ASA, for approximately $11,119. The Company contributed the net assets of its Heavy Duty Sound division, its 50% interest in Audiovox Specialty Markets Co. (ASMC) and $4,656 in cash. In connection with this investment, excess cost over fair value of net assets acquired of $5,595 resulted, which is being amortized on a straight-line basis over 20 years. The other investor (Investor) contributed its 50% interest in ASMC and the net assets of ASA Electronics Corporation. In connection with this investment, the Company entered into a stock purchase agreement with the Investor in ASA. The agreement provides for the sale of 352,194 shares of Class A Common Stock at $6.61 per share (aggregate proceeds of approximately
     $2,328) by the Company to the Investor.   The transaction
     resulted in an increase to additional paid-in capital of approximately $2,324. The selling price of the shares are subject to adjustment in the event the Investor sells shares at a loss during a 90-day period, beginning with the effective date of the registration statement filed with the Securities and Exchange Commission to register such shares. The adjustment to the selling price will equal the loss incurred by the Investor up to a maximum of 50% of the shares. In the event the Company does make an adjustment to the shares, additional goodwill will be recorded as the adjustment represents contingent consideration.

(8) Receivable from vendor is a prepayment to TALK for merchandise to be shipped during the third quarter of 1997.

(9) During the second quarter, the Company's Board of Directors approved the repurchase of 1,000,000 shares of the Company's Class A Common Stock in the open market under a share repurchase program (the Program). As of May 31, 1997, 50,000 shares were repurchased under the Program at an average price of $6.50 per share for an aggregate amount of $325.
     Subsequent to May 31, 1997, 62,000 shares have been repurchased under the Program at an average price of $7.39 per share for an aggregate amount of $458.

(10) For the six months ended May 31, 1997, the Company sold
     1,725,000 shares of CellStar common stock yielding net proceeds of approximately $42,088 and a gain, net of taxes, of approximately $21,059.

(11) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Automotive Electronics (AAE) and, through February 28, 1997,  Heavy

Duty Sound, which are divisions of the Company, and Audiovox

Communications Sdn. Bhd., Audiovox Holdings Sdn. Bhd. and Audiovox

Venezuela, which are majority-owned subsidiaries.  Products in the

Automotive group includes automotive sound and security equipment,

car accessories and home and portable sound products. The Company allocates interest and certain shared expenses to the operating groups based upon estimated usage. The following tables reflect the way the Company manages its business.  The column headed "Other"

includes general expenses and other income items which are not readily allocable. The following tables are summaries of pre-tax results by product group for the three and six months ended May 31,

1997 and May 31, 1996:

                 Consolidated Pre-Tax Operating Results

                     Three Months Ended May 31, 1997
                             (In thousands)
                               (Unaudited)

                              Total
                              Company    Communications   Automotive     Other
Net sales:
Product sales:
 Cellular wholesale           $ 86,871       $ 86,871             -          -
 Cellular retail                 1,793          1,793             -          -
 Sound                          24,034              -      $ 24,034          -
 Security and
    accessories                 22,937              -        22,937          -
 Activation commissions          8,288          8,288             -          -
 Residual fees                   1,097          1,097             -          -
 Other                           3,175          3,129           615   $   (569)

    Total net sales            148,195        101,178        47,586       (569)

Gross profit                    25,055         15,948         9,482       (375)
                                  16.9%          15.8%         19.9%         -

 Selling                         8,848          5,949         2,773        126
 General and
    administrative               9,379          3,654         3,050      2,675
 Warehousing and
    assembly                     3,016          2,173           748         95

Total operating
  expenses                      21,243         11,776         6,571      2,896

Operating income (loss)          3,812          4,172         2,911     (3,271)

Other income (expense)          10,220         (1,143)         (905)    12,268

Pre-tax income                $ 14,032       $  3,029      $  2,006    $ 8,997

                 Consolidated Pre-Tax Operating Results
                     Three Months Ended May 31, 1996
                             (In thousands)
                               (Unaudited)

                              Total
                             Company    Communications   Automotive      Other

Net sales:
Product sales:
 Cellular wholesale           $ 77,376       $ 77,376             -          -
 Cellular retail                 1,878          1,878             -          -
 Sound                          25,105              -      $ 25,105          -
 Security and
    accessories                 23,379              -        23,379          -
 Activation commissions          7,619          7,619             -          -
 Residual fees                   1,184          1,184             -          -
 Other                           4,653          3,515           809   $    329

    Total net sales            141,194         91,572        49,293        329

Gross profit                    21,586         12,278         8,921        387
                                  15.3%          13.4%         18.1%         -

 Selling                         8,808          6,063         2,654         91
 General and
    administrative               7,888          3,666         2,764      1,458
 Warehousing and
    assembly                     2,651          1,790           874        (13)

Total operating
  expenses                      19,347         11,519         6,292      1,536

Operating income (loss)          2,239            759         2,629     (1,149)

Other income (expense)          (1,813)        (1,568)       (1,023)       778

Pre-tax income (loss)         $    426       $   (809)     $  1,606    $  (371)

                 Consolidated Pre-Tax Operating Results
                      Six Months Ended May 31, 1997
                             (In thousands)
                               (Unaudited)

                               Total
                              Company    Communications   Automotive     Other

Net sales:
Product sales:
 Cellular wholesale           $194,290       $194,290             -          -
 Cellular retail                 4,311          4,311             -          -
 Sound                          43,662              -      $ 43,662          -
 Security and
    accessories                 44,430              -        44,430          -
 Activation commissions         18,665         18,665             -          -
 Residual fees                   2,412          2,412             -          -
 Other                           7,039          5,772         1,577   $   (310)

    Total net sales            314,809        225,450        89,669       (310)

Gross profit                    53,057         35,649        18,053       (645)
                                  16.9%          15.8%         20.1%         -

 Selling                        20,549         14,902         5,462        185
 General and
    administrative              18,298          7,607         5,867      4,824
 Warehousing and
    assembly                     5,882          4,119         1,623        140

Total operating
  expenses                      44,729         26,628        12,952      5,149

Operating income (loss)          8,328          9,021         5,101     (5,794)

Other income (expense)          21,032         (2,232)       (1,780)    25,044

Pre-tax income                $ 29,360       $  6,789      $  3,321    $19,250

                 Consolidated Pre-Tax Operating Results
                      Six Months Ended May 31, 1996
                             (In thousands)
                               (Unaudited)

                              Total
                             Company    Communications   Automotive      Other

Net sales:
Product sales:
 Cellular wholesale           $147,870       $147,870             -          -
 Cellular retail                 3,872          3,872             -          -
 Sound                          43,048              -      $ 43,048          -
 Security and
    accessories                 40,862              -        40,862          -
 Activation commissions         17,171         17,171             -          -
 Residual fees                   2,418          2,418             -          -
 Other                           8,446          6,225         1,712   $    509

    Total net sales            263,687        177,556        85,622        509

Gross profit                    41,463         24,777        15,849        837
                                  15.7%          14.0%         18.5%         -

 Selling                        16,317         11,297         4,860        160
 General and
    administrative              15,493          7,088         5,285      3,120
 Warehousing and
    assembly                     5,056          3,290         1,820        (54)

Total operating
  expenses                      36,866         21,675        11,965      3,226

Operating income (loss)          4,597          3,102         3,884     (2,389)

Other income (expense)          (3,081)        (3,150)       (2,056)     2,125

Pre-tax income (loss)         $  1,516       $    (48)     $  1,828    $  (264)

RESULTS OF OPERATIONS
Consolidated Results
Three months ended May 31, 1997 compared to three months ended
May 31, 1996

     Net sales were $148,195 for 1997, an increase of $7,001, or 5.0%, over the same period last year. The increase in net sales was accompanied by a corresponding increase in gross profit margins to 16.9% from 15.3% last year. This increase in margin percentage, coupled with the increase in net sales, resulted in an increase of approximately $3,469 in gross profit dollars. Operating expenses increased to $21,243 from $19,347, a 9.8% increase. Operating income for 1997 was $3,812, an increase of $1,573 compared to last year. During the second quarter of 1997, the Company sold 365,000 shares of its holdings of CellStar for a net gain of $6,316. This non-operating transaction is reported under the "Other" caption in the preceding tables.

     Net sales by product group for the three months ended May
31, 1997 and May 31, 1996 and percentage of sales are reflected in the following table:

                                                         Three Months Ended
                                               May 31,                           May 31,
                                                 1997                              1996
Communications
 Cellular product - wholesale            $ 86,871            58.6%          $ 77,376          54.8%
 Cellular product - retail                  1,793             1.2              1,878           1.3
 Activation commissions                     8,288             5.6              7,619           5.4
 Residual fees                              1,097             0.7              1,184           0.8
 Other                                      3,129             2.1              3,515           2.5
     Total Communications                 101,178            68.3             91,572          64.9
Automotive
 Sound                                     24,034            16.2             25,105          17.8
 Security and accessories                  22,937            15.5             23,379          16.6
 Other                                        615             0.4                809           0.6
     Total Automotive                      47,586            32.1             49,293          34.9
Other                                        (569)           (0.4)               329           0.2
     Total Company                       $148,195           100.0%          $141,194         100.0%

Six months ended May 31, 1997 compared to six months ended
May 31, 1996

     Net sales for the six months were $314,809, an increase of $51,122, or 19.4%, over the same period last year. The increase in net sales was accompanied by a corresponding increase in gross profit margins to 16.9% from 15.7% last year. This increase in margin percentage, coupled with the increase in net sales, resulted in an increase of approximately $11,594 in gross profit dollars. Operating expenses increased to $44,729 from $36,866 in all expense categories: selling expenses, general and administrative expenses and warehousing and assembly expenses. Operating income for 1997 was $8,328, an increase of $3,731 compared to last year. During the first six months of 1997, the Company sold 1,725,000 shares of its holdings of CellStar for a
net gain of $21,059.   The Company also exchanged $21,479 of its
6 1/4% subordinated debentures for 2,860,925 shares of Class A Common Stock. The costs associated with this exchange were approximately $12,844, including income taxes. Both of these non-operating transactions are reported under the "Other" caption in the preceding tables.
     Net sales by product group for the six months ended May 31, 1997 and May 31, 1996 and percentage of sales are reflected in the following table:

                                                               Six Months Ended
                                              May 31,                            May 31,
                                                1997                              1996

Communications
 Cellular product - wholesale            $194,290            61.7%          $147,870          56.1%
 Cellular product - retail                  4,311             1.4              3,872           1.5
 Activation commissions                    18,665             5.9             17,171           6.5
 Residual fees                              2,412             0.8              2,418           0.9
 Other                                      5,772             1.8              6,225           2.4
     Total Communications                 225,450            71.6            177,556          67.3

Automotive
 Sound                                     43,662            13.9             43,048          16.3
 Security and accessories                  44,430            14.1             40,862          15.5
 Other                                      1,577             0.5              1,712           0.6
     Total Automotive                      89,669            28.5             85,622          32.5

Other                                        (310)           (0.1)               509           0.2
     Total Company                       $314,809           100.0%          $263,687         100.0%


     The following table sets forth for the periods indicated certain statement of income data for the Company expressed as a percentage of net sales:

                          Consolidated
                      Percentage of Sales

                                        Three Months         Six Months
                                        Ended May 31,       Ended May 31,
                                       1997      1996      1997      1996
Net sales:
  Cellular product - wholesale          58.6%     54.8%     61.7%     56.1%
  Cellular product - retail              1.2       1.3       1.4       1.5
  Sound                                 16.2      17.8      13.9      16.3
  Security and accessories              15.5      16.6      14.1      15.5
  Activation commissions                 5.6       5.4       5.9       6.5
  Residual fees                          0.7       0.8       0.8       0.9
  Other                                  2.1       3.3       2.2       3.2
     Total net sales                   100.0     100.0     100.0     100.0
Gross profit                            16.9      15.3      16.9      15.7
Total operating expenses                14.3      13.7      14.2      14.0
Operating income                         2.6       1.6       2.6       1.7

Other income (expense)                   6.9      (1.3)      6.7      (1.2)
Pre-tax income                           9.5%      0.3%      9.3%      0.6%

Communication Results


     The Communications group is composed of ACC and Quintex, both wholly-owned subsidiaries of Audiovox Corporation. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line.

Three months ended May 31, 1997 compared to three months ended
May 31, 1996

     Net sales were $101,178, an increase of $9,606, or 10.5%, over the same period last year. Unit sales of cellular telephones increased 166,000 units, or 36.8%, over 1996. Average unit selling prices decreased approximately 19.9% but was offset by a corresponding decrease of 24.0% in average unit cost. The number of new cellular subscriptions processed by Quintex increased 1.7%, with an accompanying increase in activation commissions of approximately $669, or 8.8%. The average commission received by Quintex per activation increased approximately 7.0% from last year. Unit gross profit margins increased to 11.7% from 6.9% last year, primarily due to increased unit sales and reduced unit costs. Operating expenses increased to $11,776 from $11,519. As a percentage of net sales, however, operating expenses decreased to 11.6% during 1997 compared to 12.6% in 1996. Selling expenses decreased compared to last year, primarily in divisional marketing and advertising, partially offset by increases in salesmen salaries and commissions. General and administrative expenses decreased during 1997 by $12 over 1996. Warehousing and assembly expenses increased by $383 during 1997 over last year, primarily in tooling and direct labor. Pre-tax income for 1997 was $3,029, an increase of $3,838 compared to last year.

Six months ended May 31, 1997 compared to six months ended
May 31, 1996

     Net sales were $225,450, an increase of $47,894, or 27.0%, over the same period last year. Unit sales of cellular telephones increased 511,000 units, or 62.4%, over 1996. Average unit selling prices decreased approximately 18.2% but were partially offset by a corresponding decrease of 24.6% in average unit cost. The number of new cellular subscriptions processed by Quintex increased 3.3%, with an accompanying increase in activation commissions of approximately $1,494, or 8.7%. The average commission received by Quintex per activation increased approximately 5.3% from last year. Unit gross profit margins increased to 13.0% from 5.7% last year, primarily due to increased unit sales and reduced unit costs. Operating expenses increased to $26,628 from $21,675. As a percentage of net sales, however, operating expenses decreased to 11.8% during 1997 compared to 12.2% in 1996. Selling expenses increased over last year, primarily in divisional marketing, advertising and commissions. General and administrative expenses increased over 1996 by $519, primarily in office salaries and temporary personnel. Warehousing and assembly expenses increased over 1996 by $829, primarily in tooling, field warehouse expenses and direct labor. Pre-tax income for 1997 was $6,789, an increase of $6,837 compared to last year.

     Though gross margins have improved over last year, management believes that the cellular industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future.
     The following table sets forth for the periods indicated certain statement of income data for the Communications group expressed as a percentage of net sales:

                         Communications
                      Percentage of Sales

                                        Three Months         Six Months
                                        Ended May 31,       Ended May 31,
                                       1997      1996      1997      1996
Net sales:
  Cellular product - wholesale          85.9%    84.5%      86.2%     83.3%
  Cellular product - retail              1.8      2.1        1.9       2.2
  Activation commissions                 8.2      8.3        8.3       9.7
  Residual fees                          1.1      1.3        1.1       1.4
  Other                                  3.1      3.8        2.6       3.5
     Total net sales                   100.0    100.0      100.0     100.0

Gross profit                            15.8     13.4       15.8      14.0

Total operating expenses                11.6     12.6       11.8      12.2
Operating income                         4.1      0.8        4.0       1.7

Other income (expense)                  (1.1)    (1.7)      (1.0)     (1.8)
Pre-tax income (loss)                    3.0%    (0.9)%      3.0%      0.0%

Automotive Results
Three months ended May 31, 1997 compared to three months ended
May 31, 1996

     Net sales decreased approximately $1,707 compared to last year, a decrease of 3.5%. Decreases were experienced in both the automotive sound and security and accessories product lines.

Automotive sound decreased 4.3% compared to last year, primarily due to decreased sales in Heavy Duty Sound and Prestige Audio product lines. As explained in footnote number 7 the Company has contributed the net assets of the Heavy Duty Sound division to a new 50%-owned venture. The loss of revenues from the Heavy Duty Sound line was $2,151 for the three months ended May 31, 1996. As explained in footnote number 7, this revenue will be realized in the joint venture. Automotive security and accessories decreased 1.9% compared to last year, primarily due to decreased sales in Prestige and AA Security lines, partially offset by increases in net sales of the international operations. Gross margins increased to 19.9% from 18.1% last year. This increase was experienced in SPS and AV sound products and Prestige Security. Operating expenses increased to $6,571 from $6,292. Selling expenses increased over last year by $119, primarily in our international operations, in salesmen salaries and commissions. General and administrative expenses increased over 1996 by $286, primarily in salaries, office expenses and professional fees. Warehousing and assembly expenses decreased from 1996 by $126. Pre-tax income for 1997 was $2,006, an increase of $400 compared to last year.

Six months ended May 31, 1997 compared to six months ended
May 31, 1996

     Net sales increased approximately $4,047 compared to last year, an increase of 4.7%. Increases were experienced in all product lines. A majority of the increase was from the group's international operations. Automotive sound increased 1.4% compared to last year. Automotive security and accessories increased 8.7% compared to last year, primarily due to increased sales in Prestige Security, Protector Hardgoods and Video, partially offset by a decrease in net sales of AA Security. Gross margins increased to 20.1% from 18.5% last year. This increase was experienced in AV, Private Label, SPS and Protector Hardgoods product lines, partially offset by a decrease in Prestige Audio. Operating expenses increased to $12,952 from $11,965. Selling expenses increased over last year by $602, primarily in our international operations, in divisional marketing, advertising, salesmen salaries and travel. General and administrative expenses increased over 1996 by $582, primarily in our international operations, salaries, office expenses and professional fees. Warehousing and assembly expenses decreased from 1996 by $197, primarily in field warehousing. Pre-tax income for 1997 was $3,321, an increase of $1,493 compared to last year.

     The Company believes that the Automotive group has an expanding market with a certain level of volatility related to both domestic and international new car sales. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.
     The following table sets forth for the periods indicated certain statement of income data for the Automotive group expressed as a percentage of net sales:

                           Automotive
                      Percentage of Sales

                                        Three Months         Six Months
                                        Ended May 31,       Ended May 31,
                                       1997      1996      1997      1996
Net sales:
  Sound                                 50.5%     50.9%     48.7%     50.3%
  Security and accessories              48.2      47.4      49.5      47.7
  Other                                  1.3       1.6       1.8       2.0
     Total net sales                   100.0     100.0     100.0     100.0

Gross profit                            19.9      18.1      20.1      18.5

Total operating expenses                13.8      12.8      14.4      14.0
Operating income                         6.1       5.3       5.7       4.5

Other income (expense)                  (1.9)     (2.1)     (2.0)     (2.4)
Pre-tax income                           4.2%      3.3%      3.7%      2.1%

Other Income and Expense
     Interest expense and bank charges decreased by $1,577 and $2,865 for the three and six months ended May 31, 1997 compared to 1996, respectively. This is due to reduced interest bearing debt and the decrease in interest bearing subordinated debentures which were exchanged for shares of common stock. Equity in income of equity investments and management fees and related income decreased $210 and $177 for the three and six months ended May 31, 1997 compared to the same period last year. The equity investment primarily responsible for the decline was Audiovox Pacific, accounting for $310 and $385 of the decrease compared to last year for the three and six months ended, respectively.
     During January 1997, the Company completed an exchange of $21,479 of its subordinated debentures for 2,860,925 shares of Class A Common Stock ("Exchange"). As a result of the Exchange, a charge of $12,686 was recorded. The charge to earnings represents (i) the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature plus (ii) a write-off of the debt issuance costs associated with the subordinated debentures plus
(iii) expenses associated with the Exchange offer. The Exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $158 was recorded. An increase in paid in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $33,592.
     During the first quarter, the Company sold 1,360,000 shares of CellStar Common Stock yielding net proceeds of approximately $30,182 and a gain, net of taxes, of approximately $14,743. During the second quarter, the Company sold an additional 365,000 shares of CellStar Common Stock for net proceeds of $11,906 and a net gain of $6,316. For 1997, the Company has sold a total of 1,725,000 shares of CellStar for net proceeds of $42,088 and a net gain of $21,059.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's cash position at May 31, 1997 increased approximately $12,596 from the November 30, 1996 level.
Operating activities provided approximately $3,994, primarily from profitable operations, a decrease in accounts receivable and an increase in income taxes payable, partially offset by increases in inventory and an advance to a supplier for product to be delivered during the third quarter of 1997. Investing activities provided approximately $35,295, primarily from the sale of an equity investment. Financing activities used approximately $26,640, primarily from the repayment of bank obligations.
     On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") which superseded the first amendment in its entirety. During 1996 and 1997, the Credit Agreement was amended eight times providing for various changes to the terms. The terms as of May 31, 1997 are summarized below.
     Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations were secured at November 30, 1996 by a pledge agreement entered into by the Company for 2,125,000 shares of CellStar Common Stock and ten shares of ACC. Subsequent to year end, the shares of CellStar Common Stock were released from the Pledge Agreement. Availability of credit under the Credit Agreement is a maximum aggregate amount of $85,000, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit Agreement expires on February 28, 1998.
     The Credit Agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital as follows: pre-tax income of $4,000 per annum; pre-tax income of $2,500 for any two consecutive fiscal quarters; the Company cannot have pre-tax losses of more than $500 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters. In addition, the Company must maintain a minimum level of total net worth of $88,500, adjusted for 50% of the aggregate gains realized on sales of capital stock. The Company must maintain a minimum working capital of $125,000. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.
     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1997 and for the reasonable foreseeable future.
Recent Accounting Pronouncements
     The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 1, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior-period EPS data presented. Adoption of Statement 128 will not effect the Company's consolidated financial position or results of operations, however the impact on previously reported EPS data is currently unknown.

PART II - OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of Audiovox Corporation (the "Company") was held on May 16, 1997 at the Company's offices, 150 Marcus Boulevard, Hauppauge, New York.
     Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors for the following matters:
     1.   To elect a Board of nine Directors;
     2.   To adopt the 1997 Stock Option Plan; and
     3.   To adopt the 1997 Restricted Stock Plan.
     There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statements and all of such nominees were elected. Class A nominee Gordon Tucker received 14,337,909 votes and 639,620 votes were withheld. Class A nominee Irving Halevy received 14,338,109 votes and 639,420 votes were withheld. Class A nominee Paul C. Kreuch, Jr. received 14,351,608 votes and 625,921 votes were withheld.
     Each Class B nominee received 22,609,540 votes. No votes were withheld from Class B nominees.
     With respect to the proposal to adopt the 1997 Stock Option Plan, 29,835,198 (79.4%) shares were voted FOR and 1,126,362 (3%)
shares AGAINST.  81,476 shares abstained from voting.

     With respect to the proposal to adopt the 1997 Restricted Stock Plan, 29,811,023 (79.3%) shares were voted FOR and 1,150,985 (3.1%) AGAINST. 81,028 shares abstained from voting.
Item 6.   Reports on Form 8-K
     During the second quarter, the Registrant filed two reports on Form 8-K:
     On April 8, 1997 the Company filed a report on Form 8-K dated March 24, 1997 which reported that the Company had sold 250,000 shares of its Class A Common Stock (the "Shares") to Bliss-tel Co. Ltd. ("Bliss-tel"), a Thai corporation, in an offshore transaction pursuant to Regulation S. The Shares were delivered in partial compensation for 1,250,000 shares of Bliss-tel (representing a 20% stock ownership interest in Bliss-tel). In addition to the Shares, the Company also gave Bliss-tel a merchandise credit of U.S. $1,250,000.
     On June 4, 1997, the Company filed a report on Form 8-K dated May 16, 1997 which reported that the Company's Board of Directors had authorized the repurchase of up to one million (1,000,000) shares of the Company's Class A Common Stock. The repurchases will be from time to time on the open market, subject to market conditions.

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

Dated:  July 15, 1997

                         By:s/Charles M. Stoehr
                              Charles M. Stoehr
                              Senior Vice President and
                              Chief Financial Officer