Form 10-Q
period 1997-08-31
AUDIOVOX CORP
filed 1997-10-15
CIK 807707

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For Quarter Ended   August 31, 1997


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

     Class                  Outstanding at September 24, 1997

     Class A Common Stock          17,253,533 Shares
     Class B Common Stock           2,260,954 Shares

                       AUDIOVOX CORPORATION

                            I N D E X
                                                           Page
                                                          Number

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements:

          Consolidated Balance Sheets at
          August 31, 1997 (unaudited) and
          November 30, 1996                                       3

          Consolidated Statements of Income
          for the Three and Nine Months Ended
          August 31, 1997 and August 31, 1996
          (unaudited)                                            4

          Consolidated Statements of Cash Flows
          for the Nine Months Ended August 31, 1997
          and August 31, 1996 (unaudited)                        5

          Notes to Consolidated Financial Statements             6-9

ITEM 2    Management's Discussion and Analysis of
          Financial Operations and Results of
          Operations                                            10-30

PART II   OTHER INFORMATION

ITEM 6    Reports on Form 8-K                                     31

          SIGNATURES                                             32

              AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                (In thousands, except share data)

                                          August 31,   November 30,
                                             1997               1996
                                         (unaudited)
Assets
Current Assets:
 Cash and cash equivalents                         $   8,180    $  12,350
 Accounts receivable, net                             91,579      118,408
 Inventory, net                                       95,313       72,785
 Receivable from vendor                               12,765        4,565
 Prepaid expenses and other current assets             9,245        7,324
 Deferred income taxes                                 5,241        5,241
    Total current assets                             222,323      220,673
Investment securities                                 32,147       27,758
Equity investments                                    13,809        8,463
Property, plant and equipment, net                     8,323        6,756
Debt issuance costs, net                                   -          269
Excess cost over fair value of assets
  acquired and other intangible assets, net            6,185          804
Other assets                                           3,001        3,449

                                                   $ 285,788    $ 268,172

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                  $  33,279    $  28,192
 Accrued expenses and other current liabilities       17,633       18,961
 Income taxes payable                                  9,439        7,818
 Bank obligations                                      7,212        4,024
 Documentary acceptances                               4,014        3,501
    Total current liabilities                         71,577       62,496
Bank obligations                                           -       31,700
Deferred income taxes                                 12,216       10,548
Long-term debt                                         6,453       28,165
    Total liabilities                                 90,246      132,909
Minority interest                                      2,478        1,137

Stockholders' equity:
 Preferred stock                                       2,500        2,500
 Common Stock:
   Class A; 30,000,000 authorized; 17,253,533 and
     14,040,414 issued on August 31, 1997 and
     November 30, 1996, respectively                     173          141
   Class B; 10,000,000 authorized; 2,260,954
     issued                                               22           22
 Paid-in capital                                     145,240      107,833
 Retained earnings                                    30,185       14,529
 Cumulative foreign currency translation
   and adjustment                                     (2,219)      (1,176)
 Unrealized gain on marketable securities, net        18,053       10,277
 Treasury stock, 125,000 Class A common shares,
   at cost                                              (890)           -
    Total stockholders' equity                       193,064      134,126
Commitments and contingencies
                                                   $ 285,788    $ 268,172


See accompanying notes to consolidated financial statements.

                   AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
               (In thousands, except share and per share data)

                                       Three Months Ended   Nine Months Ended
                                            August 31,          August 31,
                                         1997       1996     1997          1996
                                          (unaudited)           (unaudited)


Net sales                            $  153,124 $  142,828 $  467,933 $  406,515

Cost of sales                           127,490    118,189    389,242    340,413

   Gross profit                          25,634     24,639     78,691     66,102

Operating expenses:

 Selling                                  8,597      9,820     29,146    26,137
 General and administrative               9,037      8,274     27,335    23,767
 Warehousing, assembly and repair         2,972      2,817      8,854      7,874

                                         20,606     20,911     65,335     57,778

Operating income                          5,028      3,728     13,356      8,324

Other income (expenses):

 Interest and bank charges                 (523)    (2,193)    (1,872)   (6,407)
 Equity in income of equity
  investments                               749        135      1,062       550
 Management fees and related income          18          7         94       157
 Gain on sale of investment                 303          -     34,270       985
 Debt conversion expense                      -          -    (12,686)        -
 Other, net                                 (10)      (102)       702       (519)

                                            537     (2,153)    21,570     (5,234)

Income before provision for income
  taxes                                   5,565      1,575     34,926     3,090

Provision for income taxes                2,467        808     19,271      1,696

Net income                           $    3,098 $      767 $   15,655 $    1,394

Net income per common share
  (primary)                          $     0.16 $     0.08 $     0.82 $     0.15

Net income per common share
 (fully diluted)                     $     0.16 $     0.08 $     0.81 $     0.15

Weighted average number of common
 shares outstanding, primary         19,724,791  9,285,188 19,001,908  9,285,188

Weighted average number of common
 shares outstanding, fully diluted   19,839,117  9,325,588 19,596,619  9,330,217




See accompanying notes to consolidated financial statements.

                  AUDIOVOX CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             (In thousands)


                                                       Nine Months Ended
                                                   August 31,      August 31,
                                                      1997           1996
                                                  (unaudited)      (unaudited)
Cash flows from operating activities:
 Net income                                           $ 15,655       $  1,394
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Debt conversion expense                              12,386              -
   Depreciation and amortization                         1,451          2,433
   Provision for bad debt expense                          539            249
   Equity in income of equity investments               (1,156)          (550)
   Minority interest                                     1,381            473
   Gain on sale of investment                          (34,270)          (985)
   Provision for (recovery of) deferred income
    taxes, net                                          (3,098)           670
   Provision for unearned compensation                     137            228
   Gain on disposal of property, plant and
    equipment, net                                         (17)           (13)
   Warrant expense                                         106              -
 Changes in:
   Accounts receivable                                  22,199         10,251
   Inventory                                           (25,454)         5,785
   Accounts payable, accrued expenses and
    other current liabilities                            5,553          4,985
   Receivable from vendor                               (8,200)        (7,022)
   Income taxes payable                                  1,898          1,087
   Prepaid expenses and other assets                    (2,257)        (1,580)
     Net cash (used in) provided by
       operating activities                            (13,147)        17,405

Cash flows from investing activities:
 Purchases of property, plant and equipment, net        (3,053)        (2,240)
 Proceeds from sale of investment                       42,422          1,000
 Purchase of equity investments                         (4,706)             -
 Proceeds from distribution from equity investment          50            317
     Net cash provided by (used in) investing
       activities                                       34,713           (923)

Cash flows from financing activities:
 Net repayments under line of credit agreements        (27,543)       (13,676)
 Net borrowings (repayments) under documentary
   acceptances                                             513         (4,458)
 Principal payments on long-term debt                        -         (4,389)
 Debt issuance costs                                       (13)          (323)
 Proceeds from issuance of Class A Common Stock          2,328              -
 Repurchase of Class A Common Stock                       (890)             -
 Principal payments on capital lease obligation              -           (158)
 Proceeds from release of restricted cash                    -          5,959
     Net cash used in financing activities             (25,605)       (17,045)

 Effect of exchange rate changes on cash                  (131)            (4)

Net decrease in cash and cash equivalents               (4,170)          (567)

Cash and cash equivalents at beginning of period        12,350          7,076

Cash and cash equivalents at end of period            $  8,180       $  6,509


See accompanying notes to consolidated financial statements.

              AUDIOVOX CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

     Nine Months Ended August 31, 1997 and August 31, 1996

  (Dollars in thousands, except share and per share data)

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the "Company") as of August 31, 1997 and November 30, 1996 and the results of operations and consolidated statements of cash flows for the nine-month periods ended August 31, 1997 and August 31, 1996. The interim figures are not necessarily indicative of the results for the year.

     Accounting policies adopted by the Company are identified in
     Note 1 of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report filed on Form
     10-K.

(2) The following is supplemental information relating to the consolidated statements of cash flows:

                                          Nine Months Ended
                                      August 31,    August 31,
                                         1997          1996

     Cash paid during the period:
      Interest (excluding bank
        charges)                       $ 1,378         $4,219
      Income taxes                     $19,753         $  193

     On February 9, 1996, the Company's 10.8% Series AA and 11.0%
     Series BB Convertible Debentures matured.  As of February 9,
     1996, $1,100 of the Series BB Convertible Debentures converted into 206,046 shares of Common Stock.

     As of August 31, 1997, the Company recorded an unrealized holding gain relating to available-for-sale marketable securities, net of deferred taxes, of $18,053 as a separate component of stockholders' equity.

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

(6) During the first quarter of 1997, the Company completed an exchange of $21,479 of its subordinated debentures for 2,860,925 shares of Class A Common Stock ("Exchange"). As a result of the Exchange, a charge of $12,686 was recorded. The charge to earnings represents (i) the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature plus (ii) a write-off of the debt issuance costs associated with the subordinated debentures plus (iii) expenses associated with the Exchange offer. The Exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $158 was recorded. An increase in paid-in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $33,592.

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

(8) Receivable from vendor is a prepayment to TALK for merchandise to be shipped during the fourth quarter of 1997.

(9) During the second quarter, the Company's Board of Directors approved the repurchase of 1,000,000 shares of the Company's Class A Common Stock in the open market under a share repurchase program (the Program). As of August 31, 1997, 125,000 shares were repurchased under the Program at an average price of $7.12 per share for an aggregate amount of $890. Subsequent to August 31, 1997, 77,000 shares have been repurchased under the Program at an average price of $9.47 per share for an aggregate amount of $729.

(10) For the nine months ended August 31, 1997, the Company sold
     1,735,000 shares of CellStar common stock yielding net proceeds of approximately $42,422 and a gain, net of taxes, of approximately $21,247.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The Company markets its products under its own brand as well as private labels to a large and diverse distribution network both domestically and internationally. The Company's products are distributed by two separate marketing groups: Communications and Automotive. The Communications group consists of Audiovox Communications Corp. (ACC) and the Quintex retail operations (Quintex), both of which are wholly-owned subsidiaries of the Company. The Communications group markets cellular telephone products and receives activation commissions and residual fees from its retail sales. The Automotive group consists of Audiovox Automotive Electronics (AAE) and, through February 28, 1997, Heavy Duty Sound, which are divisions of the Company, and Audiovox Communications Sdn. Bhd., Audiovox Holdings Sdn. Bhd. and Audiovox Venezuela, C.A., which are majority-owned subsidiaries. Products in the Automotive group include automotive sound and security equipment, car accessories, home and portable sound products and mobile video. The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. The following tables reflect the way the Company manages its business. The column headed "Other" includes general expenses and other income items which are not readily allocable.
     This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "anticipates," "expects," "may," "intend" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including, but not limited to, foreign currency risks, political instability, changes in foreign laws, regulations, and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

     The following tables are summaries of pre-tax results by product group for the three and nine months ended August 31, 1997 and August 31, 1996:

                 Consolidated Pre-Tax Operating Results
                   Three Months Ended August 31, 1997
                             (In thousands)
                               (Unaudited)

                               Total
                              Company    Communications   Automotive     Other

Net sales:
Product sales:
 Cellular wholesale           $ 89,714       $ 89,714             -          -
 Cellular retail                 1,157          1,157             -          -
 Sound                          22,890              -      $ 22,890          -
 Security and
    accessories                 26,721              -        26,721          -
 Activation commissions          6,430          6,430             -          -
 Residual fees                   1,248          1,248             -          -
 Other                           4,964          3,376         1,242   $    346

    Total net sales            153,124        101,925        50,853        346

Gross profit (loss)             25,634         14,888        10,881       (135)
Gross profit %                    16.7%          14.6%         21.4%         -

 Selling                         8,597          5,638         2,858        101
 General and
    administrative               9,037          3,631         3,269      2,137
 Warehousing and
    assembly                     2,972          2,142           951       (121)

Total operating
  expenses                      20,606         11,411         7,078      2,117

Operating income (loss)          5,028          3,477         3,803     (2,252)

Other income (expense)             537         (1,242)       (1,251)     3,030

Pre-tax income                $  5,565       $  2,235      $  2,552    $   778

                 Consolidated Pre-Tax Operating Results
                   Three Months Ended August 31, 1996
                             (In thousands)
                               (Unaudited)

                              Total
                             Company    Communications   Automotive      Other

Net sales:
Product sales:
 Cellular wholesale           $ 76,486       $ 76,486             -          -
 Cellular retail                 2,148          2,148             -          -
 Sound                          27,441              -      $ 27,441          -
 Security and
    accessories                 22,935              -        22,935          -
 Activation commissions          7,914          7,914             -          -
 Residual fees                   1,236          1,236             -          -
 Other                           4,668          3,709           846   $    113

    Total net sales            142,828         91,493        51,222        113

Gross profit (loss)             24,639         15,015         9,764       (140)
Gross profit %                    17.3%          16.4%         19.1%         -

 Selling                         9,820          6,955         2,756        109
 General and
    administrative               8,274          3,699         2,745      1,830
 Warehousing and
    assembly                     2,817          1,808         1,052        (43)

Total operating
  expenses                      20,911         12,462         6,553      1,896

Operating income (loss)          3,728          2,553         3,211     (2,036)

Other income (expense)          (2,153)        (1,708)       (1,209)       764

Pre-tax income (loss)         $  1,575       $    845      $  2,002    $(1,272)

                 Consolidated Pre-Tax Operating Results
                    Nine Months Ended August 31, 1997
                             (In thousands)
                               (Unaudited)

                              Total
                             Company    Communications   Automotive     Other

Net sales:
Product sales:
 Cellular wholesale           $284,004       $284,004             -          -
 Cellular retail                 5,468          5,468             -          -
 Sound                          66,552              -      $ 66,552          -
 Security and
    accessories                 71,150              -        71,150          -
 Activation commissions         25,095         25,095             -          -
 Residual fees                   3,660          3,660             -          -
 Other                          12,004          9,148         2,819   $     37

    Total net sales            467,933        327,375       140,521         37

Gross profit (loss)             78,691         50,537        28,934       (780)
Gross profit %                    16.8%          15.4%         20.6%         -

 Selling                        29,146         20,540         8,320        286
 General and
    administrative              27,335         11,238         9,136      6,961
 Warehousing and
    assembly                     8,854          6,261         2,574         19

Total operating
  expenses                      65,335         38,039        20,030      7,266

Operating income (loss)         13,356         12,498         8,904     (8,046)

Other income (expense)          21,570         (3,474)       (3,031)    28,075

Pre-tax income                $ 34,926       $  9,024      $  5,873    $20,029

                 Consolidated Pre-Tax Operating Results
                    Nine Months Ended August 31, 1996
                             (In thousands)
                               (Unaudited)

                              Total
                             Company    Communications   Automotive     Other

Net sales:
Product sales:
 Cellular wholesale           $224,356       $224,356             -          -
 Cellular retail                 6,020          6,020             -          -
 Sound                          70,489              -      $ 70,489          -
 Security and
    accessories                 63,797              -        63,797          -
 Activation commissions         25,085         25,085             -          -
 Residual fees                   3,654          3,654             -          -
 Other                          13,114          9,934         2,558   $    622

    Total net sales            406,515        269,049       136,844        622

Gross profit                    66,102         39,792        25,613        697
Gross profit %                    16.3%          14.8%         18.7%         -

 Selling                        26,137         18,252         7,616        269
 General and
    administrative              23,767         10,787         8,030      4,950
 Warehousing and
    assembly                     7,874          5,098         2,872        (96)

Total operating
  expenses                      57,778         34,137        18,518      5,123

Operating income (loss)          8,324          5,655         7,095     (4,426)

Other income (expense)          (5,234)        (4,858)       (3,265)     2,889

Pre-tax income (loss)         $  3,090       $    797      $  3,830    $(1,537)

RESULTS OF OPERATIONS
Consolidated Results
Three months ended August 31, 1997 compared to three months ended
August 31, 1996

     Net sales were $153,124 for 1997, an increase of $10,296, or 7.2%, over the same period last year. The increase in net sales was accompanied by a corresponding decrease in gross profit margins to 16.7% from 17.3% last year. Operating expenses decreased to $20,606 from $20,911, a 1.5% decrease. Operating income for 1997 was $5,028, an increase of $1,300 compared to last year. During the third quarter of 1997, the Company sold 10,000 shares of its holdings of CellStar for a net gain of $188. This non-operating transaction is reported under the "Other" caption in the preceding tables.

     Net sales by product group for the three months ended August
31, 1997 and August 31, 1996 and percentage of sales are reflected in the following table:

                                                               Three Months Ended
                                                 August 31,                       August 31,
                                                   1997                             1996
Communications
 Cellular product - wholesale            $ 89,714            58.6%          $ 76,486          53.6%
 Cellular product - retail                  1,157             0.8              2,148           1.5
 Activation commissions                     6,430             4.2              7,914           5.5
 Residual fees                              1,248             0.8              1,236           0.9
 Other                                      3,376             2.2              3,709           2.6
     Total Communications                 101,925            66.6             91,493          64.1
Automotive
 Sound                                     22,890            14.9             27,441          19.2
 Security and accessories                  26,721            17.5             22,935          16.1
 Other                                      1,242             0.8                846           0.6
     Total Automotive                      50,853            33.2             51,222          35.9
Other                                         346             0.2                113           0.1
     Total Company                       $153,124           100.0%          $142,828         100.0%

Nine months ended August 31, 1997 compared to nine months ended
August 31, 1996

     Net sales for the nine months were $467,933, an increase of $61,416, or 15.1%, over the same period last year. The increase in net sales was accompanied by a corresponding increase in gross profit margins to 16.8% from 16.3% last year. Operating expenses increased to $65,336 from $57,778 in all expense categories: selling expenses, general and administrative expenses and warehousing and assembly expenses. Operating income for 1997 was $13,356, an increase of $5,032 compared to last year. During the first nine months of 1997, the Company sold 1,735,000 shares of its
holdings of CellStar for a net gain of $21,247.   The Company also
exchanged $21,479 of its 6 1/4% subordinated debentures for 2,860,925 shares of Class A Common Stock. The costs associated with this exchange were approximately $12,844, including income taxes. Both of these non-operating transactions are reported under the "Other" caption in the preceding tables.

     Net sales by product group for the nine months ended August
31, 1997 and August 31, 1996 and percentage of sales are reflected in the following table:

                                                          Nine Months Ended
                                            August 31,                      August 31,
                                              1997                             1996

Communications

 Cellular product -
   wholesale                             $284,004      60.7%          $224,356    55.2%
 Cellular product - retail                  5,468       1.2              6,020     1.5
 Activation commissions                    25,095       5.4             25,085     6.2
 Residual fees                              3,660       0.8              3,654     0.9
 Other                                      9,148       2.0              9,934     2.4

     Total Communications                 327,375      70.0            269,049    66.2

Automotive

 Sound                                     66,552      14.2             70,489    17.3
 Security and accessories                  71,150      15.2             63,797    15.7
 Other                                      2,819       0.6              2,558     0.6

     Total Automotive                     140,521      30.0            136,844    33.7

Other                                          37         -                622     0.2

     Total Company                       $467,933     100.0%          $406,515    100.0%

     The following table sets forth for the periods indicated certain statement of income data for the Company expressed as a percentage of net sales:

                                  Consolidated
                               Percentage of Sales

                                       Three Months         Nine Months
                                      Ended August 31,    Ended August 31,
                                       1997      1996      1997      1996
Net sales:
  Cellular product - wholesale          58.6%     53.6%     60.7%     55.2%
  Cellular product - retail              0.8       1.5       1.2       1.5
  Sound                                 14.9      19.2      14.2      17.3
  Security and accessories              17.5      16.1      15.2      15.7
  Activation commissions                 4.2       5.5       5.4       6.2
  Residual fees                          0.8       0.9       0.8       0.9
  Other                                  3.2       3.3       2.6       3.2

     Total net sales                   100.0     100.0     100.0     100.0

Gross profit                            16.7      17.3      16.8      16.3
Total operating expenses                13.5      14.6      14.0      14.2

Operating income                         3.3       2.6       2.9       2.0

Other income (expense)                   0.4      (1.5)      4.6      (1.3)

Pre-tax income                           3.6%      1.1%      7.5%      0.8%

Communication Results

     The Communications group is composed of ACC and Quintex, both wholly-owned subsidiaries of Audiovox Corporation. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line.

Three months ended August 31, 1997 compared to three months ended
August 31, 1996

     Net sales were $101,925, an increase of $10,432, or 11.4%, over the same period last year. Unit sales of cellular telephones increased 260,000 units, or 55.9%, over 1996. Average unit selling prices decreased approximately 23.6% but were offset by a corresponding decrease of 23.4% in average unit cost. The number of new cellular subscriptions processed by Quintex decreased 16.3%, with an accompanying decrease in activation commissions of approximately $1,484, or 18.8%. The average commission received by Quintex per activation also decreased approximately 2.9% from last year. Unit gross profit margins decreased to 11.5% from 11.8% last year. Operating expenses decreased to $11,411 from $12,462. As a percentage of net sales, operating expenses decreased to 11.2% during 1997 compared to 13.6% in 1996. Selling expenses decreased $1,317 from last year, primarily in commissions, advertising and divisional marketing, partially offset by increases in trade show expense, travel and entertainment. General and administrative expenses decreased during 1997 by $68 from 1996, primarily in professional fees. Warehousing and assembly expenses increased by $334 during 1997 over last year, primarily in direct labor and field warehouse expenses. Pre-tax income for 1997 was $2,235, an increase of $1,390 compared to last year.

Nine months ended August 31, 1997 compared to nine months ended
August 31, 1996

     Net sales were $327,375, an increase of $58,326, or 21.7%, over the same period last year. Unit sales of cellular telephones increased 771,000 units, or 60.0%, over 1996. Average unit selling prices decreased approximately 20.0% but were offset by a corresponding decrease of 24.1% in average unit cost. The number of new cellular subscriptions processed by Quintex decreased 2.9%, with an accompanying increase in activation commissions of approximately $10,288. The average commission received by Quintex per activation increased approximately 3.0% from last year. Unit gross profit margins increased to 12.5% from 7.8% last year, primarily due to increased unit sales and reduced unit costs. Operating expenses increased to $38,039 from $34,137. As a percentage of net sales, however, operating expenses decreased to 11.6% during 1997 compared to 12.7% in 1996. Selling expenses increased over last year, primarily in commissions, advertising and divisional marketing. General and administrative expenses increased over 1996 by $451, primarily in office salaries and temporary personnel. Warehousing and assembly expenses increased over 1996 by $1,163, primarily in tooling, direct labor and field warehouse expenses. Pre-tax income for 1997 was $9,024, an increase of $8,227 compared to last year.
     Though gross margins have improved over last year, management believes that the cellular industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future.
     The following table sets forth for the periods indicated certain statement of income data for the Communications group expressed as a percentage of net sales:

                         Communications
                      Percentage of Sales

                                        Three Months         Nine Months
                                       Ended August 31,    Ended August 31,
                                        1997      1996      1997      1996
Net sales:
  Cellular product - wholesale          88.0%     83.6%     86.8%     83.4%
  Cellular product - retail              1.1       2.3       1.7       2.2
  Activation commissions                 6.3       8.6       7.7       9.3
  Residual fees                          1.2       1.4       1.1       1.4
  Other                                  3.3       4.1       2.8       3.7

     Total net sales                   100.0     100.0     100.0     100.0

Gross profit                            14.6      16.4      15.4      14.8
Total operating expenses                11.2      13.6      11.6      12.7

Operating income                         3.4       2.8       3.8       2.1

Other income (expense)                  (1.2)     (1.9)     (1.1)     (1.8)

Pre-tax income                           2.2%      0.9%      2.8%      0.3%

Automotive Results
Three months ended August 31, 1997 compared to three months ended
August 31, 1996

     Net sales decreased approximately $369 compared to last year, a decrease of 0.7%. Decreases were experienced in the automotive sound product lines and were offset by increases in security and accessories product lines. Automotive sound decreased 16.6% compared to last year, primarily due to decreased sales in Heavy

Duty Sound, AV and Private Label product lines, partially offset by an increase in SPS. As explained in footnote number 7, the Company has contributed the net assets of the Heavy Duty Sound division to a new 50%-owned venture. The loss of revenues from the Heavy Duty Sound line was $1,675 for the three months ended August 31, 1996. It is anticipated that the loss of this revenue will be realized from the joint venture. Automotive security and accessories increased 16.5% compared to last year, primarily due to increased sales in Prestige security, Protector Hardgoods and mobile video, partially offset by decreases in net sales of cruise controls. Gross margins increased to 21.4% from 19.1% last year. This increase was experienced in SPS and AV sound products and Protector Hardgoods. Operating expenses increased to $7,078 from $6,553. Selling expenses increased over last year by $102, primarily in commissions, travel and entertainment. General and administrative expenses increased over 1996 by $524, primarily in bad debt expenses and occupational costs in the international operations. Warehousing and assembly expenses decreased from 1996 by $101. Pre-tax income for 1997 was $2,552, an increase of $550 compared to last year.


Nine months ended August 31, 1997 compared to nine months ended
August 31, 1996

     Net sales increased approximately $3,677 compared to last year, an increase of 2.7%. Increases were experienced in security and accessories and was partially offset by a decrease in sound products. A majority of the increase was from the group's international operations. Automotive sound decreased 5.6% compared to last year. Automotive security and accessories increased 11.5% compared to last year, primarily due to increased sales in Prestige security, Protector Hardgoods and video, partially offset by a decrease in net sales of AA security. Gross margins increased to 20.6% from 18.7% last year. This increase was experienced in SPS and AV sound lines and Protector Hardgoods, partially offset by decreases in Prestige security. Operating expenses increased to $20,030 from $18,518. Selling expenses increased over last year by $704, primarily in our international operations, in commissions and salaries. General and administrative expenses increased over 1996 by $1,106, primarily in our international operations, in occupancy and office expenses and professional fees. Warehousing and assembly expenses decreased from 1996 by $298, primarily from the transfer of Heavy Duty Sound business to the new joint venture. Pre-tax income for 1997 was $5,873, an increase of $2,043 compared to last year.
     The Company believes that the Automotive group has an expanding market with a certain level of volatility related to both domestic and international new car sales. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

     The following table sets forth for the periods indicated certain statement of income data for the Automotive group expressed as a percentage of net sales:

                           Automotive
                      Percentage of Sales

                                       Three Months         Nine Months
                                      Ended August 31,    Ended August 31,
                                       1997      1996      1997      1996
Net sales:
  Sound                                 45.0%     53.6%     47.4%     51.5%
  Security and accessories              52.5      44.8      50.6      46.6
  Other                                  2.4       1.7       2.0       1.9

     Total net sales                   100.0     100.0     100.0     100.0

Gross profit                            21.4      19.1      20.6      18.7

Total operating expenses                13.9      12.8      14.3      13.5

Operating income                         7.5       6.3       6.3       5.2

Other income (expense)                  (2.5)     (2.4)     (2.2)     (2.4)

Pre-tax income                           5.0%      3.9%      4.2%      2.8%

Other Income and Expense

     Interest expense and bank charges decreased by $1,670 and $4,535 for the three and nine months ended August 31, 1997 compared to the same periods last year, respectively. This is due to reduced interest bearing debt and the decrease in interest bearing subordinated debentures which were exchanged for shares of common stock. Equity in income of equity investments and management fees and related income increased $625 and $449 for the three and nine months ended August 31, 1997 compared to the same periods last year. The equity investment primarily responsible for the increase was ASA, accounting for $640 and $885 of the increase compared to last year for the three and nine months ended, respectively, partially offset by declines in Audiovox Pacific.
     During January 1997, the Company completed an exchange of $21,479 of its subordinated debentures for 2,860,925 shares of Class A Common Stock ("Exchange"). As a result of the Exchange, a charge of $12,686 was recorded. The charge to earnings represents
(i) the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature plus (ii) a write-off of the debt issuance costs associated with the subordinated debentures plus (iii) expenses associated with the Exchange offer. The Exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $158 was recorded. An increase in paid in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $33,592.
     During the third quarter, the Company sold 10,000 shares of CellStar Common Stock yielding net proceeds of approximately $334 and a gain, net of taxes, of approximately $188. For 1997, the

Company has sold a total of 1,735,000 shares of CellStar for net proceeds of $42,422 and a net gain of $21,247.

Provision for Income Taxes

     Income taxes are provided for at a blended federal and state rate of 41% for profits from normal business operations. During
1997, the Company had several non-operating events which had tax provisions calculated at specific rates, determined by the nature of the transaction. The tax treatment for the debt conversion expense of $12,686, which lowered income before provision for income taxes, did not reduce taxable income as it is a non-deductible item. Instead of recording a tax recovery of $5,201, which would lower the provision for income taxes, the Company actually recorded a tax expense of $158. This and other various tax treatments resulted in effective tax rates of 44.3% and 55.2% for the three and nine months ended August 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at August 31, 1997 decreased approximately $4,170 from the November 30, 1996 level. Operating activities used approximately $13,147, primarily from increases in inventory and an advance to a supplier for product to be delivered during the fourth quarter of 1997, partially offset by profitable operations, a decrease in accounts receivable and an increase in accounts payable, accrued expenses and income taxes payable. Investing activities provided approximately $34,713, primarily from the sale of an equity investment. Financing activities used approximately $25,605, primarily from the repayment of bank obligations.
     On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") which superseded the first amendment in its entirety. During 1996 and 1997, the Credit Agreement was amended nine times providing for various changes to the terms. The terms as of August 31, 1997 are summarized below.
     Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations were secured at November 30, 1996 by a pledge agreement entered into by the Company for 2,125,000 shares of CellStar Common Stock and ten shares of ACC. Subsequent to year end, the shares of CellStar Common Stock were released from the Pledge Agreement. Availability of credit under the Credit Agreement is a maximum aggregate amount of $95,000, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit Agreement expires on February 28, 2000.

     The Credit Agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital as follows: pre-tax income of $4,000 per annum; pre-tax income of $1,500 for the two consecutive fiscal quarters ending May 31, 1997, 1998 and 1999; pre-tax income of $2,500 for the two consecutive fiscal quarters ending November 30, 1997, 1998 and 1999; the Company cannot have pre-tax losses of more than $1,000 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters. In addition, the Company must maintain a minimum level of total net worth of $170,000. The Company must maintain a minimum working capital of $125,000. The Credit Agreement provides for adjustments to the covenants in the event of certain specified non-operating transactions. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.
     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1997 and for the reasonable foreseeable future.

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

PART II - OTHER INFORMATION
Item 6.   Reports on Form 8-K
     During the third quarter, the Registrant filed one report on Form 8-K. The Form 8-K dated August 19, 1997 and filed September 4, 1997, reported that the Company had executed a Ninth Amendment to the Company's Second Amended and Restated Credit Agreement (the "Amendment"). The Amendment, among other things, (i) increased the aggregate amount of the lenders' commitments under the Credit Agreement to $95,000,000; (ii) extended the term of the Credit Agreement to February 28, 2000; and (iii) decreased the applicable margin on base rate and Eurodollar loans.

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

Dated:  October 15, 1997

                              By:s/Charles M. Stoehr
                                 Charles M. Stoehr
                                 Senior Vice President and
                                 Chief Financial Officer