Form 10-K/A
period 1995-11-30
AUDIOVOX CORP
filed 1998-03-09
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                  Amendment #2


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

         Martin Novick has been a Vice President of the Company since 1971 and has been a director since 1987. In 1991, Mr. Novick was elected Vice President, with responsibility for the sale of auto sound products to mass merchandisers.

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

Class A Common Stock
                                                                                                         Average Daily
Fiscal Period                                High              Low         Trading Volume
1994
   First Quarter...........................$18 3/8           $14 1/4            26,400
   Second Quarter.........................  16                11 7/8            32,600
   Third Quarter............................12 3/4             6 1/4            39,600
   Fourth Quarter............................9 3/8             6 3/4            19,600

1995
   First Quarter.............................8  1/2            6 3/8            25,300
   Second Quarter............................7                 5 1/16           13,500
   Third Quarter.............................7  3/8            4 7/16           30,100
   Fourth Quarter............................6 13/16           4 3/8            21,600

Item 6 - Selected Financial Data

Years ended November 30, 1991, 1992, 1993, 1994 and 1995

                                1991               1992             1993               1994               1995
                                ----               ----             ----               ----               ----
                            (Dollars in thousands, except per share data)


Net sales                     $327,966            $343,905         $389,038           $486,448          $500,740
Net income (loss)              (14,658)(a)           7,670(b)        12,224(c)          26,028(e)        (11,883)(g)

Net income (loss)
  per common share,

  primary                        (1.63)               0.85(b)          1.35(c)            2.86(e)          (1.31)
Net income per

  common share, fully

  diluted                            -                   -             1.25(c)            2.20(e)              -
Total assets                    137,082            145,917          169,671            239,098           308,428

Long-term obligations,
  less current

  installments                   59,912             55,335           13,610(d)         110,698(f)        142,802
Stockholders' equity             46,696             53,457           65,793             92,034           114,595(h)

NOTE: Certain amounts have been restated as discussed in Note 8 to the consolidated financial statements.

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

     Certain reclassifications have been made to the data for periods prior to fiscal 1995 in order to conform to fiscal 1995 presentation. The net sales and percentage of net sales by product line for the fiscal years ended November 30, 1993, 1994 and 1995 are reflected in the following table:

                                               Years Ended November 30,
                                         1993                   1994                     1995
                                   -----------------     -------------------       ----------------
                                                   (Dollars in thousands)
Cellular product-
     wholesale                     $189,636      49%     $237,566        49%       $260,704      52%
Cellular product-
     retail                          12,281       3        18,198         3          15,470       3
Activation
     commissions                     27,504       7        47,788        10          38,526       8
Residual fees                         2,646       1         4,005         1           4,781       1
                                   --------     ----     --------      -----       --------     ---
         Total Cellular             232,067      60       307,557        63         319,481      64
Automotive sound
     equipment                       94,674      24       112,512        23         107,404      21
Automotive security
     and accessory
     equipment                       57,025      15        64,040        13          73,207      15
Other                                 5,272       1         2,339         1             648       -
                                   --------     ----     --------       ----       --------     ---
         Total                     $389,038     100%     $486,448       100%       $500,740     100%
                                   ========     ====     ========       ====       ========     ====

     The following table sets forth for the periods indicated certain statement of income (loss) data for the Company expressed as a percentage of net sales:

                                                   Percentage of Net Sales
                                                   Year Ended November 30,

                                                 1993        1994      1995
                                                ------     ------      -----
Net sales:
Net product sales                                92.3%      89.4%       91.4%
Cellular telephone activation
  commissions                                     7.0        9.8         7.7
Cellular telephone residual fees                  0.7        0.8         0.9
                                                ------     ------      -----
Net sales                                       100.0      100.0       100.0
Cost of sales                                    80.7       82.5        85.9
Gross profit                                     19.3       17.5        14.1
Selling expense                                   6.0        6.7         6.9
General and administrative expense                7.2        6.7         7.2
Warehousing, assembly and repair

  expense                                         2.2        1.9         1.9
Operating income (loss)                           3.9        2.2        (1.9)
Interest expense                                  1.7        1.3         1.9
Income of equity investments                      1.3        0.8           -
Management fees                                   0.5        0.3           -
Gain on sale of equity investment                   -        5.7         1.7
Gain on public offering equity

  investment                                        -        2.2           -
Expenses related to issuance of

  warrants                                          -          -         0.6
Other expenses, net                               0.1        0.2         0.2
Income tax (recovery)                             0.8        4.2        (0.6)
Net income (loss)                                 3.2        5.4        (2.4)

NOTE: Certain amounts have been restated as discussed in Note 8 to the consolidated financial statements.


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

                                       1993             1994             1995
                                       ----             ----             ----
Net sales                             $14,496          $25,663          $18,077
Operating income (loss)               $ 1,944          $ 1,159          $(1,438)

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


     Management fees and related income and equity in income from joint venture investments decreased by approximately $15.5 million for 1995, as compared to 1994, principally due to CellStar Corporation ("CellStar") as detailed in the following table:


                                           1994                                             1995
                       --------------------------------------------     -----------------------------------------
                                            Equity                                         Equity
                        Management           Income                      Management         Income
                           Fees              (Loss)           Total         Fees            (Loss)         Total


CellStar                       -            $13,958        $13,958              -         $ 2,151         $ 2,151
ASMC                           -                932            932              -             819             819
G.L.M.                         -                  -              -         $   14               -              14
Pacific                   $  435                242            677            186              21             207
Protector                  1,108                  -          1,108              -               -               -
TALK                           -               (819)          (819)             -          (2,837)         (2,837)
                          -------           --------       --------        -------        --------        --------
                          $1,543            $14,313        $15,856         $   200        $   154         $   354
                          =======           ========       ========        =======        ========        =======

NOTE: Certain amounts have been restated as discussed in Note 8 to the consolidated financial statements.

     During 1994, the Company sold shares of CellStar, resulting in a pre-tax gain on sale of $27.8 million. Also in 1994, the Company recorded a $10.6 million gain on the carrying value of the investment in CellStar after their public offering. This event did not repeat in 1995. In addition, in 1995, the Company sold 1,500,000 shares of CellStar Common Stock. The gain on the sale of these securities, before income taxes, was approximately $8.4 million. Since the Company's ownership in CellStar is less than 20%, the Company can no longer account for CellStar under the equity method of accounting. The decrease in Audiovox Pacific is due to an overall decline in gross profits, as the cellular market in Australia experienced the same competitive factors which exist in the United States. As a result, Audiovox Pacific recorded an inventory write-down of $800,000 during 1995, 50% of which resulted in the Company recording lower income from equity investments. TALK, which commenced operations during the latter part of 1994, continued to experience losses, primarily due to ongoing start-up costs.


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

     Selling expenses increased by approximately $9.1 million, or 39.3%, for fiscal 1994 compared to fiscal 1993, primarily due to increases in marketing support costs (which include expenditures for sales literature, promotion of products in key market areas, and divisional marketing expenses), salespersons' compensation and commissions paid to outside sales representatives primarily due to increases in commissionable sales. The Company has adopted a stra tegy for the wholesale business of increasing marketing support expenditures in order to accelerate sales growth. The retail division accounted for $6.2 million (68.1%) of the increase over fiscal 1994. Selling expense as a percentage of net sales increased from 6.0% for fiscal 1993 to 6.6% for fiscal 1994.

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

     Management fees and related income and equity in income (loss) of equity investments for 1994 increased by approximately $9.0 million (131%) over fiscal 1993 as outlined in the following table:

                                       1993                                     1994
                        --------------------------------        ----------------------------------
                                      Equity                                   Equity
                        Management    Income                    Management     Income
                          Fees        (Loss)      Total           Fees         (Loss)     Total

CellStar                  $1,220      $3,927      $5,147         $    -       $13,958     $13,958
ASMC                           -         841         841                          932         932
H & H                         70          (6)         64              -             -           -
Pacific                      613         186         799            435           242         677
Protector                      -           -           -          1,108             -       1,108
TALK                           -           -           -              -          (819)       (819)
                          -------     -------     -------        -------      --------    --------
                          $1,903      $4,948      $6,851         $1,543       $14,313     $15,856
                          =======     =======     =======        =======      ========    =======

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

Liquidity and Capital Resources


     The Company's cash position at November 30, 1995 was $1.6 million above the November 30, 1994 level. Operating activities used approximately $40.2 million, primarily due to increases in accounts receivable, inventory, the gain on the sale of 1,500,000 shares of CellStar and provision for deferred income taxes. This was partially offset by increases in income taxes payable, depreciation and amortization and expenses associated with the issuance of warrants. Investing activities provided approximately $14.8 million, primarily from the net proceeds of the partial sale of CellStar. This source of cash was partially offset by the purchase of property, plant and equipment. Financing activities provided approximately $27.0 million, primarily from increased borrowings under line of credit agreements and documentary acceptances.


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

     Selected unaudited, quarterly financial data of the Registrant for the years ended November 30, 1995 and 1994 appears below:

                                                                    QUARTER ENDED
                                                 Feb. 28        May 31      Aug. 31           Nov. 30
                                                 -------       ------       -------           -------
1995
Net sales                                       $131,391       105,811      112,177           151,361
Gross profit                                      22,586        19,270        7,406 (b)        21,480
Operating expenses                                20,723        19,221       22,552 (c)        17,980
Income (loss) before provision for

  (recovery of) income taxes                       1,083        (4,240)      (9,729)(d)        (1,800)
Provision for (recovery of) income
  taxes                                              547          (467)      (3,344)              461
Net income (loss)                                    536        (3,773)      (6,385)           (2,261)
Net income (loss) per share (primary)               0.06         (0.42)       (0.71)            (0.25)
Net income per common share (fully
  diluted)                                          0.06         (0.42)       (0.71)                -


1994
Net sales                                       $115,337       116,272      109,719           145,120
Gross profit                                      22,178        21,678       20,219            20,836
Operating expenses                                16,923        18,421       17,797            21,284
Income (loss) before provision for
  income taxes and extra ordinary
  item                                            42,640 (a)     2,439        2,533            (1,078)
Provision for (recovery of) for
  income taxes                                    18,477         1,002        1,013              (164)
Income (loss) before cumulative effect
  of change in accounting principle               24,163         1,437        1,520              (914)
Cumulative effect of change in
  accounting principle                              (178)            -           -                  -
Net income (loss)                                 23,985         1,437        1,520              (914)
Net income (loss) per share (primary):
  Income (loss) before cumulative
    effect                                          2.63          0.16         0.17             (0.10)
  Cumulative effect                                (0.02)            -            -                 -
  Net income (loss)                                 2.61          0.16         0.17             (0.10)
Net income (loss) per common share
  (fully diluted):
  Income (loss) before cumulative
    effect                                          2.38          0.15         0.16             (0.10)
  Cumulative effect                                (0.02)            -            -                 -
  Net income (loss)                                 2.36          0.15         0.16             (0.10)

NOTE: The Company does not compute fully diluted earnings per share when the addition of potentially dilutive securities would result in anti-dilution.


NOTE:    Certain amounts have been restated as discussed in Note
         8 to the consolidated financial statements.


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

Jericho, New York

February 12, 1996, except for Paragraph 7 on Note 8 which is as of March 6, 1998

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1994 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                1994             1995
                                                             ----------        ---------
ASSETS

Current Assets:
   Cash and cash equivalents                                 $   5,495         $   7,076
   Accounts receivable, net                                     94,242            96,930
   Inventory, net                                               83,430           100,422
   Receivable from vendor                                            -             5,097
   Prepaid expenses and other current assets                     6,065             5,443
   Deferred income taxes                                         2,247             5,287
   Restricted cash                                                   -             5,959
                                                             ----------        ---------

      Total current assets                                     191,479           226,214
   Restricted cash                                               6,559                 -
   Investment securities                                             -            62,344
   Equity investments                                           25,902             5,900
   Property, plant and equipment, net                            6,180             6,055
   Debt issuance costs, net                                      4,840             4,235

   Excess cost over fair value of assets
     acquired and other intangible assets, net                   1,032               943
   Other assets                                                  3,106             2,737
                                                             ----------        ---------

                                                             $ 239,098         $ 308,428
                                                             ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $  21,088         $  17,844
   Accrued expenses and other current liabilities               13,063            16,800
   Income taxes payable                                            834             2,455
   Bank obligations                                              1,084               761
   Documentary acceptances                                           -             7,120
   Current installments of long-term debt                          159             5,688
                                                             ----------        ---------
      Total current liabilities                                 36,228            50,668
Bank obligations                                                29,100            49,000
Deferred income taxes                                            5,945            23,268
Long-term debt, less current installments                       75,653            70,534
                                                             ----------        ---------
      Total liabilities                                        146,926           193,470
                                                             ----------        ---------
Minority interest                                                  138               363
                                                             ----------        ---------

Stockholders' equity:
   Preferred stock                                               2,500             2,500
   Common Stock:
     Class A; 30,000,000 authorized; 6,777,788
        issued                                                      68                68
     Class B; 10,000,000 authorized; 2,260,954

        issued                                                      22                22
   Paid-in capital                                              39,715            42,876
   Retained earnings                                            50,254            38,371
   Cumulative foreign currency translation

      and adjustment                                              (525)             (963)
   Unrealized gain on marketable securities, net                     -            31,721
                                                             ----------        ---------

      Total stockholders' equity                                92,034           114,595
                                                             ----------        ---------

Commitments and contingencies

Total liabilities and stockholders' equity                   $ 239,098         $ 308,428
                                                             ==========        =========




Certain amounts have been restated as discussed in Note 8 to the consolidated financial statements.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  YEARS ENDED NOVEMBER 30, 1993, 1994 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          1993            1994              1995
                                                       ---------        ---------         --------

Net sales                                              $389,038         $486,448          $500,740
Cost of sales (including an inventory
   write-down to market in 1995 of $9,300)              314,118          401,537           429,998
                                                       ---------        ---------         --------
        Gross profit                                     74,920           84,911            70,742
                                                       ---------        ---------         --------
Operating expenses:
   Selling                                               23,191           32,299            34,489
   General and administrative                            28,096           32,740            36,160
   Warehousing, assembly and repair                       8,479            9,386             9,827
                                                       ---------        ---------         --------
                                                         59,766           74,425            80,476
                                                       ---------        ---------         --------
Operating income (loss)                                  15,154           10,486            (9,734)
                                                       ---------        ---------         ---------
Other income (expenses):

   Interest and bank charges                             (6,504)          (6,535)           (9,694)
   Equity in income of equity investments                 4,948            3,748               154
   Management fees and related income                     1,903            1,543               200
   Gain on sale of equity investment                          -           27,783             8,435
   Gain on public offering of equity

     investment                                               -           10,565                 -
   Expense related to issuance of warrants                    -                -            (2,921)
   Other, net                                              (259)          (1,056)           (1,126)
                                                       ---------        ---------         ---------

                                                             88           36,048            (4,952)
                                                       ---------        ---------         ---------

Income (loss) before  provision  for (recovery
  of) income taxes,  extra-ordinary
   item and cumulative effect

   of a change in an accounting principle                15,242           46,534           (14,686)
Provision for (recovery of) income taxes                  5,191           20,328            (2,803)
                                                       ---------        ---------         ---------
Income (loss) before extraordinary item

   and cumulative effect of a change in

   accounting for income taxes                           10,051           26,206           (11,883)
Extraordinary item - tax benefits from

   utilization of net operating loss
   carryforwards                                          2,173                -                 -
Cumulative effect of change in accounting

   for income taxes                                           -             (178)                -
                                                       ---------        ---------         --------
Net income (loss)                                      $ 12,224         $ 26,028          $(11,883)
                                                       =========        =========         =========


Net income (loss)per common share
   (primary):
   Income (loss) before extraordinary

        item                                           $   1.11         $   2.88          $  (1.31)
                                                       =========        =========         =========
   Extraordinary item                                  $   0.24                -                 -
                                                       =========        =========         ========
   Cumulative effect of change in
        accounting for income taxes                           -         $   (.02)                -
                                                       =========        =========         ========
   Net income (loss)                                   $   1.35         $   2.86          $  (1.31)
                                                       =========        =========         =========


Net income (loss) per common share
  (fully diluted):

   Income before extraordinary item                    $   1.03         $   2.21                 -
                                                       =========        =========         ========
   Extraordinary item                                  $   0.22                -                 -
                                                       =========        =========         ========
   Cumulative effect of change in
        accounting for income taxes                           -         $   (.01)                -
                                                       =========        =========         ========
   Net income (loss)                                   $   1.25         $   2.20                 -
                                                       =========        =========         ========




Certain  amounts have been  restated as discussed in Note 8 to the  consolidated
financial   statements.
SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED   FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED NOVEMBER 30, 1993, 1994 AND 1995
                                 (IN THOUSANDS)

                                                                                        Cumulative
                                                                                          foreign       Unrealized
                                                                                          currency      Gain (Loss)      Total
                           Preferred    Common   Paid-In      Unearned      Retained    translation    on Marketable  Stockholders'
                             stock      stock    capital    compensation    earnings     adjustment    Securities        equity
                           ---------   -------   -------    ------------    --------    ------------ -------------     ---------
Balances at
  November 30,
   1992                       2,500       90      38,854           -          12,002            11            -            53,457
Net income                        -        -           -           -          12,224             -            -            12,224
Equity adjustment
   from foreign
   currency
   translation                    -        -           -           -               -          (205)           -              (205)
Issuance of warrants              -        -         100           -               -             -            -               100
Stock issuance
   upon exercise
   of options                     -        -         217           -               -             -            -               217
                             ------      ---     --------      ------         -------        ------      -------         --------
Balances at
  November 30,
   1993                       2,500       90      39,171           -          24,226          (194)           -            65,793
Net income                        -        -           -           -          26,028             -            -            26,028
Equity adjustment
   from foreign
   currency
   translation                    -        -           -           -               -          (331)           -              (331)
Unearned compensation
  relating to grant
  of options and non-
  performance restricted
  stock                           -        -         864        (864)              -             -            -                 -
Compensation
   expense                        -        -          27         241               -             -            -               268
Stock issuance
   upon exercise
   of options                     -        -         207           -               -             -            -               207
Issuance of warrants              -        -          69           -               -             -            -                69
                             ------      ---     --------      ------         -------        ------      -------          -------
Balances at
  November 30,


   1994                       2,500       90      40,338        (623)         50,254          (525)           -            92,034
Net loss                          -        -           -           -         (11,883)            -            -           (11,883)
Equity adjustment

   from foreign
   currency
   translation                    -        -           -           -               -          (438)           -              (438)
Unearned compensation
  relating to grant
  of options and non-
  performance restricted
  stock                           -        -          62         (62)              -             -            -                 -
Compensation
   expense                        -        -          46         194               -             -            -               240
Options and non-perform-
   ance restricted stock
   forfeitures due to
   employee terminations          -        -         (81)         81               -             -            -                 -
Issuance of warrants              -        -       2,921           -               -             -            -             2,921
Implementation of
   change in accounting
   for debt and equity
   securities, net of
   tax effect of
   $24,517                        -        -           -           -               -             -       40,004            40,004
Unrealized loss on
   marketable
   securities, net of
   tax effect of
   $(5,076)                       -        -           -           -               -             -       (8,283)           (8,283)
                             ------      ---     --------      ------        --------        ------     --------         ---------
Balances at
  November 30,

   1995                      $2,500      $90     $43,286       $(410)        $38,371         $(963)     $31,721          $114,595
                             ======      ===     ========      ======        ========        ======     ========         ========




Certain amounts have been restated as discussed in Note 8 to the consolidated financial statements.


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED NOVEMBER 30, 1993, 1994 AND 1995
                                 (IN THOUSANDS)

                                                                          1993         1994          1995
                                                                        ---------    ---------     --------
Cash flows from operating activities:

   Net income (loss)                                                    $ 12,224     $ 26,028      $(11,883)
   Adjustments to reconcile net income (loss)

      to net cash used in operating activities:

      Depreciation and amortization                                        3,863        4,299         4,100
      Provision for bad debt expense                                         230          (21)        1,816
      Equity in income of equity investments                              (4,948)      (3,748)         (154)
      Minority interest                                                      (22)          96           225
      Gain on sale of equity investment                                        -      (27,783)       (8,435)
      Gain on public offering of equity investment                             -      (10,565)            -

      Provision for (recovery of) deferred income taxes, net of
         extraordinary item                                               (2,311)       6,140        (5,158)
      Provision for unearned compensation                                      -          268           240
      Expense relating to issuance of warrants                                 -            -         2,921
      Loss on disposal of property, plant and equipment, net                   -            -           246
      Cumulative effect of change in accounting for income taxes               -          178             -
   Changes in:
         Accounts receivable                                              (6,266)     (20,337)       (4,468)
         Note receivable from equity investment                                -            -        (5,097)
         Inventory                                                       (13,849)     (18,701)      (16,950)
         Income taxes receivable                                             451          229             -
         Accounts payable, accrued expenses and other current
            liabilities                                                    8,076        3,675           488
         Income taxes payable                                              1,632       (1,395)        1,623
         Prepaid expenses and other, net                                    (193)      (4,171)          250
                                                                        ---------    ---------     --------
             Net cash used in operating activities                        (1,113)     (45,808)      (40,236)
                                                                        ---------    ---------     ---------

Cash flows from investing activities:
   Purchase of equity investments                                              -       (6,016)            -
   Purchases of property, plant and equipment, net                        (1,346)      (2,611)       (2,722)
   Notes receivable from equity investment                                     -        7,973             -
   Net proceeds from sale of equity investment                                 -       29,433        17,250
   Purchase of business                                                        -         (148)            -
   Proceeds from distribution from equity investment                           -            -           267
                                                                        ---------    ---------      -------
       Net cash (used in) provided by investing activities                (1,346)      28,631        14,795
                                                                        ---------    ---------     --------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreements             4,616       (8,613)       19,577
   Net borrowings (repayments) under documentary acceptances               2,832      (10,833)        7,120
   Principal payments on long-term debt                                   (6,127)     (17,411)          (11)
   Debt issuance costs                                                      (177)      (5,315)         (714)
   Proceeds from exercise of stock options                                   176          170             -
   Principal payments on capital lease obligation                           (165)        (175)         (233)
   Proceeds from issuance of long-term debt                                    -       65,000           675
   Proceeds from issuance of notes payable                                     -       10,045             -
   Payment of note payable                                                     -       (5,000)            -
   Restricted cash                                                             -       (6,559)            -
   Proceeds from release of restricted cash                                    -            -           600
                                                                        ---------    ---------     --------
         Net cash provided by financing activities                         1,155       21,309        27,014
   Effect of exchange rate changes on cash                                   (10)          (9)            8
                                                                        ---------    ---------     --------
Net increase (decrease) in cash and cash equivalents                      (1,314)       4,123         1,581
Cash and cash equivalents at beginning of period                           2,686        1,372         5,495
                                                                        ---------    ---------     --------
Cash and cash equivalents at end of period                              $  1,372     $  5,495      $  7,076
                                                                        =========    =========     ========





Certain amounts have been restated as discussed in Note 8 to the consolidated financial statements.


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

         (d)      Cash Discount and Co-operative Advertising Allowances

                  The Company accrues for estimated cash discounts and trade and promotional co-operative advertising allowances

                                                                     (Continued)
                                       33

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  at the time of sale. These discounts and allowances are reflected in the accompanying consolidated financial statements as a reduction of accounts receivable as they are utilized by customers to reduce their trade indebtedness to the Company.

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

                  Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.
                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                                                                     (Continued)
                                       35

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         (l)      Cellular Telephone Commissions

                  Under various agreements, the Company typically receives an initial activation commission for obtaining subscribers for cellular telephone services. Additionally, the agreements typically contain provisions for commissions based upon usage and length of continued subscription. The agreements also typically provide for the reduction or elimination of initial activation commissions if subscribers deactivate service within stipulated periods. The Company has provided a liability for estimated cellular deactivations which is reflected

                                                                     (Continued)
                                       36

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  in the accompanying consolidated financial statements as a reduction of accounts receivable.

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

                                                                     (Continued)
                                       37

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         (q)      Net Income (Loss) Per Common Share

                  Primary earnings per share are computed based on the weighted average number of common shares outstanding and

                                                                     (Continued)
                                       38

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  common stock equivalents. For the years ended November 30, 1993 and 1994, stock options, stock grants and stock warrants (Note 13) are common stock equivalents. The computation of fully diluted earnings per share for the years ended November 30, 1993 and 1994 assumes conversion of all outstanding debentures (Note 10) and exercise of common stock equivalents, stock options, performance accelerated grants and warrants. For purposes of this computation, net income was adjusted for the after-tax interest expense applicable to the convertible debentures. The Company does not compute fully diluted earnings per share when the addition of potentially dilutive securities would result in anti-dilution.

                  The following weighted average shares were used for the computation of primary and fully diluted earnings per share:

                                               For the Years Ended November 30,
                                             1993                1994           1995

                  Primary                  9,046,698           9,105,952      9,038,742
                  Fully diluted           10,077,685          12,769,221              -


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



                                                                     (Continued)
                                       39

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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


                                                                     (Continued)
                                       40

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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



                                                                     (Continued)
                                       41

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(5)      Accounts Receivable

         Accounts receivable is comprised of the following:

                                                              November 30,
                                                           1994         1995
                                                         --------     --------
         Trade accounts receivable                       $ 90,225     $100,556
         Receivables from equity investments
             (Note 8)                                       9,799        4,196
                                                         --------     --------
                                                          100,024      104,752
         Less:
             Allowance for doubtful accounts                1,623        2,707
             Allowance for cellular deactivations           1,234        1,725
             Allowance for co-operative
               advertising and cash discounts               2,925        3,390
                                                         --------     --------
                                                         $ 94,242     $ 96,930
                                                         ========     ========

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

         During 1994, the Company granted the majority owner of CellStar (the Investor) an option (the Option) to purchase 250,000 shares of CellStar Common Stock which is exercisable through December 3, 1996, in whole and not in part, at an exercise price of $13.80 per share. As of November 30, 1995, the Investor has the right to vote up to 1,300,000 shares of CellStar Common Stock owned by the Company pursuant to a voting rights agreement entered into during 1994. The number of shares of CellStar Common Stock the Investor is entitled to vote is subject to reduction to the extent the Investor sells

                                                                     (Continued)
                                       42

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         his shares of CellStar Common Stock (with certain exceptions) or exercises the Option. Subsequent to November 30, 1995, the voting rights granted to the Investor by the Company expired. During the term of the Option and the voting rights agreement, the Company cannot transfer its shares of CellStar Common Stock which are held subject to those agreements.

         On November 29, 1995, the Company entered into a pledge agreement with its financial institutions, which provided that 1,075,000 shares of CellStar Common Stock be secured as collateral for the bank obligations incurred by the Company (Note 9).

(7)      Property, Plant and Equipment

         A summary of property, plant and equipment, net, is as follows:

                                                             November 30,
                                                       1994              1995
                                                      -------           -------
         Land                                         $    53           $   363
         Buildings                                        446             1,491
         Furniture, fixtures and displays               3,467             3,581
         Machinery and equipment                        2,458             2,783
         Computer hardware and software                10,981            11,422
         Automobiles                                      649               723
         Leasehold improvements                         4,003             3,671
                                                      -------           -------
                                                       22,057            24,034
         Less accumulated depreciation
           and amortization                            15,877            17,979
                                                      -------           -------
                                                      $ 6,180           $ 6,055
                                                      =======           =======

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

         Depreciation and amortization of plant and equipment amounted to $2,843, $2,803 and $2,654 for the years ended November 30,

                                                                     (Continued)
                                       43

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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


                                                                     (Continued)
                                       43

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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



         In August 1994, the Company invested 600 million Japanese Yen (approximately $6,000) into a newly-formed company, TALK in exchange for 12,000 shares of TALK, representing a 33% ownership interest. Five million dollars of this investment was financed by a non-recourse note with a third party lender, which provides for the repayment of the note either in cash or by surrendering 10,000 shares in TALK (Note 10). The Company accounts for its investment in TALK under the equity method of accounting. The Company discontinued recording its share of


                                                                     (Continued)
                                       45

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         TALK's losses beyond $1,000, which amount represented the Company's net investment in TALK. Following discussions with the Securities and Exchange Commission, the Company determined to change the manner in which it applied the equity method of accounting for the fiscal year ended November 30, 1995. As a result, the net loss for 1995 has increased from $9,256 to $11,883 or from $1.02 to $1.31 primary net loss per common share. There was no impact of this restatement on the 1994 consolidated statement of income (loss) as the Company's share of TALK's 1994 losses were previously recorded.

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

         The Company received the following management fees and related income from its equity investments:

                                                     November 30,
                                       1993             1994              1995
                                      ------           ------            -----
         CellStar                     $1,220                -                -
         Pacific                         613           $  435            $ 186
         H & H                            70                -                -
         Protector                         -            1,108                -
         G.L.M.                            -                -               14
                                      ------           ------            -----
                                      $1,903           $1,543            $ 200
                                      ======           ======            =====

         The Company's net sales to the equity investments amounted to $21,368, $32,630 and $17,864 for the years ended November 30, 1993, 1994 and 1995, respectively. The Company's purchases from the equity investments amounted to $2,585, $5,715 and $83,858 for the years ended November 30, 1993, 1994 and 1995, respectively. The Company recorded $668 of outside representative commission expenses for activations and

                                                                     (Continued)
                                       46

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         residuals generated by G.L.M. on the Company's behalf during fiscal year 1995 (Note 1(l)).

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


         During 1995, the Company recorded interest income from TALK relating to the receivable from vendor, reimbursement of interest expense incurred under the subordinated loan (Note 10) and other short-term loans made to TALK during 1995 at market interest rates. For the years ended November 30, 1993, 1994 and 1995, interest income earned on equity investment notes and other receivables approximated $666, $25 and $573, respectively. Interest expense on equity investment documentary acceptances approximated $158 in 1995.


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

                                                                     (Continued)
                                       47

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                  Outstanding obligations under the Credit Agreement at November 30, 1994 and 1995 were as follows:

                                                             November 30,
                                                          1994        1995
                                                         -------     -------
                           Bankers' Acceptances          $ 7,000     $16,000
                           Revolving Credit Notes            400       3,000
                           Eurodollar Notes               21,700      30,000
                                                         -------     -------
                                                         $29,100     $49,000
                                                         =======     =======

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

                  The Credit Agreement contains several covenants requiring, among other things, minimum annual levels of net income and minimum quarterly levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. At November 30, 1995, the Company was not in compliance with a financial covenant which was waived. As of the date of the issuance of the financial statements, the Company's creditors lost their right to call the bank obligations as of November 30, 1995. Subsequent to November 30, 1995, the Company amended the Credit Agreement, effective December 22, 1995 and February 9, 1996, which provided for, among other things, increased interest rates, which may be reduced under certain circumstances, and a change

                                                                     (Continued)
                                       48

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  in  the  criteria  for  and  method  of  calculating   certain
                  financial covenants in the future. At November 30, 1995, the Company was in compliance with the new covenants.

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

                  The maximum month-end documentary acceptances outstanding during the years ended November 30, 1993, 1994 and 1995 were $9,638, $9,078 and $9,977, respectively. Average borrowings during the years ended November 30, 1993, 1994

                                                                     (Continued)
                                       49

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  and 1995 were $6,883, $3,787 and $5,876, respectively, and the weighted average interest rates, including fees, were 11.2%, 11.0% and 4.4%, respectively.

(10)     Long-Term Debt

         A summary of long-term debt follows:
                                                           November 30,
                                                       1994         1995
                                                      --------     -------
         Convertible subordinated debentures:
             6 1/4%, due 2001, convertible at
             $17.70 per share                         $ 65,000    $ 65,000
         Convertible debentures:
             Series AA, 10.8%, due 1996,
              convertible at $5.34 per share                77          77
             Series BB, 11.0%, due 1996,
              convertible at $5.34 per share             5,385       5,385
         Subordinated note payable                       5,045       4,938
         Secured term loan                                   -         664
         Capital lease obligations (Note 14)               305         158
                                                      --------     -------
                                                        75,812      76,222
         Less current installments                         159       5,688
                                                      --------     -------
                                                      $ 75,653     $70,534
                                                      ========     =======

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

                                                                     (Continued)
                                       50

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         Maturities on long-term debt for the next five fiscal years are as follows:

                        1996                                 $5,688
                        1997                                     68
                        1998                                     68
                        1999                                     68
                        2000                                     68
                                                             ======



                                                                     (Continued)
                                       51

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         The components of income (loss) before the provision for (recovery of) income taxes and extraordinary item are as follows:

                                                        November 30,
                                            1993          1994        1995
                                          --------      --------    ---------

               Domestic Operations        $15,983       $47,032     $(12,424)
               Foreign Operations            (741)         (498)      (2,262)
                                          --------      --------    ---------
                                          $15,242       $46,534     $(14,686)
                                          ========      ========    =========


         Total income tax expense (recovery) was allocated as follows:

                                                                 November 30,
                                                              1994       1995
                                                            --------    -------
               Income (loss) from continuing
                  operations                                $20,328     $(2,803)
               Stockholders' equity
                  Additional paid in capital for
                     compensation expense for tax
                     purposes in excess of amounts
                     recognized for financial
                     reporting purposes                         (37)          -
                  Unrealized holding gain on
                     investment securities recognized
                     for financial reporting purposes             -      19,441
                                                            --------    -------
                     Total income tax expense               $20,291     $16,638
                                                            ========    =======



                                                                     (Continued)
                                       52

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The provision for (recovery of) income taxes attributable to income from continuing operations is comprised of:

                                   Federal     Foreign     State      Total
                                  --------     -------    -------    --------
         1993:
           Current                $ 4,535      $  21     $1,068     $ 5,624
           Deferred                  (358)         -        (75)       (433)
                                  --------     ------    -------    --------
                                  $ 4,177      $  21     $  993     $ 5,191
                                  ========     ======    =======    =======

         1994:
           Current                $12,042      $  68     $2,078     $14,188
           Deferred                 5,365          -        775       6,140
                                  --------     ------    -------    -------
                                  $17,407      $  68     $2,853     $20,328
                                  ========     ======    =======    =======

         1995:
           Current                $ 1,455      $ 570     $  330     $ 2,355
           Deferred                (4,189)         -       (969)     (5,158)
                                  --------     -----     -------    --------
                                  $(2,734)     $ 570     $ (639)    $(2,803)
                                  ========     ======    =======    ========

         A reconciliation of the provision for (recovery of) income taxes attributable to income (loss) from continuing operations computed at the Federal statutory rate to the reported provision for income taxes attributable to income (loss) from continuing operations is as follows:

                                                                      November 30,
                                            1993                       1994                   1995
                                     --------------------     -------------------     --------------------

Tax provision (recovery) at

  Federal statutory rates             $5,335       35.0%       $16,287     35.0%      $(5,140)     (35.0)%
Undistributed earnings (loss)
   from equity investments            (1,437)      (9.4)         1,558      3.4         1,330        9.1
State income taxes, net of
  Federal benefit                        645        4.2          1,854      4.0          (415)      (2.8)
Increase in beginning-of-the-

  year balance of the valuation
  allowance for deferred tax

  assets                                   -          -            306       .7           644        4.3
Foreign tax rate differential            238        1.6             (7)     (.1)          (34)      (0.2)
Expense relating to the
  issuance of warrants                     -          -              -         -        1,022        6.9
Other, net                               410        2.7            330       .7          (210)      (1.4)
                                      -------     ------       --------    ------     --------     ------
                                       5,191       34.1         20,328     43.7        (2,803)     (19.1)

Utilization of net operating

  loss carryforwards                  (2,173)     (14.3)             -        -             -          -
                                      -------     ------       --------    ------     --------     -----
                                      $3,018       19.8%       $20,328     43.7%      $(2,803)     (19.1)%
                                      =======     ======       ========    ======     ========     =======




                                                                     (Continued)
                                       53

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         For the year ended November 30, 1993, deferred income tax expense of $433 results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:

                                                             November 30, 1993

         Uniform capitalization of inventory
           costs                                               $   (93)
         Accounts receivable reserves                              193
         Warranty and inventory reserves                           484
         Depreciation and amortization                            (646)
         Insurance reserves                                         23
         Cellular deactivation reserves                           (439)
         Other, net                                                 45
                                                               -------
                                                               $  (433)
                                                               ========

         The significant components of deferred income tax expense (recovery) for the years ended November 30, 1994 and 1995 are as follows:

                                                               November 30,
                                                             1994         1995

         Deferred tax expense (recovery)
             (exclusive of the effect of other
             components listed below)                      $5,834       $(5,802)
         Increase in beginning-of-the-year
             balance of the valuation
             allowance for deferred tax assets                306           644
                                                           ------       -------

                                                           $6,140       $(5,158)
                                                           ======       ========



                                                                     (Continued)
                                       54

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

                                                                                             November 30,
                                                                                           1994             1995
                                                                                         --------         --------
         Deferred tax assets:
             Accounts receivable, principally due
                to allowance for doubtful accounts
                and cellular deactivations                                               $   968          $  1,601
             Inventory, principally due to
                additional costs capitalized for tax
                purposes pursuant to the Tax Reform
                Act of 1986                                                                  387               455
             Inventory, principally due to valuation
                reserve                                                                      436             1,373
             Accrual for future warranty costs                                               658               790
             Plant, equipment and certain
                intangibles, principally due to
                depreciation and amortization                                                  -               588
             Net operating loss carryforwards, state
                and foreign                                                                  859             1,689
             Accrued liabilities not currently
                deductible                                                                     -               359
             Other                                                                           193               477
                                                                                         --------         --------
                Total gross deferred tax assets                                            3,501             7,332
                 Less:  valuation allowance                                                 (979)           (1,623)
                                                                                         --------         ---------
                Net deferred tax assets                                                    2,522             5,709
                                                                                         --------         --------

         Deferred tax liabilities:
             Plant, equipment and certain
                intangibles, principally due to
                depreciation and amortization                                                (71)                -
             Equity investments, principally due to
                undistributed earnings                                                    (6,149)          (23,690)
                                                                                         --------         ---------
                Total gross deferred tax
                   liabilities                                                            (6,220)          (23,690)
                                                                                         --------         ---------
                Net deferred tax liability                                               $(3,698)         $(17,981)
                                                                                         ========         =========

         The net change in the total valuation allowance for the year ended November 30, 1995 was an increase of $644. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries as well as other deferred tax assets in foreign countries. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income

                                                                     (Continued)
                                       55

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         record, adjusted for extraordinary items, management believes it is likely that the Company will realize the benefit of the net deferred tax assets existing at November 30, 1995. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future.

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

(12)     Capital Structure

         The Company's capital structure is as follows:

                                                                                           Voting
                                                                                           Rights
                     Par                                          Shares Issued             Per          Liquidation
Security            Value            Shares Authorized            and Outstanding          Share          Rights
                                         November 30,               November 30,
                                    1994           1995          1994           1995
                                 -----------    ----------    -----------    ----------

Class A             $ 0.01        30,000,000    30,000,000     6,777,788     6,777,788       One       Ratably with
Common                                                                                                 Class B
Stock

Class B               0.01        10,000,000    10,000,000     2,260,954     2,260,954       Ten       Ratably with
Common                                                                                                 Class A
Stock

Preferred
Stock                50.00            50,000        50,000        50,000        50,000         -       $50 per share

Series
Preferred
Stock                 0.01         1,500,000     1,500,000             -             -         -                -
                    ======        ==========    ==========     =========     =========       ===       ==========

                                                                     (Continued)
                                       56

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                  In May 1993, the stockholders approved the 1993 Stock Option Plan which authorizes the granting of incentive stock options to key employees and non-qualified stock options to employees and/or directors of the Company. The incentive stock options may be granted at a price not less than the market value of the Company's common stock on the

                                                                     (Continued)
                                       57

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  date of grant and must be exercisable no later than ten years after the date of grant. The exercise price of non-qualified stock options may not be less than 50% of the market value of the Company's Class A Common Stock on the date of grant.

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

                                                                     (Continued)
                                       58

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The Company will adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", on December 1, 1996.

                  Information regarding the Company's stock option plans is summarized below:

                                          1987           1993           1994
                                          Stock          Stock          Stock
                                          Option         Option         Option
                                          Plan           Plan           Plan

         Shares under option:
             Outstanding at
                December 1, 1992          157,500              -             -
                Granted                         -              -             -
                   Exercised              (16,000)             -             -
                   Canceled                     -              -             -
                                         ---------       --------      -------
             Outstanding at
                November 30, 1993         141,500              -             -
                   Granted                      -        188,500             -
                   Exercised              (15,500)             -             -
                   Canceled                (1,000)          (500)            -
                                         ---------       --------      -------
             Outstanding at
               November 30, 1994          125,000        188,000             -
                   Granted                      -              -       279,000
                   Exercised                    -              -             -
                   Canceled                21,000         12,750             -
                                         ---------      ---------      -------
         Outstanding at
               November 30, 1995          104,000        175,250       279,000
                                         =========      =========      =======

             Options exercisable,
                November 30, 1995         104,000         15,750             -
                                         =========      =========      =======

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



                                                                     (Continued)
                                       59

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                                                                     (Continued)
                                       60

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                  On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, each convertible into one share of Class A Common Stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders as of June 3, 1994, of $57.6 million of the Company's Subordinated Debentures in exchange for a release of any claims such holders may have against the Company, its agents, directors and employees in connection with their investment in the Subordinated Debentures. As a result, the Company incurred a warrant expense of $2.9 million and recorded a corresponding increase to paid in capital. The warrants are not exercisable
                  (a) until the later of (x) May 9, 1996 and (y) the date a registration statement with respect to the Class A Common Stock issuable

                                                                     (Continued)
                                       61

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  upon exercise of the warrants has been filed and declared effective by the Securities and Exchange Commission or (b) after March 15, 2001, unless sooner terminated under certain circumstances. Subsequent to November 30, 1995, the Company has filed a registration statement for the warrants and the underlying common stock pursuant to a registration rights agreement dated as of May 9, 1995, between the Company and the holders of the warrants. John J. Shalam, Chief Executive Officer of the Company, has granted the Company an option to purchase 1,668,875 shares of Class A Common Stock from his personal holdings. The exercise price of this option is $7 1/8, plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr.
                  Shalam.

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

(14)     Lease Obligations

         At November 30, 1995, the Company was obligated under non-cancelable leases for equipment and warehouse facilities for minimum annual rental payments as follows:

                                                    Capital      Operating
                                                     Lease         Leases
                  1996                                $170          $1,970
                  1997                                   -           1,018
                  1998                                   -             600
                  1999                                   -             258
                  2000 and thereafter                    -              71
                                                      ----          ------
                  Total minimum lease payments         170          $3,917
                                                                    ======
                  Amounts representing interest         12
                                                      ----
                  Present value of future
                    minimum lease payments             158
                  Less current portion                 158
                                                      ----
                  Obligations under leases
                    excluding current
                    installments                         -
                                                      ====

                                                                     (Continued)
                                       62

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                                                                     (Continued)
                                       63

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         (c)      Fair Value

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value, with the exception of current installments of long-term debt, because of the short maturity of these

                                                                     (Continued)
                                       64

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  instruments.

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

                  The   estimated   fair  value  of  the   Company's   financial
                  instruments are as follows:

                                         November 30, 1994      November 30, 1995
                                         -----------------      -----------------

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


                                                                     (Continued)
                                       65

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         The Company is also a defendant in litigation arising from the normal conduct of its affairs. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that the litigation in which the Company is a defendant is either subject to product liability insurance coverage or, to the extent not
                                                                     (Continued)
                                       66

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         covered by such insurance, will not have a material adverse effect on the Company's consolidated financial position.

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

                                     PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a) (1)

The following financial statements are included in Item 8 of this Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and Subsidiaries as of November 30, 1994 and 1995.

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

Consolidated Statements of Stockholders' Equity of Audiovox
Corporation and Subsidiaries for the Years Ended November 30, 1993,
1994 and 1995.

Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1993, 1994 and 1995.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 1993, 1994 and 1995.

Independent Auditors' Report on Financial Statement Schedules

  SCHEDULE                                                               PAGE
  NUMBER                      DESCRIPTION                               NUMBER

    II                        Valuation and Qualifying                    75
                              Accounts

           All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                          Independent Auditors' Report



The Board of Directors and Stockholders
   Audiovox Corporation:



Under the date of February 12, 1996, except for Paragraph 7 of Note 8 which is as of March 6, 1998, we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1994 and 1995, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1995, which are included in the Company's 1995 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the 1995 annual report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.


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



Jericho, New York

February 12, 1996, except for Paragraph 7 of Note 8 which is as of March 6, 1998

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

         EXHIBIT
         NUMBER            DESCRIPTION

         10.4b Second Amended and Restated Credit Agreement among Audiovox Corporation and its lenders dated May 5, 1995 (incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 1995).

         10.5 Purchase Agreement dated March 8, 1994 and Registration Rights Agreement dated as of March 15, 1994, by and between the Registrant and Oppenheimer & Co., Inc., Furman Selz Incorporated and Chemical Securities, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated March 15,
                           1994).

         10.6 Initial Option, Second Option and Voting Rights Agreement by and between Registrant and Alan Gold field (incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 1993).

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

         11 Statement of Computation of Income (Loss) Per Common Share (Filed via EDGAR herewith).

         21 Subsidiaries of the Registrant (Filed via EDGAR herewith).

         23 Independent Auditors' Consent (Filed via EDGAR herewith).

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

                                   AUDIOVOX CORPORATION



March 9, 1998                        BY: s/John J. Shalam
                                         ----------------------------
                                         John J. Shalam, President
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date



s/John J. Shalam                  President;                     March 9, 1998
------------------------
John J. Shalam                    Chief Executive Officer
                                  (Principal Executive
                                  Officer) and Director

s/Philip Christopher              Executive Vice President       March 9, 1998
------------------------
Philip Christopher                and Director


s/Charles M. Stoehr               Senior Vice President,         March 9, 1998
------------------------
Charles M. Stoehr                 Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer) and
                                  Director


s/Patrick M. Lavelle              Director                       March 9, 1998
-----------------------
Patrick M. Lavelle


s/Ann Boutcher                    Director                       March 9, 1998
------------------------
Ann Boutcher


s/Gordon Tucker                   Director                       March 9, 1998
------------------------
Gordon Tucker


s/Irving Halevy                   Director                       March 9, 1998
------------------------
Irving Halevy


s/Richard Maddia                  Director                       March 9, 1998
------------------------
Richard Maddia


s/Paul C. Kreuch, Jr.             Director                       March 9, 1998
------------------------
Paul C. Kreuch, Jr.

                                                                     Schedule II
                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years Ended November 30, 1993, 1994 and 1995
                                 (In thousands)




Column A                    Column B              Column C            Column D    Column E
--------                    --------              --------            --------    --------
                                                  Additions
                            Balance at     Charged to    Charged                  Balance
                            Beginning      Costs and     To Other                 At End
Description                 Of Year        Expenses      Accounts     Deductions  Of Year


1993
Allowance for doubtful
  accounts                    $ 2,669      $   230           -        $  836       $ 2,063
Cash discount allowances          171          131           -             -           302
Co-op advertising and
  volume rebate allow-
  ances                           832        4,651           -         4,054         1,429
Allowance for cellular
  deactivations                   688        1,051           -             -         1,739
Reserve for warranties
  and product repair costs      4,983        2,512           -         3,690         3,805
                              -------      --------      -----        ------       -------
                              $ 9,343      $ 8,575           -        $8,580       $ 9,338
                              =======      ========      =====        ======       =======

1994
Allowance for doubtful
  accounts                    $ 2,063      $   (21)                  $   419       $ 1,623
Cash discount allowances          302            -           -            65           237
Co-op advertising and
  volume rebate allow-
  ances                         1,429        5,898           -         4,639         2,688
Allowance for cellular
  deactivations                 1,739            -           -           505         1,234
Reserve for warranties
  and product repair costs      3,805        2,970           -         3,568         3,207
                              -------      --------      -----       -------       -------
                              $ 9,338      $ 8,847           -       $ 9,196       $ 8,989
                              =======      ========      =====       =======       =======

1995
Allowance for doubtful
  accounts                    $ 1,623      $ 1,816           -       $   732       $ 2,707
Cash discount allowances          237            -           -            72           165
Co-op advertising and
  volume rebate allow-
  ances                         2,688        7,621           -         7,084         3,225
Allowance for cellular
  deactivations                 1,234          491           -             -         1,725
Reserve for warranties
  and product repair costs      3,207        3,834           -         3,093         3,948
                              -------      --------      -----       -------       -------
                              $ 8,989      $13,762           -       $10,981       $11,770
                              =======      ========      =====       =======       =======