Form 10-K/A
period 1996-11-30
AUDIOVOX CORP
filed 1998-03-10
CIK 807707

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


                                     PART I

Item 1 - Business

General

     Audiovox Corporation, together with its operating subsidiaries (collectively, the Company), markets and supplies, under its own name or trade names, a diverse line of aftermarket products which include cellular telephones, both hand held portables and vehicle installed, cellular telephone accessories, automotive sound equipment and automotive accessories, both of which are designed primarily for installation in cars, trucks and vans after they have left the factory and consumer electronic products.

     The Company's products are sold through a worldwide distribution network covering the United States, Canada and overseas. Sales are made directly and through independent distributors to cellular telephone accounts, cellular service providers, regional Bell Operating Companies (BOCs), new car dealers, mass merchandisers, catalogue showrooms, original equip ment manufacturers
(OEMs), military Army and Air Force Exchange Systems (AAFES), autosound specialists and retailers. The Company sells to consumers from Company-owned retail sales and service locations which generally operate under the name "Quintex", which also receive activation commissions and residuals from certain cellular service providers.

     The Company's products may be broadly grouped into three major categories: cellular, which includes telephone products, activation commissions and residual fees, automotive sound equipment and automotive accessories. These categories represent different product lines rather than separate reporting segments.

     The Company was incorporated in Delaware on April 10, 1987, as successor to the business of Audiovox Corp., a New York corporation founded in 1960 (the predecessor company) by John J. Shalam, the Company's President, Chief Executive Officer and
controlling stockholder. Unless the context otherwise requires, or as otherwise indicated, references herein to the "Company" include the Company, its wholly-owned and majority-owned operating subsidiaries.

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

Retail

     As of November 30, 1996, the Company operated approximately 29 retail outlets and licensed its trade name to 11 additional retail outlets in selected markets in the United States through which it markets cellular telephones and related products to retail customers under the names Audiovox(R), American Radio(R), Quintex(R) and H & H Eastern Distributors (H&H). In addition to Audiovox products, these outlets sell competitive products such as Motorola and Nokia.

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

     Since 1984, the principal supplier of the Company's wholesale cellular telephones has been Toshiba Corporation (Toshiba), accounting for approximately 28%, 44% and 45% of the total dollar amount of all product purchases by the Company, during the fiscal years ended November 30, 1996, 1995 and 1994, respectively. In 1994, Toshiba competed directly with the Company in the United States by marketing cellular telephone products through Toshiba's United States distribution subsidiary. As of November 30, 1995, Toshiba announced it will no longer distribute cellular telephone products through its subsidiary in the United States. Toshiba continues to sell products to the Company as an original equipment customer. In order to expand its supply channels and diversify its cellular product line, the Company now sources cellular equipment from other manufacturers including, Hagenuk Telecom Gmbh. (Hagenuk), Dancall Telecom A/S (Dancall) and TALK. Purchases from TALK accounted for approximately 26%, 20% and 7% of total inventory purchases for the years ended November 30, 1996, 1995 and 1994, respectively. Purchases of non-cellular products are made primarily from other overseas suppliers including Hyundai Electronics Inc. (Hyundai), Namsung Corporation (Namsung) and Nutek Corporation (Nutek). There are no agreements in effect that require manufacturers to supply product to the Company. The Company considers its relations with its suppliers to be good. In addition, the Company believes that alternative sources of supply are currently available.

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

     On March 15, 1996 and April 4, 1996, Audiovox was served with a complaint and an amended complaint, respectively, in an action entitled Electronics Communications Corp. (ECC) v. Toshiba America Consumer Products, Inc. and Audiovox Corporation in which plaintiff seeks injunctive relief and damages against Toshiba and Audiovox. The damages against both defendants could be an amount in excess of $16,000 arising out of alleged antitrust violations, tortious interference with contract and tortious interference with prospective economic advantage or business relations and monopoly, all arising out of the termination of ECC's alleged distributorship arrangement with Toshiba. Audiovox's motion to dismiss the complaint for failure to state a federal cause of action and for lack of subject matter jurisdiction was granted on August 12, 1996. Plaintiff has filed a Notice of Appeal with the Second Circuit Court of Appeals.

     In addition, the Company is currently, and has in the past been, a party to other routine litigation incidental to its business. The Company does not expect any pending litigation to have a material adverse effect on its consolidated financial position.

Item 4 - Submission of Matters to a Vote of Security Holders

     A special meeting of the stockholders of Audiovox Corporation (the Company) was held on November 25, 1996 at the Company's offices, 150 Marcus Boulevard, Hauppauge, New York.

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

                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related
-----------------------------------------------------------------------
         Stockholder Matters
         -------------------

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

Class A Common Stock
                                                                                                         Average Daily
Fiscal Period                            High            Low     Trading Volume
1996
   First Quarter........................$ 6  3/8      $ 4 3/4      15,924
   Second Quarter.........................7  7/16       4 1/16     52,039
   Third Quarter..........................6  5/16       4          16,309
   Fourth Quarter.........................6  3/4        4 5/8      95,817

1995
   First Quarter..........................8  1/2        6 3/8      25,300
   Second Quarter.........................7             5 1/16     13,500
   Third Quarter..........................7  3/8        4 7/16     30,100
   Fourth Quarter.........................6 13/16       4 3/8      21,600

1994
   First Quarter.........................18  3/8       14 1/4      26,400
   Second Quarter......................  16            11 7/8      32,600
   Third Quarter.........................12  3/4        6 1/4      39,600
   Fourth Quarter.........................9  3/8        6 3/4      19,600

Item 6 - Selected Financial Data

Years ended November 30, 1996, 1995, 1994, 1993 and 1992

                                 1996         1995               1994             1993           1992
                              ----------    -------------      --------         ----------    ------------
                                           (Dollars in thousands, except per share data)


Net sales                     $597,915        $500,740          $486,448        $389,038       $343,905
Net income (loss)              (26,469)(a)     (11,883)(b)        26,028(d)       12,224(f)       7,670(h)

Net income (loss)
  per common share,

  primary                        (2.82)(a)       (1.31)(b)          2.86(d)         1.35(f)        0.85(h)
Net income per

  common share, fully

  diluted                            -               -              2.20(d)         1.25(f)           -
Total assets                   265,545         308,428           239,098         169,671        145,917

Long-term obligations,
  less current

  installments                  70,413         142,802           110,698(e)       13,610(g)      55,335
Stockholders' equity           131,499 (c)     114,595(c)         92,034          65,793         53,457

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

     Certain reclassifications have been made to the data for periods prior to fiscal 1996 in order to conform to fiscal 1996 presentation. The net sales and percentage of net sales by product line for the fiscal years ended November 30, 1996, 1995 and 1994 are reflected in the following table:

                                               Years Ended November 30,
                                     1996                  1995                   1994
                               ------------------     ----------------     ------------------

Cellular product-
     wholesale                 $349,655      58%      $260,704     52%     $237,566      49%
Cellular product-
     retail                       8,309       1         15,470      3        18,198       3
Activation
     commissions                 33,102       6         38,526      8        47,788      10
Residual fees                     4,828       1          4,781      1         4,005       1
                               --------     ----      --------   -----     --------     ---
         Total Cellular         395,894      66        319,481     64       307,557      63
Automotive sound
     equipment                  104,696      18        107,404     21       112,512      23
Automotive security
     and accessory
     equipment                   93,625      16         73,207     15        64,040      13
Other                             3,700       -            648      -         2,339       1
                               --------     ----      --------    ----     --------     ---
         Total                 $597,915     100%      $500,740    100%     $486,448     100%
                               ========     ====      ========    ====     ========     ====


     The following table sets forth for the periods indicated certain statement of income (loss) data for the Company expressed as a percentage of net sales:

                                                      Percentage of Net Sales
                                                       Year Ended November 30,
                                                   1996        1995        1994
Net sales:
Net product sales                                  93.7%       91.4%       89.4%
Cellular telephone activation
  commissions                                       5.5         7.7         9.8
Cellular telephone residual fees                    0.8         0.9         0.8
                                                  ------      ------      -----
Net sales                                         100.0       100.0       100.0
Cost of sales                                     (83.9)      (85.9)      (82.5)
                                                  ------      ------      ------
Gross profit                                       16.1        14.1        17.5
Selling expense                                    (6.7)       (6.9)       (6.7)
General and administrative expense                 (5.4)       (7.2)       (6.7)
Warehousing, assembly and repair
  expense                                          (1.8)       (2.0)       (1.9)
                                                  ------      ------      ------
     Total operating expenses                     (13.9)      (16.1)      (15.3)
                                                  ------      ------      ------

Operating income (loss)                             2.2        (2.0)        2.2
Interest expense                                   (1.4)       (1.9)       (1.3)
Income of equity investments                        0.1           -         0.8
Management fees                                       -           -         0.3
Gain on sale of equity investment                   0.2         1.7         5.7
Gain on public offering equity

  investment                                          -           -         2.2
Debt conversion expense                            (4.4)          -           -
Expenses related to issuance of

  warrants                                            -        (0.6)          -
Other expenses, net                                (0.1)       (0.2)       (0.3)
Income tax (expense) recovery                      (1.0)        0.6        (4.2)
                                                  ------      ------      ------
Net income (loss)                                  (4.4)       (2.4)        5.4
                                                   =====      ======      =====

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

     The improvement in net sales of cellular telephone products was primarily attributable to an increase in unit sales. Net sales of cellular products increased by approximately 857,000 units, or 70.9%, compared to fiscal 1995, primarily resulting from an increase in sales of hand-held portable cellular telephones and transportable cellular telephones, partially offset by a decline in sales of installed mobile cellular telephones. The average unit selling price declined approximately 23.7% vs. 1995 as production efficiencies and market competition continues to reduce unit selling prices. The Company believes that the shift from installed mobile cellular telephones to hand-held and transportable cellular telephones is reflective of a desire by consumers for increased flexibility in their use of cellular telephones. Toward that end, the Company markets an accessory package that permits its Minivox(TM) and Minivox Lite(R) hand-held cellular telephones to be used in an automobile on a hands-free basis and to draw power from the automobile's electrical system like an installed mobile cellular telephone.

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

     Net sales of automotive sound equipment decreased by approximately $2,708, or 2.5%, for fiscal 1996, compared to fiscal 1995. This decrease was attributable primarily to a decrease in sales of products sold to mass merchandise chains and auto sound sales to new car dealers. This decrease was partially offset by increases in sales of sound products to private label customers. Net sales of automotive security and accessory products increased approximately $20,418, or 27.9%, for fiscal 1996, compared to fiscal 1995, principally due to increases in sales of vehicle security products, Protector Hardgoods and cruise controls. This increase was partially offset by a reduction in net sales of AA security products.

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


     Management fees and related income and equity in income from joint venture investments increased by approximately $463 for 1996 compared to 1995 as detailed in the following table:



                                     1996                                             1995
                         ----------------------------                     ----------------

                                        Equity                                         Equity
                       Management       Income                      Management         Income
                         Fees           (Loss)        Total           Fees             (Loss)        Total


CellStar                    -               -              -               -          $ 2,151       $ 2,151
ASMC                        -         $   948         $  948               -              819           819
G.L.M.                 $  100               -            100          $   14                -            14
Pacific                    22            (334)          (312)            186               21           207
TALK                        -               -              -               -           (2,837)       (2,837)
Quintex West               18               -             18               -                -             -
Posse                      46              17             63               -                -             -
                       -------        --------        -------         -------         --------      -------
                       $  186         $   631         $  817          $   200         $   154       $   354
                       =======        ========        =======         =======         ========      =======

NOTE: Certain amounts have been restated as discussed in Note 8 to the consolidated financial statements.

     The increase was primarily due to non-recurring costs recorded by TALK during 1995, their first full year of operations. This was offset by the Company owning less than 20% of CellStar for the entire fiscal year and, therefore, not accounting for the investment on the equity method. During 1995, the Company owned more than 20% of CellStar until the third quarter and, therefore, accounted for CellStar under the equity method until then. Audiovox Pacific has experienced an overall decline in gross margins, as the cellular market in Australia has experienced the same competitive factors as those in the United States.

     Interest expense and bank charges decreased by $1,214, or 12.5%, compared to 1995 as a result of a decrease in interest bearing debt. Other expenses decreased approximately $412 primarily due to the write-off of fixed assets in the retail group during 1995 which did not recur in 1996. Costs associated with the issuance of stock warrants for no monetary consideration to certain holders of the Company's convertible subordinated debentures also did not recur in 1996.

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

     During this period, the Company had favorable contracts with several of the major cellular carriers. To capitalize on the growth in the market during 1994, the Company embarked on an expansion program to increase its retail presence in its designated cellular markets. During fiscal 1995, beginning with the first quarter, the market place in which the Quintex retail operations conducted their business was adversely affected by several trends. These trends include a slow down in the growth of the cellular market, a desire by the cellular carriers to lower their acquisition costs with lower payments to its individual agents, increased competition by mass merchandisers and the cellular carriers direct sales force, and the overall economic conditions in the U.S. domestic market. As a result of these trends, the Company decided to reduce its retail presence by closing or disposing of all unprofitable Quintex locations through out the U.S. The result of this plan was a reduction of outlets from 91 to 30. The cost of this closing was approximately $4,000 during fiscal 1995. Of the $4,000 charge to income, approximately $1,500 is related to inventory write-offs, $1,800 is associated with the lease buy-outs, employee severance pay, the write-off of leasehold improvements and other fixed assets and $700 of miscellaneous charges including co-op advertising, deactivation allowances, and anticipated bad debts. The impact of this Quintex reduction program and the overall erosion of the retail market was a decrease in revenue of approximately $21,000 for fiscal 1995.

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

                                         1995         1994          1993
                                        -------      -------      --------
Net sales                               $18,077      $25,663      $14,496
Operating income (loss)                 $(1,438)     $ 1,159      $ 1,944

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

     Warehousing,  assembly and repair expenses increased approximately $441, or
4.7 %, for 1995 compared to 1994. The increase for the twelve months was primarily in field warehousing expenses and travel. Selling expenses increased approximately $2,200, or 6.8%, compared to 1994. Advertising and other promotional marketing programs accounted for the majority of the increase in fiscal 1995. General and administrative expenses increased $3,400, or 10.5%, for 1995 compared to 1994. A provision for costs associated with the down-sizing of the retail group was the primary component of this increase. This provision included costs for the buy-out of leases, the write-off of leasehold improvements, severance pay and other charges necessary to close and consolidate the retail operations. Other increases were in professional fees, bad debt and expenses associated with the Company's overseas buying offices.

     Management fees and related income and equity in income from joint venture investments decreased by approximately $15,502 for 1995, as compared to 1994, principally due to CellStar Corporation (CellStar) as detailed in the following table:


                             1995                                  1994
                --------------------------------    --------------------------------
                              Equity                              Equity
                Management    Income                 Management   Income
                  Fees        (Loss)      Total         Fees      (Loss)     Total


CellStar              -      $ 2,151     $ 2,151          -      $13,958    $13,958
ASMC                  -          819         819          -          932        932
G.L.M.           $   14            -          14          -            -          -
Pacific             186           21         207     $  435          242        677
Protector             -            -           -      1,108            -      1,108
TALK                  -       (2,837)     (2,837)         -         (819)      (819)
                 -------     --------    --------    -------      -------   --------
                 $  200      $   154     $   354     $1,543      $14,313    $15,856
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

Liquidity and Capital Resources

     The Company's cash position at November 30, 1996 was approximately $5,274 above the November 30, 1995 level. Operating activities provided approximately $24,011, primarily from a decrease in inventory and increases in accounts payable, accrued expenses and income taxes payable. These favorable events were partially offset by increases in accounts receivable, prepaid expenses and other currents assets. Investing activities used approximately $1,488, composed primarily of $2,805 for the purchase of property, plant and equipment, partially offset by $1,000 from the sale of an investment. Financing activities used approximately $17,280, principally for the reduction of borrowings under line of credit agreements and documentary acceptances.

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

     On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the Credit Agreement) which superseded the first amendment in its entirety. During 1996, the Credit Agreement was amended six times providing for various changes to the terms. The terms as of November 30, 1996 are summarized below.

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

     The Company granted to an investor in CellStar, in connection with the CellStar initial public offering, two options to purchase up to an aggregate of 1,750,000 shares of CellStar Common Stock owned by the Company, 1,500,000 of which was exercised in full on June 1, 1995 at an exercise price of $11.50 per share. As a result, the Company recorded a gain, before provision for income taxes, of $8,435. This reduced the Company's ownership in CellStar below 20% and, as such, the Company will no longer account for CellStar under the equity method of accounting. Subsequent to November 30, 1996, the remaining 250,000 shares under the remaining option expired. The remaining 2,375,000 CellStar shares owned by the Company will be accounted for as an investment in marketable equity securities. During the first quarter of 1997, the Company sold 1,360,000 shares of its CellStar shares for a gain of $14,743, net of income tax. The Company continues to hold 1,015,000 shares of CellStar common stock. As discussed in
Note 6 to the consolidated financial statements, Financial Accounting Standards Board (FASB) Statement No. 115 (Statement 115) addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Based upon the closing market price of CellStar on November 30, 1996, the decrease to equity as required by Statement 115 is $21,444, net of deferred taxes.

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

     Selected unaudited, quarterly financial data of the Registrant for the years ended November 30, 1996 and 1995 appears below:

                                                                   QUARTER ENDED
                                                    Feb. 28      May 31     Aug. 31        Nov. 30
                                                   ---------     ------     -------        -------
1996
Net sales                                          $122,493      141,194    142,828         191,400
Gross profit                                         19,877       21,586     24,639          30,286
Operating expenses                                   17,519       19,347     20,911          25,536
Income (loss) before provision for
  (recovery of) income taxes                          1,091          426      1,575         (23,727)(a)
Provision for (recovery of) income
  taxes                                                 612          276        808           4,138 (b)
Net income (loss)                                       479          150        767         (27,865)
Net income (loss) per share (primary)                  0.05         0.02       0.08           (2.83)
Net income per common share (fully
  diluted)                                                -            -          -               -

1995
Net sales                                          $131,391      105,811    112,177         151,361
Gross profit                                         22,586       19,270      7,406 (c)      21,480
Operating expenses                                   20,723       19,221     22,552 (d)      17,980
Income (loss) before provision for

  (recovery of) income taxes                          1,083       (4,240)    (9,729)(e)      (1,800)
Provision for (recovery of) income
  taxes                                                 547         (467)    (3,344)            461
Net income (loss)                                       536       (3,773)    (6,385)         (2,261)
Net income (loss) per share (primary)                  0.06        (0.42)     (0.71)          (0.25)
Net income per common share (fully

  diluted)                                                -            -          -               -

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

Jericho, New York

January 23, 1997, except for Paragraph 7 of Note 8 which is as of March 6, 1998

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1996              1995
                                                              --------         -----------
ASSETS

Current Assets:
   Cash and cash equivalents                                  $  12,350        $   7,076
   Accounts receivable, net                                     118,408           96,930
   Inventory, net                                                72,785          100,422
   Receivable from vendor                                         4,565            5,097
   Prepaid expenses and other current assets                      7,324            5,443
   Deferred income taxes                                          5,241            5,287
   Restricted cash                                                    -            5,959
                                                              ----------       ---------

      Total current assets                                      220,673          226,214
   Investment securities                                         27,758           62,344
   Equity investments                                             5,836            5,900
   Property, plant, and equipment, net                            6,756            6,055
   Debt issuance costs, net                                         269            4,235

   Excess cost over fair value of assets
     acquired and other intangible assets, net                      804              943
   Other assets                                                   3,449            2,737
                                                              ----------       ---------


                                                              $ 265,545        $ 308,428
                                                              ==========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $  28,192        $  17,844
   Accrued expenses and other current liabilities                18,961           16,800
   Income taxes payable                                           7,818            2,455
   Bank obligations                                               4,024              761
   Documentary acceptances                                        3,501            7,120
   Current installments of long-term debt                             -            5,688
                                                              ----------       ---------
      Total current liabilities                                  62,496           50,668
Bank obligations                                                 31,700           49,000
Deferred income taxes                                            10,548           23,268
Long-term debt, less current installments                        28,165           70,534
                                                              ----------       ---------
      Total liabilities                                         132,909          193,470
                                                              ----------       ---------
Minority interest                                                 1,137              363
                                                              ----------       ---------

Stockholders' equity:
   Preferred stock                                                2,500            2,500
   Common Stock:
     Class A; 30,000,000 authorized; 14,040,414
        issued                                                      141               68
     Class B; 10,000,000 authorized; 2,260,954

        issued                                                       22               22
   Paid-in capital                                              107,833           42,876
   Retained earnings                                             11,902           38,371
   Cumulative foreign currency translation

      and adjustment                                             (1,176)            (963)
   Unrealized gain on marketable securities, net                 10,277           31,721
                                                              ----------       ---------

      Total stockholders' equity                                131,499          114,595
                                                              ----------       ---------

Commitments and contingencies

Total liabilities and stockholders' equity                    $ 265,545        $ 308,428
                                                              ==========       =========





Certain  amounts have been  restated as discussed in Note 8 to the  consolidated
financial   statements.   SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED   FINANCIAL
STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           1996             1995              1994
                                                        ----------        ---------         --------

Net sales                                                $597,915         $500,740          $486,448
Cost of sales (including an inventory
   write-down to market in 1995 of $9,300)                501,527          429,998           401,537
                                                         ---------        ---------         --------
        Gross profit                                       96,388           70,742            84,911
                                                         ---------        ---------         --------
Operating expenses:
   Selling                                                 40,033           34,489            32,299
   General and administrative                              32,452           36,160            32,740
   Warehousing, assembly, and repair                       10,828            9,827             9,386
                                                         ---------        ---------         --------
                                                           83,313           80,476            74,425
                                                         ---------        ---------         --------
Operating income (loss)                                    13,075           (9,734)           10,486
                                                         ---------        ---------         --------
Other income (expenses):

   Debt conversion expense                                (26,318)               -                 -
   Interest and bank charges                               (8,480)          (9,694)           (6,535)
   Equity in income of equity investments                     631              154             3,748
   Management fees and related income                         186              200             1,543
   Gain on sale of equity investment                          985            8,435            27,783
   Gain on public offering of equity

     investment                                                 -                -            10,565
   Expense related to issuance of warrants                      -           (2,921)                -
   Other, net                                                (714)          (1,126)           (1,056)
                                                         ---------        ---------         ---------

                                                          (33,710)          (4,952)           36,048
                                                         ---------        ---------         --------

Income (loss) before provision for
   (recovery of) income taxes and cumulative effect of a change in an accounting

   principle                                              (20,635)         (14,686)           46,534
Provision for (recovery of) income taxes                    5,834           (2,803)           20,328
                                                         ---------        ---------         --------
Income (loss) before cumulative effect of
   a change in accounting for income taxes                (26,469)         (11,883)           26,206
Cumulative effect of change in accounting
   for income taxes                                             -                -              (178)
                                                         ---------        ---------         ---------
Net income (loss)                                        $(26,469)        $(11,883)         $ 26,028
                                                         =========        =========         ========


Net income (loss)per common share (primary):

   Income (loss) before cumulative effect                $  (2.82)        $  (1.31)         $   2.88
                                                         =========        =========         ========
   Cumulative effect of change in
        accounting for income taxes                             -                -          $   (.02)
                                                         =========        =========         =========
   Net income (loss)                                     $  (2.82)        $  (1.31)         $   2.86
                                                         =========        =========         ========


Net income (loss) per common share (fully diluted):
   Income before cumulative effect                              -                -          $   2.21
                                                         =========        =========         ========
   Cumulative effect of change in
        accounting for income taxes                             -                -          $   (.01)
                                                         =========        =========         =========
   Net income (loss)                                            -                -          $   2.20
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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                                                        Cumulative
                                                                                          foreign       Unrealized
                                                                                          currency      Gain (Loss)       Total
                           Preferred    Common   Paid-In      Unearned      Retained    translation    on Marketable   Stockholders'
                             stock      stock    capital    compensation    earnings     adjustment    Securities         equity
                           ---------   -------   -------    ------------    --------    ------------   -------------   -----------
Balances at
  November 30,
   1993                       2,500       90      39,171           -          24,226          (194)            -       65,793
Net income                        -        -           -           -          26,028             -             -       26,028
Equity adjustment
   from foreign
   currency
   translation                    -        -           -           -               -          (331)            -         (331)
Unearned compensation
  relating to grant
  of options and non-
  performance restricted
  stock                           -        -         864        (864)              -             -             -            -
Compensation
   expense                        -        -          27         241               -             -             -          268
Stock issuance
   upon exercise
   of options                     -        -         207           -               -             -             -          207
Issuance of warrants              -        -          69           -               -             -             -           69
                             ------     ----    ---------      ------        --------      --------       -------     -------
Balances at
  November 30,

   1994                       2,500       90      40,338        (623)         50,254          (525)            -       92,034
Net loss                          -        -           -           -         (11,883)            -             -      (11,883)
Equity adjustment

   from foreign
   currency
   translation                    -        -           -           -               -          (438)            -         (438)
Unearned compensation
  relating to grant
  of options and non-
  performance restricted
  stock                           -        -          62         (62)              -             -             -            -
Compensation
   expense                        -        -          46         194               -             -             -          240
Options and non-perform-
   ance restricted stock
   forfeitures due to
   employee terminations          -        -         (81)         81               -             -             -            -
Issuance of warrants              -        -       2,921           -               -             -             -        2,921
Implementation of
   change in accounting
   for debt and equity
   securities, net of
   tax effect of
   $24,517                        -        -           -           -               -             -        40,004      40,004
Unrealized loss on
   marketable
   securities, net of
   tax effect of
   $(5,076)                       -        -           -           -               -             -       ( 8,283)      (8,283)
                             ------     ----    ---------      ------        --------      --------     ---------    ---------
Balances at
  November 30,

   1995                       2,500       90      43,286        (410)         38,371          (963)       31,721      114,595





















                                                                       Continued

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                                                        Cumulative
                                                                                          foreign      Unrealized
                                                                                          currency     Gain (Loss)       Total
                           Preferred    Common   Paid-In      Unearned      Retained    translation   on Marketable   Stockholders'
                             stock      stock    capital    compensation    earnings     adjustment   Securities         equity
                           ---------   -------   -------    ------------    --------    ------------ -------------      ---------


Balances at
  November 30,

   1995                       2,500       90      43,286        (410)         38,371          (963)      31,721           114,595
Net loss                          -        -           -           -         (26,469)            -            -           (26,469)
Equity adjustment

   from foreign
   currency
   translation                    -        -           -           -               -          (213)           -              (213)
Compensation
   expense                        -        -          39         258               -             -            -               297
Options and non-per-
   formance restricted
   stock forfeitures
   due to employee
   terminations                   -        -         (27)         27               -             -            -                 -
Shares issued                    -         3           -           -               -             -            -                 3
Conversion of
   debentures into
   common stock                  -        70      64,660           -               -             -            -            64,730
Unrealized loss on
   marketable
   securities, net of
   tax effect of
   $13,143                       -         -           -           -               -             -      (21,444)          (21,444)
Balances at
  November 30,

   1996                      $2,500     $163    $107,958       $(125)        $11,902       $(1,176)     $10,277          $131,499
                             ======     ====    =========      ======        ========      ========     ========         ========





































Certain amounts have been restated as discussed in Note 8 to the consolidated financial statements.


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                                                   1996            1995              1994
                                                                               ----------       ----------         ---------
Cash flows from operating activities:

   Net income (loss)                                                            $(26,469)       $ (11,883)         $ 26,028
   Adjustments to reconcile net income (loss)

      to net cash used in operating activities:

      Debt conversion expense                                                     25,629                -                 -
      Depreciation and amortization                                                3,298            4,100             4,299
      Provision for bad debt expense                                                 429            1,816               (21)
      Equity in income of equity investments                                        (614)            (154)           (3,748)
      Minority interest                                                              767              225                96
      Gain on sale of equity investment                                             (985)          (8,435)          (27,783)
      Gain on public offering of equity investment                                     -                -           (10,565)
      Provision for (recovery of) deferred income taxes                              468           (5,158)            6,140
      Provision for unearned compensation                                            297              240               268
      Expense relating to issuance of warrants                                         -            2,921                 -

      (Gain) loss on disposal of property, plant, and
         equipment, net                                                              (32)             246                 -
      Cumulative effect of change in accounting for income taxes                       -                -               178
   Changes in:
         Accounts receivable                                                     (21,848)          (4,468)          (20,337)
         Note receivable from equity investment                                      532           (5,097)                -
         Inventory                                                                27,688          (16,950)          (18,701)
         Income taxes receivable                                                       -                -               229
         Accounts payable, accrued expenses, and other current
            liabilities                                                           12,445              488             3,675
         Income taxes payable                                                      5,360            1,623            (1,395)
         Prepaid expenses and other, net                                          (2,954)             250            (4,171)
                                                                                ---------        ---------         ---------
             Net cash provided by (used in) operating activities                  24,011          (40,236)          (45,808)
                                                                                ---------        ---------         ---------

Cash flows from investing activities:
   Purchase of equity investments                                                      -                -            (6,016)
   Purchases of property, plant, and equipment, net                               (2,805)          (2,722)           (2,611)
   Notes receivable from equity investment                                             -                -             7,973
   Net proceeds from sale of equity investment                                     1,000           17,250            29,433
   Purchase of business                                                                -                -              (148)
   Proceeds from distribution from equity investment                                 317              267                 -
                                                                                ---------        ---------         --------
       Net cash provided by (used in) investing activities                        (1,488)          14,795            28,631
                                                                                ---------        ---------         --------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreements                   (14,040)          19,577            (8,613)
   Net borrowings (repayments) under documentary acceptances                      (3,620)           7,120           (10,833)
   Principal payments on long-term debt                                           (5,029)             (11)          (17,411)
   Debt issuance costs                                                              (392)            (714)           (5,315)
   Proceeds from exercise of stock options                                             -                -               170
   Principal payments on capital lease obligation                                   (158)            (233)             (175)
   Proceeds from issuance of long-term debt                                            -              675            65,000
   Proceeds from issuance of notes payable                                             -                -            10,045
   Payment of note payable                                                             -                -            (5,000)
   Restricted cash                                                                     -                -            (6,559)
   Proceeds from release of restricted cash                                        5,959              600                 -
                                                                                ---------        ---------         --------
         Net cash provided by (used in) financing activities                     (17,280)          27,014            21,309
   Effect of exchange rate changes on cash                                            31                8                (9)
                                                                                ---------        ---------         ---------
Net increase in cash and cash equivalents                                          5,274            1,581             4,123
Cash and cash equivalents at beginning of period                                   7,076            5,495             1,372
                                                                                ---------        ---------         --------
Cash and cash equivalents at end of period                                      $ 12,350         $  7,076          $  5,495
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

         (d)      Cash Discount and Co-operative Advertising Allowances

                  The Company accrues for estimated cash discounts and trade and promotional co-operative advertising allowances at the time of sale. These discounts and

                                                                     (Continued)
                                       34

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  allowances are reflected in the accompanying consolidated financial statements as a reduction of accounts receivable as they are utilized by customers to reduce their trade indebtedness to the Company.

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

                  Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are

                                                                     (Continued)
                                       35

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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



                                                                     (Continued)
                                       36

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                  On an ongoing basis, the Company reviews the valuation and amortization of its intangible assets. As a part of its ongoing review, the Company estimates the fair value of intangible assets taking into consideration

                                                                     (Continued)
                                       37

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  any events and circumstances which may diminish fair value. The Company will adopt the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", on December 1, 1996.

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


                                                                     (Continued)
                                       38

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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



                                                                     (Continued)
                                       39

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                                                                     (Continued)
                                       40

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (r)      Supplementary Financial Statement Information

                  Advertising  expenses  approximated   $21,794,   $13,538,  and
                  $11,610 for the years ended November 30, 1996, 1995, and 1994, respectively.

                  Interest income of approximately $1,097, $1,047, and $540 for the years ended November 30, 1996, 1995, and 1994, respectively, is included in other in the accompanying consolidated statements of income (loss).

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



                                                                     (Continued)
                                       41

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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



                                                                     (Continued)
                                       42

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         Inventory purchases from a major supplier approximated 28%, 44%, and 45% of total inventory purchases for the years ended November 30, 1996, 1995, and 1994, respectively. Although there are a limited number of manufacturers of the product, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in product

                                                                     (Continued)
                                       43

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         availability and a possible loss of sales, which would affect operating results adversely.

(5)      Accounts Receivable

         Accounts receivable is comprised of the following:
                                                               November 30,
                                                            1996        1995
         Trade accounts receivable                        $127,854    $100,556
         Receivables from equity investments
             (Note 8)                                        2,626       4,196
                                                          --------    --------
                                                           130,480     104,752
         Less:
             Allowance for doubtful accounts                 3,115       2,707
             Allowance for cellular deactivations            1,666       1,725
             Allowance for co-operative
               advertising and cash discounts                7,291       3,390
                                                          --------    --------
                                                          $118,408    $ 96,930
                                                          ========    ========

         The provision for (recovery of) bad debt expense amounted to $429, $1,816, and ($21) for the years ended November 30, 1996, 1995, and 1994, respectively. See Note 16 for concentrations of credit risk.

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

         During 1994, the Company granted the majority owner of CellStar (the Investor) an option (the Option) to purchase 250,000 shares of CellStar Common Stock which is exercisable through December 3, 1996, in whole and not in part, at an exercise price of $13.80 per share. Subsequent to November 30, 1996, the Option expired. As of November 30, 1995, the Investor has the right to vote up to 1,300,000 shares of CellStar Common Stock owned by the Company pursuant to a voting rights agreement entered into during 1994. The number of shares of CellStar Common Stock the Investor is

                                                                     (Continued)
                                       44

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         entitled to vote is subject to reduction to the extent the Investor sells his shares of CellStar Common Stock (with certain exceptions) or exercises the Option. Subsequent to November 30, 1995, the voting rights granted to the Investor by the Company expired. During the term of the Option and the voting rights agreement, the Company cannot transfer its shares of CellStar Common Stock which are held subject to those agreements.

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

(7)      Property, Plant, and Equipment

         A summary of property, plant, and equipment, net, is as follows:
                                                          November 30,
                                                       1996       1995

         Land                                        $   363    $   363
         Buildings                                     1,782      1,491
         Furniture, fixtures, and displays             3,277      3,581
         Machinery and equipment                       3,221      2,783
         Computer hardware and software               12,658     11,422
         Automobiles                                     954        723
         Leasehold improvements                        3,454      3,671
                                                     --------   -------
                                                      25,709     24,034
         Less accumulated depreciation
           and amortization                          (18,953)   (17,979)
                                                     --------   --------
                                                     $ 6,756    $ 6,055
                                                     ========   ========

         At November 30, 1995 included in computer hardware and software is $937 pertaining to capital leases. Amortization of such equipment is included in depreciation and amortization of plant and equipment, and accumulated amortization was $729 at November 30, 1995. At November 30, 1996, the computer hardware and software pertaining to the capital lease was fully amortized.

         Computer software includes approximately $690 and $383 of unamortized costs as of November 30, 1996 and 1995, respectively, related to the acquisition and installation of

                                                                     (Continued)
                                       45

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         management information systems for internal use which are being amortized over a five-year period.

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

         In December 1993, CellStar, the successor to National Auto Center, Inc. (National) and Audiomex Export Corp. (both 50%- owned equity investments of the Company in 1993), completed

                                                                     (Continued)
                                       46

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         an initial public offering (the CellStar Offering) of 7,935,000 shares of CellStar Common Stock. Of the total shares sold, the Company sold 2,875,000 shares of CellStar Common Stock at the initial public offering price (net of applicable underwriting discount) of $10.695 per share and received aggregate net proceeds of $29,433 (after giving effect to expenses paid by the Company in connection with the offering). As a result, the Company recorded a gain, before provision for income taxes, of $27,783. In addition, the Company recorded a gain, before provision for income taxes, of $10,565 on the increase in the carrying value of its remaining shares of CellStar Common Stock due to the CellStar Offering in 1994.

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

         The following table presents financial information relating to CellStar for the years ended November 30, 1995, and 1994:

                                           1995               1994
                                         ---------          --------

         Current assets                  $271,156           $170,285
         Non-current assets                43,765             16,069
         Current liabilities              196,746            106,617
         Non-current liabilities            6,880              3,095
         Net sales                        811,915            518,422
         Gross profit                     109,841             69,642
         Net income                        22,896             16,248

                                                                     (Continued)
                                       47

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         In August 1994, the Company invested 600 million Japanese Yen (approximately $6,000) into a newly-formed company, TALK, in exchange for 12,000 shares of TALK, representing a 33% ownership interest. Five million dollars of this investment was financed by a non-recourse note with a third party lender, which provides for the repayment of the note either in cash or by surrendering 10,000 shares in TALK. The Company accounts for its investment in TALK under the equity method of accounting. The Company discontinued recording its share of TALK's losses beyond $1,000, which amount represented the Company's net investment in TALK. Following discussions with the Securities and Exchange Commission, the Company determined to change the manner in which it applied the equity method of accounting for the fiscal year ended November 30, 1995. As a result, the net loss for 1995 has increased from $9,256 to $11,883 or from $1.02 to $1.31 primary net loss per common share. There was no impact of this restatement on the 1996 consolidated statement of income (loss) as the Company's share of TALK's 1996 losses were not material. The 1996 balance sheet reflects the aforementioned decrease in the carrying value of the Company's equity investments and retained earnings.

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


                                                                     (Continued)
                                       48

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         On March 19, 1996, Audiovox Holdings purchased a 30% interest in a newly-formed company, Posse, for approximately $12.

         The Company received the following management fees and related income from its equity investments:

                                                       November 30,
                                             1996        1995        1994

         Pacific                             $   22      $  186       $  435
         Protector                                -           -        1,108
         G.L.M.                                 100          14            -
         Quintex West                            18
         Posse                                   46           -            -
                                             ------      ------       ------
                                             $  186      $  200       $1,543
                                             ======      ======       ======

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

         Included in accounts receivable at November 30, 1996 and November 30, 1995 are trade receivables due from its equity investments aggregating $2,576 and $4,182 and management fee receivables of $50 and $14, respectively. Receivable from vendor is interest bearing and represents claims on late deliveries, product modifications, and price protection from TALK as well as prepayments on product shipments. Interest is payable in monthly installments at rates which range from 6.5% to 8%. Amounts representing claims of $1,012 are due in April and May 1997, and amounts representing prepayments of $3,553 were repaid via receipt of product shipments in December 1997. At November 30, 1996 and 1995, other long-term assets include equity investment advances outstanding and management fee receivables of $2,137 and $1,289, respectively. At November 30, 1996 and 1995, included in accounts payable and other accrued expenses were obligations to equity investments aggregating $3,773 and $240, respectively. Documentary acceptance obligations were outstanding from TALK at November 30, 1996 (Note 9).


         During 1996, the Company recorded interest income from TALK relating to the receivable from vendor, reimbursement of


                                                                     (Continued)
                                       49

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         interest expense incurred under the subordinated loan (Note 10), and other short-term loans made to TALK during 1996 at market interest rates. For the years ended November 30, 1996, 1995, and 1994, interest income earned on equity investment notes and other receivables approximated $725, $573, and $25, respectively. Interest expense on equity investment documentary acceptances approximated $198 in 1996.


(9)      Financing Arrangements

         (a)      Bank Obligations

                  During 1993, the Company had established a revolving credit agreement with several financial institutions which was first amended on March 15, 1994. On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the Credit Agreement) which superseded the first amendment in its entirety. During 1996, the Credit Agreement was amended six times providing for various changes to the terms. The terms as of November 30, 1996 are summarized below.

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



                                                                     (Continued)
                                       50

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Outstanding obligations under the Credit Agreement at November 30, 1996 and 1995 were as follows:

                                                              November 30,
                                                             1996       1995

                           Bankers' Acceptances                   -    $16,000
                           Revolving Credit Notes           $11,700      3,000
                           Eurodollar Notes                  20,000     30,000
                                                            -------    -------
                                                            $31,700    $49,000
                                                            =======    =======

                  For the year ended November 30, 1995 through and including February 8, 1996, interest on revolving credit notes were .25% above the prime rate, which was 8.75% at November 30, 1995. For the same period, interest on Eurodollar Notes were 2% above the Libor rate which was approximately 5.1% at November 30, 1995 and interest on bankers' acceptances were 2% above the bankers' acceptance rate which was approximately 6.25% at November 30, 1995. Pursuant to an amendment on February 9, 1996, the interest rates were increased to the following: revolving credit notes at .50% above the prime rate, which was approximately 8.25% at November 30, 1996 and Eurodollar Notes at 2.75% above the Libor rate which was approximately 5.5% at November 30, 1996. Interest on bankers' acceptances remained at 2% above the bankers' acceptance rate which was approximately 5.75% at November 30, 1996.

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

                  The Company also has a revolving credit facility with a local Malaysian bank (Malaysian Credit Agreement) to finance additional working capital needs. As of November 30, 1996 and 1995, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $9,320 and $2,200, respectively. The credit facility is partially secured by two standby

                                                                     (Continued)
                                       51

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  letters of credit totaling $5,320, issued under the Credit Agreement by the Company and is payable upon demand or upon expiration of the standby letters of credit on August 31, 1997. The obligations of the Company under the Malaysian Credit Agreement are secured by the property and building owned by Audiovox Malaysia. Outstanding obligations under the Malaysian Credit Agreement at November 30, 1996 and 1995 were approximately $4,024 and $761, respectively. Interest on the credit facility ranges between 1.0% and 1.5% above the Malaysian base lending rate which was 9.2% and 8.7% at November 30, 1996 and 1995, respectively.

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

         (b)      Documentary Acceptances

                  During 1996, the Company had various unsecured documentary acceptance lines of credit available with suppliers to finance inventory purchases. The Company does not have written agreements specifying the terms and amounts available under the lines of credit. At November 30, 1996, $3,501 of documentary acceptances were outstanding of which all was due to TALK.

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



                                                                     (Continued)
                                       52

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(10)     Long-Term Debt

         A summary of long-term debt follows:
                                                        November 30,
                                                       1996      1995

         Convertible subordinated debentures:
             6 1/4%, due 2001, convertible at
             $17.70 per share                        $23,748    $ 65,000
         Convertible debentures:
             Series AA, 10.8%, due 1996,
              convertible at $5.34 per share               -          77
             Series BB, 11.0%, due 1996,
              convertible at $5.34 per share               -       5,385
         Subordinated note payable                     4,417       4,938
         Secured term loan                                 -         664
         Capital lease obligations                         -         158
                                                     -------     -------
                                                      28,165      76,222
         Less current installments                         -       5,688
                                                     -------     -------
                                                     $28,165     $70,534
                                                     =======     =======

         On March 15, 1994, the Company completed the sale of $65,000, 6 1/4% convertible subordinated debentures (Subordinated Debentures) due 2001 and entered into an Indenture Agreement. The Subordinated Debentures are convertible into shares of the Company's Class A Common Stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances. The Indenture Agreement contains various covenants. The bonds are subject to redemption by the Company in whole, or in part, at any time after March 15, 1997, at certain specified amounts. On May 9, 1995, the Company issued warrants to certain beneficial holders of these Subordinated Debentures (Note 13(d)).

         On November 25, 1996, the Company completed an exchange of $41,252 of its $65,000 Subordinated Debentures for 6,806,580 shares of Class A Common Stock (Exchange). As a result of the Exchange, a charge of $26,318 was recorded. The charge to earnings represents (i) the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature plus (ii) a write-off of the debt issuance costs associated with the Subordinated Debentures (Note 1(h)) plus (iii) expenses associated with the Exchange offer. The Exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $2,888 was

                                                                     (Continued)
                                       53

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         recorded. An increase to paid in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $63,564.

         During January 1997, the Company completed additional exchanges of $21,479 of it $65,000 Subordinated Debentures for 2,860,925 shares of Class A Common Stock (Additional Exchanges). As a result of the Additional Exchanges, similar to that of the Exchange described earlier, a charge of $10,035, tax expense of $1,725 and an increase to paid in capital of $31,335, will be reflected in the first quarter of the Company's 1997 fiscal year. As a result of the Exchange and Additional Exchanges, the remaining Subordinated Debentures are $2,269.

         On March 8, 1994, the Company entered into a Debenture Exchange Agreement and exchanged certain debentures for Series AA and Series BB Convertible Debentures (Debentures). The Debentures were convertible at any time at $5.34 per share, which is subject to adjustment in certain circumstances, and were secured by a standby letter of credit (Note 16(a)). Although the Debenture Exchange Agreement provides for optional prepayments under certain circumstances, such prepayments are restricted by the Credit Agreement (Note 9). On February 9, 1996, the holders of $1,100 of the Series BB Convertible Debentures exercised their right to convert into 206,046 shares of Class A Common Stock. The remaining balance of the Debentures were repaid during 1996; thereby extinguishing the remaining conversion features of these Debentures.

         On October 20, 1994, the Company issued a note payable for 500,000 Japanese Yen (approximately $4,417 and $4,938 on November 30, 1996 and 1995, respectively) to finance its investment in TALK (Note 8). The note is scheduled to be repaid on October 20, 2004 and bears interest at 4.1%. The note can be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender. The lender has an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value of the note at any time after October 20, 1995. This note and the investment in TALK are both denominated in Japanese Yen, and, as such, the foreign currency translation adjustments are accounted for as a hedge. Any foreign currency translation adjustment resulting from the note will be recorded in stockholders'

                                                                     (Continued)
                                       54

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         equity to the extent that the adjustment is less than or equal to the adjustment from the translation of the investment in TALK. Any portion of the adjustment from the translation of the note that exceeds the adjustment from the translation of the investment in TALK is a transaction gain or loss that will be included in earnings.

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

         Maturities on long-term debt for the next five fiscal years are as follows:

                     1997                    $     -
                     1998                          -
                     1999                          -
                     2000                          -
                     2001                     23,748
                                              ======

(11)     Income Taxes

         As discussed in Note 1(p), the Company adopted Statement 109 as of December 1, 1993. The cumulative effect of this change in accounting for income taxes of $178, or $.02 per share, is determined as of December 1, 1993 and is reported separately as a reduction to the consolidated statement of income (loss) for the year ended November 30, 1994.

         The components of income (loss) before the provision for (recovery of) income taxes and cumulative effect are as follows:

                                                     November 30,
                                             1996         1995         1994
                                           ---------    ---------    --------


               Domestic Operations         $(21,899)    $(12,424)    $47,032
               Foreign Operations             1,264       (2,262)       (498)
                                           ---------    ---------    --------
                                           $(20,635)    $(14,686)    $46,534
                                           =========    =========    =======




                                                                     (Continued)
                                       55

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         Total income tax expense (recovery) was allocated as follows:

                                                           November 30,
                                                         1996        1995
               Income (loss) from continuing
                  operations                           $  5,834     $(2,803)
               Stockholders' equity
                  Unrealized holding gain on
                     investment securities
                     recognized for financial
                     reporting purposes                 (13,143)     19,441
                                                       ---------    -------
                          Total income tax expense
                            (recovery)                 $ (7,309)    $16,638
                                                       =========    =======

         The provision for (recovery of) income taxes attributable to income from continuing operations is comprised of:

                           Federal      Foreign     State        Total
                           --------     -------     -------     -------
         1994:
           Current         $12,042      $  68       $2,078      $14,188
           Deferred          5,365          -          775        6,140
                           --------     ------      -------     -------
                           $17,407      $  68       $2,853      $20,328
                           ========     ======      =======     =======

         1995:
           Current         $ 1,455      $ 570       $  330      $ 2,355
           Deferred         (4,189)         -         (969)      (5,158)
                           --------     ------      -------     --------
                           $(2,734)     $ 570       $ (639)     $(2,803)
                           ========     ======      =======     ========

         1996:
           Current         $ 3,711      $ 802       $  853      $ 5,366
           Deferred            330          -          138          468
                           --------     ------      -------     -------
                           $ 4,041      $ 802       $  991      $ 5,834
                           ========     ======      =======     =======



                                                                     (Continued)
                                       56

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         A reconciliation of the provision for (recovery of) income taxes attributable to income (loss) from continuing operations computed at the Federal statutory rate to the reported provision for income taxes attributable to income (loss) from continuing operations is as follows:

                                                                      November 30,
                                               1996                       1995                     1994
                                        --------------------     ---------------------      -----------------
Tax provision (recovery) at

  Federal statutory rates               $(7,222)    (35.0)%       $(5,140)     (35.0)%      $16,287     35.0%
Expense relating to exchange

  of subordinated debentures             11,421      55.3               -          -              -        -
Undistributed earnings (loss)

   from equity investments                  128       0.6           1,330        9.1          1,558      3.4
State income taxes, net of
  Federal benefit                           275       1.3            (415)      (2.8)         1,854      4.0
Increase in beginning-of-the-

  year balance of the valuation
  allowance for deferred tax

  assets                                  1,270       6.2             644        4.3            306      0.7
Foreign tax rate differential                30       0.1             (34)      (0.2)            (7)    (0.1)
Expense relating to the
  issuance of warrants                        -         -           1,022        6.9              -        -
Other, net                                  (68)     (0.2)           (210)      (1.4)           330      0.7
                                        --------    -------       --------     -------      --------    ----
                                        $ 5,834      28.3 %       $(2,803)     (19.1)%      $20,328     43.7%
                                        ========    =======       ========     =======      ========    =====


         The significant components of deferred income tax expense (recovery) for the years ended November 30, 1996 and 1995 are as follows:

                                                             November 30,
                                                          1996        1995

         Deferred tax expense (recovery)
             (exclusive of the effect of other
             components listed below)                    $ (802)    $(5,802)
         Increase in beginning-of-the-year
             balance of the valuation
             allowance for deferred tax assets            1,270         644
                                                         -------    -------

                                                         $  468     $(5,158)
                                                         =======    ========



                                                                     (Continued)
                                       57

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

                                                                    November 30,
                                                                  1996        1995
         Deferred tax assets:
             Accounts receivable, principally due
                to allowance for doubtful accounts
                and cellular deactivations                      $ 1,593     $  1,601
             Inventory, principally due to
                additional costs capitalized for
                tax purposes pursuant to the Tax
                Reform Act of 1986                                  306          455
             Inventory, principally due to
                valuation reserve                                   930        1,373
             Accrual for future warranty costs                      978          790
             Plant, equipment, and certain
                intangibles, principally due to
                depreciation and amortization                       714          588
             Net operating loss carryforwards,
                state and foreign                                 2,458        1,689
             Accrued liabilities not currently
                deductible                                          491          359
             Other                                                  664          477
                                                               ---------    --------
                 Total gross deferred tax assets                  8,134        7,332
             Less:  valuation allowance                          (2,893)      (1,623)
                                                               ---------    ---------
                 Net deferred tax assets                          5,241        5,709
                                                               ---------    --------

         Deferred tax liabilities:
             Equity investments, principally due
                to undistributed earnings                       (10,548)     (23,690)
                                                               ---------    ---------
                 Total gross deferred tax
                    liabilities                                 (10,548)     (23,690)
                                                               ---------    ---------
                 Net deferred tax liability                    $ (5,307)    $(17,981)
                                                               =========    =========

         The net change in the total valuation allowance for the year ended November 30, 1996 was an increase of $1,270. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries as well as other deferred tax assets in foreign countries. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for extraordinary items, management believes it is likely that

                                                                     (Continued)
                                       58

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         the Company will realize the benefit of the net deferred tax assets existing at November 30, 1996. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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



                                                                     (Continued)
                                       59

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(12)     Capital Structure

         The Company's capital structure is as follows:

                                                                                                  Voting
                                                                                                  Rights
               Par                                                        Shares Issued            Per         Liquidation
Security      Value               Shares Authorized                       and Outstanding         Share          Rights
                                     November 30,                           November 30,
                                1996               1995              1996              1995
                             -----------       -----------        ----------        ----------

Class A        $ 0.01        30,000,000         30,000,000        14,040,414         6,777,788       One       Ratably with
Common                                                                                                         Class B
Stock

Class B          0.01        10,000,000         10,000,000         2,260,954         2,260,954       Ten       Ratably with
Common                                                                                                         Class A
Stock

Preferred
Stock           50.00            50,000             50,000            50,000            50,000         -       $50 per share

Series
Preferred
Stock            0.01         1,500,000          1,500,000                 -                 -         -                -
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


                                                                     (Continued)
                                       60

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                  In May 1994, the stockholders approved the 1994 Stock Option Plan which authorizes the granting of incentive stock options to key employees and non-qualified stock options to employees and/or directors of the Company. The incentive stock options may be granted at a price not less than 110% of the market value of the Company's

                                                                     (Continued)
                                       61

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  common stock on the date of grant and must be exercisable no later than ten years after the date of grant. The exercise price of non-qualified stock options may not be less than 50% of market value of the Company's Class A Common Stock on the date of grant.

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

                  Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. Compensation expense for the years ended November 30, 1996 and 1995 was $97 and $113, respectively.

                  The Company will adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", on December 1, 1996.



                                                                     (Continued)
                                       62

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Information regarding the Company's stock option plans is summarized below:

                                             1994           1993           1987
                                             Stock          Stock         Stock
                                             Option         Option        Option
                                              Plan          Plan           Plan
                                            --------        --------      -------
         Shares under option:
             Outstanding at
                December 1, 1992                  -               -       157,500
                   Granted                        -               -             -
                   Exercised                      -               -       (16,000)
                   Canceled                       -               -             -
                                            --------        --------      -------
             Outstanding at
                November 30, 1993                 -               -       141,500
                   Granted                        -         188,500             -
                   Exercised                      -               -       (15,500)
                   Canceled                       -            (500)       (1,000)
                                            --------        --------      --------
             Outstanding at
               November 30, 1994                  -         188,000       125,000
                   Granted                  279,000               -             -
                   Exercised                      -               -             -
                   Canceled                       -         (12,750)      (21,000)
                                            --------        --------      --------
         Outstanding at
               November 30, 1995            279,000         175,250       104,000
                   Granted                        -               -             -
                   Exercised                      -               -             -
                   Canceled                  (3,500)         (5,000)       (1,000)
                                            --------        --------      --------
         Outstanding at
               November 30, 1996            275,500         170,250       103,000
                                            ========        ========      =======

             Options exercisable,
                November 30, 1996                 -          89,750       103,000
                                            ========        ========      =======

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


                                                                     (Continued)
                                       63

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

                  Compensation expense is recorded with respect to the grants based upon the quoted market value of the shares on the date of grant for the performance accelerated

                                                                     (Continued)
                                       64

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  shares and on the balance sheet date for the performance restricted shares. Total restricted stock outstanding at
                  November   30,   1996  and  1995  was   79,500   and   80,800,
                  respectively. Compensation expense for these grants for the years ended November 30, 1996 and 1995 were $200 and $127, respectively.

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

                                                                     (Continued)
                                       65

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, each convertible into one share of Class A Common Stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders as of June 3, 1994, of approximately $57,600 of the Company's Subordinated Debentures in exchange for a release of any claims such holders may have against the Company, its agents, directors and employees in connection with their investment in the Subordinated Debentures. As a result, the Company incurred a warrant expense of $2,900 and recorded a corresponding increase to paid in capital. The warrants are not exercisable after March 15, 2001, unless sooner terminated under certain circumstances. Subsequent to November 30, 1995, the Company has filed a registration statement for the warrants and the underlying common stock pursuant to a registration rights agreement dated as of May 9, 1995, between the Company and the holders of the warrants. John J. Shalam, Chief Executive Officer of the Company, has granted the Company an option to purchase 1,668,875 shares of Class A Common Stock from his personal holdings. The exercise price of this option is $7 1/8, plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam.

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


                                                                     (Continued)
                                       66

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(15)     Lease Obligations

         At November 30, 1996, the Company was obligated under non-cancelable leases for equipment and warehouse facilities for minimum annual rental payments as follows:

                                                     Operating
                                                       Leases

                  1997                                   $1,673
                  1998                                      977
                  1999                                      511
                  2000                                      287
                  2001 and thereafter                       123
                                                         ------
                  Total                                  $3,571
                                                         ======

         Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,292, $4,080 and $3,107 for the years ended November 30, 1996, 1995 and 1994, respectively.

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

(16)     Financial Instruments

         (a)      Off-Balance Sheet Risk

                  Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox Malaysia (Note 9) and its Debentures (Note 10). The Company had open commercial letters of credit of approximately $23,785 and $22,000, of which $17,400 and $10,800 were accrued for as of November 30, 1996 and 1995, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counterparties

                                                                     (Continued)
                                       67

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

                  The Company is a party to a joint and several guarantee on behalf of G.L.M. up to the amount of $200. There is no market for this guarantee and it was issued without explicit cost. Therefore, it is not practicable to establish its fair value.

                  At November 30, 1996, the Company has a $5,451 forward exchange contract outstanding relating to foreign currency denominated accounts receivable. The forward exchange contract requires the Company to exchange Spanish Pesetas for U.S. Dollars at maturity, at rates agreed to at the inception of the contract. If the counterpart to the forward exchange contract does not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. There were no open foreign exchange contracts at November 30, 1995.

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

                                                                     (Continued)
                                       68

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                  Long-Term Debt Including Current Installments

                  The carrying amount of bank debt under the Company's revolving Credit Agreement and Malaysian Credit Agreement approximates fair value because of the short

                                                                     (Continued)
                                       69

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  maturity of the related obligations. With respect to the Subordinated Debentures, fair values are based on published statistical data. The Debentures were valued at the closing market price of the Company's Class A Common Stock for the number of shares convertible at November 30, 1996 and 1995. Management believes that the carrying value of the secured term loan approximates fair value because it bears interest at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. Other long-term borrowings are valued by the present value of future cash flows at current market interest rates.

                  Forward Exchange Contract

                  The fair value of the forward exchange contract is based upon exchange rates at November 30, 1996 as the contract is short term.

                  The   estimated   fair  value  of  the   Company's   financial
                  instruments are as follows:

                                            November 30, 1996           November 30, 1995
                                          --------------------        --------------------

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



                                                                     (Continued)
                                       70

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         In 1996, Toshiba America Consumer Products, Inc. (Toshiba) and the Company have been named as a defendant in a complaint seeking in excess of $16,000. The complaint contains several allegations, including anti-trust violations and tortious interference arising out of the termination of alleged distributorship arrangements with Toshiba. The Company was granted a motion to dismiss the complaint on August 12, 1996 subsequent to which the plaintiff has filed an appeal. The impact of the final resolution of this matter on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that there are meritorious defenses to the claims made in this complaint and that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position.

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

Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

                                      None

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

Information regarding this item is set forth under the captions "Election of Directors" of the Company's Proxy Statement to be dated March 27, 1997, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Proxy State ment) and is incorporated herein by reference. Information with regard to Executive Officers is set forth in Item 1 of this Form 10-K.

Item 11 - Executive Compensation

The information regarding this item is set forth under the caption "Executive Compensation" of the Proxy Statement and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and
           Management

         The information regarding this item is set forth under the caption "Beneficial Ownership of Common Stock" of the Proxy State ment and is incorporated herein by reference. The following is a table of "Beneficial Ownership of Common Stock and Voting Power". The Company knows of no arrangements which may result at a subsequent date in a change of control of the Company.

              BENEFICIAL OWNERSHIP OF COMMON STOCK AND VOTING POWER

                                                    Sole
                             Title of              Voting                               Combined
                               Class                 or                Percent          Voting or          Percent
Name and                     of Common           Investment              of             Investment            of
Address(1)                   Stock (2)             Power                Class            Power (5)          Class
----------                   ---------           ----------            -------          ----------         ------

John J. Shalam
    150 Marcus Blvd.          Class A              5,634,939(3)          30.0%             24,466,919          61.2%
    Hauppauge, NY             Class B              1,883,198             83.3%
Philip Christopher
    150 Marcus Blvd.          Class A                340,154(4)           2.0%              2,949,694           7.4%
    Hauppauge, NY             Class B                260,954             11.5%
All directors and
    officers as a
    group                     Class A              5,977,093             31.4%             27,418,613          68.8%
    (10 persons)              Class B              2,144,152             94.8%

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

                                     PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules,
           and Reports on Form 8-K

(a) (1)

The following financial statements are included in Item 8 of this Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and Subsidiaries as of November 30, 1996 and 1995.

Consolidated Statements of Income (Loss) of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1996, 1995 and
1994.

Consolidated Statements of Stockholders' Equity of Audiovox
Corporation and Subsidiaries for the Years Ended November 30,
1996, 1995 and 1994.

Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 1996, 1995 and 1994.

Independent Auditors' Report on Financial Statement Schedules

  SCHEDULE                                                 PAGE
  NUMBER       DESCRIPTION                                NUMBER

    II         Valuation and Qualifying                    80
               Accounts

           All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                          Independent Auditors' Report



The Board of Directors and Stockholders
   Audiovox Corporation:



Under the date of January 23, 1997, except for Paragraph 7 of Note 8 which is as of March 6, 1998, we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1996 and 1995, and the related consolidated state ments of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1996, which are included in the Company's 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the 1996 annual report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.


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



Jericho, New York

January 23, 1997, except for Paragraph 7 of Note 8 which is as of March 6, 1998

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

          3.2 By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-10726, filed May 4, 1987).

         10.1 Renewal, dated October 21, 1996, of Lease by and between Registrant and John J. Shalam dated October 22, 1986 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996 filed via EDGAR on February 28, 1997).

         10.2 Fourth Amendment, dated as of July 29, 1996, to the Second Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996 filed via EDGAR on February 28, 1997).

         10.3 Fifth Amendment, dated as of September 10, 1996, to the Second Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996 filed via EDGAR on February 28, 1997).

         EXHIBIT
         NUMBER            DESCRIPTION

         10.4 Sixth Amendment, dated as of November 27, 1996, to the Second Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1996 filed via EDGAR on February 28, 1997).

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

                                    AUDIOVOX CORPORATION



March 10, 1998                     BY:s/John J. Shalam
                                      John J. Shalam, President
                                      and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                       Date


s/John J. Shalam                    President;                  March 10, 1998
John J. Shalam                      Chief Executive Officer
                                    (Principal Executive
                                    Officer) and Director

s/Philip Christopher                Executive Vice President    March 10, 1998
Philip Christopher                  and Director


s/Charles M. Stoehr                 Senior Vice President,      March 10, 1998
Charles M. Stoehr                   Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer) and
                                    Director


s/Patrick M. Lavelle                Director                    March 10, 1998
Patrick M. Lavelle


s/Ann Boutcher                      Director                    March 10, 1998
Ann Boutcher


s/Gordon Tucker                     Director                    March 10, 1998
Gordon Tucker


s/Irving Halevy                     Director                    March 10, 1998
Irving Halevy


s/Richard Maddia                    Director                    March 10, 1998
Richard Maddia


s/Paul C. Kreuch, Jr.               Director                    March 10, 1998
Paul C. Kreuch, Jr.

                                                                     Schedule II
                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years Ended November 30, 1996, 1995 and 1994
                                 (In thousands)


Column A                        Column B           Column C                Column D       Column E
--------                        --------           --------                ----------     --------
                                                   Additions
                                Balance at     Charged to     Charged                     Balance
                                Beginning      Costs and      To Other                    At End
Description                     Of Year        Expenses       Accounts     Deductions     Of Year


1996
Allowance for doubtful
  accounts                       $ 2,707        $   430           -        $    22        $ 3,115
Cash discount allowances             165            149           -              -            314
Co-op advertising and
  volume rebate allow-
  ances                            3,225         17,629           -         13,877          6,977
Allowance for cellular
  deactivations                    1,725              -           -             59          1,666
Reserve for warranties
  and product repair costs         3,948          3,784           -          2,757          4,975
                                 -------        --------      -----        -------        -------
                                 $11,770        $21,992           -        $16,715        $17,047
                                 =======        ========      =====        =======        =======

1995
Allowance for doubtful
  accounts                       $ 1,623        $ 1,816           -        $   732        $ 2,707
Cash discount allowances             237              -           -             72            165
Co-op advertising and
  volume rebate allow-
  ances                            2,688          7,621           -          7,084          3,225
Allowance for cellular
  deactivations                    1,234            491           -              -          1,725
Reserve for warranties
  and product repair costs         3,207          3,834           -          3,093          3,948
                                 -------        --------      -----        -------        -------
                                 $ 8,989        $13,762           -        $10,981        $11,770
                                 =======        ========      =====        =======        =======

1994
Allowance for doubtful
  accounts                       $ 2,063        $   (21)                   $   419        $ 1,623
Cash discount allowances             302              -           -             65            237
Co-op advertising and
  volume rebate allow-
  ances                            1,429          5,898           -          4,639          2,688
Allowance for cellular
  deactivations                    1,739              -           -            505          1,234
Reserve for warranties
  and product repair costs         3,805          2,970           -          3,568          3,207
                                 -------        --------      -----        -------        -------
                                 $ 9,338        $ 8,847           -        $ 9,196        $ 8,989
                                 =======        ========      =====        =======        =======