Form 10-K
period 1997-11-30
AUDIOVOX CORP
filed 1998-03-11
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                   November 30, 1997
Commission file number                      1-9532

                              AUDIOVOX CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                    13-1964841
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

150 Marcus Blvd., Hauppauge, New York                11788
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code            (516) 231-7750
                                                              --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                     X

The aggregate market value of the voting stock held by non-affiliates of the registrant was $83,945,514 (based upon closing price on the American Stock Exchange, Inc. on February 18, 1998).

The number of shares outstanding of each of the registrant's classes of common stock, as of February 18, 1998 was:

Class                                                    Outstanding

Class A Common Stock $.01 par value                         17,253,533
Class B Common Stock $.01 par value                          2,260,954

                                     PART I

Item 1 - Business

General

     Audiovox Corporation, together with its operating subsidiaries (collectively, the Company), markets and supplies, under its own name or trade names, a diverse line of aftermarket products which include wireless products, both hand held portables and vehicle installed cellular telephones and accessories, automotive sound equipment and automotive accessories, which includes vehicle security systems, cruise controls, defoggers, remote start systems and vehicle tracking systems, all of which are designed primarily for installation in cars, trucks and vans after they have left the factory, and consumer electronic products.

     The Company's products are sold through a worldwide distribution network. Sales are made directly and indirectly through independent distributors to cellular telephone accounts, cellular service providers, regional Bell Operating Companies (BOCs), new car dealers, mass merchandisers, catalogue showrooms, original equipment manufacturers (OEMs), military Army and Air Force Exchange Systems (AAFES), autosound specialists and retailers. The Company sells to consumers from Company-owned retail sales and service locations which generally operate under the name "Quintex", and also receives activation commissions and residuals from certain cellular service providers.

     The Company's products may be broadly grouped into three major categories: wireless, which includes cellular telephone products, activation commissions and residual fees; automotive sound equipment; and automotive accessories. These categories represent different product lines rather than separate reporting segments. The Company's products are distributed by two separate marketing groups: Communications and Automotive.

     The Company was incorporated in Delaware on April 10, 1987, as successor to the business of Audiovox Corp., a New York corporation founded in 1960 (the predecessor company) by John J. Shalam, the Company's President, Chief Executive Officer and controlling stockholder. Unless the context otherwise requires, or as otherwise indicated, references herein to the "Company" include the Company and its wholly-owned and majority-owned operating subsidiaries.

Trademarks

     The Company markets products under several trademarks, including Audiovox(R), Custom SPS(R), Prestige(R), Pursuit(R), Minivox(TM), Minivox Lite(R), The Protector(TM) and Rampage(TM). The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products. Trademarks are registered for a period of ten years and such registration is renewable for subsequent ten-year periods.

Distribution and Marketing

Cellular and Non-Cellular Wholesale

     The Company markets products on a wholesale basis to a variety of customers through its direct sales force and independent sales representatives. During the fiscal year ended November 30, 1997, the Company sold its products to approximately 2,500 wholesale customers, including the BOCs, other cellular carriers and their respective agents, mass merchandise chain stores, specialty installers, distributors, car dealers, OEMs and AAFES.

     The Company's five largest wholesale customers (excluding joint ventures), who, in the aggregate, accounted for 30.6% of the Company's net sales for the fiscal year ended November 30, 1997, are AirTouch Cellular, Bell Atlantic Mobile Systems, US Cellular, C.R.M. Movicom and Vanguard Cellular. In addition, the Company also sells its non-cellular products to mass merchants such as Walmart Stores, Inc. and OEMs such as Chrysler of Canada, Proton Corporation Sdn. Bhd. of Malaysia, General Motors and Chrysler of Venezuela, General Motors Corporation and BMW of North America.

     The Company uses several techniques to promote its products to wholesale customers, including trade and consumer advertising, attendance at trade shows and direct personal contact by Company sales representatives. In addition, the Company typically assists cellular carriers in the conduct of their marketing campaigns including the scripting of telemarketing presentations, funds cooperative advertising campaigns, develops and prints custom sales literature and conducts in-house training programs for cellular carriers and their agents.

     The Company believes that the use of such techniques, along with the provision of warranty services and other support programs, enhances its strategy of providing value-added marketing and, thus, permits the Company to increase Audiovox(R) brand awareness among wholesale customers while, at the same time, promoting sales of the Company's products to end users.

     The Company's wholesale policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Norfolk, Virginia, Sparks, Nevada and Canada and from leased facilities located in Hauppauge, New York and Los Angeles, California.

Retail

     As of November 30, 1997, the Company operated approximately 26 retail outlets and licensed its trade name to 6 additional retail outlets in selected markets in the United States through which it markets cellular telephones and related products to retail customers under the names Audiovox(R), American Radio(R) and Quintex(R). In addition to Audiovox products, these outlets sell competitive products such as Motorola and Nokia.

     The Company's retail outlets typically generate revenue from three sources:
(i) sale of cellular telephones and related products, (ii) activation commissions paid to the Company by cellular telephone carriers when a customer initially subscribes for cellular service and (iii) monthly residual fees. The amount of the activation commissions paid by a cellular telephone carrier is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual payment is based upon a percentage of the customer's usage and is calculated based on the amount of the cellular phone billings generated by the base of the customers activated by the Company on a particular cellular carrier's system. Under the Company's six licensee relationships, the licensee receives the majority of the activation commissions, and the Company retains the majority of the residual fees. The Company's agreements with cellular carriers provide for a reduction in, or elimination of, activation commissions in certain circumstances if a cellular subscriber activated by the Company deactivates service within a specified period. The Company records an allowance to provide for the estimated liability for return of activation commissions associated with such deactivations. As a practical matter, the profitability of the Company's retail operations is dependent on the Company maintaining agency agreements with cellular carriers under which it receives activation commissions and residual fees.

     The Company's relationships with the cellular carriers are governed by contracts that, in the aggregate, are material to the continued generation of revenue and profit for the Company. Pursuant to applicable contracts with cellular carriers, each of the Company's retail outlets functions as a non-exclusive agent engaged to solicit and sell cellular telephone service in certain geographic areas and, while such contract is in effect and for a specified period thereafter (which typically ranges from three months to one year), may not act as a representative or agent for any other carrier or reseller in those areas or solicit cellular or wireless communication network services of the kind provided by the cellular carrier in the areas where the Company acts as an agent. The Company's retail operation is free, at any time after the restricted period, to pursue an agreement with another carrier who services a particular geographic area. At present, each geographic area is serviced by several cellular carriers.

     As of November 30, 1997, the Company was an agent for the following carriers in selected areas: Bell Atlantic Mobile Systems, Inc., BellSouth Mobility, Inc. and GTE Mobilnet of the Southeast, Inc. Dependant upon the terms of the specific carrier contracts, which typically range in duration from one year to five years, the Company's retail operation may receive a one-time activation commission and periodic residual fees. These carrier contracts provide the carrier with the right to unilaterally restructure or revise activation commissions and residual fees payable to the Company, and certain carriers have exercised such right from time-to-time. Dependent upon the terms of the specific carrier contract, either party may terminate the agreement, with cause, upon prior notice. Typically, the Company's right to be paid residual fees ceases upon termination of an agency relationship.

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

     As of November 30, 1997, the Company had a 30.8% ownership interest in TALK Corporation (TALK) which holds world-wide distribution rights for product manufactured by Shintom Co., Ltd. (Shintom). These products include cellular telephones, video recorders and players and automotive sound products. TALK has granted Audiovox exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand, and several mid-eastern countries. The Company's 72%-owned subsidiary, Audiovox Communications (Malaysia) Sdn. Bhd. (Audiovox Communications), had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. As of November 30, 1997, the Company had a 20% ownership interest in Bliss-Tel Company, Limited, which distributes cellular telephones and accessories in Thailand. Additionally, the Company had a 50% non-controlling ownership in five other companies: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments, Audiovox Specialized Applications, LLC (ASA), which acts as a distributor of televisions and other automotive sound, security and accessory products to specialized markets for recreational vehicles and van conversions, Audiovox Pacific Pty., Limited (Audiovox Pacific) which distributes cellular telephones and automotive sound and security products in Australia and New Zealand, G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business and Quintex Communications West, LLC, which is in the cellular telephone and communications business.

Customers

     The Company had one customer, AirTouch Cellular, that accounted for more than 10% of the Company's net sales for fiscal 1997. AirTouch Cellular accounted for 11.3% of the Company's net sales for fiscal 1997.

Suppliers

     The Company purchases its cellular and non-cellular products from manufacturers located in several Pacific Rim countries, including Japan, China, Korea, Taiwan and Singapore, Europe and the United States. In selecting its vendors, the Company considers quality, price, service, market conditions and reputation. The Company maintains buying offices or inspection offices in Taiwan, Korea and China to provide local supervision of supplier performance with regard to, among other things, price negotiation, delivery and quality control. The majority of the products sourced through these foreign buying offices are non-cellular.

     Since 1984, the principal supplier of the Company's wholesale cellular telephones has been Toshiba Corporation (Toshiba), accounting for approximately 32%, 28% and 44% of the total dollar amount of all product purchases by the Company, during the fiscal years ended November 30, 1997, 1996 and 1995, respectively. Toshiba continues to sell products to the Company as an original equipment customer. In order to expand its supply channels and diversify its cellular product line, the Company sources cellular equipment from other manufacturers including, but not limited to, TALK. Purchases from TALK accounted for approximately 29%, 26% and 20% of total inventory purchases for the years ended November 30, 1997, 1996 and 1995, respectively. Purchases of non-cellular products are made primarily from other overseas suppliers including Hyundai Electronics Inc. (Hyundai), Namsung Corporation (Namsung) and Nutek Corporation (Nutek). There are no agreements in effect that require manufacturers to supply product to the Company. The Company considers its relations with its suppliers to be good. In addition, the Company believes that alternative sources of supply are currently available.

Competition

     The Company's wholesale business is highly competitive in all of its product lines, each competing with a number of well-established companies that manufacture and sell products similar to those of the Company. Specifically, the cellular market place is driven by current selling prices, which also affects the carrying value of inventory on hand. Additionally, the Custom SPS line competes against factory-supplied radios. Service and price are the major competitive factors in all product lines. The Company believes that it is a leading supplier to the cellular market primarily as a result of the performance of its products and the service provided by its distribution network. The Company's retail business is also highly competitive on a product basis. In addition, since the Company acts as an agent for cellular service providers, these cellular service providers must also compete in their own highly competitive markets. The Company's retail performance is, therefore, also based on the cellular service providers' ability to compete.

Employees

     At November 30, 1997, the Company employed approximately 1,018 people.

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


Name                      Age     Current Position

John J. Shalam            64      President and Chief Executive Officer and
                                  Director
Philip Christopher        49      Executive Vice President and Director
Charles M. Stoehr         51      Senior Vice President and Chief Financial
                                  Office and Director
Patrick M. Lavelle        46      Senior Vice President and Director
Chris L. Johnson          46      Vice President, Secretary
Ann M. Boutcher           47      Vice President and Director
Richard Maddia            39      Vice President and Director

     John J. Shalam has served as President and Chief Executive Officer and as a director of the Company since 1960. Mr. Shalam also serves as president and is a director of most of the Company's operating subsidiaries.

     Philip Christopher, Executive Vice President of the Company, has been with the Company since 1970 and has held his current position since 1983. Prior thereto, he was Senior Vice President of the Company. Mr. Christopher also has been a director of the Company since 1973 and, in addition, serves as President of Audiovox Communications Corp. and is an officer and a director of most of the Company's operating subsidiaries.

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

Item 2 - Properties

     As of November 30, 1997, the Company leased a total of thirty-four operating facilities located in twelve states and two Canadian provinces. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, the Company utilizes approximately 117,000 square feet of public warehouse facilities. Management believes that it has sufficient, suitable operating facilities to meet the Company's requirements.

Item 3 - Legal Proceedings

     The Company is currently, and has in the past been, a party to routine litigation incidental to its business. The Company does not expect any pending litigation to have a material adverse effect on its consolidated financial position.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

Item 5 -     Market for the Registrant's Common Equity and
               Related Stockholder Matters
----------------------------------------------------------------------------

Summary of Stock Prices and Dividend Data

     Class A Common Shares of Audiovox are traded on the American Stock Exchange under the symbol VOX. No dividends have been paid on the Company's common stock. The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and Capital Resources of Management's Discussion and Analysis). There are approximately 6,300 beneficial holders of Class A Common Stock and 4 holders of Class B Common Stock.

Class A Common Stock


                                                                    Average
                                                                    Daily
                                                                    Trading
Fiscal Period                     High              Low             Volume
1997
   First Quarter                  $ 8 1/2      $     4   5/8          368,639
   Second Quarter                 7 7/8              4   15/16        171,733
   Third Quarter                  8 13/16            6   5/16         201,653
   Fourth Quarter                 10 3/4             7   5/16         131,779
1996
   First Quarter                $ 6 3/8                $ 43/4          15,924
   Second Quarter                 7 7/16             4   1/16          52,039
   Third Quarter                  6 5/16             4                 16,309
   Fourth Quarter                 6 3/4              4   5/8           95,817
1995
   First Quarter                  $ 8 1/2      $     6   3/8           25,300
   Second Quarter                       7            5   1/16          13,500
   Third Quarter                  7 3/8              4   7/16          30,100
   Fourth Quarter                 6 13/16            4   3/8           21,600

Item 6 - Selected Financial Data

Years ended November 30, 1997, 1996, 1995, 1994 and 1993


                               1997                    1996                1995                  1994                 1993
                           -------------          ------------         ------------        -------------          ------------
                                                     (Dollars in thousands, except per share data)

Net sales                 $ 639,082               $597,915             $500,740             $486,448              $389,038
Net income (loss)            21,022  (a )         (26,469) (b)         (11,883) (c)           26,028  (e)           12,224 (g)
Net income (loss)
   per common
   share, primary              1.09  (a )           (2.82) (b)           (1.31) (c)             2.86  (e)             1.35 (g)
Net income (loss)
   per common
   share, fully
   diluted                     1.05  (a)                 -                    -                 2.20  (e)             1.25 (g)
Total assets                289,827                265,545              308,428              239,098               169,671
Long-term obli
   gations, less
   current in
   stallments                38,996                 70,413              142,802              110,698  (f)           13,610 (h)
Stockholders'               187,892  (d)           131,499 (d)          114,595 (d)           92,034                65,793
   equity

(a) Includes a pre-tax charge of $12.7 million for costs associated with the exchange of $21.5 million of subordinated debentures into 2,860,925 shares of common stock in addition to tax expense on the exchange of $158,000. Additionally, includes a net gain of $23.2 million on sale of CellStar shares.
(b) Includes a pre-tax charge of $26.3 million for costs associated with the exchange of $41.3 million of subordinated debentures into 6,806,580 shares of common stock in addition to tax expense on the exchange of $2.9 million.
(c) Includes a pre-tax charge of $2.9 million associated with the issuance of warrants, a pre-tax charge of $11.8 million for inventory write-downs and the down-sizing of the retail operations and a pre-tax gain on the sale of an equity investment of $8.4 million.
(d) Includes a $12.2 million unrealized gain on marketable securities, net, a $773,000 unrealized gain on equity collar, net, and a $20.8 million increase as a result of the exchange of $21.5 million of subordinated debentures in 1997 and a $10.3 million unrealized gain on marketable securities, net, and a $34.4 million increase as a result of the exchange of $41.3 million of subordinated debentures in 1996 and a $31.7 million unrealized gain on marketable securities, net, for 1995.
(e) Includes a cumulative effect change of ($178,000) or ($0.02) per share, primary, and ($0.01) per share, fully diluted. Also includes a pre-tax gain on sale of an equity investment of $27.8 million and a gain on public offering of equity investment of $10.6 million.
(f) Long-term debt includes the addition of a $65 million bond offering in 1994.
(g) Includes an extraordinary item of $2.2 million or $0.24 per share, primary, and $0.22 per share, fully diluted.
(h) Long-term debt does not include $38.8 million of bank obligations which were classified as current.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share and per share data)

     The Company markets its products under its own brand as well as private labels to a large and diverse distribution network both domestically and internationally. The Company's products are distributed by two separate marketing groups: Communications and Automotive. The Communications group consists of Audiovox Communications Corp. (ACC) and the Quintex retail operations (Quintex), both of which are wholly-owned subsidiaries of the Company. The Communications group markets cellular telephone products and receives activation commissions and residual fees from its retail sales. The price at which the Company's retail outlets sell cellular telephones is often affected by the activation commission the Company will receive in connection with such sale. The activation commission paid by a cellular telephone carrier is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual payment is based upon a percentage of the customer's usage and is calculated based on the amount of the cellular phone billings generated by the base of customers activated by the Company on a particular cellular carrier's system. The Automotive group consists of Audiovox Automotive Electronics (AAE) and, through February 28, 1997, Heavy Duty Sound, which are divisions of the Company, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A., which are majority-owned subsidiaries. Products in the Automotive group include automotive sound and security equipment, car accessories, home and portable sound products and mobile video. The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. General expenses and other income items which are not readily allocable are not included in the results of the various marketing groups.

     This Report on Form 10-K contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Report, the words "anticipates," "expects," "may," "intend" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including, but not limited to, foreign currency risks, political instability, changes in foreign laws, regulations, and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

     The following table sets forth for the periods indicated certain statements of income (loss) data for the Company expressed as a percentage of net sales:


                                              Percentage of Net Sales
                                              Years Ended November 30,
                                              --------------------------------
                                               1997          1996       1995
                                               ----          ----       ----
Net sales:
     Product sales:
        Cellular wholesale                      61.1%        58.6%       52.3%
        Cellular retail                          1.0          1.3         2.8
        Sound                                   14.4         16.4        20.3
        Security and accessories                15.2         14.6        13.5
                                             --------      -------     ------
                                                91.7         90.9        88.9
Activation commissions                           4.9          5.5         7.7
     Residual fees                               0.7          0.8         1.0
     Other                                       2.7          2.8         2.4
                                            ---------     --------    -------
        Total net sales                        100.0        100.0       100.0
Cost of sales                                  (83.3)       (83.9)      (85.9)
                                              -------       ------      ------
Gross profit                                    16.7         16.1        14.1

Warehousing and assembly                        (1.9)        (1.8)       (2.0)
Selling                                         (6.0)        (6.7)       (6.9)
General and administrative expense              (5.8)        (5.4)       (7.2)
                                             --------      -------     -------
     Total operating expenses                  (13.7)       (13.9)      (16.1)
                                              -------       ------      ------
Operating income (loss)                          3.0          2.2        (2.0)

Interest expense                                (0.4)        (1.4)       (1.9)
Income of equity investments                     0.2          0.1           -
Management fees                                    -            -           -
Gain on sale of equity investment                5.9          0.2         1.7
Debt conversion expense                         (2.0)        (4.4)           -
Expenses related to issuance of warrants           -            -        (0.6)
Other income (expense)                             -         (0.1)       (0.2)
Income tax (expense) recovery                   (3.5)        (1.0)        0.6
                                             --------      -------    -------
Net income (loss)                               3.3 %        (4.4)%      (2.4)%
                                            =========      =======     =======


FISCAL 1997 COMPARED TO FISCAL 1996
CONSOLIDATED RESULTS

     Net sales were $639,082 for 1997, an increase of $41,167, or 6.9%, over the same period last year. The increase in net sales was accompanied by a corresponding increase in gross profit margins to 16.7% from 16.1% last year. Operating expenses increased to $87,067 from $83,313, a 4.5% increase. Operating income for 1997 was $19,695, an increase of $6,620, or 50.6%, compared to last year. During 1997, the Company sold 1,835,000 shares of its holdings of CellStar for a net gain of $23,232. Also during 1997, the Company exchanged $21,479 of its subordinated debentures for 2,860,925 shares of Class A Common Stock. Costs associated with this exchange were $12,844, including income taxes.

     The net sales and percentage of net sales by product line and marketing group for the fiscal years ended November 30, 1997, 1996 and 1995 are reflected in the following table. Certain reclassifications have been made to the data for periods prior to fiscal 1996 in order to conform to fiscal 1997 presentation.


                                                             Years Ended November 30,
                                   ------------------------------------------------------------------------------------------
                                              1997                          1996                           1995
                                      ------------------------        ----------------------         ----------------------
Net sales:
     Communications
        Cellular wholesale              $390,230         61.1%         $350,299         58.6%         $261,997         52.3%
        Cellular retail                    6,280           1.0            7,665           1.3           14,177           2.8
        Activation commissions            31,061           4.9           33,102           5.5           38,526           7.7
        Residual fees                      4,688           0.7            4,828           0.8            4,781           1.0
        Other                             12,141           1.9           12,785           2.1           11,293           2.3
                                      ----------    ----------       ----------    ----------       ----------       -------
           Total Communications          444,400          69.5          408,679          68.4          330,774          66.1
                                       ---------     ---------        ---------     ---------        ---------        ------
     Automotive
        Sound                             91,763          14.4           98,303          16.4          101,757          20.3
        Security and accessories          97,446          15.2           87,234          14.6           67,560          13.5
        Other                              4,701           0.7            2,879           0.5              649           0.1
                                     -----------    ----------      -----------    ----------     ------------       -------
           Total Automotive              193,910          30.3          188,416          31.5          169,966          33.9
     Other                                   772           0.1              820           0.1               -          -
                                    ------------    ----------     ------------    ----------   --------------      --------
           Total                        $639,082         100.0%        $597,915        100.0%         $500,740        100.0%
                                        ========        ======         ========        ======         ========        ======


COMMUNICATION RESULTS

     The Communications group is composed of ACC and Quintex, both wholly-owned subsidiaries of Audiovox Corporation. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line.

     Net sales were $444,400, an increase of $35,721, or 8.7%, over the same period last year. Unit sales of cellular telephones increased 892,000 units, or 43.2%, over 1996. Average unit selling prices decreased approximately 21.2% but were offset by a corresponding decrease of 22.9% in average unit cost. The number of new cellular subscriptions processed by Quintex decreased 9.1%, with a corresponding decrease in activation commissions of approximately $2,041. The average commission received by Quintex per activation, however, increased approximately 3.2% from last year. Unit gross profit margins increased to 11.1% from 9.0% last year, primarily due to increased unit sales and reduced unit costs. Operating expenses decreased to $49,582 from $50,710. As a percentage of net sales, operating expenses decreased to 11.2% during 1997 compared to 12.4% in 1996. Selling expenses decreased $3,203 from last year, primarily in advertising and divisional marketing, partially offset by increases in commissions and salesmen salaries. General and administrative expenses increased over

1996 by $572, primarily in office salaries and temporary personnel. Warehousing and assembly expenses increased over 1996 by $1,503, primarily in tooling and direct labor. Pre-tax income for 1997 was $11,582, an increase of $8,476 compared to last year.

     Though gross margins have improved over last year, management believes that the cellular industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future.

     The following table sets forth for the periods indicated certain statements of income data for the Communications group expressed as a percentage of net sales:

                                 COMMUNICATIONS



                                                       1997                          1996
                                                      ------                        -----
Net sales:
     Cellular product - wholesale                 $390,230     87.8%         $350,299     85.7%
     Cellular product - retail                       6,280       1.4            7,665      1.9
     Activation commissions                         31,061       7.0           33,102      8.1
     Residual fees                                   4,688       1.1            4,828      1.2
     Other                                         12,141        2.7           12,785      3.1
                                                ----------  --------         --------   -------
         Total net sales                           444,400     100.0          408,679    100.0
Gross profit                                        66,117      14.9           60,245     14.7
Total operating expenses                           49,582       11.2          50,710      12.4
                                                ----------  --------         --------    ------
Operating income                                    16,535       3.7            9,535      2.3
Other expense                                      (4,953)      (1.1)         (6,429)     (1.6)
                                                ----------  --------         --------    -------
Pre-tax income                                  $  11,582       2.6%         $ 3,106       0.8%
                                                ==========  ========         ========   ========


AUTOMOTIVE RESULTS

     Net sales increased approximately $5,494 compared to last year, an increase of 2.9%. Increases were experienced in security and accessories and were partially offset by a decrease in sound products. A majority of the increase was from the group's international operations, both from an increase in existing business and the formation of a new subsidiary in Venezuela. Automotive sound decreased 6.7% compared to last year, due to the transfer of the Heavy Duty Sound division to a new joint venture. Excluding sound sales from the Heavy Duty Sound division for fiscal 1997 and 1996, sound sales decreased 0.6%. Automotive security and accessories increased 11.7% compared to last year, primarily due to increased sales in Prestige Security, Protector Hardgoods and alarms and video, partially offset by decreases in net sales of AA security and cruise controls. Gross margins increased to 20.8% from 18.9% last year. This increase was experienced in the AV and Private Label sound lines and cruise control, Protector Hardgoods and AA security accessory lines, partially offset by decreases in Prestige Security. Operating expenses increased to $27,989 from $25,559. Selling expenses increased over last year by $1,151, primarily in our international operations, in commissions and advertising. General and administrative expenses increased over 1996 by $1,512, primarily from our international operations, in occupancy, office expenses and bad debt expense. Warehousing and assembly expenses decreased from 1996 by $233, primarily from the transfer of Heavy Duty Sound business to the new joint venture. Pre-tax income for 1997 was $8,002, an increase of $2,303 compared to last year. Without the transfer of the Heavy Duty Sound business, pre-tax income increased $2,796 compared to 1996.

     The Company believes that the Automotive group has an expanding market with a certain level of volatility related to both domestic and international new car sales. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

     The following table sets forth for the periods indicated certain statements of income data for the Automotive group expressed as a percentage of net sales:

                                                    AUTOMOTIVE



                                               1997                 1996
                                              ------                -----
Net sales:
     Sound                                $91,763    47.3%        $98,303      52.2%
     Security and accessories              97,446    50.3          87,234      46.3
     Other                                 4,701      2.4           2,879       1.5
                                        ---------   -------      ----------  -------
        Total net sales                   193,910   100.0         188,416     100.0
Gross profit                               40,326    20.8          35,622      18.9
Total operating expenses                  27,989     14.4          25,559      13.6
                                        ---------  -------       ---------   ------
Operating income                           12,337     6.4          10,063       5.3
Other expense                             (4,335)    (2.2)         (4,364)     (2.3)
                                        ---------   -------      ---------   -------
Pre-tax income                          $  8,002      4.1%       $  5,699       3.0%
                                        =========   =======      =========   ========


OTHER INCOME AND EXPENSE

     Interest expense and bank charges decreased by $5,938 for 1997 compared to 1996. This was due to reduced interest bearing debt and the decrease in interest bearing subordinated debentures which were exchanged for shares of common stock.

     Management fees and equity in income from joint venture investments increased by approximately $651 for 1997 compared to 1996 as detailed in the following table:


                                              1997                                                 1996
                        -------------------------------------------------     -----------------------------------------------
                                               Equity                                                Equity
                            Management         Income                             Management         Income
                               Fees            (Loss)          Total                 Fees            (Loss)         Total
ASA                                  -        $1,857          $1,857                       -             -            -
ASMC                                 -             -               -                       -        $  948  $       948
G.L.M.                         $    12             -              12                $    100             -          100
Pacific                              -         (685)           (685)                      22         (334)         (312)
Quintex West                         -            -               -                       18            -            18
Posse                               97          187             284                       46           17            63
                               -------     ---------      ----------                --------       -------    ---------

                                $  109       $1,359          $1,468                 $    186       $  631     $     817
                                ======       =======         =======                ========       =======    =========

     Audiovox Pacific has experienced an overall decline in gross margins, as the cellular market in Australia has experienced the same competitive factors as those in the United States.

     During January 1997, the Company completed an exchange of $21,479 of its subordinated debentures for 2,860,925 shares of Class A Common Stock (Exchange). As a result of the Exchange, a charge of $12,686 was recorded. The charge to earnings represents (i) the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature plus (ii) a write-off of the debt issuance costs associated with the subordinated debentures plus (iii) expenses associated with the Exchange offer. The Exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $158 was recorded. An increase in paid in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $33,592.

     During 1997, the Company sold a total of 1,835,000 shares of CellStar for net proceeds of $45,937 and a net gain of $23,232.

PROVISION FOR INCOME TAXES

     Income taxes are provided for at a blended federal and state rate of 41% for profits from normal business operations. During 1997, the Company had several non-operating events which had tax provisions calculated at specific rates, determined by the nature of the transaction. The tax treatment for the debt conversion expense of $12,686, which lowered income before provision for income taxes, did not reduce taxable income as it is a non-deductible item. Instead of recording a tax recovery of $5,201, which would lower the provision for income taxes, the Company actually recorded a tax expense of $158. This and other various tax treatments resulted in an effective tax rate of 51.6% for 1997.

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

     Gross margins increased to 16.1% in fiscal 1996 from 14.1% in fiscal 1995. The 1995 gross margin included a $9,300 charge for inventory written down to market at August 31, 1995. Cellular gross margins were 13.2% compared to 9.8% in 1995. Despite a 23.7% decrease in average unit selling prices, the average gross margin per unit increased 25.3%. The number of new subscriber activations decreased 21.4% but was partially offset by a 9.3% increase in average activation commissions earned by the Company. Residuals increased 1.0% compared to 1995. The Company believes that the cellular market will continue to be a highly-competitive and price-sensitive environment. Increased price competition related to the Company's product could result in downward pressure on the Company's gross margins if the Company is unable to obtain competitively priced product from its suppliers or result in adjustments to the carrying value of the Company's inventory.

     Automotive sound margins were 19.9%, up from 17.5% in 1995. Most product lines in the category experienced an increase and there was a marked increase in the gross margin on international sales. Automotive accessory margins decreased from 27.9% in 1995 to 24.5% in 1996. This decrease was primarily in the Prestige and cruise control lines.

     Total operating expenses increased approximately $2,837, or 3.5%, compared to 1995. As a percentage to sales, total operating expenses decreased to 13.9% during 1996 compared to 16.1% for 1995. Selling expenses increased approximately $5,544, or 16.1%, compared to 1995. Divisional marketing and advertising increased approximately $8,256 compared to 1995 in addition to travel and related expenses. These increases were partially offset by decreases in salesmen's commissions, salesmen's salaries, payroll taxes and employee benefits. General and administrative expenses decreased approximately $3,708 during 1996. The decreases were in occupancy costs, telephone and overseas buying office expenses and were partially offset by increases in office salaries, travel, payroll taxes, employee benefits and professional fees. Warehousing, assembly and repair expenses increased approximately $1,001 compared to1995, predominately in warehousing expenses and direct labor.

     Management fees and related income and equity in income from joint venture investments increased by approximately $463 for 1996 compared to 1995 as detailed in the following table:


                                             1996                                                  1995
                      --------------------------------------------------     -------------------------------------------------
                                                 Equity                                         Equity
                            Management           Income                           Management    Income
                               Fees              (Loss)     Total                Fees           (Loss)        Total
CellStar                              -               -           -                    -        $ 2,151      $ 2,151
ASMC                                  -          $  948  $     948                     -            819          819
G.L.M.                         $    100               -         100              $    14              -           14
Pacific                              22            (334)       (312)                 186             21          207
TALK                                  -               -           -                    -        (2,837)       (2,837)
Quintex West                         18               -          18                    -              -            -
Posse                                46              17          63                    -             -             -
                               --------         -------    --------              -------      ---------    ---------
                               $    186         $  631     $     817              $  200      $    154      $   354
                               ========         =======    =========              ======      =========     =======

     This increase was primarily due to non-recurring costs recorded by TALK during 1995, their first full year of operations. This was offset by the Company owning less than 20% of CellStar for the entire fiscal year and, therefore, not accounting for the investment on the equity method. During 1995, the Company owned more than 20% of CellStar until the third quarter and, therefore, accounted for CellStar under the equity method until then. Audiovox Pacific has experienced an overall decline in gross margins, as the cellular market in Australia has experienced the same competitive factors as those in the United States.

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

Liquidity and Capital Resources

     The Company's cash position at November 30, 1997 was approximately $2,905 below the November 30, 1996 level. Operating activities used approximately $36,899, primarily from increases in inventory and prepaid expenses and other assets, and a decrease in accounts payable, accrued expenses and other current liabilities. These events were partially offset by a decrease in accounts receivable and an increase in income taxes payable. Investing activities provided approximately $37,695, composed primarily of $45,937 from the sale of investment securities, partially offset by the purchase of property, plant and equipment of $3,986 and purchase of equity investments of $4,706. Financing activities used approximately $3,458, principally from the repayment of borrowings under line of credit agreements.

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

     On October 1, 1996, business formally conducted by the Company's cellular division was continued in a newly-formed, wholly-owned subsidiary called Audiovox Communications Corp. Capitalization of this company was accomplished by exchanging the assets of the former division, less their respective liabilities, for all of the common stock.

     On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the Credit Agreement) which superseded the first amendment in its entirety. During 1997 and 1996, the Credit Agreement was amended ten times providing for various changes to the terms. The terms as of November 30, 1997 are summarized below.

     Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations were secured at November 30, 1996 by a pledge agreement entered into by the Company for 2,125,000 shares of CellStar Common Stock and 100 shares of ACC. Subsequent to November 30, 1996, the shares of CellStar Common Stock were released from the Pledge Agreement. Availability of credit under the Credit Agreement is a maximum aggregate amount of $95,000, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit Agreement expires on February 28, 2000.

     The Credit Agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth as follows: Pre-tax income of $4,000 per annum; pre-tax income of $1,500 for the two consecutive fiscal quarters ending May 31, 1997, 1998 and 1999; pre-tax income of $2,500 for the two consecutive fiscal quarters ending November 30, 1997, 1998 and 1999; the Company cannot have pre-tax losses of more than $1,000 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters. In addition, the Company must maintain a minimum level of total net worth of $170,000. The Credit Agreement provides for adjustments to the covenants in the event of certain specified non-operating transaction. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. During 1997, the Company received amendments and waivers to allow the Company to make stock repurchases and enter into the equity collar. Subsequent to year end, the Company received a waiver which allowed for the delay in issuance of its financial statements.

     The Company granted to an investor in CellStar, in connection with the CellStar initial public offering, two options to purchase up to an aggregate of 1,750,000 shares of CellStar Common Stock owned by the Company, 1,500,000 of which was exercised in full on June 1, 1995 at an exercise price of $11.50 per share. As a result, the Company recorded a gain, before provision for income taxes, of $8,435. This reduced the Company's ownership in CellStar below 20% and, as such, the Company will no longer account for CellStar under the equity method of accounting. Subsequent to November 30, 1996, the remaining 250,000 shares under the remaining option expired. The remaining 2,375,000 CellStar shares owned by the Company will be accounted for as an investment in marketable equity securities. During 1997, the Company sold 1,835,000 shares of its CellStar shares for a gain of $23,232, net of income tax. The Company continues to hold 865,000 shares of CellStar common stock. Based upon the closing market price of CellStar on November 30, 1997, the unrealized gain in equity is $12,194, net of deferred taxes.

     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1998 and for the reasonable foreseeable future.

Impact of Inflation and Currency Fluctuation

     Inflation has not had and is not expected to have a significant impact on the Company's financial position or operating results. However, as the Company expands its operations into Latin America and the Pacific Rim, the effects of inflation and currency fluctuations in those areas, if any, could have growing significance to the financial condition and results of the operations of the Company.

     The Company has operations and conducts local business in Asia. The recent fluctuations in the foreign exchange rates have not materially impacted the consolidated financial position, results of operations or liquidity. Management believes that continued fluctuations will not have a material adverse effect on the Company's consolidated financial position, however the impact on the results of operations or liquidity, particularly our Malaysian subsidiaries, is unknown.

     While the prices that the Company pays for the products purchased from its suppliers are principally denominated in United States dollars, price negotiations depend in part on the relationship between the foreign currency of the foreign manufacturers and the United States dollar. This relationship is dependent upon, among other things, market, trade and political factors.

Seasonality

     The Company typically experiences some seasonality. The Company believes such seasonality could be attributable to increased demand for its products during the Christmas season, which commences in October, for both wholesale and retail operations.

Year 2000 Date Conversion

     Management believes that a significant portion of its computer systems are year 2000 compliant and is in the process of assessing the balance of its systems. The Company intends to communicate with its customers, suppliers, financial institutions and others with which it does business to ensure that any year 2000 issue will be resolved timely. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. If necessary modifications and conversions by those with which the Company does business are not completed timely or if all of the Company's systems are not year 2000 compliant, the year 2000 issue may have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has issued Statement No. 128, "Earnings per Share" (Statement 128), on December 1, 1997. Under Statement 128, the Company is required to report basic and diluted earnings per share. It will replace the presentation of both primary and fully diluted earnings per share. Statement 128 requires restatement of all prior-period earnings per share data. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. The provisions of Statement 128 must be implemented no later than fiscal 1998. The Company believes that Statement 128 will not have an impact on the Company's financial position, results of operations, or liquidity, however, the impact on previously reported earnings per share data is currently unknown.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on investments in equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective December 1, 1999, as required.

     In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, ceratin specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements disclosures. The Company will adopt this accounting standard effective December 1, 1999, as required.

Item 8-Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements of the Company as of November 30, 1997 and 1996 and for each of the years in the three-year period ended November 30, 1997, together with the independent auditors' report thereon of KPMG Peat Marwick LLP, independent auditors, are filed under this Item 8.

     Selected unaudited, quarterly financial data of the Registrant for the years ended November 30, 1997 and 1996 appears below:


                                                                               QUARTER ENDED
                                                    --------------------------------------------------------------------
                                                           Feb. 28           May 31          Aug. 31           Nov. 30
                                                           -------           ------          -------           -------
1997
Net sales                                                   $166,614          148,195         153,124            171,149
Gross profit                                                  28,002           25,055          25,634             28,071
Operating expenses                                            23,486           21,243          20,606             21,732
Income  before provision for income taxes                     15,328 (a)       14,032 (c)       5,565 (e)          8,517 (g)
Provision for income taxes                                    11,125 (b)        5,678 (d)       2,467 (f)          3,150 (h)
Net income                                                     4,203            8,354           3,098              5,367
Net income per common share (primary)                           0.24             0.43            0.16               0.27
Net income per share (fully diluted)                            0.23             0.42            0.16               0.26

1996
Net sales                                                   $122,493          141,194         142,828            191,400
Gross profit                                                  19,877           21,586          24,639             30,286
Operating expenses                                            17,519           19,347           2,091             25,536
Income (loss) before provision for income taxes                1,091              426           1,575            (23,727) (i)
Provision for income taxes                                       612              276             808              4,138  (j)
Net income (loss)                                                479              150             767            (27,865)
Net income (loss) per common share (primary)                    0.05             0.02            0.08              (2.83)
Net income (loss) per share (fully diluted)                        -                -               -                  -

NOTE:      The Company does not compute fully diluted earnings per share when the addition of potentially dilutive securities would result in anti-dilution.

(a)      Includes a pre-tax  charge of $12.7 million for costs  associated  with the exchange of $21.5 million of subordinated debentures into 2,860,925 shares of Class A Common Stock and a pre-tax  gain of $23.8  million on the sale of CellStar shares.
(b)      Includes  $158,000  for income  taxes  associated  with the exchange of
         $21.5 million of subordinated debentures into 2,860,925 shares of Class
         A Common Stock and income taxes of $9.0 million for the gain on sale of
         CellStar shares.
(c)      Includes $10.2 million of pre-tax gain on the sale of CellStar shares.
(d)      Includes $3.9 million of income taxes on the gain on sale of CellStar shares
(e)      Includes $303,000 of pre-tax gain on the sale of CellStar shares
(f)      Includes $115,000 of income taxes on the gain on the sale of CellStar shares
(g)      Includes $3.2 million of pre-tax gain on the sale of CellStar shares
(h)      Includes $1.2 million of income taxes on the gain on sale of CellStar shares
(i)      Includes a pre-tax charge of $26.3 million for costs associated with the exchange of $41.3 million of subordinated debentures into 6,806,580 shares of common stock.
(j)      Includes tax expense of $2.9 million associated with the exchange of debentures.

                                       22

                          Independent Auditors' Report




The Board of Directors and Stockholders
Audiovox Corporation:

We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1997, in conformity with generally accepted accounting principles.








                                                     s/KPMG Peat Marwick LLP
                                                     KPMG PEAT MARWICK LLP

Jericho, New York
March 6, 1998

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        1997               1996
                                                                        ----               ----
ASSETS

Current assets:
   Cash and cash equivalents                                          $     9,445        $   12,350
   Accounts receivable, net                                               104,698           118,408
   Inventory, net                                                         105,242            72,785
   Receivable from vendor                                                   5,000             4,565
   Prepaid expenses and other current assets                                9,230             7,324
   Deferred income taxes                                                    4,673             5,241
   Equity collar                                                           1,246                  -
                                                                      -----------         ----------
      Total current assets                                                239,534           220,673
Investment securities                                                      22,382            27,758
Equity investments                                                         10,693             5,836
Property, plant and equipment, net                                          8,553             6,756
Debt issuance costs, net                                                        -               269
Excess cost over fair value of assets
  acquired and other intangible assets, net                                5,557                804
Other assets                                                               3,108              3,449
                                                                      -----------          ---------
                                                                       $ 289,827           $ 265,545
                                                                       ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $   24,237         $   28,192
   Accrued expenses and other current liabilities                          16,538             18,961
   Income taxes payable                                                     9,435              7,818
   Bank obligations                                                         6,132              4,024
   Documentary acceptances                                                  3,914              3,501
                                                                       -----------         ----------
      Total current liabilities                                            60,256             62,496
Bank obligations                                                           24,300             31,700
Deferred income taxes                                                       8,505             10,548
Long-term debt                                                              6,191             28,165
                                                                       -----------        -----------
      Total liabilities                                                    99,252            132,909
                                                                       -----------        ----------
Minority interest                                                           2,683              1,137
                                                                       -----------       ------------

Stockholders' equity:
   Preferred stock                                                          2,500              2,500
   Common stock:
      Class A; 30,000,000 authorized; 17,253,533 issued                       173                141
      Class B; 10,000,000 authorized; 2,260,954 issued                         22                 22
   Paid-in capital                                                        145,155            107,833
   Retained earnings                                                       32,924             11,902
   Cumulative foreign currency translation and adjustment                  (3,428)            (1,176)
   Unrealized gain on marketable securities, net                           12,194             10,277
   Unrealized gain on equity collar, net                                      773                  -
   Treasury stock, 290,000 Class A common stock, at cost                   (2,421)                 -
                                                                       -----------        ----------
      Total stockholders' equity                                          187,892            131,499
                                                                       -----------        ----------
Commitments and contingencies
      Total liabilities and stockholders' equity                        $ 289,827          $ 265,545
                                                                        ==========         =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  YEARS ENDED NOVEMBER 30, 1997, 1996, AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                          1997         1996          1995
                                                                          ----         ----          ----
Net sales                                                               $639,082     $597,915      $500,740

Cost of sales (including an inventory write-down to
   market in 1995 of $9,300)                                             532,320      501,527       429,998
                                                                       ----------    ---------    ---------

Gross profit                                                             106,762       96,388        70,742
                                                                       ----------    ---------    ---------

Operating expenses:
   Selling                                                                38,044       40,033        34,489
   General and administrative                                             37,000       32,452        36,160
   Warehousing, assembly and repair                                       12,023       10,828         9,827
                                                                      -----------    ---------    ---------
      Total operating expenses                                            87,067       83,313        80,476
                                                                      -----------    ---------    ---------

Operating income (loss)                                                   19,695       13,075        (9,734)
                                                                      -----------   ----------    ----------

Other income (expense):
   Debt conversion expense                                               (12,686)     (26,318)            -
   Interest and bank charges                                              (2,542)      (8,480)       (9,694)
   Equity in income of equity investments                                  1,359          631           154
   Management fees and related income                                        109          186           200
   Gain on sale of equity investment                                      37,471          985         8,435
   Expense related to issuance of warrants                                     -            -        (2,921)
   Other, net                                                                 36         (714)       (1,126)
                                                                        ---------    ---------    ----------
      Total other income (expense)                                        23,747      (33,710)       (4,952)
                                                                        ---------    ---------    ----------

Income (loss) before provision for (recovery of) income
   taxes                                                                  43,442     (20,635)       (14,686)

Provision for (recovery of) income taxes                                  22,420        5,834        (2,803)
                                                                       ----------    ---------    ----------

Net income (loss)                                                      $  21,022     $(26,469)    $ (11,883)
                                                                       ==========    =========    ==========

Net income (loss) per common share (primary)                         $      1.09     $  (2.82)    $   (1.31)
                                                                     ============    =========    ==========

Net income per common share (fully diluted)                          $      1.05           -             -
                                                                     ============    =========     ========












SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED NOVEMBER 30, 1997, 1996, AND 1995
                                 (IN THOUSANDS)


                                                                                                                    Unreal-
                                                                                                                    ized
                                                                                                                    Gain
                                                                                                                    (Loss)
                                                                               Cumulative                Unreal-     On
                                                                               Foreign                   ized      Market-    Total
                                                      Unearned                Currency                  Gain on     able     Stock-
                          Preferred  Common  Paid-In  Compen-      Retained   Translation   Treasury     Equity     Secur-  holders'
                            Stock     Stock  Capital  sation       Earnings   Adjustment      Stock      Collar     ities     Equity
Balances at
   November 30, 1994         2,500      90    40,338     (623)      50,254         (525)           -          -        -      92,034
Net loss                         -       -         -         -    (11,883)             -           -          -        -    (11,883)
Equity adjustment from
   foreign currency
   translation                   -       -         -         -           -         (438)           -          -        -       (438)
Unearned compensation
   relating to grant of
   options and non-
   performance
   restricted stock              -       -        62      (62)           -             -           -          -        -           -
Compensation expense             -       -        46       194           -             -           -          -        -         240
Options and non-
   performance
   restricted stock
   forfeitures due to
   employee
   terminations                  -       -       (81)        81           -             -           -          -        -         -
Issuance of warrants             -       -     2,921         -           -             -           -          -        -       2,921
Implementation of
   change in accounting
   for debt and equity
   securities, net of tax
   effect of $24,517             -       -         -         -           -             -           -          -   40,004      40,004
Net unrealized loss on                             -
   marketable
   securities, net of tax
   effect of $(5,076)            -       -                  -               -         -            -          -   (8,283)    (8,283)
                                    ------  ------------------  ------------------------ ------------    ------  -------  ----------
Balances at
   November 30, 1995         2,500      90    43,286     (410)      38,371         (963)           -          -   31,721     114,595
Net loss                         -       -         -         -    (26,469)             -           -          -        -    (26,469)
Equity adjustment from
   foreign currency
   translation                   -       -         -         -           -         (213)           -          -        -       (213)
Compensation expense             -       -        39       258           -             -           -          -        -         297
Options and non-
   performance
   restricted stock
   forfeitures due to
   employee
   terminations                  -       -      (27)        27           -             -           -          -        -           -
Issuance of 250,000
   shares of common
   stock                         -       3         -         -           -             -           -          -        -           3
Conversion of
   debentures into
   7,012,626 shares of
   common stock                  -      70    64,660         -           -             -           -          -        -      64,730
Net unrealized loss on                             -
   marketable                    -
   securities, net of tax
   effect of ($13,143)           -       -         -        -               -         -            -          -  (21,444)   (21,444)
                                    ------  ------------------  ------------------------ ------------    ------  -------   ---------
Balance at
   November 30, 1996         2,500     163   107,958     (125)      11,902       (1,176)           -          -   10,277     131,499
Net income                       -       -         -         -      21,022             -           -          -        -      21,022
Equity adjustment from
   foreign currency
   translation                   -       -         -         -           -       (2,252)           -          -        -     (2,252)
Compensation expense             -       -       118        17           -             -           -          -        -         135


                     AUDIOVOX CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 YEARS ENDED NOVEMBER 30, 1997, 1996, AND 5
                                 (IN THOUSANDS)

                                                                                                                    Unreal-
                                                                                                                    ized
                                                                                                                    Gain
                                                                                                                    (Loss)
                                                                               Cumulative                 Unreal-    On
                                                                               Foreign                    ized     Market-    Total
                                                        Unearned               Currency                  Gain on    able     Stock-
                          Preferred   Common  Paid-In    Compen-    Retained   Translation   Treasury     Equity    Secur-  holders'
                            Stock      Stock  Capital    sation     Earnings   Adjustment      Stock      Collar   ities     Equity
Options and non-
   performance
   restricted stock
   forfeitures due to
   employee
   terminations               -        -        (23)          23         -             -           -          -           -        -
Issuance of 352,194
   shares of common
   stock                      -        3       3,489           -         -             -           -          -           -    3,492
Conversion of
   debentures into
   2,860,925 shares           -       29      33,592           -         -             -           -          -           -   33,621
Issuance of warrants          -        -         106           -         -             -           -          -           -      106
Acquisition of 290,000
   common shares              -        -           -           -         -             -     (2,421)          -           -  (2,421)
Net unrealized gain on
   marketable                 -
   securities, net of ta
   effect of $1,174           -        -           -           -         -             -           -          -       1,917    1,917
Unrealized gain on                                 -
   equity collar, net of
   tax effect of $473         -       -            -         -             -         -            -         773          -       773
                         ------     ----  -----------  ---------  ---------------------- ------------       --- -----------  -------
Balances at               2,500      195    145,240         (85)   32,924        (3,428)     (2,421)        773     12,194   187,892
                          =====      ===    ========      ======   =======       =======     =======        ===   =========  =======
   November 30, 1997






















SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                                                                  1997            1996            1995
                                                                                  ----            ----            ----
Cash flows from operating activities:
   Net income (loss)                                                           $  21,022      $ (26,469)      $(11,883)
   Adjustment to reconcile net income (loss) to net cash provided by
      (used in)  operating activities:
      Debt conversion expense                                                     12,386          25,629              -
      Depreciation and amortization                                                1,903           3,298          4,100
      Provision for bad debt expense                                               1,300             429          1,816
      Equity in income of equity investments                                      (1,468)           (614)          (154)
      Minority interest                                                            1,623             767            225
      Gain on sale of equity investment                                          (37,471)           (985)        (8,435)
      Provision for (recovery of ) deferred income taxes                          (3,123)            468         (5,158)
      Provision for unearned compensation                                            135             297            240
      Expense relating to issuance of warrants                                       106               -          2,921
      (Gain) loss on disposal of property, plant and equipment, net                   (9)            (32)           246
   Changes in:
      Accounts receivable                                                          6,853         (21,848)        (4,468)
      Note receivable from equity investment                                           -             532         (5,097)
      Inventory                                                                  (36,823)         27,688        (16,950)
      Accounts payable, accrued expenses and other current liabilities            (2,855)         12,445            488
      Income taxes payable                                                         2,181           5,360          1,623
      Prepaid expenses and other, net                                             (2,659)         (2,954)           250
                                                                              -----------    ------------    ----------
         Net cash provided by (used in) operating activities                     (36,899)         24,011        (40,236)
                                                                               ----------     -----------      ---------

Cash flows from investing activities:
   Purchase of equity investments                                                 (4,706)              -              -
   Purchases of property, plant and equipment, net                                (3,986)         (2,805)        (2,722)
   Net proceeds from sale of investment securities                                45,937           1,000         17,250
   Proceeds from distribution from equity investment                                 450             317            267
                                                                            -------------   -------------    ----------
         Net cash provided by (used in) investing activities                      37,695          (1,488)        14,795
                                                                              -----------    ------------      --------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreements                    (3,765)        (14,040)        19,577
   Net borrowings (repayments) under documentary acceptances                         413         (3,620)          7,120
   Principal payments on long-term debt                                                -         (5,029)            (11)
   Debt issuance costs                                                               (13)           (392)          (714)
   Principal payments on capital lease obligation                                      -            (158)          (233)
   Proceeds from issuance of long-term debt                                            -               -            675
   Proceeds from issuance of Class A Common Stock                                  2,328               -              -
   Repurchase of Class A Common Stock                                             (2,421)              -              -
   Proceeds from release of restricted cash                                            -           5,959            600
                                                                          ---------------   ------------     ----------
         Net cash provided by (used in) financing activities                      (3,458)        (17,280)        27,014
Effect of exchange rate changes on cash                                             (243)             31              8
                                                                             ------------  --------------  ------------
Net increase in cash and cash equivalents                                         (2,905)          5,274          1,581
Cash and cash equivalents at beginning of period                                  12,350           7,076          5,495
                                                                              -----------    ------------     ---------
Cash and cash equivalents at end of period                                    $    9,445      $   12,350       $  7,076
                                                                              ===========     ===========      ========






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NOVEMBER 30, 1997, 1996 AND 1995

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



                                                                     (Continued)
                                       29

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         (f)      Derivative Financial Instruments

                  The Company,  as a policy,  does not use derivative  financial
                  instruments  for  trading  purposes.   A  description  of  the
                  derivative financial instruments used by the Company follows:

                  (1)      Forward Exchange Contracts

                           The Company conducts business in several foreign currencies and, as a result, is subject to foreign currency exchange rate risk due to the effects that exchange rate movements of these currencies have on the Company's costs. To minimize the effect of exchange rate fluctuations on costs, the Company enters into forward exchange rate contracts. The Company, as a policy, does not enter into forward exchange contracts for trading purposes. The forward exchange rate contracts are entered into as hedges of inventory purchase commitments and of trade receivables due in foreign currencies.

                           Gains and losses on the forward exchange contracts that qualify as hedges are reported as a component of the underlying transaction. Foreign currency transactions which have not been hedged are marked-to-market on a current basis with gains and losses recognized through income and reflected in other income (expense). In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated (Note 16(a)(1)).

                  (2)      Equity Collar

                           The Company has an equity collar for 100,000 of its shares in CellStar Corporation (CellStar) (Note 6). The equity collar is recorded on the balance sheet at fair value with gains and losses on the equity collar reflected as a separate component

                                                                     (Continued)
                                       30

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           of stockholders' equity (Note 16(a)(2)). The equity collar acts as a hedging item for the CellStar shares. Being that the item being hedged, the CellStar shares, is an available-for-sale security carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity, the unrealized gains and losses on the equity collar are also recorded as a separate component of stockholders' equity.

         (g)      Investment Securities

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

         (h)      Debt Issuance Costs

                  Costs incurred in connection with the issuance of the convertible subordinated debentures and restructuring of the Series A and Series B convertible subordinated notes (Note 10) and the restructuring of bank obligations (Note 9(a)) have been capitalized. These charges are amortized over the lives of the respective agreements. Amortization expense of these costs amounted to $37, $1,109, and $1,319 for the years ended November 30, 1997, 1996 and 1995, respectively. During 1997 and 1996, the Company wrote off $245 and $3,249, respectively, of debt issuance costs (Note 10).


                                                                     (Continued)
                                       31

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

                  Accumulated amortization approximated $1,759 and $1,413 at November 30, 1997 and 1996, respectively. Amortization of the excess cost over fair value of assets acquired and other intangible assets amounted to $363, $145, and $127 for the years ended November 30, 1997, 1996, and 1995, respectively. During 1997, the Company made investments in two companies that resulted in additional excess cost over fair value of assets acquired (Note 8).

                  On an ongoing basis, the Company reviews the valuation and amortization of its intangible assets. As a part of its ongoing review, the Company estimates the fair value of intangible assets taking into consideration any events and circumstances which may diminish fair value.

                  The recoverability of the excess cost over fair value of assets acquired is assessed by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the excess cost over fair value of assets acquired

                                                                     (Continued)
                                       32

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
               will be impacted if estimated future operating cash flows are not achieved.

         (k)      Equity Investments

                  The Company has common stock investments which are accounted for by the equity method (Note 8).

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

                  The Company recognizes sales revenue for the initial activation, length of service commissions, and residual commissions based upon usage on the accrual basis. Such commissions approximated $35,749, $37,930, and $43,307 for the years ended November 30, 1997, 1996, and 1995, respectively. Related commissions paid to outside selling representatives for cellular activations are reflected as cost of sales in the accompanying consolidated statements of income (loss) and amounted to $19,924, $20,443, and $15,374 for the years ended November 30, 1997, 1996, and 1995, respectively.

         (m)      Advertising

                  The Company expenses the production costs of advertising as incurred and expenses the costs of communicating advertising when the service is received. During the years ended November 30, 1997, 1996, and 1995, the Company had no direct response advertising.

         (n)      Warranty Expenses

                  Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. At November 30, 1997 and 1996, the liability for future warranty expense amounted to $2,257 and $2,618, respectively.



                                                                     (Continued)
                                       33

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (o)      Foreign Currency

                  Assets and liabilities of those subsidiaries and equity investments located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are accumulated in the cumulative foreign currency translation account in stockholders' equity. Exchange gains and losses on hedges of foreign net investments and on intercompany balances of a long-term investment nature are also recorded in the cumulative foreign currency translation adjustment account. Other foreign currency transaction gains and losses are included in net income, none of which were material for the years ended November 30, 1997, 1996, and 1995.

         (p)      Income Taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (q)      Net Income (Loss) Per Common Share

                  Primary earnings per share are computed based on the weighted average number of common shares outstanding and common stock equivalents. The Company did not present fully-diluted earnings per share for the years ended November 30, 1996 and 1995 as the addition of potentially dilutive securities would result in anti-dilution.

                  The following weighted average shares were used for the computation of primary and fully-diluted earnings per share:


                                             For the Years Ended November 30,

                                             1997          1996          1995
                                             ----          ----          ----

                    Primary                19,295,346     9,398,352    9,038,742
                    Fully diluted          20,112,523         -             -



                                                                     (Continued)
                                       34

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", on December 1, 1997. Adoption of SFAS No. 128 will not have an impact on the Company's financial position, results of operations or liquidity, however, the impact on previously reported earnings per share data is currently unknown.

         (r)      Supplementary Financial Statement Information

                  Advertising  expenses  approximated   $16,981,   $21,794,  and
                  $13,538 for the years ended November 30, 1997, 1996, and 1995, respectively.

                  Interest income of approximately $1,525, $1,097, and $1,047 for the years ended November 30, 1997, 1996, and 1995, respectively, is included in other in the accompanying consolidated statements of income (loss).

                  Included in accrued expenses and other current liabilities is $4,091 and $4,405 of accrued wages and commissions at November 30, 1997 and 1996, respectively.

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

     (t)          Accounting  for the Impairment of Long-Lived  Assets and for
                    Long-Lived Assets to be Disposed of

                  On December 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.


                                                                     (Continued)
                                       35

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (u)      Accounting for Stock-Based Compensation

                  Prior to December 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On December 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2)      Business Acquisitions/Dispositions

         During 1997, the Company formed Audiovox Venezuela C.A. (Audiovox Venezuela), an 80%- owned subsidiary, for the purpose of expanding its international business. The Company made an initial investment of $478 which was used by Audiovox Venezuela to obtain certain licenses, permits and fixed assets.

          In April 1996, the Company formed Audiovox Holdings (M) Sdn. Bhd. (Audiovox Holdings) and Audiovox Communications (Malaysia) Sdn. Bhd. (Audiovox Communications), which are 80% and 72% -owned subsidiaries of Audiovox Asia, Inc. (Audiovox Asia), respectively, which, in turn, is a wholly-owned subsidiary of the Company. In July 1994, the Company formed Audiovox (Thailand) Co., Ltd., a 100%-owned subsidiary of Audiovox Asia. In 1996, Audiovox Communications formed Vintage Electronics Holdings (Malaysia) Sdn. Bhd., a wholly-owned subsidiary. The Company formed these subsidiaries to assist in its planned expansion of its international business.

          In October 1996, the Company contributed the net assets of its cellular division into a newly- formed, wholly-owned subsidiary Audiovox Communications Corp. (ACC).



                                                                     (Continued)
                                       36

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(3)      Supplemental Cash Flow Information

          The following is supplemental information relating to the consolidated statements of cash flows:


                                           For the Years Ended November 30,
                                         1997           1996           1995
Cash paid during the years for:
Interest                                $  1,560        $7,666         $9,224
Income taxes                             $23,530       $   272        $   818

         During 1997, the Company issued a credit of $1,250 on open accounts receivable and issued 250,000 shares of its Class A Common Stock, valued at five dollars per share, in exchange for a 20% interest in Bliss-Tel Company, Limited (Bliss-Tel) (Note 8).

         During 1997, the Company contributed $6,475 in net assets in exchange for a 50% ownership interest in Audiovox Specialized Applications, LLC
         (ASA) which resulted in $5,595 of excess cost over fair value of net assets (Note 8).

         As of November 30, 1997, the Company recorded an unrealized holding gain relating to the equity collar, net of deferred income taxes, of $773 as a separate component of stockholders' equity (Note 16).

         As of November 30, 1997 and 1996, the Company recorded an unrealized holding gain relating to available-for-sale marketable equity securities, net of deferred income taxes, of $12,194 and $10,277, respectively, as a separate component of stockholders' equity (Note 6).

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



                                                                     (Continued)
                                       37

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(4)      Transactions With Major Suppliers

         The Company engaged in transactions with Shintom Co., Ltd. (Shintom), a stockholder who owned approximately 1.7% at November 30, 1996 of the outstanding Class A Common Stock and all of the outstanding Preferred Stock of the Company at November 30, 1997 and 1996. During 1994, the Company formed TALK Corporation (TALK), a 30.8%-owned joint venture in Japan (Note 8), with Shintom and other companies.

         Transactions with Shintom and TALK included financing arrangements and inventory purchases which approximated 26% and 20% for the years ended November 30, 1996 and 1995, respectively, of total inventory purchases. Transactions with TALK included financing arrangements and inventory purchases which approximated 29% for the year ended November 30, 1997 of total inventory purchases. At November 30, 1997 and 1996, the Company had recorded $9,702 and $3,501, respectively, of liabilities due to TALK for inventory purchases included in accounts payable. The Company also has documentary acceptance obligations outstanding from TALK as of November 30, 1997 and 1996 (Note 9(b)). At November 30, 1996, the Company had recorded a receivable from TALK in the amount of $4,565 payable with interest (Note 8).

         Inventory purchases from a major supplier approximated 32%, 28%, and 44% of total inventory purchases for the years ended November 30, 1997, 1996, and 1995, respectively. Although there are a limited number of manufacturers of its products, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in product availability and a possible loss of sales, which would affect operating results adversely.

(5)      Accounts Receivable

         Accounts receivable is comprised of the following:

                                                          November 30,
                                                         1997           1996

Trade accounts receivable                              $113,498       $127,854
Receivables from equity investments (Note 8)              1,921          2,626
                                                    -----------    -----------
                                                        115,419        130,480
Less:
   Allowance for doubtful accounts                        3,497          3,115
   Allowance for cellular deactivations                   1,363          1,666
Allowance for co-operative advertising and cash
       discounts                                          5,861          7,291
                                                    -----------    -----------
                                                       $104,698       $118,408
                                                       ========       ========

         See Note 16(c) for concentrations of credit risk.

                                                                     (Continued)
                                       38

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(6)      Investment Securities

         The Company's investment securities consist primarily of 865,000 and 2,375,000 shares of CellStar Common Stock, which were classified as available-for-sale marketable equity securities at November 30, 1997 and 1996, respectively. The aggregate fair value of available-for-sale marketable equity securities were $22,382 and $27,758 at November 30, 1997 and 1996, respectively, which is comprised of a cost basis of $2,715 and $11,181 and a gross unrealized holding gain of $19,667 and $16,577 recorded as a separate component of stockholders' equity at November 30, 1997 and 1996, respectively. A related deferred tax liability of $7,473 and $6,300 was recorded at November 30, 1997 and 1996, respectively, as a reduction to the unrealized holding gain included as a separate component of stockholders' equity.

         During 1997, the Company sold 1,835,000 shares of CellStar Common Stock yielding net proceeds of approximately $45,937 and a gain, net of taxes, of approximately $23,232.

(7)      Property, Plant, and Equipment

         A summary of property, plant, and equipment, net, is as follows:


                                                                    November 30,
                                                                  1997          1996

          Land                                               $      363    $      363
          Buildings                                               2,099         1,782
          Furniture, fixtures and displays                        3,418         3,277
          Machinery and equipment                                 4,341         3,221
          Computer hardware and software                         14,307        12,658
          Automobiles                                               800           954
          Leasehold improvements                                  3,510         3,454
                                                             -----------    ----------
                                                                 28,838        25,709
          Less accumulated depreciation and amortization        (20,285)      (18,953)
                                                               ---------     ---------
                                                              $   8,553     $   6,756
                                                              ==========    =========

         Computer software includes approximately $1,672 and $690 of unamortized costs as of November 30, 1997 and 1996, respectively, related to the acquisition and installation of management information systems for internal use which are being amortized over a five-year period.

         Depreciation and amortization of plant and equipment amounted to $1,503, $2,044, and $2,654 for the years ended November 30, 1997, 1996, and 1995, respectively, which includes amortization of computer software costs of $19, $364, and $922 for the years ended November 30, 1997, 1996, and 1995, respectively.


                                                                     (Continued)
                                       39

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(8)      Equity Investments

         As of November 30, 1997, the Company had a 30.8% ownership interest in TALK. As of November 30, 1997, the Company's 72% owned subsidiary,
         Audiovox Communications, had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. As of November 30, 1997, the Company had a 20% ownership interest in Bliss-Tel which distributes cellular telephones and accessories in Thailand. Additionally, the Company had 50% non-controlling ownership interests in five other entities: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments; ASA which acts as a distributor to specialized markets for RV's and van conversions, of televisions and other automotive sound, security, and accessory products; Audiovox Pacific Pty., Limited (Audiovox Pacific) which distributes cellular telephones and automotive sound and security products in Australia and New Zealand; G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager, and communications business in the New York metropolitan area; and Quintex Communications West, LLC (Quintex
         West), which is in the cellular telephone and related communication products business, as well as the automotive aftermarket products business on the West Coast of the United States.

         On June 1, 1995, at an exercise price of $11.50 per share, an option to purchase up to an aggregate of 1,500,000 shares of CellStar Common Stock owned by the Company was exercised. As a result, the Company recorded a gain, before provision for income taxes, of approximately $8,400. This reduced the Company's ownership in CellStar below 20% and, as such, the Company discontinued the equity method of accounting for CellStar. The remaining CellStar shares owned by the Company are accounted for as an investment in marketable equity securities (Note
         6).

         The following table presents financial information relating to CellStar for the year ended November 30, 1995:


                                                                    1995

          Current assets                                          $271,156
          Non-current assets                                        43,765
          Current liabilities                                      196,746
          Non-current liabilities                                    6,880
          Net sales                                                811,915
          Gross profit                                             109,841
          Net income                                                22,896

         In August 1994, the Company invested 600 million Japanese Yen (approximately $6,000) into a newly-formed company, TALK, in exchange for 12,000 shares of TALK, representing a 33% ownership interest. Five million dollars of this investment was financed by a non-recourse note with a third party lender, which provides for the repayment of the note either in cash or

                                                                     (Continued)
                                       40

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         by surrendering 10,000 shares in TALK. During 1997 and 1996, additional investments were made by outside investors reducing the Company's ownership to 30.8%. The Company accounts for its investment in TALK under the equity method of accounting.

         TALK, which holds world-wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand, and several mid-eastern countries. The Company granted Shintom a license agreement permitting the use of the Audiovox trademark to be used with TALK video cassette recorders sold in Japan from August 29, 1994 to August 28, 1997, in exchange for royalty fees. For the years ended November 30, 1997, 1996 and 1995, no such royalty fees were earned by the Company.

         On July 31, 1995, the Company purchased a 50% equity investment in a newly-formed company, G.L.M., for approximately $36 in contributed assets. In addition, the Company has guaranteed certain obligations of G.L.M. (Note 16(b)).

         On December 1, 1995, the Company purchased a 50% equity investment in a
         newly-formed   company,   Quintex  West,  for   approximately   $97  in
         contributed assets.

         During 1997, the Company purchased a 20% equity investment in Bliss-Tel in exchange for 250,000 shares of the Company's Class A Common Stock and a credit for open accounts receivable of $1,250. The issuance of the common stock resulted in an increase to additional paid-in capital of approximately $1,248. The investment in Bliss-Tel will be accounted for under the equity method of accounting.

         During 1997, the Company purchased a 50% equity investment in a newly-formed company, ASA, for approximately $11,131. The Company contributed the net assets of its Heavy Duty Sound division, its 50% interest in Audiovox Specialty Markets Co. (ASMC) and $4,656 in cash. In connection with this investment, excess cost over fair value of net assets acquired of $5,595 resulted, which is being amortized on a straight-line basis over 20 years. The other investor (Investor) contributed its 50% interest in ASMC and the net assets of ASA Electronics Corporation. In connection with this investment, the Company entered into a stock purchase agreement with the Investor in ASA. The agreement provides for the sale of 352,194 shares of Class A Common Stock at $6.61 per share (aggregate proceeds of approximately $2,328) by the Company to the Investor. The transaction resulted in a net increase to additional paid-in capital of approximately $2,242. The selling price of the shares are subject to adjustment in the event the Investor sells shares at a loss during a 90-day period, beginning with the effective date of the registration statement filed with the Securities and Exchange Commission to register such shares. The adjustment to the selling price will equal the loss incurred by the Investor up to a maximum of 50% of the shares. In the event the Company does make an adjustment to the shares, additional goodwill will be recorded as the adjustment represents contingent consideration.

                                                                     (Continued)
                                       41

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The Company received the following management fees and related income from its equity investments:


                                                    November 30,
                                                     -------------
                                           1997         1996          1995
                                           ----         ----          ----
          Pacific                              -       $   22         $ 186
          G.L.M.                           $  12          100            14
          Quintex West                         -           18             -
          Posse                               97           46             -
                                          ------      -------      --------
                                            $109        $ 186         $ 200
                                            ====        =====         =====

         The Company's net sales to the equity investments amounted to $6,132, $6,483, and $17,864 for the years ended November 30, 1997, 1996, and 1995, respectively. The Company's purchases from the equity investments amounted to $144,488, $115,109, and $83,858 for the years ended November 30, 1997, 1996, and 1995, respectively. The Company recorded $2,027 and $2,130 of outside representative commission expenses for activations and residuals generated by G.L.M. on the Company's behalf during fiscal year 1997 and 1996, respectively, (Note 1(l)).

         Included in accounts receivable at November 30, 1997 and 1996 are trade receivables due from its equity investments aggregating $1,921 and $2,576, respectively. At November 30, 1996, a management fee receivable of $50 was also included in accounts receivable. Receivable from vendor is interest bearing and represents claims on late deliveries, product modifications, and price protection from TALK as well as prepayments on product shipments. Interest is payable in monthly installments at rates which range from 6.5% to 8%. Amounts representing prepayments of $5,000 were repaid via receipt of product shipments in December 1997. At
         November 30, 1997 and 1996, other long-term assets include equity investment advances outstanding and management fee receivables of $1,496 and $1,634, respectively. At November 30, 1997 and 1996, included in accounts payable and other accrued expenses were obligations to equity investments aggregating $9,783 and $3,773, respectively. Documentary acceptance obligations were outstanding from TALK at November 30, 1997 (Note 9(b)).

         During 1997, the Company recorded interest income from TALK relating to the receivable from vendor, reimbursement of interest expense incurred under the subordinated loan to hedge the TALK investment (Note 10), and other short-term loans made to TALK during 1997 at market interest rates. For the years ended November 30, 1997, 1996, and 1995, interest income earned on equity investment notes and other receivables approximated $653, $725, and $573, respectively. Interest expense on equity investment documentary acceptances approximated $203 and $198 in 1997 and 1996, respectively.


                                                                     (Continued)
                                       42

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(9)      Financing Arrangements

         (a)      Bank Obligations

                  During 1993, the Company had established a revolving credit agreement with several financial institutions which was first amended on March 15, 1994. On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the Credit Agreement) which superseded the first amendment in its entirety. During 1997, the Credit Agreement was amended four times providing for various changes to the terms. The terms as of November 30, 1997 are summarized below.

                  Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations were secured at November 30, 1997 by a pledge agreement entered into by the Company for 100 shares of ACC. Availability of credit under the Credit Agreement is a maximum aggregate amount of $95,000, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit Agreement expires on February 28, 2000. As a result, bank obligations under the Credit Agreement have been classified as long-term at November 30, 1997.

                  Outstanding obligations under the Credit Agreement at November 30, 1997 and 1996 were as follows:


                                                          November 30,
                                                       1997            1996

               Revolving Credit Notes                  $18,300        $11,700
               Eurodollar Notes                          6,000         20,000
                                                     ---------        -------
                                                       $24,300        $31,700
                                                       =======        =======

                  For the year ended November 30, 1995 through and including February 8, 1996, interest on revolving credit notes were .25% above the prime rate, which was 8.75% at November 30, 1995. For the same period, interest on Eurodollar Notes were 2% above the Libor rate which was approximately 5.1% at November 30, 1995 and interest on bankers' acceptances were 2% above the bankers' acceptance rate which was approximately 6.25% at November 30, 1995. Pursuant to an amendment on February 9, 1996, the interest rates were increased to the following: revolving credit notes at .50% above the prime rate, which was approximately 8.5% at November 30, 1997 and Eurodollar Notes at 2.75% above the Libor rate which was approximately 5.97% at November 30, 1997. Interest on bankers' acceptances remained at 2% above the bankers' acceptance

                                                                     (Continued)
                                       43

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  rate which was approximately 5.77% at November 30, 1997. The maximum commitment fee on the unused portion of the line of credit is .25% as of November 30, 1997.

                  The Credit  Agreement  contains several  covenants  requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases, and capital expenditures. During 1997, the Company received amendments and waivers to allow the Company to make stock repurchases (Note
                  12) and enter into the equity collar (Note 16(a)(2)). Subsequent to year end, the Company received a waiver which allowed for the delay in issuance of its financial statements.

                  The Company also has a revolving credit facility with a Malaysian bank (Malaysian Credit Agreement) to finance additional working capital needs. As of November 30, 1997 and 1996, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $8,017 and $9,320, respectively. The credit facility is partially secured by two standby letters of credit totaling $5,320, issued under the Credit Agreement by the Company and is payable upon demand or upon expiration of the standby letters of credit on August 31, 1998. The obligations of the Company under the Malaysian Credit Agreement are secured by the property and building owned by Audiovox Communications. Outstanding obligations under the Malaysian Credit Agreement at November 30, 1997 and 1996 were approximately $4,146 and $4,024, respectively. At November 30, 1997, interest on the credit facility ranged from 8.25% to 11.10%. At November 30, 1996, interest on the credit facility ranged from 9.25% to 9.52%.

                  On October 28, 1997, Audiovox Venezuela issued a note payable to a Venezuelan bank in the amount of 994,000 Venezuelan Bolivars (approximately $1,986 at November 30, 1997) to finance additional working capital needs. The note is scheduled to be repaid within one year and as such, is classified as short-term. Interest on the note payable is 20%. The note payable is secured by a standby letter of credit in the amount of $2,000, issued under the Credit Agreement by the Company and is payable upon demand or upon expiration of the standby letter of credit on August 31, 1998.

                  The maximum month-end amounts outstanding under the Credit Agreement and Malaysian Credit Agreement borrowing facilities during the years ended November 30, 1997, 1996, and 1995 were $28,420, $44,213, and $59,315, respectively. Average borrowings during the years ended November 30, 1997, 1996, and 1995 were $11,478, $33,662, and $43,470, respectively, and the weighted average interest rates were 11.3%, 8.9%, and 8.7%, respectively.



                                                                     (Continued)
                                       44

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (b)      Documentary Acceptances

                  During 1997, the Company had various unsecured documentary acceptance lines of credit available with suppliers to finance inventory purchases. The Company does not have written agreements specifying the terms and amounts available under the lines of credit. At November 30, 1997, $3,914 of documentary acceptances were outstanding of which all was due to TALK.

                  The maximum month-end documentary acceptances outstanding during the years ended November 30, 1997, 1996, and 1995 were $4,162, $9,792, and $9,977, respectively. Average borrowings during the years ended November 30, 1997, 1996, and 1995 were $3,199, $5,845, and $5,876, respectively, and the weighted average interest rates, including fees, were 6.3%, 5.1%, and 4.4%, respectively.

(10)     Long-Term Debt

         A summary of long-term debt follows:


                                                          November 30,
                                                    ---------------------------
                                                    1997              1996
                                                    ----              ----
          Convertible subordinated debentures:
             6 1/4%, due 2001, convertible at
               $17.70 per share                    $ 2,269           $23,748
          Subordinated note payable                  3,922             4,417
                                                  --------         ---------
                                                     6,191            28,165
          Less current installments                     -                  -
                                               -----------      ------------
                                                   $ 6,191           $28,165
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

         On November 25, 1996, the Company completed an exchange of $41,252 of its $65,000 Subordinated Debentures for 6,806,580 shares of Class A Common Stock (Exchange). As a result of the Exchange, a charge of $26,318 was recorded. The charge to earnings represents (i) the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature

                                                                     (Continued)
                                       45

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         plus (ii) a write-off of the debt issuance costs associated with the Subordinated Debentures (Note 1(h)) plus (iii) expenses associated with the Exchange offer. The Exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $2,888 was recorded. An increase to paid in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $63,564.

         During January 1997, the Company completed additional exchanges totaling $21,479 of it $65,000 Subordinated Debentures for 2,860,925 shares of Class A Common Stock (Additional Exchanges). As a result of the Additional Exchanges, similar to that of the Exchange described earlier, a charge of $12,686, tax expense of $158 and an increase to paid in capital of $33,592, was recorded. As a result of the Exchange and Additional Exchanges, the remaining Subordinated Debentures are $2,269.

         On March 8, 1994, the Company entered into a Debenture Exchange Agreement and exchanged certain debentures for Series AA and Series BB Convertible Debentures (Debentures). The Debentures were convertible at any time at $5.34 per share, which is subject to adjustment in certain circumstances, and were secured by a standby letter of credit. Although the Debenture Exchange Agreement provides for optional prepayments under certain circumstances, such prepayments are restricted by the Credit Agreement (Note 9(a)). On February 9, 1996, the holders of $1,100 of the Series BB Convertible Debentures exercised their right to convert into 206,046 shares of Class A Common Stock. The remaining balance of the Debentures were repaid during 1996; thereby extinguishing the remaining conversion features of these Debentures.

         On October 20, 1994, the Company issued a note payable for 500,000 Japanese Yen (approximately $3,922 and $4,417 on November 30, 1997 and 1996, respectively) to finance its investment in TALK (Note 8). The note is scheduled to be repaid on October 20, 2004 and bears interest at 4.1%. The note can be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender. The lender has an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value of the note at any time after October 20, 1995. This note and the investment in TALK are both denominated in Japanese Yen, and, as such, the foreign currency translation adjustments are accounted for as a hedge. Any foreign currency translation adjustment resulting from the note will be recorded in stockholders' equity to the extent that the adjustment is less than or equal to the adjustment from the translation of the investment in TALK. Any portion of the adjustment from the translation of the note that exceeds the adjustment from the translation of the investment in TALK is a transaction gain or loss that will be included in earnings.

         During 1995, Audiovox Malaysia entered into a Secured Term Loan for 1,700 Malaysian Ringgits (approximately $675) to acquire a building. The loan was secured by the property acquired

                                                                     (Continued)
                                                        46

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         and bore interest at 1.5% above the Malaysian base lending rate which was 9.2% on November 30, 1996. The loan was payable in 120 monthly equal installments commencing October 1995, however, was fully repaid in November 1996.

         Maturities on long-term debt for the next five fiscal years are as follows:


          1998                                                 -
          1999                                                 -
          2000                                                 -
          2001                                            $2,269
          2002                                                 -
                                                       =========

(11)     Income Taxes

         The components of income (loss) before the provision for (recovery of) income taxes are as follows:


                                               November 30,
                                        -------------------------------
                                         1997          1996        1995
                                         ----          ----        ----
          Domestic Operations           $42,613     $(21,899)   $(12,424)
          Foreign Operations                829        1,264      (2,262)
                                     ----------   -----------  ----------
                                        $43,442     $(20,635)   $(14,686)
                                         =======    =========   =========

         Total income tax expense (recovery) was allocated as follows:


                                                                 November 30,
                                                                1997        1996

Income (loss) from continuing operations                       $22,420   $  5,834
Stockholders' equity
   Unrealized holding gain (loss) on investment
        securities recognized for financial reporting
        purposes                                                 1,174    (13,143)
   Unrealized holding gain on equity collar
        recognized for financial reporting purposes               473           -
                                                           -----------   ---------
        Total income tax expense (recovery)                   $24,067     $ (7,309)
                                                            ========    =========


                                                                     (Continued)
                                       47

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The provision for (recovery of) income taxes attributable to income from continuing operations is comprised of:


                       Federal         Foreign           State         Total
1995:
   Current           $   1,455         $   570       $     330    $   2,355
   Deferred            (4,189)              -            (969)       (5,158)
                    ----------      ----------      ----------    ----------
                     $ (2,734)         $   570       $   (639)     $ (2,803)
                     =========         =======       =========     =========

1996:
   Current           $   3,711         $   802       $     853    $   5,366
   Deferred               330               -             138           468
                   -----------      ----------     -----------   ----------
                    $   4,041          $   802      $     991     $   5,834
                    ==========         =======      ==========    =========

1997:
   Current            $ 23,316          $1,159        $  1,068     $ 25,543
   Deferred            (2,845)              -            (278)       (3,123)
                    ----------      ----------      ----------    ----------
                     $ 20,471           $1,159      $     790      $ 22,420
                     =========          ======      ==========     ========

         A reconciliation of the provision for (recovery of) income taxes attributable to income (loss) from continuing operations computed at the Federal statutory rate to the reported provision for income taxes attributable to income (loss) from continuing operations is as follows:


                                  November 30,
                                    ---------------------------------------------------------------------------------------
                                         1997                         1996                          1995
                                        ------                       ------                        -----
Tax provision (recovery) at
   Federal statutory rates          $15,205    35.0%    $ (7,222)    (35.0)%       $ (5,140)    (35.0)%
Expense relating to exchange
   of subordinated debentures         4,578    10.5       11,421      55.3                -         -
Undistributed earnings from
   equity investments                   123     0.3          128       0.6            1,330       9.1
State income taxes, net of
   Federal benefit                    1,637     3.8          275       1.3             (415)     (2.8)
(Decrease) increase in
   beginning-of-the-year
   balance of the valuation
   allowance for deferred tax
   assets                              (180)   (0.4)       1,270       6.2              644       4.3
Foreign tax rate differential           323     0.7           30       0.1              (34)     (0.2)
Expense relating to the
   issuance of warrants                   -       -            -         -            1,022       6.9
Other, net                              734     1.7          (68)     (0.2)            (210)     (1.4)
                                  ---------  ------   ----------   --------      -----------    -----
                                    $22,420    51.6%   $   5,834      28.3%        $ (2,803)    (19.1)%
                                    ========   =====   ==========   =======       =========    =======

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The significant components of deferred income tax expense (recovery) for the years ended November 30, 1997 and 1996 are as follows:


                                                                         November 30,
                                                                        1997           1996
Deferred tax recovery (exclusive of the effect
     of other components listed below)                                 $(2,938)       $  (802)
(Decrease) increase in beginning-of-the-year  balance of the
     valuation allowance for deferred tax assets                          (180)         1,270
                                                                     ----------      --------
                                                                       $(3,118)      $    468
                                                                       ========      ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:


                                                                         November 30,
                                                                       1997         1996
Deferred tax assets:
     Accounts receivable, principally due to allowance for
        doubtful accounts and cellular deactivations                  $  1,483   $   1,593
     Inventory, principally due to additional costs
        capitalized for tax purposes pursuant to the Tax
        Reform Act of 1986                                                 439         306
     Inventory, principally due to valuation reserve                       941         930
     Accrual for future warranty costs                                     830         978
     Plant, equipment, and certain intangibles, principally
        due to depreciation and amortization                               719         714
     Net operating loss carryforwards, state and foreign                 2,662       2,458
     Accrued liabilities not currently deductible                          405         491
     Other                                                                 381         664
                                                                   -----------   --------
          Total gross deferred tax assets                                7,860       8,134
     Less: valuation allowance                                          (2,713)     (2,893)
                                                                     ---------   ---------
          Net deferred tax assets                                        5,147       5,241
                                                                    ----------   --------

Deferred tax liabilities:
     Equity investments, principally due to undistributed
        earnings                                                        (8,506)    (10,548)
     Equity collar                                                        (473)         -
                                                                     ----------  --------
          Total gross deferred tax liabilities                          (8,979)    (10,548)
                                                                      ---------   ---------
          Net deferred tax liability                                   $(3,832)   $ (5,307)
                                                                       ========   =========

                                                                     (continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The net change in the total valuation allowance for the year ended November 30, 1997 was a decrease of $180. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries as well as other deferred tax assets in foreign countries. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for unusual items, management believes it is likely that the Company will realize the benefit of the net deferred tax assets existing at November 30, 1997. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         At November 30, 1997, the Company had net operating loss carryforwards for state and foreign income tax purposes of approximately $21,851, which are available to offset future state and foreign taxable income, if any, which will expire through the year ended November 30, 2011.

(12)     Capital Structure

         The Company's capital structure is as follows:


                                                                                                          Voting
                                                                                                          Rights
                        Par                                      Shares Issued              Per        Liquidation
  Security              Value           Shares Authorized        and Outstanding            Share          Rights
                                         November 30,                 November 30,
                                       1997         1996          1997            1996

Preferred Stock         $50.00         50,000       50,000         50,000          50,000       -        $50 per share

Series Preferred Stock    0.01       1,500,000    1,500,000             -               -       -        -
                                                                                                        Ratably with
Class A   Common Stock    0.01      30,000,000   30,000,000     16,963,533      14,040,414     One        Class B
Class B   Common Stock    0.01      10,000,000   10,000,000      2,260,954       2,260,954     Ten      Ratably with
                                                                                                          Class A

    The holders of Class A and Class B Common Stock are entitled to receive cash or property dividends declared by the Board of Directors. The Board can declare cash dividends for Class A Common Stock in amounts equal to or greater than the cash dividends for Class B Common Stock. Dividends other than cash must be declared equally for both classes. Each share of

                                                                     (Continued)
                                       50

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

    Class B Common Stock may, at any time, be converted into one share of Class A Common Stock.

    The 50,000 shares of non-cumulative Preferred Stock outstanding are owned by Shintom and have preference over both classes of common stock in the event of liquidation or dissolution.

    On May 16, 1997, the Company's Board of Directors approved the repurchase of 1,000,000 shares of the Company's Class A Common Stock in the open market under a share repurchase program (the Program). As of November 30, 1997, 290,000 shares were repurchased under the Program at an average price of $8.35 per share for an aggregate amount of $2,421. Subsequent to November 30, 1997, 50,000 shares have been repurchased under the Program at an average price of $7.37 per share for an aggregate amount of $368.

    As of November 30, 1997 and 1996, 969,500 shares of the Company's Class A Common Stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans and 5,491,192 for all convertible securities and warrants outstanding at November 30, 1997 and 1996 (Notes 10 and 13).

    Undistributed earnings from equity investments included in retained earnings amounted to $1,564 and $3,728 at November 30, 1997 and 1996, respectively.

(13)         Common Stock and Compensation Plans

             (a) The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (ISO's) and non-qualified stock options (NQSO's) to purchase shares of Class A Common Stock. Under the plans, the exercise price of the ISO's will not be less than the market value of the Company's Class A Common Stock or 110% of the market value of the Company's Class A Common Stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A Common Stock on the date of grant. The options must be exercisable no later than ten years after the date of grant.

                    Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. Compensation expense for the year ended November 30, 1996 and 1995 was $97 and $113, respectively. No compensation expense was recorded for the year ended November 30, 1997.



                                                                     (Continued)
                                       51

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     Information regarding the Company's stock option plans is summarized below:


                                                               Weighted
                                                               Average
                                              Number           Exercise
                                             of Shares          Price
Outstanding at
      November 30, 1994                        313,000           11.72
          Granted                              279,000            5.88
          Exercised                                  -               -
          Canceled                            (33,750)           11.76
                                           -----------           ------
Outstanding at
      November 30, 1995                        558,250            8.80
          Granted                                    -               -
          Exercised                                  -               -
          Canceled                             (9,500)           10.17
                                          ------------           -----
Outstanding at
      November 30, 1996                        548,750            8.78
          Granted                            1,260,000            7.09
          Exercised                                  -               -
          Canceled                           (109,000)           10.95
                                            ----------           -----
Outstanding at
      November 30, 1997                     1,699,750             7.38
                                            ==========           =====

Options exercisable,                          166,750            12.10
                                           ===========           =====
      November 30, 1997

                  At  November  30, 1997 and 1996,  190,250 and 341,250  shares, respectively, were available for future grants under the terms of these plans.

                    The Company adopted SFAS No. 123 in fiscal 1997. The Company has elected to disclose the pro forma net earnings and earnings per share as if such method had been used to account for stock-based compensation costs as described in SFAS No. 123.

                  The per share weighted average fair value of stock options granted during 1997 was $5.73 on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 6.49%, expected dividend yield of 0.0%, expected stock volatility of 70% and an expected option life of 10 years. No options were granted in 1996.



                                                                     (Continued)
                                       52

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the proforma amounts indicated below:


                                                     1997       1996
                                                     ----       ----
Net income (loss):
   As reported                                        $21,022    $(26,469)
   Pro forma                                           18,786     (26,469)

Net income (loss) per common share (primary):
   As reported                                          $1.09      $(2.82)
   Pro forma                                             0.97       (2.82)

Net income (loss) per common share (fully diluted):
   As reported                                           1.05            -
   Pro forma                                             0.94            -

                  Proforma net earnings reflect only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to December 1, 1995 was not considered.

                  Summarized information about stock options outstanding as of November 30, 1997 is as follows:


                                       Outstanding             Exercisable
                                 Weighted      Weighted
                                 Average       Average                 Weighted
     Exercise                    Exercise        Life                  Average
      Price        Number          Price       Remaining    Number     Price
      Range        of Shares      of Shares     In Years   of Shares   of Shares
     -------       ---------     -----------   ----------  ---------   ---------
$5.50 - $8.00       1,533,000     6.87          9.22              -        -
$8.01 - $13.00        166,750     12.10         6.50        166,750     $ 12.10
                   ----------                               -------
                    1,699,750                               166,750
                    =========                               =======

                                                                     (continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (b)      Restricted Stock Plan

                  The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Total restricted stock outstanding, granted under these plans, at November 30, 1997 and 1996 was 78,500 and 79,500, respectively.

                  The per share weighted average fair value of restricted stock awards granted in 1995 was $5.88 on the date of the grant. The fair value was determined to be the fair market value of the Company's Class A Common Stock on the date of the grant. No restricted stock awards were granted in 1997 or 1996.

                  Compensation expense for the performance accelerated shares is recorded based upon the quoted market value of the shares on the date of grant. Compensation expense for the performance restricted shares is recorded based upon the quoted market value of the shares on the balance sheet date. Compensation expense for these grants for the years ended November 30, 1997, 1996 and 1995 were $135, $200 and $127, respectively.

         (c)      Employee Stock Purchase Plan

                  In May 1993, the stockholders approved the 1993 Employee Stock Purchase Plan. The stock purchase plan provides eligible employees an opportunity to purchase shares of the Company's Class A Common Stock through payroll deductions up to 15% of base salary compensation. Amounts withheld are used to purchase Class A Common Stock on or about the last business day of each month at a price equal to 85% of the fair market value. This Plan provides for purchases of up to 1,000,000 shares.

         (d)      Stock Warrants

                  During the third quarter of fiscal 1993, pursuant to a consulting agreement effective April 1993, the Company granted warrants to purchase 100,000 shares of Class A Common Stock, which have been reserved, at $7.50 per share. The warrants, which are exercisable in whole or in part at the discretion of the holder, expire on December 31, 1998. There were no warrants exercised as of November 30, 1997. The consulting agreement, valued at $100, was expensed in 1994 when the services to be provided, pursuant to the consulting agreement, were completed.

                  In December 1993, the Company granted warrants to purchase 50,000 shares of Class A Common Stock at a purchase price of $14.375 per share as part of the acquisition of H & H Eastern Distributors, Inc. The per share purchase price and number of shares purchasable are each subject to adjustment upon the occurrence of certain events described in the warrant agreement. The warrants are exercisable, in whole or in part, from time-to-time, until September 22, 2003. If the warrants are exercised in whole, the holder thereof

                                                                     (Continued)
                                                        54

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  has  the  right  to  require  the  Company  to file  with  the
                  Securities Exchange Commission a registration statement relating to the sale by the holder of the Class A Common Stock purchasable pursuant to the warrant.

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

                  During fiscal 1997, the Company granted warrants to purchase 100,000 shares of Class A Common Stock, which have been reserved, at $6.75 per share. The warrants, which are exercisable in whole or in part at the discretion of the holder, expire on January 29, 2002. There were no warrants exercised as of November 30, 1997.

         (e)      Profit Sharing Plans

                  The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. A contribution of $500 and $150 was made by the Company to the United States plan in fiscal 1997 and 1996, respectively. No contributions were made to the plan for fiscal year 1995. Contributions required by law to be made for eligible employees in Canada were not material.

(14)     Export Sales

         Export sales of approximately $102,659 and $87,334 for the years ended November 30, 1997 and 1996, respectively, exceeded 10% of sales. Export sales for the year ended November 30, 1995 did not exceed 10% of sales.



                                                                     (Continued)
                                       55

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(15)     Lease Obligations

         At November 30, 1997, the Company was obligated under non-cancelable leases for equipment and warehouse facilities for minimum annual rental payments as follows:


                                           Operating
                                           Leases

          1998                             $1,377
          1999                                904
          2000                                504
          2001                                217
          2002                                 25
          Thereafter                            2
                                          --------
                 Total                     $3,029
                                          ========

         Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,516, $2,292 and $4,080 for the years ended November 30, 1997, 1996 and 1995, respectively.

         The Company leases certain facilities from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. At November 30, 1997, minimum annual rental payments on these related party leases, which are included in the above table, are as follows:


               1998                           $162
               1999                             23

(16)     Financial Instruments

         (a)      Derivative Financial Instruments

                  (1)      Forward Exchange Contracts

                           At November 30, 1997 and 1996, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $26,502 and $5,451, respectively. These contracts have varying maturities with none exceeding one year as of November 30, 1997. For the years ended November 30, 1997, 1996 and 1995, gains and losses on foreign currency transactions which were not hedged were not material. For the years ended November 30, 1997, 1996 and 1995, there were no gains or losses as a result of terminating hedges prior to the transaction date.

                                                                     (Continued)
                                       56

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  (2)      Equity Collar

                           The Company entered into an equity collar on September 26, 1997 to maintain some of the unrealized gains associated with its investment in CellStar
                           (Note 6). The equity collar provides that on September 26, 1998, the Company can put 100,000 shares of CellStar to the counter party to the equity collar (the bank) at $38 per share in exchange for the bank being able to call the 100,000 shares of CellStar at $51 per share. The Company has designated this equity collar as a hedge of 100,000 of its shares in CellStar being that it provides the Company with protection against the market value of CellStar shares falling below $38. Given the high correlation of the changes in the market value of the item being hedged to the item underlying the equity collar, the Company applied hedge accounting for this equity collar. The equity collar is recorded on the balance sheet at fair value with gains and losses on the equity collar reflected as a separate component of equity.

                           Subsequent to year end, the Company sold the equity collar for $1,499 in cash.

                  The Company is exposed to credit losses in the event of nonperformance by the counter parties to its forward exchange contracts and its equity collar. The Company anticipates, however, that counter parties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the counter parties.

         (b)      Off-Balance Sheet Risk

                  Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox Communications and Audiovox Venezuela (Note 9(a)). The Company had open commercial letters of credit of approximately $19,078 and $23,785, of which $10,625 and $17,400 were accrued for as of November 30, 1997 and 1996, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

                  The Company is a party to a joint and several guarantee on behalf of G.L.M. up to the amount of $200. There is no market for this guarantee and it was issued without explicit cost. Therefore, it is not practicable to establish its fair value.



                                                                     (Continued)
                                       57

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (c)      Concentrations of Credit Risk

                  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States and Canada and consist of, among others, cellular carriers and service providers, distributors, agents, mass merchandisers, warehouse clubs and independent retailers.

                  At November 30, 1997, two customers, a cellular carrier and service provider and a Bell Operating Company, accounted for approximately 8.7% and 5.3%, respectively, of accounts receivable. At November 30, 1996, two customers, which included a cellular carrier and service provider and a Bell Operating Company accounted for approximately 11% and 10%, respectively, of accounts receivable.

                  During the year ended November 30, 1997, two customers, a cellular carrier and service provider and a Bell Operating Company, accounted for approximately 11.3% and 9.0%, respectively, of the Company's 1997 sales. During the year ended November 30, 1996, two customers, a Bell Operating Company and a cellular carrier and service provider, accounted for approximately 12% and 9%, respectively, of the Company's 1996 sales. During the year ended November 30, 1995, two Bell Operating Companies and a cellular carrier and service provider accounted for approximately 6%, 7% and 7%, respectively, of the Company's 1995 sales.

                  The Company generally grants credit based upon analyses of its customers' financial position and previously established buying and payment patterns. The Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation. At November 30, 1997 and 1996, 43 and 44 customers, respectively, representing approximately 69% and 70%, of outstanding accounts receivable, had balances owed greater than $500.

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

         (d)      Fair Value

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value, with the exception of current installments of long-term debt,

                                                                     (Continued)
                                       58

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
                  because of the short maturity of these instruments.

                  Investment Securities

                  The carrying amount represents fair value, which is based upon quoted market prices at the reporting date (Note 6).

                  Equity Collar (Derivative)

                  The carrying amount represents fair value, which is based upon the Black Scholes option-pricing model.

                  Long-Term Debt Including Current Installments

                  The carrying amount of bank debt under the Company's revolving Credit Agreement and Malaysian Credit Agreement approximates fair value because of the short maturity of the related obligations. With respect to the Subordinated Debentures, fair values are based on published statistical data.

                  Forward Exchange Contracts (Derivative)

                  The fair value of the forward exchange contracts are based upon exchange rates at November 30, 1997 and 1996 as the contracts are short term.

                  The   estimated   fair  value  of  the   Company's   financial
                    instruments are as follows:


                                  November 30, 1997        November 30, 1996
                                  -----------------        -----------------
                                  Carrying      Fair       Carrying     Fair
                                   Amount      Value        Amount      Value
Equity collar (derivative)        $  1,246    $  1,246            -           -
Long-term obligations
     including current
     installments                  $30,491     $30,910     $ 59,865    $ 56,046
Forward exchange contract                -     $26,125            -       5,316
     obligation (derivative)




                                                                     (Continued)
                                       59

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

(17)     Contingencies

         The Company is a defendant in litigation arising from the normal conduct of its affairs. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that the litigation in which the Company is a defendant is either subject to product liability insurance coverage or, to the extent not covered by such insurance, will not have a material adverse effect on the Company's consolidated financial position.

         The Company has guaranteed certain obligations of its equity investments and has established standby letters of credit to guarantee the bank obligations of Audiovox Communications and Audiovox Venezuela (Note 16(b)).

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      None

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

         Information regarding this item is set forth under the captions "Election of Directors" of the Company's Proxy Statement to be dated March 27, 1998, which will be filed pursuant to Regulation 14A under the Securities
Exchange Act of 1934 (the Proxy Statement) and is incorporated herein by reference. Information with regard to Executive Officers is set forth in Item 1 of this Form 10-K.

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

                                     PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules, and Reports on
           Form 8-K

(a) (1)

The following financial statements are included in Item 8 of this Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and Subsidiaries as of November 30, 1997 and 1996.

Consolidated   Statements   of  Income  (Loss)  of  Audiovox   Corporation   and
Subsidiaries for the Years Ended November 30, 1997, 1996 and 1995.

Consolidated Statements of Stockholders' Equity of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1997, 1996 and 1995.

Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 1997, 1996 and 1995.

Independent Auditors' Report on Financial Statement Schedules


   Schedule                                                Page
    Number      Description                               Number
      II        Valuation and Qualifying Accounts           67


All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                          Independent Auditors' Report







The Board of Directors and Stockholders
   Audiovox Corporation:


Under the date of March 6, 1998 we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1997, which are included in the Company's 1997 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the 1997 annual report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.








                                             s/KPMG Peat Marwick LLP
                                             KPMG PEAT MARWICK LLP



Jericho, New York
March 6, 1998

(3)      Exhibits See Item 14(c) for Index of Exhibits.

(b)      Reports on Form 8-K

         During the fourth quarter, the Registrant filed one report on Form 8-K. The Form 8-K, dated August 19, 1997 and filed September 4, 1997, reported that the Company had executed a Ninth Amendment to the Company's Second Amended and Restated Credit Agreement (the Amendment). The Amendment, among other things, (i) increased the aggregate amount of the lenders' commitments under the Credit Agreement to $95,000,000;
         (ii) extended the term of the Credit Agreement to February 28, 2000; and (iii) decreased the applicable margin on base rate and Eurodollar loans.

(c)      Exhibits


Exhibit
Number                 Description

3.1                     Certificate    of    Incorporation    of   the   company
                        (incorporated by reference to the Company's Registration
                        Statement on Form S-1; No. 33-107, filed May 4, 1987).
3.1a                    Amendment to Certificate of Incorporation  (incorporated
                        by reference to the Company's Annual Report on Form 10-K
                        for the year ended November 30, 1993).
3.2                     By-laws of the Company (incorporated by reference to the Company's Registration
                        Statement on Form S-1; No. 33-10726, filed May 4, 1987).
10.1                    Eighth Amendment, dated as of March 7, 1997, to the Second Amended and
                        Restated Credit Agreement among the Registrant and the several banks and financial institutions (filed via EDGAR herewith).
     10.2               Ninth  Amendment,  dated as of August 19,  1997,  to the
                        Second Amended and Restated  Credit  Agreement among the
                        Registrant   and  the   several   banks  and   financial
                        institutions (incorporated by reference to the Company's
                        Form 8-K filed via EDGAR on September 4, 1997).
     10.3               Tenth Amendment, dated as of October 24, 1997, to the Second Amended and
                        Restated Credit Agreement among the Registrant and the several banks and financial institutions (filed via EDGAR herewith)
11                      Statement of Computation of Income (Loss) per Common Share  (filed via EDGAR herewith).
21                      Subsidiaries of the Registrant  (filed via EDGAR herewith).
23                      Independent Auditors Consent  (filed via EDGAR herewith).
27                      Financial Data Schedule (filed via EDGAR herewith).


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

                                         AUDIOVOX CORPORATION



March 11, 1998                           BY:s/John J. Shalam
                                         John J. Shalam, President
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                 Date
---------                -----                                 ----
                         President;                            March 11, 1998
                         Chief Executive Officer
s/John J. Shalam         (Principal Executive Officer
John J. Shalam            and Director
                         Executive Vice President and          March 11, 1998
s/Philip Christopher     Director
Philip Christopher
                         Senior Vice President,                March 11, 1998
                         Chief Financial Officer (Principal
s/Charles M. Stoehr      Financial and Accounting
Charles M. Stoehr        Officer) and Director
                         Director                              March 11, 1998
s/Patrick M. Lavelle
Patrick M. Lavelle
s/Ann Boutcher           Director                              March 11, 1998
--------------
Ann Boutcher
s/Gordon Tucker          Director                              March 11, 1998
---------------
Gordon Tucker
s/Irving Halevy          Director                              March 11, 1998
---------------
Irving Halevy
s/Richard Maddia         Director                              March 11, 1998
----------------
Richard Maddia
s/Paul C. Kreuch, Jr.    Director                              March 11, 1998
---------------------
Paul C. Kreuch, Jr.

                                                                     Schedule II
                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years Ended November 30, 1997, 1996 and 1995
                                 (In thousands)


     Column A                             Column B               Column C               Column D       Column E
     --------                             --------               --------               --------       --------

                                          Balance at      Charged to      Charged                        Balance
                                          Beginning       Costs and       to Other                       At End
     Description                           Of Year         Expenses       Accounts      Deductions       Of Year
1997
Allowance for doubtful accounts            $  3,115        $  1,300              -      $     918        $ 3,497
Cash discount allowances                        314               -              -            125            189
Co-op advertising and volume
   rebate allowances                          6,977          12,283              -         13,588          5,672
Allowance for cellular deactivations          1,666               -              -            303          1,363
Reserve for warranties and product
   repair costs                               4,975           2,316              -          3,223          4,068
                                          ---------       ---------        -------      ---------      ---------
                                            $17,047         $15,899              -        $18,157        $14,789
                                            =======         =======        =======        =======        =======

1996
Allowance for doubtful accounts            $  2,707       $     430              -     $       22       $  3,115
Cash discount allowances                        165             149              -              -            314
Co-op advertising and volume rebate
   allowances                                 3,225          17,629              -         13,877          6,977
Allowance for cellular deactivations          1,725               -              -             59          1,666
Reserve for warranties and product repair
   costs                                      3,948           3,784              -          2,757          4,975
                                          ---------       ---------        -------      ---------      ---------
                                            $11,770         $21,992              -        $16,715        $17,047
                                            =======         =======        =======        =======        =======

1995
Allowance for doubtful accounts            $  1,623        $  1,816              -      $     732       $  2,707
Cash discount allowances                        237               -              -             72            165
Co-op advertising and volume rebate
   allowances                                 2,688           7,621              -          7,084          3,225
Allowance for cellular deactivations          1,234             491              -              -          1,725
Reserve for warranties and product repair
   costs                                      3,207           3,834              -          3,093          3,948
                                          ---------       ---------        -------      ---------      ---------
                                           $  8,989         $13,762              -        $10,981        $11,770
                                           ========         =======        =======        =======        =======