Form 10-K/A
period 1997-11-30
AUDIOVOX CORP
filed 1998-03-16
CIK 807707

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

(c)      Exhibits


Exhibit
Number                  Description

3.1 Certificate of Incorporation of the company (incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-107, filed May 4, 1987).
3.1a Amendment to Certificate of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1993).
3.2 By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1;
                        No. 33-10726, filed May 4, 1987).
10.1 Eighth Amendment, dated as of March 7, 1997, to the Second Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997).
10.2 Ninth Amendment, dated as of August 19, 1997, to the Second Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Form 8-K filed via EDGAR on September 4, 1997).
10.3 Tenth Amendment, dated as of October 24, 1997, to the Second Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                        November 30, 1997).
11 Statement of Computation of Income (Loss) per Common Share (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30,
                        1997).
21 Subsidiaries of the Registrant (incorporated by reference to the Company's Annual
                        Report on Form 10-K for the year ended November 30,
                        1997).
23 Independent Auditors Consent (filed via EDGAR herewith).

Exhibit
Number                  Description

27 Financial Data Schedule (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997).


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

                                     AUDIOVOX CORPORATION



March 16, 1998                       BY:s/John J. Shalam
                                          John J. Shalam, President
                                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                                 Date
---------                  -----                                 ----
                           President;                            March 16, 1998
                           Chief Executive Officer
s/John J. Shalam           (Principal Executive Officer
John J. Shalam              and Director
                           Executive Vice President and          March 16, 1998
s/Philip Christopher       Director
Philip Christopher
                           Senior Vice President,                March 16, 1998
                           Chief Financial Officer (Principal
s/Charles M. Stoehr        Financial and Accounting Offi
Charles M. Stoehr          cer) and Director
                           Director                              March 16, 1998
s/Patrick M. Lavelle
Patrick M. Lavelle
s/Ann Boutcher             Director                              March 16, 1998
--------------
Ann Boutcher
s/Gordon Tucker            Director                              March 16, 1998
---------------
Gordon Tucker
s/Irving Halevy            Director                              March 16, 1998
---------------
Irving Halevy
s/Richard Maddia           Director                              March 16, 1998
----------------
Richard Maddia
s/Paul C. Kreuch, Jr.      Director                              March 16, 1998
---------------------
Paul C. Kreuch, Jr.