Form 10-Q
period 1998-02-28
AUDIOVOX CORP
filed 1998-04-14
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                   February 28, 1998


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

           Class                                   Outstanding at April 7, 1998

Class A Common Stock                                  17,258,573 Shares
Class B Common Stock                                  2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X
                                                                         Page
                                                                        Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at
                  February 28, 1998 (unaudited) and
                  November 30, 1997                                          3

                  Consolidated Statements of Income
                  for the Three Months Ended
                  February 28, 1998 and February 28, 1997
                  (unaudited)                                                4

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended February 28, 1998
                  and February 28, 1997 (unaudited)                          5

                  Notes to Consolidated Financial Statements                6-8

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                               9-19

PART II           OTHER INFORMATION

ITEM 6            Reports on Form 8-K                                       20

                  SIGNATURES                                                21

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                 FEBRUARY 28,  NOVEMBER 30,
                                                                                    1998          1997
                                                                                  ---------    ---------
                                                                                 (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                                      $   5,427    $   9,445
   Accounts receivable, net                                                          78,705      104,698
   Inventory, net                                                                   125,809      105,242
   Receivable from vendor                                                             9,000        5,000
   Prepaid expenses and other current assets                                         11,410        9,230
   Deferred income taxes                                                              5,147        4,673
   Equity collar                                                                       --          1,246
                                                                                  ---------    ---------
         Total current assets                                                       235,498      239,534
Investment securities                                                                27,950       22,382
Equity investments                                                                   10,657       10,693
Property, plant and equipment, net                                                    8,819        8,553
Excess cost over fair value of assets acquired and other intangible assets, net       5,529        5,557
Other assets                                                                          2,784        3,108
                                                                                  ---------    ---------
                                                                                  $ 291,237    $ 289,827
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $  17,566    $  24,237
   Accrued expenses and other current liabilities                                    13,508       16,538
   Income taxes payable                                                               5,156        9,435
   Bank obligations                                                                   4,166        6,132
   Documentary acceptances                                                            4,809        3,914
                                                                                  ---------    ---------
         Total current liabilities                                                   45,205       60,256
Bank obligations                                                                     33,800       24,300
Deferred income taxes                                                                11,061        8,505
Long-term debt                                                                        6,231        6,191
                                                                                  ---------    ---------
         Total liabilities                                                           96,297       99,252
                                                                                  ---------    ---------
Minority interest                                                                     2,677        2,683
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock                                                                    2,500        2,500
   Common stock:
       Class A; 30,000,000 authorized; 17,253,533 issued                                173          173
       Class B; 10,000,000 authorized; 2,260,954 issued                                  22           22
   Paid-in capital                                                                  145,178      145,155
   Retained earnings                                                                 34,565       32,924
   Cumulative foreign currency translation and adjustment                            (3,961)      (3,428)
   Unrealized gain on marketable securities, net                                     15,646       12,967
   Gain on hedge of available-for-sale securities                                       929         --
   Treasury stock, 340,000 Class A common stock, at cost                             (2,789)      (2,421)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 192,263      187,892
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 291,237    $ 289,827
                                                                                  =========    =========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                     1998             1997
                                                                 ------------    ------------
                                                                  (UNAUDITED)     (UNAUDITED)

Net sales                                                        $    120,974    $    166,614

Cost of sales                                                          98,715         138,612
                                                                 ------------    ------------

Gross profit                                                           22,259          28,022
                                                                 ------------    ------------

Operating expenses:

   Selling                                                              8,290          11,701
   General and administrative                                           8,422           8,919
   Warehousing, assembly and repair                                     3,012           2,866
                                                                 ------------    ------------

       Total operating expenses                                        19,724          23,486
                                                                 ------------    ------------

Operating income                                                        2,535           4,516
                                                                 ------------    ------------

Other income (expense):

   Debt conversion expense                                               --           (12,686)
   Interest and bank charges                                             (846)           (916)
   Equity in income of equity investments                                 406             146
   Management fees and related income                                       7              47
   Gain on sale of equity investment                                     --            23,779
   Other, net                                                             134             442
                                                                 ------------    ------------

       Total other income (expense)                                      (299)         10,812
                                                                 ------------    ------------

Income before provision for income taxes                                2,236          15,328

Provision for income taxes                                                597          11,125
                                                                 ------------    ------------

Net income                                                       $      1,639    $      4,203
                                                                 ============    ============

Net income per common share (basic)                              $       0.09    $       0.24
                                                                 ============    ============

Net income per common share (diluted)                            $       0.09    $       0.23
                                                                 ============    ============

Weighted average number of common shares outstanding (basic)       19,192,431      17,666,945
                                                                 ============    ============

Weighted average number of common shares outstanding (diluted)     19,494,126      18,517,988
                                                                 ============    ============






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                 (IN THOUSANDS)



                                                                            1998        1997
                                                                          --------    --------
                                                                          (UNAUDITED) (UNAUDITED)

Cash flows from operating activities:
   Net income                                                             $  1,639    $  4,203
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
       Debt conversion expense                                                --        12,386
       Depreciation and amortization                                           455         437
       Recovery of bad debt                                                    (73)        (16)
       Equity in income of equity investment                                  (329)       (795)
       Minority interest                                                      (111)        265
       Gain on sale of equity investment                                      --       (23,779)
       Recovery of deferred income taxes, net                                 (132)     (2,433)
       Provision for unearned compensation                                      48          69
       Gain on disposal of property, plant and equipment, net                   (7)         (3)
   Change in:
       Accounts receivable                                                  25,504      26,745
       Inventory                                                           (20,930)     (3,400)
       Accounts payable, accrued expenses and other current liabilities     (9,308)     (6,075)
       Receivable from vendor                                               (4,000)    (10,876)
       Income taxes payable                                                 (4,124)     10,818
       Prepaid expenses and other, net                                      (2,079)     (4,196)
                                                                          --------    --------
          Net cash (used in) provided by operating activities              (13,447)      3,350
                                                                          --------    --------

Cash flows from investing activities:
   Net proceeds from sale of equity collar                                   1,499        --
   Purchases of property, plant and equipment, net                            (691)     (1,103)
   Net proceeds from sale of investment securities                            --        30,182
   Proceeds from distribution from equity investment                           350        --
                                                                          --------    --------
          Net cash provided by investing activities                          1,158      29,079
                                                                          --------    --------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreements               7,743     (29,089)
   Net borrowings (repayments) under documentary acceptances                   895        (836)
   Debt issuance costs                                                        --           (13)
   Repurchase of Class A Common Stock                                         (369)       --
                                                                          --------    --------
          Net cash provided by (used in) financing activities                8,269     (29,938)
                                                                          --------    --------

Effect of exchange rate changes on cash                                          2         (22)
                                                                          --------    --------
Net (decrease) increase in cash and cash equivalents                        (4,018)      2,469
Cash and cash equivalents at beginning of period                             9,445      12,350
                                                                          --------    --------
Cash and cash equivalents at end of period                                $  5,427    $ 14,819
                                                                          ========    ========







SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of February 28, 1998 and November 30, 1997 and the results of operations and consolidated statements of cash flows for the three-month periods ended February 28, 1998 and February 28, 1997. The interim figures are not necessarily indicative of the results for the year.

         Accounting  policies adopted by the Company are identified in Note 1 of
         the  Notes  to  Consolidated   Financial  Statements  included  in  the
         Company's 1997 Annual Report filed on Form 10-K.

(2) The following is supplemental information relating to the consolidated statements of cash flows:


                                                             Three Months Ended
                                                   -----------------------------
                                                       February 28,   February 28,
                                                          1998           1997

          Cash paid during the period:
               Interest (excluding bank charges)          $   496       $1,701
               Income taxes                                $3,973       $2,783

         As of February 28, 1998, the Company recorded an unrealized holding gain relating to available-for-sale marketable securities, net of deferred taxes, of $15,646 as a separate component of stockholders' equity.

         During the first quarter of 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a separate component of stockholders' equity.

(3) In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15,

         1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on investments in equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective December 1, 1998, as required.

         In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, ceratin specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements disclosures. The Company will adopt this accounting standard in fiscal 1999, as required.

(4) During the second quarter of 1997, the Company's Board of Directors approved the repurchase of 1,000,000 shares of the Company's Class A Common Stock in the open market under a share repurchase program (the Program). As of February 28, 1998, 340,000 shares were repurchased under the Program at an average price of $8.20 per share for an aggregate amount of $2,789.

(5) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(6) In February 1997, the FASB issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share amounts for all periods presented have been restated to conform to the new presentation. A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:


                                                                1998           1997
                                                              -----------   -----------
Net income (numerator for basic earnings per share)           $     1,639   $     4,203
Interest on 6 1/4% convertible subordinated debentures,
   net of tax                                                          21           122
                                                              -----------   -----------
Adjusted net income (numerator for diluted earnings per
   share)                                                     $     1,660   $     4,325
                                                              ===========   ===========
Weighted average common shares (denominator for basic
   earnings per share)                                         19,192,431    17,666,945
Effect of dilutive securities:
   6 1/4% convertible subordinated debentures                     128,192       749,902
   Employee stock options and stock warrants                      106,706        36,803
   Employee stock grants                                           66,797        64,338
                                                              -----------   -----------
Weighted average common and potential common shares
   outstanding (denominator for diluted earnings per share)    19,494,126    18,517,988
                                                              ===========   ===========
Basic earnings per share                                      $      0.09   $      0.24
                                                              ===========   ===========
Diluted earnings per share                                    $      0.09   $      0.23
                                                              ===========   ===========

   Employee stock options and stock warrants of 1,250,500 and 3,122,375 for the quarter ended February 28, 1998 and 1997, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company markets its products under its own brand as well as private labels to a large and diverse distribution network both domestically and internationally. The Company's products are distributed by two separate marketing groups: Communications and Automotive. The Communications group consists of Audiovox Communications Corp. (ACC) and the Quintex retail operations (Quintex), both of which are wholly-owned subsidiaries of the Company. The Communications group markets cellular telephone products and receives activation commissions and residual fees from its retail sales. The price at which the Company's retail outlets sell cellular telephones is often affected by the activation commission the Company will receive in connection with such sale. The activation commission paid by a cellular telephone carrier is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual fees are based upon a percentage of customers' usage and are calculated based on the amount of local air time fees collected from the base of customers activated by the Company on a particular cellular carrier's system. The Automotive group consists of Audiovox Automotive Electronics (AAE), a division of the Company, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A., which are majority-owned subsidiaries. Products in the Automotive group include automotive sound and security equipment, car accessories, home and portable sound products and mobile video. The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. General expenses and other income items which are not readily allocable are not included in the results of the various marketing groups.

   This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "anticipates," "expects," "may," "intend" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including, but not limited to, foreign currency risks, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and inventory availability, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

   The following table sets forth for the periods indicated certain statements of income data for the Company expressed as a percentage of net sales:

                                        Percentage of Net Sales
                                     Three Months Ended February 28,
                                     --------------------------------
                                           1998      1997
                                           -----    -----
Net sales:
     Product sales:
        Cellular wholesale                  55.5%    64.5%
        Cellular retail                      0.7      1.5
        Sound                               15.2     11.8
        Security and accessories            18.7     12.9
                                           -----    -----
                                            90.1     90.7
Activation commissions                       5.2      6.2
     Residual fees                           0.8      0.8
     Other                                   3.8      2.3
                                           -----    -----
        Total net sales                    100.0    100.0
Cost of sales                               81.6     83.2
                                           -----    -----
Gross profit                                18.4     16.8

Selling                                      6.9      7.0
General and administrative expense           7.0      5.4
Warehousing, assembly and repair             2.5      1.7
                                           -----    -----
     Total operating expenses               16.3     14.1
                                           -----    -----
Operating income                             2.1      2.7

Debt conversion expense                       --      7.6
Interest and bank charges                    0.7      0.5
Equity in income of equity investments       0.3      0.1
Management fees and related income            --       --
Gain on sale of equity investment             --     14.3
Other income                                 0.1      0.3
Provision for income taxes                   0.5      6.7
                                            -----    -----
Net income                                   1.4%     2.5%
                                            =====    =====

RESULTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

CONSOLIDATED RESULTS

         Net sales were $120,974 for 1998, a decrease of $45,640, or 27.4%, over the same period last year. The decrease in net sales was partially offset by a corresponding increase in gross profit margins to 18.4% from 16.8% last year. Operating expenses decreased to $19,724 from $23,486, a 16.0% decrease. Operating income for 1998 was $2,535, a decrease of $1,981 compared to last year.

         The net sales and percentage of net sales by product line and marketing group for the three months ended February 28, 1998 and February 28, 1997 are reflected in the following table:

                                              Three Months Ended
                                                  February 28,
                                   ----------------------------------------
                                            1998              1997
                                   ------------------  ------------------
Net sales:
     Communications
        Cellular wholesale         $ 67,110      55.5% $107,419      64.5%
        Cellular retail                 852       0.7     2,518       1.5
        Activation commissions        6,347       5.2    10,377       6.2
        Residual fees                   998       0.8     1,315       0.8
        Other                         2,760       2.3     2,643       1.6
                                   --------     -----  --------     -----
           Total Communications      78,067      64.5   124,272      74.6
                                   --------     -----  --------     -----
     Automotive
        Sound                        18,428      15.2    19,628      11.8
        Security and accessories     22,677      18.7    21,493      12.9
        Other                         1,802       1.5       961       0.6
                                   --------     -----  --------     -----
           Total Automotive          42,907      35.5    42,082      25.3
     Other                             --         --        260       0.2
                                   --------     -----  --------     -----
           Total                   $120,974     100.0% $166,614     100.0%
                                   ========     =====  ========     =====

COMMUNICATION RESULTS

         The Communications group is composed of ACC and Quintex, both wholly-owned subsidiaries of Audiovox Corporation. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line.

         Net sales were $78,067, a decrease of $46,205, or 37.2%, over the same period last year. Unit sales of cellular telephones decreased 86,600 units, or 12.2%, from 1997. Average unit selling prices decreased approximately 27.7% to $102 from $141 but were offset by a corresponding decrease of 23.3% in average unit cost. The number of new cellular subscriptions processed by Quintex decreased 36.8%, with an accompanying decrease in activation commissions of approximately $4,030, or 38.8%. The average commission received by Quintex per activation also decreased approximately 3.1% from last year. Unit gross profit margins decreased to 9.2% from 14.0% last year. The Communications group may experience lower gross profits in the future as the group completes the transition from analog product to digital product. Operating expenses decreased to $11,439 from $14,852. As a percentage of net sales, however, operating expenses increased to 14.7% during 1998 compared to 12.0% in 1997. Selling expenses decreased $3,345 from last year, primarily in advertising and divisional marketing, partially offset by increases in trade show expenses. General and administrative expenses decreased during 1998 by $309 from 1997, primarily in office expenses and professional fees. Warehousing and assembly expenses increased by $241 during 1998 over last year, primarily in direct labor and field warehouse expenses. Pre-tax income for 1998 was $459, a decrease of $3,301 compared to last year.

         The following table sets forth for the periods indicated certain statements of income data for the Communications group expressed as a percentage of net sales:

                                 COMMUNICATIONS

                                                 Three Months Ended
                                                   February 28,
                                           1998                 1997
                                    --------------------  --------------------

Net sales:
     Cellular product - wholesale   $ 67,110       86.0%  $ 107,419       86.4%
     Cellular product - retail           852        1.1       2,518        2.0
     Activation commissions            6,347        8.1      10,377        8.4
     Residual fees                       998        1.3       1,315        1.1
     Other                             2,760        3.5       2,643        2.1
                                    --------      ------  ---------      -----
         Total net sales              78,067      100.0     124,272      100.0
Gross profit                          13,199       16.9      19,701       15.9
Total operating expenses              11,439       14.7      14,852       12.0
                                    --------      ------  ---------      -----
Operating income                       1,760        2.3       4,849        3.9
Other expense                         (1,301)      (1.7)     (1,089)      (0.9)
                                    --------      ------  ---------      -----
Pre-tax income                      $    459        0.6   $   3,760        3.0%
                                    ========      =====   =========      =====

AUTOMOTIVE RESULTS

     Net sales increased approximately $825 compared to last year, an increase of 2.0%. Increases were experienced in the security and accessories product lines and were partially offset by decreases in automotive sound product lines. Automotive sound decreased 6.1% compared to last year, primarily due to decreased sales in Prestige Audio and SPS product lines, partially offset by an increase in AV and Private Label. Also during 1997, the Company contributed the net assets of the Heavy Duty Sound division to a newly-formed 50%-owned joint venture. Excluding this event, sound sales increased 8.3% during 1998 compared to 1997. It is anticipated that the loss of this revenue will be realized from the joint venture. Automotive security and accessories increased 5.5% compared to last year, primarily due to increased sales in Prestige security, Protector Hardgoods and Mobile Video, partially offset by decreases in net sales of cruise controls and AA Security. Gross margins increased to 21.2% from 20.4% last year. This increase was experienced in SPS, AV and Prestige Audio sound products and Protector Hardgoods. Operating expenses increased to $6,756 from $6,381. Selling expenses decreased from last year by $39, primarily in international operations and the transfer of the Heavy Duty Sound division, offset by increases in commission, advertising and trade shows. General and administrative expenses increased over 1997 by $429, primarily in bad debt expenses and office salaries in both the international and domestic operations. Warehousing and assembly expenses decreased from 1997 by $15. Pre-tax income for 1998 was $1,379, an increase of $64 compared to last year.
     The following table sets forth for the periods indicated certain statement of income data for the Automotive group expressed as a percentage of net sales:

                                   AUTOMOTIVE


                                          Three Months Ended
                                              February 28,
                                 -------------------------------------------
                                         1998                 1997
                                --------------------  --------------------
Net sales:
     Sound                      $ 18,428       42.9%  $ 19,628       46.6%
     Security and accessories     22,677       52.9     21,493       51.1
     Other                         1,802        4.2        961        2.3
                                --------      ------  ---------      -----
        Total net sales           42,907      100.0     42,082      100.0
Gross profit                       9,099       21.2      8,571       20.4
Total operating expenses           6,756       15.7      6,381       15.2
                                --------      ------  ---------      -----
Operating income                   2,343        5.5      2,190        5.2
Other expense                       (964)      (2.2)      (875)      (2.1)
                                --------      ------  ---------      -----
Pre-tax income                  $  1,379        3.2%  $  1,315        3.1%
                                ========      =====   ========      =====

OTHER INCOME AND EXPENSE

     Interest expense and bank charges decreased by $70 for the three months ended February 28, 1998 compared to the same period last year, primarily due to the decrease in interest bearing subordinated debentures which were exchanged for shares of common stock during the first quarter of 1997. Equity in income of equity investments and management fees and related income increased $220 for the three months ended February 28, 1998 compared to the same periods last year. The equity investment primarily responsible for the increase was ASA, accounting for $155 of the increase compared to last year for the three months ended, partially offset by a decline in Audiovox Pacific.

     During the first quarter of 1997, the Company sold a total of 1,360,000 shares of CellStar for net proceeds of $30,182 and a net gain of $14,743.

PROVISION FOR INCOME TAXES

     Income taxes are provided for at a blended federal and state rate of 40% for profits from normal business operations. Over the last several months, the Company has implemented various tax strategies which have resulted in lowering the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at February 28, 1998 decreased approximately $4,018 from the November 30, 1997 level. Operating activities used approximately $13,447, primarily from increases in cellular inventory, an advance to a supplier for product to be delivered during the second quarter of 1998, and decreases in accounts payable and accrued expenses, partially offset by profitable operations and a decrease in accounts receivable. Investing activities provided approximately $1,158, primarily from the sale of an equity collar. Financing activities provided approximately $8,269, primarily from the borrowings under line of credit agreements and documentary acceptances.

     On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") which superseded the first amendment in its entirety. During 1997 and 1996, the Credit Agreement was amended ten times providing for various changes to the terms. The terms as of February 28, 1998 are summarized below. Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations were secured at November 30, 1996 by a pledge agreement entered into by the Company for 2,125,000 shares of CellStar Common Stock and 100 shares of ACC. Subsequent to November 30, 1996, the shares of CellStar Common Stock were released from the Pledge Agreement. Availability of credit under the Credit Agreement is a maximum aggregate amount of $95,000, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit Agreement expires on February 28, 2000. The Credit Agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital as follows: pre-tax income of $4,000 per annum; pre-tax income of $1,500 for the two consecutive fiscal quarters ending May 31, 1997, 1998 and 1999; pre-tax income of $2,500 for the two consecutive fiscal quarters ending November 30, 1997, 1998 and 1999; the Company cannot have pre-tax losses of more than $1,000 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters. In addition, the Company must maintain a minimum level of total net worth of $170,000. The

Company must maintain a minimum working capital of $125,000. The Credit Agreement provides for adjustments to the covenants in the event of certain specified non-operating transactions. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1998 and for the reasonable foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on investments in equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective December 1, 1998, as required.

     In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This

Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements disclosures. The Company will adopt this accounting standard in fiscal 1999, as required.

PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K

         No reports were filed on Form 8-K during the first quarter.

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

Dated:  April 14, 1998

                                     By:s/Charles M. Stoehr
                                           Charles M. Stoehr
                                           Senior Vice President and
                                           Chief Financial Officer