Form 10-Q
period 1998-05-31
AUDIOVOX CORP
filed 1998-07-15
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                   May 31, 1998


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

           Class                                    Outstanding at July 7, 1998

           Class A Common Stock                          17,258,573 Shares
           Class B Common Stock                           2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X
                                                                        Page
                                                                       Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at
                  May 31, 1998 (unaudited) and
                  November 30, 1997                                         3

                  Consolidated Statements of Income (Loss)
                  for the Three and Six Months Ended
                  May 31, 1998 and May 31, 1997
                  (unaudited)                                               4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended May 31, 1998
                  and May 31, 1997 (unaudited)                              5

                  Notes to Consolidated Financial Statements               6-9

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                              10-25

PART II           OTHER INFORMATION

ITEM 6            Reports on Form 8-K                                      26

                  SIGNATURES                                               27

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                    MAY 31,    NOVEMBER 30,
                                                                                     1998         1997
                                                                                  ---------    ---------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $   7,247    $   9,445
   Accounts receivable, net                                                          81,159      104,698
   Inventory, net                                                                   117,085      105,242
   Receivable from vendor                                                             6,327        5,000
   Prepaid expenses and other current assets                                          8,497        9,230
   Deferred income taxes                                                              7,721        4,673
   Equity collar                                                                       --          1,246
                                                                                  ---------    ---------
         Total current assets                                                       228,036      239,534
Investment securities                                                                28,296       22,382
Equity investments                                                                   10,473       10,693
Property, plant and equipment, net                                                   16,228        8,553
Excess cost over fair value of assets acquired and other intangible assets, net       5,426        5,557
Other assets                                                                          2,695        3,108
                                                                                  ---------    ---------
                                                                                  $ 291,154    $ 289,827
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                               $  30,105    $  24,237
   Accrued expenses and other current liabilities                                    14,279       16,538
   Income taxes payable                                                               3,197        9,435
   Bank obligations                                                                   4,393        6,132
   Documentary acceptances                                                            4,252        3,914
   Current installments of capital lease obligation                                      62         --
                                                                                  ---------    ---------
         Total current liabilities                                                   56,288       60,256
Bank obligations                                                                     24,600       24,300
Deferred income taxes                                                                 9,439        8,505
Long-term debt                                                                        5,851        6,191
Capital lease obligation                                                              6,422         --
                                                                                  ---------    ---------
         Total liabilities                                                          102,600       99,252
                                                                                  ---------    ---------
Minority interest                                                                     2,811        2,683
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock                                                                    2,500        2,500
   Common stock:
       Class A; 30,000,000 authorized; 17,258,573 and 17,253,533 issued
         1998 and 1997, respectively                                                    173          173
       Class B; 10,000,000 authorized; 2,260,954 issued                                  22           22
   Paid-in capital                                                                  145,252      145,155
   Retained earnings                                                                 29,869       32,924
   Cumulative foreign currency translation adjustment                                (4,131)      (3,428)
   Unrealized gain on marketable securities, net                                     13,918       12,194
   Unrealized gain on equity collar, net                                               --            773
   Gain on hedge of available-for-sale securities                                       929         --
   Treasury stock, 340,000 Class A common stock, at cost                             (2,789)      (2,421)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 185,743      187,892
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 291,154    $ 289,827
                                                                                  =========    =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED MAY 31, 1998 AND 1997
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          MAY 31,                   MAY 31,
                                                     1998          1997         1998          1997
                                                   ---------    ---------    ---------    ---------

Net sales                                          $ 132,411    $ 148,195    $ 253,384    $ 314,809

Cost of sales (including an inventory write-down
   to market in 1998 of $6,600)                      118,367      123,140      217,082      261,752
                                                   ---------    ---------    ---------    ---------

Gross profit                                          14,044       25,055       36,302       53,057
                                                   ---------    ---------    ---------    ---------

Operating expenses:

   Selling                                             9,366        8,848       17,656       20,549
   General and administrative                          9,393        9,379       17,815       18,298
   Warehousing, assembly and repair                    3,242        3,016        6,253        5,882
                                                   ---------    ---------    ---------    ---------

       Total operating expenses                       22,001       21,243       41,724       44,729
                                                   ---------    ---------    ---------    ---------

Operating income (loss)                               (7,957)       3,812       (5,422)       8,328
                                                   ---------    ---------    ---------    ---------

Other income (expense):

   Debt conversion expense                              --           --           --        (12,686)
   Interest and bank charges                          (1,149)        (433)      (1,995)      (1,349)
   Equity in income of equity investments                469          167          876          313
   Management fees and related income                     14           28           21           75
   Gain on sale of equity investment                    --         10,187         --         33,966
   Other, net                                            (97)         271           35          713
                                                   ---------    ---------    ---------    ---------

       Total other income (expense)                     (763)      10,220       (1,063)      21,032
                                                   ---------    ---------    ---------    ---------

Income (loss) before provision for (recovery of)
   income taxes                                       (8,720)      14,032       (6,485)      29,360

Provision for (recovery of) income taxes              (4,025)       5,678       (3,429)      16,803
                                                   ---------    ---------    ---------    ---------

Net income (loss)                                  $  (4,695)   $   8,354    $  (3,056)   $  12,557
                                                   =========    =========    =========    =========

Net income (loss) per common share (basic)         $  ( 0.24)   $    0.43    $ ( 0.16)    $    0.68
                                                   ==========   =========    =========    =========

Net income (loss) per common share (diluted)       $  ( 0.24)   $    0.43    $ ( 0.16)    $    0.67
                                                   ==========   =========    =========    =========

Weighted average number of common shares
outstanding (basic)                                19,174,487   19,415,100   19,183,459   18,541,023
                                                   ===========  ===========  ===========  ==========
Weighted average number of common shares           19,174,487   19,645,777   19,183,459   19,081,884
outstanding (diluted)                              ===========  ===========  ===========  ==========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED MAY 31, 1998 AND 1997
                                 (IN THOUSANDS)



                                                                            1998         1997
                                                                          --------    --------
                                                                         (UNAUDITED) (UNAUDITED)

Cash flows from operating activities:
   Net income (loss)                                                      $ (3,056)   $ 12,557
Adjustment to reconcile net income to net cash provided by
       operating activities:
       Debt conversion expense                                                --        12,386
       Depreciation and amortization                                         1,135         924
       Provision for bad debt expense                                          253         172
       Equity in income of equity investment                                  (897)       (388)
       Minority interest                                                       142         779
       Gain on sale of equity investment                                      --       (33,966)
       Recovery of deferred income taxes, net                               (3,272)     (3,086)
       Provision for unearned compensation                                      96         111
       Loss (gain) on disposal of property, plant and equipment, net            17          (7)
       Warrant expense                                                        --           106
   Change in:
       Accounts receivable                                                  22,450      33,492
       Inventory                                                           (12,709)    (11,587)
       Accounts payable, accrued expenses and other current liabilities      4,390      (8,779)
       Receivable from vendor                                               (1,327)     (3,475)
       Income taxes payable                                                 (6,072)      4,532
       Prepaid expenses and other, net                                       1,016         223
                                                                          --------    --------
          Net cash provided by operating activities                          2,166       3,994
                                                                          --------    --------

Cash flows from investing activities:
   Net proceeds from sale of equity collar                                   1,499        --
   Purchases of property, plant and equipment, net                          (2,236)     (2,087)
   Proceeds from sale of investment security                                  --        42,088
   Purchase of equity investments                                             --        (4,706)
   Purchase of convertible debentures                                       (3,132)       --
   Proceeds from distribution from equity investment                           561        --
                                                                          --------    --------
          Net cash provided by (used in)  investing activities              (3,308)     35,295
                                                                          --------    --------

Cash flows from financing activities:
   Net repayments under line of credit agreements                             (925)    (27,654)
   Net borrowings (repayments) under documentary acceptances                   338        (973)
   Debt issuance costs                                                        --           (13)
   Proceeds from issuance of Class A Common Stock                             --         2,328
   Repurchase of Class A Common Stock                                         (369)       (328)
                                                                          --------    --------
          Net cash used in financing activities                               (956)    (26,640)
                                                                          --------    --------

Effect of exchange rate changes on cash                                       (100)        (53)
                                                                          --------    --------
Net increase (decrease)  in cash and cash equivalents                       (2,198)     12,596
Cash and cash equivalents at beginning of period                             9,445      12,350
                                                                          --------    --------
Cash and cash equivalents at end of period                                $  7,247    $ 24,946
                                                                          ========    ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            THREE AND SIX MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of May 31, 1998 and November 30, 1997 and the results of operations and consolidated statements of cash flows for the three and six month periods ended May 31, 1998 and May 31, 1997. The interim figures are not necessarily indicative of the results for the year.

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

(2) The following is supplemental information relating to the consolidated statements of cash flows:


                                                             Six Months Ended
                                                         -----------------------
                                                          May 31,       May 31,
                                                           1998          1997

Cash paid during the period:
     Interest (excluding bank charges)                     $1,364       $ 1,210
     Income taxes                                          $4,364       $15,161

         As of May 31, 1998, the Company recorded a net unrealized holding gain relating to available-for-sale marketable securities, net of deferred taxes, of $13,918 as a separate component of stockholders' equity.

         During the first quarter of 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a separate component of stockholders' equity.

          During the second quarter of 1998, the Company converted 400 million Japanese Yen of its Shintom Co. Ltd (Shintom) Convertible Debentures (Shintom Debentures) to 1,904,000 shares of Shintom Common Stock.

         During the second quarter of 1998, a capital lease obligation of $6,573 was incurred when the Company entered into a building lease (Note 7).

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

(4) During the second quarter of 1997, the Company's Board of Directors approved the repurchase of 1,000,000 shares of the Company's Class A Common Stock in the open market under a share repurchase program (the Program). As of May 31, 1998, 340,000 shares were repurchased under the Program at an average price of $8.20 per share for an aggregate amount of $2,789.

(5) In February 1997, the FASB issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share amounts for all periods presented have been restated to conform to the new presentation. A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:


                                                              Three Months Ended                  Six Months Ended
                                                                   May 31,                              May 31,
                                                             1998             1997              1998             1997
                                                          ----------       ----------        ----------       ----------
Net income (loss) (numerator for basic
   earnings (loss) per share)                             $  (4,695)       $    8,354        $  (3,056)       $   12,557
Interest on 6 1/4% convertible subordinated                                                                                        -
   debentures, net of tax                                         -                21               -               143
                                                          ----------       ----------        ----------       ----------
Adjusted net income (loss) (numerator for
   diluted earnings (loss) per share)                     $  (4,695)       $    8,375        $  (3,056)       $   12,700
                                                          ==========       ==========        ==========       ==========
Weighted average common shares
   (denominator for basic earnings (loss) per
   share)                                                 19,174,487       19,415,100        19,183,459       18,541,023
Effect of dilutive securities:
   6 1/4% convertible subordinated debentures                      -          128,192                 -          439,048
   Employee stock options and stock warrants                       -           32,868                 -           34,836
   Employee stock grants                                           -           69,617                 -           66,977
                                                          -----------      ----------        -----------      ----------
Weighted average common and potential
   common shares outstanding (denominator
   for diluted earnings (loss) per share)                 19,174,487       19,645,777        19,183,459       19,081,884
                                                          ==========       ==========        ==========       ==========
Basic earnings (loss) per share                       $       (0.24)   $         0.43    $       (0.16)   $         0.68
                                                      ==============   ==============    ==============   ==============
Diluted earnings (loss) per share                     $       (0.24)   $         0.43    $       (0.16)   $         0.67
                                                      ==============   ==============    ==============   ==============

         Employee stock options and stock warrants totaling 3,723,675 and 3,122,375 for the quarter ended May 31, 1998 and 1997, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

(6) During the second quarter of 1998, the Company purchased 400 million Japanese Yen (approximately $3,132) of Shintom Debentures. The Company exercised its option to convert the Shintom Debentures into 1,904,000 shares of Shintom Common Stock. The Company accounts for its investment in Shintom as an available-for-sale marketable equity security. The aggregate fair value of the available-for-sale marketable equity security was $2,265 at May 31, 1998, which is comprised of a cost basis of $3,132 and a gross unrealized holding loss of $867 recorded as a separate component of stockholders' equity at May 31, 1998. A related deferred tax asset of $330 was recorded at May 31, 1998 as a reduction to the unrealized holding loss included as a separate component of stockholders' equity.

(7) During the second quarter of 1998, the Company entered into a 30-year lease, for a building, with its principal stockholder and chief executive officer. A significant portion of the lease payments, as required under the lease agreement, consist of the debt service payments required to be made by the principal stockholder in connection with the financing of the construction of the building. For financial reporting purposes, the lease has been classified as a capital lease, and accordingly, a building and the related obligation of approximately $6,573 has been recorded. Future minimum lease payments for this capital lease in effect at May 31, 1998 are as follows:


          June 1, 1998 - November 30, 1998              $   289
          Fiscal November 30, 1999                          579
          Fiscal November 30, 2000                          579
          Fiscal November 30, 2001                          579
          Fiscal November 30, 2002                          579
          Fiscal November 30, 2003                          579
          Thereafter                                     13,263
                                                        -------
          Total minimum lease payments                   16,447
          Less:  amount representing interest             9,963
                                                        -------
          Present value of net minimum lease payments     6,484
          Less:  current installments                        62
                                                        -------
          Long-term obligation                          $ 6,422
                                                        =======

(8) Receivable from vendor represents claims due from and payments to TALK Corporation.

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

     The following table sets forth for the periods indicated certain statements of income (loss) data for the Company expressed as a percentage of net sales:

                                                                              Percentage of Net Sales
                                                     Three Months Ended  Six Months Ended
                                                            May 31,           May 31,
                                                      1998      1997     1998   1997
                                                      ----      ----     ----   ----
Net sales:
     Product sales:
        Cellular wholesale                            58.5%     58.6%    57.0%     61.7%
        Cellular retail                                0.9       1.2      0.8       1.4
        Sound                                         15.7      16.2     15.5      13.9
        Security and accessories                      16.5      15.5     17.6      14.1
                                                      -----     -----    -----     -----
                                                      91.5      91.5     90.9      91.1
Activation commissions                                 4.2       5.6      4.7       5.9
     Residual fees                                     0.7       0.7      0.8       0.8
     Other                                             3.5       2.1      3.6       2.2
                                                      -----     -----    -----     -----
        Total net sales                              100.0%    100.0%   100.0%    100.0%
Cost of sales                                         89.4      83.1     85.7      83.1
                                                      -----     -----    -----     -----
Gross profit                                          10.6      16.9     14.3      16.9

Selling                                                7.1       6.0      7.0       6.5
General and administrative expense                     7.1       6.3      7.0       5.8
Warehousing, assembly and repair                       2.4       2.0      2.5       1.9
                                                      -----     -----    -----     -----
     Total operating expenses                         16.6      14.3     16.5      14.2
                                                      -----     -----    -----     -----
Operating income (loss)                               (6.0)      2.6     (2.1)      2.6

Debt conversion expense                                --        --       --        4.0
Interest and bank charges                              0.9       0.3      0.8       0.4
Equity in income of equity investments                 0.4       0.1      0.3       0.1
Management fees and related income                     --        --       --        --
Gain on sale of equity investment                      --        6.9      --       10.8
Other income (expense)                                (0.1)      0.2      --        0.2
Income (loss) before provision for (recovery of)
     income taxes                                     (6.6)      9.5     (2.6)      9.3
Provision for (recovery of) income taxes              (3.0)      3.8     (1.4)      5.3
                                                      -----     -----    -----     -----
Net income (loss)                                     (3.5)%     5.6%    (1.2)%     4.0%
                                                      =====     =====    =====     =====

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1997

     Net sales were $132,411 for 1998, a decrease of $15,784, or 10.7%, from the same period last year. The decrease in net sales was primarily in the Communications group. During the quarter, the Communications group recorded a charge of $6.6 million to adjust the carrying value of certain inventories to market. This charge was for analog cellular telephones from a specific supplier. This supplier has issued a credit to the Company of $1.0 million to partially offset this write-down. The charge reduced gross profit margins to 10.6%. Operating expenses increased to $22,001 from $21,243, a 3.6% increase. The operating loss for 1998 was $7,957 compared to last year's operating income of $3,812.

     The net sales and percentage of net sales by product line and marketing group for the three months ended May 31, 1998 and May 31, 1997 are reflected in the following table:

                                         Three Months Ended
                                                May 31,
                                   --------------------------------------
                                   1998                 1997
                                   ------               -----
Net sales:
Communications
   Cellular wholesale         $  77,412      58.5% $  86,871       58.6%
   Cellular retail                1,139       0.9      1,793        1.2
   Activation commissions         5,614       4.2      8,288        5.6
   Residual fees                    917       0.7      1,097        0.7
   Other                          2,946       2.2      3,129        2.1
                              ---------      -----  --------      -----
      Total Communications       88,028      66.5    101,178       68.3
                              ---------      -----  --------      -----
Automotive
   Sound                         20,788      15.7     24,034       16.2
   Security and accessories      21,875      16.5     22,937       15.5
   Other                          1,720       1.3        615        0.4
                              ---------      -----  ---------     -----
      Total Automotive           44,383      33.5     47,586       32.1
Other                              --          --       (569)      (0.4)
                              ---------      ----- ---------      -----
      Total                   $ 132,411     100.0% $ 148,195      100.0%
                              =========     ====== =========      ======

                                       13

SIX MONTHS ENDED MAY 31, 1998 COMPARED TO SIX MONTHS ENDED MAY 31, 1997

     Net sales were $253,384 for 1998, a decrease of $61,425, or 19.5%, from the same period last year. The decrease in net sales was primarily in the Communications group. Gross margins decreased to 14.3% for 1998 from 16.9% in 1997, primarily due to the aforementioned charge for inventory. Operating expenses decreased to $41,724 from $44,729, a 6.7% decrease. The operating loss for 1998 was $5,422 compared to last year's operating income of $8,328.

     The net sales and percentage of net sales by product line and marketing group for the six months ended May 31, 1998 and May 31, 1997 are reflected in the following table:

                                             Six Months Ended
                                                May 31,
                                   --------------------------------------
                                   1998                 1997
                                   ------               -----
Net sales:
     Communications
   Cellular wholesale         $144,522      57.0% $ 194,290       61.7%
   Cellular retail               1,991       0.8      4,311        1.4
   Activation commissions       11,961       4.7     18,665        5.9
   Residual fees                 1,915       0.8      2,412        0.8
   Other                         5,705       2.3      5,772        1.8
                              --------     -----  ---------      -----
      Total Communications     166,094      65.6    225,450       71.6
                              --------     -----  ---------      -----
Automotive
   Sound                        39,216      15.5     43,662       13.9
   Security and accessories     44,552      17.6     44,430       14.1
   Other                         3,522       1.4      1,577        0.5
                              --------     -----  ---------      -----
      Total Automotive          87,290      34.4     89,669       28.5
Other                             --         --        (310)      (0.1)
                              --------     -----  ---------      -----
      Total                   $253,384     100.0% $ 314,809      100.0%
                              ========     =====  =========      =====

COMMUNICATION RESULTS
THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1997

     The Communications group is composed of ACC and Quintex, both wholly-owned subsidiaries of Audiovox Corporation. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line. Net sales were $88,028, a decrease of $13,150, or 13.0%, from the same period last year. Unit sales of cellular telephones increased approximately 28,000 units, or 4.6%, from 1997. Average unit selling prices decreased approximately 11.9% to $111 from $126 but were partially offset by a corresponding decrease of 3.5% in average unit cost. The number of new cellular subscriptions processed by Quintex decreased 28.9%, with an accompanying decrease in activation commissions of approximately $2,674, or 32.3%. The average commission received by Quintex per activation also decreased approximately 4.8% from last year. Unit gross profit margins decreased to 3.3% from 11.7% last year. This decrease was primarily due to a $6.6 million charge to adjust the carrying value of certain cellular inventories, partially offset by a $1.0 credit from a supplier. This charge was the result of a software problem in certain analog cellular phones, as well as a continuing decrease in the selling prices of analog telephones due to pressure from the growing digital presence in the market. While the analog market is still quite large, the Communications group may experience lower gross profits in the future due to the price sensitivity of this market place. Operating expenses increased to $12,911 from $11,776. As a percentage of net sales, operating expenses increased to 14.7% during 1998 compared to 11.6% in 1997. Selling expenses increased $730 from last year, primarily in advertising and divisional marketing, partially offset by decreases in commissions and salaries.

General and administrative expenses increased during 1998 by $390 from 1997, primarily in occupancy costs, salaries and temporary personnel. Warehousing and tooling increased by $15 during 1998 over last year, primarily in direct labor. The operating loss for 1998 was $8,610 compared to operating income of $4,172 last year.

     The following table sets forth for the periods indicated certain statements of income (loss) data for the Communications group expressed as a percentage of net sales:

                                 COMMUNICATIONS

                                               Three Months Ended
                                                     May 31,
                                        --------------------------------------
                                              1998                 1997
                                            ------               -----

Net sales:
     Cellular product - wholesale   $ 77,412       87.9%  $  86,871       85.9%
     Cellular product - retail         1,139        1.3       1,793        1.8
     Activation commissions            5,614        6.4       8,288        8.2
     Residual fees                       917        1.0       1,097        1.1
     Other                             2,946        3.3       3,129        3.1
                                    --------      -----   ---------      -----
         Total net sales              88,028      100.0     101,178      100.0
                                    --------      -----   ---------      -----
Gross profit                           4,301        4.9      15,948       15.8
Total operating expenses              12,911       14.7      11,776       11.6
                                    --------      -----   ---------      -----
Operating income (loss)               (8,610)      (9.8)      4,172        4.1
Other expense                         (1,770)      (2.0)     (1,143)      (1.1)
                                    --------      -----   ---------      -----
Pre-tax income (loss)               $(10,380)     (11.8)% $   3,029        3.0%
                                    ========      =====   =========      =====

SIX MONTHS ENDED MAY 31, 1998 COMPARED TO SIX MONTHS ENDED MAY 31, 1997

     Net sales were  $166,094,  a decrease of $59,356,  or 26.3%,  from the same period last year. Unit sales of cellular telephones decreased approximately 58,000 units, or 4.4%, from 1997. Average unit selling prices decreased approximately 20.3% to $107 from $134 but were partially offset by a corresponding decrease of 14.0% in average unit cost. The number of new cellular subscriptions processed by Quintex decreased 33.4%, with an accompanying decrease in activation commissions of approximately $6,704, or 35.9%. The average commission received by Quintex per activation also decreased approximately 3.8% from last year. Unit gross profit margins decreased to 6.1% from 13.4% last year. This decrease was primarily due to a $6.6 million charge to adjust the carrying value of certain cellular inventories, partially offset by a $1.0 credit from a supplier. This charge was the result of a software problem in certain analog cellular phones, as well as a continuing decrease in the selling prices of analog telephones due to pressure from the growing digital presence in the market. While the analog market is still quite large, the Communications group may experience lower gross profits in the future due to the price sensitivity of this market place. Operating expenses decreased to $24,350 from $26,628. As a percentage of net sales, operating expenses increased to 14.7% during 1998 compared to 11.8% in 1997. Selling expenses decreased $2,615 from last year, primarily in commissions, salaries, advertising and divisional marketing. General and administrative expenses increased during 1998 by $81 from 1997, primarily in occupancy costs, depreciation and temporary personnel. Warehousing and assembly expenses increased by $256 during 1998 over last year, primarily in tooling expenses and field warehouse expenses. The operating loss for 1998 was $6,850 compared to operating income of $9,021 last year.

     The following table sets forth for the periods indicated certain statements of income (loss) data for the Communications group expressed as a percentage of net sales:

                                 COMMUNICATIONS

                                                         Six Months Ended
                                                             May 31,
                                               1998                      1997
                                               ------                    -----

Net sales:
     Cellular product - wholesale     $ 144,522         87.0%    $ 194,290         86.2%
     Cellular product - retail            1,991          1.2         4,311          1.9
     Activation commissions              11,961          7.2        18,665          8.3
     Residual fees                        1,915          1.2         2,412          1.1
     Other                                5,705          3.4         5,772          2.6
                                      ---------        -----     ---------        -----
         Total net sales                166,094        100.0       225,450        100.0
                                      ---------        -----     ---------        -----
Gross profit                             17,500         10.5        35,649         15.8
Total operating expenses                 24,350         14.7        26,628         11.8
                                      ---------        -----     ---------        -----
Operating income (loss)                  (6,850)        (4.1)        9,021          4.0
Other expense                            (3,071)        (1.8)       (2,232)        (1.0)
                                      ---------        -----     ---------        -----
Pre-tax income (loss)                 $  (9,921)        (6.0)%   $   6,789          3.0%
                                      =========        =====     =========        =====

AUTOMOTIVE RESULTS
THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1997

     Net sales decreased approximately $3,203 compared to last year, a decrease of 6.7%. Decreases were experienced in the sound, security and accessories product lines, partially offset by an increase in other, primarily consumer goods. Automotive sound decreased 13.5% compared to last year, primarily due to decreased sales in Prestige Audio, SPS and AV product lines and reduced sales in our international operations. Automotive security and accessories decreased 4.6% compared to last year, primarily due to decreased sales in our international operations and Protector Hardgoods, partially offset by increased sales in Prestige security, cruise controls and Mobile Video. Gross margins increased to 22.0% from 19.9% last year. This increase was experienced in SPS, AV and Prestige Audio sound products, Protector Hardgoods and Prestige security. Operating expenses increased to $6,873 from $6,571. Selling expenses decreased from last year by $116, primarily in salesmen salaries in international operations, divisional marketing and advertising, partially offset by increases in commissions. General and administrative expenses decreased from 1997 by $211, primarily in foreign buying office expenses. Warehousing and assembly expenses increased from 1997 by $629, primarily in direct labor and tooling. Operating income for 1998 was $2,896 compared to $2,911 last year.

     The following table sets forth for the periods indicated certain statement of income data for the Automotive group expressed as a percentage of net sales:

                                   AUTOMOTIVE


                                            Three Months Ended
                                                May 31,
                                         1998              1997
                                        ------             -----
Net sales:
     Sound                        $ 20,788     46.8%    $ 24,034      50.5%
     Security and accessories       21,875     49.3       22,937      48.2
     Other                           1,720      3.9          615       1.3
                                  --------    -----     --------     -----
        Total net sales             44,383    100.0       47,586     100.0
Gross profit                         9,769     22.0        9,482      19.9
Total operating expenses             6,873     15.5        6,571      13.8
                                  --------    -----     --------     -----
Operating income                     2,896      6.5        2,911       6.1
Other expense                         (944)    (2.1)        (905)     (1.9)
                                  --------    -----     --------     -----
Pre-tax income                    $  1,952      4.4%    $  2,006       4.2%
                                  ========    =====     ========      =====

SIX MONTHS ENDED MAY 31, 1998 COMPARED TO SIX MONTHS ENDED MAY 31, 1997

         Net sales decreased approximately $2,379 compared to last year, a decrease of 2.7%. Decreases were experienced in automotive sound, while security and accessories product lines remained relatively the same as last year. Other sales, primarily consumer goods, increased over 100%. Automotive sound decreased 10.2% compared to last year, primarily due to decreased sales in international operations, Prestige Audio and SPS product lines, partially offset by an increase in AV. Also during 1997, the Company contributed the net assets of the Heavy Duty Sound division to a newly-formed 50%-owned joint venture. Excluding this event, sound sales decreased 4.5% during 1998 compared to 1997. It is anticipated that the loss of this revenue will be realized through the joint venture. Automotive security and accessories increased 0.3% compared to last year, primarily due to increased sales in Prestige security and Mobile Video, offset by decreases in net sales of Protector Hardgoods, AA Security and international operations. Gross margins increased to 21.6% from 20.1% last year. This increase was experienced primarily in Prestige security and Protector Hardgoods. Operating expenses increased to $13,629 from $12,952. Selling expenses decreased from last year by $155, primarily in international operations and the result of the transfer of the Heavy Duty Sound division, offset by increases in commissions and trade shows. General and administrative expenses increased over 1997 by $218, primarily in bad debt expenses and office salaries in both international and domestic operations. Warehousing and assembly expenses increased from 1997 by $614 primarily in tooling and field warehousing. Operating income for 1998 was $5,239 compared to $5,101 last year.

     The following table sets forth for the periods indicated certain statement of income data for the Automotive group expressed as a percentage of net sales:

                                   AUTOMOTIVE


                                                    Six Months Ended
                                                       May 31,
                                          1998                     1997
                                          ------                   -----
Net sales:
     Sound                        $ 39,216         44.9%    $ 43,662         48.7%
     Security and accessories       44,552         51.0       44,430         49.5
     Other                           3,522          4.0        1,577          1.8
                                  --------        -----     --------        -----
        Total net sales             87,290        100.0       89,669        100.0
Gross profit                        18,868         21.6       18,053         20.1
Total operating expenses            13,629         15.6       12,952         14.4
                                  --------        -----     --------        -----
Operating income                     5,239          6.0        5,101          5.7
Other expense                       (1,908)        (2.2)      (1,780)        (2.0)
                                  --------        -----     --------        -----
Pre-tax income                    $  3,331          3.8%    $  3,321          3.7%
                                  ========        =====     ========        =====

OTHER INCOME AND EXPENSE

     Interest expense and bank charges increased by $716 and $646 for the three and six months ended May 31, 1998, respectively, compared to the same periods last year, primarily due to an increase in interest-bearing debt. Equity in income of equity investments and management fees and related income increased $288 and $509 for the three and six months ended May 31, 1998, respectively, compared to the same periods last year. The increases are attributable to Audiovox Specialized Applications, LLC (ASA) and Audiovox Pacific. ASA had 1998 earnings in excess of 1997 both for the quarter and year to date. In 1997, the Company had written down its investment in Audiovox Pacific to zero and, accordingly, has not recorded its share of additional losses incurred by Audiovox Pacific in 1998. During 1997, the Company's share of Audiovox Pacific losses were $310 and $355 for the three and six months ended, respectively.

PROVISION FOR INCOME TAXES

     Provision for income taxes and income tax recovery are provided for at a blended federal and state rate of 40% for profits or losses from normal business operations. Over the last several months, the Company has implemented various tax strategies which have resulted in lowering the effective tax rate. LIQUIDITY AND CAPITAL RESOURCES The Company's cash position at May 31, 1998 decreased approximately $2,198 from the November 30, 1997 level. Operating activities provided approximately $2,166, primarily from decreases in accounts receivable and increases in accounts payable and accrued expenses, partially offset by an operating loss and an increase in inventories and reduction in income taxes payable.. Investing activities used approximately $3,308, primarily from the purchase of convertible debentures and property, plant and equipment, offset by the sale of an equity collar. Financing activities used approximately $956, primarily from repayments under line of credit agreements and repurchase of Class A Common Stock. On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"). From May 5, 1995 through May 31, 1998, the Credit Agreement was amended eleven times providing for various changes to the terms. The terms as of May 31, 1998 are summarized below. Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement continue to be guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable and inventory of the Company and those subsidiaries. The obligations are secured by the shares of ACC.

Availability of credit under the Credit Agreement is a maximum aggregate amount of $95,000, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit Agreement expires on February 28, 2000.

     The Credit Agreement  contains  several  covenants  requiring,  among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital as follows: pre-tax income of $4,000 per annum; pre-tax income of $1,500 for the two consecutive fiscal quarters ending May 31, 1997, 1998 and 1999; pre-tax income of $2,500 for the two consecutive fiscal quarters ending November 30, 1997, 1998 and 1999; the Company cannot have pre-tax losses of more than $1,000 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters; minimum level of total net worth of $172,500. At May 31, 1998, the Company was not in compliance with its pre-tax income and pre-tax loss covenants which were subsequently waived. As of the date of issuance of the financial statements, the Company's creditors waived their right to call the bank obligations. The Credit Agreement provides for adjustments to the covenants in the event of certain specified non-operating transactions. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1998 and for the reasonable foreseeable future. RECENT ACCOUNTING PRONOUNCEMENTS In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on investments in equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective December 1, 1998, as required.

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

PART II - OTHER INFORMATION

Item 6.           Reports on Form 8-K

     During the second quarter, the Registrant filed one report on Form 8-K. The Form 8-K, dated March 20, 1998 and filed March 31, 1998, reported that the Company had executed an Eleventh Amendment to the Company's Second Amended and Restated Credit Agreement (the Amendment). The Amendment, among other things, changed the definition of "Borrowing Base" thereby increasing the amount of credit available to the Company.

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

Dated:  July 15, 1998

                                             By:s/Charles M. Stoehr
                                                   Charles M. Stoehr
                                                   Senior Vice President and
                                                   Chief Financial Officer