Form 10-Q
period 1998-08-31
AUDIOVOX CORP
filed 1998-10-15
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                   August 31, 1998


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

                    Yes   X                                      No

Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

           Class                              Outstanding at October  9, 1998
           Class A Common Stock                          17,258,573 Shares
           Class B Common Stock                            2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X
                                                                         Page
                                                                        Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at
                  August 31, 1998 (unaudited) and
                  November 30, 1997                                          3

                  Consolidated Statements of Income (Loss)
                  for the Three and Nine Months Ended
                  August 31, 1998 and August 31, 1997
                  (unaudited)                                                4

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended August 31, 1998
                  and August 31, 1997 (unaudited)                            5

                  Notes to Consolidated Financial Statements               6-10

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                               11-27

PART II           OTHER INFORMATION

ITEM 6            Reports on Form 8-K                                       28

                  SIGNATURES                                                29

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                 AUGUST 31,    NOVEMBER 30,
                                                                                     1998        1997
                                                                                  ---------    ---------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  10,075    $   9,445
   Accounts receivable, net                                                          87,031      104,698
   Inventory, net                                                                    99,962      105,242
   Receivable from vendor                                                             3,098        5,000
   Prepaid expenses and other current assets                                          5,651        9,230
   Deferred income taxes                                                              5,743        4,673
   Equity collar                                                                       --          1,246
                                                                                  ---------    ---------
         Total current assets                                                       211,560      239,534
Investment securities                                                                19,969       22,382
Equity investments                                                                   10,824       10,693
Property, plant and equipment, net                                                   17,170        8,553
Excess cost over fair value of assets acquired and other intangible assets, net       5,730        5,557
Other assets                                                                          3,197        3,108
                                                                                  ---------    ---------
                                                                                  $ 268,450    $ 289,827
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                               $  26,165    $  24,237
   Accrued expenses and other current liabilities                                    16,266       16,538
   Income taxes payable                                                               2,520        9,435
   Bank obligations                                                                   9,299        6,132
   Documentary acceptances                                                            3,767        3,914
   Current installments of capital lease obligation                                      62         --
                                                                                  ---------    ---------
         Total current liabilities                                                   58,079       60,256
Bank obligations                                                                     14,000       24,300
Deferred income taxes                                                                 3,628        8,505
Long-term debt                                                                        5,790        6,191
Capital lease obligation                                                              6,386         --
                                                                                  ---------    ---------
         Total liabilities                                                           87,883       99,252
                                                                                  ---------    ---------
Minority interest                                                                     2,721        2,683
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock                                                                    2,500        2,500
   Common stock:
   Class A; 30,000,000 authorized; 17,258,573 and 17,253,533 issued
   1998 and 1997, respectively                                                          173          173
       Class B; 10,000,000 authorized; 2,260,954 issued                                  22           22
   Paid-in capital                                                                  145,300      145,155
   Retained earnings                                                                 32,451       32,924
   Cumulative foreign currency translation adjustment                                (4,659)      (3,428)
   Unrealized gain on marketable securities, net                                      4,421       12,194
   Unrealized gain on equity collar, net                                               --            773
   Gain on hedge of available-for-sale securities, net                                  929         --
   Treasury stock, 447,000 Class A common stock, at cost                             (3,291)      (2,421)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 177,846      187,892
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 268,450    $ 289,827
                                                                                  =========    =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
          FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            AUGUST 31,                        AUGUST 31,
                                                       1998             1997            1998            1997
                                                   ------------    ------------    ------------    ------------
                                                           (UNAUDITED)                      (UNAUDITED)

Net sales                                          $    154,501    $    153,124    $    407,886    $    467,933

Cost of sales (including an inventory write-down
   to market of $6,600 during the second quarter
   of 1998)                                             129,623         127,490         346,705         389,242
                                                   ------------    ------------    ------------    ------------

Gross profit                                             24,878          25,634          61,181          78,691
                                                   ------------    ------------    ------------    ------------

Operating expenses:

   Selling                                                8,490           8,597          26,146          29,146
   General and administrative                             9,347           9,037          27,162          27,335
   Warehousing, assembly and repair                       3,113           2,972           9,367           8,854
                                                   ------------    ------------    ------------    ------------

       Total operating expenses                          20,950          20,606          62,675          65,335
                                                   ------------    ------------    ------------    ------------

Operating income (loss)                                   3,928           5,028          (1,494)         13,356
                                                   ------------    ------------    ------------    ------------

Other income (expense):

   Debt conversion expense                                 --              --              --           (12,686)
   Interest and bank charges                             (1,387)           (523)         (3,382)         (1,872)
   Equity in income of equity investments                   326             749           1,201           1,062
   Management fees and related income                         7              18              28              94
   Gain on sale of investment                               427             303             427          34,270
   Other, net                                               900             (10)            938             702
                                                   ------------    ------------    ------------    ------------

       Total other income (expense)                         273             537            (788)         21,570
                                                   ------------    ------------    ------------    ------------

Income (loss) before provision for (recovery of)
   income taxes                                           4,201           5,565          (2,282)         34,926

Provision for (recovery of) income taxes                  1,620           2,467          (1,808)         19,271
                                                   ------------    ------------    ------------    ------------

Net income (loss)                                  $      2,581    $      3,098    $       (474)   $     15,655
                                                   ============    ============    ============    ============

Net income (loss) per common share (basic)         $       0.14    $       0.16    $      (0.02)   $       0.83
                                                   ============    ============    ============    ============

Net income (loss) per common share (diluted)       $       0.14    $       0.16    $      (0.02)   $       0.82
                                                   ============    ============    ============    ============

Weighted average number of common shares
outstanding (basic)                                  19,118,385      19,407,913      19,161,768      18,829,986
                                                   ============    ============    ============    ============
Weighted average number of common shares             19,320,075      19,822,432      19,161,768      19,328,733
outstanding (diluted)                              ============    ============    ============    ============






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                 (IN THOUSANDS)



                                                                             1998       1997
                                                                          --------    --------
                                                                        (UNAUDITED) (UNAUDITED)

Cash flows from operating activities:
   Net income (loss)                                                      $   (474)   $ 15,655
Adjustment to reconcile net income to net cash provided by
       operating activities:
       Debt conversion expense                                                --        12,386
       Depreciation and amortization                                         1,790       1,451
       Provision for bad debt expense                                          632         539
       Equity in income of equity investment                                (1,229)     (1,156)
       Minority interest                                                       141       1,381
       Gain on sale of investment                                             (427)    (34,270)
       Recovery of deferred income taxes, net                               (1,291)     (3,098)
       Provision for unearned compensation                                     144         137
       Gain on disposal of property, plant and equipment, net                 (198)        (17)
       Warrant expense                                                        --           106
   Change in:
       Accounts receivable                                                  15,755      22,199
       Inventory                                                             3,493     (25,454)
       Accounts payable, accrued expenses and other current liabilities      2,702       5,553
       Receivable from vendor                                                1,901      (8,200)
       Income taxes payable                                                 (6,688)      1,898
       Prepaid expenses and other, net                                       2,735      (2,257)
                                                                          --------    --------
          Net cash provided by (used in) operating activities               18,986     (13,147)
                                                                          --------    --------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                          (3,696)     (3,053)
   Proceeds from sale of investment securities                               4,658      42,422
   Purchase of investment                                                     --        (4,706)
   Purchase of convertible debentures                                      (12,719)       --
   Proceeds from distribution from equity investment                           561          50
                                                                          --------    --------
          Net cash provided by (used in)  investing activities             (11,196)     34,713
                                                                          --------    --------

Cash flows from financing activities:
   Net repayments under line of credit agreements                           (5,844)    (27,543)
   Net borrowings (repayments) under documentary acceptances                  (147)        513
   Debt issuance costs                                                        --           (13)
   Proceeds from issuance of Class A Common Stock                             --         2,328
   Principal payments on capital lease obligation                              (35)       --
   Repurchase of Class A Common Stock                                         (870)       (890)
                                                                          --------    --------
          Net cash used in financing activities                             (6,896)    (25,605)

Effect of exchange rate changes on cash                                       (264)       (131)
                                                                          --------    --------
Net increase (decrease)  in cash and cash equivalents                          630      (4,170)
Cash and cash equivalents at beginning of period                             9,445      12,350
                                                                          --------    --------
Cash and cash equivalents at end of period                                $ 10,075    $  8,180
                                                                          ========    ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE AND NINE MONTHS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of August 31, 1998 and November 30, 1997, the consolidated statements of income (loss) for the three and nine month periods ended August 31, 1998 and August 31, 1997, and the consolidated statements of cash flows for the nine months ended August 31, 1998 and August 31, 1997. The interim figures are not necessarily indicative of the results for the year.

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

(2) The following is supplemental information relating to the consolidated statements of cash flows:


                                                        Nine Months Ended
                                                   --------------------------
                                                    August 31,     August 31,
                                                      1998           1997

Cash paid during the period:
     Interest (excluding bank charges)               $ 2,019       $ 1,378
     Income taxes                                    $ 4,415       $19,753

         As of August 31, 1998, the Company recorded a net unrealized holding gain relating to available-for-sale marketable securities, net of deferred taxes, of $4,421 as a separate component of stockholders' equity.

         During the first quarter of 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a separate component of stockholders' equity.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          During the second quarter of 1998, the Company purchased 400 million Japanese Yen (approximately $3,132) of Shintom Co. Ltd (Shintom) Convertible Debentures. The Company exercised its option to convert the Shintom Debentures into 1,904,000 shares of Shintom Common Stock. The Company accounts for its investment in Shintom as an available-for-sale marketable equity security. The aggregate fair value of the available-for-sale marketable equity security was $1,516 at August 31, 1998, which is comprised of a cost basis of $3,132 and a gross unrealized holding loss of $1,616 recorded as a separate component of stockholders' equity at August 31, 1998. A related deferred tax asset of $614 was recorded at August 31, 1998 as a reduction to the unrealized holding loss included as a separate component of stockholders' equity.

         During the second quarter of 1998, a capital lease obligation of $6,573 was incurred when the Company entered into a building lease (Note 6).

         During the third quarter of 1998, the Company purchased 400 million Japanese Yen (approximately $2,732) of Shintom Debentures. The Company exercised its option to convert the Shintom Debentures into shares of Shintom Common Stock. The Company sold the Shintom Common Stock yielding net proceeds of $3,159 and a gain of $427.

         During the third quarter of 1998, the Company purchased one billion Japanese Yen (approximately $6,854) of Shintom Debentures. The Company accounts for its investment in Shintom as an available-for-sale marketable security. The aggregate fair value and cost of the available-for-sale marketable security was $6,854 at August 31, 1998.

         During the third quarter, the Company purchased approximately 1,324,075 warrants at a price of $1.30 per warrant, tendered pursuant to the terms of its self-tender offer. After purchasing the tendered warrants, the Company has 344,800 remaining warrants outstanding.

(3) During the second quarter of 1997, the Company's Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's Class A Common Stock in the open market under a share repurchase program (the Program). As of August 31, 1998, 447,000 shares were repurchased under the Program at an average price of $7.36 per share for an aggregate amount of $3,291.

(4) In February 1997, the FASB issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         per share amounts for all periods presented have been restated to conform to the new presentation. A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:


                                                      Three Months Ended            Nine Months Ended
                                                          August 31,                   August 31,
                                                    1998            1997          1998              1997
                                                ------------   ------------   ------------    ------------
Net income (loss) (numerator for basic
   earnings (loss) per share)                   $      2,581   $      3,098   $       (474)   $     15,655
Interest on 6 1/4% convertible subordinated
   debentures, net of tax                                 21             21           --               164
                                                ------------   ------------   ------------    ------------
Adjusted net income (loss) (numerator for
   diluted earnings (loss) per share)           $      2,602   $      3,119   $       (474)   $     15,819
                                                ============   ============   ============    ============
Weighted average common shares
   (denominator for basic earnings (loss) per
   share)                                         19,118,385     19,407,913     19,161,768      18,829,986
Effect of dilutive securities:
   6 1/4% convertible subordinated debentures        128,192        128,192           --           335,429
   Employee stock options and stock warrants            --          211,390           --            93,687
   Employee stock grants                              73,498         74,937           --            69,631
                                                ------------   ------------   ------------    ------------
Weighted average common and potential
   common shares outstanding (denominator
   for diluted earnings (loss) per share)         19,320,075     19,822,432     19,161,768      19,328,733
                                                ============   ============   ============    ============
Basic earnings (loss) per share                 $       0.14   $       0.16   $      (0.02)   $       0.83
                                                ============   ============   ============    ============
Diluted earnings (loss) per share               $       0.14   $       0.16   $      (0.02)   $       0.82
                                                ============   ============   ============    ============

          Employee stock options and stock warrants totaling 3,642,875 and 1,150,500 for the quarter ended August 31, 1998 and 1997, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

(5) In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on investments in equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective December 1, 1998, as required.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, ceratin specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements disclosures. The Company will adopt this accounting standard in fiscal 1999, as required.

         The FASB issued Statement No.133,"Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early application of all the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Management of the Company does not believe that the implementation of Statement 133 will have a significant impact on its financial position or results of operations.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) During the second quarter of 1998, the Company entered into a 30-year lease, for a building, with its principal stockholder and chief executive officer. A significant portion of the lease payments, as required under the lease agreement, consist of the debt service payments required to be made by the principal stockholder in connection with the financing of the construction of the building. For financial reporting purposes, the lease has been classified as a capital lease, and, accordingly, a building and the related obligation of approximately $6,573 has been recorded. Future minimum lease payments for this capital lease in effect at August 31, 1998 are as follows:


                September 1, 1998 - November 30, 1998         $   147
                Fiscal November 30, 1999                          579
                Fiscal November 30, 2000                          579
                Fiscal November 30, 2001                          579
                Fiscal November 30, 2002                          579
                Fiscal November 30, 2003                          579
                Thereafter                                     13,263
                                                              -------
                Total minimum lease payments                   16,305
                Less:  amount representing interest             9,857
                                                              -------
                Present value of net minimum lease payments     6,448
                Less:  current installments                        62
                                                              -------
                Long-term obligation                          $ 6,386
                                                              =======

(7) Receivable from vendor represents claims due from TALK Corporation of $3,098.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company markets its products under its own brand as well as private labels to a large and diverse distribution network both domestically and internationally. The Company's products are distributed by two separate marketing groups: Communications and Automotive. The Communications group consists of Audiovox Communications Corp. (ACC) and the Quintex retail operations (Quintex), both of which are wholly-owned subsidiaries of the Company. The Communications group markets cellular telephone products and receives activation commissions and residual fees from its retail sales. The price at which the Company's retail outlets sell cellular telephones is often affected by the activation commission the Company will receive in connection with such sale. The activation commission paid by a cellular telephone carrier is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual fees are based upon a percentage of customers' usage and are calculated based on the amount of local air time fees collected from the base of customers activated by the Company on a particular cellular carrier's system. The Automotive group consists of Audiovox Automotive Electronics (AAE), a division of the Company, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela C.A., which are majority-owned subsidiaries. Products in the Automotive group include automotive sound and security equipment, car accessories, home and portable sound products and mobile video. The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. General expenses and other income items which are not readily allocable are not included in the results of the various marketing groups.

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

     The following table sets forth for the periods indicated certain statements of income (loss) data for the Company expressed as a percentage of net sales:

                                                                              Percentage of Net Sales
                                                     Three Months Ended  Nine Months Ended
                                                        August 31,          August 31,
                                                      1998      1997      1998      1997
                                                     ------    ------    ------    ------
Net sales:
     Product sales:
        Cellular wholesale                            66.9%     58.6%     60.8%     60.7%
        Cellular retail                                0.8       0.8       0.8       1.2
        Sound                                         11.5      14.9      14.0      14.2
        Security and accessories                      12.6      17.5      15.7      15.2
                                                     ------    ------    ------    ------
                                                      91.8      91.8      91.3      91.3
Activation commissions                                 3.7       4.2       4.3       5.4
     Residual fees                                     0.6       0.8       0.7       0.8
     Other                                             3.9       3.2       3.7       2.6
                                                     ------    ------    ------    ------
        Total net sales                              100.0%    100.0%    100.0%    100.0%
Cost of sales                                         83.9      83.3      85.0      83.2
                                                     ------    ------    ------    ------
Gross profit                                          16.1      16.7      15.0      16.8
                                                     ------    ------    ------    ------

Selling                                                5.5       5.6       6.4       6.2
General and administrative expense                     6.0       5.9       6.7       5.9
Warehousing, assembly and repair                       2.0       1.9       2.3       1.9
                                                     ------    ------    ------    ------
     Total operating expenses                         13.5      13.4      15.4      14.0
                                                     ------    ------    ------    ------
Operating income (loss)                                2.6       3.3      (0.4)      2.8

Debt conversion expense                                 --        --        --      (2.7)
Interest and bank charges                             (0.9)     (0.3)     (0.8)     (0.4)
Equity in income of equity investments                 0.2       0.5       0.3       0.2
Management fees and related income                      --        --        --        --
Gain on sale of investment                             0.3       0.2       0.1       7.3
Other income                                           0.6        --       0.2       0.2
Income (loss) before provision for (recovery of)
     income taxes                                      2.7       3.6      (0.6)      7.5
Provision for (recovery of) income taxes               1.0       1.6      (0.4)      4.1
                                                     ------    ------    ------    ------
Net income (loss)                                      1.7%      2.0%     (0.1)%     3.3%
                                                     ======    ======    ======    ======


RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
THREE  MONTHS  ENDED  AUGUST 31, 1998  COMPARED TO THREE MONTHS ENDED AUGUST 31,
1997

         Net sales were $154,501 for 1998, an increase of $1,377, or 0.9%, from the same period last year. The increase in net sales was in the Communications group partially offset by declines in the Automotive Group. Sales from our international operations were also down from last year by approximately 63%. Sales in Malaysia were down $6,588, or 80%, and sales in Venezuela were down $1,945, or 43%. Gross margins were 16.1% in 1998 compared to 16.7% in 1997. Operating expenses increased to $20,950 from $20,606, a 1.7% increase. The operating income for 1998 was $3,928 compared to last year's $5,028.
         The net sales and percentage of net sales by product line and marketing group for the three months ended August 31, 1998 and August 31, 1997 are reflected in the following table:

                                                  Three Months Ended
                                                     August 31,
                                ----------------------------------------------------------------------
                                           1998               1997
                                   ------------------- -------------------
Net sales:
     Communications
        Cellular wholesale         $103,435      66.9% $ 89,714      58.6%
        Cellular retail               1,194       0.8     1,157       0.8
        Activation commissions        5,708       3.7     6,430       4.2
        Residual fees                   941       0.6     1,248       0.8
        Other                         3,259       2.1     3,376       2.2
                                   --------     ------ --------     ------
           Total Communications     114,537      74.1   101,925      66.6
                                   --------     ------ --------     ------
     Automotive
        Sound                        17,716      11.5    22,890      14.9
        Security and accessories     19,542      12.6    26,721      17.5
        Consumer electronics          2,706       1.8     1,242       0.8
                                   --------     ------ --------     ------
           Total Automotive          39,964      25.9    50,853      33.2
     Other                             --          --       346       0.2
                                   --------     ------ --------     ------
           Total                   $154,501     100.0% $153,124     100.0%
                                   ========     ====== ========     ======


NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1997

         Net sales were $407,886 for 1998, a decrease of $60,047, or 12.8%, from the same period last year. The decrease in net sales was in both the Communications and Automotive groups. Sales from our international operations decreased 38% from the comparable period last year. Malaysian sales were down $18,568, or 75%, partially offset by a $6,110 increase (over 100%) in Venezuelan sales. Gross margins decreased to 15.0% for 1998 from 16.8% in 1997, primarily due to the second quarter 1998 cellular inventory write-down. Operating expenses decreased to $62,675 from $65,335 a 4.1% decrease. The operating loss for 1998 was $1,494 compared to last year's operating income of $13,356.
         The net sales and percentage of net sales by product line and marketing group for the nine months ended August 31, 1998 and August 31, 1997 are reflected in the following table:

                                                               Nine Months Ended
                                                                    August 31,
                                                             1998                    1997
                                                         -----------------    -----------------
Net sales:
     Communications
        Cellular wholesale                               $247,957    60.8%    $284,004    60.7%
        Cellular retail                                     3,185     0.8        5,468     1.2
        Activation commissions                             17,669     4.3       25,095     5.4
        Residual fees                                       2,856     0.7        3,660     0.8
        Other                                               8,965     2.2        9,148     2.0
                                                         --------   ------    --------   ------
           Total Communications                           280,632    68.8      327,375    70.0
                                                         --------   ------    --------   ------
     Automotive
        Sound                                              56,932    14.0       66,552    14.2
        Security and accessories                           64,094    15.7       71,150    15.2
        Consumer electronics                                6,228     1.5        2,819     0.6
                                                         --------   ------    --------   ------
           Total Automotive                               127,254    31.2      140,521    30.0
     Other                                                   --       --            37       --
                                                         --------   ------    --------   ------
           Total                                         $407,886   100.0%    $467,933   100.0%
                                                         ========   ======    ========   ======

COMMUNICATIONS RESULTS
THREE  MONTHS  ENDED  AUGUST 31, 1998  COMPARED TO THREE MONTHS ENDED AUGUST 31,
1997

     The Communications group is composed of ACC and Quintex, both wholly-owned subsidiaries of Audiovox Corporation. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line.

     Net sales were $114,537,  an increase of $12,612,  or 12.4%,  from the same period last year. Unit sales of cellular telephones increased approximately 167,000 units, or 23.0%, from 1997. Average unit selling prices decreased approximately 6.1% to $108 during the third quarter of 1998 from $116 for the same period in 1997, but were partially offset by a corresponding decrease of 2.4% in average unit cost during the same periods. The number of new cellular subscriptions processed by Quintex decreased 10.1%, with an accompanying decrease in activation commissions of approximately $722, or 11.2%. The average commission received by Quintex per activation also decreased approximately 1.2% from last year. Cellular unit gross profit margins decreased to 8.0% during the quarter from 11.5% last year. Operating expenses increased to $11,847 from $11,411. As a percentage of net sales, however, operating expenses decreased to 10.3% during 1998 compared to 11.2% in 1997. Selling expenses increased $131 from last year, primarily in advertising and divisional marketing, partially offset by decreases in commissions and salaries. General and administrative expenses increased during 1998 by $473 from 1997, primarily in occupancy costs, bad debt and temporary personnel. Warehousing and assembly expenses decreased by $168 during 1998 from last year, primarily in tooling and direct labor. Operating income for 1998 was $4,594 compared to last year's $3,477.

     The following table sets forth for the periods indicated certain statements of income data for the Communications group expressed as a percentage of net sales:

                                 COMMUNICATIONS

                                                 Three Months Ended
                                                       August 31,
                                           1998                   1997
                                     -------------------   ---------------------

Net sales:

     Cellular product - wholesale   $ 103,435     90.3%    $  89,714     88.0%
     Cellular product - retail          1,194      1.0         1,157      1.1
     Activation commissions             5,708      5.0         6,430      6.3
     Residual fees                        941      0.8         1,248      1.2
     Other                              3,259      2.8         3,376      3.3
                                    ---------    -----     ---------    -----
         Total net sales              114,537    100.0       101,925    100.0
                                    ---------    -----     ---------    -----
Gross profit                           16,441     14.4        14,888     14.6
Total operating expenses               11,847     10.3        11,411     11.2
                                    ---------    -----     ---------    -----
Operating income                        4,594      4.0         3,477      3.4
Other expense                          (1,478)    (1.3)       (1,242)    (1.2)
                                    ---------    -----     ---------    -----
Pre-tax income                      $   3,116      2.7%    $   2,235      2.2%
                                    =========    =====     =========    =====

NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1997

     Net sales were  $280,632,  a decrease of $46,743,  or 14.3%,  from the same period last year. Unit sales of cellular telephones increased approximately 109,000 units, or 5.3%, from 1997. Average unit selling prices during the nine months decreased approximately 15.7% to $107 from $128 for the same period last year, but were partially offset by a corresponding decrease of 10.3% in average unit cost. The number of new cellular subscriptions processed by Quintex decreased 27.1%, with an accompanying decrease in activation commissions of approximately $7,426, or 29.6%. The average commission received by Quintex per activation also decreased approximately 3.4% from last year. Cellular unit gross profit margins decreased to 6.9% during 1998 from 12.5%
last year. This decrease was primarily due to a $6.6 million charge during the second quarter of 1998 to adjust the carrying value of certain cellular inventories, partially offset by a $1.0 million credit from a supplier. This charge was the result of a software problem in certain analog cellular phones, as well as a continuing decrease in the selling prices of analog telephones due to pressure from the growing digital presence in the market. While the analog market is still quite large, the Communications group may experience lower gross profits in the future due to the price sensitivity of this market place. Operating expenses decreased to $36,197 from $38,039. As a percentage of net sales, operating expenses increased to 12.9% during 1998 compared to 11.6% in 1997. Selling expenses decreased $2,484 from last year, primarily in commissions, salaries, advertising and divisional marketing. General and administrative expenses increased during 1998 by $554 from 1997, primarily in occupancy costs, depreciation and temporary personnel. Warehousing and assembly expenses increased by $88 during 1998 over last year, primarily in tooling expenses and field warehouse expenses. The operating loss for 1998 was $2,256 compared to operating income of $12,498 last year.

     The following table sets forth for the periods indicated certain statements of income (loss) data for the Communications group expressed as a percentage of net sales:

                                 COMMUNICATIONS

                                               Nine Months Ended
                                                    August 31,
                                             1998                   1997
                                    --------------------   ---------------------

Net sales:
     Cellular product - wholesale   $ 247,957     88.4%    $ 284,004     86.8%
     Cellular product - retail          3,185      1.1         5,468      1.7
     Activation commissions            17,669      6.3        25,095      7.7
     Residual fees                      2,856      1.0         3,660      1.1
     Other                              8,965      3.2         9,148      2.8
                                    ---------    -----     ---------    -----
         Total net sales              280,632    100.0       327,375    100.0
                                    ---------    -----     ---------    -----
Gross profit                           33,941     12.1        50,537     15.4
Total operating expenses               36,197     12.9        38,039     11.6
                                    ---------    -----     ---------    -----
Operating income (loss)                (2,256)    (0.8)       12,498      3.8
Other expense                          (4,549)    (1.6)       (3,474)    (1.1)
                                    ---------    -----     ---------    -----
Pre-tax income (loss)               $  (6,805)    (2.4)%   $   9,024      2.7%
                                    =========    =====     =========    =====


AUTOMOTIVE RESULTS
THREE  MONTHS  ENDED  AUGUST 31, 1998  COMPARED TO THREE MONTHS ENDED AUGUST 31,
1997

     Net sales decreased approximately $10,889 compared to last year, a decrease of 21.4%. Decreases were experienced in the sound, security and accessories product lines, partially offset by an increase in consumer electronics. Automotive sound decreased 22.6% compared to last year, primarily due to decreased sales in AV, Prestige Audio and SPS product lines and reduced sales in our international operations. Automotive security and accessories decreased 26.9% compared to last year, primarily due to decreased sales in our international operations and AA security, Prestige security and Protector Hardgoods product lines. These decreases were partially offset by a $2.0 million increase (over 100%) in mobile video. Gross margins were relatively consistent (21.3% in 1998 and 21.4% in 1997). Operating expenses decreased to $6,764 from $7,078. Selling expenses decreased from last year by $166, primarily in salesmen salaries in international operations and commissions. General and administrative expenses decreased from 1997 by $363, primarily in foreign buying office expenses and bad debt. Warehousing and assembly expenses increased from 1997 by $215, primarily in field warehousing and direct labor. Operating income for 1998 was $1,738 compared to $3,803 last year.

     The following table sets forth for the periods indicated certain statement of income data for the Automotive group expressed as a percentage of net sales:

                                   AUTOMOTIVE


                                              Three Months Ended
                                                  August 31,
                                        1998                  1997
                                --------------------  ---------------------
Net sales:
     Sound                      $ 17,716       44.3%  $ 22,890       45.0%
     Security and accessories     19,542       48.9     26,721       52.5
     Consumer electronics          2,706        6.8      1,242        2.5
                                --------      -----   --------      -----
        Total net sales           39,964      100.0     50,853      100.0
                                --------      -----   --------      -----
Gross profit                       8,502       21.3     10,881       21.4
Total operating expenses           6,764       16.9      7,078       13.9
                                --------      -----   --------      -----
Operating income                   1,738        4.4      3,803        7.5
Other expense                       (621)      (1.6)    (1,251)      (2.5)
                                --------      -----   --------      -----
Pre-tax income                  $  1,117        2.8%  $  2,552        5.0%
                                ========      =====   ========      =====

NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1997

     Net sales decreased approximately $13,267 compared to last year, a decrease of 9.4%. Decreases were experienced in automotive sound, security and accessories product lines. Consumer electronics, increased over 100.0% from last year. Automotive sound decreased 14.5% compared to last year, primarily due to decreased sales in international operations, Prestige audio and SPS. Also during 1997, the Company contributed the net assets of the Heavy Duty Sound division to a newly-formed 50%-owned joint venture. Excluding this event, sound sales decreased 11% during 1998 compared to 1997. It is anticipated that the sales of the former Heavy Duty Sound division will be realized through the joint venture. Automotive security and accessories decreased 9.9% compared to last year, primarily due to decreased sales in AA security and Protector Hardgoods, partially offset by a $4.0 million increase in mobile video. Gross margins increased to 21.5% from 20.6% last year. Operating expenses increased to $20,393 from $20,030. Selling expenses decreased from last year by $321, primarily in international operations and the result of the transfer of the Heavy Duty Sound division. General and administrative expenses decreased from 1997 by $145, primarily in overseas buying offices. Warehousing and assembly expenses increased from 1997 by $829 primarily in tooling and field warehousing. Operating income for 1998 was $6,977 compared to $8,904 last year.

     The following table sets forth for the periods indicated certain statement of income data for the Automotive group expressed as a percentage of net sales:

                                   AUTOMOTIVE


                                           Nine Months Ended
                                                August 31,
                                         1998                   1997
                                ---------------------  --------------------
Net sales:
     Sound                      $  56,932       44.7%  $  66,552       47.4%
     Security and accessories      64,094       50.4      71,150       50.6
     Consumer electronics           6,228        4.9       2,819        2.0
                                ---------      -----   ---------      -----
        Total net sales           127,254      100.0     140,521      100.0
                                ---------      -----   ---------      -----
Gross profit                       27,370       21.5      28,934       20.6
Total operating expenses           20,393       16.0      20,030       14.3
                                ---------      -----   ---------      -----
Operating income                    6,977        5.5       8,904        6.3
Other expense                      (2,529)      (2.0)     (3,031)      (2.2)
                                ---------      -----   ---------      -----
Pre-tax income                  $   4,448        3.5%  $   5,873        4.1%
                                =========      =====   =========      =====

OTHER INCOME AND EXPENSE

     Interest expense and bank charges increased by $864 and $1,510 for the three and nine months ended August 31, 1998, respectively, compared to the same periods last year, primarily due to an increase in interest-bearing debt. Equity in income of equity investments and management fees and related income decreased $434 and increased $73 for the three and nine months ended August 31, 1998, respectively, compared to the same periods last year. The Company also sold a building during the quarter for a gain of $234. The Company purchased 400 million Japanese Yen (approximately $2,732) of Shintom Convertible Debentures (Shintom Debentures). The Company exercised its option to convert the Shintom Debentures into shares of Shintom Common Stock. The Company sold the Shintom Common Stock yielding net proceeds of $3,159 and a gain of $427.


PROVISION FOR INCOME TAXES

     Provision for income taxes and income tax recovery are provided for at a blended federal and state rate of 40% for profits or losses from normal business operations. During 1998, the Company implemented various tax strategies which have resulted in lowering the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at August 31, 1998 increased approximately $630 from the November 30, 1997 level. Operating activities provided approximately $18,986, primarily from decreases in accounts receivable and inventory and increases in accounts payable and accrued expenses, partially offset by a reduction in income taxes payable. Investing activities used approximately $11,196, primarily from the purchase of convertible debentures and property, plant and equipment, offset by the sale of investment securities. Financing activities used approximately $6,896, primarily from repayments under line of credit agreements and repurchase of Class A Common Stock.

     On May 5, 1995, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"). From May 5, 1995 through October 8, 1998, the Credit Agreement was amended thirteen times providing for various changes to the terms. The terms as of October 8, 1998 are summarized below.

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

     The Credit Agreement  contains  several  covenants  requiring,  among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital as follows: pre-tax income of $4,000 per annum; pre-tax income of $1,500 for the two consecutive fiscal quarters ending May 31, 1997, 1998 and 1999; pre-tax income of $2,500 for the two consecutive fiscal quarters ending November 30, 1997, 1998 and 1999; the Company cannot have pre-tax losses of more than $1,000 in any quarter; and the Company cannot have pre-tax losses in any two consecutive quarters; minimum level of total net worth of $172,500. At May 31, 1998, the Company was not in compliance with its pre-tax income and pre-tax loss covenants which were subsequently waived. As of the date of issuance of the second quarter 1998 financial statements, the Company's creditors waived their right to call the bank obligations. The Credit Agreement provides for adjustments to the covenants in the event of certain specified non-operating transactions. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1998 and for the reasonable foreseeable future.

YEAR 2000 DATE CONVERSION

     Many of the Company's computerized systems could be affected by the Year 2000 issue, which refers to the inability of such systems to properly process dates beyond December 31, 1999. The Company also has numerous computerized interfaces with third parties and is possibly vulnerable to failure by such third parties if they do not adequately address their Year 2000 issues. System failures resulting from these issues could cause significant disruption to the Company's operations and result in a material adverse effect on the Company's business, results of operations, financial condition or liquidity.

     Management believes that a significant portion of its "mission critical" computer systems are Year 2000 compliant and is continuing to assess the balance of its computer systems as well as equipment and other facilities systems. Management plans to complete its investigation, remediation and contingency planning activities for all critical systems by mid 1999, although there can be no assurance that it will. At this time, management believes that the Company does not have any internal critical Year 2000 issues that it cannot remedy.

     Management is in the process of surveying third parties with whom it has a material relationship primarily through written correspondence. Despite its efforts to survey its customers, management is depending on the response of these third parties in its assessment of Year 2000 readiness. Management cannot be certain as to the actual Year 2000 readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations, financial condition or liquidity.

     The Company expects to incur internal staff costs as well as consulting and other expenses in preparing for the Year 2000. Because the Company has replaced or updated a significant portion of its computer systems, both hardware and software, in recent years, the cost to be incurred in addressing the Year 2000 issue are not expected to have a material impact on the Company's business, results of operations, financial condition or liquidity. This expectation assumes that our existing forecast of costs to be incurred contemplates all significant actions required and that we will not be obligated to incur significant Year 2000 related costs on behalf of our customers, suppliers and other third parties.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements disclosures. The Company will adopt this accounting standard in fiscal 1999, as required.

     The FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early application of all the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Management of the Company does not believe that the implementation of Statement 133 will have a significant impact on its financial position or results of operations.

PART II - OTHER INFORMATION
Item 6.           Reports on Form 8-K

     During the third quarter, the Registrant filed one report on Form 8-K. The Form 8-K, dated July 8, 1998 and filed July 21, 1998, reported that the Company had executed Waiver and Twelfth Amendment to the Company's Second Amended and Restated Credit Agreement (the Waiver and Amendment).

     The Waiver and Amendment, among other things, (i) waives compliance by the Company with the provisions of subsection 9.1(a) (I) (A) with respect to the two consecutive fiscal quarters of the Company ending May 31, 1998, provided that the amount of the Consolidated Pre-Tax Loss for such two consecutive fiscal quarters shall not exceed $6,485,000; (ii) waives compliance by the Company with the provisions of subsection 9.1(a) (iii) with respect to the fiscal quarter of the Company ending May 31, 1998 provided that the amount of the Consolidated Pre-Tax Loss for such fiscal quarter shall not exceed $8,721,000; and, (iii) amends subsection 9.9 to allow for the Company's investment in Shintom Co., Ltd.

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

Dated:  October 15, 1998

                                                   By:s/Charles M. Stoehr
                                                   Charles M. Stoehr
                                                   Senior Vice President and
                                                   Chief Financial Officer