Form 10-K
period 1998-11-30
AUDIOVOX CORP
filed 1999-03-01
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                   November 30, 1998
Commission file number                      1-9532

                              AUDIOVOX CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                    13-1964841
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)

150 Marcus Blvd., Hauppauge, New York                      11788
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code            (516) 231-7750
                                                              ---------------

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $88,788,210 (based upon closing price on the American Stock Exchange, Inc. on February 25, 1999).

The number of shares outstanding of each of the registrant's classes of common stock, as of February 22, 1999 was:

Class                                                     Outstanding

Class A Common Stock $.01 par value                          16,760,518
Class B Common Stock $.01 par value                           2,260,954

                                     PART I

Item 1 - Business

General

         Audiovox Corporation, together with its operating subsidiaries (collectively, the Company), markets and supplies, under its own name or trade names, a diverse line of aftermarket products which include wireless products, both hand held portables and vehicle installed cellular telephones and accessories, automotive sound equipment and automotive accessories, which includes vehicle security systems, cruise controls, defoggers, remote start systems, vehicle tracking systems and mobile video, all of which are designed primarily for installation in cars, trucks and vans after they have left the factory and consumer electronic products.

         The Company's products are sold through a worldwide distribution network. Sales are made directly and indirectly through independent distributors to cellular telephone accounts, cellular service providers, regional Bell Operating Companies (BOCs), new car dealers, mass merchandisers, catalogue showrooms, original equipment manufacturers (OEMs), military Army and Air Force Exchange Systems (AAFES), autosound specialists and retailers. The Company sells to consumers from Company-owned retail sales and service locations, which generally operate under the name "Quintex", and also receives activation commissions and residuals from certain cellular service providers.

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

Distribution and Marketing

Cellular and Non-Cellular Wholesale

         The Company markets products on a wholesale basis to a variety of customers through its direct sales force and independent sales representatives. During the fiscal year ended November 30, 1998, the Company sold its products to approximately 2,500 wholesale customers, including the BOCs, other cellular and wireless carriers and their respective agents, mass merchandise chain stores, specialty installers, distributors, car dealers, OEMs and AAFES.

         The Company's five largest wholesale customers (excluding joint ventures), who, in the aggregate, accounted for 42.7% of the Company's net sales for the fiscal year ended November 30, 1998, are Bell Atlantic Mobile, AirTouch Cellular, US Cellular, PrimeCo Personal Communications LP and Auto Club Cellular Corporation. In addition, the Company also sells its products, cellular, wireless and automotive, to mass merchants such as Walmart Stores, Inc. and OEMs such as Chrysler of Canada, Proton Corporation Sdn. Bhd. of Malaysia, General Motors and Chrysler of Venezuela, General Motors Corporation and BMW of North America.

         The Company uses several techniques to promote its products to wholesale customers, including trade and consumer advertising, attendance at trade shows and direct personal contact by Company sales representatives. In addition, the Company typically assists cellular carriers in the conduct of their marketing campaigns including the scripting of telemarketing presentations, funds co-operative advertising campaigns, develops and prints custom sales literature, provides product fulfillment and logistic services and conducts in-house training programs for wireless carriers and their agents.

         The Company believes that the use of such techniques, along with the provision of warranty services and other support programs, enhances its strategy of providing value-added marketing and, thus, permits the Company to increase Audiovox(R) brand awareness among wholesale customers while, at the same time, promoting sales of the Company's products to end users.

         The Company's wholesale policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Norfolk, Virginia, Sparks, Nevada, Miami, Florida and Canada and from leased facilities located in Hauppauge, New York and Los Angeles, California.

Retail

         As of November 30, 1998, the Company operated approximately 20 retail outlets and licensed its trade name to 6 additional retail outlets in selected markets in the United States through which it markets wireless telephones and related products to retail customers under the names Audiovox(R),

American Radio(R) and Quintex(R). In addition to Audiovox products, both wireless and automotive, these outlets sell competitive products such as Motorola, Nokia and other manufacturers.

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

         The Company's relationships with the cellular carriers are governed by contracts that, in the aggregate, are material to the continued generation of revenue and profit for the Company. Pursuant to applicable contracts with cellular carriers, each of the Company's retail outlets functions as either as exclusive or non-exclusive agent engaged to solicit and sell cellular telephone service in certain geographic areas and, while such contract is in effect and for a specified period thereafter (which typically ranges from three months to one year), may not act as a representative or agent for any other carrier or reseller in those areas or solicit cellular or wireless communication network services of the kind provided by the cellular carrier in the areas where the Company acts as an agent. The Company's retail operation is free, at any time after the restricted period, to pursue an agreement with another carrier who services a particular geographic area. At present, each geographic area is serviced by several cellular carriers.

         As of November 30, 1998, the Company was an agent for the following carriers in selected areas: Bell Atlantic Mobile Systems, Inc., BellSouth Mobility, Inc., GTE Mobilnet of the Southeast, Inc. and United States Cellular. Dependant upon the terms of the specific carrier contracts, which typically range in duration from one year to five years, the Company's retail operation may receive a one-time activation commission and periodic residual fees. These carrier contracts provide the carrier with the right to unilaterally restructure or revise activation commissions and residual fees payable to the Company, and certain carriers have exercised such right from time-to-time. Dependent upon the terms of the specific carrier contract, either party may terminate the agreement, with cause, upon prior notice. Typically, the Company's right to be paid residual fees ceases upon termination of an agency relationship.

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

         As of November 30, 1998, the Company had a 30.8% ownership interest in TALK Corporation (TALK) which holds world-wide distribution rights for product manufactured by Shintom Co., Ltd. (Shintom). These products include cellular telephones, video recorders and players and automotive sound products. TALK has granted Audiovox exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand and several mid-eastern countries.
 The Company's 72%-owned subsidiary, Audiovox Communications (Malaysia) Sdn. Bhd. (Audiovox Communications), had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. As of November 30, 1998, the Company had a 20% ownership interest in Bliss-tel Company, Limited, which distributes cellular telephones and accessories in Thailand. Additionally, the Company had a 50% non-controlling ownership in five other companies: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments, Audiovox Specialized Applications, LLC (ASA), which acts as a distributor of televisions and other automotive sound, security and accessory products to specialized markets for recreational vehicles and van conversions, Audiovox Pacific Pty., Limited (Audiovox Pacific) which distributes cellular telephones and automotive sound and security products in Australia and New Zealand, G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business and Quintex Communications West, LLC, which is in the wireless telephone business.

Customers

         The Company had two customers, Bell Atlantic Mobile and AirTouch Cellular, that accounted for more than 10% of the Company's net sales for fiscal 1998. Bell Atlantic Mobile and AirTouch Cellular accounted for 18.3 and 14.9%, respectively, of the Company's net sales for fiscal 1998.

Suppliers

         The Company purchases its cellular and non-cellular products from manufacturers located in several Pacific Rim countries, including Japan, China, Korea, Taiwan and Singapore, Europe and the United States. In selecting its vendors, the Company considers quality, price, service, market conditions and reputation. The Company maintains buying offices or inspection offices in Taiwan, Korea and China to provide local supervision of supplier performance with regard to, among other things, price negotiation, delivery and quality control. The majority of the products sourced through these foreign buying offices are sound, security and automotive accessories.

         Since 1984, the principal supplier of the Company's wholesale cellular telephones has been Toshiba Corporation (Toshiba), accounting for approximately 42%, 32% and 28% of the total dollar amount of all product purchases by the Company, during the fiscal years ended November 30, 1998, 1997 and 1996, respectively. Toshiba continues to sell products to the Company as an original equipment customer. In order to expand its supply channels and diversify its cellular product line, the Company sources cellular equipment from other manufacturers including, but not limited to, TALK. Purchases from TALK accounted for approximately 19%, 29% and 26% of total inventory purchases for the years ended November 30, 1998, 1997 and 1996, respectively. Purchases of non-cellular products are made primarily from other overseas suppliers including Hyundai Electronics Inc. (Hyundai), Namsung Corporation (Namsung) and Nutek Corporation (Nutek). Some manufacturers have agreements in effect that require them to supply product to the Company. The Company considers its relations with its suppliers to be good. In addition, the Company believes that alternative sources of supply are currently available.

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

Employees

         At November 30, 1998, the Company employed approximately 900 people.

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


Name                          Age     Current Position

John J. Shalam                65      President and Chief Executive
                                      Officer and Director
Philip Christopher            50      Executive Vice President and Director
Charles M. Stoehr             52      Senior Vice President and Chief Financial
                                      Office and Director
Patrick M. Lavelle            47      Senior Vice President and Director

Name                          Age     Current Position
Chris L. Johnson              47      Vice President, Secretary
Ann M. Boutcher               48      Vice President and Director
Richard Maddia                40      Vice President and Director

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

Item 2 - Properties

         As of November 30, 1998, the Company leased a total of thirty-eight operating facilities located in eleven states and two Canadian provinces. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, the Company utilizes approximately 100,000 square feet of public warehouse facilities. Management believes that it has sufficient, suitable operating facilities to meet the Company's requirements.

Item 3 - Legal Proceedings

         The Company is currently, and has in the past been, a party to routine litigation incidental to its business. The Company does not expect any pending litigation to have a material adverse effect on its consolidated financial position.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5 -     Market for the Registrant's Common Equity and Related Stockholder
              Matters

Summary of Stock Prices and Dividend Data

         Class A Common Shares of Audiovox are traded on the American Stock Exchange under the symbol VOX. No dividends have been paid on the Company's common stock. The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and Capital Resources of Management's Discussion and Analysis). There are approximately 4,800 beneficial holders of Class A Common Stock and 4 holders of Class B Common Stock.

Class A Common Stock


                                                                       Average
                                                                        Daily
                                                                       Trading
Fiscal Period                         High              Low             Volume
1998
   First Quarter                   $ 9               $ 5   3/4          103,038
   Second Quarter                    7  7/16           4   3/4           77,516
   Third Quarter                     7  7/16           3   5/8           82,948
   Fourth Quarter                    6  3/4            3 11/16           42,024
1997
   First Quarter                   $ 8   1/2         $ 4   5/8          368,639
   Second Quarter                    7   7/8           4 15/16          171,733
   Third Quarter                     8 13/16          6   5/16          201,653
   Fourth Quarter                   10   3/4          7   5/16          131,779
1996
   First Quarter                  $ 6   3/8          $ 4   3/4           15,924
   Second Quarter                   7   7/16           4   1/16          52,039
   Third Quarter                    6   5/16           4                 16,309
   Fourth Quarter                   6   3/4            4   5/8           95,817

Item 6 - Selected Financial Data

Years ended November 30, 1998, 1997, 1996, 1995 and 1994


                               1998                  1997                   1996                 1995                 1994
                               ----                  ----                   ----                 ----                 ----
                  (Dollars in thousands, except per share data)

Net sales                  $616,695              $ 639,082              $597,915              $500,740             $486,448
Net income (loss)             2,972  (a)            21,022  (b)         (26,469)  (c)         (11,883) (d)           26,028  (f)
Net income (loss)
   per common
   share,  basic               0.16  (a)              1.11  (b)           (2.82)  (c)           (1.31) (d)             2.88  (f)
Net income (loss)
   per common
   share, diluted              0.16  (a)              1.09  (b)           (2.82)  (c)           (1.31) (d)             2.22  (f)
Total assets                279,679                289,827               265,545               308,428              239,098
Long-term obli
   gations, less
   current in
   stallments                33,724                 38,996                70,413               142,802              110,698
Stockholders'               177,720  (e)           187,892  (e)          131,499  (e)          114,595 (e)           92,034
   equity

(a)      Includes a pre-tax charge of $6.6 million for inventory write-downs.
(b) Includes a pre-tax charge of $12.7 million for costs associated with the exchange of $21.5 million of subordinated debentures into 2,860,925 shares of common stock in addition to tax expense on the exchange of $158,000. Additionally, includes a net gain of $23.2 million on sale of CellStar shares.
(c) Includes a pre-tax charge of $26.3 million for costs associated with the exchange of $41.3 million of subordinated debentures into 6,806,580 shares of common stock in addition to tax expense on the exchange of $2.9 million.
(d) Includes a pre-tax charge of $2.9 million associated with the issuance of warrants, a pre-tax charge of $11.8 million for inventory write-downs and the down-sizing of the retail operations and a pre-tax gain on the sale of an equity investment of $8.4 million.
(e) Includes a $4.2 million unrealized gain on marketable securities, net, and a $929,000 gain on hedge of available-for-sale securities in 1998 and a $12.2 million unrealized gain on marketable securities, net, a $773,000 unrealized gain on equity collar, net, and a $20.8 million increase as a result of the exchange of $21.5 million of subordinated debentures in 1997 and a $10.3 million unrealized gain on marketable securities, net, and a $34.4 million increase as a result of the exchange of $41.3 million of subordinated debentures in 1996 and a $31.7 million unrealized gain on marketable securities, net, for 1995.
(f) Includes a cumulative effect change of ($178,000) or ($0.02) per share, basic, and ($0.01) per share, diluted. Also includes a pre-tax gain on sale of an equity investment of $27.8 million and a gain on public offering of equity investment of $10.6 million.

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

         This Report on Form 10-K contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Report, the words "anticipates," "expects," "may," "intend" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward- looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including, but not limited to, foreign currency risks, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and availability, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

         The following table sets forth for the periods indicated certain statements of income (loss) data for the Company expressed as a percentage of net sales:


                                                                           Percentage of Net Sales
                                                                           Years Ended November 30,
                                                           --------------------------------------------------------
                                                                  1998               1997              1996
                                                                  ----               ----              ----
Net sales:
     Product sales:
        Cellular wholesale                                         64.6%             61.1%              58.6%
        Cellular retail                                             0.7               1.0                1.3
        Sound                                                      12.7              14.4               16.4
        Security and accessories                                   13.8              15.2               14.6
        Consumer goods and all other                                3.8               2.7                2.8
                                                                --------          --------            -------
                                                                   95.6              94.4               93.7
Activation commissions                                              3.7               4.9                5.5
     Residual fees                                                  0.7               0.7                0.8
        Total net sales                                           100.0             100.0              100.0
Cost of sales                                                     (85.6)            (83.3)             (83.9)
                                                                --------          --------            -------
Gross profit                                                       14.4              16.7               16.1

Warehousing and assembly                                           (2.0)             (1.9)              (1.8)
Selling                                                            (5.7)             (6.0)              (6.7)
General and administrative                                         (5.9)             (5.8)              (5.4)
                                                                --------          --------            -------
     Total operating expenses                                     (13.6)            (13.7)             (13.9)
                                                                --------          --------            -------
Operating income                                                    0.8               3.0                2.2

Interest expense                                                   (0.8)             (0.4)              (1.4)
Income of equity investments                                        0.2               0.2                0.1
Gain on sale of equity investment                                     -               5.9                0.2
Debt conversion expense                                               -              (2.0)              (4.4)
Other income (expense)                                              0.4                 -               (0.1)
Income tax expense                                                 (0.1)             (3.5)              (1.0)
                                                                --------          --------            -------
Net income                                                          0.5 %             3.3 %             (4.4)%
                                                               =========           ========            =======

Fiscal 1998 Compared to Fiscal 1997
Consolidated Results

         Net sales were $616,695 for 1998, a decrease of $22,387, or 3.5%, over the same period in 1997. The decrease in net sales was accompanied by a corresponding decrease in gross profit margins to 14.4% from 16.7% in 1997. Operating expenses decreased to $83,670 from $87,067, a 3.9% decrease. Operating income for 1998 was $4,871, a decrease of $14,824, or 75.3%, compared to 1997. During 1997, the Company sold 1,835,000 shares of its holdings of CellStar for a net gain of $23,232. Also during 1997, the Company exchanged $21,479 of its subordinated debentures for 2,860,925 shares of Class A Common Stock. Costs associated with this exchange were $12,844, including income taxes.

         The net sales and percentage of net sales by product line and marketing group for the fiscal years ended November 30, 1998, 1997 and 1996 are reflected in the following table. Certain reclassifications have been made to the data for periods prior to fiscal 1997 in order to conform to fiscal 1998 presentation.


                                                                           Years Ended November 30,
                                          ------------------------------------------------------------------------------------------
                                                      1998                        1997                         1996
                                               -------------------          -----------------         ---------------------
Net sales:
     Communications
        Cellular wholesale                      $398,113     64.6%          $390,230    61.1%         $350,299         58.6%
        Cellular retail                            4,493      0.7              6,280     1.0             7,665          1.3
        Activation commissions                    22,785      3.7             31,061     4.9            33,102          5.5
        Residual fees                              4,452      0.7              4,688     0.7             4,828          0.8
        Other                                     11,747      1.9             12,141     1.9            12,785          2.1
                                               ---------    ------          --------   ------         --------        ------
           Total Communications                 441,590      71.6            444,400    69.5           408,679         68.4
                                               ---------    ------          --------   ------         --------        ------
     Automotive
        Sound                                     78,338     12.7             91,763    14.4            98,303         16.4
        Security and accessories                  84,973     13.8             97,446    15.2            87,234         14.6
        Consumer goods                            11,794      1.9              4,701     0.7             2,879          0.5
                                               ---------    ------          --------   ------         --------        ------
           Total Automotive                      175,105     28.4            193,910    30.3           188,416         31.5
     Other                                             -        -                772     0.1               820          0.1
                                               ---------    ------          --------   ------         --------        ------
           Total                                $616,695     100.0%         $639,082   100.0%         $597,095        100.0%
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

         Net sales were $441,590, a decrease of $2,810, or 0.6%, from the same period in 1997. Unit sales of cellular telephones increased 354,000 units, or 12.0%, over 1997. Average unit selling prices decreased approximately 6.9%. The number of new cellular subscriptions processed by Quintex decreased 22.8%, with a corresponding decrease in activation commissions of approximately $8,276. Part of the decrease was due to the closing of some retail locations. The average commission received by Quintex per activation also decreased by approximately 4.9% from 1997. Unit gross profit margins decreased to 7.3% from 11.1% in 1997, primarily due to reduced selling prices, however, were partially offset by a corresponding decrease of 3.0% in average unit cost. In addition, the Company recorded a $6.6 million charge to adjust the carrying value of certain cellular inventories, partially offset by a $1.0 credit from a supplier. This charge was the result of a software problem in certain analog cellular phones, as well as a continuing decrease in the selling prices of analog telephones due to pressure from the growing digital presence in the market. While the analog market is still quite large, the Communications group may experience lower gross profits in the future due to the price sensitivity of this market place. Operating expenses decreased to $48,257 from $49,582. As a percentage of net sales, operating expenses decreased to 10.9% during 1998 compared to 11.2% in 1997. Selling expenses decreased $1,763 from 1997, primarily in commissions, salesmen salaries, payroll taxes and benefits, partially offset by increases in market development funds and co-operative advertising. General and administrative expenses increased over 1997 by $632, primarily in occupancy costs and temporary personnel. Warehousing and assembly expenses decreased over 1997 by $194, primarily in tooling and direct labor. Pre-tax loss for 1998 was $1,786, a decrease of $13,368 compared to 1997.

         Management believes that the cellular industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future.

         The following table sets forth for the periods indicated certain statements of income data for the Communications group expressed as a percentage of net sales:

                                                  Communications



                                                           1998                         1997
                                                    ---------------------        ------------------
Net sales:
     Cellular product - wholesale                     $398,113      90.1%         $390,230    87.8%
     Cellular product - retail                           4,493        1.0            6,280      1.4
     Activation commissions                             22,785        5.1           31,061      7.0
     Residual fees                                       4,452        1.0            4,688      1.1
     Other                                              11,747        2.7           12,141      2.7
                                                   -----------   --------      -----------   -------
         Total net sales                               441,590      100.0          444,400    100.0
Gross profit                                            52,270       11.8           66,117     14.9
Total operating expenses                                48,257       10.9           49,582     11.2
                                                   -----------   --------      -----------   -------
Operating income                                         4,013        0.9           16,535      3.7
Other expense                                           (5,799)      (1.3)          (4,953)    (1.1)
                                                   -----------   --------      -----------   -------
Pre-tax income (loss)                                $  (1,786)      (0.4)%       $  11,582     2.6%
                                                     ==========   ========       ==========  =======


Automotive Results

         Net sales decreased approximately $18,805 from 1997, a decrease of 9.7%. This decrease was primarily from a $21.3 million decrease in net sales in the Company's foreign subsidiaries, primarily Malaysia, composed chiefly of security and accessory products. Domestic operation sales of Automotive sound, security, accessories and consumer goods products increased approximately $4.7 million, or 3.7%, from 1997. The main components of this increase being the mobile video and leisure products categories. The domestic operations sales grew by $7.3 million, or 5.9%, before the Heavy Duty Sound division was transferred to one of the Company's equity investments during 1997.

         Operating expenses decreased 3.1% from 1997 to $27,126, primarily in our international operations. This was partially offset by an increase in domestic operating expenses. Selling expenses decreased during 1998, primarily in commissions and salaries in our foreign companies and market development funds and co-operative advertising in our domestic operations. This was partially offset by increases in domestic commissions and trade show expenses. General and administrative expenses decreased from 1997, mostly in foreign office expenses, bad debt expense and executive salaries, both domestic and foreign. These decreases were partially offset by increases in office salaries, domestically, and professional fees, both domestic and foreign. Warehousing and assembly expenses increased from 1997, primarily in field warehousing and direct labor. Pre-tax income decreased $2,065 from last year, primarily due to a decrease of $2.6 million from foreign operations, partially offset by an increase in pre-tax income from domestic operations.

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

         The following table sets forth for the periods indicated certain statements of income data for the Automotive group expressed as a percentage of net sales:

                                   Automotive


                                             1998                    1997
                                            ------                  -----
Net sales:
     Sound                           $  78,338     44.8%    $  91,763     47.3%
     Security and accessories           84,973     48.5        97,446     50.3
     Consumer goods                     11,794      6.7         4,701      2.4
                                     ---------    -----     ---------    -----
        Total net sales                175,105    100.0       193,910    100.0
Gross profit                            36,433     20.8        40,326     20.8
Total operating expenses                27,126     15.5        27,989     14.4
                                     ---------    -----     ---------    -----
Operating income                         9,307      5.3        12,337      6.4
Other expense                           (3,370)    (1.9)       (4,335)    (2.2)
                                     ---------    -----     ---------    -----
Pre-tax income                       $   5,937      3.4%    $   8,002      4.1%
                                     =========    =====     =========    =====


Other Income and Expense

         Interest expense and bank charges increased $2,227 during 1998 from 1997. This increase was primarily due to an increase in average outstanding interest bearing debt. Another major factor was the increase in interest rates experienced by the Company's subsidiary in Venezuela. The increase in the rate, coupled with the additional outstanding debt as a result of the growth of that operation, resulted in an increase in Venezuelan interest expense of $975.

         Management fees and equity in income from joint venture investments decreased by approximately $361 for 1998 compared to 1997 as detailed in the following table:


                              1998                             1997
                   ----------------------------    ----------------------------
                              Equity                         Equity
                  Management  Income             Management   Income
                    Fees      (Loss)    Total        Fees    (Loss)      Total

Bliss-tel             --     $   (13)   $   (13)      --        --         --
ASA                   --       1,860      1,860       --     $ 1,857    $ 1,857
TALK                  --        (509)      (509)      --        --         --
G.L.M              $     7      --            7    $    12      --           12
Pacific               --        (337)      (337)      --        (685)      (685)
Posse                   29        70         99         97       187        284
                   -------   -------    -------    -------   -------    -------
                   $    36   $ 1,071    $ 1,107    $   109   $ 1,359    $ 1,468
                   =======   =======    =======    =======   =======    =======

     During 1998, the Company purchased 400,000 Japanese Yen (approximately $3,132) of Shintom Convertible Debentures (Shintom Debentures). The Company exercised its option to convert the Shintom Debentures into shares of Shintom Common Stock.

         Also during 1998, the Company purchased an additional 400,000 Japanese Yen (approximately $2,732) of Shintom Debentures. The Company exercised its option to convert the Shintom Debentures into shares of Shintom Common Stock. The Company sold the Shintom Common Stock yielding net proceeds of $3,159 and a gain of $427.

         In addition, the Company purchased 1,000,000 Japanese Yen (approximately $6,854) of Shintom Debentures. The Company exercised its option to convert 337,212 Japanese Yen of Shintom Debentures into shares of Shintom Common Stock. The Company sold the Shintom Common Stock yielding net proceeds of $2,671 and a gain of $360.

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

         During 1997 the Company sold a total of 1,835,000 shares of CellStar for net proceeds of $45,937 and a net gain of $23,232.

Provision for Income Taxes

         Income taxes are provided for at a blended federal and state rate of 40% for profits from normal business operations. During 1998, the Company recorded $350 of tax benefit as a result of certain tax examinations. In addition, the Company implemented various tax strategies which have resulted in lowering the effective tax rate. During 1997, the Company had several non-operating events which had tax provisions calculated at specific rates, determined by the nature of the transaction.

Fiscal 1997 Compared to Fiscal 1996
Consolidated Results

         Net sales were $639,082 for 1997, an increase of $41,167, or 6.9%, from 1996. The increase in net sales was accompanied by a corresponding increase in gross profit margins to 16.7% from 16.1% in 1996. Operating expenses increased to $87,067 from $83,313, a 4.5% increase. Operating income for 1997 was $19,695, an increase of $6,620, or 50.6%, compared to 1996. During 1997, the Company sold 1,835,000 shares of its holdings of CellStar for a net gain of $23,232. Also during 1997, the Company exchanged $21,479 of its subordinated debentures for 2,860,925 shares of Class A Common Stock. Costs associated with this exchange were $12,844, including income taxes.

         The net sales and percentage of net sales by product line and marketing group for the fiscal years ended November 30, 1997, 1996 and 1995 are reflected in the following table. Certain reclassifications have been made to the data for periods prior to fiscal 1996 in order to conform to fiscal 1997 presentation.


                                                                           Years Ended November 30,
                                          ------------------------------------------------------------------------------------------
                                          1997            1996            1995
                                   ---------------  ---------------  ---------------
Net sales:
     Communications
        Cellular wholesale         $390,230   61.1% $350,299   58.6% $261,997   52.3%
        Cellular retail               6,280    1.0     7,665    1.3    14,177    2.8
        Activation commissions       31,061    4.9    33,102    5.5    38,526    7.7
        Residual fees                 4,688    0.7     4,828    0.8     4,781    1.0
        Other                        12,141    1.9    12,785    2.1    11,293    2.3
                                   --------  -----  --------  -----  --------  -----
           Total Communications     444,400   69.5   408,679   68.4   330,774   66.1
                                   --------  -----  --------  -----  --------  -----
     Automotive
        Sound                        91,763   14.4    98,303   16.4   101,757   20.3
        Security and accessories     97,446   15.2    87,234   14.6    67,560   13.5
        Other                         4,701    0.7     2,879    0.5       649    0.1
                                   --------  -----  --------  -----  --------  -----
           Total Automotive         193,910   30.3   188,416   31.5   169,966   33.9
     Other                              772    0.1       820    0.1      --      --
                                   --------  -----  --------  -----  --------  -----
           Total                   $639,082  100.0% $597,915  100.0% $500,740  100.0%
                                   ========   =====   ======= =====  ========  =====

Communication Results

         The Communications group is composed of ACC and Quintex, both wholly-owned subsidiaries of Audiovox Corporation. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line.

         Net sales were $444,400, an increase of $35,721, or 8.7%, from 1996. Unit sales of cellular telephones increased 892,000 units, or 43.2%, over 1996. Average unit selling prices decreased approximately 21.2% but were offset by a corresponding decrease of 22.9% in average unit cost. The number of new cellular subscriptions processed by Quintex decreased 9.1%, with a corresponding decrease in activation commissions of approximately $2,041. The average commission received by Quintex per activation, however, increased approximately 3.2% from 1996. Unit gross profit margins increased to 11.1% from 9.0% in 1996, primarily due to increased unit sales and reduced unit costs. Operating expenses decreased to $49,582 from $50,710. As a percentage of net sales, operating expenses decreased to 11.2% during 1997 compared to 12.4% in 1996. Selling expenses decreased $3,203 from 1996, primarily in advertising and divisional marketing, partially offset by increases in commissions and salesmen salaries. General and administrative expenses increased over 1996 by $572, primarily in office salaries and temporary personnel. Warehousing and assembly expenses increased over 1996 by $1,503, primarily in tooling and direct labor. Pre-tax income for 1997 was $11,582, an increase of $8,476 compared to 1996.

         Though gross margins have improved over 1996, management believes that the cellular industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future.

         The following table sets forth for the periods indicated certain statements of income data for the Communications group expressed as a percentage of net sales:

                                 Communications



                                           1997                    1996
                                    ------------------     ------------------
Net sales:
     Cellular product - wholesale   $ 390,230     87.8%  $ 350,299       85.7%
     Cellular product - retail          6,280      1.4       7,665        1.9
     Activation commissions            31,061      7.0      33,102        8.1
     Residual fees                      4,688      1.1       4,828        1.2
     Other                             12,141      2.7      12,785        3.1
                                    ---------    -----     ---------    -----
         Total net sales              444,400    100.0     408,679      100.0
Gross profit                           66,117     14.9      60,245       14.7
Total operating expenses               49,582     11.2      50,710       12.4
                                    ---------    -----     ---------    -----
Operating income                       16,535      3.7       9,535        2.3
Other expense                          (4,953)    (1.1)     (6,429)      (1.6)
                                    ---------    -----     ---------    -----
Pre-tax income                      $  11,582      2.6%  $   3,106        0.8%
                                    =========    =====     =========    =====

Automotive Results

         Net sales increased approximately $5,494 compared to 1996, an increase of 2.9%. Increases were experienced in security and accessories and were partially offset by a decrease in sound products. A majority of the increase was from the group's international operations, both from an increase in existing business and the formation of a new subsidiary in Venezuela. Automotive sound decreased 6.7% compared to 1996, due to the transfer of the Heavy Duty Sound division to a new joint venture. Excluding sound sales from the Heavy Duty Sound division for fiscal 1997 and 1996, sound sales decreased 0.6%. Automotive security and accessories increased 11.7% compared to 1996, primarily due to increased sales in Prestige Security, Protector Hardgoods and alarms and video, partially offset by decreases in net sales of AA security and cruise controls. Gross margins increased to 20.8% from 18.9% in 1996. This increase was experienced in the AV and Private Label sound lines and cruise control, Protector Hardgoods and AA security accessory lines, partially offset by decreases in Prestige Security. Operating expenses increased to $27,989 from $25,559. Selling expenses increased over 1996 by $1,151, primarily in our international operations, in commissions and advertising. General and administrative expenses increased over 1996 by $1,512, primarily from our international operations, in occupancy, office expenses and bad debt expense. Warehousing and assembly expenses decreased from 1996 by $233, primarily from the transfer of Heavy Duty Sound business to the new joint venture. Pre-tax income for 1997 was $8,002, an increase of $2,303 compared to 1996. Without the transfer of the Heavy Duty Sound business, pre-tax income increased $2,796 compared to 1996.

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

         The following table sets forth for the periods indicated certain statements of income data for the Automotive group expressed as a percentage of net sales:

                                   Automotive



                                        1997                   1996
                                ------------------     ------------------
Net sales:
     Sound                      $  91,763     47.3%  $  98,303       52.2%
     Security and accessories      97,446     50.3      87,234       46.3
     Other                          4,701      2.4       2,879        1.5
                                ---------    -----     ---------    -----
        Total net sales           193,910    100.0     188,416      100.0
Gross profit                       40,326     20.8      35,622       18.9
Total operating expenses           27,989     14.4      25,559       13.6
                                ---------    -----     ---------    -----
Operating income                   12,337      6.4      10,063        5.3
Other expense                      (4,335)    (2.2)     (4,364)      (2.3)
                                ---------    -----     ---------    -----
Pre-tax income                  $   8,002      4.1%  $   5,699        3.0%
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

         Management fees and equity in income from joint venture investments increased by approximately $651 for 1997 compared to 1996 as detailed in the following table:


                                     1997                         1996
                          ----------------------------  ------------------------------
                                     Equity                        Equity
                        Management   Income           Management   Income
                           Fees      (Loss)    Total     Fees      (Loss)      Total
ASA                          --     $ 1,857    $ 1,857       --        --         --
ASMC                         --        --         --         --     $   948    $   948
G.L.M                     $    12      --           12    $   100      --          100
Pacific                      --        (685)      (685)        22      (334)      (312)
Quintex West                 --        --         --           18      --           18
Posse                          97       187        284         46        17         63
                          -------   -------    -------    -------   -------    -------
                          $   109   $ 1,359    $ 1,468    $   186   $   631    $   817
                          =======   ========   =======    =======   =======    =======   =======    =======

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

Provision for Income Taxes

         Income taxes are provided for at a blended federal and state rate of 41% for profits from normal business operations. During 1997, the Company had several non-operating events which had tax provisions calculated at specific rates, determined by the nature of the transaction. The tax treatment for the debt conversion expense of $12,686, which lowered income before provision for income taxes, did not reduce taxable income as it is a non-deductible item. Instead of recording a tax recovery of $5,201, which would have lowered the provision for income taxes, the Company actually recorded a tax expense of $158. This and other various tax treatments resulted in an effective tax rate of 51.6% for 1997.

Liquidity and Capital Resources

     The Company's cash position at November 30, 1998 was approximately $47 below the November 30, 1997 level. Operating activities provided approximately $17,378, primarily from decreases in inventory and increases in accounts payable, accrued expenses and other current liabilities. These events were partially offset by an increase in accounts receivable and a decrease in income taxes payable. Investing activities used approximately $9,197, primarily from the purchases of investment securities and property, plant and equipment, partially offset by the net proceeds from the sale of investment securities. Financing activities used approximately $8,113, primarily from net repayments under line of credit agreements and repurchase of Class A Common Stock and warrants.

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

         On May 5,  1995,  the  Company  entered  into the  Second  Amended  and
Restated Credit Agreement (the Credit Agreement) which superseded the prior agreement in its entirety. From its inception on May 5, 1995 through November 30, 1998, the Credit Agreement was amended a total of 13 times providing for various changes to the terms. The terms as of November 30, 1998 are summarized below.

         Under the Credit Agreement, the Company may obtain credit through direct borrowings and/or letters of credit to a maximum aggregate amount of $95,000. These borrowings are subject to certain conditions with borrowings based on a formula which takes into account the amount and quality of the Company's accounts receivable and inventory. The obligations of the Company under the Credit Agreement are guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable of the Company and those subsidiaries.

         On December 23, 1998, the Company entered into the Third Amended and Restated Credit Agreement (the Revised Credit Agreement) which superseded the Second Amended and Restated Credit Agreement in its entirety. The major changes in the Revised Credit Agreement included an increase in the maximum aggregate amount of borrowings to $112,500 and allowed for a sub-limit for foreign currency borrowing of $15,000. The Revised Credit Agreement contains covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth as follows:

pre-tax income of not less than $1,500 for the two consecutive fiscal quarters ending May 31, 1999, 2000 and 2001; not less than $2,500 for two consecutive fiscal quarters ending November 30, 1999, 2000 and 2001; and not less than $4,000 for any fiscal year ending on or after November 30, 1999. Further, the Company may not incur a pre-tax loss in excess of $1,000 for any fiscal quarter and may not incur a pre-tax loss for two consecutive fiscal quarters. In addition, the Company must maintain a net worth base amount of $172,500 at any time prior to February 28, 1999; $175,000 at any time on or after February 28, 1999 but prior to February 28, 2000; $177,500 at any time on or after February 28, 2000, but prior to February 28, 2001; and $180,000 at any time thereafter. Further, the Company must at all times maintain a debt to worth ratio of not more than 1.75 to 1. The Revised Credit Agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.
The Revised Credit Agreement expires on December 31, 2001.

         The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 1999 and for the reasonable foreseeable future.

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

         In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, ceratin specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements disclosures. The Company will adopt this accounting standard effective December 1, 1999, as required.

         The FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early application of all the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Management of the Company has not yet determined the impact that the implementation of Statement 133 will have on its financial position, results of operations or liquidity.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

     Marketable securities at November 30, 1998, which are recorded at fair value of $17,089 and include net unrealized gains of $4,154, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1,231. Actual results may differ.

Interest Rate Risk

         The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

         The change in fair value of the Company's long-term debt resulting from a hypothetical 10% decrease in interest rates is not material.

Foreign Exchange Risk

         In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. Intercompany transactions between the U.S. company and its foreign subsidiaries and equity investees are typically not hedged. The potential loss in fair value for such net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates is approximately $265.

         In addition, the Company holds debt denominated in Japanese Yen and recognizes foreign currency translation adjustments in net income to the extent the adjustment is greater than the adjustment from the translation of the Company's investment in TALK. The potential loss resulting from a hypothetical 10% adverse change in the quoted Japanese Yen rate is approximately $141. Actual results may differ.

         The Company is subject to risk from changes in foreign exchange rates for our subsidiaries and equity investees which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes result in cumulative translation adjustments which are included in stockholders' equity. At November 30, 1998, the Company had translation exposure to various foreign currencies with the most significant being the Malaysian Ringgit, Thailand Baht, Canadian Dollar and Australian Dollar. The Company also has a Venezuelan subsidiary in which translation adjustments are included in net income. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $369. Actual results may differ.

Item 8-Consolidated Financial Statements and Supplementary Data

         The consolidated financial statements of the Company as of November 30, 1998 and 1997 and for each of the years in the three-year period ended November 30, 1998, together with the independent auditors' report thereon of KPMG LLP, independent auditors, are filed under this Item 8.

         Selected unaudited, quarterly financial data of the Registrant for the years ended November 30, 1998 and 1997 appears below:


                                                                               QUARTER ENDED
                                                         --------------------------------------------------------------------
                                                           Feb. 28           May 31           Aug. 31           Nov. 30
                                                           -------           ------           -------           -------
1998
Net sales                                                   $120,974          132,411         154,501            208,809
Gross profit                                                  22,259           14,044(a)       24,878             27,360
Operating expenses                                            19,724           22,001          20,950             20,995
Income (loss) before provision for (recovery of)
  income taxes                                                 2,236           (8,720)(a)       4,201              6,084
Provision for (recovery of) income taxes                         597          (4,025)           1,620              2,637
Net income                                                     1,639          (4,695)(a)        2,581              3,447
Net income (loss) per common share (basic)                      0.09           (0.24)            0.14               0.18
Net income (loss) per share (diluted)                           0.09           (0.24)            0.14               0.18

1997
Net sales                                                   $166,614          148,195         153,124            171,149
Gross profit                                                  28,002           25,055          25,634             28,071
Operating expenses                                            23,486           21,243          20,606             21,732
Income before provision for income taxes                      15,328 (b)       14,032 (d)       5,565 (f)          8,517(h)
Provision for income taxes                                    11,125 (c)        5,678 (e)       2,467(g)           3,150(i)
Net income                                                     4,203            8,354           3,098              5,367
Net income per common share (basic)                             0.24             0.43            0.16               0.28
Net income per share (diluted)                                  0.23             0.43            0.16               0.27

(a)               Includes a pre-tax charge of $6.6 million for inventory write-
                  downs.
(b) Includes a pre-tax charge of $12.7 million for costs associated with the exchange of
                  $21.5 million of subordinated debentures into 2,860,925 shares of Class A Common Stock and a pre-tax gain of $23.8 million on the sale of CellStar shares.
(c)               Includes   $158,000  for  income  taxes  associated  with  the
                  exchange of $21.5 million of subordinated debentures into 2,860,925 shares of Class A Common Stock and income taxes of $9.0 million for the gain on sale of CellStar shares.
(d) Includes $10.2 million of pre-tax gain on the sale of CellStar shares.
(e) Includes $3.9 million of income taxes on the gain on sale of CellStar shares
(f)               Includes $303,000 of pre-tax gain on the sale of Cell
                  Star shares
(g) Includes $115,000 of income taxes on the gain on the sale of CellStar shares
(h) Includes $3.2 million of pre-tax gain on the sale of CellStar shares
(i) Includes $1.2 million of income taxes on the gain on sale of CellStar shares

                          Independent Auditors' Report




The Board of Directors and Stockholders
Audiovox Corporation:

We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended November 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1998, in conformity with generally accepted accounting principles.








                                                     s/KPMG LLP
                                                     KPMG  LLP

Melville, New York
January 25, 1999

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           November 30, 1998 and 1997
                        (In thousands, except share data)


                                                                                     1998         1997
                                                                                  ---------    ---------
Assets
Current assets:
   Cash                                                                           $   9,398    $   9,445
   Accounts receivable, net                                                         131,120      104,698
   Inventory, net                                                                    72,432      105,242
   Receivable from vendor                                                               734        5,000
   Prepaid expenses and other current assets                                          6,724        9,230
   Deferred income taxes                                                              6,088        4,673
   Equity collar                                                                       --          1,246
                                                                                  ---------    ---------
      Total current assets                                                          226,496      239,534
Investment securities                                                                17,089       22,382
Equity investments                                                                   10,387       10,693
Property, plant and equipment, net                                                   17,828        8,553
Excess cost over fair value of assets acquired and other intangible assets, net       6,052        5,557
Other assets                                                                          1,827        3,108
                                                                                  ---------    ---------
                                                                                  $ 279,679    $ 289,827
                                                                                  =========    =========
Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable                                                               $  34,063    $  24,237
   Accrued expenses and other current liabilities                                    15,359       16,538
   Income taxes payable                                                               5,210        9,435
   Bank obligations                                                                   7,327        6,132
   Documentary acceptances                                                            3,911        3,914
   Capital lease obligation                                                              17         --
                                                                                  ---------    ---------
      Total current liabilities                                                      65,887       60,256
Bank obligations                                                                     17,500       24,300
Deferred income taxes                                                                 3,595        8,505
Long-term debt                                                                        6,331        6,191
Capital lease obligation                                                              6,298         --
                                                                                  ---------    ---------
      Total liabilities                                                              99,611       99,252
                                                                                  ---------    ---------
Minority interest                                                                     2,348        2,683
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                  2,500        2,500
   Common stock:
      Class A; 30,000,000 authorized; 17,258,573 and 17,253,533 issued 1998 and 1997, respectively; 16,760,518 and 16,963,533 outstanding 1998
         and 1997, respectively                                                         173          173
      Class B convertible; 10,000,000 authorized; 2,260,954 issued and
         outstanding                                                                     22           22
   Paid-in capital                                                                  143,339      145,155
   Retained earnings                                                                 35,896       32,924
   Cumulative foreign currency translation and adjustment                            (5,704)      (3,428)
   Unrealized gain on marketable securities, net                                      4,154       12,194
   Unrealized gain on equity collar, net                                               --            773
   Gain on hedge of available-for-sale securities, net                                  929         --
   Treasury stock, at cost, 498,055 and 290,000 Class A common stock 1998
      and 1997, respectively                                                         (3,589)      (2,421)
                                                                                  ---------    ---------
      Total stockholders' equity                                                    177,720      187,892
                                                                                  ---------    ---------
Commitments and contingencies
      Total liabilities and stockholders' equity                                  $ 279,679    $ 289,827
                                                                                  =========    =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income (Loss)
                  Years Ended November 30, 1998, 1997 and 1996
                      (In thousands, except per share data)




                                                         1998         1997         1996
                                                      ---------    ---------    ---------
Net sales                                             $ 616,695    $ 639,082    $ 597,915

Cost of sales (including an inventory write-down to
   market in 1998 of $6,600)                            528,154      532,320      501,527
                                                      ---------    ---------    ---------

Gross profit                                             88,541      106,762       96,388
                                                      ---------    ---------    ---------

Operating expenses:
   Selling                                               35,196       38,044       40,033
   General and administrative                            35,890       37,000       32,452
   Warehousing, assembly and repair                      12,584       12,023       10,828
                                                      ---------    ---------    ---------
      Total operating expenses                           83,670       87,067       83,313
                                                      ---------    ---------    ---------

Operating income                                          4,871       19,695       13,075
                                                      ---------    ---------    ---------

Other income (expense):
   Debt conversion expense                                 --        (12,686)     (26,318)
   Interest and bank charges                             (4,769)      (2,542)      (8,480)
   Equity in income of equity investments                 1,071        1,359          631
   Management fees and related income                        36          109          186
   Gain on sale of investments                              787       37,471          985
   Other, net                                             1,805           36         (714)
                                                      ---------    ---------    ---------
      Total other income (expense)                       (1,070)      23,747      (33,710)
                                                      ---------    ---------    ---------

Income (loss) before provision for income taxes           3,801       43,442      (20,635)

Provision for income taxes                                  829       22,420        5,834
                                                      ---------    ---------    ---------

Net income (loss)                                     $   2,972    $  21,022    $ (26,469)
                                                      =========    =========    =========

Net income (loss) per common share (basic)            $    0.16    $    1.11    $   (2.82)
                                                      =========    =========    =========

Net income (loss) per common share (diluted)          $    0.16    $    1.09    $   (2.82)
                                                      =========    =========    =========














See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years Ended November 30, 1998, 1997 and 1996
                        (In thousands, except share data)


                                                                                                      Gain
                                                                                     Unreal-          On
                                                                                     ized             Hedge
                                                                                     Gain             of
                                                                                     (Loss)           Avail-
                                                                       Cumulative    On        Unreal-able-
                                                                         Foreign     Market-   ized   for-           Total
                                                   Unearned              Currency    able      Gain onSale-          Stock-
                      Preferred   Common   Paid-In  Compen    Retained  Translation  Secur-    Equity Securi-Treasuryholders'
                       Stock      Stock   Capital  -sation    Earnings   Adjustment  ities     Collar ties  Stock   Equity

Balances at
   November 30,
     1995                 2,500       90   43,286     (410)     38,371        (963)     31,721    -   -       --       114,595
Net loss                   --       --       --       --       (26,469)       --          --      -   -       --       (26,469)
Equity adjustment
   from foreign
   currency
   translation             --       --       --       --          --          (213)       --      -   -       --          (213)
Compensation
   expense                 --       --         39      258        --          --          --      -   -       --           297
Options and non-
   performance
   restricted stock
   forfeitures due to
   employee
   terminations            --       --        (27)      27        --          --          --      -   -       --          --
Issuance of 250,000
   shares of
   common stock            --          3     --       --          --          --          --      -   -       --             3
Conversion of
   debentures into
   7,012,626 shares
   of common stock         --         70   64,660     --          --          --          --      -   -       --        64,730
Net unrealized loss
   on marketable
   securities, net of
   tax effect of
   ($13,143)               --       --       --       --          --          --       (21,444)   -   -       --       (21,444)
                                          -------  -------    --------    --------    --------    -   -   --------    --------
Balance at
   November 30,
     1996                 2,500      163  107,958     (125)     11,902      (1,176)     10,277    -   -       --       131,499
Net income                 --       --       --       --        21,022        --          --      -   -       --        21,022
Equity adjustment
   from foreign
   currency
   translation             --       --       --       --          --        (2,252)       --      -   -       --        (2,252)
Compensation
   expense                 --       --        118       17        --          --          --      -   -       --           135
Options and non-
   performance
   restricted stock
   forfeitures due to
   employee
   terminations            --       --        (23)      23        --          --          --      -   -       --          --
Issuance of 352,194
   shares of
   common stock            --          3    3,489     --          --          --          --      -   -       --         3,492
Conversion of
   debentures into
   2,860,925 shares        --         29   33,592     --          --          --          --      -   -       --        33,621
Issuance of warrants       --       --        106     --          --          --          --      -   -       --           106
Acquisition of
   290,000 common
   shares                  --       --       --       --          --          --          --      -   -     (2,421)     (2,421)


See accompanying notes to consolidated financial statements.
                                       29

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (continued)
                  Years Ended November 30, 1998, 1997 and 1996
                       (In thousands., except share data)

                                                                                                   Gain
                                                                                 Unreal-           On
                                                                                 ized              Hedge
                                                                                 Gain              of
                                                                                 (Loss)            Avail-
                                                                    Cumulative     On     Unreal-  able-
                                                                    Foreign      Market-  ized     for-                  Total
                                                 Unearned           Currency      able    Gain on  Sale-                  Stock-
                      Preferred Common   Paid-In   Compen Retained  Translation    Secur- Equity   Securi-Treasury    holders'
                      Stock     Stock    Capital -sation  Earnings   Adjustment    ities  Collar   ties   Stock      Equity




Net unrealized gain
   on marketable
   securities, net of
   tax effect of $1,174    --    --       --          --          --       --        1,917       --        --       --        1,917
Unrealized gain on
   equity collar, net
   of tax effect of
   $473                   --    --        --          --          --       --         --          773      --       --          773
                        --------    --------  -------   --------   --------  --------  -------   --------    --------
Balance at
   November 30,
     1997                 2,500   195  145,240         (85)     32,924   (3,428)    12,194        773      --     (2,421)   187,892
Net income                 --    --       --          --         2,972     --         --         --        --       --        2,972
Equity adjustment
   from foreign
   currency
   translation             --    --       --          --          --     (2,276)      --         --        --       --       (2,276)
Compensation
   expense (income)        --    --        (23)         76        --       --         --         --        --       --           53
Options and non-
   performance
   restricted stock
   forfeitures due to
   employee
   terminations            --    --         (9)          9        --       --         --         --        --       --         --
Purchase of warrants       --    --     (1,869)       --          --       --         --         --        --       --       (1,869)
Acquisition of
   208,055 common
   shares                  --    --       --          --          --       --         --         --        --     (1,168)    (1,168)
Net unrealized loss
   on marketable
   securities, net of
   tax effect of
   $4,928                  --    --        --          --          --       --      (8,040)      --        --       --       (8,040)
Sale of equity collar
   net of tax effect
   of $1,043               --    --        --          --          --       --         --         (773)      929     --         156
                          ----- -----  --------    --------    -------- --------   --------   --------  -------- --------  --------
Balances at
   November 30,
     1998                 2,500   195  143,339        --        35,896   (5,704)     4,154       --         929   (3,589)   177,720
                          ===== =====  ========    ========    ======== ========   ========   ========  ======== ========   =======













See accompanying notes to consolidated financial statements.

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years Ended November 30, 1998, 1997 and 1996
                                 (In thousands)


                                                                           1998        1997        1996
                                                                         --------    --------    --------
Cash flows from operating activities:
   Net income (loss)                                                     $  2,972    $ 21,022    $(26,469)
   Adjustment to reconcile net income (loss) to net cash provided by
      (used in)  operating activities:
      Debt conversion expense                                                --        12,386      25,629
      Depreciation and amortization                                         2,471       1,903       3,298
      Provision for bad debt expense                                          581       1,300         429
      Equity in income of equity investments                               (1,107)     (1,468)       (614)
      Minority interest                                                      (320)      1,623         767
      Gain on sale of investments                                            (787)    (37,471)       (985)
      Provision for (recovery of ) deferred income taxes, net                (902)     (3,123)        468
      Provision for unearned compensation                                      53         135         297
      Expense relating to issuance of warrants                               --           106        --
      Gain on disposal of property, plant and equipment, net                 (151)         (9)        (32)
   Changes in:
      Accounts receivable                                                 (27,940)      6,853     (21,848)
      Receivable from vendor                                                4,266        --           532
      Inventory                                                            31,705     (36,823)     27,688
      Accounts payable, accrued expenses and other current liabilities      9,385      (2,855)     12,445
      Income taxes payable                                                 (4,034)      2,181       5,360
      Prepaid expenses and other, net                                       1,186      (2,659)     (2,954)
                                                                         --------    --------    --------
         Net cash provided by (used in) operating activities               17,378     (36,899)     24,011
                                                                         --------    --------    --------

Cash flows from investing activities:
   Purchases of investment securities                                     (12,719)     (4,706)       --
   Purchases of property, plant and equipment, net                         (4,932)     (3,986)     (2,805)
   Net proceeds from sale of investment securities                          5,830      45,937       1,000
   Proceeds from sale of equity collar                                      1,499        --          --
   Proceeds from distribution from equity investment                        1,125         450         317
                                                                         --------    --------    --------
         Net cash provided by (used in) investing activities               (9,197)     37,695      (1,488)
                                                                         --------    --------    --------

Cash flows from financing activities:
   Net repayments  under line of credit agreements                         (5,047)     (3,765)    (14,040)
   Net borrowings (repayments) under documentary acceptances                   (3)        413      (3,620)
   Principal payments on long-term debt                                      --          --        (5,029)
   Debt issuance costs                                                       --           (13)       (392)
   Principal payments on capital lease obligation                             (26)       --          (158)
   Proceeds from issuance of Class A Common Stock                            --         2,328        --
   Repurchase of Class A Common Stock                                      (1,168)     (2,421)       --
   Purchase of warrants                                                    (1,869)       --          --
   Proceeds from release of restricted cash                                  --          --         5,959
                                                                         --------    --------    --------
         Net cash used in financing activities                             (8,113)     (3,458)    (17,280)
Effect of exchange rate changes on cash                                      (115)       (243)         31
                                                                         --------    --------    --------
Net increase (decrease) in cash and cash equivalents                          (47)     (2,905)      5,274
Cash and cash equivalents at beginning of period                            9,445      12,350       7,076
                                                                         --------    --------    --------
Cash at end of period                                                    $  9,398    $  9,445    $ 12,350
                                                                         ========    ========    ========





See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        November 30, 1998, 1997 and 1996

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

                  The Company's automotive sound, security and accessory products include stereo cassette radios, compact disc players and changers, amplifiers, speakers and mobile LCD TV and video cassette playback units; key based remote control security systems; cruise controls and door and trunk locks. These products are marketed through mass merchandise chain stores, specialty automotive accessory installers, distributors and automobile dealers.

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

         (d)      Cash  Discount,   Co-operative   Advertising   Allowances  and
                   Market Development Funds

                  The Company accrues for estimated cash discounts, trade and promotional co-operative advertising allowances and market development funds at the time of sale. These discounts and allowances are reflected in the accompanying consolidated financial statements as a reduction of accounts receivable as they are utilized by customers to reduce their trade indebtedness to the Company.

                                                                     (Continued)
                                       32

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (e)      Inventory

                  Inventory consists principally of finished goods and is stated at the lower of cost (primarily on a weighted moving average basis) or market. The markets in which the Company competes are characterized by declining prices, intense competition, rapid technological change and frequent new product introductions. The Company maintains a significant investment in inventory and, therefore, is subject to the risk of losses on write-downs to market and inventory obsolescence. During the second quarter of 1998, the Company recorded a charge of approximately $6,600 to accurately reflect the Company's inventory at the lower of cost or market. No estimate can be made of losses that are reasonably possible should additional write-downs to market be required in the future.

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

                           Gains and losses on the forward exchange contracts that qualify as hedges are reported as a component of the underlying transaction. Foreign currency transactions which have not been hedged are marked-to-market on a current basis with gains and losses recognized through income and reflected in other income (expense). In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated (Note 17(a)(1)).

                  (2)      Equity Collar

                           As of November 30, 1997, the Company had an equity collar for 100,000 of its shares in CellStar Corporation (CellStar) (Note 6). The equity collar was recorded on the balance sheet at fair value with gains and losses on the equity

                                                                     (Continued)
                                       33

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           collar reflected as a separate component of stockholders' equity (Note 17(a)(2)). The equity collar acts as a hedging item for the CellStar shares. Being that the item being hedged, the CellStar shares, is an available-for-sale security carried at fair market value with unrealized gains and losses recorded as a separate component of stockholders' equity, the unrealized gains and losses on the equity collar are also recorded as a separate component of stockholders' equity.

                           During 1998, the Company sold the equity collar for $1,499 in cash. As of November 30, 1998, the net gain on the equity collar of $929 is recorded as a separate component of stockholders' equity.

                  The Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early application of all the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Management of the Company has not yet determined the impact, if any, that the implementation of Statement 133 will have on its financial position, results of operations or liquidity.

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

                  A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security

                                                                     (Continued)
                                       34

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

         (h)      Debt Issuance Costs

                  Costs incurred in connection with the issuance of the convertible subordinated debentures and restructuring of the Series A and Series B convertible subordinated notes (Note 10) and the restructuring of bank obligations (Note 9(a)) have been capitalized. These charges are amortized over the lives of the respective agreements. Amortization expense of these costs amounted to $37 and $1,109 for the years ended November 30, 1997 and 1996, respectively. During 1997 and 1996, the Company wrote-off $245 and $3,249, respectively, of debt issuance costs (Note 10). There were no debt issuance costs recorded as of November 30, 1998.

         (i)      Property, Plant and Equipment

                  Property, plant and equipment are stated at cost. Equipment under capital lease is stated at the present value of minimum lease payments. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:


                 Buildings                                         20-30 years
                 Furniture, fixtures and displays                   5-10 years
                 Machinery and equipment                            5-10 years
                 Computer hardware and software                        5 years
                 Automobiles                                           3 years

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

                  Accumulated amortization approximated $2,148 and $1,759 at November 30, 1998 and 1997, respectively. Amortization of the excess cost over fair value of assets acquired and other intangible assets amounted to $382, $363 and $145 for the years ended

                                                                     (Continued)
                                       35

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  November 30, 1998, 1997 and 1996, respectively. During 1997, the Company made investments in two companies that resulted in additional excess cost over fair value of assets acquired (Note 8).

                  On an ongoing basis, the Company reviews the valuation and amortization of its intangible assets. As a part of its ongoing review, the Company estimates the fair value of intangible assets taking into consideration any events and circumstances which may diminish fair value.

                  The recoverability of the excess cost over fair value of assets acquired is assessed by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the excess cost over fair value of assets acquired will be impacted if estimated future operating cash flows are not achieved.

         (k)      Equity Investments

                  The Company has common stock investments which are accounted for by the equity method (Note 8).

         (l)      Cellular Telephone Commissions

                  Under various agency agreements, the Company receives an initial activation commission for obtaining subscribers for cellular telephone services. Additionally, the agreements may contain provisions for commissions based upon usage and length of continued subscription. The agreements also provide for the reduction or elimination of initial activation commissions if subscribers deactivate service within stipulated periods. The Company has provided a liability for estimated cellular deactivations which is reflected in the accompanying consolidated financial statements as a reduction of accounts receivable.

                  The Company recognizes sales revenue for the initial activation, length of service commissions and residual commissions based upon usage on the accrual basis. Such commissions approximated $27,237, $35,749 and $37,930 for the years ended November 30, 1998, 1997 and 1996, respectively. Related commissions paid to outside selling representatives for cellular activations are reflected as a reduction of sales in the accompanying consolidated statements of income (loss) and amounted to $13,877, $19,924 and $20,443 for the years ended November 30, 1998, 1997 and 1996, respectively.


                                                                     (Continued)
                                       36

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (m)      Advertising

                  The Company expenses the production costs of advertising as incurred and expenses the costs of communicating advertising when the service is received. During the years ended November 30, 1998, 1997 and 1996, the Company had no direct response advertising.

         (n)      Warranty Expenses

                  Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. At November 30, 1998 and 1997, the liability for future warranty expense amounted to $1,915 and $2,257, respectively.

         (o)      Foreign Currency

                  With the exception of an operation in Venezuela, assets and liabilities of those subsidiaries and equity investments located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are accumulated in the cumulative foreign currency translation account in stockholders' equity. For the operation in Venezuela, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of income (loss). Exchange gains and losses on hedges of foreign net investments and on intercompany balances of a long-term investment nature are also recorded in the cumulative foreign currency translation adjustment account. Other foreign currency transaction gains of $924 for the year ended November 30, 1998 were included in other income. Other foreign currency gains and losses were not material for the years ended November 30, 1997 and 1996.

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


                                                                     (Continued)
                                       37

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (q)      Net Income (Loss) Per Common Share

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

         (r)      Supplementary Financial Statement Information

                  Advertising expenses approximated $15,789, $16,981 and $21,794 for the years ended November 30, 1998, 1997 and 1996, respectively.

                  Interest income of approximately $896, $1,525 and $1,097 for the years ended November 30, 1998, 1997 and 1996, respectively, is included in other in the accompanying consolidated statements of income (loss).

                  Included in accrued expenses and other current liabilities is $3,511 and $4,091 of accrued wages and commissions at November 30, 1998 and 1997, respectively.

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

         (t) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

                  On December 1, 1996, the Company adopted Statement No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " (Statement 121). Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount

                                                                     (Continued)
                                       38

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  by which the carrying amount of the assets exceed the fair value of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Adoption of Statement 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

         (u)      Accounting for Stock-Based Compensation

                  Prior to December 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On December 1, 1996, the Company adopted Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of Opinion 25 and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of Opinion 25 and provide the pro-forma disclosure provisions of Statement 123.

         (v)      Reporting Comprehensive Income

                  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. Statement 130 also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on investments in equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, Statement 130 is not expected to have a material impact on the Company's financial position, results of operation or liquidity. The Company will adopt this accounting standard effective December 1, 1998, as required.



                                                                     (Continued)
                                       39

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (w)      Disclosure About Segments of an Enterprise and
                  Related Information

                  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Statement 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements disclosures. The Company will adopt this accounting standard in fiscal 1999, as required, however, Statement 131 will not have any impact on the Company's financial position, results of operations or liquidity.

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



                                                                     (Continued)
                                       40

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(3)      Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:


                                                           For the Years Ended November 30,
                                                        1998           1997           1996
Cash paid during the years for:
Interest, net of $801 capitalized in 1998              $ 1,587      $  1,560         $7,666
Income taxes                                           $ 4,496       $23,530        $   272

         During  1998,  the Company  exercised  its option to convert  1,137,212
         Japanese Yen (approximately $8,176) of Shintom Co. Ltd. (Shintom) Convertible Debentures (Shintom Debentures) into approximately 7,500,000 shares of Shintom Common Stock (Note 6).

         During 1998, a capital lease obligation of $6,340 was incurred when the Company entered into a building lease (Note 16).

         During 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a separate component of stockholders' equity (Note 17).

         As of November 30, 1998 and 1997, the Company recorded an unrealized holding gain relating to available-for-sale marketable equity securities, net of deferred income taxes, of $4,154 and $12,194, respectively, as a separate component of stockholders' equity (Note 6).

         During January 1997, the Company completed an exchange of $21,479 of its $65,000 6 1/4 % convertible subordinated debentures (Subordinated Debentures) into 2,860,925 shares of Class A Common Stock (Note 10).

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

         As of November 30, 1997, the Company recorded an unrealized holding gain relating to the equity collar, net of deferred income taxes, of $773 as a separate component of stockholders' equity (Note 17).

                                                                     (Continued)
                                                        41

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         On February 9, 1996, the Company's 10.8% Series AA and 11.0% Series BB convertible debentures matured. As of February 9, 1996, $1,100 of the Series BB convertible debentures converted into 206,046 shares of Common Stock (Note 10).

         On November 25, 1996, the Company completed an exchange of $41,252 of its Subordinated Debentures into 6,806,580 shares of Common Stock (Note
         10).

         During 1996, the Company contributed $97 of property, plant and equipment in exchange for a 50% ownership interest in a newly-formed joint venture, Quintex Communications West, LLC (Quintex West), (Note
         8).

(4)      Transactions With Major Suppliers

         The Company engaged in transactions with Shintom, a stockholder who owned approximately 1.7% at November 30, 1996 of the outstanding Class A Common Stock and all of the outstanding Preferred Stock of the Company at November 30, 1998 and 1997. The Company has a 30.8% interest in a Japanese company, TALK Corporation (TALK) (Note 8).

         Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 19%, 29% and 26% for the years ended November 30, 1998, 1997 and 1996, respectively, of total inventory purchases. At November 30, 1998, the Company had recorded $15 of liability due to TALK for inventory purchases included in accounts payable. The Company also has documentary acceptance obligations payable to TALK as of November 30, 1998 and 1997 (Note 9(b)). At November 30, 1998 and 1997, the Company had recorded a receivable from TALK in the amount of $734 and $5,000, respectively, payable with interest (Note 8).

         TALK, which holds world-wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand and several mid-eastern countries. The Company granted Shintom a license agreement permitting the use of the Audiovox trademark to be used with TALK video cassette recorders sold in Japan from August 29, 1994 to August 28, 1997, in exchange for royalty fees. For the years ended November 30, 1997 and 1996, no such royalty fees were earned by the Company.

         Inventory purchases from a major supplier approximated 42%, 32% and 28% of total inventory purchases for the years ended November 30, 1998, 1997 and 1996, respectively. Although there are a limited number of manufacturers of its products, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in product availability and a possible loss of sales, which would affect operating results adversely.


                                                                     (Continued)
                                                        42

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(5)      Accounts Receivable

         Accounts receivable is comprised of the following:

                                                     November 30,
                                                  1998        1997
                                                --------   --------

Trade accounts receivable                       $142,211   $113,498
Receivables from equity investments (Note 8)       1,035      1,921
                                                --------   --------
                                                 143,246    115,419
Less:
   Allowance for doubtful accounts                 2,944      3,497
   Allowance for cellular deactivations              875      1,363
Allowance for co-operative advertising, cash
       discounts and market development funds      8,307      5,861
                                                --------   --------
                                                $131,120   $104,698
                                                ========   ========

         See Note 17(c) for concentrations of credit risk.

(6)      Investment Securities

         As of November 30, 1998, the Company's investment securities consist primarily of 1,730,000 shares of CellStar Common Stock, 1,904,000 shares of Shintom Common Stock and 662,788 Japanese Yen of Shintom Debentures, respectively, which were classified as available-for-sale marketable securities. As of November 30, 1997, the Company's investment securities consist primarily of 1,730,000 shares of CellStar Common Stock (adjusted for the CellStar 2 for 1 stock split that occurred during 1998). The cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale as of November 30, 1998 were as follows:


                                  Gross     Gross
                                  UnrealizedUnrealized
                                  Holding   Holding    Fair
                          Cost    Gain      Loss       Value
                        -------   -------   -------   -------
CellStar Common Stock   $ 2,715   $ 8,422      --     $11,137
Shintom Common Stock      3,132      --     $ 1,723     1,409
Shintom Debentures        4,543      --        --       4,543
                        -------   -------   -------   -------
                        $10,390   $ 8,422   $ 1,723   $17,089
                        =======   =======   =======   =======

         The Shintom Debentures mature on September 30, 2002.



                                                                     (Continued)
                                       43

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         A related deferred tax liability of $2,546 and $7,473 was recorded at November 30, 1998 and 1997, respectively, as a reduction to the unrealized holding gain included as a separate component of stockholders' equity.

         During 1998, the Company purchased 400,000 Japanese Yen (approximately $3,132) of Shintom Debentures. The Company exercised its option to convert the Shintom Debentures into shares of Shintom Common Stock. These shares are included in the Company's available-for-sale marketable securities at November 30, 1998.

         During 1998, the Company purchased an additional 400,000 Japanese Yen (approximately $2,732) of Shintom Debentures. The Company exercised its option to convert the Shintom Debentures into shares of Shintom Common Stock. The Company sold the Shintom Common Stock yielding net proceeds of $3,159 and a gain of $427.

         During 1998, the Company purchased 1,000,000 Japanese Yen (approximately $6,854) of Shintom Debentures. The Company exercised its option to convert 337,212 Japanese Yen of Shintom Debentures into shares of Shintom Common Stock. The Company sold the Shintom Common Stock yielding net proceeds of $2,671 and a gain of $360. The remaining debentures of 662,788 Japanese Yen are included in the Company's available-for-sale marketable securities at November 30, 1998.

         During 1997, the Company sold 1,835,000 shares of CellStar Common Stock yielding net proceeds of approximately $45,937 and a gain, net of taxes, of approximately $23,232.

(7)      Property, Plant and Equipment

         A summary of property, plant and equipment, net, is as follows:


                                                      November 30,
                                                   1998        1997
                                                 --------    --------
Land                                             $    363    $    363
Buildings                                           1,605       2,099
Property under capital lease                        7,141        --
Furniture, fixtures and displays                    3,184       3,418
Machinery and equipment                             5,023       4,341
Computer hardware and software                      9,767      14,307
Automobiles                                           633         800
Leasehold improvements                              3,943       3,510
                                                 --------    --------
                                                   31,659      28,838
Less accumulated depreciation and amortization    (13,831)    (20,285)
                                                 --------    --------
                                                 $ 17,828    $  8,553
                                                 ========    ========

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

        The amortization of the property under capital lease is included in depreciation and amortization expense.

         Computer software includes approximately $3,149 and $1,672 of unamortized costs as of November 30, 1998 and 1997, respectively, related to the acquisition and installation of management information systems for internal use.

         Depreciation and amortization of plant and equipment amounted to $2,089, $1,503 and $2,044 for the years ended November 30, 1998, 1997 and 1996, respectively. Included in accumulated depreciation and amortization is amortization of computer software costs of $350, $19 and $364 for the years ended November 30, 1998, 1997 and 1996, respectively. Included in accumulated depreciation and amortization is amortization of property under capital lease of $160 for the year ended November 30, 1998.

(8)      Equity Investments

         As of November 30, 1998, the Company had a 30.8% ownership interest in TALK. As of November 30, 1998, the Company's 72% owned subsidiary,
         Audiovox Communications, had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. As of November 30, 1998, the Company had a 20% ownership interest in Bliss-tel which distributes cellular telephones and accessories in Thailand. Additionally, the Company had 50% non-controlling ownership interests in five other entities: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments; ASA which acts as a distributor to specialized markets for RV's and van conversions, of televisions and other automotive sound, security and accessory products; Audiovox Pacific Pty., Limited (Audiovox Pacific) which distributes cellular telephones and automotive sound and security products in Australia and New Zealand; G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area; and Quintex West, which is in the cellular telephone and related communication products business, as well as the automotive aftermarket products business on the West Coast of the United States.

         During 1997, the Company purchased a 20% equity investment in Bliss-tel in exchange for 250,000 shares of the Company's Class A Common Stock and a credit for open accounts receivable of $1,250. The issuance of the common stock resulted in an increase to additional paid-in capital of approximately $1,248. The Company accounts for its investment in Bliss-tel under the equity method of accounting. In connection with the purchase, excess of the fair value of net assets acquired over cost amounting to $320 was recorded and is being amortized on a straight-line basis over 10 years.

         During 1997, the Company purchased a 50% equity investment in a newly-formed company, ASA, for approximately $11,131. The Company contributed the net assets of its Heavy Duty

                                                                     (Continued)
                                       45

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         Sound  division,  its 50%  interest in Audiovox  Specialty  Markets Co.
         (ASMC) and $4,656 in cash. In connection with this investment, excess cost over fair value of net assets acquired of $5,595 resulted, which is being amortized on a straight-line basis over 20 years. The other investor (Investor) contributed its 50% interest in ASMC and the net assets of ASA Electronics Corporation. In connection with this investment, the Company entered into a stock purchase agreement with the Investor in ASA. The agreement provides for the sale of 352,194 shares of Class A Common Stock at $6.61 per share (aggregate proceeds of approximately $2,328) by the Company to the Investor. The transaction resulted in a net increase to additional paid-in capital of approximately $2,242. The selling price of the shares are subject to adjustment in the event the Investor sells shares at a loss during a 90-day period, beginning with the later of the effective date of the registration statement filed with the Securities and Exchange Commission to register such shares or May 13, 1998. The adjustment to the selling price will equal the loss incurred by the Investor up to a maximum of 50% of the shares. During 1998, the Investor sold its shares at a loss which resulted in the Company recording an adjustment to the selling price of $410 as additional goodwill. No further adjustments to the selling price can be made.

         The Company's net sales to the equity investments amounted to $4,528, $6,132 and $6,483 for the years ended November 30, 1998, 1997 and 1996, respectively. The Company's purchases from the equity investments amounted to $15,383, $7,484 and $115,109 for the years ended November 30, 1998, 1997 and 1996, respectively. The Company recorded $1,752, $2,027 and $2,130 of outside representative commission expenses for activations and residuals generated by G.L.M. on the Company's behalf during fiscal year 1998, 1997 and 1996, respectively, (Note 1(l)).

         Included in accounts receivable at November 30, 1998 and 1997 are trade receivables due from its equity investments aggregating $1,035 and $1,921, respectively. Receivable from vendor is interest bearing and represents claims on late deliveries, product modifications and price protection from TALK as well as prepayments on product shipments. Interest is payable in monthly installments at 6.5%. Amounts representing prepayments of $734 were repaid via receipt of product shipments in December 1998. At November 30, 1998 and 1997, other long-term assets include management fee receivables of $1,271 and $1,496, respectively. At November 30, 1998 and 1997, included in accounts payable and other accrued expenses were obligations to equity investments aggregating $1,049 and $9,783, respectively. Documentary acceptance obligations were outstanding from TALK at November 30, 1998 (Note 9(b)).

         During 1997, the Company recorded interest income from TALK relating to the receivable from vendor, reimbursement of interest expense incurred under the subordinated loan to finance the TALK investment (Note 10) and other short-term loans made to TALK during 1997 at market interest rates. For the years ended November 30, 1998, 1997 and 1996, interest income earned on equity investment notes and other receivables approximated $480, $653 and $725, respectively. Interest expense on equity investment documentary acceptances approximated

                                                                     (Continued)
                                       46

                     AUDIOVOX CORPORATION AND SUBSIDIARIES

         $256,  $203 and $198 in 1998, 1997 and 1996, respectively.

(9)      Financing Arrangements

         (a)      Bank Obligations

                  The Company maintains a revolving credit agreement with various financial institutions. Subsequent to year end, the credit agreement has been amended and restated in its entirety, extending the expiration date to December 31, 2001. As a result, bank obligations under the credit agreement have been classified as long-term at November 30, 1998. The amended and restated credit agreement provides for $112,500 of available credit.

                  Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC. As of November 30, 1998, availability of credit under the credit agreement is a maximum aggregate amount of $95,000, subject to certain conditions, and is based upon a formula taking into account the amount and quality of its accounts receivable and inventory. At November 30, 1998, the amount of unused available credit is $43,085.

                  Outstanding obligations under the credit agreement at November 30, 1998 and 1997 were as follows:


                                                   November 30,
                                               1998           1997
                                             --------        -------
                   Revolving Credit Notes     $  2,500        $18,300
                   Eurodollar Notes             15,000          6,000
                                             --------        -------
                                              $17,500        $24,300
                                              =======        =======


                  Through February 8, 1996, interest on revolving credit notes were .25% above the prime rate, which was 8.75% at November 30, 1995. For the same period, interest on Eurodollar Notes were 2% above the Libor rate which was approximately 5.1% at November 30, 1995 and interest on bankers' acceptances were 2% above the bankers' acceptance rate which was approximately 6.25% at November 30, 1995. Pursuant to an amendment on February 9, 1996, the interest rates were increased to the following: revolving credit notes at .50% above the prime rate, which was approximately 7.75%, 8.5% and 8.25% at November 30, 1998, 1997 and 1996, respectively, and Eurodollar Notes at 2.75% above the Libor rate which was approximately 5.62%, 5.97% and 5.5% at November 30, 1998, 1997 and 1996,
                  respectively. Interest on bankers' acceptances remained at 2% above the bankers' acceptance rate which was approximately 5.5%,

                                                                     (Continued)
                                       47

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  5.77%  and  5.75%  at  November  30,  1998,   1997  and  1996,
                  respectively. The maximum commitment fee on the unused portion of the line of credit is .25% as of November 30, 1998.

                  The credit  agreement  contains several  covenants  requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. During 1998, the Company violated its covenant regarding maintenance of pre-tax income for the fiscal quarter and six months ended May 31, 1998 which was waived.

                  The Company also has a revolving credit facility with a Malaysian bank (Malaysian Credit Agreement) to finance additional working capital needs. As of November 30, 1998 and 1997, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $8,195 and $8,017, respectively. The credit facility is partially secured by two standby letters of credit totaling $5,320, by the Company and is payable upon demand or upon expiration of the standby letters of credit on August 31, 1999. The obligations of the Company under the Malaysian Credit Agreement are secured by the property and building owned by Audiovox Communications. Outstanding obligations under the Malaysian Credit Agreement at November 30, 1998 and 1997 were approximately $4,711 and $4,146, respectively. At November 30, 1998, interest on the credit facility ranged from 9.5% to 12.0%. At November 30, 1997, interest on the credit facility ranged from 8.25% to 11.10%.

                  On October 28, 1997, Audiovox Venezuela issued a note payable to a Venezuelan bank in the amount of 994,000 Venezuelan Bolivars (approximately $1,986 at November 30, 1997) to finance additional working capital needs. Interest on the note payable is 20%. The note was repaid in 1998. As of November 30, 1998, Audiovox Venezuela has notes payable of 1,500,000 Venezuelan Bolivars (approximately $2,617 at November 30,
                  1998) outstanding. Interest on the notes payable is 50%. The notes are scheduled to be repaid within one year and, as such, are classified as short term. The notes payable are secured by a standby letter of credit in the amount of $4,000, by the Company and is payable upon demand or upon expiration of the standby letter of credit on June 30, 1999.

                  The maximum month-end amounts outstanding under the credit agreement and Malaysian Credit Agreement borrowing facilities during the years ended November 30, 1998, 1997 and 1996 were $42,975, $28,420 and $44,213, respectively. Average borrowings during the years ended November 30, 1998, 1997 and 1996 were $26,333, $18,723 and $33,662, respectively, and the weighted average interest rates were 8.7%, 7.7% and 8.9%, respectively.


                                                                     (Continued)
                                       48

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (b)      Documentary Acceptances

                  During 1998, the Company had various unsecured documentary acceptance lines of credit available with suppliers to finance inventory purchases. The Company does not have written agreements specifying the terms and amounts available under the lines of credit. At November 30, 1998, $3,911 of documentary acceptances were outstanding of which all was due to TALK.

                  The maximum month-end documentary acceptances outstanding during the years ended November 30, 1998, 1997 and 1996 were $4,809, $4,162 and $9,792, respectively. Average borrowings during the years ended November 30, 1998, 1997 and 1996 were $3,885, $3,199 and $5,845, respectively, and the weighted average interest rates, including fees, were 6.6%, 6.3% and 5.1%, respectively.

(10)     Long-Term Debt

         A summary of long-term debt follows:


                                                             November 30,

                                                           1998         1997
Convertible subordinated debentures:
   6 1/4%, due 2001, convertible at $17.70 per share        $ 2,269      $ 2,269
Subordinated note payable                                     4,062        3,922
                                                            -------      -------
                                                              6,331        6,191
Less current installments                                        -            -
                                                            -------      -------
                                                            $ 6,331      $ 6,191
                                                            =======      =======

         On March 15, 1994, the Company completed the sale of $65,000, 6 1/4% Subordinated Debentures due 2001 and entered into an Indenture Agreement. The Subordinated Debentures are convertible into shares of the Company's Class A Common Stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances. The Indenture Agreement contains various covenants. The bonds are subject to redemption by the Company in whole, or in part, at any time after March 15, 1997, at certain specified amounts. On May 9, 1995, the Company issued warrants to certain beneficial holders of these Subordinated Debentures (Note 13(d)).

         On November 25, 1996, the Company completed an exchange of $41,252 of its $65,000 Subordinated Debentures for 6,806,580 shares of Class A Common Stock (Exchange). As a result of the Exchange, a charge of $26,318 was recorded. The charge to earnings represents (i) the difference in the fair market value of the shares issued in the Exchange and the fair market

                                                                     (Continued)
                                       49

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         value of the shares that would have been issued under the terms of the original conversion feature plus (ii) a write-off of the debt issuance costs associated with the Subordinated Debentures (Note 1(h)) plus
         (iii) expenses associated with the Exchange offer. The Exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $2,888 was recorded. An increase to paid in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the Exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $63,564.

         During January 1997, the Company completed additional exchanges totaling $21,479 of its $65,000 Subordinated Debentures for 2,860,925 shares of Class A Common Stock (Additional Exchanges). As a result of the Additional Exchanges, similar to that of the Exchange described earlier, a charge of $12,686, tax expense of $158 and an increase to paid in capital of $33,592, was recorded. As a result of the Exchange and Additional Exchanges, the remaining Subordinated Debentures are $2,269.

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

         On October 20, 1994, the Company issued a note payable for 500,000 Japanese Yen (approximately $4,062 and $3,922 on November 30, 1998 and 1997, respectively) to finance its investment in TALK (Note 8). The note is scheduled to be repaid on October 20, 2004 and bears interest at 4.1%. The note can be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender. The lender has an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value of the note at any time after October 20, 1995. This note and the investment in TALK are both denominated in Japanese Yen, and, as such, the foreign currency translation adjustments are accounted for as a hedge. Any foreign currency translation adjustment resulting from the note will be recorded in stockholders' equity to the extent that the adjustment is less than or equal to the adjustment from the translation of the investment in TALK. Any portion of the adjustment from the translation of the note that exceeds the adjustment from the translation of the investment in TALK is a transaction gain or loss that will be included in earnings.



                                                                     (Continued)
                                       50

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         During 1995, Audiovox Malaysia entered into a Secured Term Loan for 1,700 Malaysian Ringgits (approximately $675) to acquire a building. The loan was secured by the property acquired and bore interest at 1.5% above the Malaysian base lending rate which was 9.2% on November 30, 1996. The loan was payable in 120 monthly equal installments commencing October 1995, however, was fully repaid in November 1996.

         Maturities on long-term debt for the next five fiscal years are as follows:


1999                                                                      -
2000                                                                      -
2001                                                                 $2,269
2002                                                                      -
2003                                                                      -
                                                                     ======

(11)     Income Taxes

         The components of income (loss) before the provision for income taxes are as follows:


                                 November 30,
                                 -------------
                        1998        1997        1996
                      --------    --------    --------
Domestic Operations   $  5,380    $ 42,613    $(21,899)
Foreign Operations      (1,579)        829       1,264
                      --------    --------    --------
                      $  3,801    $ 43,442    $(20,635)
                      ========    ========    ========

         Total income tax expense (recovery) was allocated as follows:


                                                                                      November 30,
                                                                                     1998       1997
                                                                                   -------    -------
Income from continuing operations                                                  $   829    $22,420
Stockholders' equity
   Unrealized holding gain (loss) on investment
        securities recognized for financial reporting
        purposes                                                                    (4,928)     1,174
   Unrealized holding gain on equity collar
        recognized for financial reporting purposes                                 (1,043)       473
                                                                                   -------    -------
        Total income tax expense (recovery)                                        $(5,142)   $24,067
                                                                                   =======    =======

                                                          (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The provision for (recovery of) income taxes attributable to income from continuing operations is comprised of:

              Federal     Foreign      State       Total

1996:
   Current    $  3,711    $    802    $    853    $  5,366
   Deferred        330        --           138         468
              --------    --------    --------    --------
              $  4,041    $    802    $    991    $  5,834
              ========    ========    ========    ========

1997:
   Current    $ 23,316    $  1,159    $  1,068    $ 25,543
   Deferred     (2,845)       --          (278)     (3,123)
              --------    --------    --------    --------
              $ 20,471    $  1,159    $    790    $ 22,420
              ========    ========    ========    ========

1998:
   Current    $  1,499    $   (119)   $    351    $  1,731
   Deferred       (819)       --           (83)       (902)
              --------    --------    --------    --------
              $    680    $   (119)   $    268    $    829
              ========    ========    ========    ========

         A reconciliation of the provision for (recovery of) income taxes attributable to income (loss) from continuing operations computed at the Federal statutory rate to the reported provision for income taxes attributable to income (loss) from continuing operations is as follows:


                                                               November 30,
                                          -------------------------------------------------------
                                               1998               1997                 1996
                                          ----------------   ----------------   ----------------
Tax provision (recovery) at
   Federal statutory rates                $  1,292    34.0%  $ 15,205    35.0%  $ (7,222)  (35.0)%
Expense relating to exchange
   of subordinated debentures                 --        --      4,578    10.5     11,421    55.3
Undistributed losses from
   equity investments                          287     7.6        123     0.3        128     0.6
State income taxes, net of
   Federal benefit                             260     6.8      1,637     3.8        275     1.3
(Decrease) increase in
   beginning-of-the-year
   balance of the valuation
   allowance for deferred tax
   assets                                     (340)   (8.9)      (180)   (0.4)     1,270     6.2
Foreign tax rate differential                  (82)   (2.2)       323     0.7         30     0.1
Benefit of concluded
   examination                                (350)   (9.2)      --        --         --      --
Other, net                                    (238)   (6.3)       734     1.7        (68)   (0.2)
                                          --------    ----     --------  ----   --------    ----
                                          $    829    21.8%    $ 22,420  51.6%  $  5,834    28.3%
                                          ========    ====     ========  ====   ========    ====

                                                          (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The significant components of deferred income tax recovery for the years ended November 30, 1998 and 1997 are as follows:


                                                                   November 30,
                                                                 1998      1997
                                                               -------    -------
Deferred tax recovery (exclusive of the effect
     of other components listed below)                         $  (562)   $(2,943)
(Decrease) increase in beginning-of-the-year  balance of the
     valuation allowance for deferred tax assets                  (340)      (180)
                                                               -------    -------
                                                               $  (902)   $(3,123)
                                                               =======    =======


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:


                                                                November 30,
                                                              1998        1997
                                                             -------    -------
Deferred tax assets:
     Accounts receivable, principally due to allowance for
        doubtful accounts and cellular deactivations         $ 1,210    $ 1,483
     Inventory, principally due to additional costs
        capitalized for tax purposes pursuant to the Tax
        Reform Act of 1986                                       325        439
     Inventory, principally due to valuation reserve           1,882        941
     Accrual for future warranty costs                           563        830
     Plant, equipment and certain intangibles, principally
        due to depreciation and amortization                     804        719
     Net operating loss carryforwards, state and foreign       2,338      2,662
     Equity collar                                               570       --
     Accrued liabilities not currently deductible                346        405
     Other                                                       405        381
                                                             -------    -------
          Total gross deferred tax assets                      8,443      7,860
     Less: valuation allowance                                (2,373)    (2,713)
                                                             -------    -------
          Net deferred tax assets                              6,070      5,147
                                                             -------    -------

Deferred tax liabilities:
     Investment securities                                    (3,577)    (8,506)
     Equity collar                                              --         (473)
                                                             -------    -------
          Total gross deferred tax liabilities                (3,577)    (8,979)
                                                             -------    -------
          Net deferred tax asset (liability)                 $ 2,493    $(3,832)
                                                             =======    =======

                                                                     (Continued)

                     AUDIOVOX CORPORATION AND SUBSIDIARIES

         The net change in the total valuation allowance for the year ended November 30, 1998 was a decrease of $340. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries as well as other deferred tax assets in foreign countries. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for unusual items, management believes it is likely that the Company will realize the benefit of the net deferred tax assets existing at November 30, 1998. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         At November 30, 1998, the Company had net operating loss carryforwards for state and foreign income tax purposes of approximately $11,239, which are available to offset future state and foreign taxable income, if any, which will expire through the year ended November 30, 2018.

(12)     Capital Structure

         The Company's capital structure is as follows:


                                                                                                          Voting
                                                                                                          Rights
                                 Par                                                Shares                 Per        Liquidation
          Security              Value          Shares Authorized                 Outstanding              Share          Rights

                                              November 30,                   November 30,
                                          1998            1997           1998            1997
                                                                                                             $50 per
Preferred Stock             $50.00        50,000          50,000         50,000          50,000      -         share

Series Preferred Stock        0.01     1,500,000       1,500,000              -                      -        -
                                                                                                             Ratably with
Class A   Common Stock        0.01    30,000,000      30,000,000     16,760,518      16,963,533     One        Class B
Class B   Common Stock        0.01    10,000,000      10,000,000      2,260,954       2,260,954     Ten      Ratably with
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

                                                                     (Continued)
                                       54

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

    Class B Common Stock may, at any time, be converted into one share of Class A Common Stock.

    The 50,000 shares of non-cumulative Preferred Stock outstanding are owned by Shintom and have preference over both classes of common stock in the event of liquidation or dissolution.

    On May 16, 1997, the Company's Board of Directors approved the repurchase of 1,000,000 shares of the Company's Class A Common Stock in the open market under a share repurchase program (the Program). As of November 30, 1998 and 1997, 498,055 and 290,000 shares, respectively, were repurchased under the Program at an average price of $7.21 and $8.35 per share, respectively, for an aggregate amount of $3,589 and $2,421, respectively.

    As of November 30, 1998 and 1997, 1,963,480 and 969,500 shares of the Company's Class A Common Stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans and 4,167,117 and 5,491,192 for all convertible securities and warrants outstanding at November 30, 1998 and 1997 (Notes 10 and 13).

    Undistributed earnings from equity investments included in retained earnings amounted to $2,324 and $1,564 at November 30, 1998 and 1997, respectively.

(13)         Stock-Based Compensation and Stock Warrants

    (a)      Stock Options

             The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (ISO's) and non-qualified stock options (NQSO's) to purchase shares of Class A Common Stock. Under the plans, the exercise price of the ISO's will not be less than the market value of the Company's Class A Common Stock or 110% of the market value of the Company's Class A Common Stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A Common Stock on the date of grant. The options must be exercisable no later than ten years after the date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.

             Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. Compensation expense for the year ended November 30, 1996 was $97. No compensation expense was recorded for the years ended November 30, 1998 and 1997.



                                                                     (Continued)
                                       55

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     Information regarding the Company's stock options is summarized below:


                                                                   Weighted
                                                                   Average
                                                    Number          Exercise
                                                  of Shares          Price
Outstanding at
    November 30, 1995                              558,250            8.80
             Granted                                     -               -
             Exercised                                   -               -
             Canceled                              (9,500)           10.17
                                              ------------           -----
Outstanding at
    November 30, 1996                              548,750            8.78
             Granted                             1,260,000            7.09
             Exercised                                   -               -
             Canceled                            (109,000)           10.95
                                                ----------           -----
Outstanding at
    November 30, 1997                            1,699,750            7.38
             Granted                                10,000            4.63
             Exercised                                   -               -
             Canceled                             (16,000)            8.79
                                               -----------          ------
Outstanding at
    November 30, 1998                           1,693,750             7.33
                                                ==========          ======
Options exercisable,                            1,117,750             7.18
                                                ==========          ======
    November 30, 1998

                  At  November  30, 1998 and 1997,  207,302 and 190,250  shares, respectively, were available for future grants under the terms of these plans.

                  The Company adopted Statement 123 in fiscal 1997. The Company has elected to disclose the pro-forma net earnings and earnings per share as if such method had been used to account for stock-based compensation costs as described in Statement 123.

                  The per share weighted average fair value of stock options granted during 1998 was $3.45 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 5.7%, expected dividend yield of 0.0%, expected stock volatility of 60% and an expected option life of 10 years.

                  The per share weighted average fair value of stock options granted during 1997 was $5.73 on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 6.49%, expected

                                                                     (Continued)
                                       56

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  dividend yield of 0.0%, expected stock volatility of 70% and an expected option life of 10 years. No options were granted in 1996.

                  The Company applies Opinion 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income and net income per common share would have been reduced to the pro-forma amounts indicated below:


                                           1998         1997
                                           ----         ----

Net income:
   As reported                         $   2,972   $   21,022
   Pro-forma                               1,336       18,786

Net income per common share (basic):
   As reported                         $    0.16   $     1.11
   Pro-forma                                0.07         0.99

Net income per common share
   (diluted):
   As reported                              0.16         1.09
   Pro-forma                                0.07         0.97

                  Pro-forma net earnings reflect only options granted after November 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro-forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to December 1, 1995 was not considered. Therefore, the pro-forma net earnings may not be representative of the effects on reported net income for future years.



                                                                     (Continued)
                                       57

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Summarized information about stock options outstanding as of November 30, 1998 is as follows:


                               Outstanding                Exercisable
                                  Weighted      Weighted
                                  Average       Average                 Weighted
     Exercise                     Exercise       Life                    Average
      Price        Number          Price       Remaining      Number      Price
      Range       of Shares        of Shares    In Years     of Shares   of Shares
     -------      ---------       -----------  ---------     ---------    ----------

$4.63 - $ 8.00      1,531,000      $ 6.85         8.15        955,000     $ 6.30
$8.01 - $13.00         162,750      $12.08        5.43        162,750     $12.08

         (b)      Restricted Stock Plan

                  The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Total restricted stock outstanding, granted under these plans, at November 30, 1998 and 1997 was 72,428 and 78,500, respectively. Awards under the restricted stock plan may be performance accelerated shares or performance restricted shares No performance accelerated shares or performance restricted shares were granted in 1998, 1997 or 1996.

                  Compensation expense for the performance accelerated shares is recorded based upon the quoted market value of the shares on the date of grant. Compensation expense for the performance restricted shares is recorded based upon the quoted market value of the shares on the balance sheet date. Compensation expense (income) for these grants for the years ended November 30, 1998, 1997 and 1996 were $(23), $135 and $200, respectively.

         (c)      Employee Stock Purchase Plan

                  In May 1993, the stockholders approved the 1993 Employee Stock Purchase Plan. The stock purchase plan provides eligible employees an opportunity to purchase shares of the Company's Class A Common Stock through payroll deductions up to 15% of base salary compensation. Amounts withheld are used to purchase Class A Common Stock on the open market. The cost to the employee for the shares is equal to 85% of the fair market value of the shares on or about the last business day of each month. The Company bears the cost of the remaining 15 % of the fair market value of the shares as well as any broker fees. This Plan provides for purchases of up to 1,000,000 shares.



                                                                     (Continued)
                                       58

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (d)      Stock Warrants

                  During the third quarter of fiscal 1993, pursuant to a consulting agreement effective April 1993, the Company granted warrants to purchase 100,000 shares of Class A Common Stock, which have been reserved, at $7.50 per share. The warrants, which are exercisable in whole or in part at the discretion of the holder, expired on December 31, 1998. There were no warrants exercised as of November 30, 1998. The consulting agreement, valued at $100, was expensed in 1994 when the services to be provided, pursuant to the consulting agreement, were completed.

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

                  On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, each convertible into one share of Class A Common Stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders as of June 3, 1994, of approximately $57,600 of the Company's Subordinated Debentures in exchange for a release of any claims such holders may have against the Company, its agents, directors and employees in connection with their investment in the Subordinated Debentures. As a result, the Company incurred a warrant expense of $2,900 and recorded a corresponding increase to paid-in capital. The warrants are not exercisable after March 15, 2001, unless sooner terminated under certain circumstances. John J. Shalam, Chief Executive Officer of the Company, has granted the Company an option to purchase 1,668,875 shares of Class A Common Stock from his personal holdings. The exercise price of this option is $7 1/8, plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam. During 1998, the Company purchased approximately 1,324,075 of these warrants at a price of $1.30 per warrant, pursuant to the terms of a self-tender offer. As of November 30, 1998, 344,800 remaining warrants are outstanding.

                  During fiscal 1997, the Company granted warrants to purchase 100,000 shares of Class A Common Stock, which have been reserved, at $6.75 per share. The warrants, which are exercisable in whole or in part at the discretion of the holder, expire on January 29, 2002. There were no warrants exercised as of November 30, 1998.


                                                                     (Continued)
                                       59

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (e)      Profit Sharing Plans

                  The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. A contribution of $150, $500 and $150 was made by the Company to the United States plan in fiscal 1998, 1997 and 1996, respectively.
                  Contributions required by law to be made for eligible employees in Canada were not material.

(14)     Net Income (Loss) Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:


                                                        For the Years Ended
                                                            November 30,
                                                1998            1997            1996
                                                ----            ----            ----
Net income (loss) (numerator for net income
   (loss) per common share, basic                  $      2,972   $     21,022    $    (26,469)
Interest on 6 1/4% convertible subordinated
   debentures, net of tax                                   --             185           --
                                                   ------------   ------------    ------------
Adjusted net income (numerator for net income
   (loss) per common share, diluted                $      2,972   $     21,207    $    (26,469)
                                                   ============   ============    ============
Weighted average common shares (denominator
   for net income(loss) per common share, basic)     19,134,529     18,948,356       9,398,352

Effect of dilutive securities:
   Employee stock options and stock warrants               --          237,360            --
   Employee stock grants                                   --           70,845            --
   Convertible debentures                                  --          251,571            --
                                                   ------------   ------------    ------------

Weighted average common and potential common
   shares outstanding (denominator for net
   income (loss) per common share, diluted)          19,134,529     19,508,132       9,398,352
                                                   ============   ============    ============
Net income (loss) per common share, basic          $       0.16   $       1.11    $      (2.82)
                                                   $       0.16   $       1.09    $      (2.82)
Net income (loss) per common share, diluted


         Employee stock options and stock warrants totaling 2,779,363, 1,908,438 and 2,385,875 for the years ended November 30, 1998, 1997 and 1996, respectively, were not included in the

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     net earnings per share calculation because their effect would have been anti-dilutive.


(15)     Export Sales

         Export sales of approximately$102,659 for the year ended November 30, 1997, exceeded 10% of sales. Export sales did not exceed 10% of sales for the years ended November 30, 1998 and 1996.

(16)     Lease Obligations

         During 1998, the Company entered into a 30-year lease for a building with its principal stockholder and chief executive officer. A significant portion of the lease payments, as required under the lease agreement, consists of the debt service payments required to be made by the principal stockholder in connection with the financing of the construction of the building. For financial reporting purposes, the lease has been classified as a capital lease, and, accordingly, a building and the related obligation of approximately $6,340 was recorded (Note 7). In connection with the capital lease, the Company paid certain construction costs on behalf of it principal stockholder and Chief Executive Officer in the amount of $1,210. The amount is payable to the Company with 8% interest.

         During 1998, the Company entered into a sale/lease back transaction with its principal stockholder and Chief Executive Officer for $2,100 of equipment. No gain or loss on the transaction was recorded as the book value of the equipment equaled the fair market value. The lease is for five years with monthly rental payments of $34. The lease has been classified as an operating lease.



                                                                     (Continued)
                                       61

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         At November 30, 1998, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:



                                                      Capital           Operating
                                                       Lease             Leases

1999                                                $     521          $  2,115
2000                                                      522             1,712
2001                                                      530             1,325
2002                                                      553             1,113
2003                                                      554               610
Thereafter                                             13,652               724
                                                     --------        ----------
Total minimum lease payments                           16,332          $  7,599
                                                                       ========
Less:  amount representing interest                    10,017
                                                     --------
Present value of net minimum lease payments             6,315
Less: current installments                                 17
                                                  -----------
Long-term obligation                                 $  6,298
                                                     ========

         Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,563, $2,516 and $2,292 for the years ended November 30, 1998, 1997 and 1996, respectively.

         The Company leases certain facilities and equipment from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. At November 30, 1998, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:


1999                                                                 $434
2000                                                                  411
2001                                                                  411
2002                                                                  411
2003                                                                    -



                                                                     (Continued)
                                       62

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(17)     Financial Instruments

         (a)      Derivative Financial Instruments

                  (1)      Forward Exchange Contracts

                           At November 30, 1998 and 1997, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $5,352 and $26,502, respectively. These contracts have varying maturities with none exceeding one year as of November 30, 1998. For the years ended November 30, 1998, 1997 and 1996, gains and losses on foreign currency transactions which were not hedged were not material. For the years ended November 30, 1998, 1997 and 1996, there were no gains or losses as a result of terminating hedges prior to the transaction date.

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

                           During 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a separate component of stockholders' equity.

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



                                                                     (Continued)
                                       63

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (b)      Off-Balance Sheet Risk

                  Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox Communications and Audiovox Venezuela (Note 9(a)). The Company had open commercial letters of credit of approximately $24,914 and $19,078, of which $20,576 and $10,625 were accrued for as of November 30, 1998 and 1997, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

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

                  At November 30, 1998, three customers, which included two cellular carrier and service providers and a Bell Operating Company accounted for approximately 18.0%, 13.8% and 13.5%, respectively, of accounts receivable. At November 30, 1997, two customers, a cellular carrier and service provider and a Bell Operating Company, accounted for approximately 8.7% and 5.3%, respectively, of accounts receivable.

                  During the year ended November 30, 1998, two customers, a Bell Operating Company and a cellular carrier and service provider, accounted for approximately 18.3% and 14.9%, respectively, of the Company's 1998 sales. During the year ended November 30, 1997, two customers, a cellular carrier and service provider and a Bell Operating Company, accounted for approximately 11.3% and 9.0%, respectively, of the Company's 1997 sales. During the year ended November 30, 1996, two customers, a Bell Operating Company and a cellular carrier and service provider accounted for approximately 12% and 9%, respectively, of the Company's 1996 sales.

                    The Company generally grants credit based upon analyses of its customers' financial position and previously established buying and payment patterns. The Company establishes

                                                                     (Continued)
                                       64

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation. At November 30, 1998 and 1997, 34 and 43 customers, representing approximately 74% and 69%, respectively, of outstanding accounts receivable, had balances owed greater than $500.

                  A portion of the Company's customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales. A relatively small number of the Company's significant customers are deemed to be highly leveraged.

         (d)      Fair Value

                  The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value, with the exception of current installments of long-term debt, because of the short maturity of these instruments. The estimated fair value of the Company's financial instruments are as follows:


                                           November 30, 1998               November 30, 1997
                                           -----------------               -----------------
                                        Carrying          Fair          Carrying         Fair
                                         Amount          Value           Amount          Value

Investment securities                       $17,854         $17,854         $22,382         $22,382
Equity collar (derivative)                        -               -        $  1,246         $ 1,246
Long-term obligations
     including current
     installments                           $23,831         $24,202         $30,491         $30,910
Forward exchange contract                         -         $ 5,352               -         $26,125
     obligation (derivative)

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                  Investment Securities

                  The carrying amount represents fair value, which is based upon quoted market prices at the reporting date (Note 6).



                                                                     (Continued)
                                       65

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Equity Collar (Derivative)

                  The carrying amount represents fair value, which is based upon the Black Scholes option- pricing model.

                  Long-Term Debt Including Current Installments

                  The carrying amount of bank debt under the Company's revolving credit agreement and Malaysian Credit Agreement approximates fair value because of the short maturity of the underlying obligations. With respect to the Subordinated Debentures, fair values are based on published statistical data.

                  Forward Exchange Contracts (Derivative)

                  The fair value of the forward exchange contracts are based upon exchange rates at November 30, 1998 and 1997 as the contracts are short term.

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

(18)     Contingencies

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

         The Company has guaranteed certain obligations of its equity investments and has established standby letters of credit to guarantee the bank obligations of Audiovox Communications and Audiovox Venezuela (Note 17(b)).

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      None

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

         Information regarding this item is set forth under the captions "Election of Directors" of the Company's Proxy Statement to be dated March 26, 1999, which will be filed pursuant to Regulation 14A under the Securities
Exchange Act of 1934 (the Proxy Statement) and is incorporated herein by reference. Information with regard to Executive Officers is set forth in Item 1 of this Form 10-K.

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

                                     PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules, and Reports
           on Form 8-K

(a) (1)

The following financial statements are included in Item 8 of this Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and Subsidiaries as of November 30, 1998 and 1997.

Consolidated Statements of Income (Loss) of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1998, 1997 and 1996.

Consolidated Statements of Stockholders' Equity of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1998, 1997 and 1996.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 1998, 1997 and 1996.

Independent Auditors' Report on Financial Statement Schedules


   Schedule                                                    Page
    Number      Description                                   Number
      II        Valuation and Qualifying Accounts               74


All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                          Independent Auditors' Report







The Board of Directors and Stockholders
   Audiovox Corporation:


Under the date of January 25, 1999 we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1998, which are included in the Company's 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the 1998 annual report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.








                                                            s/KPMG  LLP
                                                              KPMG  LLP



Melville, New York
January 25, 1999

(3)      Exhibits

         See Item 14(c) for Index of Exhibits.

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the fourth quarter of fiscal 1998.

(c)      Exhibits


    Exhibit
    Number              Description

3.1                     Certificate    of    Incorporation    of   the   company
                        (incorporated by reference to the Company's Registration
                        Statement on Form S-1; No. 33-107, filed May 4, 1987).
3.1a                    Amendment to Certificate of Incorporation  (incorporated
                        by reference to the Company's Annual Report on Form 10-K
                        for the year ended November 30, 1993).
3.2                     By-laws of the Company (incorporated by reference to the
                        Company's Registration
                        Statement on Form S-1; No. 33-10726, filed May 4, 1987).
10.1                    Eighth Amendment, dated as of March 7, 1997, to the
                        Second Amended and
                        Restated Credit Agreement among the Registrant and the
                        several banks and financial
                        institutions (incorporated by reference to the Company's
                        Annual Report on Form
                        10-K for the year ended November 30, 1997).
10.2                    Ninth Amendment, dated as of August 19, 1997, to the
                         Second Amended and
                        Restated Credit Agreement among the Registrant and the
                        several banks and financial
                        institutions (incorporated by reference to the Company's
                        Form 8-K filed via EDGAR
                        on September 4, 1997).
10.3                    Tenth Amendment, dated as of October 24, 1997, to
                         the Second Amended and
                        Restated Credit Agreement among the Registrant and the
                         several banks and financial
                        institutions (incorporated by reference to the Company's
                        Annual Report on Form
                        10-K for the year ended November 30, 1997)
10.4                    Eleventh Amendment, dated as of March 20, 1998, to the Second Amended and
                        Restated Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Form 8-K filed via EDGAR on March 31, 1998).
10.5                    Twelfth Amendment, dated as of July 8, 1998, to the Second Amended and Restated
                        Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Form 8-K filed via EDGAR on July 21, 1998).



Exhibit
10.6                    Thirteenth Amendment, dated as of October 8, 1998, to the Second Amended and Restated  Credit  Agreement among the Registrant and
                        the  several  banks and  financial  institutions  (filed
                        herewith).
21                      Subsidiaries of the Registrant  (filed herewith).
23                      Independent Auditors Consent  (filed herewith).
27                      Financial Data Schedule (filed herewith).


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

                                          AUDIOVOX CORPORATION



March 1, 1999                                      BY:s/John J. Shalam
                                                  John J. Shalam, President
                                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                       Title                                      Date

                                                President;
                                                Chief Executive Officer
s/John J. Shalam                                (Principal Executive Officer               March 1, 1999
John J. Shalam                                   and Director

                                                Executive Vice President and
s/Philip Christopher                            Director                                   March 1, 1999
Philip Christopher

                                                Senior Vice President,
                                                Chief Financial Officer (Principal
s/Charles M. Stoehr                             Financial and Accounting                   March 1, 1999
Charles M. Stoehr                               Officer) and Director

s/Patrick M. Lavelle                            Director                                   March 1, 1999
Patrick M. Lavelle

s/Ann Boutcher                                  Director                                   March 1, 1999
Ann Boutcher

s/Richard Maddia                                Director                                   March 1, 1999
Richard Maddia

s/Paul C. Kreuch, Jr.                           Director                                   March 1, 1999
Paul C. Kreuch, Jr.

s/Dennis McManus                                Director                                   March 1, 1999
Dennis McManus


                                                                     Schedule II
                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years Ended November 30, 1998, 1997 and 1996
                                 (In thousands)



                  Column A                Column B            Column C     Column D   Column E
                  --------                --------            --------     --------   --------

                                           Balance at  Charged to Charged             Balance
                                           Beginning   Costs and  to Other            At End
                 Description                Of Year     Expenses  Accounts Deductions Of Year
1998
Allowance for doubtful accounts             $ 3,497   $   581      --     $ 1,134   $ 2,944
Cash discount allowances                        189      --        --          19       170
Co-op advertising and volume
   rebate allowances                          5,672    12,129      --       9,664     8,137
Allowance for cellular deactivations          1,363      --        --         488       875
Reserve for warranties and product
   repair costs                               4,068     2,306      --       2,289     4,085
                                            -------   -------   -------   -------   -------
                                            $14,789   $15,016      --     $13,594   $16,211
                                            =======   =======   =======   =======   =======

1997
Allowance for doubtful accounts             $ 3,115   $ 1,300      --     $   918   $ 3,497
Cash discount allowances                        314      --        --         125       189
Co-op advertising and volume
   rebate allowances                          6,977    12,283      --      13,588     5,672
Allowance for cellular deactivations          1,666      --        --         303     1,363
Reserve for warranties and product
   repair costs                               4,975     2,316      --       3,223     4,068
                                            -------   -------   -------   -------   -------
                                            $17,047   $15,899      --     $18,157   $14,789
                                            =======   =======   =======   =======   =======

1996
Allowance for doubtful accounts             $ 2,707   $   430      --     $    22   $ 3,115
Cash discount allowances                        165       149      --        --         314
Co-op advertising and volume rebate
   allowances                                 3,225    17,629      --      13,877     6,977
Allowance for cellular deactivations          1,725      --        --          59     1,666
Reserve for warranties and product repair
   costs                                      3,948     3,784      --       2,757     4,975
                                            -------   -------   -------   -------   -------
                                            $11,770   $21,992      --     $16,715   $17,047
                                            =======   =======   =======   =======   =======
