Form 10-Q
period 1999-02-28
AUDIOVOX CORP
filed 1999-04-14
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                   February 28, 1999


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

                    Yes   X                                      No

Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

           Class                         Outstanding at April 12, 1999
           Class A Common Stock                      17,297,878  Shares
           Class B Common Stock                        2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X
                                                                      Page
                                                                      Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at
                  February 28, 1999 (unaudited) and
                  November 30, 1998                                       3

                  Consolidated Statements of Income
                  for the Three Months Ended February 28, 1999
                  and 1998 (unaudited)                                    4

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended February 28, 1999
                  and 1998 (unaudited)                                    5

                  Notes to Consolidated Financial Statements             6-8

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                            9-20

PART II           OTHER INFORMATION

ITEM 6            Reports on Form 8-K                                    21

                  SIGNATURES                                             22

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                     February 28,  November 30,
                                                                        1999         1998
                                                                      ---------    ---------
                                                                     (unaudited)

Assets
Current assets:
   Cash and cash equivalents                                          $   4,433    $   9,398
   Accounts receivable, net                                             133,693      131,120
   Inventory, net                                                        66,104       72,432
   Receivable from vendor                                                 5,325          734
   Prepaid expenses and other current assets                              5,915        6,724
   Deferred income taxes, net                                             6,088        6,088
                                                                      ---------    ---------
         Total current assets                                           221,558      226,496
Investment securities                                                    24,252       17,089
Equity investments                                                       10,815       10,387
Property, plant and equipment, net                                       18,502       17,828
Excess cost over fair value of assets acquired
  and other intangible assets, net                                        5,956        6,052
Other assets                                                              1,650        1,827
                                                                      ---------    ---------
                                                                      $ 282,733    $ 279,679
                                                                      =========    =========

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable                                                   $  30,528    $  34,063
   Accrued expenses and other current liabilities                        17,437       15,359
   Income taxes payable                                                   7,293        5,210
   Bank obligations                                                       6,030        7,327
   Documentary acceptances                                                3,910        3,911
   Capital lease obligation                                                  17           17
                                                                      ---------    ---------
         Total current liabilities                                       65,215       65,887
Bank obligations                                                         10,086       17,500
Deferred income taxes, net                                                6,676        3,595
Long-term debt                                                            6,453        6,331
Capital lease obligation                                                  6,282        6,298
                                                                      ---------    ---------
         Total liabilities                                               94,712       99,611
                                                                      ---------    ---------
Minority interest                                                         2,208        2,348
                                                                      ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                      2,500        2,500
   Common stock:
   Class A; 30,000,000 authorized; 17,258,573 issued                        173          173
       Class B convertible; 10,000,000 authorized; 2,260,954 issued          22           22
   Paid-in capital                                                      143,375      143,339
   Retained earnings                                                     38,879       35,896
   Accumulated other comprehensive income (loss)                          3,524       (1,550)
   Gain on hedge of available-for-sale securities, net                      929          929
   Treasury stock, 498,055 Class A common stock, at cost                 (3,589)      (3,589)
                                                                      ---------    ---------
         Total stockholders' equity                                     185,813      177,720
                                                                      ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                   $ 282,733    $ 279,679
                                                                      =========    =========




See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the Three Months Ended February 28, 1999 and 1998
                 (In thousands, except share and per share data)



                                                                   1999          1998
                                                               ------------    ------------
                                                               (unaudited)      (unaudited)


Net sales                                                      $    210,266    $    120,974

Cost of sales                                                       184,046          98,715
                                                               ------------    ------------

Gross profit                                                         26,220          22,259
                                                               ------------    ------------

Operating expenses:

   Selling                                                            8,685           8,290
   General and administrative                                         9,161           8,422
   Warehousing, assembly and repair                                   3,172           3,012
                                                               ------------    ------------

       Total operating expenses                                      21,018          19,724
                                                               ------------    ------------

Operating income                                                      5,202           2,535
                                                               ------------    ------------

Other income (expense):
   Interest and bank charges                                         (1,107)           (846)
   Equity in income of equity investments, net                          621             406
   Gain on sale of investment                                           239            --
   Other, net                                                           132             141
                                                               ------------    ------------

       Total other income (expense)                                    (115)           (299)
                                                               ------------    ------------

Income before provision for income taxes                              5,087           2,236

Provision for income taxes                                            2,105             597
                                                               ------------    ------------

Net income                                                     $      2,982    $      1,639
                                                               ============    ============

Net income per common share (basic)                            $       0.16    $       0.09
                                                               ============    ============

Net income per common share (diluted)                          $       0.16    $       0.09
                                                               ============    ============

Weighted average number of common shares outstanding (basic)     19,021,472      19,192,431
                                                               ============    ============
Weighted average number of common shares outstanding (diluted)   19,277,942      19,494,126
                                                               ============    ============














See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Three Months Ended February 28, 1999 and 1998
                                 (In thousands)



                                                                           1999         1998
                                                                          --------    --------
                                                                          (unaudited) (unaudited)

Cash flows from operating activities:
   Net income                                                             $  2,982    $  1,639
Adjustment to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                           718         455
       Provision for (recovery of) bad debt expense                            109         (73)
       Equity in income of equity investments, net                            (628)       (329)
       Minority interest                                                      (140)       (111)
       Gain on sale of investment                                             (239)       --
       Provision for (recovery of) deferred income taxes, net                 --          (132)
       Provision for unearned compensation                                      48          48
       (Gain) loss on disposal of property, plant and equipment, net             4          (7)
   Change in:
       Accounts receivable                                                  (2,675)     25,504
       Inventory                                                             6,344     (20,930)
       Accounts payable, accrued expenses and other current liabilities     (1,451)     (9,308)
       Receivable from vendor                                               (4,591)     (4,000)
       Income taxes payable                                                  2,083      (4,124)
       Prepaid expenses and other, net                                         524      (2,079)
                                                                          --------    --------
          Net cash provided by (used in) operating activities                3,088     (13,447)
                                                                          --------    --------

Cash flows from investing activities:
   Net proceeds from sale of equity collar                                    --         1,499
   Net proceeds from sale of investment securities                           1,777        --
   Purchases of property, plant and equipment, net                          (1,304)       (691)
   Proceeds from distribution from equity investment                           202         350
                                                                          --------    --------
          Net cash provided by investing activities                            675       1,158
                                                                          --------    --------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreements              (8,706)      7,743
   Net borrowings (repayments) under documentary acceptances                    (1)        895
   Principal payments on capital lease obligation                              (16)       --
   Repurchase of Class A Common Stock                                         --          (369)
                                                                          --------    --------
          Net cash provided by (used in) financing activities               (8,723)      8,269
                                                                          --------    --------

Effect of exchange rate changes on cash                                         (5)          2
                                                                          --------    --------
Net decrease in cash and cash equivalents                                   (4,965)     (4,018)
Cash and cash equivalents at beginning of period                             9,398       9,445
                                                                          --------    --------
Cash and cash equivalents at end of period                                $  4,433    $  5,427
                                                                          ========    ========







See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Three Months Ended February 28, 1999 and 1998

             (Dollars in thousands, except share and per share data)

(1)      Basis of Presentation

         The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of February 28, 1999 and November 30, 1998, the consolidated statements of income for the three month periods ended February 28, 1999 and February 28, 1998, and the consolidated statements of cash flows for the three months ended February 28, 1999 and February 28, 1998. The interim figures are not necessarily indicative of the results for the year.

         Accounting  policies adopted by the Company are identified in Note 1 of
         the  Notes  to  Consolidated   Financial  Statements  included  in  the
         Company's 1998 Annual Report filed on Form 10-K.

(2)      Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:


                                                      Three Months Ended
                                                         February 28,
                                                 --------------------------

                                                   1999                1998
                                                  -----               -----

Cash paid during the period:
     Interest (excluding bank charges)            $ 455                $ 496
     Income taxes                                 $ 178               $ 3,973

         During the first quarters of 1999 and 1998, the Company recorded a net unrealized holding gain relating to available-for-sale marketable securities, net of deferred taxes, of $5,025 and $2,679, respectively, as a component of accumulated other comprehensive income (loss).

         During the first quarter of 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a separate component of stockholders' equity.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(3)      Investment Securities

          During the first quarter of 1999, the Company exercised its option to convert approximately 224,400 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock yielding net proceeds of $1,777 and a gain of $239.

(4)      Net Income Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:


                                                                        Three Months Ended
                                                                            February 28,
                                                                         1999           1998
                                                                     -----------   -----------
Net income (numerator for basic income per share)                    $     2,982   $     1,639
Interest on 6 1/4% convertible subordinated debentures, net of tax            21            21
                                                                     -----------   -----------
Adjusted net income (numerator for diluted income per
   share)                                                            $     3,003   $     1,660
                                                                     ===========   ===========
Weighted average common shares (denominator for basic
   income per share)                                                  19,021,472    19,192,431
Effect of dilutive securities:
   6 1/4% convertible subordinated debentures                            128,192       128,192
   Employee stock options and stock warrants                              47,478       106,706
   Employee stock grants                                                  80,800        66,797
                                                                     -----------   -----------
Weighted average common and potential common shares
   outstanding (denominator for diluted income per share)             19,277,942    19,494,126
                                                                     ===========   ===========
Basic income per share                                               $      0.16   $      0.09
                                                                     ===========   ===========
Diluted income per share                                             $      0.16   $      0.09
                                                                     ===========   ===========

         Employee stock options and stock warrants totaling 1,695,300 and 1,250,000 for the quarters ended February 28, 1999 and 1998, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

(5)      Comprehensive Income (Loss)

         Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         adjustments and unrealized gains and losses on marketable securities classified as available- for-sale. The accumulated other comprehensive income (loss) of $3,524 and ($1,550) at February 28, 1999 and 1998, respectively, on the accompanying consolidated balance sheets is the accumulated unrealized gain on the Company's investment securities and the accumulated foreign currency translation adjustment. Annual financial statements for prior periods will be reclassified as required.

         The Company's total comprehensive income was as follows:


                                                 Three Months Ended
                                                      February 28,
                                                    1999      1998
                                                  -------    -------

Net income                                        $ 2,982    $ 1,639
                                                  -------    -------
Other comprehensive income:
   Foreign currency translation adjustments            49       (533)
   Unrealized gains on securities:
Unrealized holding gains arising during period,     5,264      2,679
           net of tax
Less: reclassification adjustment for gains
          realized in net income                     (239)      --
                                                  -------    -------
       Net unrealized gains                         5,025      2,679
                                                  -------    -------
Other comprehensive income, net of tax              5,074      2,146
                                                  -------    -------
Total comprehensive income                        $ 8,056    $ 3,785
                                                  =======    =======

(6)      Subsequent Events

         On March 30, 1999, Toshiba Corporation, a major supplier, purchased newly-issued shares of Audiovox Communications Corp., a wholly-owned subsidiary of the Company, for $5,000. This investment gives Toshiba Corporation 5% ownership in Audiovox Communications Corp.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company markets its products under its own brand as well as private labels to a large and diverse distribution network both domestically and internationally. The Company's products are distributed by two separate marketing groups: Communications and Automotive Electronics. The Communications group consists of Audiovox Communications Corp. (ACC) and the Quintex retail operations (Quintex), both of which are wholly-owned subsidiaries of the Company. The Communications group markets cellular telephone products and receives activation commissions and residual fees from its retail sales. The price at which the Company's retail outlets sell cellular telephones is often affected by the activation commission the Company will receive in connection with such sale. The activation commission paid by a cellular telephone carrier is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual fees are based upon a percentage of customers' usage and are calculated based on the amount of local air time fees collected from the base of customers activated by the Company on a particular cellular carrier's system. The Automotive Electronics group consists of Audiovox Automotive Electronics (AAE), a division of the Company, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings
(M) Sdn. Bhd. and Audiovox Venezuela C.A., which are majority-owned subsidiaries. Products in the Automotive Electronics group include sound and security equipment, car accessories, home and portable sound products and mobile video. The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. General expenses and other income items which are not readily allocable are not included in the results of the various marketing groups.

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

         The following table sets forth for the periods indicated certain statements of income data for the Company expressed as a percentage of net sales:

                                           Percentage of Net Sales
                                            Three Months Ended
                                               February 28,
                                               1999    1998
                                              -----    -----
Net sales:
     Product sales:
        Cellular wholesale                     71.9%    55.5%
        Cellular retail                         1.1      0.7
        Sound                                   7.3     15.2
        Security and accessories               11.9     18.7
                                              -----    -----
                                               92.2     90.1
Activation commissions                          3.5      5.2
     Residual fees                              0.5      0.8
     Other                                      3.8      3.8
                                              -----    -----
        Total net sales                       100.0%   100.0%
Cost of sales                                  87.5     81.6
                                              -----    -----
Gross profit                                   12.5     18.4
                                              -----    -----

Selling                                         4.1      6.9
General and administrative expense              4.4      7.0
Warehousing, assembly and repair                1.5      2.5
                                              -----    -----
     Total operating expenses                  10.0     16.3
                                              -----    -----
Operating income                                2.5      2.1

Interest and bank charges                       0.5      0.7
Equity in income of equity investments          0.3      0.3
Gain on sale of investment                      0.1       --
Other income                                    0.1      0.1
Income  before provision for income taxes       2.4      1.8
Provision for income taxes                      1.0      0.5
                                               -----    -----
Net income                                      1.4%     1.4%
                                               =====    =====


RESULTS OF OPERATIONS
Consolidated Results
Three months ended February 28, 1999 compared to three months ended February 28, 1998

         The net sales and percentage of net sales by product line and marketing group for the three months ended February 28, 1999 and February 28, 1998 are reflected in the following table:

                                        Three Months Ended
                                          February 28,
                              --------------------------------------
                                      1999               1998
                              ------------------  -------------------
Net sales:
Communications
   Cellular wholesale         $151,282      71.9% $ 67,110      55.5%
   Cellular retail               2,262       1.1       852       0.7
   Activation commissions        7,363       3.5     6,347       5.2
   Residual fees                 1,084       0.5       998       0.8
   Other                         3,427       1.6     2,760       2.3
                              --------     -----  --------     -----
      Total Communications     165,418      78.7    78,067      64.5
                              --------     -----  --------     -----
Automotive Electronics
   Sound                        15,399       7.3    18,428      15.2
   Security and accessories     25,054      11.9    22,677      18.7
   Consumer electronics          4,389       2.1     1,802       1.5
                              --------     -----  --------     -----
      Total Automotive          44,842      21.3    42,907      35.5
Other                                6    --          --         --
                              --------     -----  --------     -----
      Total                   $210,266     100.0% $120,974     100.0%
                              ========     =====  ========     =====

         Net sales were $210,266 for 1999, an increase of $89,292, or 73.8%, from 1998. The increase in net sales was in both the Communications Group and the Automotive Electronics Group. Sales from our international operations were down from last year by approximately 11.1%. Sales in Malaysia increased $1,090, or 34.6%, and sales in Venezuela were down $1,908, or 45.5%. Gross margins were 12.5% in 1999 compared to 18.4% in 1998. Operating expenses increased to $21,018 from $19,724, a 6.6% increase. However, as a percentage of sales, operating expenses decreased to 10.0% in 1999 from 16.3% in 1998. Operating income for 1999 was $5,202 compared to last year's

$2,535.
Communications Results
Three months ended February 28, 1999 compared to three months ended February 28, 1998

         The following table sets forth for the periods indicated certain statements of income data for the Communications group expressed as a percentage of net sales:

                                 Communications

                                                 Three Months Ended
                                                 February 28,
                                           1999                    1998
                                    ---------------------  ---------------------

Net sales:
     Cellular product - wholesale   $ 151,282       91.4%  $  67,110       86.0%
     Cellular product - retail          2,262        1.4         852        1.1
     Activation commissions             7,363        4.4       6,347        8.1
     Residual fees                      1,084        0.7         998        1.3
     Other                              3,427        2.1       2,760        3.5
                                    ---------      -----   ---------      -----
         Total net sales              165,418      100.0      78,067      100.0
                                    ---------      -----   ---------      -----
Gross profit                           16,876       10.2      13,199       16.9
Total operating expenses               11,895        7.2      11,439       14.7
                                    ---------      -----   ---------      -----
Operating income                        4,981        3.0       1,760        2.3
Other expense                          (1,550)      (0.9)     (1,301)      (1.7)
                                    ---------      -----   ---------      -----
Pre-tax income                      $   3,431        2.1%  $     459        0.6%
                                    =========      =====   =========      =====

         The Communications group is composed of ACC and Quintex, both wholly-owned subsidiaries of Audiovox Corporation. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line.

          During the first quarter of 1999, sales increased $87,351, or 112%, to $165,418. Unit sales of cellular telephones increased approximately 72.9% (or 456,000 units) during the first quarter of 1999. This increase is attributable to sales of digital product. The digital phones have a higher average unit selling price as well as a higher unit cost to the Company. As a result, average unit selling prices increased approximately 31.2% to $134 from $102, and gross profit margins decreased to 10.2% from 16.9% during the first quarter of 1999 compared to the first quarter of 1998. The number of new cellular subscriptions processed by Quintex increased 21.9%, with an accompanying increase in activation commissions of approximately $1,016, or 16.0%. The average commission received by Quintex per activation decreased approximately 4.8% from last year. Operating expenses increased to $11,895 from $11,439. As a percentage of net sales, however, operating expenses decreased to 7.2% during 1999 compared to 14.7% in 1998. Selling expenses increased $394 from last year, primarily in commissions, advertising and divisional marketing, partially offset by decreases in salaries. General and administrative expenses increased during 1999 by $258 from 1998, primarily in occupancy costs, insurance and temporary personnel. Warehousing and assembly expenses decreased by $196 during 1999 from last year, primarily in tooling and field warehousing expenses. Operating income for 1999 was $4,981 compared to last year's $1,760.

Automotive Electronics Results
Three months ended February 28, 1999 compared to three months ended February 28, 1998

         The following table sets forth for the periods indicated certain statement of income data for the Automotive group expressed as a percentage of net sales:

                             Automotive Electronics


                                            Three Months Ended
                                              February 28,
                                        1999                1998
                                -------------------   --------------------
Net sales:
     Sound                      $ 15,399       34.3%  $ 18,428       42.9%
     Security and accessories     25,054       55.9     22,677       52.9
     Consumer electronics          4,389        9.8      1,802        4.2
                                --------      -----   --------      -----
        Total net sales           44,842      100.0     42,907      100.0
                                --------      -----   --------      -----
Gross profit                       9,198       20.5      9,099       21.2
Total operating expenses           6,733       15.0      6,756       15.7
                                --------      -----   --------      -----
Operating income                   2,465        5.5      2,343        5.5
Other expense                       (650)      (1.4)      (964)      (2.2)
                                --------      -----   --------      -----
Pre-tax income                  $  1,815        4.0%  $  1,379        3.2%
                                ========      =====   ========      =====

         Net sales increased approximately $1,935 compared to last year, an increase of 4.5%. Automotive security and accessories sales increased 10.5% compared to last year, primarily due to a $7.1 million increase in mobile video sales from last year's $1.1 million. Consumer electronics sales also more than doubled from last year to $4,389. These increases were partially offset by a decrease of 16.4% in auto sound. Net sales in our Malaysian subsidiary increased 24.6% from last year, but were offset by a 45.5% decline in sales in our Venezuelan subsidiary. Gross margins decreased to 20.5% in 1999 from 21.2% in 1998. Operating expenses remained relatively flat. Selling expenses increased from last year by $29, primarily in commissions. General and administrative expenses decreased from 1998 by $391, primarily in bad debt and office salaries in international operations. Warehousing and assembly expenses increased from 1998 by $339, primarily in field warehousing and direct labor. Operating income for 1999 was $2,465 compared to $2,343 last year.

Other Income and Expense

         Interest expense and bank charges increased by $261 for the three months ended February 28, 1999 compared to the same period last year. Equity in income of equity investments increased $215 for the three months ended February 28, 1999, compared to the same period last year. During the first quarter of 1999, the Company exercised its option to convert approximately 224,400 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company then sold the Shintom common stock yielding net proceeds of $1,777 and a gain of $239. The remaining debentures of 438,388 Japanese yen are included in the Company's available-for-sale investment securities at February 28, 1999.

Provision for Income Taxes

         Provision for income taxes and income tax recovery are provided for at a blended federal and state rate of 40% for profits or losses from normal business operations. During 1998, the Company implemented various tax strategies which have resulted in lowering the effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at February 28, 1999 decreased $4,965 from the November 30, 1998 level. Operating activities provided $3,088, primarily from decreases in inventory and increases in income taxes payable, partially offset by increases in accounts receivable and receivable from vendor. Investing activities provided $675, primarily from the sale of investment securities, offset by the purchase of property, plant and equipment. Financing activities used $8,723, primarily for repayments under line of credit agreements.

         On December 23, 1998, the Company entered into the Third Amended and Restated Credit Agreement (the Revised Credit Agreement) with its financial institutions which superseded the Second Amended and Restated Credit Agreement in its entirety. The major changes in the Revised Credit Agreement include an increase in the maximum aggregate amount of borrowings to $112,500 and allow for a sub-limit for foreign currency borrowing of $15,000. The Revised Credit Agreement contains covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth as follows: Pre-tax income of not less than $1,500 for the two consecutive fiscal quarters ending May 31, 1999, 2000 and 2001 and; not less than $2,500 for two consecutive fiscal quarters ending November 30, 1999, 2000 and 2001; and not less than $4,000 for any fiscal year ending on or after November 30, 1999. Further, the Company may not incur a pre-tax loss in excess of $1,000 for any fiscal quarter and may not incur a pre-tax loss for two consecutive fiscal quarters. In addition, the Company must maintain a net worth base amount of $172,500 at any time prior to February 28, 1999; $175,000 at any time on or after February 28, 1999, but prior to February 28, 2000; $177,500 at any time on or after February 2000 but prior to February 28, 2001; and $180,000 at any time thereafter. Further, the Company must at all times maintain a debt to worth ratio of not more than 1.75 to 1. The Revised Credit Agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. The Revised Credit Agreement expires on December 31, 2001.

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

         The Company expects to incur internal staff costs as well as consulting and other expenses in preparing for the Year 2000. Because the Company has replaced or updated a significant portion of its computer systems, both hardware and software, in recent years, the cost to be incurred in addressing the Year 2000 issue is not expected to have a material impact on the Company's business, results of operations, financial condition or liquidity. This expectation assumes that our existing forecast of costs to be incurred contemplates all significant actions required and that we will not be obligated to incur significant Year 2000 related costs on behalf of
our   customers,   suppliers  and  other  third   parties.

Recent   Accounting Pronouncements

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard in fiscal 1999, as required.

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

PART II - OTHER INFORMATION

Item 6        REPORTS ON FORM 8-K

         No reports were filed on Form 8-K for the quarter ended February 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AUDIOVOX CORPORATION



                                         By:s/John J. Shalam
                                               John J. Shalam
                                               President and Chief
                                               Executive Officer

Dated:  April  14, 1999

                                         By:s/Charles M. Stoehr
                                               Charles M. Stoehr
                                               Senior Vice President and
                                               Chief Financial Officer