Form 10-Q
period 1999-05-31
AUDIOVOX CORP
filed 1999-07-15
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                   May 31, 1999


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

           Class                               Outstanding at July 9, 1999
           Class A Common Stock                      17,357,178 Shares
           Class B Common Stock                        2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X
                                                                        Page
                                                                       Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at
                  May 31, 1999 (unaudited) and
                  November 30, 1998                                         3

                  Consolidated Statements of Income (Loss)
                  for the Three and Six Months Ended
                  May 31, 1999 and 1998 (unaudited)                         4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended May 31, 1999
                  and 1998 (unaudited)                                      5

                  Notes to Consolidated Financial Statements               6-9

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                              10-26

PART II           OTHER INFORMATION

ITEM 4            Submission of Matters to a Vote of Security Holders      27

ITEM 6            Reports on Form 8-K                                      27

                  SIGNATURES                                               28

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                   May 31,    November 30,
                                                                                     1999        1998
                                                                                  ---------    ---------
                                                                                 (unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                      $  12,059    $   9,398
   Accounts receivable, net                                                         145,223      131,120
   Inventory, net                                                                    74,621       72,432
   Receivable from vendor                                                             7,769          734
   Prepaid expenses and other current assets                                          5,799        6,724
   Deferred income taxes, net                                                         6,181        6,088
                                                                                  ---------    ---------
         Total current assets                                                       251,652      226,496
Investment securities                                                                23,562       17,089
Equity investments                                                                   11,011       10,387
Property, plant and equipment, net                                                   19,301       17,828
Excess cost over fair value of assets acquired and other intangible assets, net       5,904        6,052
Other assets                                                                            758        1,827
                                                                                  ---------    ---------
                                                                                  $ 312,188    $ 279,679
                                                                                  =========    =========

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable                                                               $  43,569    $  34,063
   Accrued expenses and other current liabilities                                    19,575       15,359
   Income taxes payable                                                               7,643        5,210
   Bank obligations                                                                   8,034        7,327
   Documentary acceptances                                                            2,967        3,911
   Capital lease obligation                                                              17           17
                                                                                  ---------    ---------
         Total current liabilities                                                   81,805       65,887
Bank obligations                                                                     19,730       17,500
Deferred income taxes, net                                                            6,483        3,595
Long-term debt                                                                        6,409        6,331
Capital lease obligation                                                              6,266        6,298
                                                                                  ---------    ---------
         Total liabilities                                                          120,693       99,611
                                                                                  ---------    ---------
Minority interest                                                                     3,181        2,348
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                  2,500        2,500
   Common stock:
   Class A; 30,000,000 authorized; 17,297,878 issued                                    173          173
       Class B convertible; 10,000,000 authorized; 2,260,954issued                       22           22
   Paid-in capital                                                                  143,327      143,339
   Retained earnings                                                                 45,333       35,896
   Accumulated other comprehensive income (loss)                                        366       (1,550)
   Gain on hedge of available-for-sale securities, net                                  929          929
Treasury stock, at cost, 606,332 and 498,055 Class A common stock 1999
       and 1998, respectively                                                        (4,336)      (3,589)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 188,314      177,720
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 312,188    $ 279,679
                                                                                  =========    =========




See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income (Loss)
            For the Three and Six Months Ended May 31, 1999 and 1998
                 (In thousands, except share and per share data)
                                   (unaudited)



                                                         Three Months Ended              Six Months Ended
                                                             May 31,                         May 31,
                                                       1999             1998           1999            1998
                                                   ------------    ------------    ------------    ------------


Net sales                                          $    242,069    $    132,411    $    452,335    $    253,384

Cost of sales (including an inventory write-down
   to market in 1998 of $6,600)                         213,348         118,367         397,394         217,082
                                                   ------------    ------------    ------------    ------------

Gross profit                                             28,721          14,044          54,941          36,302
                                                   ------------    ------------    ------------    ------------

Operating expenses:

   Selling                                                9,557           9,366          18,242          17,656
   General and administrative                            10,437           9,393          19,598          17,815
   Warehousing, assembly and repair                       3,507           3,242           6,679           6,253
                                                   ------------    ------------    ------------    ------------

       Total operating expenses                          23,501          22,001          44,519          41,724
                                                   ------------    ------------    ------------    ------------

Operating income (loss)                                   5,220          (7,957)         10,422          (5,422)
                                                   ------------    ------------    ------------    ------------

Other income (expense):

   Gain on issuance of subsidiary shares                  3,800            --             3,800            --
   Interest and bank charges                               (863)         (1,149)         (1,970)         (1,995)
Equity in income of equity investments,
       management fees and related income, net              673             483           1,301             897
   Gain on sale of investment                             1,657            --             1,896            --
   Other, net                                               193             (97)            318              35
                                                   ------------    ------------    ------------    ------------

       Total other income (expense)                       5,460            (763)          5,345          (1,063)
                                                   ------------    ------------    ------------    ------------

Income (loss) before provision for (recovery of)
   income taxes                                          10,680          (8,720)         15,767          (6,485)

Provision for (recovery of) income taxes                  4,226          (4,025)          6,331          (3,429)
                                                   ------------    ------------    ------------    ------------

Net income (loss)                                  $      6,454    $     (4,695)   $      9,436    $     (3,056)
                                                   ============    ============    ============    ============

Net income (loss) per common share (basic)         $       0.34    $      (0.24)   $       0.50    $      (0.16)
                                                   ============    ============    ============    ============

Net income (loss) per common share (diluted)       $       0.34    $      (0.24)   $       0.49    $      (0.16)
                                                   ============    ============    ============    ============

Weighted average number of common shares
   outstanding (basic)                               19,023,964      19,174,487      19,022,718      19,183,459
                                                   ============    ============    ============    ============


Weighted average number of common shares
   outstanding (diluted)                            19,302,033      19,174,487       19,289,988      19,183,459
                                                   ============    ============    ============    ============




See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended May 31, 1999 and 1998
                                 (In thousands)
                                   (unaudited)



                                                                            1999        1998
                                                                          --------    --------


Cash flows from operating activities:
   Net income (loss)                                                      $  9,436    $ (3,056)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
       Gain on issuance of subsidiary shares                                (3,800)       --
       Depreciation and amortization                                         1,450       1,135
       Provision for bad debt expense                                          637         253
Equity in income of equity investments, management fees and
          related income, net                                               (1,301)       (897)
       Minority interest                                                      (367)        142
       Gain on sale of investment securities                                (1,896)       --
       Provision for (recovery of) deferred income taxes, net                1,753      (3,272)
       Provision for unearned compensation                                    --            96
       Loss on disposal of property, plant and equipment, net                    4          17
   Change in:
       Accounts receivable                                                 (14,835)     22,450
       Inventory                                                            (2,287)    (12,709)
       Accounts payable, accrued expenses and other current liabilities     13,887       4,390
       Receivable from vendor                                               (7,035)     (1,327)
       Income taxes payable                                                  2,433      (6,072)
       Prepaid expenses and other, net                                       2,124       1,016
                                                                          --------    --------
          Net cash provided by operating activities                            203       2,166
                                                                          --------    --------

Cash flows from investing activities:
   Proceeds from issuance of subsidiary shares                               5,000        --
   Net proceeds from sale of equity collar                                    --         1,499
   Proceeds from sale of investment securities                               6,439        --
   Purchases of property, plant and equipment, net                          (2,782)     (2,236)
   Purchase of convertible debentures                                       (8,280)     (3,132)
   Proceeds from distribution from equity investment                           782         561
                                                                          --------    --------
          Net cash provided by (used in) investing activities                1,159      (3,308)
                                                                          --------    --------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreements               3,047        (925)
   Net borrowings (repayments) under documentary acceptances                  (944)        338
   Principal payments on capital lease obligation                              (32)       --
   Repurchase of Class A common stock                                         (747)       (369)
                                                                          --------    --------
          Net cash provided by (used in) financing activities                1,324        (956)
                                                                          --------    --------

Effect of exchange rate changes on cash                                        (25)       (100)
                                                                          --------    --------
Net increase (decrease) in cash and cash equivalents                         2,661      (2,198)
Cash and cash equivalents at beginning of period                             9,398       9,445
                                                                          --------    --------
Cash and cash equivalents at end of period                                $ 12,059    $  7,247
                                                                          ========    ========



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                Three and Six Months Ended May 31, 1999 and 1998

             (Dollars in thousands, except share and per share data)

(1)      Basis of Presentation

         The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of May 31, 1999 and November 30, 1998, the consolidated statements of income (loss) for the three and six month periods ended May 31, 1999 and May 31, 1998, and the consolidated statements of cash flows for the six months ended May 31, 1999 and May 31, 1998. The interim figures are not necessarily indicative of the results for the year.

         Accounting  policies adopted by the Company are identified in Note 1 of
         the  Notes  to  Consolidated   Financial  Statements  included  in  the
         Company's 1998 Annual Report filed on Form 10-K.

(2)      Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:


                                                            Six Months Ended
                                                                May 31,
                                                        1999                1998
                                                       ------              -----

Cash paid during the period:
     Interest (excluding bank charges)                 $1,423              $1,827
     Income taxes                                      $2,655              $4,637

         During the six months ended May 31, 1999 and 1998, the Company recorded a net unrealized holding gain relating to available-for-sale marketable securities, net of deferred taxes, of $1,695 and $1,724, respectively, as a component of accumulated other comprehensive income.

         During the first quarter of 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a component of accumulated other comprehensive income..

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(3)      Investment Securities

         During the three and six months ended May 31, 1999, the Company exercised its option to convert 1,156,320 and 1,380,720 Japanese yen, respectively, of Shintom debentures into shares of Shintom common stock. During the three and six months ended May 31, 1999, the Company sold the Shintom common stock yielding net proceeds of $1,777 and $9,697, respectively, and a gain of $239 and $1,657, respectively.

(4)      Net Income (Loss) Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                      Three Months Ended           Six Months Ended
                                                            May 31,                      May 31,
                                                    1999           1998            1999           1998
                                                ------------   ------------    ------------   ------------
Net income (loss) (numerator for basic income
   (loss) per share)                            $      6,454   $     (4,695)   $      9,436   $     (3,056)
Interest on 6 1/4% convertible subordinated
   debentures, net of tax                                 21           --                42           --
                                                ------------   ------------    ------------   ------------
Adjusted net income (loss) (numerator for
   diluted income (loss) per share)             $      6,475   $     (4,695)   $      9,478   $     (3,056)
                                                ============   ============    ============   ============
Weighted average common shares
   (denominator for basic income (loss) per
   share)                                         19,023,964     19,174,487      19,022,718     19,183,459
Effect of dilutive securities:
   6 1/4% convertible subordinated debentures        128,192           --           128,192           --
   Employee stock options and stock warrants          69,077           --            58,278           --
   Employee stock grants                              80,800           --            80,800           --
                                                ------------   ------------    ------------   ------------
Weighted average common and potential
   common shares outstanding (denominator
   for diluted income (loss) per share)           19,302,033     19,174,487      19,289,988     19,183,459
                                                ============   ============    ============   ============
Basic income (loss) per share                   $       0.34   $      (0.24)   $       0.50   $      (0.16)
                                                ============   ============    ============   ============
Diluted income (loss) per share                 $       0.34   $      (0.24)   $       0.49   $      (0.16)
                                                ============   ============    ============   ============

         Employee stock options and stock warrants totaling 1,595,300 and 3,723,675 for the quarters ended May 31, 1999 and 1998, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive. The 6 1/4% convertible subordinated debentures totaling $128,192 were also not included in the net earnings per share calculation for the quarter ended May 31, 1998 because their effect would have been anti-dilutive.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(5)      Comprehensive Income (Loss)

         Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available- for-sale. The accumulated other comprehensive income (loss) of $366 and $1,550 at May 31, 1999 and November 30, 1998, respectively, on the accompanying consolidated balance sheets is the accumulated unrealized gain (loss) on the Company's available-for-sale investment securities and the accumulated foreign currency translation adjustment. Annual financial statements for prior periods will be reclassified as required.

         The Company's total comprehensive income was as follows:


                                                    Three Months            Six Months
                                                       Ended                  Ended
                                                       May 31,                May 31,

                                                  1999        1998        1999        1998
                                                --------    --------    --------    --------

Net income (loss)                               $  6,454    $ (4,695)   $  9,436    $ (3,056)
Other comprehensive income (loss):
   Foreign currency translation adjustments          172        (170)        221        (703)
   Unrealized gains on securities:
Unrealized holding gains (losses) arising
           during period, net of tax              (2,303)     (1,728)      2,871       1,724
Less: reclassification adjustment for gains
          realized in net income                  (1,027)       --        (1,176)       --
                                                --------    --------    --------    --------
       Net unrealized gains (losses)              (3,330)     (1,728)      1,695       1,724
                                                --------    --------    --------    --------
Other comprehensive income (loss), net of tax     (3,158)     (1,898)      1,916       1,021
                                                --------    --------    --------    --------
Total comprehensive income (loss)               $  3,296    $ (6,593)   $ 11,352    $ (2,035)
                                                ========    ========    ========    ========

         The unrealized holding gains (losses) arising during the period presented above are net of tax of $1,411, $1,059, $1,759 and $1,057 for the three and six months ended May 31, 1999 and 1998, respectively. The reclassification adjustment presented above is net of tax of $630 and $720 for the three and six months ended May 31, 1999, respectively.

(6)      Issuance of Subsidiary Shares

         On March 31, 1999, Toshiba Corporation, a major supplier, purchased 5% of the Company's subsidiary, Audiovox Communications Corp. (ACC), a supplier of wireless products for

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         $5,000 in cash. The Company currently owns 95% of ACC; prior to the transaction ACC was a wholly-owned subsidiary. As a result of the issuance of ACC's shares, the Company recognized a gain of $3,800 ($2,470 after provision for deferred taxes). The gain on the issuance of the subsidiary's shares have been recognized in the statement of income (loss) in accordance with the Company's policy on the recognition of such transactions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company markets its products under its own brand as well as private labels to a large and diverse distribution network both domestically and internationally. The Company's products are distributed by two separate marketing groups: Communications and Electronics. The Communications group consists of Audiovox Communications Corp. (ACC), a majority-owned subsidiary of the Company, and the Quintex retail operations (Quintex), a wholly-owned subsidiary of the Company. The Communications group markets cellular telephone products and receives activation commissions and residual fees from its retail sales. ACC markets products on a wholesale basis to a variety of customers, primarily cellular and wireless service providers and their respective agents. The activation commission is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual fees are based upon a percentage of customers' usage. The Electronics group consists of Audiovox Automotive and Consumer Electronics (AE), a division of the Company, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela C.A., which are majority-owned subsidiaries. Products in the Electronics group include sound and security equipment, car accessories, home and portable sound products and mobile video. The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. General expenses and other income items which are not readily allocable are not included in the results of the various marketing groups.

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

         The following table sets forth for the periods indicated certain statements of income data for the Company expressed as a percentage of net sales:

                                                             Percentage of Net Sales
                                                     Three Months Ended   Six Months Ended
                                                          May 31,             May 31,
                                                      1999      1998      1999      1998
                                                     ------    ------    ------    ------
Net sales:
     Product sales:
        Cellular wholesale                            72.8%     58.5%     72.4%     57.0%
        Cellular retail                                0.9       0.9       1.0       0.8
        Sound                                          6.9      15.7       7.1      15.5
        Security and accessories                      11.8      16.5      11.8      17.6
                                                     ------    ------    ------    ------
                                                      92.4      91.5      92.3      90.9
Activation commissions                                 2.4       4.2       2.9       4.7
     Residual fees                                     0.5       0.7       0.5       0.8
     Other                                             4.7       3.5       4.2       3.6
                                                     ------    ------    ------    ------
        Total net sales                              100.0%    100.0%    100.0%    100.0%
Cost of sales                                         88.1      89.4      87.9      85.7
                                                     ------    ------    ------    ------
Gross profit                                          11.9      10.6      12.1      14.3

Selling                                                3.9       7.1       4.0       7.0
General and administrative expense                     4.3       7.1       4.3       7.0
Warehousing, assembly and repair                       1.5       2.4       1.5       2.5
                                                     ------    ------    ------    ------
     Total operating expenses                          9.7      16.6       9.8      16.5
                                                     ------    ------    ------    ------
Operating income (loss)                                2.2      (6.0)      2.3      (2.1)

Gain on issuance of subsidiary shares                  1.6       --        0.8       --
Interest and bank charges                             (0.4)     (0.9)     (0.4)     (0.8)
Equity in income of equity investments,
     management fees and related income, net           0.3       0.4       0.3       0.3
Gain on sale of investment                             0.7       --        0.4       --
Other income (loss)                                    --       (0.1)      --        --
Income (loss) before provision for (recovery of)
     income taxes                                      4.4      (6.6)      3.5      (2.6)
Provision for (recovery of) income taxes               1.7      (3.0)      1.4      (1.4)
                                                     ------    -------   ------    -------
Net income (loss)                                      2.7%     (3.5)%     2.1%     (1.2)%
                                                     ======    =======   ======    =======

RESULTS OF OPERATIONS
Consolidated Results
Three months ended May 31, 1999 compared to three months ended May 31, 1998

         The net sales and percentage of net sales by product line and marketing group for the three months ended May 31, 1999 and May 31, 1998 are reflected in the following table:

                                           Three Months Ended
                                                May 31,
                                          1999              1998
                                   ----------------    ----------------
Net sales:
     Communications
        Cellular wholesale         $176,322    72.8%   $ 77,412    58.5%
        Cellular retail               2,109     0.9       1,139     0.9
        Activation commissions        5,973     2.4       5,614     4.2
        Residual fees                 1,115     0.5         917     0.7
        Other                         3,580     1.5       2,946     2.2
                                   --------   -----    --------   -----
           Total Communications     189,099    78.1      88,028    66.5
                                   --------   -----    --------   -----
     Electronics
        Sound                        16,748     6.9      20,788    15.7
        Security and accessories     28,481    11.8      21,875    16.5
        Consumer electronics          7,741     3.2       1,720     1.3
                                   --------   -----    --------   -----
           Total Automotive          52,970    21.9      44,383    33.5
                                   --------   -----    --------   -----
           Total                   $242,069   100.0%   $132,411   100.0%
                                   ========   =====    ========   =====


         Net sales were $242,069 for 1999, an increase of $109,658, or 82.8%, from 1998. The increase in net sales was in both the Communications and Electronics Groups. Sales from our international operations decreased from last year by approximately 21.0%. Sales in Malaysia increased $2,179, over 100%, and sales in Venezuela were down $3,374, or 64.3%. Gross margins were 11.9% in 1999 compared to 10.6% in 1998. This improvement in margins was a result of the Company's recording of a charge of $6,600 to adjust the carrying value of certain inventories to market during the second quarter of 1998. Operating expenses increased to $23,501 from $22,001, a 6.8% increase. However, as a percentage of sales, operating expenses decreased to 9.7% in 1999 from 16.6% in 1998. Operating income for 1999 was $5,220 compared to last year's operating loss of $7,957.

Six months ended May 31, 1999 compared to six months ended May 31, 1998

         The net sales and percentage of net sales by product line and marketing group for the six months ended May 31, 1999 and May 31, 1998 are reflected in the following table:

                                       Six Months Ended
                                             May 31,
                                     1999                1998
                              ----------------    ----------------
Net sales:
 Communications
   Cellular wholesale         $327,604    72.4%   $144,522    57.0%
   Cellular retail               4,371     1.0       1,991     0.8
   Activation commissions       13,336     2.9      11,961     4.7
   Residual fees                 2,199     0.5       1,915     0.8
   Other                         7,006     1.6       5,705     2.3
                              --------   -----    --------   -----
      Total Communications     354,516    78.4     166,094    65.6
                              --------   -----    --------   -----
Electronics
   Sound                        32,147     7.1      39,216    15.5
   Security and accessories     53,535    11.8      44,552    17.6
   Consumer electronics         12,137     2.7       3,522     1.4
                              --------   -----    --------   -----
      Total Automotive          97,819    21.6      87,290    34.4
                              --------   -----    --------   -----
      Total                   $452,335   100.0%   $253,384   100.0%
                              ========   =====    ========   =====


         Net sales were $452,335 for 1999, an increase of $198,951 or 78.5%, from 1998. The increase in net sales was in both the Communications and Electronics Groups. Sales from our international operations decreased from last year by approximately 34.5%. Sales in Malaysia increased $2,512, or 53.2%, and sales in Venezuela were down $5,689, or 60.3%. Gross margins were 12.1% in 1999 compared to 14.3% in 1998. Gross margins in 1998 reflect the previously mentioned inventory adjustment. Operating expenses increased to $44,519 from $41,724, a 6.7% increase. However, as a percentage of sales, operating expenses decreased to 9.8% in 1999 from 16.5% in 1998. Operating income for 1999 was $10,422 compared to last year's operating loss of $5,422.

Communications Results
Three months ended May 31, 1999 compared to three months ended May 31, 1998

         The following table sets forth for the periods indicated certain statements of income (loss) data for the Communications group expressed as a percentage of net sales:

                                 Communications

                                                 Three Months Ended
                                                     May 31,

                                            1999                  1998
                                    ------------------     ------------------

Net sales:
     Cellular product - wholesale   $ 176,322     93.2%    $  77,412     87.9%
     Cellular product - retail          2,109      1.1         1,139      1.3
     Activation commissions             5,973      3.2         5,614      6.4
     Residual fees                      1,115      0.6           917      1.0
     Other                              3,580      1.9         2,946      3.3
                                    ---------    -----     ---------    -----
         Total net sales              189,099    100.0        88,028    100.0
                                    ---------    -----     ---------    -----
Gross profit                           18,320      9.7         4,301      4.9
Total operating expenses               12,423      6.6        12,911     14.7
                                    ---------    -----     ---------    -----
Operating income (loss)                 5,897      3.0        (8,610)    (9.8)
Other expense                          (1,361)    (0.7)       (1,770)    (2.0)
                                    ---------    -----     ---------    -----
Pre-tax income (loss)               $   4,536      2.4%    $ (10,380)   (11.8)%
                                    =========    =====     =========    =====

         The Communications group is composed of ACC, a majority-owned subsidiary, and Quintex, a wholly-owned subsidiary, of Audiovox Corporation. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line.

          During the second quarter of 1999, sales increased $101,071, or 114.8%, to $189,099. Unit sales of cellular telephones increased approximately 90.3% (or 583,000 units) during the second quarter of 1999. This increase is attributable to sales of portable digital product. The digital phones have a higher average unit selling price as well as a higher unit cost to the Company. Average unit selling prices increased approximately 26.1% to $140 from $111. Gross profit increased to 9.7% from last year's 4.9%. The increase in gross profit margins is due to a charge recorded during the second quarter of 1998 of $6,600 reducing the carrying value of certain cellular inventory to market. After adjusting for this charge, gross profit margins would have reflected a decrease. However, gross profit dollars on the increased sales volume is higher. The number of new cellular subscriptions processed by Quintex increased 20.4%, with an accompanying increase in activation commissions of approximately $359, or 6.4%. The average commission received by Quintex per activation decreased approximately 11.6% from last year. During the quarter, the Company became a direct agent for MCI, who is also a reseller of cellular service for cellular carriers. This new agency agreement, which is non-exclusive, allows the Company to expand additional cellular and wireless services within the territory outlined in the agreement. This new agency agreement replaces the current agreement with Bell Atlantic. Management does not anticipate any material impact from this change. Operating expenses decreased to $12,423 from $12,911. As a percentage of net sales, however, operating expenses decreased to 6.6% during 1999 compared to 14.7% in 1998. Selling expenses decreased $340 from last year, primarily in salaries, advertising and divisional marketing, partially offset by increases in commissions and travel expenses. General and administrative expenses decreased during

1999 by $204 from 1998, primarily in salaries, travel, depreciation and amortization. Warehousing and assembly expenses increased by $56 during 1999 from last year, primarily due to an increase in direct labor, partially offset by decreases in tooling and field warehouse expenses. Operating income for 1999 was $5,897 compared to last year's operating loss of $8,610. Six months ended May 31, 1999 compared to six months ended May 31, 1998

         The following table sets forth for the periods indicated certain statements of income (loss) data for the Communications group expressed as a percentage of net sales:

                                 Communications


                                                 Six Months Ended
                                                      May 31,
                                           1999                   1998
                                    ------------------     ------------------

Net sales:
     Cellular product - wholesale   $ 327,604     92.4%    $ 144,522     87.0%
     Cellular product - retail          4,371      1.2         1,991      1.2
     Activation commissions            13,336      3.8        11,961      7.2
     Residual fees                      2,199      0.6         1,915      1.2
     Other                              7,006      2.0         5,705      3.4
                                    ---------    -----     ---------    -----
         Total net sales              354,516    100.0       166,094    100.0
                                    ---------    -----     ---------    -----
Gross profit                           35,194      9.9        17,500     10.5
Total operating expenses               24,318      6.9        24,350     14.7
                                    ---------    -----     ---------    -----
Operating income (loss)                10,876      3.1        (6,850)    (4.1)
Other expense                          (2,911)    (0.8)       (3,071)    (1.8)
                                    ---------    -----     ---------    -----
Pre-tax income (loss)               $   7,965      2.2%    $  (9,921)    (6.0)%
                                    =========    =====     =========    =====


          Through the second quarter of 1999, sales increased $188,422, or 113.4%, to $354,516. Unit sales of cellular telephones increased approximately 81.7% (or 1,039,223 units) through the second quarter of 1999. This increase is attributable to sales of portable digital product. The addition of new suppliers has also provided a variety of new digital, wireless products which have contributed to the sales increase. As a result of increased digital sales, average unit selling prices increased approximately 28.4% to $137 from $107. Gross profit margins decreased to 9.9% from 10.5% during the six months ended May 31, 1999 compared to the same period last year. After adjusting for a charge recorded during the second quarter of 1998 of $6,600, reducing the carrying value of certain cellular inventory to market, gross profit margins would have reflected a decrease. Gross profit margins were affected by higher air freight costs in response to increased customer demand, a shift in the activation mix toward indirect channels and an increase in the number of orders committed in advance which lowers margins, and minimizes inventory risk. The number of new cellular subscriptions processed by Quintex increased 21.2%, with an accompanying increase in activation commissions of approximately $1,375, or 11.5%. The average commission received by Quintex per activation decreased approximately 8.0% from last year. The Communications Group operates in a very competitive market and may experience lower gross profit and inventory adjustments due to market competition. Operating expenses decreased to $24,318 from $24,350. As a percentage of net sales operating expenses decreased to 6.9% during 1999 compared to 14.7% in 1998. Selling expenses increased $54 from last year, primarily in commissions and divisional marketing, partially offset by decreases in salaries, advertising and trade shows. General and administrative expenses increased during 1999 by $54 from 1998, primarily in occupancy costs, insurance and temporary personnel, partially offset by decreases in salaries. Warehousing and assembly expenses decreased by $140 during 1999 from last year, primarily in tooling and field warehousing expenses. Operating income for 1999 was $10,876 compared to last year's operating loss of $6,850

Electronics Results
Three months ended May 31, 1999 compared to three months ended May 31, 1998

         The following table sets forth for the periods indicated certain statement of income data for the Electronics group expressed as a percentage of net sales:
                                   Electronics


                                            Three Months Ended
                                                 May 31,
                                       1999                   1998
                                -----------------     -----------------
Net sales:
     Sound                      $ 16,748     31.6%    $ 20,788     46.8%
     Security and accessories     28,481     53.8       21,875     49.3
     Consumer electronics          7,741     14.6        1,720      3.9
                                --------    -----     --------    -----
        Total net sales           52,970    100.0       44,383    100.0
                                --------    -----     --------    -----
Gross profit                      10,402     19.6        9,769     22.0
Total operating expenses           7,649     14.4        6,873     15.5
                                --------    -----     --------    -----
Operating income                   2,753      5.2        2,896      6.5
Other expense                       (104)    (0.2)        (944)    (2.1)
                                --------    -----     --------    -----
Pre-tax income                  $  2,649      5.0%    $  1,952      4.4%
                                ========    =====     ========    =====


         Net sales increased approximately $8,587 compared to last year, an increase of 19.3%. Automotive security and accessories sales increased 30.2% compared to last year, primarily due to a $10.0 million increase in mobile video sales. Consumer electronics sales also more than tripled from last year to $7,741. These increases were partially offset by a decrease of 19.4% in auto sound. Net sales in our Malaysian subsidiary increased 139.1% from last year, but were offset by a 64.3% decline in sales in our Venezuelan subsidiary. Gross margins decreased to 19.6% in 1999 from 22.0% in 1998, primarily in our international operations. Operating expenses increased $776 from last year. Selling expenses increased from last year by $537, primarily in commissions and divisional marketing, partially offset by a decrease in advertising. General and administrative expenses increased from 1998 by $60, primarily in office salaries and temporary personnel, partially offset by decreases in international operations. Warehousing and assembly expenses increased from 1998 by $179, primarily in field warehousing and direct labor, partially offset by a decline in tooling. Operating income was $2,753 compared to last year's $2,896.

Six months ended May 31, 1999 compared to six months ended May 31, 1998

         The following table sets forth for the periods indicated certain statement of income data for the Electronics group expressed as a percentage of net sales:

                                   Electronics


                                           Six Months Ended
                                                May 31,
                                       1999                  1998
                                -----------------     -----------------
Net sales:
     Sound                      $ 32,147     32.9%    $ 39,216     44.9%
     Security and accessories     53,535     54.7       44,552     51.0
     Consumer electronics         12,137     12.4        3,522      4.0
                                --------    -----     --------    -----
        Total net sales           97,819    100.0       87,290    100.0
                                --------    -----     --------    -----
Gross profit                      19,607     20.0       18,868     21.6
Total operating expenses          14,382     14.7       13,629     15.6
                                --------    -----     --------    -----
Operating income                   5,225      5.3        5,239      6.0
Other expense                       (754)    (0.7)      (1,908)    (2.2)
                                --------    -----     --------    -----
Pre-tax income                  $  4,471      4.6%    $  3,331      3.8%
                                ========    =====     ========    =====

         Net sales  increased  approximately  $10,529  compared to last year, an increase of 12.1%. Automotive security and accessories sales increased 20.2% compared to last year, primarily due to a $17.1 million increase in mobile video sales. Consumer electronics sales also more than tripled from last year to $12,137. These increases were partially offset by a decrease of 18.0% in auto sound. Net sales in our Malaysian subsidiary increased 53.2% from last year, but were offset by a 60.3% decline in sales in our Venezuelan subsidiary. Gross margins decreased to 20.0% in 1999 from 21.6% in 1998, primarily in our international operations. Operating expenses increased $753 over last year. Selling expenses increased from last year by $566, primarily in commissions and divisional marketing, partially offset by a decrease in advertising. General and administrative expenses decreased from 1998 by $330, primarily in bad debt and international operations, partially offset by increases in professional fees and temporary personnel. Warehousing and assembly expenses increased from 1998 by $517, primarily in field warehousing and direct labor. Operating income for 1999 was $5,225 compared to $5,239 last year.

Other Income and Expense

         Interest expense and bank charges decreased by $286 and $25 for the three and six months ended May 31, 1999, respectively, compared to the same periods last year. Equity in income of equity investments increased $190 and $404 for the three and six months ended May 31, 1999, respectively, compared to the same periods last year. The Company is in the process of liquidating its 50% investment in Audiovox Pacific Pty. Ltd. This business will be liquidated by the end of this fiscal year. The Company does not anticipate any charges to operations as a result of this liquidation during this fiscal year. During the second quarter of 1999, the Company exercised its option to convert approximately 1,156,320 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company then sold the Shintom common stock yielding net proceeds of $10,417 and a gain of $1,657. The remaining debentures of 1,000,000 Japanese yen are included in the Company's available-for-sale investment securities at May 31, 1999. During the second quarter of 1999, the Company's subsidiary, ACC, sold a 5% interest to Toshiba Corporation for $5,000. This transaction resulted in a $3,800 increase in the carrying value of the remaining 95% interest in ACC for the Company, which is reflected as a gain ($2,470 net of tax) on the accompanying consolidated statement of income (loss).


Provision for Income Taxes

         Provision for income taxes and income tax recovery are provided for at a blended federal and state rate of 40% for profits or losses from normal business operations. During 1998, the Company implemented various tax strategies which have resulted in lowering the effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at May 31, 1999 increased $2,660 from the November 30, 1998 level. Operating activities provided $203, primarily from increases in accounts payable and accrued expenses, income taxes payable and a decrease in prepaid expenses, partially offset by an increase in accounts receivable and receivable from vendor. Investing activities provided $1,159, primarily from the sale of investment securities and proceeds from the issuance of subsidiary shares, partially offset by the purchase of property, plant and equipment and the purchase of convertible debentures. Financing activities provided $1,324, primarily from borrowings under line of credit agreements.

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

         On March 10, 1999, the December 23, 1998 Credit Agreement was amended (First Amendment) to allow for the Company to finance up to $15 million of inventory of a particular supplier through Deutsche Financial Services (DFS). This facility with DFS is separate from the Credit Agreement and provides the Company with additional borrowing capacity. The DFS facility is secured by a first lien on the inventory of the supplier.

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

         Management believes that a significant portion of its "mission critical" computer systems are Year 2000 compliant and is continuing to assess the balance of its computer systems as well as equipment and other facilities systems. Management is in the process of completing its investigation, remediation and contingency planning activities for all critical systems, although there can be no assurance that it will. At this time, management believes that the Company does not have any internal critical Year 2000 issues that it cannot remedy.

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

Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard in the November 30, 1999 financial statements, as required.

         The FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early application of all the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Management of the Company has not yet determined the impact that the implementation of Statement 133 will have on its financial position and results of operations.

PART II - OTHER INFORMATION

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
         The Annual Meeting of Stockholders of Audiovox Corporation ("the Company") was held on May 6, 1999 at the Smithtown Sheraton, Seminar Room, 110 Vanderbilt Motor Parkway, Smithtown, New York.

         Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors to elect a Board of eight Directors.

         There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement and all of such nominees were elected. Class A nominee Paul C. Kreuch, Jr. received 15,877,238 votes and 215,541 votes were withheld. Class A nominee Dennis F. McManus received 15,875,538 votes and 215,241 votes were withheld.

         Each Class B nominee received 22,609,540 votes. No votes were withheld from Class B nominees.


Item 6            REPORTS ON FORM 8-K

         No reports were filed on Form 8-K during the second quarter ended May 31, 1999.

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

Dated:  July 15, 1999

                              By:s/Charles M. Stoehr
                                   Charles M. Stoehr
                                   Senior Vice President and
                                     Chief Financial Officer