Form 10-Q
period 1999-08-31
AUDIOVOX CORP
filed 1999-10-15
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                   August 31, 1999


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

                    Yes   X                                      No

Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

           Class                            Outstanding at October  5, 1999

           Class A Common Stock                       17,626,678 Shares
           Class B Common Stock                        2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X
                                                                        Page
                                                                       Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at
                  August 31, 1999 (unaudited) and
                  November 30, 1998                                       3

                  Consolidated Statements of Income (Loss)
                  for the Three and Nine Months Ended
                  August 31, 1999 and 1998 (unaudited)                    4

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended August 31, 1999
                  and 1998 (unaudited)                                    5

                  Notes to Consolidated Financial Statements             6-8

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                            9-24

PART II           OTHER INFORMATION

ITEM 6            Reports on Form 8-K                                    25

                  SIGNATURES                                             26

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                                 August 31,   November 30,
                                                                                    1999          1998
                                                                                  ---------   -----------
                                                                                (unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                      $   5,873    $   9,398
   Accounts receivable, net                                                         163,427      131,120
   Inventory, net                                                                    85,130       72,432
   Receivable from vendor                                                             6,479          734
   Prepaid expenses and other current assets                                          9,068        6,724
   Deferred income taxes, net                                                         7,346        6,088
                                                                                  ---------    ---------
         Total current assets                                                       277,323      226,496
Investment securities                                                                11,287       17,089
Equity investments                                                                   10,964       10,387
Property, plant and equipment, net                                                   20,189       17,828
Excess cost over fair value of assets acquired and other intangible assets, net       5,850        6,052
Other assets                                                                          1,280        1,827
                                                                                  ---------    ---------
                                                                                  $ 326,893    $ 279,679
                                                                                  =========    =========

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable                                                               $  55,598    $  34,063
   Accrued expenses and other current liabilities                                    24,455       15,359
   Income taxes payable                                                               7,239        5,210
   Bank obligations                                                                   7,800        7,327
   Documentary acceptances                                                            5,003        3,911
   Capital lease obligation                                                              33           17
                                                                                  ---------    ---------
         Total current liabilities                                                  100,128       65,887
Bank obligations                                                                     12,646       17,500
Deferred income taxes, net                                                            4,844        3,595
Long-term debt                                                                        6,773        6,331
Capital lease obligation                                                              6,233        6,298
                                                                                  ---------    ---------
         Total liabilities                                                          130,624       99,611
                                                                                  ---------    ---------
Minority interest                                                                     3,736        2,348
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                  2,500        2,500
   Common stock:
   Class A; 30,000,000 authorized; 16,845,846 issued                                    173          173
       Class B convertible; 30,000,000 authorized; 2,260,954 issued                      22           22
   Paid-in capital                                                                  144,271      143,339
   Retained earnings                                                                 51,762       35,896
   Accumulated other comprehensive loss                                              (2,653)      (1,550)
   Gain on hedge of available-for-sale securities, net                                  929          929
Treasury stock, at cost, 618,832 and 498,055 Class A common stock 1999
       and 1998, respectively                                                        (4,471)      (3,589)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 192,533      177,720
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 326,893    $ 279,679
                                                                                  =========    =========



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income (Loss)
          For the Three and Nine Months Ended August 31, 1999 and 1998
                 (In thousands, except share and per share data)
                                   (unaudited)



                                                        Three Months Ended              Nine Months Ended
                                                            August 31,                      August 31,
                                                      1999             1998            1999            1998
                                                   ------------    ------------    ------------    ------------

Net sales                                          $    296,732    $    154,501    $    749,068    $    407,886

Cost of sales (including an inventory write-down
   to market during the second quarter of 1998
   of $6,600)                                           261,453         129,623         658,848         346,705
                                                   ------------    ------------    ------------    ------------

Gross profit                                             35,279          24,878          90,220          61,181
                                                   ------------    ------------    ------------    ------------

Operating expenses:

   Selling                                                8,371           8,490          26,613          26,146
   General and administrative                            11,431           9,347          31,029          27,162
   Warehousing, assembly and repair                       3,962           3,113          10,641           9,367
                                                   ------------    ------------    ------------    ------------

       Total operating expenses                          23,764          20,950          68,283          62,675
                                                   ------------    ------------    ------------    ------------

Operating income (loss)                                  11,515           3,928          21,937          (1,494)
                                                   ------------    ------------    ------------    ------------

Other income (expense):

   Gain on issuance of subsidiary shares                   --              --             3,800            --
   Interest and bank charges                               (894)         (1,387)         (2,865)         (3,382)
Equity in income of equity investments,
       management fees and related income, net              342             333           1,644           1,229
   Gain on sale of investment                              --               427           1,896             427
   Other, net                                              (548)            900            (230)            938
                                                   ------------    ------------    ------------    ------------

       Total other income (expense)                      (1,100)            273           4,245            (788)
                                                   ------------    ------------    ------------    ------------

Income (loss) before provision for (recovery of)
   income taxes                                          10,415           4,201          26,182          (2,282)

Provision for (recovery of) income taxes                  3,986           1,620          10,317          (1,808)
                                                   ------------    ------------    ------------    ------------

Net income (loss)                                  $      6,429    $      2,581    $     15,865    $       (474)
                                                   ============    ============    ============    ============

Net income (loss) per common share (basic)         $       0.34    $       0.14    $       0.83    $      (0.02)
                                                   ============    ============    ============    ============

Net income (loss) per common share (diluted)       $       0.32    $       0.14    $       0.82    $      (0.02)
                                                   ============    ============    ============    ============

Weighted average number of common shares
   outstanding (basic)                               19,029,335      19,118,385      19,024,598      19,161,768
                                                   ============    ============    ============    ============
                                                     19,876,435      19,320,075      19,485,145      19,161,768
                                                   ============    ============    ============    ============
Weighted average number of common shares
   outstanding (diluted)



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Nine Months Ended August 31, 1999 and 1998
                                 (In thousands)
                                   (unaudited)



                                                                            1999        1998
                                                                          --------    --------


Cash flows from operating activities:
   Net income (loss)                                                      $ 15,865    $   (474)
Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Gain on issuance of subsidiary shares                                (3,800)       --
       Depreciation and amortization                                         2,288       1,790
       Provision for bad debt expense                                        1,641         632
Equity in income of equity investments, management fees and
          related income, net                                               (1,644)     (1,229)
       Minority interest                                                       188         141
       Gain on sale of investment securities                                (1,896)       (427)
       Provision for (recovery of) deferred income taxes, net                  731      (1,291)
       Provision for unearned compensation                                    --           144
       (Gain) loss on disposal of property, plant and equipment, net             3        (198)
   Change in:
       Accounts receivable                                                 (34,291)     15,755
       Inventory                                                           (12,974)      3,493
       Accounts payable, accrued expenses and other current liabilities     31,056       2,702
       Receivable from vendor                                               (5,745)      1,901
       Income taxes payable                                                  2,029      (6,688)
       Prepaid expenses and other, net                                        (354)      2,735
                                                                          --------    --------
          Net cash provided by (used in) operating activities               (6,903)     18,986
                                                                          --------    --------

Cash flows from investing activities:
   Proceeds from issuance of subsidiary shares                               5,000        --
   Proceeds from sale of investment securities                              14,016       4,658
   Purchases of property, plant and equipment, net                          (4,454)     (3,696)
   Purchase of convertible debentures                                       (8,280)    (12,719)
   Proceeds from distribution from equity investment                         1,143         561
                                                                          --------    --------
          Net cash provided by (used in) investing activities                7,425     (11,196)
                                                                          --------    --------

Cash flows from financing activities:
   Net repayments under line of credit agreements                           (4,194)     (5,844)
   Net borrowings (repayments) under documentary acceptances                 1,092        (147)
   Principal payments on capital lease obligation                              (49)        (35)
   Repurchase of Class A common stock                                         (882)       (870)
                                                                          --------    --------
          Net cash used in financing activities                             (4,033)     (6,896)
                                                                          --------    --------

Effect of exchange rate changes on cash                                        (14)       (264)
                                                                          --------    --------
Net increase (decrease) in cash and cash equivalents                        (3,525)        630
Cash and cash equivalents at beginning of period                             9,398       9,445
                                                                          --------    --------
Cash and cash equivalents at end of period                                $  5,873    $ 10,075
                                                                          ========    ========



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              Three and Nine Months Ended August 31, 1999 and 1998

             (Dollars in thousands, except share and per share data)

(1)      Basis of Presentation

         The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of August 31, 1999 and November 30, 1998, the consolidated statements of income (loss) for the three and nine month periods ended August 31, 1999 and August 31, 1998, and the consolidated statements of cash flows for the nine months ended August 31, 1999 and August 31, 1998. The interim figures are not necessarily indicative of the results for the year.

         Accounting  policies adopted by the Company are identified in Note 1 of
         the  Notes  to  Consolidated   Financial  Statements  included  in  the
         Company's 1998 Annual Report filed on Form 10-K.

(2)      Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:


                                                        Nine Months Ended
                                                            August 31,
                                                     1999                1998
                                                    ------              -----

         Cash paid during the period:
           Interest (excluding bank charges)        $1,680              $2,019
           Income taxes                             $8,254              $4,415

         During the nine months ended August 31, 1999 and 1998, the Company recorded a net unrealized holding loss relating to available-for-sale marketable securities, net of deferred taxes, of $1,216 and $7,773, respectively, as a component of accumulated other comprehensive loss.

         During the first quarter of 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(3)      Net Income (Loss) Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                    Three Months Ended             Nine Months Ended
                                                        August 31,                     August 31,
                                                    1999           1998           1999           1998
                                                ------------   ------------   ------------   ------------
Net income (loss) (numerator for basic income
   (loss) per share)                            $      6,429   $      2,581   $     15,865   $       (474)
Interest on 6 1/4% convertible subordinated
   debentures, net of tax                                 21             21             63           --
                                                ------------   ------------   ------------   ------------
Adjusted net income (loss) (numerator for
   diluted income (loss) per share)             $      6,450   $      2,602   $     15,928   $       (474)
                                                ============   ============   ============   ============
Weighted average common shares
   (denominator for basic income (loss) per
   share)                                         19,029,335     19,118,385     19,024,598     19,161,768
Effect of dilutive securities:
   6 1/4% convertible subordinated debentures        128,192        128,192        128,192           --
   Employee stock options and stock warrants         645,458           --          254,005           --
   Employee stock grants                              73,450         73,498         78,350           --
                                                ------------   ------------   ------------   ------------
Weighted average common and potential
   common shares outstanding (denominator
   for diluted income (loss) per share)           19,876,435     19,320,075     19,485,145     19,161,768
                                                ============   ============   ============   ============
Basic income (loss) per share                   $       0.34   $       0.14   $       0.83   $      (0.02)
                                                ============   ============   ============   ============
Diluted income (loss) per share                 $       0.32   $       0.14   $       0.82   $      (0.02)
                                                ============   ============   ============   ============

         Employee stock options and stock warrants totaling 210,250 and 3,642,875 for the quarters ended August 31, 1999 and 1998, respectively, were not included in the net earnings per share calculation because their effect would have been anti-dilutive.

(4)      Comprehensive Income (Loss)

         Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available- for-sale. The accumulated other comprehensive loss of $2,653 and $1,550 at August 31,

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         1999 and November 30, 1998, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized loss on the Company's available-for-sale investment securities and the accumulated foreign currency translation adjustment. Annual financial statements for prior periods will be reclassified as required.

         The Company's total comprehensive income (loss) was as follows:


                                                      Three Months          Nine Months
                                                         Ended                Ended
                                                      August 31,            August 31,

                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------

Net income (loss)                                $  6,429    $  2,581    $ 15,865    $   (474)
Other comprehensive income (loss):
   Foreign currency translation adjustments          (108)       (528)        113      (1,231)
   Unrealized losses on securities:
Unrealized holding losses arising
           during period, net of tax               (2,911)     (9,232)        (40)     (7,508)
Less: reclassification adjustment for
          gains realized in net income, net of
          tax                                        --          (265)     (1,176)       (265)
                                                 --------    --------    --------    --------
       Net unrealized losses                       (2,911)     (9,497)     (1,216)     (7,773)
                                                 --------    --------    --------    --------
Other comprehensive loss, net of tax               (3,019)    (10,025)     (1,103)     (9,004)
                                                 --------    --------    --------    --------
Total comprehensive income (loss)                $  3,410    $ (7,444)   $ 14,762    $ (9,478)
                                                 ========    ========    ========    ========

         The unrealized holding losses arising during the period presented above are net of tax benefit of $1,784 and $5,658 for the three months ended August 31, 1999 and 1998, respectively, and $25 and $4,602 for the nine months ended August 31, 1999 and 1998, respectively. The reclassification adjustment presented above is net of tax expense of $162 for the three and nine months ended August 31, 1998 and $720 for the nine months ended August 31, 1999.

(5)      Issuance of Subsidiary Shares

         On March 31, 1999, Toshiba Corporation, a major supplier, purchased 5% of the Company's subsidiary, Audiovox Communications Corp. (ACC), a supplier of wireless products for $5,000 in cash. The Company currently owns 95% of ACC; prior to the transaction ACC was a wholly-owned subsidiary. As a result of the issuance of ACC's shares, the Company recognized a gain of $3,800 ($2,204 after provision for deferred taxes). The gain on the issuance of the subsidiary's shares have been recognized in the statements of income (loss) in accordance with the Company's policy on the recognition of such transactions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company markets its products under its own brand as well as private labels to a large and diverse distribution network both domestically and internationally. The Company's products are distributed by two separate marketing groups: Communications and Electronics. The Communications group consists of Audiovox Communications Corp. (ACC), a majority-owned subsidiary of the Company, and the Quintex Mobile Communications Corp. (Quintex), a wholly-owned subsidiary of ACC, engaged in both wholesale and retail operations. The Communications group markets cellular and wireless telephone products and receives activation commissions and residual fees from its retail sales. ACC markets products on a wholesale basis to a variety of customers, primarily cellular and wireless service providers and their respective agents. The activation commission is based upon various service plans and promotional marketing programs offered by the particular cellular telephone carrier. The monthly residual fees are based upon a percentage of customers' usage. The Electronics group consists of Audiovox Mobile and Consumer Electronics (AE), a division of the Company, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela C.A., which are majority-owned subsidiaries. Products in the Electronics group include sound and security equipment, car accessories, home and portable sound products and mobile video. The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. General expenses and other income items which are not readily allocable are not included in the results of the various marketing groups.

         The following table sets forth for the periods indicated certain statements of income (loss) data for the Company expressed as a percentage of net sales:

                                                            Percentage of Net Sales
                                                     Three Months Ended  Nine Months Ended
                                                        August 31,         August 31,
                                                      1999      1998      1999       1998
                                                     ------     -----     -----     -----
Net sales:
     Product sales:
        Cellular wholesale                            75.6%     66.9%     73.7%     60.8%
        Cellular retail                                1.0       0.8       1.0       0.8
        Sound                                          7.7      11.5       7.3      14.0
        Security and accessories                       9.3      12.6      10.8      15.7
        Consumer electronics                           3.2       1.8       2.9       1.5
        Other                                          1.0       2.1       1.4       2.2
                                                     ------     -----     -----     -----
                                                      97.8      95.7      97.1      95.0
Activation commissions                                 1.8       3.7       2.5       4.3
     Residual fees                                     0.4       0.6       0.4       0.7
                                                     ------     -----     -----     -----
        Total net sales                              100.0%    100.0%    100.0%    100.0%
Cost of sales                                         88.1      83.9      88.0      85.0
                                                     ------     -----     -----     -----
Gross profit                                          11.9      16.1      12.0      15.0

Selling                                                2.8       5.5       3.6       6.4
General and administrative                             3.9       6.0       4.1       6.7
Warehousing, assembly and repair                       1.3       2.0       1.4       2.3
                                                     ------     -----     -----     -----
     Total operating expenses                          8.0      13.5       9.1      15.4
                                                     ------     -----     -----     -----
Operating income (loss)                                3.9       2.6       2.9      (0.4)

Gain on issuance of subsidiary shares                   --        --       0.5        --
Interest and bank charges                             (0.3)     (0.9)     (0.4)     (0.8)
Equity in income of equity investments,
     management fees and related income, net           0.1       0.2       0.2       0.3
Gain on sale of investment                              --       0.3       0.3       0.1
Other, net                                            (0.2)      0.6        --       0.2
Income (loss) before provision for (recovery of)
     income taxes                                      3.5       2.8       3.5      (0.6)
Provision for (recovery of) income taxes               1.3       1.0       1.4      (0.4)
                                                     ------     -----     -----     -----
Net income (loss)                                      2.2%      1.8%      2.1%     (0.2)%
                                                     ======     ======    ======    ======

RESULTS OF OPERATIONS
Consolidated Results
Three  months  ended  August 31, 1999  compared to three months ended August 31,
1998

         The net sales and percentage of net sales by product line and marketing group for the three months ended August 31, 1999 and August 31, 1998 are reflected in the following table:

                                      Three Months Ended
                                           August 31,
                                     1999               1998
                              ------------------  ------------------
Net sales:
     Communications
   Cellular wholesale         $224,374      75.6% $103,435      66.9%
   Cellular retail               2,982       1.0     1,194       0.8
   Activation commissions        5,298       1.8     5,708       3.7
   Residual fees                 1,061       0.4       941       0.6
   Other                         3,101       1.0     3,259       2.1
                              --------     -----  --------     -----
      Total Communications     236,816      79.8   114,537      74.1
                              --------     -----  --------     -----
Electronics
   Sound                        22,905       7.7    17,716      11.5
   Security and accessories     27,659       9.3    19,542      12.6
   Consumer electronics          9,352       3.2     2,706       1.8
                              --------     -----  --------     -----
      Total Electronics         59,916      20.2    39,964      25.9
                              --------     -----  --------     -----
      Total                   $296,732     100.0% $154,501     100.0%
                              ========     =====  ========     =====

         Net sales were $296,732 for 1999, an increase of $142,231, or 92.1%, from 1998. The increase in net sales was in both the Communications and Electronics Groups. Sales from our international operations increased from last year by approximately 35.8%. Sales in Malaysia doubled over 1998 to $3,375, and sales in Venezuela increased 13.5%. Gross margins were 11.9% in 1999 compared to 16.1% in 1998. Operating expenses increased to $23,764 from $20,950, a 13.4% increase. However, as a percentage of sales, operating expenses decreased to 8.0% in 1999 from 13.5% in 1998. Operating income for 1999 was $11,515 compared to last year's $3,928.

Nine months ended  August 31, 1999 compared to nine months ended August 31, 1998

     The net sales and percentage of net sales by product line and marketing group for the nine months ended August 31, 1999 and August 31, 1998 are reflected in the following table:

                                          Nine Months Ended
                                              August 31,
                                     1999                1998
                              ------------------- -------------------
Net sales:
     Communications
   Cellular wholesale         $551,978      73.7% $247,957      60.8%
   Cellular retail               7,353       1.0     3,185       0.8
   Activation commissions       18,634       2.5    17,669       4.3
   Residual fees                 3,260       0.4     2,856       0.7
   Other                        10,108       1.4     8,965       2.2
                              --------     ------ --------     ------
      Total Communications     591,333      79.0   280,632      68.8
                              --------     ------ --------     ------
Electronics
   Sound                        55,052       7.3    56,932      14.0
   Security and accessories     81,194      10.8    64,094      15.7
   Consumer electronics         21,489       2.9     6,228       1.5
                              --------     ------ --------     ------
      Total Electronics        157,735      21.0   127,254      31.2
                              --------     ------ --------     ------
      Total                   $749,068     100.0% $407,886     100.0%
                              ========     ====== ========     ======


         Net sales were $749,068 for 1999, an increase of $341,182 or 83.6%, from 1998. The increase in net sales was in both the Communications and Electronics Groups. Sales from our international operations decreased from last year by approximately 6.0%. Sales in Malaysia increased $4,243, or 66.7%, while sales in Venezuela were down $5,339, or 44.4%. Gross margins were 12.0% in 1999 compared to 15.0% in 1998. Gross margins in 1998 reflect a $6.6 million charge to adjust the carrying value of certain inventories during the second quarter of 1998. Operating expenses increased to $68,283 from $62,675, an 8.9% increase. However, as a percentage of sales, operating expenses decreased to 9.1% in 1999 from 15.4% in 1998. Operating income for 1999 was $21,937 compared to last year's operating loss of $1,494.

Communications Results
Three  months  ended  August 31, 1999  compared to three months ended August 31,
1998

         The following table sets forth for the periods indicated certain income
statement   data  and   percentage   of  net  sales  by  product  line  for  the
Communications group:


                                             Three Months Ended
                                                  August 31,
                                             1999                 1998
                                    ---------------------  ---------------------

Net sales:
     Cellular product - wholesale   $ 224,374       94.8%  $ 103,435       90.4%
     Cellular product - retail          2,982        1.3       1,194        1.0
     Activation commissions             5,298        2.2       5,708        5.0
     Residual fees                      1,061        0.4         941        0.8
     Other                              3,101        1.3       3,259        2.8
                                    ---------      ------  ---------      ------
         Total net sales              236,816      100.0     114,537      100.0
                                    ---------      ------  ---------      ------
Gross profit                           22,717        9.6      16,441       14.4
Total operating expenses               11,667        4.9      11,847       10.3
                                    ---------      ------  ---------      ------
Operating income                       11,050        4.7       4,594        4.1
Other expense                          (1,577)      (0.7)     (1,478)      (1.3)
                                    ---------      ------  ---------      ------
Pre-tax income                      $   9,473        4.0%  $   3,116        2.8%
                                    =========      ======  =========       ======

         The Communications group is composed of ACC, a majority-owned subsidiary of the Company, and Quintex, a wholly-owned subsidiary of ACC. Since principally all of the net sales of Quintex are cellular in nature, all operating results of Quintex are being included in the discussion of the Communications group's product line.

          During the third quarter of 1999, sales increased $122,279, or 107%, to $236,816. Unit sales of cellular telephones increased approximately 72.1% (or 644,000 units) during the third quarter of 1999. This increase is attributable to sales of portable digital product. The digital phones have a higher average unit selling price as well as a higher unit cost to the Company. Average unit selling prices increased approximately 30.4% to $141 from $108. Gross profit decreased to 9.6% from last year's 14.4%. Gross profit margins were affected by higher air freight costs in response to increased customer demand, a shift in the activation mix toward indirect channels and an increase in the number of orders committed in advance which lowers margins and minimizes inventory risk. The number of new cellular subscriptions processed by Quintex increased 3.0%, with an accompanying decrease in revenue from activation commissions of approximately $410, or 7.2%. The average commission received by Quintex per activation decreased approximately 9.9% from last year. During the second quarter of 1999, the Company became a direct agent for MCI, who is also a reseller of cellular service for cellular carriers. This new non-exclusive agency agreement allows the Company to expand additional cellular and wireless services within the territory outlined in the agreement. This new agency agreement replaced the prior agreement with Bell Atlantic. Management does not anticipate any material impact from this change. Operating expenses decreased to $11,667 from $11,847. As a percentage of net sales, operating expenses decreased to 4.9% during 1999 compared to 10.3% in 1998. Selling expenses decreased $1,095 from last year, primarily in advertising and divisional marketing, partially offset by increases in commissions and travel expenses. General and administrative expenses increased during 1999 by $680 from 1998, primarily in salaries, provision for bad debt expense and depreciation and amortization. Warehousing and assembly expenses increased by $235 during 1999 from last year, primarily due to an increase in direct labor, partially offset by decreases in tooling and field warehouse expenses. Operating income for 1999 was $11,050 compared to last year's $4,594.

Nine months ended August 31, 1999 compared to nine months ended August 31, 1998

         The following table sets forth for the periods indicated certain income
statement   data  and   percentage   of  net  sales  by  product  line  for  the
Communications group:


                                             Nine Months Ended
                                                  August 31,
                                          1999                     1998
                                    ---------------------  ---------------------

Net sales:
     Cellular product - wholesale   $ 551,978       93.3%  $ 247,957       88.4%
     Cellular product - retail          7,353        1.2       3,185        1.1
     Activation commissions            18,634        3.2      17,669        6.3
     Residual fees                      3,260        0.6       2,856        1.0
     Other                             10,108        1.7       8,965        3.2
                                    ---------      ------  ---------      ------
         Total net sales              591,333      100.0     280,632      100.0
                                    ---------      ------  ---------      ------
Gross profit                           57,911        9.8      33,941       12.1
Total operating expenses               35,985        6.1      36,197       12.9
                                    ---------      ------  ---------      ------
Operating income (loss)                21,926        3.7      (2,256)      (0.8)
Other expense                          (4,488)      (0.8)     (4,549)      (1.6)
                                    ---------      ------  ---------      ------
Pre-tax income (loss)               $  17,438        2.9%  $  (6,805)      (2.4)%
                                    =========      ======  =========      =======


          Through the third quarter of 1999, sales increased $310,701, or 110.7%, to $591,333. Unit sales of cellular telephones increased approximately 77.8% (or 1,683,000 units) through the third quarter of 1999. This increase is attributable to sales of portable digital products. The addition of four new suppliers has also provided a variety of new digital, wireless products which have contributed to the sales increase. As a result of increased digital sales, average unit selling prices increased approximately 29.2% to $139 from $107. Gross profit margins decreased to 9.8% from 12.1% during the nine months ended August 31, 1999 compared to the same period last year. Gross profit margins were affected by higher air freight costs in response to increased customer demand, a shift in the activation mix toward indirect channels and an increase in the number of orders committed in advance which lowers margins and minimizes inventory risk. The number of new cellular subscriptions processed by Quintex increased 15.1%, with an accompanying increase in revenue from activation commissions of approximately $965, or 5.5%, even though the average commission received by Quintex per activation decreased approximately 8.4% from last year. The Communications Group operates in a very competitive market and may experience lower gross profit and inventory adjustments due to market competition and other factors as discussed in our "safe harbor" statement. Operating expenses decreased to $35,985 from $36,197. As a percentage of net sales operating expenses decreased to 6.1% during 1999 compared to 12.9% in 1998. Selling expenses decreased $1,041 from last year, primarily in salaries and benefits, advertising and divisional marketing partially offset by an increase in commissions. General and administrative expenses increased during 1999 by $734 from 1998, primarily in bad debt, partially offset by decreases in salaries. Warehousing and assembly expenses increased by $95 during 1999 from last year, primarily in direct labor. Operating income for 1999 was $21,926 compared to last year's operating loss of $2,256.

Electronics Results
Three  months  ended  August 31, 1999  compared to three months ended August 31,
1998

         The following table sets forth for the periods indicated certain income statement data and percentage of net sales by product line for the Electronics group:


                                          Three Months Ended
                                             August 31,
                                        1999                1998
                                --------------------  --------------------
Net sales:
     Sound                      $ 22,905       38.2%  $ 17,716       44.3%
     Security and accessories     27,659       46.2     19,542       48.9
     Consumer electronics          9,352       15.6      2,706        6.8
                                --------      ------  --------      ------
        Total net sales           59,916      100.0     39,964      100.0
                                --------      ------  --------      ------
Gross profit                      12,570       21.0      8,502       21.3
Total operating expenses           8,834       14.7      6,764       16.9
                                --------      ------  --------      ------
Operating income                   3,736        6.3      1,738        4.4
Other expense                       (489)      (0.8)      (621)      (1.6)
                                --------      ------  --------      ------
Pre-tax income                  $  3,247        5.5%  $  1,117        2.8%
                                ========      ======  ========      ======


         Net sales increased approximately $19,952 compared to last year, an increase of 49.9%. Automotive sound sales increased 29.3% from last year, primarily in AV and Private Label categories, partially offset by decreases in SPS. Automotive security and accessories sales increased 41.5% compared to last year, primarily due to an increase in mobile video sales of approximately $11,467, partially offset by declines in Prestige security. Consumer electronics sales also more than tripled from last year to $9,352. Net sales in our Malaysian subsidiary doubled from last year to $3,375. Our Venezuelan subsidiary also experienced increased sales, surpassing last year by 13.4%. Gross margins decreased to 21.0% in 1999 from 21.3% in 1998, primarily in our international operations. Operating expenses increased $2,070 from last year. Selling expenses increased from last year by $917, primarily in commissions and divisional marketing, partially offset by a decrease in advertising. General and administrative expenses increased from 1998 by $539, primarily in office salaries, temporary personnel and provision for bad debt expense, partially offset by decreases in international operations. Warehousing and assembly expenses increased from 1998 by $614, primarily in tooling, field warehousing and direct labor. Operating income was $3,736 compared to last year's $1,738.

Nine months ended August 31, 1999  compared to nine months ended
  August 31, 1998

     The following table sets forth for the periods indicated certain income statement data and percentage of net sales by product line for the Electronics group:


                                            Nine Months Ended
                                                 August 31,
                                        1999                  1998
                                --------------------  --------------------
Net sales:
     Sound                      $  55,052       34.9%  $  56,932       44.7%
     Security and accessories      81,194       51.5      64,094       50.4
     Consumer electronics          21,489       13.6       6,228        4.9
                                --------      ------  --------      ------
        Total net sales           157,735      100.0     127,254      100.0
                                --------      ------  --------      ------
Gross profit                       32,170       20.4      27,370       21.5
Total operating expenses           23,216       14.7      20,393       16.0
                                --------      ------  --------      ------
Operating income                    8,954        5.7       6,977        5.5
Other expense                      (1,243)      (0.8)     (2,529)      (2.0)
                                --------      ------  --------      ------
Pre-tax income                  $   7,711        4.9%  $   4,448        3.5%
                                =========      ======  =========    ======


         Net sales increased approximately $30,481 compared to last year, an increase of 24.0%. Automotive security and accessories sales increased 26.7% compared to last year, primarily due to an increase in mobile video sales of approximately $28,600. This increase was partially offset by decreases in Prestige security. Consumer electronics sales also more than tripled from last year to $21,489. These increases were partially offset by a decrease of 3.3% in auto sound. Net sales in our

Malaysian subsidiary increased 66.7% from last year, but were offset by a 44.4% decline in sales in our Venezuelan subsidiary. Gross margins decreased to 20.4% in 1999 from 21.5% in 1998, primarily in our international operations. The Electronics Group operates in a very competitive market and may experience lower gross profit and inventory adjustments due to market competition and other factors as discussed in our "safe harbor" statement. Operating expenses increased $2,823 over last year. Selling expenses increased from last year by $1,483, primarily in commissions and divisional marketing, partially offset by a decrease in advertising. General and administrative expenses increased from 1998 by $209, primarily in salaries, office expenses and professional fees. Warehousing and assembly expenses increased from 1998 by $1,131, primarily in field warehousing and direct labor. Operating income for 1999 was $8,954 compared to $6,977 last year.

Other Income and Expense

         Interest expense and bank charges decreased by $493 and $518 for the three and nine months ended August 31, 1999, respectively, compared to the same periods last year. The decrease in interest expense and bank charges is due to lower average borrowings. Equity in income of equity investments increased $9 and $415 for the three and nine months ended August 31, 1999, respectively, compared to the same periods last year. The increase in equity in income of equity investments is primarily due to Audiovox Specialty Applications, LLC. The Company is in the process of liquidating its 50% investment in Audiovox Pacific Pty. Ltd., which should be completed by the end of this fiscal year. The Company does not anticipate any material charges to operations as a result of this liquidation. During the second quarter of 1999, the Company's subsidiary, ACC, sold a 5% interest to Toshiba Corporation for $5,000. This transaction resulted in a $3,800 increase in the carrying value of the remaining 95% interest in ACC for the Company, which is reflected as a gain ($2,204 net of tax) on the accompanying consolidated statements of income
(loss).

Provision for Income Taxes

         Provision for income taxes and income tax recovery are provided for at a blended federal and state rate of 40% for profits or losses from normal, United States business operations. During 1998, the Company implemented various tax strategies which resulted in lowering the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at August 31, 1999 decreased $3,525 from the November 30, 1998 level. Operating activities used $6,903, primarily from increases in accounts receivable and inventory, with associated improvements in days on hand, partially offset by an increase in accounts payable, primarily due to the increase in sales volume as well as the timing of such sales and inventory purchases. Accounts receivable days on hand decreased to 47 days from 51 days last year. Inventory days on hand decreased to 28 days from last year's 70 days. This improvement in accounts receivable and inventory turnover allowed the Company to minimize its reliance on outside financing. Investing activities provided $7,425, primarily from the sale of investment securities and proceeds from the issuance of subsidiary shares, partially offset by the purchase of property, plant and equipment and the purchase of convertible debentures. Financing activities used $4,033, primarily from repayments under line of credit agreements.

     On July 28, 1999, the Company entered into the Fourth Amended and Restated Credit Agreement (the Revised Credit Agreement) which superseded the Third Amended and Restated Credit Agreement in its entirety. The major changes in the Revised Credit Agreement included an increase in the maximum aggregate amount of borrowings from $112,500 to $200,000. The Revised

Credit Agreement contains covenants requiring, among other things, minimum quarterly and annual levels of pre-tax income and net worth. Further, the Company may not incur a pre-tax loss in excess of $1,000 for any fiscal quarter and may not incur a pre-tax loss for two consecutive fiscal quarters. In addition, the Company must maintain a net worth base amount of $175,000, plus 50% of consolidated net income for each fiscal year ending on or after November 30, 1999. Further, the Company must, at all times, maintain a debt to worth ratio of not more than 1.75 to 1. The Revised Credit Agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. The Revised Credit Agreement expires on July 28, 2004.

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

         Management is in the process of surveying third parties with whom it has a material relationship, including customers, vendors and manufacturers of the Company's products, primarily through written correspondence. Management is depending on the response of these third parties in its assessment of Year 2000 readiness. Management cannot be certain as to the actual Year 2000 readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations, financial condition or liquidity.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company is in the process of determining the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard in the November 30, 1999 financial statements, as required.

         The FASB issued Statement 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Statement 137 amends Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Statement 137 defers the effective date of Statement 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. While management has not determined the impact of the new standard, it is not expected to be material.

Forward-Looking Statements

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. We use words such as "may", "believe", "estimate", "expect", "plan", "intend", "project", "anticipate", and similar
expressions  to  identify  forward-looking   statements.  We  have  based  these
forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ
materially  from  those  discussed  in  or  implied  by  these   forward-looking
statements. Forward-looking statements include statements relating to, among other things:
         o  growth trends and projected sales in the wireless, automotive aftermarket and consumer electronic businesses;
         o technological and market developments in the wireless, automotive aftermarket and consumer electronic businesses;
         o    our relationship with key suppliers;
         o    foreign currency risks;
         o    political instability;
         o    changes in foreign laws;
         o    regulations and tariffs;
         o competition in the wireless, automotive aftermarket and consumer electronics businesses;
         o    seasonality and cyclicality;
         o    inventory obsolence and availability;
         o    the anticipated consequences of the Year 2000 issue; and
         o    quality and consumer acceptance of newly-introduced product.

PART II - OTHER INFORMATION

Item 6            REPORTS ON FORM 8-K

         No reports were filed on Form 8-K during the third quarter ended August 31, 1999.

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

Dated:  October 15, 1999

                                      By:s/Charles M. Stoehr
                                            Charles M. Stoehr
                                            Senior Vice President and
                                            Chief Financial Officer