Form 10-K
period 1999-11-30
AUDIOVOX CORP
filed 2000-02-02
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                   November 30, 1999
                          -----------------------------------
Commission file number                      0-28839
                       ----------------------------

                              AUDIOVOX CORPORATION
---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                    13-1964841
------------------------------------                 ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification Number)

150 Marcus Blvd., Hauppauge, New York                11788
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code            (631) 231-7750
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

                            Name of Each Exchange on

       Title of each class:                                 Which Registered

Class A Common Stock $.01 par value                       Nasdaq Stock Market

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

                                     Yes       X              No
                                           -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $655,787,898 (based upon closing price on the Nasdaq Stock Market on January 31, 2000).

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2000 was:

Class                                                       Outstanding

Class A common stock $.01 par value                            17,859,826
Class B common stock $.01 par value                             2,260,954

                                     PART I

Item 1 - Business

(a)      General Development of Business

         The Company designs and markets a diverse line of products and provide related services throughout the world. These products and services include:

         o handsets and  accessories for wireless  communications
         o fulfillment services for wireless carriers
         o automotive  entertainment and security products
         o automotive electronic accessories
         o consumer electronics

     The Company generally markets its products under the well-recognized Audiovox brand name, which it has used for over 35 years. The Company was a pioneer in the wireless industry, selling its first vehicle-installed wireless telephone in 1984 as a natural expansion of its automotive aftermarket products business. The Company's extensive distribution network and its long-standing industry relationships have allowed the Company to benefit from growing market opportunities in the wireless industry and to exploit emerging niches in the consumer electronics business. During the third quarter of 1999, the Company became the third largest seller of wireless products and the second largest seller of CDMA handsets in the United States. CDMA is currently the fastest growing technology in the wireless industry.

     The Company operates in two primary markets:

         o Wireless communications. The Wireless Group, which accounts for approximately 80% of revenues, sells wireless handsets and accessories through Bell Operating Companies, domestic and international wireless carriers and their agents, independent distributors and retailers.

         o Mobile and consumer electronics. The Electronics Group, which accounts for approximately 20% of revenues, sells autosound, mobile video, mobile electronics and consumer electronics primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufacturers (OEMs), independent installers of automotive accessories and the U.S. military.

     The business grew significantly in fiscal 1999 primarily because of increased sales of digital handsets. Net sales have increased as follows:

                                                                        Percent
                                           1998             1999        Change
                                           ----             ----        ------
                                               ($ in millions)

Wireless                                     $442           $   930        110%
Electronics                                   175               230         32
                                            -----          --------       -----
         Total                               $617            $1,160         88%
                                             ====            ======      ======

     To remain flexible and limit our research and fixed costs, the Company does not manufacture its products. Instead, the Company has relationships with a broad group of suppliers who manufacture its products. The Company works directly with its suppliers in the design, development and testing of all of its products and perform some assembly functions for its electronics products.

     The Company's product development efforts focus on meeting changing consumer demand for technologically-advanced, high-quality products, and the Company consults with customers throughout the design and development process. In the wireless business, the Company was among the first to introduce wireless handsets and mobile phones with one-touch dialing, analog caller ID and voice-activated dialing as standard features. In its electronics business, the Company was among the first to introduce mobile video entertainment products and the MP-3 Internet music player/recorders. The Company stands behind all of its products by providing warranties and customer and end user service support.

Strategy

     The Company's objective is to leverage the well-recognized Audiovox brand name and its extensive distribution network to capitalize on the growing worldwide demand for wireless products and continue to provide innovative mobile and consumer electronics products in response to consumer demand. The key elements of the Company's strategy are:

         Enhance and capitalize on the Audiovox brand name. The Company believes that the "Audiovox" brand name is one of its greatest strengths. During the past 35 years, the Company has invested heavily to establish the Audiovox name as a well-known consumer brand for communications and electronics products. The Company's wireless handsets generally bear the Audiovox brand name or are co-branded with a wireless carrier. To further benefit from the Audiovox name, the Company continues to introduce new products using its brand name and recently began licensing its name for selected consumer products.

         Expand wireless technology offerings to increase market opportunities. The Company intends to continue to offer an array of technologically-advanced wireless products using all digital standards. The Company's wide selection of wireless products will allow it to satisfy different carrier demands, both domestic and international.

         Capitalize on niche market opportunities in the consumer electronics industry. The Company intends to continue to use its extensive distribution and supply networks to capitalize on niche market opportunities in the consumer electronics industry. The Company believes that focusing on high-demand, high-growth niche products results in better profit margins and growth potential for its electronics business.

         Expand international presence. During fiscal 2000, the Company intends to expand its international wireless business as it continues to introduce products compatible with international wireless technologies, such as GSM, TDMA and CDMA.

         Continue to outsource manufacturing to increase operating leverage. One of the key components of the Company's business strategy is outsourcing the manufacturing of its products. This allows the Company to deliver the latest technological advances without the fixed costs associated with manufacturing.

         Continue to provide added value to customers and suppliers. The Company believes that it provides key services, such as product design, development and testing, sales support, product repair and warranty, and carrier fulfillment services more efficiently than its customers and suppliers could provide for themselves. The Company intends to continue to develop its value- added services as the market evolves and customer needs change.

     Audiovox was incorporated in Delaware on April 10, 1987, as successor to a business founded in 1960 by John J. Shalam, our President, Chief Executive Officer and controlling stockholder. Its principal executive offices are located at 150 Marcus Boulevard, Hauppauge, New York 11788, and the telephone number is 631-231-7750.

(b)      Financial Information About Industry Segments

     The Company's industry segments are the Wireless Group and the Electronics Group. Net sales, income before provision for income taxes and total assets attributable to each segment for each of the last three years are set forth in
Note 20 of the Company's consolidated financial statements included herein.

(c)      Narrative Description of Business

                                 Wireless Group

     The Wireless Group, which accounts for approximately 80% of the Company's revenues, markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers. The Wireless Group operates in the wireless communications industry.

Wireless products and technology

     The Wireless Group sells an array of analog and digital handsets and accessories in a variety of technologies. In fiscal 1998, sales of analog handsets represented 81% of total unit sales. In fiscal 1999, the Wireless Group expanded its line of digital handsets and increased its digital sales efforts and, for fiscal 1999, digital products represented 56% of the Wireless Group's total unit sales. The Wireless Group generally markets its wireless products under the Audiovox brand name or co-brands its products with its carrier customers, such as Bell Atlantic, GTE Mobilnet, AirTouch and PrimeCo Personal Communications L.P.

     In addition to handsets, the Wireless Group sells a complete line of accessories that includes batteries, hands-free kits, battery eliminators, cases and hands-free earphones. During 2000, the Wireless Group intends to broaden its digital product offerings and introduce handsets with new features, such as Internet access and other interactive technologies, as well as tri-mode products that combine digital and analog technologies.

Wireless marketing and distribution

     The Wireless Group sells wireless products to the wireless carriers and their respective agents, distributors and retailers. In addition, a majority of its handsets are designed to carrier specifications. In fiscal 1998, the five largest wireless customers, Bell Atlantic, AirTouch Communications, United States Cellular, PrimeCo Personal Communications LP and Auto Club Cellular Corporation, accounted for 59.6% of its net wireless sales. Two of these customers, Bell Atlantic and AirTouch, accounted for 25.6% and 20.8%, respectively, of the Wireless Group's net sales for fiscal 1998. For fiscal 1999, the five largest wireless customers were Bell Atlantic, AirTouch Communications, PrimeCo Personal Communications LP, MCI Worldcom and United States Cellular. Two of these customers, Bell Atlantic and AirTouch Communications, accounted for 24.4% and 18.6%, respectively, of the Wireless Group's net sales for fiscal 1999. These customers represented 65.9% of net sales during fiscal 1999.

     In addition, the Wireless Group promotes its products through trade and consumer advertising, participation at trade shows and direct personal contact by its sales representatives. The Wireless Group also assists wireless carriers with their marketing campaigns by scripting telemarketing presentations, funding co-operative advertising campaigns, developing and printing custom sales literature, providing product fulfillment and logistic services and conducting in-house training programs for wireless carriers and their agents.

     The Wireless Group operates approximately 20 subscriber facilities under the names Quintex or American Radio. In addition, the Wireless Group licenses the trade names Audiovox(R), American Radio(R) and Quintex(R) to five retail outlets in selected markets in the United States. The Wireless Group also serves as an agent for the following carriers in selected areas: MCI Worldcom, Sprint, BellSouth Mobility, Inc., GTE Mobilnet of the Southeast, Inc. and United States Cellular. For fiscal 1999, revenues from these operations were 5.7% of total wireless revenues.

     The Wireless Group's policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Miami, Florida and Toronto, Canada and from leased facilities located in Hauppauge, New York and Los Angeles, California.

Wireless product development, warranty and customer service

     Although the Wireless Group does not have its own manufacturing facilities, it works closely with both customers and suppliers in the design, development and testing of its products. In particular, the Wireless Group:

        o determines future market feature requirements with its wireless customers
        o work with its suppliers to develop products containing those features
        o participates in the design of the features and cosmetics of its wireless products
        o tests products in its own facilities to ensure compliance with Audiovox standards
        o supervises testing of the products in its carrier markets to ensure compliance with carrier specifications

     The Wireless Group's Hauppauge facility is ISO-9001 registered, which requires it to carefully monitor quality standards in all facets of its business.

     The Wireless Group believes customer service is an important tool for enhancing its brand name and its relationship with carriers. In order to provide full service to its customers, the Wireless Group warranties its wireless products to the end user for periods ranging from up to one year for portable handsets to up to three years for mobile car phones. To support its warranty, the Wireless Group has 1,178 independent warranty centers throughout the United States and Canada and has warranty repair stations in its headquarters facility. The Wireless Group has experienced customer service representatives who interact directly with both end users and its customers. These representatives are trained to respond to questions on handset operation and warranty and repair issues.

Wireless suppliers

     The Wireless Group purchases its wireless products from several manufacturers located in Pacific Rim countries, including Japan, China, Korea, Taiwan and Malaysia. In selecting its suppliers, the Wireless Group considers quality, price, service, market conditions and reputation. The Wireless Group generally purchases its products under short-term purchase orders and does not have long-term contracts with its suppliers. The Wireless Group considers its relations with its suppliers to be good. The Wireless Group believes that alternative sources of supply are currently available, although there could be a time lag and increased costs if it were to have an unplanned shift to a new supplier.

Wireless competition

     The market for wireless handsets and accessories is highly competitive and is characterized by intense price competition, significant price erosion over the life of a product, demand for value-added services, rapid technological development and industry consolidation. Currently, the Wireless Group's primary competitors for wireless handsets include Ericsson, Motorola, Nokia and Qualcomm. Qualcomm has announced plans to sell its wireless handset business to Kyocera Corporation. When the sale is completed, Kyocer will become the Company's direct competitor.

     The Wireless Group also competes with numerous established and new manufacturers and distributors, some of whom sell the same or similar products directly to its customers. Historically, the Wireless Group's competitors have also included some of its own suppliers and customers. Many of the Wireless Group's competitors offer more extensive advertising and promotional programs than it does.

     The Wireless Group competes for sales to carriers, agents and distributors on the basis of its products and services and price. As its customers are requiring greater value added logistic services, the Wireless Group believes that competition will continually be required to support an infrastructure capable of providing these services. The Wireless Group's ability to continue to compete successfully will largely depend on its ability to perform these value-added services at a reasonable cost.

     The Wireless Group's wireless products compete primarily on the basis of value in terms of price, features and reliability. There have been several periods of extreme price competition in the wireless industry, particularly when one or more or its competitors has sought to sell off excess inventory by lowering its prices significantly.

     As a result of global competitive pressures, there has been significant consolidation among the Wireless Group's customers, including:

       o       Vodafone and AirTouch Communications, which merged in 1999
       o Bell Atlantic and GTE, which expect to finalize their merger by early 2000, and then fold the new wireless business into a joint venture with Vodafone
       o        SBC Communications, which acquired Ameritech in 1999
       o        MCI Worldcom and Sprint, which recently announced plans to merge

     These consolidations may result in greater competition for a smaller number of large customers and may favor one or more of its competitors over the Wireless Group.

                                Electronics Group

Electronics Industry

     The electronics industry is large and diverse and encompasses a broad range of products. There are many large manufacturers in the industry, such as Sony, RCA, Panasonic and JVC, as well as large companies that specialize in niche products. The Electronics Group participates in selected niche markets such as autosound, mobile video, vehicle security and selected consumer electronics.

     The introduction of new products and technological advancements drives growth in the electronics industry. For example, the transition from analog to digital technology is leading to the development of a new generation of consumer electronic products. Some of these products include MP-3 players for playing audio downloaded from the Internet, digital radio and DVD mobile video systems.

Electronics products

     The Company's electronics products consist of two major categories, mobile electronics and consumer electronics.

     Mobile electronics products include:

     o autosound products, such as radios, speakers, amplifiers and CD changers

     o mobile video products, including overhead and center console mobile entertainment systems, video cassette players and game options o automotive security and remote start systems o automotive power accessories

     Consumer electronics include:

        o         home and portable stereos
        o         FRS two-way radios
        o         LCD televisions
        o         MP-3 Internet music player/recorders

     The Electronics Group markets its products under the Audiovox(R) brand name, as well as several other Audiovox-owned trade names that include Prestige(R), Pursuit(R) and Rampage(TM). Sales by both the Company's Malaysian and Venezuelan subsidiaries fall under the Electronics Group. For the fiscal years ended November 30, 1998 and November 30, 1999, the Electronics Group's sales by product category were as follows:

                                                                      Percent
                                         1998             1999        Change
                                         ----             ----        ------
                                            ($ in millions)

Mobile electronics                       $163.3            $192.0        17.6%
Consumer electronics                       11.8              38.2       223.7
                                       --------          --------       ------
         Total                           $175.1            $230.2        31.5%
                                       ========            ======      =======

     In the coming years, the Electronics Group intends to focus its efforts on new technologies to take advantage of market opportunities created by the digital convergence of data, communications, navigation and entertainment products.

Licensing

     In the late 1990's, the Company began to license its brand name for use on selected products, such as home and portable stereo systems. Actual sales of licensed products are not included in the Company's sales figures. However, the Company licensed customers have told it that, for fiscal 1999, they sold $27.7 million in licensed goods for which the Company received license fees. License sales promote the Audiovox brand name without adding any significant costs.

Electronics distribution and marketing

     The Electronics Group sells its electronics products to:

        o         mass merchants
        o         power retailers
        o         chain stores
        o         specialty retailers
        o         distributors
        o         new car dealers
        o         the U.S. military

     The Electronics Group also sells its products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Daimler Chrysler, General Motors Corporation and Nissan. OEM projects are a significant portion of the Electronics Group sales. These projects require a close partnership with the customer as the Electronics Group develops products to their specific requirements. Three of the largest auto makers, General Motors, Daimler Chrysler and Ford require QS registration for all of their vendors. The Electronics Group's Hauppauge facility is both QS 9000 and ISO 9001 registered.

     The Electronics Group's five largest customers in fiscal 1998, Gulf States Toyota, Kmart, Southeast Toyota, Alkon International and Costco, accounted for 16.4% of its net electronics sales. No single customer accounted for more than 10% of the Electronics Group's net sales in fiscal 1998. For fiscal 1999, the Electronics Group's five largest customers were Nissan, Best Buy, Sears, AAFES and Gulf States Toyota, and they represented 23.9% of net sales. Nissan represented approximately 12% of net sales for fiscal 1999.

     As part of the Electronics Group's sales process, the Electronics Group provides value-added management services including:

        o         product design and development
        o         engineering and testing
        o         technical and sales support
        o         electronic data interchange (EDI)
        o         product repair services and warranty
        o         nationwide installation network

     The Electronics Group has flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, the Electronics Group ships its products within 24 to 48 hours from the receipt of an order. The Electronics Group makes shipments from public warehouses in Norfolk, Virginia; Sparks, Nevada; Miami, Florida and Toronto, Canada and from leased facilities located in Hauppauge, New York.

Electronics product development, warranty and customer service

     Although the Electronics Group does not have its own manufacturing facilities, it works closely with its customers and suppliers in the design, development and testing of its
products. For the Electronics Group's OEM automobile customers, the Electronics Group performs extensive validation testing to ensure that its products meet the special environmental and electronic standards of the manufacturer. The Electronics Group also performs final assembly of products in its Hauppauge location. The Electronics Group's product development cycle includes:

     o working with key customers and suppliers to identify consumer trends and potential demand
     o working with the suppliers to design and develop products to meet those demands o evaluating and testing the products in our own facilities to ensure compliance with our standards
     o    performing software design and validation testing

     The Electronics Group provides a warranty to the end users of its electronics products, generally ranging from 90 days up to the life of the vehicle for the original owner on some of its automobile-installed products. To support its warranties, the Electronics Group has 19 independent warranty centers throughout the United States and Canada. At its Hauppauge facility, the Electronics Group has a customer service group that provides product information, answers questions and serves as a technical hotline for installation help for both end users and its customers.

Electronics suppliers

     The Electronics Group purchases its electronics products from manufacturers located in several Pacific Rim countries, including Japan, China, Korea, Taiwan, Singapore and Malaysia. The Electronics Group also uses several manufacturers in the United States for cruise controls, mobile video and power amplifiers. In selecting its manufacturers, the Electronics Group considers quality, price, service, market conditions and reputation. The Electronics Group maintains buying offices or inspection offices in Taiwan, Korea, China and Hong Kong to provide local supervision of supplier performance with regard to, among other things, price negotiations, delivery and quality control. The Electronics Group generally purchases its product under short-term purchase orders and does not have long-term contracts with its suppliers.

     For fiscal 1999, the percentage of the Electronics Group's electronics purchases from its largest suppliers were:

        o         Nutek Corporation --12.7%
        o         Namsung Corporation -- 8.8%
        o         Action Electronics -- 6.9%


     The Electronics Group considers relations with its suppliers to be good. In addition, the Electronics Group believes that alternative sources of supply are generally available within 120 days.

Electronics competition

     The Electronics Group's electronics business is highly competitive across all of its product lines, and the Electronics Group competes with a number of well-established companies that manufacture and sell similar products. The Electronics Group's mobile electronics products compete against factory-supplied radios, security and mobile video systems from subsidiaries of automobile manufacturers, including General Motors, Ford and Daimler Chrysler. The Electronics Group's mobile electronics products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood and Pioneer. The Electronics Group's consumer electronics product lines compete against major consumer electronic companies, such as JVC, Panasonic, Motorola, RCA and AIWA. Brand name, design, features and price are the major competitive factors across all of its product lines.

(d) Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

     The amounts of net sales and long-lived assets, attributable to each of the Company's geographic segments for each of the last three fiscal years are set forth in Note 20 to the Company's consolidated financial statements included herein. During fiscal 1999, the Company exported approximately $100 million in product sales.

Trademarks

     The Company markets products under several trademarks, including Audiovox(R), Prestige(R), Pursuit(R) and Rampage(TM) . The trademark Audiovox(R) is registered in approximately 63 countries. The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products.

                                  Other Matters

Equity Investments

     The Company has several investments in unconsolidated joint ventures which were formed to market its products in specific market segments or geographic areas. The Company seeks to blend its financial and product resources with local operations to expand its distribution and marketing capabilities. The Company believes its joint ventures provide a more cost-effective method of focusing on specialized markets. The Company does not participate in the day-to-day management of these joint ventures. The Company's significant joint ventures are:


                          Percentage     Formation
     Venture              Ownership         Date           Function
     -------              ---------        -----           --------
TALK Corporation              30.8%         1994        Distribution rights for wireless
                                                            products and autosound products
                                                            from Shintom Ltd.

Audiovox Specialized                        1997        Distribution of products for van, RV
    Applications              50.0%                        and other specialized vehicles.

                              20.0%         1997        Distribution of wireless products and
Bliss-Tel Company,                                          accessories in Thailand.
    Ltd.


Employees

     The Company employs approximately 950 people, which number has been relatively stable for the past several years. The Company considers its relations with its employees to be good. No employees are covered by collective bargaining agreements.

Directors and Executive Officers of the Registrant

     The executive officers of the Company are listed below. All officers of the Company are elected by the Board of Directors to serve one-year terms. There are no family relationships among officers, or any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. Unless otherwise indicated, positions listed in the table have been held for more than five years.

Name                        Age     Current Position

John J. Shalam              66      President, Chief Executive Officer and
                                         Chairman of the Board of Directors
Philip Christopher          51      Executive Vice President and a Director
Charles M. Stoehr           53      Senior Vice President, Chief Financial
                                         Officer and a Director
Patrick M. Lavelle          48      Senior Vice President, Electronics Division
                                         and a Director
Ann M. Boutcher             49      Vice President, Marketing and a Director
Richard A. Maddia           41      Vice President, MIS  and a Director
Paul C. Kreuch, Jr.*        61      Director
Dennis F. McManus*          49      Director

*Member of the Audit and Compensation Committees

     John J. Shalam has served as President, Chief Executive Officer and as Director of Audiovox or its predecessor since 1960. Mr. Shalam also serves as President and a Director of most of Audiovox's operating subsidiaries. Mr. Shalam is on the Board of Directors of the Electronics Industry Association and is on the Executive Committee of the Consumer Electronics Association.

     Philip Christopher, our Executive Vice President, has been with Audiovox since 1970 and has held his current position since 1983. Before 1983, he served as Senior Vice President of Audiovox. Mr. Christopher is Chief Executive Officer of Audiovox's wireless subsidiary, Audiovox Communications Corp. From 1973 through 1987, he was a Director of our predecessor, Audiovox Corp. Mr. Christopher serves on the Executive Committee of the Cellular Telephone Industry Association.

     Charles M. Stoehr has been our Chief Financial Officer since 1979 and was elected Senior Vice President in 1990. Mr. Stoehr has been a Director of
Audiovox  since  1987.  From  1979  through  1990,  he was a Vice  President  of
Audiovox.

     Patrick M. Lavelle has been a Vice President of the Company since 1982. In 1991, Mr. Lavelle was elected Senior Vice President, with responsibility for the Company's mobile and consumer electronics division. Mr. Lavelle was elected to the Board of Directors in 1993. Mr. Lavelle also serves as a board member of the Mobile Electronics Division of the Consumer Electronics Association and is a co-chair of the Mobile Information Technology Subdivision.

     Ann M. Boutcher has been our Vice President of Marketing since 1984. Ms. Boutcher's responsibilities include the development and implementation of our advertising, sales promotion and public relations programs. Ms. Boutcher was elected to the Board of Directors in 1995.

     Richard A. Maddia has been our Vice President of Information Systems since 1992. Prior thereto, Mr. Maddia was Assistant Vice President, MIS. Mr. Maddia's responsibilities include development and maintenance of information systems. Mr. Maddia was elected to the Board of Directors in 1996.

     Paul C. Kreuch, Jr. was elected to the Board of Directors in February 1997. Mr. Kreuch has been a Principal of Secura Burnett Co., LLC since October 1998. From December 1997 through September 1998, he was the President and Chief Executive Officer of Lafayette American Bank. From June 1996 through November 1997, he was a Senior Vice President at Handy HRM Corp., an executive search firm. From 1993 through 1996, Mr. Kreuch was an Executive Vice President of NatWest Bank N.A. and, before that, was President of National Westminster Bank USA.

     Dennis F. McManus was elected to the Board of Directors in March 1998. Mr. McManus has been self-employed as a telecommunications consultant since January 1, 1998. Before that, he was employed by NYNEX Corp. for over 27 years, most recently as a Senior Vice President and Managing Director. Mr. McManus held this position from 1991 through December 31, 1997.

     All of our executive officers hold office at the discretion of the Board of Directors.

Item 2 - Properties

     As of November 30, 1999, the Company leased a total of thirty-three operating facilities located in eleven states and one Canadian province. The Wireless Group utilizes twenty-four of these facilities located in California, Georgia, New Jersey, New York, Pennsylvania, Tennessee, Virginia and Canada. The Electronics Group utilizes nine of these facilities located in California, Florida, Massachusetts, New York, Ohio, Texas and Canada. These facilities serve as offices, warehouses, distribution centers or retail locations for both the Wireless Group and the Electronics Group. Additionally, the Company utilizes public warehouse facilities located in Norfolk, Virginia and Sparks, Nevada for its Electronics Group and in Miami, Florida, Toronto, Canada and Tilburg, Netherlands for its Wireless Group. The Company also owns and leases facilities in Venezuela and Malaysia for its Electronics Group.

Item 3 - Legal Proceedings

     The Company is currently, and has in the past been, a party to routine litigation incidental to its business. The Company does not expect any pending litigation to have a material adverse effect on its consolidated financial position.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
           Matters
------------------------------------------------------------------------------

Summary of Stock Prices and Dividend Data

     The Class A Common Stock of Audiovox are traded on the Nasdaq Stock Market under the symbol VOXX. Prior to January 13, 2000, the Class A Common Stock was traded on the American Stock Exchange under the symbol VOX. No dividends have been paid on the Company's common stock. The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and Capital Resources of
Management's Discussion and Analysis). There are approximately 345 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Class A Common Stock

                                                                 Average
                                                                 Daily
                                                                Trading
Fiscal Period                  High               Low            Volume
-------------                  ----               ---            ------

1998
   First Quarter                9.00              5.75          103,038
   Second Quarter               7.44              4.75           77,516
   Third Quarter                7.44              3.63           82,948
   Fourth Quarter               6.75                             42,024

1999
   First Quarter                                                 43,260
   Second Quarter               8.94              5.94           48,416
   Third Quarter               16.00              8.44          151,232
   Fourth Quarter              30.00             14.50          222,102

Item 6 - Selected Financial Data

Years ended November 30, 1995, 1996, 1997, 1998 and 1999:

                                                 1995           1996          1997        1998        1999
                                                 ----           ----          ----        ----        ----
                                                                          (Dollars in thousands)

Net sales                                     $  500,740    $  597,915    $  639,082   $  616,695   $1,159,537
Net income (loss)                                (11,883)      (26,469)       21,022        2,972       27,246
Net income (loss) per common share,  basic         (1.31)        (2.82)         1.11         0.16         1.43
Net income (loss) per common share, diluted        (1.31)        (2.82)         1.09         0.16         1.39
Total assets                                     308,428       265,545       289,827      279,679      475,083
Long-term obligations, less current
   installments                                  142,802        70,413        38,996       33,724      122,798
Stockholders' equity                             114,595       131,499       187,892      177,720      216,744

This selected financial data includes:

for 1995:

o    a pre-tax charge of $2.9 million associated with the issuance of warrants;
o a pre-tax charge of $11.8 million of inventory write-downs and the downsizing of the Company's retail operations;
o    a pre-tax gain on the sale of an equity investment of $8.4 million; and
o a $31.7 million increase in stockholders' equity, net of tax, as a result of an unrealized gain on marketable securities which is not reflected in net income compared to what sockholders' equity would have been without the unrealized gain.

for 1996:

o a pre-tax charge of $26.3 million related to the exchange of $41.3 million of subordinated convertible debentures into 6,806,580 shares of common stock and a related tax expense of $2.9 million;
o a $10.3 million increase in stockholders' equity, net of tax, as a result of an unrealized gain on marketable securities which is not reflected in net income compared to what sockholders' equity would have been without the unrealized gain; and
o a $64.7 million increase in stockholders' equity as a result of the exchange of $41.3 million of subordinated convertible debentures which is not reflected in net income.

for 1997:

o a pre-tax charge of $12.7 million related to the exchange of $21.5 million of subordinated convertible debentures into 2,860,925 shares of common stock and a related tax expense of $158,000;
o a pre-tax gain of $37.5 million on sale of shares of CellStar Corporation held by the Company and a related tax expense of $14.2 million;
o a $12.2 million increase in stockholders' equity, net of tax, as a result of an unrealized gain on marketable securities which is not reflected in net income compared to what sockholders' equity would have been without the unrealized gain;
o a $773,000 increase in stockholders' equity, net of tax, as a result of an unrealized gain on equity collar which is not reflected in net income; and
o a $33.6 million increase in stockholders' equity as a result of the exchange of $21.5 million of subordinated convertible debentures which is not reflected in net income.

for 1998:

o    a pre-tax charge of $6.6 million for inventory write-downs;
o a $4.2 million increase in stockholders' equity, net of tax, as a result of an unrealized gain on marketable securities which is not reflected in net income compared to what sockholders' equity would have been without the unrealized gain; and
o a $929,000 increase in stockholders' equity, net of tax, as a result of an unrealized gain on a hedge of available-for-sale securities.

for 1999:

o a pre-tax charge of $2.0 million due to the other-than-temporary decline in the market value of its Shintom common stock;
o a pre-tax gain of $3.8 million on the issuance of subsidiary shares to Toshiba Corporation; and
o a $9.9 million increase in stockholders' equity, net of tax, as a result of an unrealized gain on marketable securities which is not reflected in net income compared to what sockholders' equity would have been without the unrealized gain.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
            (Dollars in  thousands,  except  share and per share data)

Forward-looking Statements

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "may," "believe," "estimate," "expect," "plan," "intend," "project," "anticipate," "continues," "could," "potential," "predict" and similar expressions may identify forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events, activities or developments. The Company's actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:

          o growth trends in the wireless, automotive and consumer electronic businesses
          o technological and market developments in the wireless, automotive and consumer electronics businesses
          o    liquidity
          o    availability of key employees
          o    expansion into international markets
          o    the availability of new consumer electronic products

     These   forward-looking   statements   are  subject  to   numerous   risks,
uncertainties and assumptions about the Company including, among other things:

       o        the ability to keep pace with technological advances
       o significant competition in the wireless, automotive and consumer electronics businesses
       o        quality and consumer acceptance of newly introduced products
       o        the  relationships with key suppliers
       o        the relationships with key customers
       o        possible increases in warranty expense
       o        the loss of key employees
       o        foreign currency risks
       o        political instability
       o        changes in U.S. federal, state and local and foreign laws
       o        changes in regulations and tariffs
       o        seasonality and cyclicality
       o        inventory obsolescence and availability

     The Company markets its products under the Audiovox brand as well as private labels to a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. The Wireless Group consists of Audiovox Communications Corp. (ACC), a 95%-owned subsidiary of Audiovox, and Quintex, which is a wholly- owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and, to a lesser extent, carriers overseas. Quintex is for the direct sale of handsets, accessories and wireless telephone service.

     The Electronics Group consists of Audiovox Electronics (AE), a division of Audiovox, and Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings
(M) Sdn. Bhd. and Audiovox Venezuela, C.A., which are wholly-owned subsidiaries. The Electronics Group markets automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios and in-vehicle video systems. Sales are made through an extensive distribution network of mass merchandisers, power retailers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis.

     The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.

     From fiscal 1996 through 1999, several major events and trends have affected the Company's results and financial conditions.

     The Wireless Group increased its handset sales from 2.1 million units in fiscal 1996 to 3.3 million units in fiscal 1998 to 6.1 million units in fiscal 1999. This increase in sales was primarily due to:


     o the introduction of digital technology, which has allowed carriers to significantly increase subscriber capacity

     o    increased number of carriers competing in each market

     o    reduced cost of service and expanded feature options

     During this period, the Company's unit gross profit margin declined due to continued strong competition and increased sales of digital handsets, which have a lower gross profit margin percentage than analog handsets. Despite the margin decline, the Company's gross margin dollars increased significantly due to the large increases in net sales.

     Sales by the Electronics Group were $188.4 million in 1996 and $193.9 million in 1997, but declined in 1998 to $175.1 million, primarily due to a financial crisis in Asia, particularly Malaysia. Sales for fiscal 1999 have increased 31% to $230.6 million over fiscal 1998 . During this period, the Company's sales were impacted by the following items:

     o the growth of our consumer electronic products business from $2.9 million in fiscal 1996 to $38.2 million in fiscal 1999

     o the introduction of mobile video entertainment systems and other new technologies

     o    the Asian financial crisis in 1998

     Gross margins in the Company's electronics business increased from 18.9% in 1996 to 20.3% for fiscal 1999 due, in part, to higher margins in mobile video products and other new technologies and products.

     The Company's total operating expenses have not increased materially since 1996, despite its increase in sales. Total operating expenses were $83.3 million in 1996 and $96.4 million in 1999. The Company has invested in management systems and improved its operating facilities to increase its efficiency.

     During  the  period  1996  to  1999,   the  Company's   balance  sheet  was
strengthened by the conversion of $63 million of it $65 million 6 1/4% subordinated convertible debentures due 2001 into approximately 9.7 million shares of Class A common stock and the net gain of $23.2 million from the sale of CellStar stock held by the Company.

     All financial information, except share data, is presented in thousands.

Results of Operations

     The following table sets forth for the periods indicated certain statements of income data for the Company expressed as a percentage of net sales:

                                                           Percentage of Net Sales
                                                          Years Ended November 30,
                                               ----------------------------------------
                                                         1997      1998      1999
                                                         ----      ----      ----
Net sales:

     Wireless


        Wireless products                                 62.1%     65.3%     76.5%
        Activation commissions                             4.9       3.7       2.2
        Residual fees                                      0.7       0.7       0.3
        Other                                              1.9       1.9       1.1
                                                         -----     -----     -----
           Total Wireless                                 69.5      71.6      80.1
                                                         -----     -----     -----

     Electronics

        Sound                                             14.4      12.7       6.8
        Mobile electronics                                15.2      13.8       9.8
        Consumer electronics                               0.7       1.9       3.3
                                                         -----     -----     -----
           Total Electronics                              30.3      28.4      19.9

        Other                                              0.1        --        --
                                                         -----     -----     -----
           Total net sales                               100.0     100.0     100.0

Cost of sales                                            (83.3)    (85.6)    (88.4)
                                                         -----     -----     -----
Gross profit                                              16.7      14.4      11.6

Selling                                                   (6.0)     (5.7)     (3.2)
General and administrative                                (5.8)     (5.9)     (3.8)
Warehousing, assembly and repair                          (1.9)     (2.0)     (1.3)
                                                         -----     -----     -----
        Total operating expenses                         (13.7)    (13.6)     (8.3)
                                                         -----     -----     -----

Operating income                                           3.0       0.8       3.3

Interest and bank charges                                 (0.4)     (0.8)     (0.4)
Income in equity investments, management fees
  and related income, net                                  0.2       0.2       0.3
Gain on sale of investments                                5.9       0.1       0.3
Gain on issuance of subsidiary shares                      --        --        0.3
Debt conversion expense                                   (2.0)      --        --
Other income (expense)                                     --        0.3      (0.2)
Provision for income taxes                                (3.5)     (0.1)     (1.3)
                                                         -----     -----     -----
                                                           3.3 %     0.5 %     2.3 %
                                                         =====     =====     =====
Net income

     The net sales and percentage of net sales by product line and marketing group for the fiscal years ended November 30, 1997, 1998 and 1999 are reflected in the following table. Certain reclassifications and recaptionings have been made to the data for periods prior to fiscal 1999 in order to conform to fiscal 1999 presentation.


                                                   Fiscal Year Ended November 30,
                                        ----------------------------------------------------------------------------------------
                                          1997                1998                  1999
                                          ----                ----                  ----
                                                          (Dollars in thousands)

Net sales:
     Wireless

        Wireless products        $  396,510      62.1% $  402,606      65.3% $  886,509      76.5%
        Activation commissions       31,061       4.9      22,785       3.7      25,873       2.2
        Residual fees                 4,688       0.7       4,452       0.7       3,674       0.3
        Other                        12,141       1.9      11,747       1.9      13,247       1.1
                                 ----------     -----  ----------     -----  ----------     -----
           Total Wireless           444,400      69.5     441,590      71.6     929,303      80.1
                                 ----------     -----  ----------     -----  ----------     -----
     Electronics

        Sound                        91,763      14.4      78,338      12.7      78,713       6.8
        Mobile electronics           97,446      15.2      84,973      13.8     113,371       9.8
        Consumer electronics          4,701       0.7      11,794       1.9      38,150       3.3
                                 ----------     -----  ----------     -----  ----------     -----
           Total Electronics        193,910      30.3     175,105      28.4     230,234      19.9
     Other                              772       0.1        --        --            --      --
                                 ----------     -----  ----------     -----  ----------     -----
           Total                 $  639,082     100.0% $  616,695     100.0% $1,159,537     100.0%
                                 ==========     =====  ==========     =====  ==========     =====



Fiscal 1998 Compared to Fiscal 1999

Consolidated Results

     Net sales for fiscal 1999 were $1,159,537, an 88% increase from net sales of $616,595 in fiscal 1998. Wireless Group sales were $929,303 in fiscal year 1999, a 110% increase from sales of $441,590 in fiscal 1998. Unit sales of wireless handsets increased 83.2% to approximately 6,067,000 units in fiscal 1999 from 3,311,000 units in fiscal 1998. The average selling price of the Company's handsets increased to $140 per unit in fiscal 1999 from $114 per unit in fiscal 1998.

     Electronics Group sales were $230,234 in fiscal 1999, a 31% increase from sales of $175,105 in fiscal 1998. This increase was largely due to increased sales in the mobile video and consumer electronics product lines. Sales by the Company's international subsidiaries increased 14.2% in fiscal 1999 to approximately $25,100 as a result of improvements in both the Malaysian and Venezuelan subsidiaries.

     Gross profit margin for fiscal 1999 was 11.6%, compared to 14.4% in fiscal 1998. This decline in profit margin resulted primarily from margin reductions in the Wireless Group attributable to increased sales of digital handsets, which have lower margins than analog handsets, and was also affected by decreases in Latin American sales and margins. Gross profit increased 52.1% to $134,628 in fiscal 1999, versus $88,541 in fiscal 1998.

     Operating expenses were $96,391 in fiscal 1999, compared to $83,670 in fiscal 1998. As a percentage of net sales, operating expenses decreased to 8.3% in fiscal 1999 from 13.6% in fiscal 1998. Operating income for fiscal 1999 was $38,237, an increase of $33,366 from fiscal 1998.

     Net income for fiscal 1999 was $27,246, an increase of 817% from net income of $2,972 in fiscal 1998. Earnings per share were $1.43, basic, and $1.39, diluted, in fiscal 1999 compared to $0.16, basic and diluted, in fiscal 1998.

Wireless Results

     The following table sets forth for the fiscal years indicated certain statements of income (loss) data for the Wireless Group expressed as a percentage of net sales:

                                      1998                 1999
                                      ------               -----
Net sales:
     Wireless products        $ 402,606     91.1%    $ 886,509     95.4%
     Activation commissions      22,785      5.1        25,873      2.8
     Residual fees                4,452      1.0         3,674      0.4
     Other                       11,747      2.7        13,247      1.4
                              ---------    -----     ---------    -----
         Total net sales        441,590    100.0       929,303    100.0
Gross profit                     52,270     11.8        87,807      9.5
Total operating expenses         48,257     10.9        49,888      5.4
                              ---------    -----     ---------    -----
Operating income                  4,013     0.9        37,919      4.1
Other expense                    (5,799)    (1.3)       (6,664)    (0.7)
                              ---------    -----     ---------    -----
Pre-tax income (loss)         $  (1,786)    (0.4)%   $  31,255      3.4%
                              =========    =====     =========    =====

     The Wireless Group is composed of ACC and Quintex, both subsidiaries of the Company. Since principally all of the net sales of Quintex are wireless in nature, all operating results of Quintex are being included in the discussion of the Wireless Group's product line.

     Net sales were $929,303 in fiscal 1999, an increase of $487,713, or 110%, from fiscal 1998. Unit sales of wireless handsets increased by 2,756,000 units in fiscal 1999, or 83.2%, to approximately 6,067,000 from 3,311,000 in fiscal 1998. This increase was attributable to sales of portable, digital products. The addition of four new suppliers also provided a variety of new digital, wireless producst that contribute to the sales increase. The average selling price of handsets increased to $140 per unit in fiscal 1999 from $114 per unit in fiscal 1998. The number of new wireless subscriptions processed by Quintex increased 21.7% in fiscal 1999, with a corresponding increase in activation commissions of approximately $3,088 in fiscal 1999. The average commission received by Quintex per activation decreased by approximately 6.7% in fiscal 1999 from fiscal 1998. Unit gross profit margins increased to 7.8% in fiscal 1999 from 7.3% in fiscal 1998, reflecting increased selling prices, which were partially offset by a corresponding increase of 22.7% in average unit cost. During fiscal 1998, the Company recorded a $6,600 charge to adjust the carrying value of certain cellular inventories, partially offset by a $1,000 credit from a supplier.

This charge was the result of a software problem in certain analog cellular phones, as well as a continuing decrease in the selling prices of analog telephones due to pressure from the presence of digital handsets in the market. While the analog handset market is still quite large, the Wireless Group may experience lower gross profits in the future due to the price sensitivity of this market.

     Operating expenses increased to $49,888 in fiscal 1999 from $48,257 in fiscal 1998. As a percentage of net sales, however, operating expenses decreased to 5.4% during fiscal 1999 compared to 10.9% in fiscal 1998. Selling expenses decreased to $22,784 in fiscal 1999 from $24,201 in fiscal 1998, primarily in divisional marketing and advertising, partially offset by increases in travel expenses. General and administrative expenses increased to $18,059 in fiscal 1999 from $15,904 in fiscal 1998, primarily due to temporary personnel, insurance expense and provisions for doubtful accounts. Warehousing, assembly and repair expenses increased to $9,045 in fiscal 1999 from $8,150 in fiscal 1998, primarily due to direct labor expenses. Pre-tax income for fiscal 1999 was $31,255, an increase of $33,041 from fiscal 1998.

     Management believes that the wireless industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future.

Electronics Results

     The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:

                                   1998                     1999
                                   ----                    ------
Net sales:
     Sound                  $  78,338        44.8%  $  78,713        34.2%
     Mobile electronics        84,973        48.5     113,371        49.2
     Consumer electronics      11,794         6.7      38,150        16.6
                            ---------      ------   ---------      ------
        Total net sales       175,105       100.0     230,234       100.0
Gross profit                   36,433        20.8      46,819        20.3
Total operating expenses       27,126        15.5      32,977        14.3
                            ---------      ------   ---------      ------
Operating income                9,307         5.3      13,842         6.0
Other expense                  (3,370)       (1.9)     (2,546)       (1.1)
                            ---------      ------   ---------      ------
Pre-tax income              $   5,937         3.4%  $  11,296         4.9%
                            =========      ======   =========      ======

     Net sales were $230,234 in fiscal 1999, a 31.5% increase from net sales of $175,105 in fiscal 1998. All product categories experienced an increase in sales, particularly in the mobile and consumer electronics product lines. Sales of mobile video, in the mobile electronics category, increased over 400% in fiscal 1999 to approximately $52 million from $10 million in fiscal 1998. Consumer electronics increased over 200% to $38,150 in fiscal 1999 from $11,794 in fiscal 1998. These increases were partially offset by decreases in Prestige audio and SPS sound lines.

     Operating expenses were $32,977 in fiscal 1999, a 21.6% increase from operating expenses of $27,126 in fiscal 1998. Selling expenses increased during fiscal 1999, primarily in salaries, commissions and divisional marketing. These increases were partially offset by decreases in advertising. General and administrative expenses increased from fiscal 1998, mostly in salaries, provision for doubtful accounts and temporary personnel. Warehousing and assembly expenses increased to $5,991 in fiscal 1999 from $4,434 in fiscal 1998, primarily due to tooling expenses, warehousing and direct labor. Pre-tax income for fiscal 1999 was $11,296, an increase of $5,359 from fiscal 1998.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Other Income and Expense

     Interest expense and bank charges decreased $57 during fiscal 1999 from fiscal 1998.

     Management fees and equity in income from joint venture investments increased by approximately $3,150 for fiscal 1999 compared to fiscal 1998 as detailed in the following table:

                                              1998                        1999
                        -----------------------------------   -----------------------------------------------
                                               (Dollars in thousands)

                                          Equity                           Equity
                            Management    Income              Management   Income
                               Fees       (Loss)     Total       Fees      (Loss)    Total
                            --------     -------    -------    -------    -------    -------
Bliss-tel                         --     $   (13)   $   (13)      --     $   (55)   $   (55)
ASA                               --       1,860      1,860       --       3,506      3,506
TALK                              --        (509)      (509)      --       1,121      1,121
G.L.M                         $      7      --            7       --        --         --
Pacific                           --        (337)      (337)      --        --         --
Posse                               29        70         99    $    30        30         60
Quintex West                      --        --         --         --        (375)      (375)
                              --------   -------    -------    -------   -------    -------

                              $     36   $ 1,071    $ 1,107    $    30   $ 4,227    $ 4,257
                              ========   =======    =======    =======   =======    =======


     During 1998, the Company purchased 400,000 Japanese yen (approximately $3,132) of Shintom debentures and exercised its option to convert the Shintom debentures into shares of Shintom common stock. These shares are included in the Company's available-for-sale marketable securities at November 30, 1998. During the fourth quarter of 1999, the Company recorded an other-than-temporary decline in market value of its Shintom common stock in the amount of $1,953 and a related deferred tax recovery of $761. The write-down has been recorded as a component of other expense in the consolidated statements of income.

     During 1998, the Company purchased an additional 1,400,000 Japanese yen (approximately $9,586) of Shintom Debentures and exercised its option to convert 737,212 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock yielding net proceeds of $5,830 and a gain of $787.

     During 1999, the Company purchased an additional 3,100,000 Japanese yen (approximately $27,467) of Shintom Debentures and exercised its option to convert 2,882,788 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock yielding net proceeds of $27,916 and a gain of $3,501. As of November 30, 1999, the remaining debentures of 1,125,024 Japanese yen are included in the Company's available-for-sale marketable securities.

     As of December 1999, the Company completed the liquidation of Audiovox Pacific Pty. Ltd.


Provision for Income Taxes

     Income taxes are provided for at a blended federal and state rate of 40% for profits from normal business operations. During fiscal 1999, the Company implemented various tax strategies which have resulted in lowering the effective tax rate.

Fiscal 1997 Compared to Fiscal 1998

Consolidated Results

     Net sales were $616,695 for 1998, a decrease of $22,387, or 3.5%, over 1997. The decrease in net sales was accompanied by a corresponding decrease in gross profit margins to 14.4% from 16.7% in 1997. Operating expenses decreased to $83,670 from $87,067, a 3.9% decrease. Operating income for 1998 was $4,871, a decrease of $14,824, or 75.3%, compared to 1997. During 1997, the Company sold 1,835,000 shares of its holdings of CellStar for a net gain of $23,232. Also during 1997, the Company exchanged $21,479 of its subordinated convertible debentures for 2,860,925 shares of Class A common stock. Costs associated with this exchange were $12,844, including income taxes.

Wireless Group Results

     Net sales in 1998 were $441,590, a decrease of $2,810, or 0.6%, from 1997. Unit sales of wireless handsets increased 354,000 units, or 12.0%, over 1997. Average unit selling prices decreased approximately 6.9%. The number of new wireless subscriptions processed by Quintex decreased 22.8%, with a corresponding decrease in activation commissions of approximately $8,276. Part of the decrease was due to the closing of some retail locations. The average commission received by Quintex per activation also decreased by approximately 4.9% from 1997. Unit gross profit margins decreased to 7.3% from 11.1% in 1997, primarily due to reduced selling prices, which were partially offset by a corresponding decrease of 3.0% in average unit cost. In addition, the Company recorded a $6.6 million charge to adjust the carrying value of certain wireless inventories, partially offset by a $1.0 million credit from a supplier. This charge was the result of a software problem in a line of analog handsets, as well as a continuing decrease in the selling prices of analog handsets due to pressure from the growing presence of digital handsets in the market. While the analog market is still sizable, the Wireless Group may experience lower gross profits in the future due to the price sensitivity of this market place. Operating expenses decreased to $48,257 from $49,582. As a percentage of net sales, operating expenses decreased to 10.9% during 1998 compared to 11.2% in 1997. Selling expenses decreased $1,763 from 1997, primarily in commissions, salesmen salaries, payroll taxes and benefits, partially offset by increases in market development funds and co-operative advertising. General and administrative expenses increased over 1997 by $632, primarily in occupancy costs and temporary personnel. Warehousing and assembly expenses decreased over 1997 by $194, primarily in tooling and direct labor. Pre-tax loss for 1998 was $1,786, a decrease of $13,368 compared to 1997.

     The net sales and percentage of net sales of the Wireless Group are reflected in the following table:

                                     1997                    1998
                              ------------------     ------------------
                                          (Dollars in thousands)
Net sales:
     Wireless product         $ 396,510     89.2%    $ 402,606     91.1%
     Activation commissions      31,061      7.0        22,785      5.1
     Residual fees                4,688      1.1         4,452      1.0
     Other                       12,141      2.7        11,747      2.7
                              ---------    -----     ---------    -----
         Total net sales        444,400    100.0       441,590    100.0
Gross profit                     66,117     14.9        52,270     11.8
Total operating expenses         49,582     11.2        48,257     10.9
                              ---------    -----     ---------    -----
Operating income                 16,535      3.7         4,013      0.9
Other expense                    (4,953)    (1.1)       (5,799)    (1.3)
                              ---------    -----     ---------    -----
Pre-tax income (loss)         $  11,582      2.6%    $  (1,786)    (0.4)%
                              =========    =====     =========    =====


Electronics Group Results

     Net sales in 1998 were $175,105, a decrease of approximately $18,805, or 9.7% from 1997. This decrease was primarily from a $21.3 million decrease in net sales in our foreign subsidiaries, primarily Malaysia, composed chiefly of security and accessory products. Domestic operation sales of autosound, mobile and consumer electronics products increased approximately $4.7 million, or 3.7%, from 1997. The main components of this increase were our mobile video and consumer products categories. The domestic operations sales grew by $7.3 million, or 5.9%, before the Heavy Duty Sound division was transferred to one of our equity investments during 1997.

     Operating expenses decreased 3.1% from 1997 to $27,126, primarily in our international operations. This was partially offset by an increase in domestic operating expenses. Selling expenses decreased during 1998, primarily in commissions and salaries in our foreign companies and market development funds and co-operative advertising in our domestic operations. This was partially offset by increases in domestic commissions and trade show expenses. General and administrative expenses decreased from 1997, mostly in foreign office expenses, bad debt expense and executive salaries, both domestic and foreign. These decreases were partially offset by increases in office salaries, domestically, and professional fees, both domestic and foreign. Warehousing and assembly expenses increased from 1997, primarily in field warehousing and direct labor. Pre-tax income decreased $2,065 from in 1997, primarily due to a decrease of $2.6 million from foreign operations, partially offset by an increase in pre-tax income from domestic operations.

     The net sales and percentage of net sales of the Electronics Group are reflected in the following table:

                                    1997                   1998
                            ------------------     ------------------
                                        (Dollars in thousands)
Net sales:
     Sound                  $  91,763     47.3%    $  78,338     44.8%
     Mobile electronics        97,446     50.3        84,973     48.5
     Consumer electronics       4,701      2.4        11,794      6.7
                            ---------    -----     ---------    -----
        Total net sales       193,910    100.0       175,105    100.0
Gross profit                   40,326     20.8        36,433     20.8
Total operating expenses       27,989     14.4        27,126     15.5
                            ---------    -----     ---------    -----
Operating income               12,337      6.4         9,307      5.3
Other expense                  (4,335)    (2.2)       (3,370)    (1.9)
                            ---------    -----     ---------    -----
Pre-tax income              $   8,002      4.1%    $   5,937      3.4%
                            =========    =====     =========    =====


Other Income and Expense

     Interest expense and bank charges increased $2,227 during 1998 from 1997. This increase was primarily due to an increase in average outstanding interest bearing debt. Another major factor was the increase in interest rates experienced by our subsidiary in Venezuela. The increase in the rates, coupled with the additional outstanding debt as a result of the growth of that operation, resulted in an increase in Venezuelan interest expense of $975.

     Management fees and equity in income from joint venture investments decreased by approximately $361 for 1998 compared to 1997 as detailed in the following table:

                                   1997                        1998
                    -------------------------------   ----------------------------
                                           (Dollars in thousands)

                                 Equity                         Equity
                    Management   Income              Management  Income
                       Fees      (Loss)     Total       Fees    (Loss)      Total
                      -------   -------    -------    -------   -------    -------

Bliss-tel                --        --         --         --     $   (13)   $   (13)
ASA                      --     $ 1,857    $ 1,857       --       1,860      1,860
TALK                     --        --         --         --        (509)      (509)
G.L.M                 $    12      --           12    $     7      --            7
Pacific                  --        (685)      (685)      --        (337)      (337)
Posse                      97       187        284         29        70         99
                      -------   -------    -------    -------   -------    -------
                      $   109   $ 1,359    $ 1,468    $    36   $ 1,071    $ 1,107
                      =======   =======    =======    =======   =======    =======

     During 1997, the Company sold a total of 1,835,000 shares of CellStar for net proceeds of $45,937 and a net gain of $23,232.

     During 1998, the Company purchased 400,000 Japanese Yen (approximately $3,132) of Shintom Debentures. The Company exercised its option to convert the Shintom Debentures into shares of Shintom common stock. These shares are included in the Company's available-for-sale marketable securities at November 30, 1998. During the fourth quarter of 1999, the Company recorded an other-than-temporary decline in market value of its Shintom common stock in the amount of $1,953. The write-down has been recorded as a component of other expense in the consolidated statements of income. In connection with the write-down, the Company also recorded a deferred tax recovery in the amount of $761 in the accompanying consolidated statements of income.

     During 1998, the Company purchased an additional 1,400,000 Japanese yen (approximately $9,586) of Shintom Debentures. The Company exercised its option to convert 737,212 Japanese yen of Shintom Debentures into shares of Shintom common stock. The Company sold the Shintom common stock yielding net proceeds of $5,830 and a gain of $787.

     During January 1997, the Company completed an exchange of $21,479 of its subordinated debentures for 2,860,925 shares of Class A common stock. As a result of this exchange, the Company recorded a charge of $12,686. The charge to earnings represents (1) the difference in the fair market value of the shares issued in the exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature plus (2) a write-off of the debt issuance costs associated with the subordinated debentures plus (3) expenses associated with the exchange offer. The exchange resulted in taxable income due to the difference in the face value of the bonds converted and the fair market value of the shares issued and, as such, a current tax expense of $158 was recorded. An increase in paid in capital was reflected for the face value of the bonds converted, plus the difference in the fair market value of the shares issued in the exchange and the fair market value of the shares that would have been issued under the terms of the original conversion feature for a total of $33,592.

Provision for Income Taxes

     Income taxes are provided for at a blended federal and state rate of 40% for profits from normal business operations. During 1998, the Company recorded $350 of tax benefit as a result of certain tax examinations. In addition, the Company implemented various tax strategies, which have resulted in lowering the effective tax rate. During 1997, the Company had several non-operating events which had tax provisions calculated at specific rates, determined by the nature of the transaction.

Liquidity and Capital Resources

         The Company's cash position at November 30, 1999 was approximately $3,871 below the November 30, 1998 level. Operating activities used approximately $95,616, primarily from increases in accounts receivable and inventory partially offset by an increase in accounts payable. Even though accounts receivable and inventory have increased, days on hand have decreased approximately 4% for both accounts receivable and inventory. Investing activities used approximately $1,124, primarily from the purchase of investment securities and the purchase of property, plant and equipment, partially offset by the proceeds from the sale of investment securities. Financing activities provided approximately $92,884, primarily from net borrowings under line of credit agreements.

     On July 28, 1999, the Company amended and restated its credit agreement with a group of lenders led by The Chase Manhattan Bank, as administrative agent. The amended and restated credit agreement increased the Company's maximum borrowings available from $112,500 to $200,000. Effective December 20, 1999, the Company amended the credit agreement to increase its maximum borrowings to $250,000. The amended and restated credit agreement contains covenants requiring, among other things, minimum quarterly and annual levels of pre-tax income and net worth. Under the amended and restated credit agreement:

               o the Company may not incur a pre-tax loss in excess of $1,000 for any fiscal quarter and may not incur a consolidated pre-tax loss in any two consecutive fiscal quarters;

               o the Company may not permit consolidated pre-tax income for the period of two consecutive fiscal quarters ending on May 31, 2000, May 31, 2001, May 31, 2002, May 31, 2003 or May
                    31, 2004 to be less than $1,5000; or ending on November 30, 1999, November 30, 2000, November 30, 2001, November 30, 2002 or November 30, 2003 to be less than $2,500;

               o the Company may not permit a consolidated pre-tax income for any fiscal year ending on or after November 30, 1999 to be less than $4,000;

               o the Company must maintain a net worth base amount of $175,000, plus 50% of consolidated net income for each fiscal year ending on or after November 30, 1999; and

               o the Company must, at all times, maintain a debt to net worth ratio of not more than 1.75 to 1.

     The amended and restated credit agreement also contains restrictions and limitations on, among other items, the Company's ability to pay dividends, repurchase stock and make capital expenditures or acquisitions.

     Borrowings under the credit facility bear interest, payable monthly, based on the annual interest rate publicly announced by The Chase Manhattan Bank as its prime rate in effect at its principal office in New York plus the applicable margin, which is based on the consolidated pre-tax income for four consecutive quarters. The applicable margin presently in effect is 0%. This margin will increase to .25% if consolidated pre-tax income for four consecutive quarters falls below $4,000. The Company may also borrow on a LIBOR basis plus the applicable margin. At present, the margin above LIBOR is 1.50%, which will be reduced to 1.25% on February 28, 2000. This margin will increase to 1.50% if the Company's consolidated pre-tax income for four consecutive quarters is equal to or greater than $10,000 but less than $15,000, and to 1.75% if its consolidated pre-tax income for four consecutive quarters is less than $10,000. The margin will be 1.25% if consolidated pre-tax income for four consecutive quarters is equal to or greater than $15,000.

     The Company's ability to borrow under its credit facility is conditioned on a formula that takes into account the amount and quality of its accounts receivable and inventory. The Company's obligations under the credit agreement are guaranteed by its subsidiaries and are secured by its accounts receivable. The amended and restated credit agreement expires on July 28, 2004.

     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs for the reasonable foreseeable future.

     The Company also has revolving credit facilities in Malaysia to finance additional working capital needs. As of November 30, 1999, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $8,158. The Malaysian credit facilities are partially secured by the Company under one standby letter of credit totaling $1,300 and two standby letters of credit totaling $5,320 and are payable upon demand or upon expiration of the standby letters of credit on January 15, 2000 and August 31, 2000, respectively. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd.

Impact of Inflation and Currency Fluctuation

     Inflation has not had a significant impact on the Company's financial position or operating results. To the extent that the Company expands its operations into Latin America and the Pacific Rim, the effects of inflation and currency fluctuations in those areas could have growing significance to its financial condition and results of operations. Fluctuations in the foreign exchange rates in Pacific Rim countries have not had a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     While the prices that the Company pays for the products purchased from its suppliers are principally denominated in United States dollars, price negotiations depend in part on the relationship between the foreign currency of the foreign manufacturers and the United States dollar. This relationship is dependent upon, among other things, market, trade and political factors.

Seasonality

     The Company typically experiences some seasonality in its operations. The Company generally experiences a substantial amount of its sales during September, October and November. December is also a key month for the Company due to increased demand for its products during the holiday season. This increase results from increased promotional and advertising activities from the Company's customers to end-users.

Year 2000 Date Compliance

     The Company is not aware of any year 2000 issues that have affected its business. In preparation for the year 2000, the Company incurred internal staff costs as well as consulting and other expenses. Year 2000 expenses totaled less than $1 million. These expenses were not significant because, during 1996, the Company replaced or updated a significant portion of its computer systems, both hardware and software, with year 2000 compliant systems.

     It is possible that the Company's computerized systems could be affected in the future by the year 2000 issue. The Company has numerous computerized interfaces with third parties that are possibly vulnerable to failure if those third parties have not adequately addressed their year 2000 issues. System failures resulting from these issues could cause significant disruption to the Company's operations.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Statement 137 amends Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Statement 137 defers the effective date of Statement 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management of the Company has not yet determined the impact, if any, that the implementation of Statement 133 will have on its financial position, results of operations or liquidity.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

     Marketable securities at November 30, 1999, which are recorded at fair value of $30,401 and include net unrealized gains of $15,981, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $3,040 as of November 30, 1999. Actual results may differ.

Interest Rate Risk

     The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

     The change in fair value of the Company's long-term debt resulting from a hypothetical 10% decrease in interest rates as of November 30, 1999 is not material.

Foreign Exchange Risk

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. The potential loss in fair value for such net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of November 30, 1999 is not material.

     In addition, the Company holds debt denominated in Japanese yen and recognizes foreign currency translation adjustments in net income to the extent the adjustment is greater than the adjustment from the translation of the Company's investment in its TALK joint venture. The potential loss resulting from a hypothetical 10% adverse change in the quoted Japanese yen rate as of November 30, 1999 is approximately $431. Actual results may differ.

     The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 1999, the Company had translation exposure to various foreign currencies with the most significant being the Malaysian ringgit, Thailand baht and Canadian dollar. The Company also has a Venezuelan subsidiary in which translation adjustments are included in net income. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 1999, amounts to $816. Actual results may differ.

     Certain of the Company's investments in marketable securities are subject to risk from changes in the Japanese yen rate. A portion of these investments are hedged with a yen denominated loan. As of November 30, 1999, the amount of loss in fair value resulting from a hypothetical 10% adverse change in the Japanese yen rate, for the investments that are not hedged, approximates $118. Actual results may differ.

Item 8 - Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements of the Company as of November 30, 1998 and 1999 and for each of the years in the three-year period ended November 30, 1999, together with the independent auditors' report thereon of KPMG LLP, independent auditors, are filed under this Item 8.

     Selected unaudited, quarterly financial data of the Company for the years ended November 30, 1998 and 1999 appears below:

                                                                              QUARTER ENDED
                                                          ----------------------------------------------------
                                                          Feb. 28    May 31         Aug. 31     Nov. 30
                                                          -------    ------         -------     -------

1998

Net sales                                                 $120,974    132,411        154,501    208,809
Gross profit                                                22,259     14,044         24,878     27,360
Operating expenses                                          19,724     22,001         20,950     20,995
Income (loss) before provision for (recovery of) income
  taxes                                                      2,236     (8,720)         4,201      6,084
Provision for (recovery of) income taxes                       597     (4,025)         1,620      2,637
Net income (loss)                                            1,639     (4,695)         2,581      3,447
Net income (loss) per common share (basic)                    0.09      (0.24)          0.14       0.18
Net income (loss) per common share (diluted)                  0.09      (0.24)          0.14       0.18

                                                                                                   1999

Net sales                                                  210,266    242,069        296,732    410,470
Gross profit                                                26,220     28,721         35,279     44,408
Operating expenses                                          21,018     23,501         23,764     28,108
Income before provision for income taxes                     5,087     10,680         10,415     16,541
Provision for income taxes                                   2,105      4,226          3,986      5,160
Net income                                                   2,982      6,454          6,429     11,381
Net income per common share (basic)                           0.16       0.34           0.34       0.59
Net income per common share (diluted)                         0.16       0.34           0.32       0.56

                          Independent Auditors' Report

The Board of Directors and Stockholders
Audiovox Corporation:

We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended November 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1999, in conformity with generally accepted accounting principles.

                                                     s/KPMG LLP
                                                     ----------
                                                     KPMG  LLP

Melville, New York
January 13, 2000

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           November 30, 1998 and 1999

                        (In thousands, except share data)

                                                                                    1998           1999
                                                                                   ---------    ---------
Assets
Current assets:
   Cash                                                                            $   9,398    $   5,527
   Accounts receivable, net                                                          131,120      237,272
   Inventory, net                                                                     72,432      136,554
   Receivable from vendor                                                                956        9,327
   Prepaid expenses and other current assets                                           6,502        7,940
   Deferred income taxes, net                                                          6,088        7,675
                                                                                   ---------    ---------
      Total current assets                                                           226,496      404,295
Investment securities                                                                 17,089       30,401
Equity investments                                                                    10,387       13,517
Property, plant and equipment, net                                                    17,828       19,629
Excess cost over fair value of assets acquired and other intangible assets, net        6,052        5,661
Other assets                                                                           1,827        1,580
                                                                                   ---------    ---------
                                                                                   $ 279,679    $ 475,083
                                                                                   =========    =========
Liabilities and Stockholders' Equity
Current liabilities:

   Accounts payable                                                                $  34,063    $  76,382
   Accrued expenses and other current liabilities                                     15,376       29,068
   Income taxes payable                                                                5,210        8,777
   Bank obligations                                                                    7,327       15,993
   Documentary acceptances                                                             3,911        1,994
                                                                                   ---------    ---------
      Total current liabilities                                                       65,887      132,214
Bank obligations                                                                      17,500      102,007
Deferred income taxes, net                                                             3,595        8,580
Long-term debt                                                                         6,331        5,932
Capital lease obligation                                                               6,298        6,279
                                                                                   ---------    ---------
      Total liabilities                                                               99,611      255,012
                                                                                   ---------    ---------
Minority interest                                                                      2,348        3,327
                                                                                   ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                   2,500        2,500
   Common stock:
      Class A; 30,000,000 authorized;  17,258,573 and 17,827,946 issued 1998 and
         1999, respectively; 16,760,518 and 17,206,909 outstanding 1998

         and 1999, respectively                                                          173          179
      Class B convertible; 10,000,000 authorized; 2,260,954 issued and
         outstanding                                                                      22           22
   Paid-in capital                                                                   143,339      149,278
   Retained earnings                                                                  35,896       63,142
   Accumulated other comprehensive income (loss)                                      (1,550)       5,165
   Gain on hedge of available-for-sale securities, net                                   929          929
   Treasury stock, at cost, 498,055 and 621,037 Class A common stock 1998
      and 1999, respectively                                                          (3,589)      (4,471)
                                                                                   ---------    ---------
      Total stockholders' equity                                                     177,720      216,744
                                                                                   ---------    ---------
Commitments and contingencies

      Total liabilities and stockholders' equity                                   $ 279,679    $ 475,083
                                                                                   =========    =========



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                  Years Ended November 30, 1997, 1998 and 1999

                      (In thousands, except per share data)


                                                          1997            1998           1999
                                                        -----------    -----------    -----------
Net sales                                               $   639,082    $   616,695    $ 1,159,537

Cost of sales (including an inventory write-down to
   market in 1998 of $6,600)                                532,320        528,154      1,024,909
                                                        -----------    -----------    -----------

Gross profit                                                106,762         88,541        134,628
                                                        -----------    -----------    -----------

Operating expenses:
   Selling                                                   38,044         35,196         36,606
   General and administrative                                37,000         35,890         44,748
   Warehousing, assembly and repair                          12,023         12,584         15,037
                                                        -----------    -----------    -----------
      Total operating expenses                               87,067         83,670         96,391
                                                        -----------    -----------    -----------

Operating income                                             19,695          4,871         38,237
                                                        -----------    -----------    -----------

Other income (expense):
   Debt conversion expense                                  (12,686)          --             --
   Interest and bank charges                                 (2,542)        (4,769)        (4,712)
   Equity in income of equity investments, management
      fees and related income, net                            1,468          1,107          4,257
   Gain on sale of investments                               37,471            787          3,501
   Gain on issuance of subsidiary shares                       --             --            3,800
   Other, net                                                    36          1,805         (2,360)
                                                        -----------    -----------    -----------
      Total other income (expense)                           23,747         (1,070)         4,486
                                                        -----------    -----------    -----------

Income before provision for income taxes                     43,442          3,801         42,723

Provision for income taxes                                   22,420            829         15,477
                                                        -----------    -----------    -----------

Net income                                              $    21,022    $     2,972    $    27,246
                                                        ===========    ===========    ===========

Net income per common share (basic)                     $      1.11    $      0.16    $      1.43
                                                        ===========    ===========    ===========

Net income per common share (diluted)                   $      1.09    $      0.16    $      1.39
                                                        ===========    ===========    ===========












See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Years Ended November 30, 1997, 1998 and 1999

                        (In thousands, except share data)


                                                                             Accum-
                                                                              ulated
                                                                             Other               Gain on
                                                                            Compre-  Unrealized  Hedge of            Total
                                                       Unearned             hensive  Gain on     Available           Stock-
                            Preferred Common    Paid-In  Compen    Retained  Income   Equity      for Sale  Treasuryholders'
                              Stock    Stock    Capital -sation    Earnings  (Loss)   Collar     Securities  Stock  Equity
                             -------- -------   ----------------   -------- -------- --------    --------   --------  --------
Balances at
  November 30, 1996             2,500     163    107,958    (125)    11,902    9,101     --          --         --     131,499
Comprehensive income:
  Net income                     --      --         --      --       21,022     --       --          --         --      21,022
  Other comprehensive
    income (loss),
   net of tax:
   Foreign currency
     translation
     adjustment                  --      --         --      --         --     (2,252)    --          --         --      (2,252)
   Unrealized gain on
     marketable
     securities, net of tax
     effect of       --
     $  1,174                    --     --          --      --         --       1,917     --          --         --      1,917
                                                                                                                      --------
   Other comprehensive
     income (loss)                                                                                      (335)
                                                                                                                      --------
Comprehensive income                                                                                                    20,687
Compensation expense             --      --          118      17       --       --       --          --         --         135
Options and non-performance
  restricted
  stock forfeitures due to
  employee
  terminations                   --      --          (23      23       --       --       --          --         --        --
Issuance of 352,194 shares
  of common
  stock                          --         3      3,489    --         --       --       --          --         --       3,492
Conversion of debentures int
  2,860,925
  shares                         --        29     33,592    --         --       --       --          --         --      33,621
Issuance of warrants             --      --          106    --         --       --       --          --         --         106
Acquisition of 290,000 commo
 shares                          --      --         --      --         --       --       --          --       (2,421)   (2,421)
Unrealized gain on equity
   collar, net
  of tax effect of $473          --      --         --      --         --       --        773        --         --         773
                             -------- -------   ----------------   -------- -------- --------    --------   --------  --------
Balances at
  November 30, 1997             2,500     195    145,240     (85)    32,924    8,766      773        --       (2,421)  187,892
Comprehensive income:
  Net income                     --      --         --      --        2,972     --       --          --         --       2,972
  Other comprehensive
   income (loss),
   net of tax:
   Foreign currency
     translation
     adjustment                  --      --         --      --         --     (2,276)    --          --         --      (2,276)
   Unrealized loss on
     marketable
     securities, net of
     tax effect of
     $  4,928                    --     --          --      --         --     (8,040)    --          --         --      (8,040)
                                                                                                                      --------
   Other comprehensive
      income (loss)                                                                                   (10,316)
                                                                                                                      --------
Comprehensive
   income (loss)                                                                                             (7,344)
                                                                                                                      --------
Compensation expense
  (income)                       --      --          (23      76       --       --       --          --         --          53
Options and non-performance
  restricted
  stock forfeitures due
  to employee
  terminations                   --      --           (9       9       --       --       --          --         --        --
Purchase of warrants             --      --       (1,869)   --         --       --       --          --         --      (1,869)
Acquisition of 208,055
  common shares                  --      --         --      --         --       --       --          --       (1,168)   (1,168)
Sale of equity collar, net
   of tax
  effect of $1,043               --      --         --      --         --       --       (773)        929       --         156
                             -------- -------   ----------------   -------- -------- --------    --------   --------  --------
Balances at
  November 30, 1998             2,500     195    143,339    --        35,896 (1,550)    --           929     (3,589)  177,720


See accompanying notes to consolidated financial statements.

                     AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Years Ended November 30, 1997, 1998 and 1999

                        (In thousands, except share data)

                                                                                Accum-
                                                                                ulated
                                                                                Other               Gain on
                                                                                Compre-  Unrealized  Hedge of                Total
                                                            Unearned            hensive  Gain on     Available               Stock-
                                 Preferred Common  Paid-In    Compen   Retained  Income   Equity      for Sale  Treasury    holders'
                                   Stock    Stock  Capital   -sation   Earnings  (Loss)   Collar     Securities  Stock      Equity
                                  ---------------- --------  --------  -------- -------- --------    --------   --------    --------

Comprehensive income:
  Net income                           -       -        -        -     27,246          -        -       -          -      27,246
  Other comprehensive
    income, net of
   tax:
   Foreign currency
     translation
     adjustment                        -       -        -        -         -         940        -       -          -         940
   Unrealized gain on
      marketable
     securities, net of
     tax effect
     of $3,540                         -       -        -        -         -       5,775        -       -          -       5,775
                                                                                                                       ---------
   Other comprehensive
      income                                                                                                              6,715
                                                                                                                       ---------
Comprehensive income                                                                                                      33,961
Compensation expense (income)          -       -       158       -         -           -        -       -          -         158
Exercise of stock options
    into 364,550
  shares of common stock
  and issuance                         -
  of 39,305 shares under the
   Restriceted
  Stock Plan                                   4     2,775       -         -           -        -       -          -       2,779
Tax benefit of stock options
 exercised                              -             1,101       -         -           -        -       -          -       1,101
Conversion of debentures into
   70,565
  shares                               -       1     1,248       -         -           -        -       -          -       1,249
Issuance of warrants                   -       1       662       -         -           -        -       -          -         663
Purchase of warrants                   -       -        (5)      -         -           -        -       -          -         (5)
Acquisition of 122,982
  common shares                         -       -         -       -         -           -        -       -       (882)       (882)
                                    -----   ----   -------  ------    ------      ------ --------    ----     ------     -------
Balances at                         2,500    201   149,278       -     63,142      5,165        -     929     (4,471)    216,744
                                   =====     ===  ========  ======    =======     ====== ========    ====     ======     =======
  November 30, 1999













See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended November 30, 1997, 1998 and 1999

                                 (In thousands)

                                                                            1997         1998         1999
                                                                         ---------    ---------    ---------
Cash flows from operating activities:

   Net income                                                            $  21,022    $   2,972    $  27,246
   Adjustment to reconcile net income to net cash provided by (used
      in)  operating activities:
      Debt conversion expense                                               12,386         --           --
      Depreciation and amortization                                          1,903        2,471        3,288
      Provision for bad debt expense                                         1,300          581        3,255
      Equity in income of equity investments                                (1,468)      (1,107)      (4,257)
      Minority interest                                                      1,623         (320)        (220)
      Gain on sale of investments                                          (37,471)        (787)      (3,501)
      Gain on issuance of subsidiary shares                                   --           --         (3,800)
      Other-than-temporary decline in market value of investment
        security                                                              --           --          1,953
      Deferred income tax benefit, net                                      (3,123)        (902)        (565)
      Provision for unearned compensation                                      135           53         --
      Expense relating to issuance of warrants                                 106         --           --
      Gain on disposal of property, plant and equipment, net                    (9)        (151)          36
   Changes in:
      Accounts receivable                                                    6,853      (27,940)    (109,889)
      Receivable from vendor                                                  --          4,266       (8,371)
      Inventory                                                            (36,823)      31,705      (64,533)
      Accounts payable, accrued expenses and other current liabilities      (2,855)       9,385       56,615
      Income taxes payable                                                   2,181       (4,034)       4,022
      Prepaid expenses and other, net                                       (2,659)       1,186        3,105
                                                                         ---------    ---------    ---------
        Net cash provided by (used in) operating activities                (36,899)      17,378      (95,616)
                                                                         ---------    ---------    ---------

Cash flows from investing activities:

   Purchases of investment securities                                       (4,706)     (12,719)     (14,151)
   Purchases of property, plant and equipment, net                          (3,986)      (4,932)      (4,822)
   Net proceeds from sale of investment securities                          45,937        5,830       11,201
   Proceeds from sale of equity collar                                        --          1,499         --
   Proceeds from distribution from equity investment                           450        1,125        1,648
   Proceeds from issuance of subsidiary shares                                --           --          5,000
                                                                         ---------    ---------    ---------
        Net cash provided by (used in) investing activities                 37,695       (9,197)      (1,124)
                                                                         ---------    ---------    ---------

Cash flows from financing activities:

   Net borrowings (repayments) under line of credit agreements              (3,765)      (5,047)      93,428
   Net borrowings (repayments) under documentary acceptances                   413           (3)      (1,917)
   Debt issuance costs                                                         (13)        --         (1,175)
   Principal payments on capital lease obligation                             --            (26)         (19)
   Proceeds from issuance of Class A common stock                            2,328         --           --
   Proceeds from exercise of stock options and warrants                       --           --          3,449
   Repurchase of Class A common stock                                       (2,421)      (1,168)        (882)
   Purchase of warrants                                                       --         (1,869)        --
                                                                         ---------    ---------    ---------
        Net cash provided by (used in) financing activities                 (3,458)      (8,113)      92,884
                                                                         ---------    ---------    ---------
Effect of exchange rate changes on cash                                       (243)        (115)         (15)
                                                                         ---------    ---------    ---------
Net decrease in cash                                                        (2,905)         (47)      (3,871)
Cash at beginning of period                                                 12,350        9,445        9,398
                                                                         ---------    ---------    ---------
Cash at end of period                                                    $   9,445    $   9,398    $   5,527
                                                                         =========    =========    =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        November 30, 1997, 1998 and 1999

             (Dollars in thousands, except share and per share data)

(1)      Summary of Significant Accounting Policies

         (a)      Description of Business

                  Audiovox Corporation and its subsidiaries (the Company) design and market a diverse line of products and provide related services throughout the world. These products and services include handsets and accessories for wireless communications, fulfillment services for wireless carriers, automotive entertainment and security products, automotive electronic accessories and consumer electronics.

                  The Company operates in two primary markets:

                  (1) Wireless communications. The Wireless Group markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

                  (2) Mobile and consumer electronics. The Electronics Group sells autosound, mobile electronics and consumer electronics primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufactures (OEMs), independent installers of automotive accessories and the U.S. military.

         (b)      Principles of Consolidation

                  The consolidated financial statements include the financial statements of Audiovox Corporation and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (c)      Cash Equivalents

                  Investments  with original  maturities of three months or less
                  are   considered   cash   equivalents.   There  were  no  cash
                  equivalents at November 30, 1998 or 1999.

               (d) Cash Discounts, Co-operative Advertising Allowances and Market DevelopmentFunds
                    ----------------------------------------------------------

                  The Company accrues for estimated cash discounts, trade and promotional co-operative advertising allowances and market development funds at the time of sale. These discounts and allowances are reflected in the accompanying consolidated financial statements

                                                                     (Continued)
                                       38

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  as a reduction of accounts receivable as they are utilized by customers to reduce their trade indebtedness to the Company.

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

         (f)      Investment Securities

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

                  Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

                  A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

                                                                     (Continued)
                                       39

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (g)      Derivative Financial Instruments

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

                           Gains and losses on the forward exchange contracts that qualify as hedges are reported as a component of the underlying transaction. Foreign currency transactions which have not been hedged are marked-to-market on a current basis with gains and losses recognized through income and reflected in other income (expense). In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated (Note 19(a)(1)).

                  (2)      Equity Collar

                           As of November 30, 1997, the Company had an equity collar for 100,000 of its shares in CellStar Corporation (CellStar) (Note 8). The equity collar was recorded on the balance sheet at fair value with gains and losses on the equity collar reflected as a separate component of stockholders' equity (Note 19(a)(2)). The equity collar acted as a hedging item for the CellStar shares. The investment in the CellStar shares is an available-for-sale security carried at fair market value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss).

                  The Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (Statement 137). Statement 137 amends Statement 133, "Accounting for Derivative Instruments and Hedging Activities", which was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Statement 137 defers the effective date of Statement 133 to all fiscal quarters of fiscal years beginning

                                                                     (Continued)
                                       40

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  after June 15, 2000. Statement 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts and for hedging activities. Management of the Company has not yet determined the impact, if any, that the implementation of Statement 133 will have on its financial position, results of operations or liquidity.

         (h)      Debt Issuance Costs

                  Costs incurred in connection with the restructuring of bank obligations (Note 11(a)) have been capitalized. During 1999, the Company capitalized $1,220 in fees associated with the amendment to the Company's credit agreement. These charges are amortized over the lives of the respective agreements. Amortization expense of these costs amounted to $37 and $160 for the years ended November 30, 1997 and 1999, respectively. During 1997, the Company wrote-off $245 of debt issuance costs (Note 12). There was no amortization of debt issuance costs for the year ended November 30, 1998.

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

         (j)      Intangible Assets

                  Intangible assets consist of patents, trademarks, non-competition agreements and the excess cost over fair value of assets acquired for subsidiary companies and equity investments. Excess cost over fair value of assets acquired is being amortized, on a straight-line basis, over periods not exceeding twenty years. The costs of other intangible assets are amortized on a straight-line basis over their respective lives.

                  Accumulated amortization approximated $2,148 and $2,583 at November 30, 1998 and 1999, respectively. Amortization of the excess cost over fair value of assets acquired

                                                                     (Continued)
                                       41

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  and other intangible assets amounted to $363, $382 and $429 for the years ended November 30, 1997, 1998 and 1999, respectively.

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

         (k)      Equity Investments

                  The Company has common stock investments which are accounted for by the equity method (Note 10).

         (l)      Cellular Telephone Commissions

                  Under various agency agreements, the Company receives an initial activation commission for obtaining subscribers for cellular telephone services. The agreements may contain provisions for additional commissions based upon usage and length of continued subscription. The agreements also provide for the reduction or elimination of initial activation commissions if subscribers deactivate service within stipulated periods. The Company has provided a liability for estimated cellular deactivations which is reflected in the accompanying consolidated financial statements as a reduction of accounts receivable.

                  The Company recognizes sales revenue for the initial activation, length of service commissions and residual commissions based upon usage on the accrual basis. Such commissions approximated $35,749, $27,237 and $29,547 for the years ended November 30, 1997, 1998 and 1999, respectively. Related commissions paid to outside selling representatives for cellular activations are included in cost of sales in the accompanying consolidated statements of income and amounted to $19,924, $13,877 and $19,884 for the years ended November 30, 1997, 1998 and 1999, respectively.

                                                                     (Continued)
                                       42

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (m)      Advertising

                  The Company expenses the costs of advertising as incurred. During the years ended November 30, 1997, 1998 and 1999, the Company had no direct response advertising.

         (n)      Warranty Expenses

                  Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. At November 30, 1998 and 1999, the liability for future warranty expense amounted to $1,915 and $5,104, respectively.

         (o)      Foreign Currency

                  With the exception of a subsidiary operation in Venezuela, which has been deemed a hyper inflationary economy,, assets and liabilities of those subsidiaries and equity investments located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are accumulated in the cumulative foreign currency translation account in accumulated other comprehensive income. For the operation in Venezuela, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of income.

                  Exchange gains and losses on hedges of foreign net investments and on intercompany balances of a long-term nature are also recorded in the cumulative foreign currency translation adjustment account in accumulated other comprehensive income. Exchange gains and losses on available-for-sale investment securities and the related hedge of such investment securities is recorded in the unrealized gain (loss) on marketable securities in accumulated other comprehensive income. Other foreign currency transaction gains (losses) of $871 and $(1,046) for the years ended November 30, 1998 and 1999, respectively, were included in other income. Other foreign currency gains and losses were not material for the year ended November 30, 1997.

         (p)      Income Taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

                                                                     (Continued)
                                       43

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (q)      Net Income Per Common Share

                  In February 1997, the FASB issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted Statement 128 in fiscal 1998. Earnings per share amounts for all periods presented have been restated to conform to the new presentation.

         (r)      Supplementary Financial Statement Information

                  Advertising expenses approximated $16,981, $15,789 and $15,390 for the years ended November 30, 1997, 1998 and 1999, respectively.

                  Interest income of approximately $1,525, $896 and $943 for the years ended November 30, 1997, 1998 and 1999, respectively, is included in other, net, in the accompanying consolidated statements of income.

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

               (t) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

                  The Company accounts for its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " (Statement 121). Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to

                                                                     (Continued)
                                       44

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  be held and used is measured by comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

         (u)      Accounting for Stock-Based Compensation

                  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans.

         (v)      Reporting Comprehensive Income

                  Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on investment securities classified as available-for-sale. The Company adopted this accounting standard effective December 1, 1998, as required. Prior year financial statements have been reclassified to conform to the presentation required by Statement 130.

         (w)      Reclassifications

                  Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements in order to conform to the 1999 presentation.

(2)      Business Acquisitions

         During 1997, the Company formed Audiovox Venezuela C.A. (Audiovox Venezuela), an 80%- owned subsidiary, for the purpose of expanding its international business. The Company made an initial investment of $478 which was used by Audiovox Venezuela to obtain certain licenses, permits and fixed assets.

(3)      Issuance of Subsidiary Shares

         On March 31, 1999, Toshiba Corporation, a major supplier, purchased 5% of the Company's subsidiary, Audiovox Communications Corp. (ACC), a supplier of wireless products for $5,000

                                                                     (Continued)
                                       45

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         in cash. The Company currently owns 95% of ACC; prior to the transaction ACC was a wholly- owned subsidiary. As a result of the issuance of ACC's shares, the Company recognized a gain of $3,800 ($2,204 after provision for deferred taxes). The gain on the issuance of the subsidiary's shares have been recognized in the statements of income in accordance with the Company's policy on the recognition of such transactions.

(4)      Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:

                                                        For the Years Ended November 30,
                                                        --------------------------------
                                                         1997           1998           1999
                                                         ----           ----           ----
                                                                                            Cash paid during the years for:
Interest, excluding bank charges, net of $801
     capitalized in 1998                               $  1,560       $ 1,587       $  2,994
Income taxes                                            $23,530       $ 4,496        $12,039

         Non-cash Transactions:

         During January 1997, the Company completed an exchange of $21,479 of its $65,000 6 1/4 % convertible subordinated debentures (Subordinated Debentures) into 2,860,925 shares of Class A common stock (Note 12).

         During 1997, the Company issued a credit of $1,250 on open accounts receivable and issued 250,000 shares of its Class A common stock, valued at five dollars per share, in exchange for a 20% interest in Bliss-tel Company, Limited (Bliss-tel) (Note 10).

         During 1997, the Company contributed $6,475 in net assets in exchange for a 50% ownership interest in Audiovox Specialized Applications, LLC
         (ASA) which resulted in $5,595 of excess cost over fair value of net assets (Note 10).

         As of November 30, 1997, the Company recorded an unrealized holding gain relating to the equity collar, net of deferred income taxes, of $773 as a separate component of stockholders' equity (Note 19).

         During 1998, a capital lease obligation of $6,340 was incurred when the Company entered into a building lease (Note 18).

                                                                     (Continued)
                                       46

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         During 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a separate component of stockholders' equity (Note 19).

         During 1998 and 1999, the Company exercised its option to convert 1,137,212 and 2,882,788 Japanese yen (approximately $8,176 and $24,026)
         of  Shintom  Co.  Ltd.  (Shintom)   convertible   debentures   (Shintom
         debentures) into approximately 7,500,000 and 48,100,000 shares of Shintom common stock, respectively (Note 8).

         During the years ended November 30, 1997, 1998 and 1999, the Company recorded an unrealized holding gain relating to available-for-sale marketable equity securities, net of deferred income taxes, of $1,917, $(8,040) and $5,775, respectively, as a separate component of accumulated other comprehensive income (Note 16).

         During 1999, $1,249 of its $65,000 6 1/4% subordinated debentures were converted into 70,565 shares of Class A common stock (Note 12).

(5)      Transactions With Major Suppliers

         The Company engages in transactions  with Shintom and TALK  Corporation
         (TALK). Shintom is a stockholder who owns all of the outstanding Preferred Stock of the Company at November 30, 1998 and 1999. The Company has a 30.8% interest in TALK (Note 10).

         Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 29%, 19% and 11% for the years ended November 30, 1997, 1998 and 1999, respectively, of total inventory purchases. At November 30, 1998 and 1999, the Company had recorded $15 and $20, respectively, of liability due to TALK for inventory purchases included in accounts payable. The Company also has documentary acceptance obligations payable to TALK as of November 30, 1998 and 1999 (Note 11(b)). At November 30, 1998 and 1999, the Company had recorded a receivable from TALK in the amount of $734 and $3,741, respectively, a portion of which is payable with interest (Note 10), which is reflected as receivable from vendor on the accompanying consolidated financial statements.

         TALK, which holds world-wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand and several mid-eastern countries.

         Inventory purchases from another major supplier approximated 32%, 42% and 39% of total inventory purchases for the years ended November 30, 1997, 1998 and 1999, respectively. Although there are a limited number of manufacturers of its products, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers,

                                                                     (Continued)
                                       47

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         however, could cause a delay in product availability and a possible loss of sales, which would affect operating results adversely.

(6)      Accounts Receivable

         Accounts receivable is comprised of the following:

                                                                November 30,

                                                          1998                1999
                                                         --------          -----------

Trade accounts receivable                                $142,211            $254,477
Receivables from equity investments (Note 10)               1,035               1,057
                                                         --------            --------
                                                          143,246             255,534
Less:
   Allowance for doubtful accounts                          2,944               5,645
   Allowance for cellular deactivations                       875               1,261
   Allowance for co-operative advertising, cash
       discounts and market development funds               8,307              11,356
                                                         --------            --------
                                                         $131,120            $237,272
                                                         ========            ========

(7)      Receivable from Vendor

         The Company recorded receivable from vendor in the amount of $956 and $9,327 as of November 30, 1998 and 1999, respectively. Receivable from vendor represents prepayments on product shipments, defective product reimbursements and interest receivable at a rate of 6.5% on amounts due from TALK (Note 10).

                                                                     (Continued)
                                       48

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(8)      Investment Securities

         As of November 30, 1999, the Company's investment securities consist primarily of 1,730,000 shares of CellStar Common Stock, 1,904,000 shares of Shintom common stock and 1,125,024 Japanese yen of Shintom debentures, which were classified as available-for-sale marketable securities. As of November 30, 1998, the Company's investment securities consist primarily of 1,730,000 shares of CellStar Common Stock, 1,904,000 shares of Shintom common stock and 662,788 Japanese yen of Shintom debentures, which were classified as available-for-sale marketable securities. The cost, gross unrealized gains and losses and aggregate fair value of the investment securities available-for-sale as of November 30, 1999 were as follows:

                            1998                                1999
               ------------------------------------   ---------------------------
                         Gross     Gross                         Gross
                       Unrealized Unrealized Aggregate        Unrealized  Aggregate
                         Holding   Holding   Fair                Holding    Fair
                Cost      Gain     Loss      Value     Cost      Gain      Value
               -------   ------   -------   -------   -------   -------   -------
CellStar
  Common
  Stock        $ 2,715   $8,422      --     $11,137   $ 2,715   $13,936   $16,651
Shintom
  Common
  Stock          3,132     --     $ 1,723     1,409     1,179      --       1,179
Shintom
  Debentures     4,543     --        --       4,543    10,526     2,045    12,571
               -------   ------   -------   -------   -------   -------   -------
               $10,390   $8,422   $ 1,723   $17,089   $14,420   $15,981   $30,401
               =======   ======   =======   =======   =======   =======   =======

         The Shintom debentures mature on September 30, 2002.

         A related deferred tax liability of $2,546 and $6,053 was recorded at November 30, 1998 and 1999, respectively, as a reduction to the unrealized holding gain included in accumulated other comprehensive income.

         During 1997, the Company sold 1,835,000 shares of CellStar Common Stock yielding net proceeds of approximately $45,937 and a gain, net of taxes, of approximately $23,232.

         During 1998, the Company purchased 400,000 Japanese yen (approximately $3,132) of Shintom debentures and exercised its option to convert the Shintom debentures into shares of Shintom common stock. These shares are included in the Company's available-for-sale marketable securities at November 30, 1998. During the fourth quarter of 1999, the Company recorded an other-than- temporary decline in market value of its Shintom common stock in the amount of $1,953 and a related deferred tax benefit of $761. The write-down has been recorded as a component of other expense in the consolidated statement of income.

                                                                     (Continued)
                                       49

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         During 1998, the Company purchased an additional 1,400,000 Japanese yen (approximately $9,586) of Shintom debentures and exercised its option to convert 737,212 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock yielding net proceeds of $5,830 and a gain of $787.

         During 1999, the Company purchased an additional 3,100,000 Japanese yen (approximately $27,467) of Shintom debentures and exercised its option to convert 2,882,788 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock yielding net proceeds of $27,916 and a gain of $3,501.

(9)      Property, Plant and Equipment

         A summary of property, plant and equipment, net, is as follows:

                                                       November 30,
                                                     1998               1999
                                                  ----------         -----------
Land                                               $     363          $     363
Buildings                                              1,605              1,605
Property under capital lease                           7,141              7,141
Furniture, fixtures and displays                       3,184              1,878
Machinery and equipment                                5,023              5,363
Computer hardware and software                         9,767              9,655
Automobiles                                              633                580
Leasehold improvements                                3,943              2,968
                                                   ---------           -------
                                                      31,659             29,553
Less accumulated depreciation and amortization      (13,831)            (9,924)
                                                   ---------           --------
                                                   $ 17,828           $ 19,629
                                                   =========          ========

         The amortization of the property under capital lease is included in depreciation and amortization expense.

         Computer software includes approximately $3,149 and $2,927 of unamortized costs as of November 30, 1998 and 1999, respectively, related to the acquisition and installation of management information systems for internal use.

         Depreciation and amortization of plant and equipment amounted to $1,503, $2,089 and $2,875 for the years ended November 30, 1997, 1998 and 1999, respectively. Included in accumulated depreciation and amortization is amortization of computer software costs of $19, $350 and $1,051 for the years ended November 30, 1997, 1998 and 1999, respectively. Included in

                                                                     (Continued)
                                       50

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         accumulated depreciation and amortization is amortization of property under capital lease of $160 and $240 for the year ended November 30, 1998 and 1999, respectively.

(10)     Equity Investments

         As of November 30, 1999, the Company had a 30.8% ownership interest in TALK, a major supplier of the Company. As of November 30, 1999, the Company's 72% owned subsidiary, Audiovox Communications Sdn. Bhd., had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. As of November 30, 1999, the Company had a 20% ownership interest in Bliss-tel which distributes cellular telephones and accessories in Thailand. Additionally, the Company had 50% non-controlling ownership interests in five other entities: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments; ASA which acts as a distributor to specialized markets for RV's and van conversions, of televisions and other automotive sound, security and accessory products; Audiovox Pacific Pty., Limited (Audiovox Pacific) which was a former distributor of cellular telephones and automotive sound and security products in Australia and New Zealand; G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area; and Quintex West, which is in the cellular telephone and related communication products business, as well as the automotive aftermarket products business on the west coast of the United States.

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

         During 1997, the Company purchased a 50% equity investment in a newly-formed company, ASA, for approximately $11,131. The Company contributed the net assets of its Heavy Duty Sound division, its 50% interest in Audiovox Specialty Markets Co. (ASMC) and $4,656 in cash. In connection with this investment, excess cost over fair value of net assets acquired of $5,595 resulted, which is being amortized on a straight-line basis over 20 years. The other investor (Investor) contributed its 50% interest in ASMC and the net assets of ASA Electronics Corporation. In connection with this investment, the Company entered into a stock purchase agreement with the Investor in ASA. The agreement provides for the sale of 352,194 shares of Class A Common Stock at $6.61 per share (aggregate proceeds of approximately $2,328) by the Company to the Investor. The transaction resulted in a net increase to additional paid-in capital of approximately $2,242. The selling price of the shares are subject to adjustment in the event the Investor sells shares at a loss during a 90-day period, beginning with the later of the effective date of the registration statement filed with the Securities and Exchange

                                                                     (Continued)
                                       51

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         Commission to register such shares or May 13, 1998. The adjustment to the selling price will equal the loss incurred by the Investor up to a maximum of 50% of the shares. During 1998, the Investor sold its shares at a loss which resulted in the Company recording an adjustment to the selling price of $410 as additional excess cost over fair value of assets acquired. No further adjustments to the selling price can be made.

         The Company's net sales to the equity investments amounted to $6,132, $4,528 and $4,605 for the years ended November 30, 1997, 1998 and 1999, respectively. The Company's purchases from the equity investments amounted to $7,484, $91,095 and $146,803 for the years ended November 30, 1997, 1998 and 1999, respectively. The Company recorded $2,027, $1,752 and $1,735 of outside representative commission expenses for activations and residuals generated by G.L.M. on the Company's behalf during fiscal year 1997, 1998 and 1999, respectively.

         Included in accounts receivable at November 30, 1998 and 1999 are trade receivables due from its equity investments aggregating $1,035 and $1,057, respectively. Receivable from vendor includes $833 and $3,741 due from TALK as of November 30, 1998 and 1999, respectively, which represents prepayments on product shipments and interest. Interest is payable in monthly installments at 6.5% on amounts due from TALK. Amounts representing prepayments of $3,500 were repaid via receipt of product shipments in December 1999. At November 30, 1998 and 1999, other long-term assets include management fee receivables of $1,271 and $459, respectively. At November 30, 1998 and 1999, included in accounts payable and other accrued expenses were obligations to equity investments aggregating $1,049 and $1,015, respectively. Documentary acceptance obligations were outstanding from TALK at November 30, 1999 (Note 11(b)).

         For the years ended November 30, 1997, 1998 and 1999, interest income earned on equity investment notes and other receivables approximated $653, $480 and $482, respectively. Interest expense on documentary acceptances payable to TALK approximated $203, $256 and $228 in 1997, 1998 and 1999, respectively.

(11)     Financing Arrangements

         (a)      Bank Obligations

                  The Company maintains a revolving credit agreement with various financial institutions. During the year ended November 30, 1999, the credit agreement was amended and restated in its entirety, extending the expiration date to July 27, 2004. As a result, bank obligations under the credit agreement have been classified as long-term at November 30, 1999. The amended and restated credit agreement provides for $200,000 of available credit, including $15,000 for foreign currency borrowings. In December 1999, the credit agreement was further amended, resulting in an increase in available credit to $250,000.

                                                                     (Continued)
                                       52

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC. As of November 30, 1999, availability of credit under the credit agreement is a maximum aggregate amount of $200,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. At November 30, 1999, the amount of unused available credit is $46,930. The credit agreement also allows for commitment up to $50,000 in forward exchange contracts (Note 19(a)(1)).

                  Outstanding obligations under the credit agreement at November 30, 1999 and 1998 were as follows:

                                                       November 30,
                                                   1998           1999
                                                 --------       ---------

                   Revolving Credit Notes         $ 2,500        $ 47,007
                   Eurodollar Notes                15,000          55,000
                                                  -------        --------
                                                  $17,500        $102,007
                                                  =======        ========

                  Interest rates are as follows: revolving credit notes at .50% above the prime rate, which was approximately 8.5%, 7.75% and 8.5% at November 30, 1997, 1998 and 1999, respectively, and Eurodollar Notes at 1.50% above the Libor rate which was approximately 5.97%, 5.62% and 6.48% at November 30, 1997, 1998 and 1999, respectively. The maximum commitment fee on the unused portion of the line of credit is .50% as of November 30, 1999.

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

                  The Company also has revolving credit facilities in Malaysia (Malaysian Credit Agreement) to finance additional working capital needs. As of November 30, 1998 and 1999, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $8,195 and $8,158, respectively. The credit facilities are partially secured by one standby letter of credit totaling $1,300 and two standby letters of credit totaling $5,320, by the Company and payable upon demand or upon expiration of the standby letters of credit on January 15, 2000 and August 31, 2000,

                                                                     (Continued)
                                       53

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  respectively. The obligations of the Company under the Malaysian Credit Agreement are secured by the property and building owned by Audiovox Communications Sdn. Bhd. Outstanding obligations under the Malaysian Credit Agreement at November 30, 1998 and 1999 were approximately $4,711 and $5,843, respectively. At November 30, 1999 interest on the credit facility ranged from 7.4% to 9.6%. At November 30, 1998, interest on the credit facility ranged from 9.5% to 12.0%. At November 30, 1997, interest on the credit facility ranged from 8.25% to 11.10%.

                  As of November 30, 1998 and 1999, Audiovox Venezuela had notes payable of 1,500,000 and 1,275,500 Venezuelan Bolivars (approximately $2,617 and $2,000 at November 30, 1998 and
                  1999) outstanding to a bank. Interest on the notes payable is 10.7%. The notes are scheduled to be repaid within one year and, as such, are classified as short term. The notes payable are secured by a standby letter of credit in the amount of $3,000, by the Company and is payable upon demand or upon expiration of the standby letter of credit on June 30, 2000.

                  The maximum month-end amounts outstanding under the credit agreement and Malaysian Credit Agreement borrowing facilities during the years ended November 30, 1997, 1998 and 1999 were $28,420, $42,975 and $110,595, respectively. Average borrowings during the years ended November 30, 1997, 1998 and 1999 were $18,723, $26,333 and $29,835, respectively, and the weighted average interest rates were 7.7%, 8.7% and 9.6%, respectively.

                  During 1999, the Company entered into a wholesale financing agreement with a financial institution to finance up to $15,000 of inventory purchases of a particular supplier.
                  Amounts outstanding under this agreement were $8,150 at November 30, 1999. Borrowings under the agreement are secured by the inventory purchased. Payments on the borrowings are due within 30 days. Interest is payable after stipulated due dates at a rate of prime plus 1 1/2%, which was 10% at November 30, 1999. The agreement contains several covenants.

         (b)      Documentary Acceptances

                  The Company had various unsecured documentary acceptance lines of credit available with suppliers to finance inventory purchases. The Company does not have written agreements specifying the terms and amounts available under the lines of credit. At November 30, 1998 and 1999, $3,911 and $1,994, respectively, of documentary acceptances were outstanding of which all was due to TALK.

                  The maximum month-end documentary acceptances outstanding during the years ended November 30, 1997, 1998 and 1999 were $4,162, $4,809 and $5,033, respectively. Average borrowings during the years ended November 30, 1997, 1998 and 1999 were

                                                                     (Continued)
                                       54

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  $3,199, $3,885 and $3,755, respectively, and the weighted average interest rates, including fees, were 6.3%, 6.6% and 6.1%, respectively.

(12)     Long-Term Debt

         A summary of long-term debt follows:

                                                                 November 30,
                                                                1998      1999

          Convertible subordinated debentures:
            6 1/4%, due 2001, convertible at $17.70 per share   $2,269   $1,020
          Subordinated note payable                              4,062    4,912
                                                                ------   ------
                                                                 6,331    5,932
          Less current installments                               --       --
                                                                ------   ------
                                                                $6,331   $5,932
                                                                ======   ======


         On March 15, 1994, the Company completed the sale of $65,000, 6 1/4% subordinated debentures due 2001 and entered into an indenture agreement. The subordinated debentures are convertible into shares of the Company's Class A common stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances. The indenture agreement contains various covenants. The bonds are subject to redemption by the Company in whole, or in part, at any time after March 15, 1997, at certain specified amounts. On May 9, 1995, the Company issued warrants to certain beneficial holders of these subordinated debentures (Note 15(d)).

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

                                                                     (Continued)
                                       55

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         During January 1997, the Company completed additional exchanges totaling $21,479 of its $65,000 subordinated debentures for 2,860,925 shares of Class A common stock (Additional Exchanges). As a result of the Additional Exchanges, similar to that of the Exchange described earlier, a charge of $12,686, tax expense of $158 and an increase to paid in capital of $33,592, was recorded.

         During fiscal 1999, holders of the Company's 65,000 subordinated debentures exercised their option to convert $1,249 debentures for 70,565 shares of the Company's Class A common stock. As a result, the remaining subordinated debentures are $1,020 as of November 30, 1999.

         On October 20, 1994, the Company issued a note payable for 500,000 Japanese yen (approximately $4,062 and $4,912 on November 30, 1998 and 1999, respectively) to finance its investment in TALK (Note 10). The note is scheduled to be repaid on October 20, 2004 and bears interest at 4.1%. The note can be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender. The lender has an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value of the note at any time after October 20, 1995. This note and the investment in TALK are both denominated in Japanese yen, and, as such, the foreign currency translation adjustments are recorded in accumulated other comprehensive income. Any foreign currency translation adjustment resulting from the note will be recorded in other comprehensive income to the extent that the adjustment is less than or equal to the adjustment from the translation of the investment in TALK. Any portion of the adjustment from the translation of the note that exceeds the adjustment from the translation of the investment in TALK is a transaction gain or loss that will be included in earnings.

          Maturities on long-term debt for the next five fiscal years are as follows:

         2000                                                         -
         2001                                                    $1,020
         2002                                                         -
         2003                                                         -
         2004                                                    $4,912
                                                                 ======



                                                                     (Continued)
                                       56

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(13)     Income Taxes

          The components of income (loss) before the provision for income taxes are as follows:

                                        November 30,
                                       -------------
                                 1997       1998       1999
                                -------   --------    -------
          Domestic Operations   $42,613   $  5,380    $42,668
          Foreign Operations        829     (1,579)        55
                                -------   --------    -------
                                $43,442   $  3,801    $42,723
                                =======   ========    =======

         Total income tax expense (benefit) was allocated as follows:

                                                                             November 30,
                                                                             ------------
                                                             1997      1998       1999
                                                            -------   -------     ------

          Statement of income                               $22,420   $   829    $ 15,477
          Stockholders' equity:
             Unrealized holding gain (loss) on investment
                  securities recognized for financial
                  reporting purposes                          1,174    (4,928)      3,540
             Unrealized holding gain on equity collar
                  recognized for financial reporting
                  purposes                                      473    (1,043)         -
             Income tax benefit of employee stock option
                exercises                                      --        --        (1,101)
                                                            -------   -------    --------
                  Total income tax expense benefit          $24 067   $(5,142)   $ 17,916
                                                            =======   =======    ========



                                                                     (Continued)
                                       57

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The provision for (benefit of) income taxes is comprised of:


              Federal     Foreign    State        Total

1997:
   Current    $ 23,316    $ 1,159    $  1,068    $ 25,543
   Deferred     (2,845)      --          (278)     (3,123)
              --------    -------    --------    --------
              $ 20,471    $ 1,159    $    790    $ 22,420
              ========    =======    ========    ========

1998:
   Current    $  1,499    $  (119)   $    351    $  1,731
   Deferred       (819)      --           (83)       (902)
              --------    -------    --------    --------
              $    680    $  (119)   $    268    $    829
              ========    =======    ========    ========

1999:
   Current    $ 14,565    $  (116)   $  1,593    $ 16,042
   Deferred       (118)      (431)        (16)       (565)
              --------    -------    --------    --------
              $ 14,447    $  (547)   $  1,577    $ 15,477
              ========    =======    ========    ========


     A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes is as follows:

                                                   November 30,
                                ---------------------------------------------------------------
                                       1997                 1998                  1999
                                -------------------   -------------------  --------------------
Tax provision at  Federal
   statutory rates              $ 15,205       35.0%  $ 1,292       34.0%  $ 14,953       35.0%
Expense relating to exchange
   of subordinated debentures      4,578       10.5      --          --        --          --
Undistributed income (losses)
   from equity investments           123        0.3       287        7.6       (373)      (0.9)
State income taxes, net of
   Federal benefit                 1,637        3.8       260        6.8      1,025        2.4
Decrease in beginning-of-the-
   year balance of the
   valuation allowance for
   deferred tax assets              (180)      (0.4)     (340)      (8.9)      (989)      (2.3)
Foreign tax rate differential        323        0.7       (82)      (2.2)        38        0.1
Benefit of concluded
   examination                      --          --       (350)      (9.2)      --          --
Other, net                           734        1.7      (238)      (6.3)       823        1.9
                                --------      -----   -------     -------  --------      ------
                                $ 22,420       51.6%  $   829       21.8%  $ 15,477       36.2%
                                ========      =====   =======     =======  ========       =====


                                                                     (Continued)
                                                        58

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The significant components of deferred income tax recovery for the years ended November 30, 1999 and 1998 are as follows:

                                                                        November 30,
                                                                        1998     1999
                                                                        -----    -----
          Deferred tax (recovery) expense (exclusive of the effect
               of other components listed below)                        $(562)   $ 424
          Decrease in beginning-of-the-year  balance of the valuation
               allowance for deferred tax assets                         (340)    (989)
                                                                        -----    -----
                                                                        $(902)   $(565)
                                                                        =====    =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

                                                                                  November 30,
                                                                              1998             1999
                                                                              ----             ----
          Deferred tax assets:
               Accounts receivable, principally due to allowance for
                  doubtful accounts and cellular deactivations                 $ 1,210    $ 1,977
               Inventory, principally due to additional costs
                  capitalized for tax purposes pursuant to the Tax
                  Reform Act of 1986                                               325        617
               Inventory, principally due to valuation reserve                   1,882      1,702
               Accrual for future warranty costs                                   563        615
               Plant, equipment and certain intangibles, principally
                  due to depreciation and amortization                             804        957
               Net operating loss carryforwards, state and foreign               2,338      1,327
               Equity collar                                                       570        570
               Accrued liabilities not currently deductible                        346        348
               Other                                                               405        121
                                                                               -------    -------
                    Total gross deferred tax assets                              8,443      8,234
               Less: valuation allowance                                        (2,373)    (1,384)
                                                                               -------    -------
                    Net deferred tax assets                                      6,070      6,850
                                                                               -------    -------

          Deferred tax liabilities:
               Investment securities                                            (3,577)    (6,323)
               Issuance of subsidiary shares                                      --       (1,432)
                                                                               -------    -------
                    Total gross deferred tax liabilities                        (3,577)    (7,755)
                                                                               -------    -------
                    Net deferred tax asset (liability)                         $ 2,493    $  (905)
                                                                               =======    =======

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

             The net change in the total valuation allowance for the year ended November 30, 1999 was a decrease of $989. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries as well as other deferred tax assets in foreign countries. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at November 30, 1999. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         At November 30, 1999, the Company had net operating loss carryforwards for state and foreign income tax purposes of approximately $7,250, which are available to offset future state and foreign taxable income, if any, which will expire through the year ended November 30, 2018.

(14)     Capital Structure

         The Company's capital structure is as follows:

                                                                                              Voting
                                                                                              Rights
                          Par                                             Shares                Per        Liquidation
   Security              Value        Shares Authorized                 Outstanding            Share          Rights
   --------              -----     -----------------------       -------------------------     ------      -----------
                                         November 30,                   November 30,
                                   ------------------------       -------------------------
                                      1998           1999            1998           1999
                                   ---------      ----------      ---------      ----------

Preferred Stock          $50.00       50,000          50,000         50,000          50,000       -        $50 per share

Series Preferred Stock     0.01    1,500,000       1,500,000              -               -       -             -
                                                                                                           Ratably with
Class A Common Stock       0.01    30,000,000      30,000,000     16,760,518      17,206,909     One         Class B

Class B Common Stock       0.01    10,000,000      10,000,000      2,260,954       2,260,954     Ten      Ratably with Class A

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

                                                                     (Continued)
                                       60

                     AUDIOVOX CORPORATION AND SUBSIDIARIES

    The 50,000 shares of non-cumulative Preferred Stock outstanding are owned by Shintom and have preference over both classes of common stock in the event of liquidation or dissolution.

     The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). As of November 30, 1998 and 1999, 498,055 and 621,037 shares, respectively, were repurchased under the Program at an average price of $7.21 and $7.20 per share, respectively, for an aggregate amount of $3,589 and $4,471, respectively.

    As of November  30, 1998 and 1999,  1,963,480  and  1,598,930  shares of the
    Company's Class A common stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans and 4,167,117 and 3,946,522 for all convertible securities and warrants outstanding at November 30, 1998 and 1999 (Notes 12 and 15).

    Undistributed earnings from equity investments included in retained earnings amounted to $2,324 and $4,219 at November 30, 1998 and 1999, respectively.

(15)         Stock-Based Compensation and Stock Warrants

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

             Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. The Company recorded $31 in compensation expense for the year ended November 30, 1999. No compensation expense was recorded for the years ended November 30, 1997 and 1998.

                                                                     (Continued)
                                       61

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     Information regarding the Company's stock options is summarized below:

                                                          Weighted
                                                          Average
                                          Number          Exercise
                                         of Shares         Price

Outstanding at
    November 30, 1996                    548,750            8.78
             Granted                   1,260,000            7.09
             Exercised                         -               -
             Canceled                  (109,000)           10.95
                                      ----------           -----
Outstanding at
    November 30, 1997                  1,699,750            7.38
             Granted                      10,000            4.63
             Exercised                         -               -
             Canceled                   (16,000)            8.79
                                      ----------          ------

Outstanding at
    November 30, 1998                  1,693,750            7.33
             Granted                   1,542,500           14.98
             Exercised                 (364,550)            7.64
             Canceled                      (500)           13.00
                                      ----------           -----
Outstanding at
    November 30, 1999                 2,871,200            11.41
                                      ==========           =====
Options exercisable,                  1,181,200             7.51
                                      ==========          ======
    November 30, 1999

                  At  November  30, 1998 and 1999,  207,302 and 184,775  shares, respectively, were available for future grants under the terms of these plans.

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

                                                                     (Continued)
                                       62

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The per share weighted average fair value of stock options granted during 1999 was $9.83 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 5.9%, expected dividend yield of 0.0%, expected stock volatility of 60% and an expected option life of 10 years.

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

                                                      1997          1998          1999
                                                      ----          ----          ----

          Net income:
             As reported                           $   21,022   $   2,972   $   27,246
             Pro-forma                                 18,786       1,336       25,494

          Net income per common share (basic):

             As reported                           $        1.11$       0.16$        1.43
             Pro-forma                                      0.99        0.07         1.33

          Net income per common share (diluted):

             As reported                           $        1.09$       0.16$        1.39
             Pro-forma                                      0.97        0.07         1.30

                  Pro-forma net income reflect only options granted after November 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro-forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to December 1, 1995 was not considered. Therefore, the pro-forma net income may not be representative of the effects on reported net income for future years.

                                                                     (Continued)
                                       61

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Summarized information about stock options outstanding as of November 30, 1999 is as follows:

                           Outstanding                       Exercisable

                                Weighted          Weighted
                                 Average           Average                 Weighted
     Exercise                   Exercise            Life                   Average
      Price         Number        Price           Remaining     Number        Price
      Range        of Shares    of Shares         In Years    of Shares     of Shares
     -------       ---------   -----------       ---------    ---------    ----------

$4.63 - $8.00    1,259,700       7.12           7.22        1,059,700          7.02
$8.01 - 13.00      121,500      11.77           5.20          121,500         11.77
$13.01 - 15.00   1,490,000      15.00           9.78             --             --

         (b)      Restricted Stock Plan

                  The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Total restricted stock outstanding, granted under these plans, at November 30, 1998 and 1999 was 77,871 and 13,750, respectively. Awards under the restricted stock plan may be performance accelerated shares or performance- restricted shares. During fiscal 1999, 32,222 performance-accelerated shares and 12,103 performance restricted shares were granted. No performance accelerated shares or performance restricted shares were granted in 1997 or 1998. During fiscal 1999, 19,796 performance restricted shares lapsed. No performance accelerated shares or performance restricted shares lapsed in fiscal years 1997 or 1998.

                  Compensation expense for the performance accelerated shares is recorded based upon the quoted market value of the shares on the date of grant. Compensation expense for the performance restricted shares is recorded based upon the quoted market value of the shares on the balance sheet date. Compensation expense (income) for these grants for the years ended November 30, 1997, 1998 and 1999 were $135, $(23) and $127, respectively.

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

                                                                     (Continued)
                                       62

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The Company bears the cost of the remaining 15 % of the fair market value of the shares as well as any broker fees. This Plan provides for purchases of up to 1,000,000 shares.

         (d)      Stock Warrants

                  In December 1993, the Company granted warrants to purchase 50,000 shares of Class A Common Stock at a purchase price of $14.375 per share as part of the acquisition of H & H Eastern Distributors, Inc. During fiscal 1999, the warrants were surrendered for cancellation, and the holder agreed to waive registration rights in exchange for $5.

                  On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, each convertible into one share of Class A common stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders as of June 3, 1994, of approximately $57,600 of the Company's subordinated debentures in exchange for a release of any claims such holders may have against the Company, its agents, directors and employees in connection with their investment in the subordinated debentures. As a result, the Company incurred a warrant expense of $2,900 and recorded a corresponding increase to paid-in capital. The warrants are not exercisable after March 15, 2001, unless sooner terminated under certain circumstances. John J. Shalam, Chief Executive Officer of the Company, has granted the Company an option to purchase 1,668,875 shares of Class A common stock from his personal holdings. The exercise price of this option is $7 1/8, plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam. During 1998, the Company purchased approximately 1,324,075 of these warrants at a price of $1.30 per warrant, pursuant to the terms of a self-tender offer. In connection with this purchase, the option to purchase 1,324,075 shares from John J. Shalam's personal holdings was canceled. As of November 30, 1999, 344,800 remaining warrants are outstanding.

                  During fiscal 1997, the Company granted warrants to purchase 100,000 shares of Class A Common Stock, which have been reserved, at $6.75 per share. The warrants, which are exercisable in whole or in part at the discretion of the holder, expire on January 29, 2002. During the year ended November 30, 1999, all of the warrants were exercised.

         (e)      Profit Sharing Plans

                  The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. A contribution of $500, $150 and $800 was made by the Company to the United States plan in fiscal 1997, 1998 and 1999, respectively.
                  Contributions required by law to be made for eligible employees in Canada were not material.

                                                                     (Continued)
                                       63

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(16)     Accumulated Other Comprehensive Income

         The change in net unrealized gain (loss) on marketable securities of $1,917, $(8,040) and $5,775 for the years ended November 30, 1997, 1998 and 1999 is net of tax of $1,174, $(4,928) and $3,540, respectively. Reclassification adjustments of $23,232, $488 and $2,171 are included in the net unrealized gain (loss) on marketable securities for the years ended November 30, 1997, 1998 and 1999, respectively.

         The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

(17)     Net Income Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:

                                                           For the Years Ended
                                                                November 30,
                                                      1997           1998            1999
                                                      ----           ----            ----
Net income (numerator for net income per
         common share, basic)                      $    21,022   $     2,972   $    27,246
Interest on 6 1/4% convertible subordinated
  debentures, net of tax                                   185          --              84
                                                   -----------   -----------   -----------
Adjusted net income (numerator for net income
  per common share, diluted)                       $    21,207   $     2,972   $    27,330
                                                   ===========   ===========   ===========
Weighted average common shares (denominator
  for net income per common share, basic)           18,948,356    19,134,529    19,100,047

Effect of dilutive securities:
   Employee stock options and stock warrants           237,360          --         430,560
   Employee stock grants                                70,845          --          62,175
   Convertible debentures                              251,571          --         110,551
                                                   -----------   -----------   -----------

Weighted average common and potential common
  shares outstanding (denominator for net income
  per common share, diluted)                        19,508,132    19,134,529    19,703,333
                                                   ===========   ===========   ===========
Net income per common share, basic                 $      1.11   $      0.16   $      1.43
                                                   ===========   ===========   ===========
Net income per common share, diluted               $      1.09   $      0.16   $      1.39
                                                   ===========   ===========   ===========



                                                                     (Continued)
                                       64

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         Employee stock options and stock warrants totaling 1,908,438 and 2,779,363 for the years ended November 30, 1997 and 1998, respectively, were not included in the net income per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive stock options and stock warrants for the year ended November 30, 1999.

(18)     Lease Obligations

         During 1998, the Company entered into a 30-year lease for a building with its principal stockholder and chief executive officer. A significant portion of the lease payments, as required under the lease agreement, consists of the debt service payments required to be made by the principal stockholder in connection with the financing of the construction of the building. For financial reporting purposes, the lease has been classified as a capital lease, and, accordingly, a building and the related obligation of approximately $6,340 was recorded (Note 9). In connection with the capital lease, the Company paid certain construction costs on behalf of its principal stockholder and chief executive officer in the amount of $1,301. The amount is payable to the Company with 8% interest.

         During 1998, the Company entered into a sale/lease back transaction with its principal stockholder and chief executive officer for $2,100 of equipment. No gain or loss on the transaction was recorded as the book value of the equipment equaled the fair market value. The lease is for five years with monthly rental payments of $34. The lease has been classified as an operating lease.

         At November 30, 1999, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

                                                  Capital          Operating
                                                    Lease            Leases

2000                                              $    522          $  1,955
2001                                                   530             1,473
2002                                                   553             1,225
2003                                                   554               820
2004                                                   553                81
Thereafter                                          13,099               658
                                                   -------        ----------
Total minimum lease payments                        15,811          $  6,212
                                                                    ========
Less:  amount representing interest                  9,513
                                                  --------
Present value of net minimum lease payments          6,298
Less: current installments                              19
                                                ----------
Long-term obligation                               $ 6,279
                                                   =======

         Rental expense for the above-mentioned operating lease agreements and other leases on a month- to-month basis approximated $2,516, $2,563 and $2,552 for the years ended November 30, 1997, 1998 and 1999, respectively.

         The Company leases certain facilities and equipment from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. At November 30, 1999, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

          2000                                  $960
          2001                                   941
          2002                                   941
          2003                                   667
                                                ====

(19)     Financial Instruments

         (a)      Derivative Financial Instruments

                  (1)      Forward Exchange Contracts

                           At November 30, 1998, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $5,352. These contracts have varying maturities with none exceeding one year as of November 30, 1998. At November 30, 1999, the Company had no contracts to exchange foreign currencies in the form of forward exchange contracts. For the years ended November 30, 1997, 1998 and 1999, gains and losses on foreign currency transactions which were not hedged were not material. For the years ended November 30, 1997, 1998 and 1999, there were no gains or losses as a result of terminating hedges prior to the transaction date.

                  (2)      Equity Collar

                           The Company entered into an equity collar on September 26, 1997 to hedge some of the unrealized gains associated with its investment in CellStar
                           (Note 8). The equity collar provided that on September 26, 1998, the Company can put 100,000 shares of CellStar to the counter party to the equity collar (the bank) at $38 per share in exchange for the bank being able to call the 100,000 shares of CellStar at $51 per share. The Company has designated this equity collar as a hedge of 100,000 of its shares in CellStar being that it provides the Company with protection against the market value of CellStar shares falling

                                                                     (Continued)
                                       65

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           below $38. Given the high correlation of the changes in the market value of the item being hedged to the item underlying the equity collar, the Company applied hedge accounting for this equity collar. The equity collar is recorded on the balance sheet at fair value with gains and losses on the equity collar reflected as a separate component of equity. During 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a separate component of stockholders' equity. The net gain on the equity collar will be reflected in the consolidated statements of income upon sale of the CellStar shares.

                  The Company is exposed to credit losses in the event of nonperformance by the counter parties to its forward exchange contracts. The Company anticipates, however, that counter parties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the counter parties.

         (b)      Off-Balance Sheet Risk

                  Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox Communications Sdn. Bhd. and Audiovox Venezuela (Note 11(a)). The Company had open commercial letters of credit of approximately $24,914 and $41,173, of which $20,576 and $28,727 were accrued for purchases incurred as of November 30, 1998 and 1999, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

                  The Company is a party to joint and several guarantees on behalf of G.L.M. and Quintex West which aggregate $475. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish its fair value.

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

                                                                     (Continued)
                                       66

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  At November 30, 1998, three customers, which included two cellular carrier and service providers and a Bell Operating Company accounted for approximately 18.0%, 13.8% and 13.5%, respectively, of accounts receivable. At November 30, 1999, three customers, which included two cellular carrier and service providers and a Bell Operating Company accounted for approximately 15.8%, 15.5% and 11.1%, respectively, of accounts receivable.

                  During the year ended November 30, 1997, two customers accounted for approximately 11.3% and 9.0%, respectively, of the Company's 1997 sales. During the year ended November 30, 1998, two customers accounted for approximately 18.3% and 14.9%, respectively, of the Company's 1998 sales. During the year ended November 30, 1999, three customers accounted for approximately 19.6%, 14.9% and 12.7%, respectively, of the Company's 1999 sales.

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

         (d)      Fair Value

                  The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value because of the short maturity of these instruments. The estimated fair value of the Company's financial instruments are as follows:

                                        November 30, 1998     November 30, 1999
                                        -----------------    -----------------
                                        Carrying   Fair      Carrying   Fair
                                         Amount    Value      Amount    Value

          Investment securities          $17,089   $17,089   $ 30,401   $ 30,401
          Long-term obligations          $23,831   $24,202   $107,939   $109,261
          Forward exchange contract         --     $ 5,352       --         --
               obligation (derivative)


                                                                     (Continued)
                                       67

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                  Investment Securities

                  The carrying amount represents fair value, which is based upon quoted market prices and conversion features at the reporting date (Note 8).

                  Long-Term Obligations

                  The carrying amount of bank debt under the Company's revolving credit agreement approximates fair value because the interest rate on the bank debt is reset every quarter to reflect current market rates.. With respect to the subordinated debentures, fair values are based on quoted market price.

                  Forward Exchange Contracts (Derivative)

                  The fair value of the forward exchange contracts are based upon exchange rates at November 30, 1999 and 1998 as the contracts are short term.

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

(20)     Segment Information

         The Company has two reportable segments which are organized by products: Wireless and Electronics. The Wireless segment markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers. The Electronics segment sells autosound, mobile electronics and consumer electronics, primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufacturers
         (OEM), independent installers of automotive accessories and the U.S. military.

         The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated

                                                                     (Continued)
                                       68

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which is jointly used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. Segment identifiable assets are those which are directly used in or identified to segment operations.

         During the year ended November 30, 1997, one customer of the Wireless segment accounted for approximately 11.3% of the Company's 1997 sales. During the year ended November 30, 1998, two customers of the Wireless segment accounting for approximately 18.3% and 14.9% of the Company's 1998 sales. During the year ended November 30, 1999, three customers of the Wireless segment accounted for approximately 19.6%, 14.9% and 12.7% of the Company's 1999 sales. No customers in the Electronics segment exceeded 10% of the consolidated sales in fiscal 1997, 1998 or 1999.

                                                                   Consolidated
                                 Wireless   Electronics  Corporate   Totals

1997
Net sales                        $444,400   $ 193,910    $    772    $639,082
Intersegment sales
   (purchases), net                     6          (6)       --          --
Interest income                        46          31       1,448       1,525
Interest expense                    4,551       3,169      (5,546)      2,174
Depreciation and amortization         775         630         498       1,903
Debt conversion expense              --          --        12,686      12,686
Income (loss) before provision
   for income tax                  11,582       8,002      23,858      43,442
Total assets                      138,136      86,632      65,059     289,827
Non-cash items:
   Provision for bad debt
       expense                        354         934          12       1,300
   Deferred income tax benefit       --          --         3,123       3,123
   Minority interest                 --          --         1,623       1,623
   Capital expenditures             1,340         744       1,902       3,986



(Continued)
                                       69

                      AUDIOVOX CORPORATION AND SUBSIDIARIES



                                                                   Consolidated
                                 Wireless   Electronics  Corporate   Totals


1998
Net sales                         441,590    175,105      --         616,695
Intersegment sales
   (purchases), net                (1,125)     1,125      --            --
Interest income                       215        165       517           897
Interest expense                    5,536      4,068    (5,173)        4,431
Depreciation and amortization         877        570     1,024         2,471
Income (loss) before provision
   for income tax                  (1,786)     5,937      (350)        3,801
Total assets                      138,136     79,597    61,946       279,679
Non-cash items:
   Provision for bad debt
       expense                        316        533      (268)          581
   Deferred income tax benefit       --         --         902           902
   Minority interest                 --         --        (320)         (320)
   Capital expenditures             1,003        475     3,454         4,932

1999
Net sales                         929,303    230,234      --       1,159,537
Intersegment sales
   (purchases), net                (1,149)     1,449      --            --
Interest income                        65         80       793           938
Interest expense                    6,098      3,268    (5,307)        4,059
Depreciation and amortization         987        748     1,553         3,288
Income (loss) before provision
   for income tax                  31,255     11,296       172        42,723
Total assets                      256,954    122,163    96,229       475,346
Non-cash items:
   Provision for bad debt
       expense                      1,914        705       636         3,255
   Deferred income tax benefit       --         --         565           565
   Minority interest                 --         --        (220)         (220)
   Capital expenditures             1,747      1,211     1,864         4,822



                                                                     (Continued)
                                       70

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     Net sales and long-lived assets by location for the years ended November 30, 1997, 1998 and 1999 were as follows.

                             Net Sales                           Long-Lived Assets
                   -----------------------------         -------------------------
                    1997      1998          1999         1997      1998      1999
                    ----      ----          ----         ----      ----      ----

United States     $499,417   $ 531,307    $1,059,536   $47,694   $50,469   $68,126
Canada              18,323      15,789        23,146      --        --        --
Argentina           39,832      27,354        22,831      --        --        --
Peru                 7,426      10,514         9,913      --        --        --
Portugal            14,028       2,024          --        --        --        --
Malaysia            31,660       7,592         7,780     1,903     1,348     1,275
Venezuela           10,867      14,358        22,853       696     1,366     1,387
Mexico, Central
    America and

    Caribbean       10,493       7,289        10,568      --        --        --
Other foreign
    countries        7,036         468         2,910      --        --        --
                  --------   ---------    ----------   -------   -------   -------
Total             $639,082   $ 616,695    $1,159,537   $50,293   $53,183   $70,788
                  ========   =========    ==========   =======   =======   =======


(21)     Contingencies

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

          The Company has guaranteed certain obligations of its equity investments and has established standby letters of credit to guarantee the bank obligations of Audiovox Communications Sdn. Bhd. and Audiovox Venezuela (Note 19(b)).

(22)     Subsequent Event

         The Company is anticipating selling 2,000,000 shares of its Class A Common Stock to the public during the first quarter of fiscal 2000. In connection with this offering, the Company has recorded $600 in deferred costs which have been included in prepaid expenses and other assets on the accompanying consolidated balance sheet at November 30, 1999.

Item 9 - Changes in and  Disagreements  with  Accountants on Accounting and
           Financial Disclosure

None

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

         Information regarding this item is set forth under the captions "Election of Directors" and Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement to be dated February 28, 2000, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Proxy Statement) and is incorporated herein by reference. Information with regard to Executive Officers is set forth in Item 1 of this Form 10-K.

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

Item 13 - Certain Relationships and Related Transactions

     Information regarding this item is set forth under the caption "Certain Relationships and Related Party Transactions" of the Proxy Statement.

                                     PART IV

Item 14 - Exhibits,  Consolidated Financial Statement Schedules,  and Reports on
           Form 8-K

(a) (1)

The following are included in Item 8 of this Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and Subsidiaries as of November 30, 1998 and 1999.

Consolidated Statements of Income of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1997, 1998 and 1999.

Consolidated Statements of Stockholders' Equity of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1997, 1998 and 1999.

Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1997, 1998 and 1999.

Notes to Consolidated Financial Statements.

(a) (2)

Financial Statement Schedules of the Registrant for the Years Ended November 30, 1997, 1998 and 1999.

Independent Auditors' Report on Financial Statement Schedules

   Schedule                                             Page
    Number      Description                            Number
    ------      -----------                            ------
      II        Valuation and Qualifying Accounts        81


All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                          Independent Auditors' Report

The Board of Directors and Stockholders
   Audiovox Corporation:


Under the date of January 13, 2000 we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1999, which are included in the Company's 1999 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements,  we  also  audited  the  related  consolidated  financial  statement schedule in the 1999 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                            s/KPMG  LLP
                                                            -----------
                                                              KPMG  LLP



Melville, New York
January 13, 2000

(3)      Exhibits

         See Item 14(c) for Index of Exhibits.

(b)      Reports on Form 8-K

         During the fourth quarter, the Registrant filed one report on Form 8-K. The Form 8-K, dated July 28, 1999 and filed October 27, 1999, reported that the Company had entered into the Fourth Amended and Restated Credit Agreement (the Amendment).

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

3.2                     By-laws of the Company (incorporated by reference to the Company's Registration
                        Statement on Form S-1; No. 33-10726, filed May 4, 1987).
10.1                    The Fourth Amended and Restated  Credit  Agreement among
                        the  Registrant  and the  several  banks  and  financial
                        institutions  dated as of July 28, 1999 (incorporated by
                        reference to the  Company's  Form 8-K filed via EDGAR on
                        October 27, 1999).

10.2                    First Amendment, dated as of October 13, 1999, to the Fourth Amended and
                        Restated Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company's Form 8-K filed via EDGAR on October 27, 1999).
10.3                    Second Amendment,  dated as of December 20, 1999, to the
                        Fourth Amended and Restated  Credit  Agreement among the
                        Registrant   and  the   several   banks  and   financial
                        institutions (incorporated by reference to the Company's
                        Form 8-K filed via EDGAR on January 13, 2000).

21                      Subsidiaries of the Registrant  (filed herewith).
23                      Independent Auditors' Consent  (filed herewith).
27                      Financial Data Schedule (filed herewith).


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

                                          AUDIOVOX CORPORATION



February 1, 2000                          BY:s/John J. Shalam
                                            ----------------
                                           John J. Shalam, President
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                      Date
                                 President;
                                 Chief Executive Officer

s/John J. Shalam                 (Principal Executive Officer               February 1, 2000
------------------------------
John J. Shalam                    and Director
                                 Executive Vice President and

s/Philip Christopher             Director                                   February  1, 2000
------------------------------
Philip Christopher

                                 Senior Vice President,
                                 Chief Financial Officer (Principal
s/Charles M. Stoehr              Financial and Accounting                   February 1, 2000
------------------------------
Charles M. Stoehr                Officer) and Director

s/Patrick M. Lavelle             Director                                   February 1, 2000
------------------------------
Patrick M. Lavelle

s/Ann Boutcher                   Director                                   February 1, 2000
------------------------------
Ann Boutcher

s/Richard A. Maddia              Director                                   February 1, 2000
------------------------------
Richard A. Maddia

s/Paul C. Kreuch, Jr.            Director                                   February 1, 2000
------------------------------
Paul C. Kreuch, Jr.

s/Dennis McManus                 Director                                   February 1, 2000
------------------------------
Dennis McManus

                                                                     Schedule II

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years Ended November 30, 1997, 1998 and 1999
                                 (In thousands)


                  Column A             Column B         Column C        Column D   Column E
                  --------             --------         --------        --------   --------

                                      Balance at Charged to  Charged                 Balance
                                      Beginning  Costs and   to Other                At End
                 Description           Of Year    Expenses   Accounts  Deductions   Of Year
                 -----------          ---------  ---------- ---------  ----------  --------
1997

Allowance for doubtful accounts        $ 3,115   $ 1,300       --      $    918    $ 3,497
Cash discount allowances                   314      --         --           125        189
Co-op advertising and volume
   rebate allowances                     6,977    12,283       --        13,588      5,672
Allowance for cellular deactivations     1,666      --         --           303      1,363
Reserve for warranties and product
   repair costs                          4,975     2,316       --         3,223      4,068
                                       -------   -------   --------    --------    -------
                                       $17,047   $15,899       --      $ 18,157    $14,789
                                       =======   =======   ========    ========    =======

1998

Allowance for doubtful accounts        $ 3,497   $   581       --      $  1,134    $ 2,944
Cash discount allowances                   189      --         --            19        170
Co-op advertising and volume
   rebate allowances                     5,672    12,129       --         9,664      8,137
Allowance for cellular deactivations     1,363      --         --           488        875
Reserve for warranties and product
   repair costs                          4,068     2,306       --         2,289      4,085
                                       -------   -------   --------    --------    -------
                                       $14,789   $15,016       --      $ 13,594    $16,211
                                       =======   =======   ========    ========    =======

1999

Allowance for doubtful accounts        $ 2,944   $ 3,342       --      $   (641)   $ 5,645
Cash discount allowances                   170        49       --          --          219
Co-op advertising and volume
   rebate allowances                     8,137    12,122       --        (9,122)    11,137
Allowance for cellular deactivations       875       386       --          --        1,261
Reserve for warranties and product
   repair costs                          4,085     4,486       --          (800)     7,771
                                       -------   -------   --------    --------    -------
                                       $16,211   $20,385       --      $(10,563)   $26,033
                                                      =======         =======        =======      =========        =======