Form 10-Q
period 2000-02-29
AUDIOVOX CORP
filed 2000-04-14
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                   February 29, 2000
                                    -----------------


Commission file number              0-28839
                                    -----------------


                              AUDIOVOX CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                            13-1964841
-------------------------------------------                ------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

150 Marcus Blvd., Hauppauge, New York                                  11788
------------------------------------------------------------   ----------------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (631) 231-7750
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

                    Yes   X                                      No
                       -------

Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

           Class                            Outstanding at April 11, 2000

           Class A Common Stock                      20,245,865 Shares
           Class B Common Stock                       2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X
                                                                           Page
                                                                          Number

PART I        FINANCIAL INFORMATION

ITEM 1        Financial Statements:

              Consolidated Balance Sheets at November 30,
              1999 and February 29, 2000 (unaudited)                       3

              Consolidated Statements of Income
              for the Three Months Ended February 28, 1999
              and February 29, 2000 (unaudited)                            4

              Consolidated Statements of Cash Flows
              for the Three Months Ended February 28, 1999
              and February 29, 2000 (unaudited)                            5

              Notes to Consolidated Financial Statements                  6-9

ITEM 2        Management's Discussion and Analysis of
              Financial Operations and Results of
              Operations                                                 10-21

PART II       OTHER INFORMATION

ITEM 6        Reports on Form 8-K                                         21

              SIGNATURES                                                  22

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                   November 30,      February 29,
                                                                      1999              2000
                                                                   ------------      ------------
                                                                                      (unaudited)
Assets
Current assets:
   Cash                                                            $      5,527    $     12,231
   Accounts receivable, net                                             237,272         168,538
   Inventory, net                                                       136,554         193,144
   Receivable from vendor                                                 9,327          12,119
   Prepaid expenses and other current assets                              7,940           9,955
   Deferred income taxes, net                                             7,675           8,296
                                                                   ------------       ---------
         Total current assets                                           404,295         404,283
Investment securities                                                    30,401          25,905
Equity investments                                                       13,517          13,905
Property, plant and equipment, net                                       19,629          19,725
Excess cost over fair value of assets acquired
  and other intangible assets, net                                        5,661           5,564
Other assets                                                              1,580           1,160
                                                                   ------------       ---------
                                                                   $    475,083       $ 470,542
                                                                   ============       =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                $     76,382    $     55,103
   Accrued expenses and other current liabilities                        29,068          24,505
   Income taxes payable                                                   8,777           6,752
   Bank obligations                                                      15,993           8,315
   Documentary acceptances                                                1,994            --
                                                                   ------------    ------------
         Total current liabilities                                      132,214          94,675
Bank obligations                                                        102,007          33,591
Deferred income taxes, net                                                8,580           7,283
Long-term debt                                                            5,932           5,581
Capital lease obligation                                                  6,279           6,274
                                                                   ------------    ------------
         Total liabilities                                              255,012         147,404
                                                                   ------------    ------------
Minority interest                                                         3,327           3,463
                                                                   ------------    ------------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                      2,500           2,500
   Common stock:
       Class A; 30,000,000 authorized; 17,827,946 and
          20,142,246   issued at November 30, 1999 and
          February 29,2000, respectively; 17,206,909 and
          19,521,209 outstanding at November 30, 1999 and
          February 29, 2000, respectively                                   179             202
       Class B convertible; 10,000,000 authorized;
          2,260,954 issued                                                   22              22
   Paid-in capital                                                      149,278         247,121
   Retained earnings                                                     63,142          68,443
   Accumulated other comprehensive income                                 5,165           4,929
   Gain on hedge of available-for-sale securities, net                      929             929
   Treasury stock, at cost, 621,037 Class A common stock
     November 30, 1999 and February 29, 2000                             (4,471)         (4,471)
                                                                   ------------    -------------
         Total stockholders' equity                                     216,744         319,675
                                                                   ------------    ------------
Commitments and contingencies
         Total liabilities and stockholders' equity                $    475,083    $    470,542
                                                                   ============    ============



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
       For the Three Months Ended February 28, 1999 and February 29, 2000
                 (In thousands, except share and per share data)
                                   (unaudited)



                                                                      Three Months Ended
                                                                 February 28,    February 29,
                                                                     1999           2000
                                                                 ------------    ------------

Net sales                                                        $    210,266    $    340,156

Cost of sales                                                         184,046         305,288
                                                                 ------------    ------------

Gross profit                                                           26,220          34,868
                                                                 ------------    ------------

Operating expenses:
   Selling                                                              8,685          10,359
   General and administrative                                           9,161          11,048
   Warehousing, assembly and repair                                     3,172           4,380
                                                                 ------------    ------------

       Total operating expenses                                        21,018          25,787
                                                                 ------------    ------------

Operating income                                                        5,202           9,081
                                                                 ------------    ------------

Other income (expense):
   Interest and bank charges                                           (1,107)         (2,639)
   Equity in income of equity investments, management fees and
       related income, net                                                621             982
   Gain on sale of investments                                            239             328
   Other, net                                                             132           1,021
                                                                 ------------    ------------

       Total other expense, net                                          (115)           (308)
                                                                 ------------    ------------

Income before provision for income taxes                                5,087           8,773

Provision for income taxes                                              2,105           3,473
                                                                 ------------    ------------

Net income                                                       $      2,982    $      5,300
                                                                 ============    ============

Net income per common share (basic)                              $       0.16    $       0.27
                                                                 ============    ============

Net income per common share (diluted)                            $       0.16    $       0.25
                                                                 ============    ============

Weighted average number of common shares outstanding (basic)       19,021,472      19,951,186
                                                                 ============    ============
Weighted average number of common shares outstanding (diluted)     19,277,942      21,575,569
                                                                 ============    ============












See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           Three Months Ended February 28, 1999 and February 29, 2000
                                 (In thousands)
                                   (unaudited)


                                                                         February 28,  February 29,
                                                                            1999          2000
                                                                         ------------  -----------

Cash flows from operating activities:
   Net income                                                              $  2,982    $  5,300
   Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
       Depreciation and amortization                                            718         860
       Provision for (recovery of) bad debt expense                             109         (74)
       Equity in income of equity investments, management fees and
          related income, net                                                  (628)       (990)
       Minority interest                                                       (140)        135
       Gain on sale of investments                                             (239)       (328)
       Deferred income tax benefit                                             --        (1,289)
       Provision for unearned compensation                                       48        --
       (Gain) loss on disposal of property, plant and equipment, net              4          (1)
   Change in:
       Accounts receivable                                                   (2,675)     68,627
       Inventory                                                              6,344     (56,731)
       Accounts payable, accrued expenses and other current liabilities      (1,451)    (25,517)
       Receivable from vendor                                                (4,591)     (2,792)
       Income taxes payable                                                   2,083      (2,025)
       Prepaid expenses and other, net                                          524        (834)
                                                                           --------    --------
          Net cash provided by (used in) operating activities                 3,088     (15,659)
                                                                           --------    --------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                           (1,304)       (903)
   Net proceeds from sale of investment securities                            1,777       3,103
   Proceeds from distribution from equity investment                            202         338
                                                                           --------    --------
          Net cash provided by investing activities                             675       2,538
                                                                           --------    --------

Cash flows from financing activities:
   Net repayments under line of credit agreements                            (8,706)    (76,024)
   Net repayments  under documentary acceptances                                 (1)     (1,994)
   Principal payments on capital lease obligation                               (16)         (5)
   Proceeds from exercise of stock options and warrants                        --           166
   Net proceeds from follow-on offering                                        --        97,677
                                                                           --------    --------
          Net cash (used in) provided by financing activities                (8,723)     19,820
                                                                           --------    --------

Effect of exchange rate changes on cash                                          (5)          5
                                                                           --------    --------
Net increase (decrease) in cash                                              (4,965)      6,704
Cash at beginning of period                                                   9,398       5,527
                                                                           --------    --------
Cash at end of period                                                      $  4,433    $ 12,231
                                                                           ========    ========





See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Three Months Ended February 28, 1999 and February 29, 2000

             (Dollars in thousands, except share and per share data)

(1)      Basis of Presentation

         The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of November 30, 1999 and February 29, 2000, the consolidated statements of income for the three month periods ended February 28, 1999 and February 29, 2000, and the consolidated statements of cash flows for the three months ended February 28, 1999 and February 29, 2000. The interim figures are not necessarily indicative of the results for the year.

         Accounting  policies adopted by the Company are identified in Note 1 of
         the  Notes  to  Consolidated   Financial  Statements  included  in  the
         Company's 1999 Annual Report filed on Form 10-K.

(2)      Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:


                                                             Three Months Ended
                                                        February 28,   February 29,
                                                            1999            2000
                                                        -----------      ----------

Cash paid during the period:
     Interest (excluding bank charges)                       $ 445            $2,500
     Income taxes                                            $ 178            $6,247

         During the first quarters ended February 28, 1999 and February 29, 2000, the Company recorded a net unrealized holding gain (loss) relating to available-for-sale marketable securities, net of deferred taxes, of $5,025 and $(1,082), respectively, as a component of accumulated other comprehensive income.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(3)      Net Income Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:


                                                                        Three Months Ended
                                                                     February 28,  February 29,
                                                                        1999          2000
                                                                     -----------   -----------
Net income (numerator for basic income per share)                    $     2,982   $     5,300
Interest on 6 1/4% convertible subordinated debentures, net of tax            21            10
                                                                     -----------   -----------
Adjusted net income (numerator for diluted income per share)         $     3,003   $     5,310
                                                                     ===========   ===========
Weighted average common shares (denominator for basic income per
   share)                                                             19,021,472    19,951,186
Effect of dilutive securities:
   6 1/4% convertible subordinated debentures                            128,192        57,627
   Employee stock options and stock warrants                              47,478     1,553,106
   Employee stock grants                                                  80,800        13,650
                                                                     -----------   -----------
Weighted average common and potential common shares outstanding
   (denominator for diluted income per share)                         19,277,942    21,575,569
                                                                     ===========   ===========
Basic income per common share                                        $      0.16   $      0.27
                                                                     ===========   ===========
Diluted income per common share                                      $      0.16   $      0.25
                                                                     ===========   ===========

         Employee stock options and stock warrants totaling 1,695,300 for the quarter ended February 28, 1999 were not included in the net income per common share calculation because their effect would have been anti-dilutive. There were no anti-dilutive stock options or stock warrants for the quarter ended February 29, 2000.

(4)      Comprehensive Income

         The accumulated other comprehensive income of $5,165 and $4,929 at November 30, 1999 and February 29, 2000, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized gain on the Company's available-for-sale investment securities of $9,929 and $8,847 at November 30, 1999 and February 29, 2000, respectively, and the accumulated foreign currency translation adjustment of $(4,764) and $(3,918) at November 30, 1999 and February 29, 2000, respectively.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The Company's total comprehensive income was as follows:


                                                          Three Months Ended
                                                       February 28,  February 29,
                                                          1999          2000
                                                       ------------  ------------

Net income                                                $ 2,982    $ 5,300
                                                          -------    -------
Other comprehensive income:
   Foreign currency translation adjustments                    49        846
   Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during
           period, net of tax                               5,173       (879)
       Less: reclassification adjustment for gains
          realized in net income, net of tax                 (148)      (203)
                                                          -------    -------
       Net unrealized gains (losses)                        5,025     (1,082)
                                                          -------    -------
Other comprehensive income, net of tax                      5,074       (236)
                                                          -------    -------
Total comprehensive income                                $ 8,056    $ 5,064
                                                          =======    =======

         The change in net unrealized gain (loss) on marketable securities presented above of $5,025 and $(1,082) for the periods ended February 28, 1999 and February 29, 2000 is net of tax of $3,080 and $(663),
         respectively. The reclassification adjustment presented above is net of tax expense of $91 and $125 for the three months ended February 28, 1999 and February 29, 2000, respectively.

(5)      Segment Information

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

         The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are jointly used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. Segment identifiable assets are those which are directly used in or identified to segment operations.

         Effective December 1, 1999, a non-Quintex retail operation, previously reported in the Wireless segment, has been included in the other category.


                                                                                   Consolidated
                                 Wireless    Electronics    Other      Corporate      Totals

First Quarter 1999
Net sales                        $ 162,725    $  44,942   $   2,599         --      $ 210,266
Intersegment sales (purchases)      (1,297)       1,335         (38)        --           --
Pre-tax income (loss)                3,431        1,815          92    $    (251)       5,087
Total assets                       120,505       75,024       4,115       83,089      282,733


First Quarter 2000
Net sales                        $ 276,624    $  60,519   $   3,013         --      $ 340,156
Intersegment sales (purchases)      (1,036)       1,077         (41)        --           --
Pre-tax income (loss)                5,639        3,230          99    $    (195)       8,773
Total assets                       261,869      112,998       4,174       91,501      470,542

(6)      Follow-on Offering

         In February 2000, the Company sold, pursuant to an underwritten public offering, 2,300,000 shares of its Class A common stock as a price of $45.00 per share. The Company received $97,677 in net proceeds after deducting underwriting commission and offering expenses. The net proceeds from the offering were used to repay a portion of amounts outstanding under the revolving credit facility.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         The Company markets its products under the Audiovox brand as well as private labels to a large and diverse network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. The Wireless Group consists of Audiovox Communications Corp. (ACC), a 95%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and, to a lesser extent, carriers overseas. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service. For the first three months of 2000, sales through Quintex were $12,115 or 4.4% of the Wireless Group sales. Quintex receives activation commissions and residual fees from retail sales, in addition to a monthly residual payment which is based upon a percentage of the customer's usage.

     The Electronics Group consists of Audiovox Electronics (AE), a division of Audiovox, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A., which are majority-owned subsidiaries. The Electronics Group markets automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios and in-vehicle video systems. Sales are made through an extensive distribution network of mass merchandisers, power retailers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain statements of income data for the Company expressed as a percentage of net sales:

                                                           Percentage of Net Sales
                                                             Three Months Ended
                                                          February 28, February 29,
                                                               1999         2000
                                                           ----------  ------------
Net sales:

     Wireless
        Wireless products                                      72.7%    78.8%
        Activation commissions                                  3.3      2.0
        Residual fees                                           0.4      0.1
        Other                                                   0.8      0.4
                                                              -----    -----
           Total Wireless                                      77.4     81.3
                                                              -----    -----

     Electronics
        Sound                                                   7.2      6.4
        Mobile electronics                                     12.1      9.1
        Consumer electronics                                    2.1      2.3
                                                              -----    -----
           Total Electronics                                   21.4     17.8
                                                              -----    -----
     Other                                                      1.2      0.9
                                                              -----    -----
           Total net sales                                    100.0    100.0

Cost of sales                                                  87.5     89.7
                                                              -----    -----
Gross profit                                                   12.5     10.3

Selling                                                         4.1      3.0
General and administrative                                      4.4      3.2
Warehousing, assembly and repair                                1.5      1.3
                                                              -----    -----
        Total operating expenses                               10.0      7.5
                                                              -----    -----
Operating income                                                2.5      2.7

Interest and bank charges                                       0.5      0.8
Income in equity investments, management fees and related
     income, net                                                0.3      0.3
Gain on sale of investments                                     0.1      0.1
Other income                                                    0.1      0.3
Income before provision for income taxes                        3.7      2.4
Provision for income taxes                                      1.0      1.0
                                                              -----    -----
Net income                                                      1.4%     1.6%
                                                              =====    =====

Consolidated Results
Three months ended February 28, 1999 compared to three months ended February 29, 2000

         The net sales and percentage of net sales by product line and marketing group for the three months ended February 28, 1999 and February 29, 2000 are reflected in the following table:

                                             Three Months Ended
                                     February 28,         February 29,
                                          1999                 2000
                                 ------------------  ------------------
Net sales:
     Wireless
        Wireless products        $153,049      72.8% $267,968      78.8%
        Activation commissions      7,007       3.3     6,736       2.0
        Residual fees                 889       0.4       484       0.1
        Other                       1,780       0.8     1,436       0.4
                                 --------     -----  --------     -----
           Total Wireless         162,725      77.4   276,624      81.3
                                 --------     -----  --------     -----
     Electronics
        Sound                      15,043       7.2    21,727       6.4
        Mobile electronics         25,508      12.1    31,079       9.1
        Consumer electronics        4,391       2.1     7,713       2.3
                                 --------     -----  --------     -----
           Total Electronics       44,942      21.4    60,519      17.8
     Other                          2,599       1.2     3,013       0.9
                                 --------     -----  --------     -----
           Total                 $210,266     100.0% $340,156     100.0%
                                 ========     =====  ========     =====

         Net sales for the first quarter of 2000 were $340,156, an increase of $129,890, or 61.7%, from 1999. The increase in net sales was in both the Wireless and Electronics Groups. Sales from our Malaysian subsidiary were unchanged from 1999 at approximately $4,300. Sales in Venezuela increased 44.7% over last year. Gross margins were 10.3% in 2000 compared to 12.5% in 1999. Operating expenses increased to $25,787 from $21,018, a 22.7% increase. However, as a percentage of sales, operating expenses decreased to 7.6% in 2000 from 10.0% in 1999. Operating income for 2000 was $9,081 compared to $5,202 in 1999, an increase of $3,879 or 74.6%.

Wireless Results
Three months ended February 28, 1999 compared to three months ended February 29, 2000

     The Wireless Group is composed of ACC and Quintex, both subsidiaries of the Company.

     The following table sets forth for the periods indicated certain income statement data for the Wireless Group as expressed as a percentage of net sales:


                                         Three Months Ended

                                February 28,            February 29,
                                     1999                  2000
                             -------------------    -------------------

Net sales:
     Products                $ 153,049     94.1%    $ 267,968     96.9%
     Activations                 7,007      4.3         6,736      2.4
     Residuals                     889      0.5           484      0.2
     Other                       1,780      1.1         1,436      0.5
                             ---------    -----     ---------    -----
                               162,725    100.0       276,624    100.0
                             ---------    -----     ---------    -----
Gross profit                    15,404      9.5        20,960      7.6
Total operating expenses        10,561      6.5        12,411      4.5
                             ---------    -----     ---------    -----
Operating income                 4,843      3.0         8,549      3.1
Other expense                   (1,412)    (0.9)       (2,910)    (1.1)
                             ---------    -----     ---------    -----
Pre-tax income               $   3,431      2.1%    $   5,639      2.0%
                             =========    =====     =========    =====

           Net sales were $276,624 in the first quarter of 2000, an increase of $113,899, or 70.0%, from last year. Unit sales of wireless handsets increased by 775,000 units in 2000, or 71.7%, to approximately 1,856,000 units from 1,081,000 units in 1999. This increase was attributable to sales of portable, digital products. The addition of new suppliers also provided a variety of new digital, wireless products that contributed to the sales increase. The average selling price of handsets increased to $140 per unit in 2000 from $134 per unit in 1999. The number of new wireless subscriptions processed by Quintex increased 16.0% in 2000, but with a corresponding decrease in activation commissions of approximately $271 in 2000. The average commission received by Quintex per activation decreased by approximately 17.1% in 2000 from 1999. Unit gross profit margins decreased to 6.3% in 2000 from 7.4% in 1999, reflecting the higher average unit cost of the newer portable phones, partially offset by the increase in unit selling price. This also reflects the competitive nature of the wireless marketplace and the pressure of supporting various wireless carrier programs and promotions. Operating expenses increased to $12,411 from $10,561. As a percentage of net sales, however, operating expenses decreased to 4.5% during 2000 compared to 6.5% in 1999. Selling expenses increased $645 from last year, primarily in advertising, divisional marketing and trade show expense, partially offset by decreases in commissions. General and administrative expenses increased during 2000 by $551 from 1999, primarily in salaries, temporary personnel and professional fees. Warehousing and assembly expenses increased by $654 during 2000 from last year, primarily due to an increase in tooling expenses and direct labor. Operating income for 2000 was $8,549 compared to last year's $4,843, and increase of $3,706 or 76.5%.

         Management believes that the wireless industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future.

Electronics Results
Three months ended February 28, 1999 compared to three months ended February 29, 2000

         The following table sets forth for the periods indicated certain income statement data and percentage of net sales by product line for the Electronics
Group:

                                          Three Months Ended

                               February 28,          February 29,
                                  1999                   2000
                             ------------------   ----------------------
Net sales:
     Sound                    $ 15,043    33.5%    $ 21,727    35.9%
     Mobile electronics         25,508    56.8       31,079    51.4
     Consumer electronics        4,391     9.8        7,713    12.7
                             ---------   -----     --------   -----
        Total net sales         44,942   100.0       60,519   100.0
                             ---------   -----     --------   -----
Gross profit                     9,198    20.5       12,229    20.2
Total operating expenses         6,734    15.0        8,764    14.5
                             ---------   -----     --------   -----
Operating income                 2,464     5.5        3,465     5.7
Other expense                     (649)   (1.4)        (235)   (0.4)
                             ---------   -----     --------   -----
Pre-tax income                $  1,815     4.0%    $  3,230     5.3%
                              ========   =====     ========   =====


         Net sales increased $15,577 compared to last year, an increase of 34.7%. Automotive sound sales increased 44.4% from last year, primarily in AV and Prestige Audio product categories, partially offset by decreases in SPS models. Mobile electronics sales increased 21.8% compared to last year, primarily due to an increase in mobile video sales of approximately $8,700, partially offset by declines in Protector Hardgoods. Consumer electronics sales also increased 75.7% from last year to $7,713. Net sales in the Company's Malaysian subsidiary were unchanged from last year at approximately $4,300. The Company's Venezuelan subsidiary also experienced an increase of 44.7% in sales, over last year. Gross margins decreased to 20.2% in 2000 from 20.5% in 1999. Operating expenses increased $2,030 from last year. Selling expenses increased from last year by $917, primarily in advertising and divisional marketing. General and administrative expenses increased from 1999 by

$710, primarily in occupancy costs, depreciation, salaries and office expenses. Warehousing and assembly expenses increased from 1999 by $403, primarily in tooling and field warehousing, partially offset by a decrease in direct labor. Operating income was $3,465 compared to last year's $2,464, an increase of $1,001 or 40.6%.

         The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Other Income and Expense

         Interest expense and bank charges increased by $1,532 for the three months ended February 29, 2000 compared to the same period last year. The increase in interest expense and bank charges is due to higher average borrowings. Equity in income of equity investments increased $361 for the three months ended February 29, 2000 compared to the same period last year. A major component of equity in income of equity investments is income recorded for Audiovox Specialty Applications, LLC. The Company received $579 of reimbursement of expenses incurred in previous years on behalf of The Protector Corporation, a 50%-owned equity investment, which has been included in other, net in the accompanying consolidated statements of income. The Company also recorded currency translation gains of $251 during the quarter.

Provision for Income Taxes

         The effective tax rate decreased for the three months ended February 29, 2000 compared to the same period last year principally due to changes in the proportion of domestic and foreign earnings and benefits from reduced state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at February 29, 2000 increased $6,704 from the November 30, 1999 level. Operating activities used $15,659, primarily from increases in inventory of $56,731 and decreases in accounts payable of $25,517, partially offset by a decrease of $68,827 in accounts receivable. Accounts receivable days on hand decreased to 53 days at February 29, 2000 from 61 days at February 28, 1999. Inventory days on hand increased from 35 days last year to 69 days this year. The increase in inventory value and days on hand were due to an end of quarter shipment of one specific phone that was still afloat on February 29, 2000. Investing activities provided $2,537, primarily from the sale of investment securities, partially offset by the purchase of property, plant and equipment. Financing activities provided $19,820, primarily from the proceeds of the follow-on offering offset by repayments on the line of credit agreement.

         On July 28, 1999, the Company entered into the Fourth Amended and Restated Credit Agreement (the Revised Credit Agreement) which superseded the Third Amended and Restated Credit Agreement in its entirety. The major changes in the Revised Credit Agreement included an increase in the maximum aggregate amount of borrowings from $112,500 to $200,000. Effective December 20, 1999, the Company amended the credit agreement to increase its maximum borrowings to $250,000. The amended and restated credit agreement contains covenants requiring, among other things, minimum quarterly and annual levels of pre-tax income and net worth. Further, the Company may not incur a pre-tax loss in excess of $1,000 for any fiscal quarter and may not incur a pre-tax loss for two consecutive fiscal quarters. In addition, the Company must maintain a net worth base amount of $175,000, plus 50% of consolidated net income for each fiscal year ending on or after November 30, 1999. Further, the Company must, at all times, maintain a debt to worth ratio of not more than

1.75 to 1. The amended and restated credit agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. The amended and restated credit agreement expires on July 28, 2004.
         The Company's ability to borrow under its credit facility is conditioned on a formula that takes into account the amount and quality of its accounts receivable and inventory. The Company's obligations under the credit agreement are guaranteed by its subsidiaries and are secured by its accounts receivable.

         The Company also has revolving credit facilities in Malaysia to finance additional working capital needs. The Malaysian credit facilities are partially secured by the Company under two standby letters of credit and one standby letter of credit and are payable upon demand or upon expiration of the standby letters of credit on August 31, 2000 and January 15, 2001, respectively. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd.

         In February 2000, the Company completed a follow on offering of 3,565,000 Class A common shares at a price to the public of $45.00 per share. Of the 3,565,000 shares sold, the Company offered 2,300,000 and 1,265,000 were offered by selling shareholders. Audiovox received approximately $97,677 after deducting expenses. The Company used these net proceeds to repay a portion of amounts outstanding under their revolving credit facility, any portion of which can be reborrowed at any time. The Company did not receive any of the net proceeds from the sale of shares by the selling shareholders.

         The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 2000 and for the reasonable foreseeable future.

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

PART II - OTHER INFORMATION
Item 6    REPORTS ON FORM 8-K
          -------------------
         During the first quarter, the Registrant filed one report on Form 8-K. The Form 8-K dated January 10, 2000 and filed January 13, 2000 reported that the Company had announced that its Class A Common Stock would begin trading on the NASDAQ Stock Market on January 13, 2000 under the symbol VOXX and that the Company had executed an amendment to the Credit Agreement to increase its bank credit facility to $250 million, up from $200 million. The Company also announced its earnings for the fourth quarter and the fiscal year ended November 30, 1999.

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

Dated: April 14, 2000

                                              By:s/Charles M. Stoehr
                                                    Charles M. Stoehr
                                                    Senior Vice President and
                                                    Chief Financial Officer