Form 10-Q
period 2000-05-31
AUDIOVOX CORP
filed 2000-07-17
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                              May 31, 2000
                                    -----------------------------


Commission file number                    0-28839
                           ---------------------------------


                              AUDIOVOX CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                         13-1964841
-------------------------------------------             -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

150 Marcus Blvd., Hauppauge, New York                               11788
------------------------------------------------------   ----------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code                (631) 231-7750
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

           Class                                    Outstanding at July 11, 2000

           Class A Common Stock                            20,262,558 Shares
           Class B Common Stock                            2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X

                                                                                    Page
                                                                                   Number


PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at November 30,
                  1999 and May 31, 2000 (unaudited)                                     3

                  Consolidated Statements of Income for the
                  Three and Six Months Ended May 31, 1999
                  and May 31, 2000 (unaudited)                                          4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended May 31, 1999
                  and May 31, 2000 (unaudited)                                          5

                  Notes to Consolidated Financial Statements                          6-13

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                                          14-30

PART II           OTHER INFORMATION

ITEM 4            Submission of Matters to a Vote of Security Holders                 30-31

ITEM 6            Exhibits and Reports on Form 8-K                                     31

                  SIGNATURES                                                           32

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                               November 30,     May 31,
                                                                                  1999           2000
                                                                              ------------    ------------
                                                                                               (unaudited)
Assets
Current assets:
   Cash                                                                       $      5,527    $     23,304
   Accounts receivable, net                                                        237,272         201,164
   Inventory, net                                                                  136,554         192,746
   Receivable from vendor                                                            9,327          12,954
   Prepaid expenses and other current assets                                         7,940           8,979
   Deferred income taxes, net                                                        7,675           7,926
                                                                              ------------    ------------
         Total current assets                                                      404,295         447,073
Investment securities                                                               30,401           8,261
Equity investments                                                                  13,517          13,304
Property, plant and equipment, net                                                  19,629          27,298
Excess cost over fair value of assets acquired and other intangible assets,
  net                                                                                5,661           5,467
Other assets                                                                         1,580           1,902
                                                                              ------------    ------------
                                                                              $    475,083    $    503,305
                                                                              ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                           $     76,382    $     73,329
   Accrued expenses and other current liabilities                                   29,068          27,537
   Income taxes payable                                                              8,777           8,609
   Bank obligations                                                                 15,993           7,472
   Notes payable                                                                      --             6,068
   Documentary acceptances                                                           1,994            --
                                                                              ------------    ------------
         Total current liabilities                                                 132,214         123,015
Bank obligations                                                                   102,007          42,693
Deferred income taxes, net                                                           8,580           1,879
Long-term debt                                                                       5,932           5,404
Capital lease obligation                                                             6,279           6,270
Deferred compensation                                                                 --             2,240
                                                                              ------------    ------------
         Total liabilities                                                         255,012         181,501
                                                                              ------------    ------------
Minority interest                                                                    3,327           2,870
                                                                              ------------    ------------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                 2,500           2,500
   Common stock:
       Class A; 60,000,000 authorized; 17,827,946 and 19,606,383
         issued at November 30, 1999 and May 31, 2000, respectively;
         17,206,909   and 18,985,346 outstanding at November 30, 1999 and
         May 31, 2000, respectively                                                    179             202
       Class B convertible; 10,000,000 authorized; 2,260,954 issued                     22              22
   Paid-in capital                                                                 149,278         247,751
   Retained earnings                                                                63,142          75,355
   Accumulated other comprehensive income (loss)                                     5,165          (2,890)
   Gain on hedge of available-for-sale securities, net                                 929             465
   Treasury stock, at cost, 621,037 Class A common stock November 30,
       1999 and May 31, 2000, respectively                                          (4,471)         (4,471)
                                                                              ------------    ------------
         Total stockholders' equity                                                216,744         318,934
                                                                              ------------    ------------
Commitments and contingencies
         Total liabilities and stockholders' equity                           $    475,083    $    503,305
                                                                              ============    ============

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                 For the Three and Six Months Ended May 31, 1999
                  and May 31, 2000 (In thousands, except share
                               and per share data)
                                   (unaudited)



                                                         Three Months Ended                Six Months Ended
                                                              May 31,                         May 31,
                                                         1999           2000            1999            2000
                                                    ------------    ------------    ------------    ------------

Net sales                                           $    242,069    $    381,634    $    452,335    $    721,790

Cost of sales                                            213,348         344,503         397,394         649,791
                                                    ------------    ------------    ------------    ------------

Gross profit                                              28,721          37,131          54,941          71,999
                                                    ------------    ------------    ------------    ------------

Operating expenses:

   Selling                                                 9,557          10,952          18,242          21,310
   General and administrative                             10,437          12,511          19,598          23,559
   Warehousing, assembly and repair                        3,507           4,657           6,679           9,038
                                                    ------------    ------------    ------------    ------------

       Total operating expenses                           23,501          28,120          44,519          53,907
                                                    ------------    ------------    ------------    ------------

Operating income                                           5,220           9,011          10,422          18,092
                                                    ------------    ------------    ------------    ------------

Other income (expense):

   Gain on issuance of subsidiary shares                   3,800            --             3,800            --
   Interest and bank charges                                (863)         (1,668)         (1,970)         (4,307)
   Equity in income of equity investments,
       management fees and related income, net               673             789           1,301           1,779
   Gain on sale of investments                             1,657           1,943           1,896           2,274
   Gain on hedge of available-for-sale securities           --               750            --               750
   Other, net                                                193             246             318           1,255
                                                    ------------    ------------    ------------    ------------

       Total other income, net                             5,460           2,060           5,345           1,751
                                                    ------------    ------------    ------------    ------------

Income before provision for income taxes                  10,680          11,071          15,767          19,843

Provision for income taxes                                 4,226           4,160           6,331           7,631
                                                    ------------    ------------    ------------    ------------

Net income                                          $      6,454    $      6,911    $      9,436    $     12,212
                                                    ============    ============    ============    ============

Net income per common share (basic)                 $       0.34    $       0.32    $       0.50    $       0.58
                                                    ============    ============    ============    ============

Net income per common share (diluted)               $       0.34    $       0.30    $       0.49    $       0.54
                                                    ============    ============    ============    ============

Weighted average number of common shares
   outstanding (basic)                                19,023,964      21,851,543      19,022,718      20,896,115
                                                    ============    ============    ============    ============
                                                      19,302,033      23,398,551      19,289,988      22,481,811
                                                    ============    ============    ============    ============
Weighted average number of common shares
   outstanding (diluted)





See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Six Months Ended May 31, 1999 and May 31, 2000
                                 (In thousands)
                                   (unaudited)

                                                                           May 31,     May 31,
                                                                            1999         2000
                                                                           --------    --------
Cash flows from operating activities:
   Net income                                                              $  9,436    $ 12,212
   Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
       Gain on issuance of subsidiary shares                                 (3,800)       --
       Gain on hedge of available-for-sale securities                          --          (750)
       Depreciation and amortization                                          1,450       1,777
       Provision for bad debt expense                                           637         572
       Equity in income of equity investments, management fees and
          related income, net                                                (1,301)     (1,779)
       Minority interest                                                       (367)        402
       Gain on sale of investments                                           (1,896)     (2,274)
       Deferred income tax benefit (expense)                                  1,753      (1,498)
       (Gain) loss on disposal of property, plant and equipment, net              4          (4)
   Change in:
       Accounts receivable                                                  (14,835)     35,076
       Inventory                                                             (2,287)    (56,507)
       Accounts payable, accrued expenses and other current liabilities      13,887      (4,009)
       Receivable from vendor                                                (7,035)     (3,627)
       Income taxes payable                                                   2,433         924
       Deferred compensation                                                   --         2,240
       Investment securities trading                                           --        (2,240)
       Prepaid expenses and other, net                                        2,124        (802)
                                                                           --------    --------
          Net cash provided by (used in) operating activities                   203     (20,287)
                                                                           --------    --------

Cash flows from investing activities:
   Proceeds from issuance of subsidiary shares                                5,000        --
   Purchases of property, plant and equipment, net                           (2,782)     (9,322)
   Net proceeds from sale of investment securities                            6,439      12,957
   Purchase of convertible debentures                                        (8,280)       --
   Proceeds from distribution from equity investment                            782         927
   Proceeds from transfer of shares of equity investment                       --           922
                                                                           --------    --------
          Net cash provided by investing activities                           1,159       5,484
                                                                           --------    --------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreements                3,047     (67,727)
   Payment of dividend                                                         --          (859)
   Net repayments  under documentary acceptances                               (944)     (1,994)
   Principal payments on capital lease obligation                               (32)         (9)
   Proceeds from exercise of stock options and warrants                        --           509
   Repurchase of Class A common stock                                          (747)       --
   Net proceeds from follow-on offering                                        --        96,623
   Issuance of notes payable                                                   --         6,068
                                                                           --------    --------
          Net cash provided by financing activities                           1,324      32,611
                                                                           --------    --------
Effect of exchange rate changes on cash                                         (25)        (31)
                                                                           --------    --------
Net increase in cash                                                          2,661      17,777
Cash at beginning of period                                                   9,398       5,527
                                                                           --------    --------
Cash at end of period                                                      $ 12,059    $ 23,304
                                                                           ========    ========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            Three and Six Months Ended May 31, 1999 and May 31, 2000

             (Dollars in thousands, except share and per share data)

(1)      Basis of Presentation

          The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of November 30, 1999 and May 31, 2000, the consolidated statements of income for the three and six month periods ended May 31, 1999 and May 31, 2000, and the consolidated statements of cash flows for the six months ended May 31, 1999 and May 31, 2000. The interim figures are not necessarily indicative of the results for the year.

          Accounting policies adopted by the Company are identified in Note 1 of the Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report filed on Form 10-K.

(2)      Supplemental Cash Flow Information

          The following is supplemental information relating to the consolidated statements of cash flows:


                                                          Six Months Ended
                                                     May 31,             May 31,
                                                      1999                2000
                                                     -------             -------

Cash paid during the period:
     Interest (excluding bank charges)               $1,423              $3,503
     Income taxes                                    $2,655              $7,662

          During the six months ended May 31, 1999 and May 31, 2000, the Company recorded a net unrealized holding gain (loss) relating to available-for-sale marketable securities, net of deferred taxes, of $1,695 and $(8,512), respectively, as a component of accumulated other comprehensive income (loss).

          During the six months ended May 31, 2000, the Company recorded a reduction to income taxes payable of $1,090 for the tax benefit of stock option exercises.

          During the six months ended May 31,2000, $274 of its $65,000 6 1/4% subordinated debentures were converted into 15,480 shares of Class A common stock.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(3)      Net Income Per Common Share

          A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:


                                                  Three Months Ended            Six Months Ended
                                                        May 31,                      May 31,
                                                  1999            2000       1999           2000
                                              -----------   -----------   -----------   -----------
Net income (numerator for basic income
   per share)                                 $     6,454   $     6,911   $     9,436   $    12,212
Interest on 6 1/4% convertible subordinated
   debentures, net of tax                              21             7            42            16
                                              -----------   -----------   -----------   -----------
Adjusted net income (numerator for diluted
   income per share)                          $     6,475   $     6,918   $     9,478   $    12,228
                                              ===========   ===========   ===========   ===========
Weighted average common shares
   (denominator for basic income per
   share)                                      19,023,964    21,851,543    19,022,718    20,896,115
Effect of dilutive securities:
   6 1/4% convertible subordinated
        debentures                                128,192        42,146       128,192        49,887
   Employee stock options and stock
        warrants                                   69,077     1,500,904        58,278     1,527,005
   Employee stock grants                           80,800         3,958        80,800         8,804
                                              -----------   -----------   -----------   -----------
Weighted average common and potential
   common shares outstanding
   (denominator for diluted income per
   share)                                      19,302,033    23,398,551    19,289,988    22,481,811
                                              ===========   ===========   ===========   ===========
Basic income per share                        $      0.34   $      0.32   $      0.50   $      0.58
                                              ===========   ===========   ===========   ===========
Diluted income per share                      $      0.34   $      0.30   $      0.49   $      0.54
                                              ===========   ===========   ===========   ===========

          Employee stock options and stock warrants totaling 1,595,300 for the quarter ended May 31, 1999 were not included in the net income per common share calculation because their effect would have been anti-dilutive. There were no anti-dilutive stock options or stock warrants for the quarter ended May 31, 2000.

(4)      Comprehensive Income (Loss)

          The accumulated other comprehensive income (loss) of $5,165 and $(2,890) at November 30, 1999 and May 31, 2000, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized gain on the Company's available-for-sale investment securities of $9,929 and $1,417 at November 30, 1999 and May 31, 2000, respectively, and the accumulated foreign currency translation adjustment of $(4,764) and $(4,307) at

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          November 30, 1999 and May 31, 2000, respectively.

          The Company's total comprehensive income (loss) was as follows:


                                                   Three Months           Six Months
                                                      Ended                  Ended
                                                     May 31,                May 31,
                                                 1999        2000        1999        2000
                                               --------    --------    --------    --------

Net income                                     $  6,454    $  6,911    $  9,436    $ 12,212
Other comprehensive income (loss):
   Foreign currency translation
       adjustments                                  172        (389)        221         457
   Unrealized gains (losses) on
       securities:
       Unrealized holding gains (losses)
           arising during period, net of tax     (2,303)     (6,223)      2,871      (7,102)
       Less: reclassification adjustment
          for gains realized in net income,
          net of tax                             (1,027)     (1,207)     (1,176)     (1,410)
                                               --------    --------    --------    --------
       Net unrealized gains (losses)             (3,330)     (7,430)      1,695      (8,512)
                                               --------    --------    --------    --------
Other comprehensive income (loss), net
   of tax                                        (3,158)     (7,819)      1,916      (8,055)
                                               --------    --------    --------    --------
Total comprehensive income (loss)              $  3,296    $   (908)   $ 11,352    $  4,157
                                               ========    ========    ========    ========

          The change in the net unrealized gains (losses) arising during the period presented above are net of tax benefit (expense) of $(2,041) and $(4,554) for the three months ended May 31, 1999 and 2000, respectively, and $1,039 and $(5,217) for the six months ended May 31, 1999 and 2000, respectively. The reclassification adjustment presented above is net of tax expense of $630 and $736 for the three months ended May 31, 1999 and 2000, respectively, and $720 and $864 for the six months ended May 31, 1999 and 2000, respectively.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. During the three months ended May 31, 2000, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. Segment identifiable assets are those which are directly used in or identified to segment operations.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          Effective December 1, 1999, a non-Quintex retail operation, previously reported in the Wireless segment, has been included in the other category.


                                                                                    Elimin-    Consolidated
                                 Wireless     Electronics  Other       Corporate    ations        Totals
Three Months Ended
   May 31, 1999
Net sales                        $ 186,195    $  53,117   $   2,757         --           --      $ 242,069
Intersegment sales (purchases)      (1,307)       1,664        (357)        --           --           --
Pre-tax income                       4,534        2,649           1    $   3,496         --         10,680

Three Months Ended
   May 31, 2000
Net sales                        $ 312,064    $  65,885   $   3,685         --           --      $ 381,634
Intersegment sales (purchases)      (1,069)       1,958        (889)        --           --           --
Pre-tax income (loss)                7,171        3,801         (14)   $     113         --         11,071

Six Months Ended
   May 31, 1999
Net sales                        $ 348,920    $  98,059   $   5,356         --           --      $ 452,335
Intersegment sales (purchases)      (2,604)       2,998        (394)        --           --           --
Pre-tax income                       7,965        4,464          93    $   3,245         --         15,767
Total assets                       151,653       59,110       4,172      197,328    $(100,075)     312,188

Six Months Ended
   May 31, 2000
Net sales                        $ 588,688    $ 126,404   $   6,698         --           --      $ 721,790
Intersegment sales (purchases)      (2,105)       3,035        (930)        --           --           --
Pre-tax income (loss)               12,810        7,031          85    $     (83)        --         19,843
Total assets                       325,589       79,552       4,776      334,907    $(241,519)     503,305

(6)      Follow-on Offering

          In February 2000, the Company sold, pursuant to an underwritten public offering, 2,300,000 shares of its Class A common stock at a price of $45.00 per share. The Company received $96,623 in net proceeds after deducting underwriting commission and offering expenses. The net proceeds from the offering were used to repay a portion of amounts outstanding under the revolving credit facility.

(7)      Sale/Leaseback Transaction

          During the quarter ended May 31, 2000, the Company incorporated AX Japan, Inc. (AX Japan), a wholly-owned subsidiary, with 60,000,000 Yen (approximately $564). In April 2000, AX Japan purchased land and a building (herein referred to as the Property) from Shintom Co., Ltd. (Shintom) for 770,000,000 Yen (approximately $7,300) and entered into

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          a leaseback agreement whereby Shintom has leased the Property from AX Japan for a one- year period. This lease is being accounted for as an operating lease by AX Japan. Shintom is a stockholder who owns all of the outstanding preferred stock of the Company and is a manufacturer of products purchased by the Company through its equity investment, TALK Corporation (TALK). The Company currently holds stock in Shintom and has previously invested in Shintom convertible debentures.

          The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building have been included in property, plant and equipment, and the loans have been recorded as notes payable on the accompanying consolidated balance sheets as of May 31, 2000. Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bear interest at 5% per annum, and principle is payable in equal monthly installments over a six- month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl are subordinated completely to the loan from the Company, and, in liquidation, the Company receives payment first.

          Upon the expiration of six months after the transfer of the title to the Property to AX Japan, Shintom has the option to repurchase the Property or purchase all of the shares of stock of AX Japan. These options can be extended for one additional six month period. The option to repurchase the building is at a price of 770,000,000 Yen plus the equity capital of AX Japan (which in no event can be less than 60,000,000 Yen) and can only be made if Shintom settles any rent due AX Japan pursuant to the lease agreement. The option to purchase the shares of stock of AX Japan is at a price not less than the aggregate par value of the shares and, subsequent to the purchase of the shares, AX Japan must repay the outstanding loan due to the Company. If Shintom does not exercise its option to repurchase the Property or the shares of AX Japan, or upon occurrence of certain events, AX Japan can dispose of the Property as it deems appropriate. The events which result in the ability of AX Japan to be able to dispose of the Property include Shintom petitioning for bankruptcy, failing to honor a check, failing to pay rent, etc. If Shintom fails, or at any time becomes financially or otherwise unable to exercise its option to repurchase the Property, Vitec has the option to repurchase the Property or purchase all of the shares of stock of AX Japan under similar terms as the Shintom options.

          AX Japan has the option to delay the repayment of the loans for an additional six months if Shintom extends its options to repurchase the Property or stock of AX Japan.

          In connection with this transaction, the Company received 100,000,000 Yen ($922)from Shintom for its 2,000 shares of TALK stock. The Company has the option to repurchase the shares of TALK at a purchase price of 50,000 Yen per share, with no expiration date. Given

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          the option to repurchase the shares of TALK, the Company has not surrendered control over the shares of TALK and, accordingly, has not accounted for this transaction as a sale.

(8)      Audiovox Communications Corp.  Dividend

          In February 2000, the Board of Directors of Audiovox Communications Corp. (ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a 95% shareholder, and Toshiba Corporation (Toshiba), a 5% shareholder. During the quarter ended May 31, 2000, ACC paid Toshiba its share of the dividend, which approximated $859.

(9)      Investment Securities

          The Company entered into an equity collar on September 26, 1997 to hedge some of the unrealized gains associated with its investment in CellStar. The equity collar provided that on September 26, 1998, the Company can put 100,000 shares of CellStar to the counter party to the equity collar (the bank) at $38 per share in exchange for the bank being able to call the 100,000 shares of CellStar at $51 per share. The Company has designated this equity collar as a hedge of 100,000 of its shares in CellStar being that it provides the Company with protection against the market value of CellStar shares falling below $38. Given the high correlation of the changes in the market value of the item being hedged to the item underlying the equity collar, the Company applied hedge accounting for this equity collar. The equity collar is recorded on the balance sheet at fair value with gains and losses on the equity collar reflected as a separate component of equity. During 1998, the Company sold its equity collar for $1,499. Also during 1998, the CellStar stock split two-for-one, resulting in the equity collar hedging 200,000 shares of CellStar stock. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a separate component of stockholders' equity.

          During the quarter ended May 31, 2000, the Company sold 100,000 shares of CellStar common stock, yielding net proceeds of approximately $581, and a gain, net of taxes, of approximately $263.

          In connection with the sale of the CellStar shares, the Company recognized other income of $750 ($465 net of taxes) representing one-half of the net gain on the hedge of the available-for-sale securities.

(10)     Capital Structure

          On April 6, 2000, the stockholders approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Class A common stock, par value $.01, from 30,000,000 to 60,000,000.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          In April 2000, the shareholders of the Company approved the 1999 Stock Compensation Plan and Employee Stock Purchase Plan. These plans have similar provisions to the existing Stock Compensation and Employee Stock Purchase Plans.

(11)     Deferred Compensation Plan

          Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for a select group of management or highly-compensated employees. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plan. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company. The investments, which amounted to $2,240 at May 31, 2000, have been classified as trading securities and are included in investment securities on the accompanying consolidated balance sheet as of May 31, 2000. The return on these underlying investments will determine the amount of earnings credited to the employees. The Company has the option of amending or terminating the Plan at any time. The deferred compensation liability is reflected as long-term liability on the accompanying consolidated balance sheet as of May 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     The Company markets its products under the Audiovox brand as well as private labels to a large and diverse network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. The Wireless Group consists of Audiovox Communications Corp. (ACC), a 95%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and, to a lesser extent, carriers overseas. Quintex is a subsidiary for the direct sale of handsets, accessories and wireless telephone service. For the first six months of 2000, sales through Quintex were $25,000 or 4.2% of the Wireless Group sales. Quintex receives activation commissions and residual fees from retail sales, in addition to a monthly residual payment which is based upon a percentage of the customer's usage.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain statements of income data for the Company expressed as a percentage of net sales:

                                                    Percentage of Net Sales
                                            Three Months Ended   Six Months Ended
                                             May 31,   May 31,   May 31,   May 31,
                                              1999      2000      1999      2000
                                             ------    ------    ------    ------
Net sales:
     Wireless
        Wireless products                     73.5%     79.5%     73.2%     79.2%
        Activation commissions                 2.3       1.8       2.8       1.9
        Residual fees                          0.4       0.1       0.4       0.1
        Other                                  0.7       0.4       0.7       0.4
                                             ------    ------    ------    ------
           Total Wireless                     76.9      81.8      77.1      81.6
                                             ------    ------    ------    ------

     Electronics
        Sound                                  6.8       4.7       7.0       5.5
        Mobile electronics                    11.9       9.7      12.0       9.4
        Consumer electronics                   3.2       2.8       2.7       2.6
                                             ------    ------    ------    ------
           Total Electronics                  21.9      17.2      21.7      17.5
     Other                                     1.1       1.0       1.2       0.9
                                             ------    ------    ------    ------
           Total net sales                   100.0%    100.0%    100.0%    100.0%
Cost of sales                                 88.1      90.3      87.9      90.0
                                             ------    ------    ------    ------
Gross profit                                  11.9       9.7      12.1      10.0

Selling                                        3.9       2.9       4.0       2.9
General and administrative                     4.3       3.3       4.3       3.3
Warehousing, assembly and repair               1.5       1.2       1.5       1.3
                                             ------    ------    ------    ------
        Total operating expenses               9.7       7.4       9.8       7.5
                                             ------    ------    ------    ------
Operating income                               2.2       2.3       2.3       2.5

Gain on issuance of subsidiary shares          1.6        --       0.8       --
Interest and bank charges                     (0.4)     (0.4)     (0.4)     (0.6)
Income in equity investments, management
     fees and related income, net              0.3       0.2       0.3       0.2
Gain on sale of investments                    0.7       0.4       0.4       0.3
Gain on hedge of available-for-sale
     securities                                 --       0.2       --        0.1
Other                                           --       0.2       --        0.2
                                             ------    ------    ------    ------
Income before provision for income taxes       4.4       2.9       3.5       2.7
Provision for income taxes                     1.7       1.1       1.4       1.0
                                             ------    ------    ------    ------
Net income                                     2.7%      1.8%      2.1%      1.7%
                                             ======    ======    ======    ======

Consolidated Results
Three months ended May 31, 1999 compared to three months ended May 31, 2000

     The net sales and percentage of net sales by product line and marketing group for the three months ended May 31, 1999 and May 31, 2000 are reflected in the following table:

                                     Three Months Ended
                                  May 31,           May 31,
                                  1999               2000
                            ------------------- -------------------

Net sales:
Wireless
   Wireless products        $177,889      73.5% $303,363      79.5%
   Activation commissions      5,629       2.3     7,003       1.8
   Residual fees                 935       0.4       273       0.1
   Other                       1,742       0.7     1,425       0.4
                            --------     ------ --------     ------
      Total Wireless         186,195      76.9   312,064      81.8
                            --------     ------ --------     ------
Electronics
   Sound                      16,528       6.8    17,897       4.7
   Mobile electronics         28,853      11.9    37,116       9.7
   Consumer electronics        7,736       3.2    10,872       2.8
                            --------     ------ --------     ------
      Total Electronics       53,117      21.9    65,885      17.2
Other                          2,757       1.1     3,685       1.0
                            --------     ------ --------     ------
      Total                 $242,069     100.0% $381,634     100.0%
                            ========     ====== ========     ======

     Net sales for the second quarter of 2000 were $381,634, an increase of $139,565, or 57.7%, from 1999. The increase in net sales was in both the Wireless and Electronics Groups. Sales from our Malaysian subsidiary declined slightly from 1999 by approximately $214 or 3.9%. Sales in Venezuela increased $894, or 26.6%, over last year. Gross margins were 9.7% in 2000 compared to 11.9% in 1999. Operating expenses increased to $28,120 from $23,501, a 19.7% increase. However, as a percentage of sales, operating expenses decreased to 7.4% in 2000 from 9.7% in 1999. Operating income for 2000 was $9,011 compared to $5,220 in 1999, an increase of $3,791 or 72.6%.

Six months ended May 31, 1999 compared to six months ended May 31, 2000

     The net sales and percentage of net sales by product line and marketing group for the six months ended May 31, 1999 and May 31, 2000 are reflected in the following table:

                                      Six Months Ended
                                  May 31,           May 31,
                                  1999               2000
                            ------------------- -------------------
Net sales:
     Wireless
   Wireless products        $330,938      73.2% $571,331      79.2%
   Activation commissions     12,636       2.8    13,739       1.9
   Residual fees               1,824       0.4       757       0.1
   Other                       3,522       0.7     2,861       0.4
                            --------     ------ --------     ------
      Total Wireless         348,920      77.1   588,688      81.6
                            --------     ------ --------     ------
Electronics
   Sound                      31,571       7.0    39,624       5.5
   Mobile electronics         54,361      12.0    68,195       9.4
   Consumer electronics       12,127       2.7    18,585       2.6
                            --------     ------ --------     ------
      Total Electronics       98,059      21.7   126,404      17.5
Other                          5,356       1.2     6,698       0.9
                            --------     ------ --------     ------
      Total                 $452,335     100.0% $721,790     100.0%
                            ========     ====== ========     ======

     Net sales were $721,790 for 2000, an increase of $269,455, or 59.6%, from 1999. The increase in net sales was in both the Wireless and Electronics Groups. Sales from our Malaysian subsidiary declined from 1999 by approximately $199 or 2.1%. Sales in Venezuela increased $1,916 or 34% over last year. Gross margins were 10.0% in 2000 compared to 12.1% in 1999. Operating expenses increased to $53,907 from $44,519, a 21.1% increase. However, as a percentage of sales, operating expenses decreased to 7.5% in 2000 from 9.8% in 1999. Operating income for 2000 was $18,092 compared to $10,422 in 1999, an increase of $7,670 or 73.6%.

Wireless Results
Three    months  ended May 31, 1999  compared to three months ended May 31, 2000

     The Wireless Group is composed of ACC and Quintex, both subsidiaries of the Company.

     The following table sets forth for the periods indicated certain income statement data for the Wireless Group as expressed as a percentage of net sales:

                                             Three Months Ended
                                   May 31,                        May 31,
                                    1999                           2000
                             -----------------------    -----------------------

Net sales:
     Products                $ 177,889         95.6%    $ 303,363         97.2%
     Activations                 5,629          3.0         7,003          2.2
     Residuals                     935          0.5           273          0.1
     Other                       1,742          0.9         1,425          0.5
                             ---------        ------    ---------        ------
                               186,195        100.0       312,064        100.0
                             ---------        ------    ---------        ------
Gross profit                    16,778          9.0        22,350          7.2
Total operating expenses        11,059          5.9        13,016          4.2
                             ---------        ------    ---------        ------
Operating income                 5,719          3.1         9,334          3.0
Other expense                   (1,185)        (0.6)       (2,163)        (0.7)
                             ---------        ------    ---------        ------
Pre-tax income               $   4,534          2.4%    $   7,171          2.3%
                             =========        ======    =========        ======

     Net sales were $312,064 in the second quarter of 2000, an increase of $125,869, or 67.6%, from last year. Unit sales of wireless handsets increased by 667,000 units in 2000, or 54.0%, to approximately 1,896,000 units from 1,229,000 units in 1999. This increase was attributable to increased sales of digital handsets and was partially offset by a decrease in analog handsets. The average selling price of handsets increased to $153 per unit in 2000 from $140 per unit in 1999. The number of new wireless subscriptions processed by Quintex increased 34% in 2000, with a corresponding increase in activation commissions of approximately $1,374 in 2000. However, the average commission received by Quintex per activation decreased by approximately 7.1% in 2000 from 1999. Unit gross profit margins decreased to 5.3% in 2000 from 7.7% in 1999, reflecting the higher average unit cost of the newer digital phones, partially offset by the increase in unit selling price. This also reflects the competitive nature of the wireless marketplace and the pressure of supporting various wireless carrier programs and promotions. Operating expenses increased to $13,016 from $11,059. As a percentage of net sales, however, operating expenses decreased to 4.2% during 2000 compared to 5.9% in 1999. Selling expenses decreased from last year, primarily in advertising and divisional marketing, partially offset by increases in commissions. General and administrative expenses increased from 1999, primarily in salaries, temporary personnel and bad debt expenses. Warehousing and assembly expenses increased during 2000 from last year, primarily due to an increase in direct labor. Operating income for 2000 was $9,334 compared to last year's $5,719, and increase of $3,615 or 63.2%.

Six months ended May 31, 1999 compared to six months ended May 31, 2000

     The Wireless Group is composed of ACC and Quintex, both subsidiaries of the Company.

     The following table sets forth for the periods indicated certain income statement data for the Wireless Group as expressed as a percentage of net sales:

                                               Six Months Ended
                                   May 31,                        May 31,
                                    1999                           2000
                             -----------------------    -----------------------

Net sales:
     Products                $ 330,938         94.8%    $ 571,331         97.1%
     Activations                12,636          3.6        13,739          2.3
     Residuals                   1,824          0.5           757          0.1
     Other                       3,522          1.0         2,861          0.5
                             ---------        ------    ---------        ------
                               348,920        100.0       588,688        100.0
                             ---------        ------    ---------        ------
Gross profit                    32,182          9.2        43,310          7.4
Total operating expenses        21,620          6.2        25,427          4.3
                             ---------        ------    ---------        ------
Operating income                10,562          3.0        17,883          3.1
Other expense                   (2,597)        (0.7)       (5,073)        (0.9)
                             ---------        ------    ---------        ------
Pre-tax income               $   7,965          2.3%    $  12,810          2.2%
                             =========        ======    =========        ======

           Net sales were $588,688 for the six months ended May 31, 2000, an increase of $239,768, or 68.7%, from last year. Unit sales of wireless handsets increased by 1,442,000 units in 2000, or 62.4%, to approximately 3,752,000 units from 2,310,000 units in 1999. This increase was attributable to sales of digital handsets. The addition of new suppliers also provided a variety of new digital, wireless products that contributed to the sales increase. The average selling price of handsets increased to $147 per unit in 2000 from $137 per unit in 1999. The number of new wireless subscriptions processed by Quintex increased 22.2% in 2000, with a corresponding increase in activation commissions of approximately $1,097 in 2000. The average commission received by Quintex per activation decreased by approximately 11.4% in 2000 from 1999. Unit gross profit margins decreased to 5.8% in 2000 from 7.5% in 1999, reflecting the higher average unit cost of the newer portable phones, partially offset by the increase in unit selling price. This also reflects the competitive nature of the wireless marketplace and the pressure of supporting various wireless carrier programs and promotions. Operating expenses increased to $25,427 from $21,620. As a percentage of net sales, however, operating expenses decreased to 4.3% during 2000 compared to 6.2% in 1999. Selling expenses increased from last year, primarily in advertising, divisional marketing, trade show expense and commissions. General and administrative expenses increased during 2000 from 1999, primarily in salaries, temporary personnel and bad debt expenses. Warehousing and assembly expenses increased during 2000 from last year, primarily in tooling expenses and direct labor. Operating income for 2000 was $17,883 compared to last year's $10,562, an increase of $7,321 or 69.3%.
         Management believes that the wireless industry is extremely competitive. This competition could affect gross margins and the carrying value of inventories in the future, particularly with the continuing shift to digital technologies from analog. As the market for digital products becomes stronger and if the market for analog phones continues to decline, the Company may be required to adjust the carrying value of its remaining analog inventory.

Electronics Results
Three months ended May 31, 1999 compared to three months ended May 31, 2000

     The following table sets forth for the periods indicated certain income statement data and percentage of net sales by product line for the Electronics
Group:

                                              Three Months Ended
                                   May 31,                        May 31,
                                    1999                           2000
                             -----------------------    -----------------------

Net sales:
     Sound                    $ 16,528         31.1%    $ 17,897         27.2%
     Mobile electronics         28,853         54.3       37,116         56.3
     Consumer electronics        7,736         14.6       10,872         16.5
                              --------        ------    --------        ------
        Total net sales         53,117        100.0       65,885        100.0
                              --------        ------    --------        ------
Gross profit                    10,564         19.9       12,987         19.7
Total operating expenses         7,659         14.4        9,001         13.7
                              --------        ------    --------        ------
Operating income                 2,905          5.5        3,986          6.0
Other expense                     (256)        (0.5)        (185)        (0.3)
                              --------        ------    --------        ------
Pre-tax income                $  2,649          5.0%    $  3,801          5.8%
                              ========        ======    ========        ======


         Net sales increased $12,768 compared to last year, an increase of 24.0%. Automotive sound sales increased 8.3% from last year to $17,897. Mobile electronics sales increased 28.6% compared to last year, primarily due to an increase in mobile video sales of approximately $10,850, partially offset by declines in Protector Hardgoods. Consumer electronics sales also increased 40.5% from last year to $10,872 due to increased sales of FRS products. Net sales in the Company's Malaysian subsidiary declined from last year by approximately $214. The Company's Venezuelan subsidiary experienced an increase of 26.6% in sales, over last year. Gross margins were 19.7% in 2000 and 19.9% in 1999. Operating expenses increased $1,342 from last year, while decreasing to 13.7% of sales from last year's 14.4% of sales.. Selling expenses increased from last year, primarily in advertising and divisional marketing. General and administrative expenses increased from 1999, primarily in office salaries, payroll taxes and benefits, depreciation, and office expenses. Warehousing and assembly expenses increased from 1999, primarily in field warehousing, partially offset by a decrease in direct labor. Operating income was $3,986 compared to last year's $2,905, an increase of $1,081 or 37.2%.

Six months ended May 31, 1999 compared to six months ended May 31, 2000

     The following table sets forth for the periods indicated certain income statement data and percentage of net sales by product line for the Electronics
Group:

                                          Six Months Ended
                                   May 31,                        May 31,
                                    1999                           2000
                             -----------------------    -----------------------

Net sales:
     Sound                    $ 31,571         32.2%    $  39,624         31.3%
     Mobile electronics         54,361         55.4        68,195         54.0
     Consumer electronics       12,127         12.4        18,585         14.7
                              --------        ------    --------        ------
        Total net sales         98,059        100.0       126,404        100.0
                              --------        ------    --------        ------
Gross profit                    19,762         20.2        25,216         19.9
Total operating expenses        14,393         14.7        17,765         14.1
                              --------        ------    ---------       ------
Operating income                 5,369          5.5         7,451          5.9
Other expense                     (905)        (0.9)         (420)        (0.3)
                              --------        ------    --------        ------
Pre-tax income                $  4,464          4.6%    $   7,031          5.6%
                              ========        ======    =========       ======


     Net sales increased $28,345 compared to last year, an increase of 28.9%. Automotive sound sales increased 25.5% from last year, primarily in AV and Prestige Audio product categories. Mobile electronics sales increased 25.4% compared to last year, primarily due to an increase in mobile video sales of approximately $19,600, partially offset by declines in Protector Hardgoods. Consumer electronics sales also increased 53.3% from last year to $18,585 due to increased sales of FRS products. Net sales in the Company's Malaysian subsidiary declined from last year by approximately

$199. The Company's Venezuelan subsidiary experienced an increase of 34% in sales, over last year. Gross margins decreased to 19.9% in 2000 from 20.2% in 1999. Operating expenses increased $3,372 from last year. As a percentage of sales, however, operating expenses decreased to 14.1% from last year's 14.7%. Selling expenses increased from last year, primarily in advertising and divisional marketing. General and administrative expenses increased from 1999, primarily in occupancy costs, depreciation, salaries and office expenses. Warehousing and assembly expenses increased from 1999, primarily in tooling and field warehousing, partially offset by a decrease in direct labor. Operating income was $7,451 compared to last year's $5,369, an increase of $2,082 or 38.8%.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Other Income and Expense

     Interest expense and bank charges increased by $805 and $2,337 for the three and six months ended May 31, 2000, respectively, compared to the same periods last year. The increase in interest expense and bank charges is due to higher average borrowings to finance increases in inventories and accounts receivable. Equity in income of equity investments increased $116 and $478 for the three and six months ended May 31, 2000, respectively, compared to the same periods last year. A major component of equity in income of equity investments for the six months ended May 31, 2000 is income recorded for Audiovox Specialty Applications, LLC. In addition, during the first quarter, the Company received $579 of reimbursement of expenses incurred in previous years on behalf of The Protector Corporation, a 50%-owned equity investment, which has been included in other, net in the accompanying consolidated statements of income. The Company also recorded currency translation (loss) gain of ($51) and $200 during the three and six month periods ended May 31, 2000, respectively.

     For the three and six months ended May 31, 2000, the Company exercised its option to convert Shintom debentures into shares of Shintom common stock. The Company then sold the Shintom common stock, yielding net proceeds of $9,242 and $12,398 and gains of $1,522 and $1,850 for the three and six months ended May 31, 2000, respectively. During the quarter ended May 31, 2000, the Company sold 100,000 shares of CellStar common stock, yielding net proceeds of approximately $581, and a gain, net of taxes, of approximately $263.

     The Company had entered into an equity collar on September 26, 1997 to hedge some of the unrealized gains associated with its investment in CellStar. Given the high correlation of the changes in the market value of the item being hedged to the item underlying the equity collar, the Company applied hedge accounting for this equity collar. The equity collar was recorded on the balance sheet at fair value with gains and losses on the equity collar reflected as a separate component of equity. During 1998, the Company sold its equity collar for $1,499. Also during 1998, the CellStar stock split two-for-one, resulting in the equity collar hedging 200,000 shares of CellStar stock. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which was reflected as a separate component of stockholders' equity. In connection with the sale of the CellStar shares, the Company recognized other income of $750 ($465 net of taxes) representing one-half of the net gain on the hedge of the available-for-sale securities.

Provision for Income Taxes

     The effective tax rate for the three and six months ended May 31, 2000 was 37.6% and 38.5% compared to last year's 39.5% and 40.1%. These decreases were principally due to changes in the proportion of domestic and foreign earnings and benefits from reduced state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at May 31, 2000 increased $17,777 from the November 30, 1999 level. Operating activities used $20,287, primarily from increases in inventory of $56,507 and decreases in accounts payable of $4,009, partially offset by a decrease of $35,076 in accounts receivable. Accounts receivable days on hand decreased to 50 days at May 31, 2000 from 51 days at May 31, 1999. Inventory days on hand increased from 30 days last year to 54 days this year. The increase in inventory value and days on hand was primarily in the Wireless Group. Investing activities provided $5,484, primarily from the sale of investment securities, partially offset by the purchase of property, plant and equipment. Financing activities provided $32,611, primarily from the proceeds of the follow-on offering offset by repayments on the line of credit agreement. In addition, financing activities were further offset by the payment of a dividend of $859 to Toshiba Corporation, a 5% shareholder of Audiovox Communications Corp.

         During the quarter ended May 31, 2000, the Company purchased land and a building (the Property) located in Japan for approximately $7,300 from Shintom Co., Ltd. (Shintom). The purchase of the Property was partially financed with the proceeds of subordinated loans from third parties of approximately $6,068. Concurrently with the purchase of the Property, the Company entered into a one year leaseback agreement with Shintom. The loans bear 5% interest per annum, and principle is payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans (See Note 7).

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

     The Company's ability to borrow under its credit facility is conditioned on a formula that takes into account the amount and quality of its accounts receivable and inventory. The Company's obligations under the credit agreement are guaranteed by its subsidiaries and are secured by its accounts receivable and inventory.

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

     In February 2000, the Company completed a follow on offering of 3,565,000 Class A common shares at a price to the public of $45.00 per share. Of the 3,565,000 shares sold, the Company offered 2,300,000 shares and 1,265,000 shares were offered by selling shareholders. Audiovox received approximately $96,623 after deducting expenses. The Company used these net proceeds to repay a portion of amounts outstanding under their revolving credit facility, any portion of which can be reborrowed at any time. The Company did not receive any of the net proceeds from the sale of shares by the selling shareholders.

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

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25 (Opinion 25). This interpretation clarifies the application of Opinion 25 for certain issues. The effects of applying this interpretation are required to be recognized on a prospective basis from July 1, 2000. While management has not determined the impact of this interpretation, it is not expected to be material to the Company's results of operations.

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


PART II - OTHER INFORMATION
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

     The Annual Meeting of Stockholders of Audiovox Corporation ("the Company") was held on April 6, 2000 at the Smithtown Sheraton, Seminar Room, 110 Vanderbilt Motor Parkway, Smithtown, New York.

     Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors for the following matters:

          o    To elect a Board of eight Directors;
          o    To adopt the 1999 Stock Compensation Plan;
          o    To adopt the Executive Officer Bonus Plan;
          o    To adopt the Employee Stock Purchase Plan; and,
          o    To approve the Amended and Restated Certificate of Incorporation.

     There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement and all of such nominees were elected. Class A nominee

Paul C. Kreuch, Jr. received 16,179,268 votes and 881,096 votes were withheld. Class A nominee Dennis F. McManus received 16,179,368 votes and 880,996 votes were withheld.

     Class A and Class B nominee, John J. Shalam received 38,349,468 votes and 931,096 votes were withheld. Class A and Class B nominee, Philip Christopher received 38,350,368 votes and 930,196 votes were withheld. Class A and Class B nominee, Charles M. Stoehr received 38,349,868 votes and 930,696 votes were withheld. Class A and Class B nominee, Patrick M. Lavelle received 38,349,868 votes and 930,696 votes were withheld. Class A and Class B nominee, Ann M. Boutcher, received 38,229,993 and 1,050,571 votes were withheld. Class A and Class B nominee, Richard A. Maddia received 38,228,158 votes and 1,052,406 votes were withheld.

     With respect to the proposal to adopt the 1999 Stock Compensation Plan, 27,478,815 shares were voted FOR and 7,755,810 shares AGAINST. 63,980 shares abstained from voting.

     With respect to the proposal to adopt the Executive Officer Bonus Plan, 33,264,151 shares were voted FOR, and 1,042,130 shares AGAINST. 73,422 shares abstained from voting.

     With respect to the proposal to adopt the Employee Stock Purchase Plan, 33,264,151 shares were voted FOR, and 1,042,130 shares AGAINST. 51,437 shares abstained from voting.

     With   respect  to  the  proposal  to  approve  the  Amended  and  Restated
Certificate of Incorporation, 38,343,130 shares were voted FOR, and 876,789 shares AGAINST. No shares abstained from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits - Exhibit 27. Financial Data Schedule May 31, 2000

          (b) Reports on Form 8-K - No reports were filed on Form 8-K during the quarter ended May 31, 2000.

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

Dated: July 17, 2000

                                            By:s/Charles M. Stoehr
                                                  Charles M. Stoehr
                                                  Senior Vice President and
                                                  Chief Financial Officer