Form 10-Q
period 2000-08-31
AUDIOVOX CORP
filed 2000-10-16
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                    August 31, 2000
                                    ----------------------------------


Commission file number                                        0-28839
                                    ----------------------------------


                              AUDIOVOX CORPORATION
----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                13-1964841
------------------------------------------------------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

150 Marcus Blvd., Hauppauge, New York                  11788
------------------------------------------  --------------------------------
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code              (631) 231-7750
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

                    Yes   X                                      No
                       -------                                     -------

Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

           Class                               Outstanding at October 11, 2000
           -------------------------------------------------------------------

           Class A Common Stock                          20,294,538 Shares
           Class B Common Stock                           2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X

                                                                                 Page
                                                                                Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at November 30,
                  1999 and August 31, 2000 (unaudited)                               3

                  Consolidated Statements of Income for the
                  Three and Nine Months Ended August 31, 1999
                  and August 31, 2000 (unaudited)                                    4

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended August 31, 1999
                  and August 31, 2000 (unaudited)                                    5

                  Notes to Consolidated Financial Statements                       6-13

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                                       14-30

PART II           OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K                                  31

                  SIGNATURES                                                        32

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                         November 30,     August 31,
                                                                            1999            2000
                                                                        -------------   --------------
                                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                            $      5,527    $     60,586
   Accounts receivable, net                                                  237,272         211,118
   Inventory, net                                                            136,554         149,877
   Receivable from vendor                                                      9,327           7,494
   Prepaid expenses and other current assets                                   7,940           9,467
   Deferred income taxes, net                                                  7,675           8,795
                                                                        -------------   --------------
         Total current assets                                                404,295         447,337
Investment securities                                                         30,401           9,820
Equity investments                                                            13,517          13,853
Property, plant and equipment, net                                            19,629          27,187
Excess cost over fair value of assets acquired and
        other intangible assets, net                                           5,661           5,285
Other assets                                                                   1,580           1,800
                                                                        -------------   --------------
                                                                        $    475,083    $    505,282
                                                                        =============   ==============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     $     76,382    $     57,743
   Accrued expenses and other current liabilities                             29,068          78,457
   Income taxes payable                                                        8,777           6,802
   Bank obligations                                                           15,993           6,647
   Notes payable                                                                --             6,055
   Documentary acceptances                                                     1,994            --
                                                                        -------------   --------------
         Total current liabilities                                           132,214         155,704
Bank obligations                                                             102,007            --
Deferred income taxes, net                                                     8,580           2,463
Long-term debt                                                                 5,932           5,457
Capital lease obligation                                                       6,279           6,265
Deferred compensation                                                           --             2,373
                                                                        -------------   --------------
         Total liabilities                                                   255,012         172,262
                                                                        -------------   --------------
Minority interest                                                              3,327           3,277
                                                                        -------------   --------------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                           2,500           2,500
   Common stock:
       Class A; 60,000,000 authorized; 17,827,946 and 20,294,538
       issued at November 30, 1999 and August 31, 2000,  respectively;
       17,206,909   and 19,673,501 outstanding at November 30, 1999 and
       August 31, 2000, respectively                                             179             202
       Class B convertible; 10,000,000 authorized; 2,260,954 issued               22              22
   Paid-in capital                                                           149,278         248,087
   Retained earnings                                                          63,142          85,311
   Accumulated other comprehensive income (loss)                               5,165          (1,908)
   Gain on hedge of available-for-sale securities, net                           929            --
   Treasury stock, at cost, 621,037 Class A common stock November 30,
       1999 and August 31, 2000                                               (4,471)         (4,471)
                                                                        -------------   --------------
         Total stockholders' equity                                          216,744         329,743
                                                                        -------------   --------------
Commitments and contingencies
         Total liabilities and stockholders' equity                     $    475,083    $    505,282
                                                                        =============   ==============

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
     For the Three and Nine Months Ended August 31, 1999 and August 31, 2000
                 (In thousands, except share and per share data)
                                   (unaudited)



                                                        Three Months Ended               Nine Months Ended
                                                              August 31,                     August 31,
                                                        1999             2000            1999            2000
                                                    ------------    ------------    ------------    ------------

Net sales                                           $    296,732    $    470,334    $    749,068    $  1,192,124

Cost of sales                                            261,453         427,587         658,848       1,077,377
                                                    ------------    ------------    ------------    ------------

Gross profit                                              35,279          42,747          90,220         114,747
                                                    ------------    ------------    ------------    ------------

Operating expenses:

   Selling                                                 8,371          10,363          26,613          31,673
   General and administrative                             11,431          12,726          31,029          36,285
   Warehousing, assembly and repair                        3,962           4,600          10,641          13,639
                                                    ------------    ------------    ------------    ------------

       Total operating expenses                           23,764          27,689          68,283          81,597
                                                    ------------    ------------    ------------    ------------

Operating income                                          11,515          15,058          21,937          33,150
                                                    ------------    ------------    ------------    ------------

Other income (expense):

   Gain on issuance of subsidiary shares                    --              --             3,800            --
   Interest and bank charges                                (894)         (1,060)         (2,865)         (5,366)
   Equity in income of equity investments,
       management fees and related income, net               342             474           1,644           2,253
   Gain on sale of investments                              --               541           1,896           2,814
   Gain on hedge of available-for-sale securities           --               749            --             1,499
   Other, net                                               (548)           (335)           (230)            920
                                                    ------------    ------------    ------------    ------------

       Total other income (expense), net                  (1,100)            369           4,245           2,120
                                                    ------------    ------------    ------------    ------------

Income before provision for income taxes                  10,415          15,427          26,182          35,270

Provision for income taxes                                 3,986           5,471          10,317          13,103
                                                    ------------    ------------    ------------    ------------

Net income                                          $      6,429    $      9,956    $     15,865    $     22,167
                                                    ============    ============    ============    ============

Net income per common share (basic)                 $       0.34    $       0.45    $       0.83    $       1.04
                                                    ============    ============    ============    ============

Net income per common share (diluted)               $       0.32    $       0.44    $       0.82    $       0.98
                                                    ============    ============    ============    ============

Weighted average number of common shares
   outstanding (basic)                                19,029,335      21,885,232      19,024,598      21,224,604
                                                    ============    ============    ============    ============
Weighted average number of common shares
   outstanding (diluted)                              19,876,435      22,883,444      19,485,145      22,614,472
                                                    ============    ============    ============    ============







See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              Nine Months Ended August 31, 1999 and August 31, 2000
                                 (In thousands)
                                   (unaudited)

                                                                           August 31,   August 31,
                                                                             1999         2000
                                                                           ---------    ---------
Cash flows from operating activities:
   Net income                                                              $  15,865    $  22,167
   Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
       Gain on issuance of subsidiary shares                                  (3,800)        --
       Gain on hedge of available-for-sale securities                           --         (1,499)
       Depreciation and amortization                                           2,288        2,860
       Provision for bad debt expense                                          1,641        1,443
       Equity in income of equity investments, management fees and
          related income, net                                                 (1,644)      (2,252)
       Minority interest                                                         188          809
       Gain on sale of investments                                            (1,896)      (2,387)
          Gain from the sale of shares of equity investment                     --           (427)
       Deferred income tax benefit (expense)                                     731       (2,106)
       (Gain) loss on disposal of property, plant and equipment, net               3           (6)
          Income tax benefits on exercise of stock options                      --         (1,251)
   Change in:
       Accounts receivable                                                   (34,291)      24,217
       Inventory                                                             (12,974)     (13,626)
       Accounts payable, accrued expenses and other current liabilities       31,056       31,425
       Receivable from vendor                                                 (5,745)       1,833
       Income taxes payable                                                    2,029         (721)
       Investment securities trading                                            --         (2,373)
       Prepaid expenses and other, net                                          (354)       2,524
                                                                           ---------    ---------
          Net cash provided by (used in) operating activities                 (6,903)      60,630
                                                                           ---------    ---------
Cash flows from investing activities:
   Proceeds from issuance of subsidiary shares                                 5,000         --
   Purchases of property, plant and equipment, net                            (4,454)     (10,128)
   Net proceeds from sale of investment securities                            14,016       13,227
   Purchase of convertible debentures                                         (8,280)        --
   Proceeds from distribution from equity investment                           1,143        1,139
   Proceeds from the sale of shares of equity investment                        --            922
                                                                           ---------    ---------
          Net cash provided by investing activities                            7,425        5,160
                                                                           ---------    ---------
Cash flows from financing activities:
   Net repayments of bank obligations                                         (4,194)    (111,223)
   Payment of dividend                                                          --           (859)
   Net borrowings (repayments) under documentary acceptances                   1,092       (1,994)
   Principal payments on capital lease obligation                                (49)         (14)
   Proceeds from exercise of stock options and warrants                         --            734
   Repurchase of Class A common stock                                           (882)        --
   Net proceeds from sale of common stock                                       --         96,573
   Issuance of notes payable                                                    --          6,068
                                                                           ---------    ---------
          Net cash used in financing activities                               (4,033)     (10,715)
                                                                           ---------    ---------
Effect of exchange rate changes on cash                                          (14)         (16)
                                                                           ---------    ---------
Net increase (decrease) in cash                                               (3,525)      55,059
Cash at beginning of period                                                    9,398        5,527
                                                                           ---------    ---------
Cash and cash equivalents at end of period                                 $   5,873    $  60,586
                                                                           =========    =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Three and Nine Months Ended August 31, 1999 and August 31, 2000

             (Dollars in thousands, except share and per share data)

(1)      Basis of Presentation

         The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of November 30, 1999 and August 31, 2000, the consolidated statements of income for the three and nine month periods ended August 31, 1999 and August 31, 2000, and the consolidated statements of cash flows for the nine months ended August 31, 1999 and August 31, 2000. The interim figures are not necessarily indicative of the results for the year.

         Accounting  policies adopted by the Company are identified in Note 1 of
         the  Notes  to  Consolidated   Financial  Statements  included  in  the
         Company's 1999 Annual Report filed on Form 10-K.

(2)      Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:



                                                        Nine Months Ended
                                                  August 31,          August 31,
                                                     1999                2000
                                                    ------              -----

Cash paid during the period:
     Interest (excluding bank charges)              $1,680              $ 4,417
     Income taxes                                   $8,254              $15,380

         During the nine months ended August 31, 1999 and August 31, 2000, the Company recorded a net unrealized holding gain (loss) relating to available-for-sale marketable securities, net of deferred taxes, of $1,216 and $(7,533), respectively, as a component of accumulated other comprehensive income (loss).

         During the nine months ended August 31, 2000, the Company recorded a reduction to income taxes payable and an increase to additional paid in capital for the same amount of $1,251 for the tax benefit of stock option exercises.

         During the nine months ended August 31, 2000, $274 of the original $65,000 6 1/4% subordinated debentures were converted into 15,480 shares of Class A common stock.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(3)      Net Income Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:


                                                  Three Months Ended          Nine Months Ended
                                                      August 31,                 August 31,
                                                  1999         2000            1999            2000
                                              -----------   -----------    -----------   -----------
Net income (numerator for basic income
   per share)                                 $     6,429   $     9,956   $    15,865   $    22,167
Interest on 6 1/4% convertible subordinated
   debentures, net of tax                              21             7            63            24
                                              -----------   -----------    -----------   -----------
Adjusted net income (numerator for diluted
   income per share)                          $     6,450   $     9,963   $    15,928   $    22,191
                                              ===========   ===========   ===========   ===========
Weighted average common shares
   (denominator for basic income per
   share)                                      19,029,335    21,885,232    19,024,598    21,224,604
Effect of dilutive securities:
   6 1/4% convertible subordinated
        debentures                                128,192        42,147       128,192        47,307
   Employee stock options and stock
        warrants                                  645,458       953,075       254,005     1,335,695
   Employee stock grants                           73,450         2,990        78,350         6,866
                                              -----------   -----------   -----------   -----------
Weighted average common and potential
   common shares outstanding
   (denominator for diluted income per
   share)                                      19,876,435    22,883,444    19,485,145    22,614,472
                                              ===========   ===========   ===========   ===========
Basic income per share                        $      0.34   $      0.45   $      0.83   $      1.04
                                              ===========   ===========   ===========   ===========
Diluted income per share                      $      0.32   $      0.44   $      0.82   $      0.98
                                              ===========   ===========   ===========   ===========

         Employee stock options and stock warrants totaling 210,250 and 1,166,950 for the three and nine months ended August 31, 1999, respectively, were not included in the net income per common share calculation because their effect would have been anti-dilutive. There were no anti-dilutive stock options or stock warrants for the three or nine months ended August 31, 2000.

(4)      Comprehensive Income

         The accumulated other comprehensive income (loss) of $5,165 and $(1,908) at November 30, 1999 and August 31, 2000, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized gain on the Company's available-for-sale investment securities of $9,929 and $2,396 at November 30, 1999 and August 31, 2000, respectively,

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         and the accumulated foreign currency translation adjustment of $(4,764) and $(4,304) at November 30, 1999 and August 31, 2000, respectively.

         The Company's total comprehensive income was as follows:


                                                     Three Months          Nine Months
                                                        Ended                Ended
                                                      August 31,            August 31,
                                                 1999        2000        1999        2000
                                               --------    --------    --------    --------


Net income                                     $  6,429    $  9,956    $ 15,865    $ 22,167
Other comprehensive income (loss):
   Foreign currency translation
       adjustments                                 (108)          3         113         460
                                               --------    --------    --------    --------
   Unrealized gains (losses) on
       securities:
       Unrealized holding gains (losses)
           arising during period, net of tax     (2,911)      1,314         (40)     (5,788)
       Less: reclassification adjustment
          for gains realized in net income,
          net of tax                               --          (335)     (1,176)     (1,745)
                                               --------    --------    --------    --------
       Net unrealized gains (losses)             (2,911)        979      (1,216)     (7,533)
                                               --------    --------    --------    --------
Other comprehensive income (loss), net
   of tax                                        (3,019)        982      (1,103)     (7,073)
                                               --------    --------    --------    --------
Total comprehensive income                     $  3,410    $ 10,938    $ 14,762    $ 15,094
                                               ========    ========    ========    ========

         The change in the net unrealized gains (losses) arising during the period presented above are net of tax benefit or expense of $(1,784) and $600 for the three months ended August 31, 1999 and 2000, respectively, and $(745) and $(4,617) for the nine months ended August 31, 1999 and 2000, respectively. The reclassification adjustment presented above is net of tax expense of $206 for the three months ended August 31, 2000 and $720 and $1,069 for the nine months ended August 31, 1999 and 2000, respectively.

(5)      Segment Information

         The Company has two reportable segments which are organized by products: Wireless and Electronics. The Wireless segment markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers. The Electronics segment sells autosound, mobile electronics and consumer electronics, primarily to mass merchants, power retailers, specialty retailers, new car dealers,

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          original equipment manufacturers (OEM), independent installers of automotive accessories and the U.S. military.

         The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. During the nine months ended August 31, 2000, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. Segment identifiable assets are those which are directly used in or identified to segment operations.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         Effective December 1, 1999, a non-Quintex retail operation, previously reported in the Wireless segment, has been included in the Electronics segment.


                                                                                         Consolidated
                                 Wireless     Electronics    Corporate     Eliminations     Totals

Three Months Ended
   August 31, 1999
Net sales                        $  233,395    $   63,337          --            --      $  296,732
Intersegment sales (purchases)         (387)          387          --            --            --
Pre-tax income (loss)                 9,475         3,245    $   (2,305)         --          10,415

Three Months Ended
   August 31, 2000
Net sales                        $  403,723    $   66,611          --            --      $  470,334
Intersegment sales (purchases)           20           (20)         --            --            --
Pre-tax income (loss)                14,077         3,527    $   (2,177)         --          15,427

Nine Months Ended
   August 31, 1999
Net sales                        $  582,316    $  166,752          --            --      $  749,068
Intersegment sales (purchases)       (3,216)        3,216          --            --            --
Pre-tax income                       17,440         7,710    $    1,032          --          26,182
Total assets                        156,265        94,694       171,910    $  (95,976)      326,893

Nine Months Ended
   August 31, 2000
Net sales                        $  992,410    $  199,714          --            --      $1,192,124
Intersegment sales (purchases)       (2,085)        2,085          --            --            --
Pre-tax income (loss)                26,886        10,559    $   (2,175)         --          35,270
Total assets                        276,316       104,890       284,156    $ (160,080)      505,282

(6)      Follow-on Offering
         -------------------

         In February 2000, the Company sold, pursuant to an underwritten public offering, 2,300,000 shares of its Class A common stock at a price of $45.00 per share. The Company received $96,573 in net proceeds after deducting underwriting commission and offering expenses. The net proceeds from the offering were used to repay a portion of amounts outstanding under the revolving credit facility.

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

         The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building have been included in property, plant and equipment, and the loans have been recorded as notes payable on the accompanying consolidated balance sheet as of August 31, 2000. Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bear interest at 5% per annum, and principle is payable in equal monthly installments over a six- month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl are subordinated completely to the loan from the Company, and, in liquidation, the Company receives payment first.

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

          In connection with this transaction, the Company received 100,000,000 Yen ($922) from Shintom for its 2,000 shares of TALK stock. The Company had the option to repurchase the shares of TALK at a purchase price of 50,000 Yen per share, with no expiration date. Given

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         the option to repurchase the shares of TALK, the Company did not surrender control over the shares of TALK and, accordingly, had not accounted for this transaction as a sale.

         However, during the quarter ended August 31, 2000, the Company surrendered its option to repurchase the shares of TALK. As such, the Company recorded a gain on the sale of shares in the amount of $427 during the third quarter.

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

         During each of the quarters ended May 31, 2000 and August 31, 2000, the Company sold 100,000 shares of CellStar common stock, yielding net proceeds of approximately $581 and $271, respectively, and a gain of approximately $424 ($263 net of taxes) and $114 ($70 net of taxes), respectively.

         In connection with the sale of the CellStar shares, during each of the quarters ended May 31, 2000 and August 31, 2000, the Company recognized other income of $750 ($465 net of taxes) and $749 ($464 net of taxes), respectively, representing the net gain on the hedge of the available-for-sale securities.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(10)     Capital Structure

         On April 6, 2000, the stockholders approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Class A common stock, par value $.01, from 30,000,000 to 60,000,000.

         In April 2000, the shareholders of the Company approved the 1999 Stock Compensation Plan and Employee Stock Purchase Plan. These plans have provisions which are similar to the existing Stock Compensation and Employee Stock Purchase Plans.

(11)     Deferred Compensation Plan

         Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for a select group of management or highly-compensated employees. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plan. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company. The investments, which amounted to $2,373 at August 31, 2000, have been classified as trading securities and are included in investment securities on the accompanying consolidated balance sheet as of August 31, 2000. The return on these underlying investments will determine the amount of earnings credited to the employees. The Company has the option of amending or terminating the Plan at any time. The deferred compensation liability is reflected as long-term liability on the accompanying consolidated balance sheet as of August 31, 2000.

(12)     Unearned Revenue

         During the quarter ended August 31, 2000, the Company received $43,874 from a customer representing prepayments for future product shipments. The prepayment has been recorded as unearned revenue and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet as of August 31, 2000. The Company will recognize the revenue as product shipments are made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company markets its products under the Audiovox brand as well as private labels through a large and diverse network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. The Wireless Group consists of Audiovox Communications Corp. (ACC), a 95%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and, to a lesser extent, carriers overseas. Quintex is a subsidiary for the direct sale of handsets, accessories and wireless telephone service. For the first nine months of 2000, sales through Quintex were $37,911 or 3.8 % of the Wireless Group sales. Quintex receives activation commissions and residual fees from retail sales, in addition to a monthly residual payment which is based upon a percentage of a customer's usage.

     The Electronics Group consists of wholly-owned subsidiaries, Audiovox Electronics Corp. (AEC) and American Radio Corp., and three majority-owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings
(M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios and in-vehicle video systems. Sales are made through an extensive distribution network of mass merchandisers, power retailers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain statements of income data for the Company expressed as a percentage of net sales:

                                                     Percentage of Net Sales
                                              Three Months Ended  Nine Months Ended
                                                 August 31,          August 31,
                                              1999      2000      1999      2000
                                              -----     -----     -----     -----
Net sales:
     Wireless
        Wireless products                     76.5%     84.1%     74.5%     81.1%
        Activation commissions                 1.6       1.7       2.3       1.8
        Residual fees                          0.3       0.1       0.4       0.1
        Other                                  0.2        --       0.6       0.2
                                              -----     -----     -----     -----
           Total Wireless                     78.7      85.8      77.8      83.2
                                              -----     -----     -----     -----

     Electronics
        Mobile electronics                     9.7       7.6      11.2       8.8
        Consumer electronics                   3.2       2.5       2.9       2.5
        Sound                                  8.1       3.9       7.7       5.1
        Other                                  0.4       0.2       0.4       0.3
                                              -----     -----     -----     -----
           Total Electronics                  21.3      14.2      22.2      16.8
           Total net sales                   100.0%    100.0%    100.0%    100.0%
Cost of sales                                 88.1      90.9      88.0      90.4
                                              -----     -----     -----     -----
Gross profit                                  11.9       9.1      12.0       9.6

Selling                                        2.8       2.2       3.6       2.7
General and administrative                     3.9       2.7       4.1       3.0
Warehousing, assembly and repair               1.3       1.0       1.4       1.1
                                              -----     -----     -----     -----
        Total operating expenses               8.0       5.9       9.1       6.8
                                              -----     -----     -----     -----
Operating income                               3.9       3.2       2.9       2.8

Gain on issuance of subsidiary shares           --        --       0.5        --
Interest and bank charges                     (0.3)     (0.2)     (0.4)     (0.5)
Income in equity investments, management
     fees and related income, net              0.1       0.1       0.2       0.2
Gain on sale of investments                     --        --       0.3       0.2
Gain on hedge of available-for-sale
     securities                                 --       0.2        --       0.1
Other                                         (0.2)       --        --       0.1
                                              -----     -----     -----     -----
Income before provision for income taxes       3.5       3.3       3.5       3.0
Provision for income taxes                     1.3       1.2       1.4       1.1
                                              -----     -----     -----     -----
Net income                                     2.2%      2.1%      2.1%      1.9%
                                              =====     =====     =====     =====

Consolidated Results
Three months ended August 31, 1999 compared to three months ended August 31,
  2000

         The net sales and percentage of net sales by marketing line and product group for the three months ended August 31, 1999 and August 31, 2000 are reflected in the following table:

                                      Three Months Ended
                               August 31,         August 31,
                                  1999                2000
                            ------------------  -------------------

Net sales:
     Wireless
   Wireless products        $227,105      76.5% $395,346      84.1%
   Activation commissions      4,893       1.6     7,827       1.7
   Residual fees                 881       0.3       550       0.1
   Other                         516       0.2      --         --
                            --------     ------ --------     ------
      Total Wireless         233,395      78.7   403,723      85.8
                            --------     ------ --------     ------
Electronics
   Mobile electronics         28,802       9.7    35,534       7.6
   Consumer electronics        9,352       3.2    11,692       2.5
   Sound                      24,049       8.1    18,319       3.9
   Other                       1,134       0.4     1,066       0.2
                            --------     ------ --------      -----
      Total Electronics       63,337      21.3    66,611      14.2
                            --------     ------ --------     ------
      Total                 $296,732     100.0% $470,334     100.0%
                            ========     ====== ========     ======

         Net sales for the third quarter of 2000 were $470,334, an increase of $173,602, or 58.5%, from 1999. The increase in net sales was in both the Wireless and Electronics Groups. Sales from our international subsidiaries increased slightly from 1999 by approximately $398 or 6.1%. Gross margins were 9.1% in 2000 compared to 11.9% in 1999. Operating expenses increased to $27,689 from $23,764, a 16.5% increase. However, as a percentage of sales, operating expenses decreased to 5.9% in 2000 from 8.0% in 1999. Operating income for 2000 was $15,058 compared to $11,515 in 1999, an increase of $3,543 or 30.8%.

Nine months ended  August 31, 1999  compared to nine months ended August 31,
         2000

     The net sales and percentage of net sales by marketing line and product group for the nine months ended August 31, 1999 and August 31, 2000 are reflected in the following table:


                                        Nine Months Ended
                                  August 31,            August 31,
                                    1999                 2000
                            ---------------------  --------------------

Net sales:
     Wireless
   Wireless products        $  558,043      74.5% $  966,704      81.1%
   Activation commissions       17,529       2.3      21,566       1.8
   Residual fees                 2,705       0.4       1,307       0.1
   Other                         4,039       0.6       2,833       0.2
                            ----------     ------  ----------    ------
      Total Wireless           582,316      77.8     992,410      83.2
                            ----------     ------  ----------    ------
Electronics
   Mobile electronics           84,195      11.2     105,466       8.8
   Consumer electronics         21,487       2.9      30,280       2.5
   Sound                        58,044       7.7      60,830       5.1
   Other                         3,026       0.4       3,138       0.3
                            ----------     ------  ----------    ------
      Total Electronics        166,752      22.2     199,714      16.8
                            ----------     ------  ----------    ------
      Total                 $  749,068     100.0% $1,192,124     100.0%
                            ==========     ====== ===========    ======

         Net sales were $1,192,124 for 2000, an increase of $443,056,  or 59.1%, from 1999. The increase in net sales was in both the Wireless and Electronics Groups. Sales from our international subsidiaries increased from 1999 by approximately $1,605 or 8.9%. Gross margins were 9.6% in 2000 compared to 12.0% in 1999. Operating expenses increased to $81,597 from $68,283, a 19.5% increase. However, as a percentage of sales, operating expenses decreased to 6.8% in 2000 from 9.1% in 1999. Operating income for 2000 was $33,150 compared to $21,937 in 1999, an increase of $11,213 or 51.1%.

Wireless Results
Three months ended August 31, 1999  compared to three months ended August 31,
         2000

     The Wireless Group is composed of ACC and Quintex, both subsidiaries of the Company.

     The following table sets forth for the periods indicated certain income statement data for the Wireless Group as expressed as a percentage of net sales:

                                          Three Months Ended
                                     August 31,            August 31,
                                      1999                    2000
                            ------------------------  --------------------

Net sales:
     Wireless products        $ 227,105        97.3%  $ 395,373        97.9%
     Activation commissions       4,893         2.1       7,827         1.9
     Residual fees                  881         0.4         550         0.2
     Other                          516         0.2         (27)        --
                            ----------        ------  ----------    ------
                                233,395       100.0%    403,723       100.0%

Gross profit                     20,982         9.0      28,078         7.0
Total operating expenses         10,169         4.4      12,811         3.2
                            ----------        ------  ----------    ------
Operating income                 10,813         4.6      15,267         3.8
Other expense                    (1,338)       (0.6)     (1,190)       (0.3)
                            ----------        ------  ----------    ------
Pre-tax income                $   9,475         4.1%  $  14,077         3.5%
                            ===========       ======  ==========    ========


           Net sales were $403,723 in the third quarter of 2000, an increase of $170,328, or 73.0%, from last year. Unit sales of wireless handsets increased by 934,000 units in 2000, or 60.8%, to approximately 2,471,000 units from 1,537,000 units in 1999. This increase was attributable to increased sales of digital handsets, partially offset by a decrease in analog handsets. The average selling price of handsets increased to $154 per unit in 2000 from $141 per unit in 1999. The number of new wireless subscriptions processed by Quintex increased 60.3% in 2000, with a corresponding increase in activation commissions of approximately $2,934 in 2000. The average commission received by Quintex per activation remained the same from 1999. Unit gross profit margins decreased to 5.5% in 2000 from 8.1% in 1999, reflecting the higher average unit cost of the newer digital phones and lower margins associated with analog handsets, partially offset by the increase in unit selling price. This also reflects the competitive nature of the wireless marketplace and the pressure of supporting various wireless carrier programs and promotions. Operating expenses increased to $12,811 from $10,169. As a percentage of net sales, however, operating expenses decreased to 3.2% during 2000 compared to 4.4% in 1999. Selling expenses increased from last year, primarily in divisional marketing and commissions. General and administrative expenses increased from 1999, primarily in salaries and temporary personnel. Warehousing and assembly expenses increased during 2000 from last year, primarily due to an increase in direct labor. Operating income for 2000 was $15,267 compared to last year's $10,813, and increase of $4,454 or 41.2%.

Nine     months ended  August 31, 1999  compared to nine months ended August 31,
         2000

     The Wireless Group is composed of ACC and Quintex, both subsidiaries of the Company.

     The following table sets forth for the periods indicated certain income statement data for the Wireless Group as expressed as a percentage of net sales:

                                           Nine Months Ended
                                   August 31,               August 31,
                                     1999                     2000
                              ----------------------  -----------------------

Net sales:
     Wireless products        $ 558,043        95.8%  $ 966,704        97.4%
     Activation commissions      17,529         3.0      21,566         2.2
     Residual fees                2,705         0.5       1,307         0.1
     Other                        4,039         0.7       2,833         0.3
                              ---------       ------  ---------       ------
                                582,316       100.0%    992,410       100.0%

Gross profit                     53,164         9.1      71,388         7.2
Total operating expenses         31,789         5.5      38,238         3.9
                              ---------       ------  ---------       ------
Operating income                 21,375         3.7      33,150         3.3
Other expense                    (3,935)       (0.7)     (6,264)       (0.6)
                              ---------       ------  ---------       ------
Pre-tax income                $  17,440         3.0%  $  26,886         2.7%
                              =========       ======  =========       ======

           Net sales were $992,410 for the nine months ended August 31, 2000, an increase of $410,094, or 70.4%, from last year. Unit sales of wireless handsets increased by 2,376,000 units in 2000, or 61.8%, to approximately 6,223,000 units from 3,847,000 units in 1999. This increase was attributable to sales of digital handsets. The addition of new suppliers also provided a variety of new digital, wireless products that contributed to the sales increase. The average selling price of handsets increased to $149 per unit in 2000 from $139 per unit in 1999. The number of new wireless subscriptions processed by Quintex increased 34.8% in 2000, with a corresponding increase in activation commissions of approximately $4,038 in 2000. The average commission received by

Quintex per activation decreased by approximately 8.8% in 2000 from 1999. Unit gross profit margins decreased to 5.7% in 2000 from 7.8% in 1999, reflecting the higher average unit cost of the newer portable phones, partially offset by the increase in unit selling price. This also reflects the competitive nature of the wireless marketplace and the pressure of supporting various wireless carrier programs and promotions. Operating expenses increased to $38,238 from $31,789. As a percentage of net sales, however, operating expenses decreased to 3.9% during 2000 compared to 5.5% in 1999. Selling expenses increased from last year, primarily in divisional marketing, trade show expense and commissions. General and administrative expenses increased during 2000 from 1999, primarily in salaries, temporary personnel and bad debt expenses. Warehousing and assembly expenses increased during 2000 from last year, primarily in tooling expenses and direct labor. Operating income for 2000 was $33,150 compared to last year's $21,375, an increase of $11,775 or 55.1%.

         Management believes that the wireless industry is extremely competitive in both price and technology. This could affect gross margins and the carrying value of inventories in the future, particularly with the continuing shift to digital technologies from analog. As the market for digital products becomes stronger and if the market for analog phones continues to decline, the Company may be required to adjust the carrying value of its remaining analog inventory. In addition, the industry-wide shortage of certain wireless components and parts may affect our vendors' ability to provide handsets to us on a timely basis, which may result in delayed shipments to our customers.

Electronics Results
Three  months  ended  August 31, 1999  compared to three months ended August 31,
2000

     The following table sets forth for the periods indicated certain income statement data and percentage of net sales by product line for the Electronics
Group:

                                                    Three Months Ended
                                      August 31,                        August 31,
                                        1999                              2000
                                ------------------------         -----------------------
Net sales
     Mobile electronics         $ 28,802            45.5%        $ 35,534           53.3%
     Consumer electronics          9,352            14.8           11,692           17.6
     Sound                        24,049            38.0           18,319           27.5
     Other                         1,134             1.8            1,066            1.6
                                --------           -----         --------          -----
        Total net sales           63,337           100.0           66,611          100.0
Gross profit                      14,304            22.6           14,680           22.0
Total operating expenses          10,333            16.3           11,013           16.5
                                --------           -----         --------          -----
Operating income                   3,971             6.3            3,667            5.5
Other expense                       (726)           (1.1)            (140)          (0.2)
                                --------           -----         --------          -----
Pre-tax income                  $  3,245             5.1%        $  3,527            5.3%
                                ========          ======         ========          =====


         Net sales increased $3,274 compared to last year, an increase of 5.2%. Automotive sound sales decreased 23.8% from last year to $18,319, primarily in the AV product line. Mobile electronics sales increased 23.4% compared to last year to $35,534, primarily due to an increase in mobile video sales of approximately $5,989, partially offset by declines in sales of Protector
Hardgoods. Consumer electronics sales also increased 25.0% from last year to $11,692 due to increased sales of FRS and home stereo products. Net sales in the Company's Malaysian subsidiary increased from last year by approximately $724 or 21.4%. The Company's Venezuelan subsidiary experienced a decrease of $154 or 5.2% in sales, from last year. Gross margins of the Electronics Group were 22.0% in 2000 and 22.6% in 1999. Operating expenses increased $680 from last year to 16.5% of sales up from last year's 16.3% of sales. Selling expenses increased from last year, primarily in divisional marketing and trade show expense. General and administrative expenses increased from 1999, primarily in salaries, payroll taxes, depreciation, and office expenses. Warehousing and assembly expenses increased from 1999, primarily in field warehousing, partially offset by a decrease in direct labor. Operating income was $3,667 compared to last year's $3,971, a decrease of $304 or 7.7%.

Nine months ended  August 31, 1999  compared to nine months ended August 31,
   2000

     The following table sets forth for the periods indicated certain income statement data and percentage of net sales by product line for the Electronics
Group:

                                               Nine Months Ended
                                    August 31,                   August 31,
                                      1999                          2000
                              ----------------------     ----------------------
Net sales
     Mobile electronics       $  84,195         50.5%    $ 105,466         52.8%
     Consumer electronics        21,487         12.9        30,280         15.2
     Sound                       58,044         34.8        60,830         30.5
     Other                        3,026          1.8         3,138          1.6
                              ---------        -----     ---------        -----
        Total net sales         166,752        100.0       199,714        100.0
Gross profit                     37,079         22.2        43,572         21.8
Total operating expenses         27,423         16.4        31,943         16.0
                              ---------        -----     ---------        -----
Operating income                  9,656          5.8        11,629          5.8
Other expense                    (1,946)        (1.2)       (1,070)        (0.5)
                              ---------        -----     ---------        -----
Pre-tax income                $   7,710          4.6%    $  10,559          5.3%
                              =========        =====     =========        =====


         Net sales increased $32,962 compared to last year, an increase of 19.8%. Automotive sound sales increased 4.8% from last year, primarily in AV and Prestige Audio product categories. Mobile electronics sales increased 25.3% from last year to $105,466, primarily due to an increase in mobile video sales of approximately $25,581, partially offset by declines in Protector Hardgoods. Consumer electronics sales also increased 40.9% from last year to $30,280 due to increased sales of FRS and home stereo products. Net sales in the Company's Malaysian subsidiary increased from last year by approximately $676 or 6.4%. The Company's Venezuelan subsidiary experienced an increase of $1,132, or 16.9% in sales, over last year. Gross margins decreased to 21.8% in 2000 from 22.2% in 1999. Operating expenses increased $4,520 from last year. As a percentage of sales, however, operating expenses decreased to 16.0% from last year's 16.4%. Selling expenses increased from last year, primarily in advertising and divisional marketing. General and administrative expenses increased from 1999, primarily in occupancy costs, depreciation, salaries and office expenses. Warehousing and assembly expenses increased from 1999, primarily in tooling and field warehousing, partially offset by a decrease in direct labor. Operating income was $11,629 compared to last year's $9,656, an increase of $1,973 or 20.4%.

         The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future. The Electronics Group may also experience additional competition in the mobile video category as more competitors enter the market.


Other Income and Expense

         Interest expense and bank charges increased by $166 and $2,501 for the three and nine months ended August 31, 2000, respectively, compared to the same periods last year. The increase in interest expense and bank charges is due to higher average borrowings to finance increases in inventories and accounts receivable. Equity in income of equity investments increased $132 and $609 for the three and nine months ended August 31, 2000, respectively, compared to the same periods last year. For the nine months ended August 31, 2000, Audiovox Specialty Applications, LLC represents the majority of equity in income of equity investments.

         For the nine months ended August 31, 2000, the Company exercised its option to convert Shintom debentures into shares of Shintom common stock. The Company then sold the Shintom common stock, yielding net proceeds of $12,398 and gains on the sale of investments of $1,850 for the nine months ended August 31, 2000, respectively. For the three and nine months ended August 31, 2000, the Company also sold 100,000 and 200,000 shares, respectively, of CellStar common stock, yielding net proceeds of approximately $271 and $852, and a gain, net of taxes, of approximately $70 and $333, respectively.

         The Company had entered into an equity collar on September 26, 1997 to hedge some of the unrealized gains associated with its investment in CellStar and applied hedge accounting to this transaction. During 1998, the Company sold its equity collar for $1,499, which resulted in a net gain on hedge of available-for-sale securities of $929 which was reflected as a separate component of stockholders' equity. In connection with the sale of the CellStar shares, the Company recognized other income of $749 ($464 net of taxes) and $1,499 ($929 net of taxes) for the three and nine months ended August 31, 2000, respectively, representing the net gain on the hedge of the available- for-sale securities.

      The Company also recorded currency translation gain of $2,000 during the nine months ended August 31, 2000.


Provision for Income Taxes

         The effective tax rate for the three and nine months ended August 31, 2000 was 35.5% and 37.1% compared to last year's 38.3% and 39.4%. These decreases were principally due to changes in the proportion of domestic and foreign earnings, utilization of a Canadian tax loss carryforward and benefits from reduced state taxes.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at August 31, 2000 increased $55,059 from the November 30, 1999 level. Operating activities provided $60,630, primarily from a decrease of $24,217 in accounts receivable and an increase in accounts payable and accrued expenses of $31,425, partially offset by increases in inventory of $13,626. Accounts receivable days on hand decreased to 42 days at August 31, 2000 from 47 days at August 31, 1999. Inventory days on hand increased from 28 days last year to 33 days this year. The increase in inventory value and days on hand was primarily in the Wireless Group. The increase in accounts payable and accrued expenses is primarily due to $43,874 received from a customer as a prepayment for future product shipments (See Note 12). Investing activities provided $5,160, primarily from the sale of investment securities, partially offset by the purchase of property, plant and equipment (See Note 7). Financing activities used $10,715, primarily from repayments on the line of credit agreement, partially offset by the proceeds of the follow-on offering.

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

         The Company also has revolving credit facilities in Malaysia to finance additional working capital needs. The Malaysian credit facilities are partially secured by the Company under two standby letters of credit expiring August 31, 2001 and one standby letter of credit expiring January 15, 2001 and are payable upon demand or upon expiration. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd.

         The Company also has revolving credit facilities in Venezuela to finance additional working capital needs. The Venezuelan credit facility is secured by the Company under a standby letter of credit which expires on May 31, 2001 and is payable upon demand or upon expiration of the standby letter of credit.

         In February 2000, the Company completed a follow on offering of 3,565,000 Class A common shares at a price to the public of $45.00 per share. Of the 3,565,000 shares sold, the Company offered 2,300,000 shares and 1,265,000 shares were offered by selling shareholders. Audiovox received approximately $96,573 after deducting expenses. The Company used these net proceeds to repay a portion of amounts outstanding under their revolving credit facility, any portion of which can be reborrowed at any time. The Company did not receive any of the net proceeds from the sale of shares by the selling shareholders.

         The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 2000 and for the reasonable foreseeable future.


Recent Accounting Pronouncements

         In June 1999 and June 2000, respectively, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the "Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 137 and 138 amend SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management of the Company has not yet determined the impact, if any, that the implementation of

SFAS 133 will have on its financial position, results of operations or liquidity.

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial
Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101B delayed the implementation date for registrants to adopt the accounting guidance contained in SAB No. 101 by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management of the Company does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

     In May 2000, the Emerging Issues Task Force issued EITF-00-14 "Accounting for Certain Sales Incentives". The issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Implementation of the EITF is by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management has not determined the impact, if any, that applying EITF-00- 14 will have on the Company's financial position or results of operations.

     During the quarter ended August 31, 2000, the Company implemented FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25 (Opinion 25). This interpretation clarifies the application of Opinion 25 for certain issues. The effects of applying this interpretation are required to be recognized on a prospective basis from July 1, 2000. Implementation of the FASB interpretation did not have an impact on the Company's financial position results of operations or liquidity.

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

PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

     (a)  Exhibits - Exhibit 27. Financial Data Schedule August 31, 2000

     (b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended August 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUDIOVOX CORPORATION



                                        By:s/John J. Shalam
                                           -----------------------
                                              John J. Shalam
                                              President and Chief
                                              Executive Officer

Dated: October 16, 2000

                                        By:s/Charles M. Stoehr
                                           -----------------------
                                              Charles M. Stoehr
                                              Senior Vice President and
                                              Chief Financial Officer