Form 10-Q/A
period 2000-08-31
AUDIOVOX CORP
filed 2000-10-17
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                    August 31, 2000
                                    ----------------------------------------


Commission file number                               0-28839
                           -------------------------------------------------


                              AUDIOVOX CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     13-1964841
-------------------------------------------           ----------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

150 Marcus Blvd., Hauppauge, New York                       11788
----------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code             (631) 231-7750
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

           Class                             Outstanding at October 11, 2000
           ---------------------------------------------------------------------

           Class A Common Stock                          20,294,538 Shares
           Class B Common Stock                            2,260,954 Shares

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

     The following table sets forth for the periods indicated certain income statement data for the Wireless Group as expressed as a percentage of net sales:


                                          Three Months Ended
                                     August 31,            August 31,
                                      1999                    2000
                            ------------------------  --------------------

Net sales:
     Wireless products        $ 227,105        97.3%  $ 395,346        97.9%
     Activation commissions       4,893         2.1       7,827         1.9
     Residual fees                  881         0.4         550         0.2
     Other                          516         0.2          --         --
                            ----------        ------  ----------    ------
                                233,395       100.0%    403,723       100.0%

Gross profit                     20,982         9.0      28,078         7.0
Total operating expenses         10,169         4.4      12,811         3.2
                            ----------        ------  ----------    ------
Operating income                 10,813         4.6      15,267         3.8
Other expense                    (1,338)       (0.6)     (1,190)       (0.3)
                            ----------        ------  ----------    ------
Pre-tax income                $   9,475         4.1%  $  14,077         3.5%
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

     The Company had entered into an equity collar on September 26, 1997 to hedge some of the unrealized gains associated with its investment in CellStar and applied hedge accounting to this transaction. During 1998, the Company sold its equity collar for $1,499, which resulted in a net gain on hedge of available-for-sale securities of $929 which was reflected as a separate component of stockholders' equity. In connection with the sale of the CellStar shares, the Company recognized other income of $749 ($464 net of taxes) and $1,499 ($929 net of taxes) for the three and nine months ended August 31, 2000, respectively, representing the net gain on the hedge of the available-for-sale securities.


     The Company also recorded currency translation gain of $200 during the nine months ended August 31, 2000.

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

     In May 2000, the Emerging Issues Task Force issued EITF-00-14 "Accounting for Certain Sales Incentives". The issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Implementation of the EITF is by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management has not determined the impact, if any, that applying EITF-00-14 will have on the Company's financial position or results of operations.

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

                                      AUDIOVOX CORPORATION



                                      By:s/John J. Shalam
                                         ------------------------------
                                            John J. Shalam
                                            President and Chief
                                            Executive Officer

Dated: October 17, 2000

                                      By:s/Charles M. Stoehr
                                         ------------------------------
                                            Charles M. Stoehr
                                            Senior Vice President and
                                            Chief Financial Officer