Form 10-K
period 2000-11-30
AUDIOVOX CORP
filed 2001-02-28
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                   November 30, 2000
                          -------------------------------------
Commission file number                      0-28839
                       ----------------------------------------

                              AUDIOVOX CORPORATION
---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-1964841
------------------------------------                  -------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                        Identification Number)

150 Marcus Blvd., Hauppauge, New York                              11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (631) 231-7750
                                                     ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
                  Title of each class:                      Which Registered
                  --------------------                      --------------------

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
                                     Yes       X              No
                                           -----------              ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $226,315,453 (based upon closing price on the Nasdaq Stock Market on February 15, 2001).

The number of shares outstanding of each of the registrant's classes of common stock, as of February 16, 2001 was:

Class                                                          Outstanding

Class A common stock $.01 par value                          20,296,538
Class B common stock $.01 par value                          2,260,954

                                     PART I

Item 1 - Business

(a)      General Development of Business

         The Company designs and markets a diverse line of products and provides related services throughout the world. These products and services include:

        o handsets and  accessories for wireless  communications
        o fulfillment services for wireless carriers
        o automotive entertainment and security
         products
        o automotive electronic accessories o consumer electronics

         The Company generally markets its products under the well-recognized Audiovox brand name, which it has used for over 36 years. The Company was a pioneer in the wireless industry, selling its first vehicle-installed wireless telephone in 1984 as a natural expansion of its automotive aftermarket products business. The Company's extensive distribution network and its long-standing industry relationships have allowed the Company to benefit from growing market opportunities in the wireless industry and to exploit emerging niches in the consumer electronics business.

         The Company operates in two primary markets:

         o Wireless communications. The Wireless Company (Wireless), which accounts for approximately 84% of revenues, sells wireless handsets and accessories through nationwide carriers, international wireless carriers and their agents, independent distributors and retailers.

         o Mobile and consumer electronics. The Electronics Group (Electronics), which accounts for approximately 16% of revenues, sells autosound, mobile video, mobile electronics and consumer electronics primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufacturers (OEMs), independent installers of automotive accessories and the U.S. military.

         The business grew significantly in fiscal 2000 primarily because of increased sales of digital handsets. Net sales have increased as follows:


                                                                       Percent
                                       1999             2000            Change
                                       ----             ----             ------
                                          (millions)

Wireless                              $   917           $ 1,424            55.3%
Electronics                               243               278            14.4%
                                     --------          --------            -----
      Total                            $1,160            $1,702            46.7%
                                       ======            ======            =====

         To remain flexible and limit our research and fixed costs, the Company does not manufacture its products. Instead, the Company has relationships with a broad group of suppliers who manufacture its products. The Company works directly with its suppliers in the design, development and testing of all of its products and performs some assembly functions for its electronics products.

         The Company's product development efforts focus on meeting changing consumer demand for technologically-advanced, high-quality products, and the Company consults with customers throughout the design and development process. In the wireless business, the Company was among the first to introduce wireless handsets and mobile phones with one-touch dialing, caller ID and voice-activated dialing as standard features. In its electronics business, the Company was among the first to introduce mobile video entertainment products and the MP-3 Internet music player/recorders. The Company stands behind all of its products by providing warranties and end-user service support.

Strategy

         The Company's objective is to leverage the well-recognized Audiovox brand name and its extensive distribution network to capitalize on the growing worldwide demand for wireless products and continue to provide innovative mobile and consumer electronics products in response to consumer demand. The key elements of the Company's strategy are:

         Enhance and capitalize on the Audiovox brand name. The Company believes that the "Audiovox" brand name is one of its greatest strengths. During the past 36 years, the Company has invested heavily to establish the Audiovox name as a well-known consumer brand for communications and electronics products. The Company's wireless handsets generally bear the Audiovox brand name or are co-branded with a wireless carrier. To further benefit from the Audiovox name, the Company continues to introduce new products using its brand name and licenses its brand name for selected consumer products.

         Expand wireless technology offerings to increase market opportunities. The Company intends to continue to offer an array of technologically-advanced wireless products, including personal digital assistants (PDA's), using all digital standards. The Company's wide selection of wireless products will allow it to satisfy different carrier demands, both domestically and internationally.

         Capitalize on niche market opportunities in the consumer electronics industry. The Company intends to continue to use its extensive distribution and supply networks to capitalize on niche market opportunities, such as navigation, MP-3 and cruise controls, in the consumer electronics industry. The Company believes that focusing on high-demand, high-growth niche products results in better profit margins and growth potential for its electronics business.

         Expand international presence. During fiscal 2001, the Company intends to expand its international wireless business as it continues to introduce products compatible with international wireless technologies, such as GSM, TDMA and CDMA.

         Continue to outsource manufacturing to increase operating leverage. One of the key components of the Company's business strategy is outsourcing the manufacturing of its products. This allows the Company to deliver the latest technological advances without the fixed costs associated with manufacturing.

         Continue to provide value-added services to customers and suppliers. The Company believes that it provides key services, such as product design, development and testing, sales support, product repair and warranty, carrier fulfillment services and software upgrading, more efficiently than its customers and suppliers could provide for themselves. The Company intends to continue to develop its value-added services as the market evolves and customer needs change.

         Audiovox was incorporated in Delaware on April 10, 1987, as successor to a business founded in 1960 by John J. Shalam, our President, Chief Executive Officer and controlling stockholder. Its principal executive offices are located at 150 Marcus Boulevard, Hauppauge, New York 11788, and the telephone number is 631-231-7750.

(b)      Financial Information About Industry Segments

         The Company's industry segments are the Wireless Group and the Electronics Group. Net sales, income before provision for income taxes and total assets attributable to each segment for each of the last three years are set forth in Note 22 of the Company's consolidated financial statements included herein.

(c)      Narrative Description of Business

                                    Wireless

         Wireless, which accounts for approximately 84% of the Company's revenues, markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

Wireless products and technology

         Wireless sells an array of analog and digital handsets and accessories in a variety of technologies. In fiscal 1998, sales of analog handsets represented 81% of total unit sales. In fiscal 1999, Wireless expanded its line of digital handsets and increased its digital sales efforts and, for fiscal 1999, digital products represented 56% of Wireless' total unit sales. During fiscal 2000, Wireless digital handsets represented 78% of total unit sales. Wireless generally markets its wireless products under the Audiovox brand name or co-brands its products with its carrier customers, such as Verizon Wireless.

         In addition to handsets, Wireless sells a complete line of accessories that includes batteries, hands-free kits, battery eliminators, cases and earphones. During 2001, Wireless intends to broaden its digital product offerings and introduce handsets with new features such as Internet access, MP-3 capabilities and other interactive technologies.

Wireless marketing and distribution

         Wireless sells wireless products to the wireless carriers and their respective agents, distributors and retailers. In addition, a majority of its handsets are designed to carrier specifications. For fiscal 1999, the five largest wireless customers were Bell Atlantic, AirTouch Communications, PrimeCo Personal Communications LP, MCI Worldcom and United States Cellular. Two of these customers, Bell Atlantic and AirTouch Communications, accounted for 24.4% and 18.6%, respectively, of Wireless' net sales for fiscal 1999. All of these customers represented 65.9% of consolidated net sales during fiscal 1999. In fiscal 2000, the five largest wireless customers were Verizon Wireless, AllTel Communications, MCI Worldcom, Brightpoint, Inc. and Canadian Mobility. One of these customers, Verizon Wireless (Bell Atlantic, AirTouch Communications and PrimeCo Personal Communications LP prior to the merger), accounted for 60.4% of Wireless' net sales for fiscal 2000. All of these customers represented 73.6% of Wireless' net sales and 61.6% of consolidated net sales during fiscal 2000.

         In addition, Wireless promotes its products through trade and consumer advertising, participation at trade shows and direct personal contact by its sales representatives. Wireless also assists wireless carriers with their marketing campaigns by scripting telemarketing presentations, funding co-operative advertising campaigns, developing and printing custom sales literature, providing product fulfillment and logistic services, conducting in-house training programs for wireless carriers and their agents and providing assistance in market development.

         Wireless operates approximately 9 facilities under the name Quintex. In addition, Wireless licenses the trade name Quintex(R) to eight outlets in selected markets in the United States. Wireless also serves as an agent for the following carriers in selected areas: MCI Worldcom, Sprint, Verizon Wireless, AT & T Wireless, Nextel and VoiceStream. For fiscal 2000, revenues from these operations were 4.5% of total Wireless revenues.

         Wireless' policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Miami, Florida, Farmingdale, New York, Rancho Dominguez, California , Toronto, Canada and Tilburg, Netherlands and from leased facilities located in Hauppauge, New York and Los Angeles, California.

Wireless product development, warranty and customer service

         Although Wireless does not have its own manufacturing facilities, it works closely with both customers and suppliers in the design, development and testing of its products. In particular, Wireless:

          o with its wireless customers, determines future market feature requirements

          o works with its suppliers to develop products containing those features

          o participates in the design of the features and cosmetics of its wireless products

          o tests products in its own facilities to ensure compliance with Audiovox standards

          o supervises testing of the products in its carrier markets to ensure compliance with carrier specifications

         Wireless' Hauppauge facility is ISO-9001 registered, which requires it to carefully monitor quality standards in all facets of its business.

         Wireless believes customer service is an important tool for enhancing its brand name and its relationship with carriers. In order to provide full service to its customers, Wireless warranties its wireless products to the end-user for periods ranging from up to one year for portable handsets to up to three years for mobile car phones. To support its warranties, Wireless has 1,020 independent warranty centers throughout the United States and Canada and has experienced technicians in its warranty repair stations at its headquarters facility. Wireless has experienced customer service representatives who interact directly with both end-users and its customers. These representatives are trained to respond to questions on handset operation and warranty and repair issues.

Wireless suppliers

         Wireless purchases its wireless products from several manufacturers located in Pacific Rim countries, including Japan, China, Korea, Taiwan and Malaysia. In selecting its suppliers, Wireless considers quality, price, service, market conditions and reputation. Wireless generally purchases its products under short-term purchase orders and does not have long-term contracts with its suppliers. Wireless considers its relations with its suppliers to be good. Wireless believes that alternative sources of supply are currently available, although there could be a time lag and increased costs if it were to have an unplanned shift to a new supplier.

Wireless competition

         The market for wireless handsets and accessories is highly competitive and is characterized by intense price competition, significant price erosion over the life of a product, demand for value-added services, rapid technological development and industry consolidation of both customers and manufacturers. Currently, Wireless' primary competitors for wireless handsets include Ericsson, Motorola, Nokia and Kyocera.

         Wireless also competes with numerous established and new manufacturers and distributors, some of whom sell the same or similar products directly to its customers. Historically, Wireless' competitors have also included some of its own suppliers and customers. Many of Wireless' competitors offer more extensive advertising and promotional programs than it does.

         Wireless competes for sales to carriers, agents and distributors on the basis of its products and services and price. As its customers are requiring greater value-added logistic services, Wireless believes that competition will continually be required to support an infrastructure capable of providing these services. Wireless' ability to continue to compete successfully will largely depend on its ability to perform these value-added services at a reasonable cost.

         Wireless' wireless products compete primarily on the basis of value in terms of price, features and reliability. There have been several periods of extreme price competition in the wireless industry, particularly when one or more or its competitors has sought to sell off excess inventory by lowering its prices significantly.

         As a result of global competitive pressures, there has been significant consolidation in the domestic wireless industry:

        o Verizon Wireless: Bell Atlantic, AirTouch Communications, GTE Mobilnet, PrimeCo Personal Communications LP, Frontier and Vodafone
        o     Cingular Wireless: SBC Communications and Bell South
        o VoiceStream: Expanding into major markets through acquisition of Omnipoint

         These consolidations may result in greater competition for a smaller number of large customers and may favor one or more of its competitors over Wireless.


                                Electronics Group

Electronics Industry

         The mobile and consumer electronics industry is large and diverse and encompasses a broad range of products. There are many large manufacturers in the industry, such as Sony, RCA, Panasonic and JVC, as well as large companies that specialize in niche products. The Electronics Group participates in selected niche markets such as autosound, mobile video, vehicle security and selected consumer electronics.

         The introduction of new products and technological advancements drives growth in the electronics industry. For example, the transition from analog to digital technology is leading to the development of a new generation of consumer electronic products. Some of these products include MP-3 players for playing audio downloaded from the Internet, digital radio, DVD mobile video systems and navigation systems.

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

          o navigation systems

         Consumer electronics include:

        o     home and portable stereos
        o     FRS two-way radios
        o     LCD televisions

        o     MP-3 Internet music player/recorders
        o     portable DVD players

         The Electronics Group markets its products under the Audiovox(R) brand name, as well as several other Audiovox-owned trade names that include Prestige(R), Pursuit(R) and Rampage(TM). Sales by the Company's Malaysian, Venezuelan and American Radio subsidiaries fall under the Electronics Group. For the fiscal years ended November 30, 1999 and November 30, 2000, the Electronics Group's sales by product category were as follows:


                                                                  Percent
                                       1999           2000         Change
                                      ------         ------         ----
                                      (millions)

Mobile electronics                    $  117.5       $  135.1         15.0%
Sound                                     82.8           77.8         (3.9)
Consumer electronics                      38.2           61.0         59.7
Other                                      4.0            3.9         (0.2)
                                      ------         ------         ----
      Total                           $  242.5       $  277.8         15.3%
                                      ========       ========       ======

      In the future, the Electronics Group will continue to focus its efforts on new technologies to take advantage of market opportunities created by the digital convergence of data, communications, navigation and entertainment products.

Licensing

      In the late 1990's, the Company began to license its brand name for use on selected products, such as home and portable stereo systems. Actual sales of licensed products are not included in the Company's sales figures. However, the Company licensed customers have reported that, for fiscal 2000, they sold $27.5 million in licensed goods for which the Company received license fees. License sales promote the Audiovox brand name without adding any significant costs.

Electronics distribution and marketing

      The Electronics Group sells its electronics products to:

       o      mass merchants
       o      power retailers
       o      chain stores
       o      specialty retailers
       o      distributors
       o      new car dealers
       o      the U.S. military

         The Electronics Group also sells its products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Daimler Chrysler, General Motors Corporation and Nissan. OEM projects are a significant portion of the Electronics Group sales, accounting for approximately 15% of the Electronics Group's sales in 2000. These projects require a close partnership with the customer as the Electronics Group develops products to their specific requirements. Three of the largest auto makers, General Motors, Daimler Chrysler and Ford require QS registration for all of their vendors. The Electronics Group's Hauppauge facility is both QS 9000 and ISO 9001 registered.

         For fiscal 1999, the Electronics Group's five largest customers were Nissan, Best Buy, Sears, the U.S. Miliary and Gulf States Toyota, and they represented 23.9% of net sales. Nissan represented approximately 12% of net sales for fiscal 1999. In fiscal 2000, the Electronics Group's five largest customers were Nissan, Wal-Mart, Target, Gulf States Toyota and Circuit City. They represented 21.1% of the Electronics Group's net sales.

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

          o working with key customers and suppliers to identify consumer trends and potential demand

          o working with the suppliers to design and develop products to meet those demands

          o evaluating and testing the products in our own facilities to ensure compliance with our standards

          o performing software design and validation testing

         The Electronics Group provides a warranty to the end-users of its electronics products, generally ranging from 90 days up to the life of the vehicle for the original owner on some of its automobile-installed products. To support its warranties, the Electronics Group has six independent warranty centers throughout the United States and Canada. At its Hauppauge facility, the Electronics Group has a customer service group that provides product information, answers questions and serves as a technical hotline for installation help for both end-users and its customers.

Electronics suppliers

         The Electronics Group purchases its electronics products from manufacturers located in several Pacific Rim countries, including Japan, China, Korea, Taiwan, Singapore and Malaysia. The Electronics Group also uses several manufacturers in the United States for cruise controls, mobile video and power amplifiers. In selecting its manufacturers, the Electronics Group considers quality, price, service, market conditions and reputation. The Electronics Group maintains buying offices or inspection offices in Taiwan, Korea, China and Hong Kong to provide local supervision of supplier performance such as price negotiations, delivery and quality control. The Electronics Group generally purchases its products under short-term purchase orders and does not have long-term contracts with its suppliers. Electronics believes that alternative sources of supply are currently available, although there could be a time lag and increased costs if it were to have an unplanned shift to a new supplier.

         The Electronics Group considers relations with its suppliers to be good. In addition, the Electronics Group believes that alternative sources of supply are generally available within 120 days.

Electronics competition

         The Electronics Group's electronics business is highly competitive across all of its product lines, and the Electronics Group competes with a number of well-established companies that manufacture and sell similar products. The Electronics Group's mobile electronics products compete against factory-supplied radios (including General Motors, Ford and Daimler Chrysler), security and mobile video systems . The Electronics Group's mobile electronics products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood and Pioneer. The Electronics Group's consumer electronics product lines compete against major consumer electronic companies, such as JVC, Sony, Panasonic, Motorola, RCA and AIWA. Brand name, design, features and price are the major competitive factors across all of its product lines.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales
         ---------------------------------------------------------------------

         The amounts of net sales and long-lived assets, attributable to each of the Company's geographic segments for each of the last three fiscal years are set forth in Note 22 to the Company's consolidated financial statements included herein. During fiscal 2000, the Company exported approximately $246 million in product sales.

Trademarks

         The Company markets products under several trademarks, including Audiovox(R), Prestige(R), Pursuit(R) and Rampage(TM) . The trademark Audiovox(R) is registered in approximately 66 countries. The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products.

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


                         Percentage        Formation
           Venture       Ownership             Date                Function

Audiovox Specialized                                       Distribution of products for van, RV
    Applications                50.0%         1997         and other specialized vehicles.
                                20.0%         1997        Distribution of wireless products and
Bliss-Tel Company,                                                  accessories in Thailand.
    Ltd.

Employees

         The Company employs approximately 965 people. The Company's headcount has been relatively stable for the past several years. The Company considers its relations with its employees to be good. No employees are covered by collective bargaining agreements.

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


Name                    Age     Current Position

John J. Shalam          67      President, Chief Executive Officer and
                                     Chairman of the Board of Directors

Philip Christopher      52      Executive Vice President and a Director

Charles M. Stoehr       54      Senior Vice President, Chief Financial Officer
                                     and a Director

Patrick M. Lavelle      49      Senior Vice President, Electronics Division
                                     and a Director

Name                    Age     Current Position
----
Ann M. Boutcher         50      Vice President, Marketing and a Director

Richard A. Maddia       42      Vice President, MIS  and a Director

Paul C. Kreuch, Jr.*    62      Director

Dennis F. McManus*      50      Director


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

     Patrick M. Lavelle has been a Senior Vice President of the Company since 1991, with responsibility for the Company's mobile and consumer electronics division. Mr. Lavelle is Chief Executive Officer and President of Audiovox's electronics subsidiary, Audiovox Electronics Corporation. He was elected to the Board of Directors in 1993. Mr. Lavelle also serves as Vice Chair of the Mobile Electronics Division of the Consumer Electronics Association and is a Chairman of the Mobile Information Technology Subdivision.

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

     Paul C. Kreuch, Jr. was elected to the Board of Directors in February 1997. Mr. Kreuch has been a Principal of Riotto-Jazylo and Company since April 2000. From October 1998 through March 2000, he was a Principal of Secura Burnett Co., LLC since October 1998. From December 1997 through September 1998, he was the President and Chief Executive Officer of Lafayette American Bank. From

June 1996 through November 1997, he was a Senior Vice President at Handy HRM Corp., an executive search firm. From 1993 through 1996, Mr. Kreuch was an Executive Vice President of NatWest Bank N.A. and, before that, was President of National Westminster Bank USA.

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

Cautionary Factors That May Affect Future Results

         We have identified certain risk factors that apply to either Audiovox as a whole or one of our specific business units. You should carefully consider each of the following risk factors and all of the other information included or incorporated by reference in this Form 10-K. If any of these risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our common stock would likely decline, and you may lose all or part of your investment.

We May Not Be Able to Compete Successfully in the Highly Competitive Wireless Industry.

         The market for wireless handsets and accessories is highly competitive and is character- ized by:

        o  intense price competition
        o  significant price erosion over the life of a product
        o  the demand by wireless carriers for value-added  services provided by
           their   suppliers
        o  rapid   technological   development
        o  industry consolidation

         Our primary competitors for wireless handsets currently are Ericsson, Motorola, Nokia and Kyocera Corporation. In addition, we compete with numerous other established and new manufacturers and distributors, some of whom sell the same or similar products directly to our customers. Historically, our competitors have also included some of our own suppliers and customers. Many of our competitors offer more extensive advertising and promotional programs than we do.

         During the last decade, there have been several periods of extreme price competition, particularly when one or more or our competitors has sought to sell off excess inventory by lowering its prices significantly. In particular, in 1995 several of our larger competitors lowered their prices significantly to reduce their inventories, which required us to similarly reduce our prices. These price reductions had a material adverse effect on our profitability. There can be no assurance that our competitors will not do this again, because, among other reasons, many of them have significantly greater financial resources than we do and can withstand substantial price competition. Since we sell products that tend to have low gross profit-margins, price competition has had, and may in the future have, a material adverse effect on our financial performance.

The Electronics  Business Is Highly Competitive;  Our Electronics  Business
Also Faces Significant Competition from Original Equipment Manufacturers (OEMs).

         The market for consumer electronics is highly competitive across all four of our product lines. We compete against many established companies who have substantially greater resources than us. In addition, we compete directly with OEMs, including divisions of well-known automobile manufacturers, in the autosound, auto security, mobile video and accessories industry. Most of these companies have substantially greater financial and other resources than we do. We believe that OEMs have increased sales pressure on new car dealers with whom they have close business relationships to purchase OEM-supplied equipment and accessories. OEMs have also diversified and improved their product lines and accessories in an effort to increase sales of their products. To the extent that OEMs succeed in their efforts, this success would have a material adverse effect on our sales of automotive entertainment and security products to new car dealers.

Wireless Carriers and Suppliers May Not Continue to Outsource Value-Added Services; We May Not Be Able to Continue to Provide Competitive Value-Added Services.

         Wireless carriers purchase from us, rather than directly from our suppliers, because, among other reasons, we provide added services valued by our customers. In order to maintain our sales levels, we must continue to provide these value-added services at reasonable costs to our carrier-customers and suppliers, including:

     o product sourcing

     o product distribution

     o marketing

     o custom packaging

     o warranty support

     o programming wireless handsets

     o testing for carrier system acceptance

         Our success depends on the wireless equipment manufacturers, wireless carriers, network operators and resellers continuing to outsource these functions rather than performing them in-house. To encourage the use of our services, we must keep our prices reasonable. If our internal costs of supplying these services increase, we may not be able to raise our prices to pass these costs along to our customers and suppliers. As a result of the recent wave of consolidations in the telecommunications industry, wireless carriers, which are the largest customers of our wireless business, may attempt to perform these services themselves. Alternatively, our customers and suppliers may transact business directly with each other rather than through us. If our customers or suppliers begin to perform these services internally or do business directly with each other, it could have a material adverse effect on our sales and our profits.

Our Success Depends on Our Ability to Keep Pace with Technological Advances in the Wireless Industry.

         Rapid technological change and frequent new product introductions characterize the wireless product market. Our success depends upon our ability to:

     o identify the new products necessary to meet the demands of the wireless marketplace, and

     o locate suppliers who are able to manufacture those products on a timely and cost-effective basis.

         Since we do not make any of our own products and do not conduct our own research, we cannot assure you that we will be able to source the products that advances in technology require to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Since we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

We  Depend on a Small  Number of Key  Customers  For a Large  Percentage  of Our
Sales.

         The wireless industry is characterized by a small number of key customers. In fiscal 1998, 59.6% of our wireless sales were to five customers, and for fiscal 1999, 65.9% of our wireless sales were to five customers. Our five largest customers accounted for 73.6% of our wireless sales in fiscal 2000, one of which accounted for 60.4% of our wireless sales in fiscal 2000.

We Do Not Have Long-term Sales Contracts with Any of Our Customers.

         Sales of our wireless products are made by oral or written purchase orders and are terminable at will by either party. The unexpected loss of all or a significant portion of sales to any one of our large customers could have a material adverse effect on our performance. Sales of our electronics products are made by purchase order and are terminated at will at the option of either party. We do not have long-term sales contracts with any of our customers. The unexpected loss of all or a significant portion of sales to any one of these customers could result in a material adverse effect on our performance.

We Could Lose Customers or Orders as a Result of Consolidation in the Wireless Telecommunications Carrier Industry.

         As a result of global competitive pressures, there has been significant recent consolidation in the domestic wireless industry:

          o Verizon Wireless: Bell Atlantic, AirTouch Communications, GTE Mobilnet, Prime Co Personal Communications LP, Frontier and Vodafone

          o Cingular Wireless: SBC Communications and Bell South

          o VoiceStream: Expanding into major markets through acquisition of Omnipoint

         Future consolidations, could cause us to lose business if any of the new consolidated entities do not perform as they expect to because of integration or other problems. In addition, these consolidations will result in a smaller number of wireless carriers, leading to greater competition in the wireless handset market, and may favor one or more of our competitors over us. This could also lead to fluctuations in our quarterly results. If any of these new entities orders less product from us or elects not to do business with us, it would have a material adverse effect on our business. In fiscal 2000, the five largest wireless customers were Verizon Wireless, AllTel Communications, MCI Worldcom, Brightpoint, Inc. and Canadian Mobility. One of these customers, Verizon Wireless (Bell Atlantic, AirTouch Communications and PrimeCo Personal Communications LP prior to the merger), accounted for 60.4% of Wireless' net sales for fiscal 2000. All of these customers represented 73.6% of Wireless' net sales and 61.6% of consolidated net sales during fiscal 2000.

Sales in Our Electronics Business Are Dependent on New Products and Consumer Acceptance.

         Our electronics business depends, to a large extent, on the introduction and availability of innovative products and technologies. Significant sales of new products in niche markets, such as Family Radio Service two-way radios, known as FRS radios, and mobile video systems, have fueled the recent growth of our electronics business. If we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins will decline.

Since We Do Not Manufacture Our Products, We Depend on Our Suppliers to Provide Us with Adequate Quantities of High Quality Competitive Products on a Timely Basis.

         We do not manufacture our products. We do not have long-term contracts with any of the suppliers who produce our final products and most of our products are imported from suppliers under short-term, non-exclusive purchase orders. In addition, we have had a relationship with several of our wireless suppliers for only a short period of time. Accordingly, we can give no assurance that:

     o    our supplier relationships will continue as presently in effect

     o our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us

     o we will be able to obtain adequate alternatives to our supply sources should they be interrupted

     o if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers

         Because of the recent increased demand for wireless and consumer electronics products, there have been industry-wide shortages of components. As a result, our suppliers have not been able to produce the quantities of these products that we desire. For example, LCD screens for mobile video products and saw filters and audio processors for wireless products are currently in short supply. Our inability to supply sufficient quantities of products that are in demand could reduce our profitability and have a material adverse effect on our relationships with our customers. If any of our supplier relationships were terminated or interrupted, we could experience an immediate or long-term supply shortage, which could have a material adverse effect on us. It is likely that our supply of wireless products would be interrupted before we could obtain alternative products.

Because We Purchase a Significant Amount of Our Products from Suppliers in Pacific Rim Countries, We Are Subject to the Economic Risks Associated with Changes in the Social, Political, Regulatory and Economic Conditions Inherent in These Countries.

         We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have recently experienced significant social, political and economic upheaval. Because of the large concentrations of our purchases in Pacific Rim countries, particularly Japan, China, Korea, Taiwan and Malaysia, any adverse changes in the social, political, regulatory and economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete before we can sell our inventory.

We Plan to Expand the International Marketing and Distribution of Our Products, Which Will Subject Us to Additional Business Risks.

         As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so. Conducting business outside of the United States subjects us to significant additional risks, including:

     o export and import restrictions, tax consequences and other trade barriers

     o    currency fluctuations

     o    greater difficulty in accounts receivable collections

     o    economic and political instability

     o    foreign exchange controls that prohibit payment in U.S. dollars

     o increased complexity and costs of managing and staffing international operations

         For instance, our international sales declined by 50% from 1997 to 1998, in significant part due to financial crises in the Asian markets, particularly Malaysia. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in Foreign Currencies Could Have a Material Adverse Impact on Our Business.

         We cannot predict the effect of exchange rate fluctuations on our future operating results. Also, due to the short-term nature of our supply arrangements, the relationship of the U.S. dollar to foreign currencies will impact price quotes when negotiating new supply arrangements denominated in U.S. dollars. As a result, we could experience declining selling prices in our market without the benefit of cost decreases on purchases from suppliers or we could experience increasing costs without an ability to pass the costs to the customers. We cannot assure you that we will be able to effectively limit our exposure to foreign currencies. Foreign currency fluctuations could cause our operating results to decline and have a material adverse effect on our ability to compete. Many of our competitors manufacture products in the United States or outside the Pacific Rim, which could place us at a competitive disadvantage if the value of the Pacific Rim currencies increased relative to the currency in the countries where our competitors obtain their products. We engage in hedging transactions in connection with our business.

Trade Sanctions Against Foreign Countries or Foreign Companies Could Have a Material Adverse Impact on Our Business.

     As a result of trade disputes, the United States and foreign countries have occasionally imposed tariffs, regulatory procedures and importation bans on certain products, including wireless handsets that have been produced in foreign countries. Trade sanctions or regulatory procedures involving a country in which we conduct a substantial amount of business could have a material adverse effect on our operations. Some of the countries we purchase products from are: China, Japan, Korea, Taiwan and Malaysia. China and Japan have been affected by such sanctions in the past. In addition, the United States has imposed, and may in the future impose, sanctions on foreign companies for anti-dumping and other violations of U.S. law. If sanctions were imposed on any of our suppliers or customers, it could have a material adverse effect on our operations.

We May Not Be Able to  Sustain  Our  Recent  Growth  Rates  or  Maintain  Profit
Margins.

     Sales of our wireless products, a large portion of our business that operates on a high-volume, low-margin basis, have increased significantly over the past two years, from approximately $432 million in fiscal 1998 to approximately $1.4 billion for fiscal 2000. Sales of our electronics products also increased significantly from approximately $185 million for fiscal 1998 to approximately $278 million for fiscal 2000. We may not be able to continue to achieve these increasing revenue growth rates or maintain profit margins because, among other reasons, of increased competition and technological changes. In addition, we expect that our operating expenses will continue to increase as we seek to expand our business, which could also result in a reduction in profit margins if we do not concurrently increase our sales proportionately.

If Our Sales During the Holiday Season Fall below Our Expectations, Our Annual Results Could Also Fall below Expectations.

     Seasonal consumer shopping patterns significantly affect our business. We generally make a substantial amount of our sales and net income during September, October and November, our fourth fiscal quarter. We expect this trend to continue. December is also a key month for us, due largely to the increase in promotional activities by our customers during the holiday season. If the economy faltered in these periods, if our customers altered the timing or frequency of their promotional activities or if the effectiveness of these promotional activities declined, particularly around the holiday season, it could have a material adverse effect on our annual financial results.

A Decline in General Economic Conditions Could Lead to Reduced Consumer Demand for the Discretionary Products We Sell.

     Consumer spending patterns, especially discretionary spending for products such as consumer electronics and wireless handsets, are affected by, among other things, prevailing economic conditions, wage rates, inflation, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy or an uncertain economic outlook could have a material adverse effect on our sales. In addition, our mobile electronics business is dependent on the level of car sales in our markets.

We Depend Heavily on Existing Management and Key Personnel and Our Ability to Recruit and Retain Qualified Personnel.

     Our success depends on the continued efforts of John Shalam, Philip Christopher, C. Michael Stoehr and Patrick Lavelle, each of whom has worked with Audiovox for over two decades, as well as our other executive officers and key employees. We do not have employment contracts with any of our executive officers or key employees, nor do we maintain key person life insurance for any of our officers or employees. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

     In addition, to support our continued growth, we must effectively recruit, develop and retain additional qualified personnel both domestically and internationally. Our inability to attract and retain necessary qualified personnel could have a material adverse effect on our business.

We Are Responsible for Product Warranties and Defects.

     Even though we outsource manufacturing, we provide warranties for all of our products. Therefore, we are highly dependent on the quality of our suppliers. The warranties for our electronics products range from 90 days to the lifetime of a vehicle for the original owner. The warranties for our wireless products generally range from 90 days to three years. In addition, if we are required to repair a significant amount of product, the value of the product could decline while we are repairing the product. In particular, in 1998, a software problem caused us to recall a specific line of analog handsets. After a $1 million reimbursement from the manufacturer for warranty costs, this recall resulted in a net pre-tax charge of $6.6 million to cover the decline in the selling price of the product during the period we were repairing the handsets. We cannot assure you that we will not have similar problems in the future or that our suppliers will reimburse us for any warranty problems.

Our Capital Resources May Not Be Sufficient to Meet Our Future Capital and Liquidity Requirements.

     We believe that we currently have sufficient resources to fund our existing operations for the foreseeable future through our cash flows and borrowings under our credit facility. However, we may need additional capital to operate our business if:

        o     market conditions change
        o     our business plans or assumptions change
        o     we make significant acquisitions
        o we need to make significant increases in capital expenditures or working capital

     We cannot assure you that we would be able to raise additional capital on favorable terms, if at all. If we could not obtain sufficient funds to meet our capital requirements, we would have to curtail our business plans. We may also raise funds to meet our capital requirements by issuing additional equity, which could be dilutive to our stockholders.

Restrictive Covenants in Our Credit Facility May Restrict Our Ability to Implement Our Growth Strategy, Respond to Changes in Industry Conditions, Secure Additional Financing and Make Acquisitions.

         Our credit facility contains restrictive covenants that:

     o    require us to attain specified pre-tax income

     o    limit our ability to incur additional debt

     o    require us to achieve specific financial ratios

     o    restrict our ability to make capital expenditures or acquisitions

     If our business needs require us to take on additional debt, secure financing or make significant capital expenditures or acquisitions, and we are unable to comply with these restrictions, we would be forced to negotiate with our lenders to waive these covenants or amend the terms of our credit facility. We cannot assure you that any such negotiations would be successful.

There Are Claims of Possible Health Risks from Wireless Handsets.

     Claims have been made alleging a link between the non-thermal electromagnetic field emitted by wireless handsets and the development of cancer, including brain cancer. Recently, the television show 20/20 on ABC reported that several of the handsets available on the market, when used in certain positions, emit radiation to the user's brain in amounts higher than permitted by the Food and Drug Administration. The scientific community is divided on whether there is any risk associated with the use of wireless handsets and, if so, the magnitude of the risk. Unfavorable publicity, whether or not warranted, medical studies or findings or litigation could have a material adverse effect on our growth and financial results.

     In the past, several plaintiffs' groups have brought class actions against wireless handset manufacturers and distributors, including us, alleging that wireless handsets have caused cancer.

     To date, none of these actions has been successful. However, actions based on these or other claims may succeed in the future and have a material adverse effect on us.

Several Domestic and Foreign Governments Are Considering, or Have Recently Adopted, Legislation That Restricts the Use of Wireless Handsets While Driving.

     Several foreign governments have adopted, and a number of U.S. state and local governments are considering or have recently enacted, legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. For example, Brooklyn, Ohio and Suffolk County, New York have adopted statutes that restricts the use of wireless handsets or requires the use of a hands-free kit while driving. Widespread legislation that restricts or prohibits the use of wireless handsets while operating a vehicle could have a material adverse effect on our future growth.

Our Stock Price Could Fluctuate Significantly.

     The market price of our common stock could fluctuate significantly in response to various factors and events, including:

     o    operating results being below market expectations

     o announcements of technological innovations or new products by us or our competitors

     o    loss of a major customer or supplier

     o changes in, or our failure to meet, financial estimates by securities analysts

     o    industry developments

     o    economic and other external factors

     o    period-to-period fluctuations in our financial results

     o    financial crises in Asia

     o    general downgrading of our industry sector by securities analysts

     In addition, the securities markets have experienced significant price and volume fluctuations over the past several years that have often been unrelated to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our common stock.

John J. Shalam, Our President and Chief Executive Officer, Owns a Significant Portion of Our Common Stock and Can Exercise Control over Our Affairs.

     Mr. Shalam beneficially owns approximately 55% of the combined voting power of both classes of common stock. This will allow him to elect our Board of Directors and, in general, to determine the outcome of any other matter submitted to the stockholders for approval. Mr. Shalam's voting power may have the effect of delaying or preventing a change in control of Audiovox.

     We have two classes of common stock: Class A common stock is traded on the Nasdaq Stock Market under the symbol VOXX, and Class B common stock, which is not publicly traded and substantially all of which is beneficially owned by Mr. Shalam. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Both classes vote together as a single class, except in certain circumstances, for the election and removal of directors and as otherwise may be required by Delaware law. Since our charter permits shareholder action by written consent, Mr. Shalam may be able to take significant corporate actions without prior notice and a shareholder meeting.

Item 2 - Properties

     As of November 30, 2000, the Company leased a total of thirty-four operating facilities located in eleven states and one Canadian province. Wireless utilizes fifteen of these facilities located in California, New Jersey, New York, Pennsylvania, Virginia and Canada. The Electronics Group utilizes nineteen of these facilities located in California, Florida, Georgia, Massachusetts, New York, Ohio, Tennessee, Texas and Canada. These facilities serve as offices, warehouses, distribution centers or retail locations for both Wireless and the Electronics Group. Additionally, the Company utilizes public warehouse facilities located in Norfolk, Virginia and Sparks, Nevada for its Electronics Group and in Miami, Florida, Toronto, Canada, Farmingdale, New York, Rancho Dominguez, California and Tilburg, Netherlands for its Wireless Group. The Company also owns and leases facilities in Venezuela and Malaysia for its Electronics Group.

Item 3 - Legal Proceedings

     The Company is currently, and has in the past been, a party to routine litigation incidental to its business. During 2000, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in a class action lawsuit alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. An order dismissing the Company as a defendant was granted on the grounds that the plaintiff failed to make proper legal service. However, the plaintiff has the right to effect proper legal service of the original complaint or file a new lawsuit. The Company has not been re-served to date, nor has a new lawsuit been filed. In the event that the Company is re-served or a new lawsuit is filed, the Company would vigorously defend any claims against the Company. The Company does not expect any pending litigation to have a material adverse effect on its consolidated financial position.


Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5 - Market for the Registrant's  Common Equity and Related Stockholder
         Matters
-------------------------------------------------------------------------------

Summary of Stock Prices and Dividend Data

     The Class A Common Stock of Audiovox are traded on the Nasdaq Stock Market under the symbol VOXX. No dividends have been paid on the Company's common stock. The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and Capital Resources of Management's Discussion and Analysis). There are approximately 424 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Class A Common Stock


                                                                     Average
                                                                      Daily
                                                                     Trading
Fiscal Period                       High               Low            Volume
-------------                      ----               ---            ------

1999
   First Quarter                      7.38              5.50           43,260
   Second Quarter                     8.94              5.94           48,416
   Third Quarter                     16.00              8.44          151,232
   Fourth Quarter                    30.00             14.50          222,102

2000
   First Quarter                     65.50             25.00          443,904
   Second Quarter                    72.50             16.63          713,149
   Third Quarter                     30.94             13.69          740,123
   Fourth Quarter                    18.88              9.00          355,056

Item 6 - Selected Financial Data

Years ended November 30, 1996, 1997, 1998, 1999 and 2000:
(Dollars in thousands, except per share data)


                                                1996          1997         1998       1999           2000
                                                ----          ----         ----       ----           ----

Net sales                                   $  597,915    $  639,082   $  616,695   $1,159,537   $1,702,296
Income before extraordinary item               (26,469)       21,022        2,972       27,246       25,040
Extraordinary item                                --            --           --           --          2,189
Net income (loss)                              (26,469)       21,022        2,972       27,246       27,229
Net income (loss) per common share before
   extraordinary item:
   Basic                                         (2.82)         1.11         0.16         1.43         1.17
   Diluted                                       (2.82)         1.09         0.16         1.39         1.11
Net income (loss) per common share:
   Basic                                         (2.82)         1.11         0.16         1.43         1.27
   Diluted                                       (2.82)         1.09         0.16         1.39         1.21
Total assets                                   265,545       289,827      279,679      475,083      502,859
Long-term obligations, less current
   installments                                 70,413        38,996       33,724      122,798       24,440
Stockholders' equity                           131,499       187,892      177,720      216,744      330,503

This selected financial data includes:

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


for 1999:
     o a pre-tax charge of $2.0 million due to the other-than-temporary decline in the market value of its Shintom common stock; and
     o a pre-tax gain of $3.8 million on the issuance of subsidiary shares to Toshiba Corporation.

for 2000:
     o a pre-tax charge of $8.2 million for an analog inventory cost reduction;
     o a $2.2 million extraordinary item related to the extinguishment of debt;
     o a pre-tax gain of $3.9 million on the sale of marketable securities and related recognition of gain on hedge of CellStar common stock;
     o a $96.6 million increase in stockholders' equity in connection with a common stock offering of 2.3 million shares; and
     o a $10.1 million decrease in stockholders' equity as a result of an unrealized loss on marketable equity securities.

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

       o      seasonality and cyclicality
       o      inventory obsolescence and availability

     The Company markets its products under the Audiovox brand as well as private labels to a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. Wireless consists of Audiovox Communications Corp. (ACC), a 95%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and, to a lesser extent, carriers overseas. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service. For fiscal 2000, sales through Quintex were $63.5 million or 4.5% of Wireless sales. Quintex receives activation commissions and residual fees from retail sales. Quintex also receives a monthly residual payment which is based upon a percentage of the customer's usage.

     The Electronics Group consists of wholly-owned subsidiaries, Audiovox Electronics Corporation (AEC) and American Radio Corp., and three majority-owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings
(M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios, in-vehicle video systems, flat-screen televisions, DVD's and navigation systems. Sales are made through an extensive distribution network of mass merchandisers, power retailers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis.

     The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.

     From fiscal 1996 through 2000, several major events and trends have affected the Company's results and financial conditions.

     Wireless increased its handset sales from 2.1 million units in fiscal 1996 to 8.9 million units in fiscal 2000. This increase in unit sales was primarily due to:

     o the introduction of digital technology, which has allowed carriers to significantly increase subscriber capacity

     o    increased number of carriers competing in each market

     o    reduced cost of service and expanded feature options

     o    increased selling price of digital handsets

     During this period, the Company's unit gross profit margin declined due to continued strong competition and increased sales of digital handsets, which have a lower gross profit margin percentage than analog handsets. Despite the margin decline, the Company's gross margin dollars increased significantly due to the large increases in net sales.

     Sales by the Electronics Group were $188.4 million in 1996 and $193.9 million in 1997, but declined in 1998 to $185.0 million, primarily due to a financial crisis in Asia, particularly Malaysia. Sales for fiscal 1999 were $242.5 million. Sales for fiscal 2000 were $277.8 million. During this period, the Company's sales were impacted by the following items:

     o the growth of our consumer electronic products business from $2.9 million in fiscal 1996 to $60.9 million in fiscal 2000
     o the introduction of mobile video entertainment systems and other new technologies
     o    the Asian financial crisis in 1998
     o    growth of OEM business

     Gross margins in the Company's electronics business increased from 18.9% in 1996 to 21.6% for fiscal 2000 due, in part, to higher margins in mobile video products and other new technologies and products.

     The Company's total operating expenses have increased at a slower rate than sales since 1996. Total operating expenses were $83.3 million in 1996 and $113.8 million in 2000. The Company has invested in management systems and improved its operating facilities to increase its efficiency.

     During  the  period  1996  to  2000,   the  Company's   balance  sheet  was
strengthened by the conversion of its $65 million 6 1/4% subordinated convertible debentures due 2001 into approximately 9.7 million shares of Class A common stock, the net gain of $23.7 million from the sale of CellStar stock held by the Company and the 2.3 million share follow-on offering in which the Company received $96.6 million net proceeds.

     All financial information, except share and per share data, is presented in thousands.

Results of Operations

     The following table sets forth for the periods indicated certain statements of income data for the Company expressed as a percentage of net sales:


                                                                 Percentage of Net Sales
                                                                 Years Ended November 30,
                                                        ------------------------------------------
                                                                          1998    1999      2000
                                                                       --------  -------   --------
Net sales:

     Wireless
        Wireless products                                                 65.1%     76.2%     81.7%
        Activation commissions                                             3.5       2.1       1.7
        Residual fees                                                      0.6       0.3       0.1
        Other                                                              0.9       0.5       0.2
                                                                       --------  -------   --------
           Total Wireless                                                 70.0      79.1      83.7
                                                                       --------  -------   --------

     Electronics
        Mobile electronics                                                14.1      10.1       7.9
        Sound                                                             13.4       7.1       4.6
        Consumer electronics                                               1.9       3.3       3.6
     Other                                                                 0.6       0.3       0.2
                                                                       --------  -------   --------
           Total Electronics                                              30.0      20.9      16.3

           Total net sales                                               100.0     100.0     100.0

Cost of sales                                                            (85.6)    (88.4)    (91.0)
                                                                       --------  -------   --------
Gross profit                                                              14.4      11.6       9.0

Selling                                                                   (5.7)     (3.2)     (2.7)
General and administrative                                                (5.9)     (3.8)     (2.9)
Warehousing, assembly and repair                                          (2.0)     (1.3)     (1.1)
                                                                       --------  -------   --------
        Total operating expenses                                         (13.6)     (8.3)     (6.7)
                                                                       --------  -------   --------
Operating income                                                           0.8       3.3       2.3

Interest and bank charges                                                 (0.8)     (0.4)     (0.4)
Income in equity investments and related income, net                       0.2       0.3       0.2
Gain on sale of investments                                                0.1       0.3       0.1
Gain on hedge of available-for-sale securities                          --        --           0.1
Gain on issuance of subsidiary shares                                   --           0.3    --
Other income (expense)                                                     0.3      (0.2)      0.1
Provision for income taxes                                                (0.1)     (1.3)     (0.9)
Extraordinary item                                                      --        --           0.1
                                                                       --------  -------   --------
                                                                           0.5%      2.3%      1.6%
                                                                       ========  ========  ========
Net income

     The net sales and percentage of net sales by product line and marketing group for the fiscal years ended November 30, 1998, 1999 and 2000 are reflected in the following table. Certain reclassifications and recaptionings have been made to the data for periods prior to fiscal 2000 in order to conform to fiscal 2000 presentation.


                                                                Fiscal Year Ended November 30,
                                   -----------------------------------------------------------------------------------------
                                        1998                   1999                2000
                               ------------------      ----------------      ---------------
                                                       (Dollars in thousands)
Net sales:
     Wireless
        Products               $  401,184      65.1% $  883,537      76.2% $1,390,026      81.7%
        Activation
          commissions              21,438       3.5      24,412       2.1      28,983       1.7
        Residual fees               3,592       0.6       2,939       0.3       1,852       0.1
        Other                       5,526       0.9       6,197       0.5       3,619       0.2
                               ----------   -------- ----------     ------ ----------      -----
           Total Wireless         431,740      70.0     917,085      79.1   1,424,480      83.7
                               ----------   -------- ----------     ------ ----------      -----
     Electronics
        Mobile electronics         86,736      14.1     117,500      10.1     135,074       7.9
        Sound                      82,763      13.4      82,843       7.1      77,825       4.6
        Consumer electronics       11,827       1.9      38,150       3.3      60,968       3.6
        Other                       3,629       0.6       3,959       0.3       3,949       0.2
                               ----------   -------- ----------     ------ ----------      -----
           Total Electronics      184,955      30.0     242,452      20.9     277,816      16.3
                               ----------   -------- ----------     ------ ----------      -----
           Total               $  616,695     100.0% $1,159,537     100.0% $1,702,296     100.0%
                               ==========   ======== ==========     ====== ==========     ======


 (Dollars in thousands, except share and per share data)

Fiscal 1999 Compared to Fiscal 2000
Consolidated Results

     Net sales for fiscal 2000 were $1,702,296, a 46.8% increase from net sales of $1,159,537 in fiscal 1999. Wireless Group sales were $1,424,480 in fiscal year 2000, a 55.3% increase from sales of $917,085 in fiscal 1999. Unit sales of wireless handsets increased 46.9% to approximately 8,909,000 units in fiscal 2000 from approximately 6,067,000 units in fiscal 1999. The average selling price of the Company's handsets increased to $150 per unit in fiscal 2000 from $140 per unit in fiscal 1999.

     Electronics Group sales were $277,816 in fiscal 2000, a 14.6% increase from sales of $242,452 in fiscal 1999. This increase was largely due to increased sales in the mobile video and consumer electronics product lines. Sales by the Company's international subsidiaries increased 2.8% in fiscal 2000 to approximately $25.8 million as a result of improvements in the Malaysian subsidiary.

     Gross profit margin for fiscal 2000 was 9.0%, compared to 11.6% in fiscal 1999. This decline in profit margin resulted primarily from an $8,152 analog inventory cost reduction and margin reductions in Wireless attributable to increased sales of digital handsets, which have lower margins. Due to specific technical requirements of individual carrier customers, carriers place large purchase commitments for digital handsets with Wireless, which results in a lower selling price which then lowers gross margins. Gross profit increased 13.2% to $152,368 in fiscal 2000, versus $134,628 in fiscal 1999.

     Operating expenses were $113,844 in fiscal 2000, compared to $96,391 in fiscal 1999. As a percentage of net sales, operating expenses decreased to 6.7% in fiscal 2000 from 8.3% in fiscal 1999. Operating income for fiscal 2000 was $38,524, an increase of $287 from fiscal 1999.

     During 2000, the Company also recorded an extraordinary gain of $2,189 in connection with the extinguishment of debt.

         Net income for fiscal 2000 was $27,229 compared to $27,246 in fiscal 1999. Earnings per share before extraordinary item were $1.17, basic, and $1.11, diluted, and $1.27, basic and $1.21, diluted after extraordinary item, in fiscal 2000 compared to $1.43, basic and $1.39, diluted, in fiscal 1999.

Wireless Results

         The following table sets forth for the fiscal years indicated certain statements of income data for Wireless expressed as a percentage of net sales:


                                        1999                  2000
                              ----------------------  ----------------------

Net sales:
     Wireless products        $   883,537       96.3% $ 1,390,026       97.6%
     Activation commissions        24,412        2.7       28,983        2.0
     Residual fees                  2,939        0.3        1,852        0.1
     Other                          6,197        0.7        3,619        0.3
                              -----------      ------ -----------      -----
         Total net sales          917,085      100.0    1,424,480      100.0
Gross profit                       81,679        8.9       93,184        6.5
Total operating expenses           44,248        4.8       54,524        3.8
                              -----------      ------ -----------      -----
Operating income                   37,431        4.1       38,660        2.7
Other expense                      (6,176)       0.7       (7,663)      (0.5)
                              -----------      ------ -----------      -----
Pre-tax income                $    31,255        3.4% $    30,997        2.2%
                              ===========      ====== ===========      =====

     Wireless is composed of ACC and Quintex, both subsidiaries of the Company.

     Net sales were $1,424,480 in fiscal 2000, an increase of $507,395, or 55.3%, from fiscal 1999. Unit sales of wireless handsets increased by 2,842,000 units in fiscal 2000, or 46.9%, to approximately 8,909,000 units from 6,067,000 units in fiscal 1999. This increase was attributable to sales of portable, digital products. The addition of a new supplier also provided a variety of new digital, wireless products that contributed to the sales increase. The average selling price of handsets increased to $150 per unit in fiscal 2000 from $140 per unit in fiscal 1999. The number of new wireless subscriptions processed by Quintex increased 30.9% in fiscal 2000, with a corresponding increase in activation commissions of approximately $4,571 in fiscal 2000. The average commission received by Quintex per activation decreased by approximately 9.3% in fiscal 2000 from fiscal 1999 due to changes within the commission structure with the various carriers. Unit gross profit margins decreased to 5.7% in fiscal 2000 from 7.8% in fiscal 1999, reflecting an increase in average unit cost, partially offset by an increase in selling prices. During 2000, Wireless adjusted the carrying value of its analog inventory by recording an $8,152 cost reduction. This charge will enable Wireless to effectively exit the active analog market.

However, even as Wireless and the wireless communications market continues to shift away from analog to digital technology, Wireless will continue to sell analog telephones on a limited basis to specific customers to support specific carrier programs.

     Operating expenses increased to $54,524 in fiscal 2000 from $44,248 in fiscal 1999. As a percentage of net sales, however, operating expenses decreased to 3.8% during fiscal 2000 compared to 4.8% in fiscal 1999. Selling expenses increased in fiscal 2000 from fiscal 1999, primarily in commissions and divisional marketing expenses. General and administrative expenses increased in fiscal 2000 from fiscal 1999, primarily in office salaries, temporary personnel, depreciation and amortization. Warehousing, assembly and repair expenses increased in fiscal 2000 from fiscal 1999, primarily in direct labor. Pre-tax income for fiscal 2000 was $30,997, a decrease of $258 from fiscal 1999.

     Management believes that the wireless industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future as new competitors enter the marketplace. Also, timely delivery and carrier acceptance of new product could affect our quarterly performance.

Electronics Results

     The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:



                                 1999                    2000
                                 ------                  -----

Net sales:

     Mobile electronics     $ 117,500       48.5%  $ 135,074       48.6%
     Sound                     82,843       34.2      77,825       28.0
     Consumer electronics      38,150       15.7      60,968       21.9
     Other                      3,959        1.6       3,949        1.5
                            ---------      -----   ---------      -----
        Total net sales       242,452      100.0     277,816      100.0
Gross profit                   53,025       21.9      60,066       21.6
Total operating expenses       38,645       15.9      43,360       15.6
                            ---------      -----   ---------      -----
Operating income               14,380        5.9      16,706        6.0
Other expense                  (3,021)      (1.2)     (1,937)      (0.7)
                            ---------      -----   ---------      -----
Pre-tax income              $  11,359        4.7%  $  14,769        5.3%
                            =========      =====   =========      ======

     Net sales were $277,816 in fiscal 2000, a 14.6% increase from net sales of $242,452 in fiscal 1999. Mobile and consumer electronics' sales increased over last year, partially offset by decreases in sound and other. Sales of mobile video within the mobile electronics category increased over 40% in fiscal 2000 to approximately $73.2 million from $52.0 million in fiscal 1999. Consumer electronics increased 59.8% to $60,968 in fiscal 2000 from $38,150 in fiscal 1999. These increases were due to the introduction of new product lines in both categories. These increases were partially offset by a decrease in the sound category, particularly SPS, AV, private label and Prestige audio lines.

     Operating expenses were $43,360 in fiscal 2000, a 12.2% increase from operating expenses of $38,645 in fiscal 1999. Selling expenses increased during fiscal 2000, primarily in commissions, salesmen's salaries, advertising and divisional marketing. General and administrative expenses increased from fiscal 1999, mostly in office salaries, occupancy costs, depreciation and amortization. Warehousing and assembly expenses increased in fiscal 2000 from fiscal 1999, primarily due to field warehousing expense. Pre-tax income for fiscal 2000 was $14,769, an increase of $3,410 from fiscal 1999.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Other Income and Expense

     Interest expense and bank charges increased $1,598 during fiscal 2000 from fiscal 1999.

     Equity in income of equity investments, net, decreased by approximately $1,685 for fiscal 2000 compared to fiscal 1999. The majority of the decrease was due to decreases in the equity income of ASA and TALK. The decrease in ASA was due to a decrease in sales of mobile video products. The decrease in TALK was due to a change from analog to GSM within the wireless marketplace. During fiscal 2000, the Company disposed of its equity investment in TALK.

     During 1999, the Company recorded an other-than-temporary decline in market value of its Shintom common stock in the amount of $1,953 and a related deferred tax benefit of $761. The write- down has been recorded as a component of other expense in the consolidated statements of income.

     During 1999, the Company purchased an additional 3,100,000 Japanese yen (approximately $27,467) of Shintom Debentures and exercised its option to convert 2,882,788 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock yielding net proceeds of $27,916 and a gain of $3,501.

     During 2000, the Company exercised its option to convert 800,000 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock, yielding net proceeds of $12,376 and a gain of $1,850.

     During 2000, the Company sold 200,000 shares of its CellStar common stock yielding net proceeds of $851 and a gain of $537. In connection with the sale of the shares, the Company recognized $1,499 ($929 net of taxes) representing the net gain on the hedge of the available-for-sale securities (See Note 21(a)(2) to the consolidated financial statements for further discussion).

     On March 31, 1999, Toshiba Corporation, a major supplier, purchased 5% of the Company's subsidiary, Audiovox Communications Corp. (ACC), a supplier of wireless products for $5,000 in cash. The Company currently owns 95% of ACC; prior to the transaction, ACC was a wholly-owned subsidiary. As a result of the issuance of ACC's shares, the Company recognized a gain of $3,800 ($2,470 net of deferred taxes) during 1999.

Provision for Income Taxes

     The effective tax rate for 1999 and 2000 was 36.2% and $37.3%, respectively. The increase in the effective tax rate was due to increased foreign taxes offset by a decrease in the valuation allowance and a decrease in state income taxes.


Fiscal 1998 Compared to Fiscal 1999
Consolidated Results

     Net sales for fiscal 1999 were $1,159,537, an 88% increase from net sales of $616,595 in fiscal 1998. Wireless Group sales were $917,085 in fiscal year 1999, a 112% increase from sales of $431,740 in fiscal 1998. Unit sales of wireless handsets increased 83.2% to approximately 6,067,000 units in fiscal 1999 from approximately 3,311,000 units in fiscal 1998. The average selling price of the Company's handsets increased to $140 per unit in fiscal 1999 from $114 per unit in fiscal 1998.

     Electronics Group sales were $242,452 in fiscal 1999, a 31% increase from sales of $184,955 in fiscal 1998. This increase was largely due to increased sales in the mobile video and consumer electronics product lines. Sales by the Company's international subsidiaries increased 14.2% in fiscal 1999 to approximately $25,100 as a result of improvements in both the Malaysian and Venezuelan subsidiaries.

     Gross profit margin for fiscal 1999 was 11.6%, compared to 14.4% in fiscal 1998. This decline in profit margin resulted primarily from margin reductions in Wireless attributable to increased sales of digital handsets, which have lower margins than analog handsets, and was also affected by decreases in Latin American sales and margins. Gross profit increased 52.1% to $134,628 in fiscal 1999, versus $88,541 in fiscal 1998.

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

Wireless Results

     The following table sets forth for the fiscal years indicated certain statements of income (loss) data for Wireless expressed as a percentage of net sales:



                                     1998                    1999
                              --------------------   --------------------

Net sales:
     Wireless products        $ 401,184       92.9%  $ 883,537       96.3%
     Activation commissions      21,438        5.0      24,412        2.7
     Residual fees                3,592        0.8       2,939        0.3
     Other                        5,526        1.3       6,197        0.7
                              ---------      -----   ---------       -----
         Total net sales        431,740      100.0     917,085      100.0
Gross profit                     46,654       10.8      81,679        8.9
Total operating expenses         42,917        9.9      44,248        4.8
                              ---------      -----   ---------       -----
Operating income                  3,737        0.9      37,431        4.1
Other expense                    (5,588)      (1.3)     (6,176)      (0.7)
                              ---------      -----   ---------       -----
Pre-tax income (loss)         $  (1,851)      (0.4)% $  31,255        3.3%
                              =========      ======  =========       =====

     Wireless is composed of ACC and Quintex, both subsidiaries of the Company.

     Net sales were $917,085 in fiscal 1999, an increase of $485,345, or 112%, from fiscal 1998. Unit sales of wireless handsets increased by 2,756,000 units in fiscal 1999, or 83.2%, to approximately 6,067,000 units from approximately 3,311,000 units in fiscal 1998. This increase was attributable to sales of portable, digital products. The addition of four new suppliers also provided a variety of new digital, wireless products that contributed to the sales increase. The average selling price of handsets increased to $140 per unit in fiscal 1999 from $114 per unit in fiscal 1998. The number of new wireless subscriptions processed by Quintex increased 23.3% in fiscal 1999, with a corresponding increase in activation commissions of approximately $2,974 in fiscal 1999. The average commission received by Quintex per activation decreased by approximately 7.5% in fiscal 1999 from fiscal 1998. Unit gross profit margins increased to 7.8% in fiscal 1999 from 7.3% in fiscal 1998, reflecting increased selling prices of approximately 23.3%, which were partially offset by a corresponding increase of 22.7% in average unit cost. During fiscal 1998, the Company recorded a $6,600 charge to adjust the carrying value of certain cellular inventories, partially offset by a $1,000 credit from a supplier. This charge was the result of a software problem in certain analog cellular phones, as well as a continuing decrease in the selling prices of analog telephones due to pressure from the presence of digital handsets in the market.

     Operating expenses increased to $44,248 in fiscal 1999 from $42,917 in fiscal 1998. As a percentage of net sales, however, operating expenses decreased to 4.8% during fiscal 1999 compared to 9.9% in fiscal 1998. Selling expenses decreased in fiscal 1999 from fiscal 1998, primarily in divisional marketing and advertising, partially offset by increases in travel expenses. General and administrative expenses increased in fiscal 1999 from fiscal 1998, primarily due to temporary personnel, insurance expense and provisions for doubtful accounts. Warehousing, assembly and repair expenses increased in fiscal 1999 from fiscal 1998, primarily due to direct labor expenses. Pre-tax income for fiscal 1999 was $31,255, an increase of $33,106 from fiscal 1998.

     Management believes that the wireless industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future.

Electronics Results

     The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:



                                    1998                   1999
                            ---------------------  ---------------------

Net sales:
     Mobile electronics     $  86,736       46.9%  $ 117,500       48.5%
     Sound                     82,763       44.7      82,843       34.2
     Consumer electronics      11,827        6.4      38,150       15.7
     Other                      3,629        2.0       3,959        1.6
                            ---------    --------  ---------    --------
        Total net sales       184,955      100.0     242,452      100.0
Gross profit                   42,049       22.7      53,025       21.9
Total operating expenses       32,466       17.6      38,645       15.9
                            ---------    --------  ---------    --------
Operating income                9,583        5.1      14,380        5.9
Other expense                  (3,581)      (1.9)     (3,021)      (1.2)
                            ---------    --------  ---------    --------
Pre-tax income              $   6,002        3.2%  $  11,359        4.7%
                            =========    ========  =========    ========

     Net sales were $242,452 in fiscal 1999, a 31.1% increase from net sales of $184,955 in fiscal 1998. All product categories experienced an increase in sales, particularly in the mobile and consumer electronics product lines. Sales of mobile video, in the mobile electronics category, increased over 400% in fiscal 1999 to approximately $52 million from $10 million in fiscal 1998. Consumer electronics increased 223% to $38,150 in fiscal 1999 from $11,827 in fiscal 1998. These increases were due to the introduction of new product lines in both categories and were partially offset by decreases in Prestige audio and SPS sound lines.

     Operating expenses were $38,645 in fiscal 1999, a 19.0% increase from operating expenses of $32,466 in fiscal 1998. Selling expenses increased during fiscal 1999, primarily in salaries, commissions and divisional marketing. These increases were partially offset by decreases in advertising. General and administrative expenses increased from fiscal 1998, mostly in salaries, provision for doubtful accounts and temporary personnel. Warehousing and assembly expenses increased in fiscal 1999 from fiscal 1998, primarily due to tooling expenses, warehousing and direct labor. Pre-tax income for fiscal 1999 was $11,359, an increase of $5,357 from fiscal 1998.

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

     Equity in income of equity investments, net, increased by approximately $3,150 for fiscal 1999 compared to fiscal 1998. The majority of the increases were due to increases in the equity income of ASA and TALK.

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

     As of December 1999, the Company completed the liquidation of Audiovox Pacific Pty. Ltd.


Provision for Income Taxes

     The effective tax rate for 1998 and 1999 was 21.8% and 36.2%, respectively. In 1998, the valuation allowance was reduced by $340. In addition, the Company received a benefit in the amount of $350, resulting from concluded state tax examinations, thus reducing the 1998 effective tax rate.


Liquidity and Capital Resources

     The  Company's  cash  position  at  November  30,  2000 was $904  above the
November 30, 1999 level. Operating activities used approximately $6,628, primarily from increases in accounts receivable partially offset by an increase in accounts payable, accrued expenses and other current liabilities. Even though accounts receivable has increased, days on hand have decreased approximately 6%. Investing activities provided approximately $3,388, primarily from proceeds from the sale of investment securities, partially offset by the purchase of property, plant and equipment. Financing activities provided approximately $4,198, primarily from the sale of common stock and issuance of notes payable, partially offset by net repayments of bank obligations.

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

     Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC. As of November 30, 2000, availability of credit under the credit agreement is a maximum aggregate amount of $250,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. At November 30, 2000, the amount of unused available credit is $145,433. The credit agreement also allows for commitment up to $50,000 in forward exchange contracts.

     The credit agreement  contains  several  covenants  requiring,  among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     The Company also has revolving credit facilities in Malaysia to finance additional working capital needs. As of November 30, 2000, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximately $8,158. The Malaysian credit facilities are partially secured by the Company under one standby letter of credit totaling $1,300 and two standby letters of credit totaling $4,800 and are payable upon demand or upon expiration of the standby letters of credit on January 15, 2002 and August 31, 2001, respectively. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd.

     The Company also has revolving credit facilities in Venezuela to finance additional working capital needs. The Venezuelan credit facility is secured by the Company under a standby letter of credit in the amount of $3,500 which expires on May 31, 2001 and is payable upon demand or upon expiration of the standby letter of credit.

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

     The Company believes that it has sufficient liquidity to satisfy its anticipated working capital and capital expenditure needs through November 30, 2001 and for the reasonable foreseeable future.

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

Recent Accounting Pronouncements

     In June 1999 and June 2000, respectively, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the "Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 137 and 138 amend SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management of the Company does not believe that the implementation of SFAS 133 will have a material impact on its financial position, results of operations or liquidity.

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial
Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101B delayed the implementation date for registrants to adopt the accounting guidance contained in SAB No. 101 by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management of the Company does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position, results of operations or liquidity.

     In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22 addresses, among other issues, how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash that is redeemable only if a customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. At the January 2001 meeting, the Task Force affirmed its conclusions reached at the November 2000 meeting, at which time they concluded that a vendor should recognize a cash rebate or refund obligation as a reduction of revenue based upon a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions. The consensus is effective for interim or annual periods ending after February 15, 2001. A portion of the Company's sales programs are in the form of volume incentive rebates which, as of November 30, 2000, have been recorded in selling expenses on the accompanying consolidated statements of income. Implementation of EITF 00-22 for the Company will be in the first fiscal quarter of 2001. Management of the Company is in the process of assessing the impact that implementation will have on the consolidated financial statements.


Item 7a - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

     Marketable securities at November 30, 2000, which are recorded at fair value of $5,484 and include net unrealized losses of $307, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $548 as of November 30, 2000. Actual results may differ.

Interest Rate Risk

     The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

     The change in fair value of the Company's long-term debt resulting from a hypothetical 10% decrease in interest rates as of November 30, 2000 is not material.

Foreign Exchange Risk

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. The potential loss in fair value for such net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of November 30, 2000 is not material.

     The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2000, the Company had translation exposure to various foreign currencies with the most significant being the Malaysian ringgit, Thailand baht and Canadian dollar. The Company also has a Venezuelan subsidiary in which translation adjustments are included in net income. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2000, amounts to $687. Actual results may differ.

     Certain of the Company's investments in marketable securities and notes payable are subject to risk from changes in the Japanese yen rate. As of November 30, 2000, the amount of loss in fair value resulting from a hypothetical 10% adverse change in the Japanese yen rate, for the investments that are not hedged, approximates $787. Actual results may differ.

Item 8 - Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements of the Company as of November 30, 1999 and 2000 and for each of the years in the three-year period ended November 30, 2000, together with the independent auditors' report thereon of KPMG LLP, independent auditors, are filed under this Item 8.

     Selected unaudited, quarterly financial data of the Company for the years ended November 30, 1999 and 2000 appears below:


                                                                                     QUARTER ENDED
                                                               ---------------------------------------------------------
                                                                  Feb. 28          May 31        Aug. 31      Nov. 30
                                                                  -------          ------        -------      -------
                                                                     (Dollars in thousands, except per share data)

1999

Net sales                                                            210,266          242,069      296,732       410,470
Gross profit                                                          26,220           28,721       35,279        44,408
Operating expenses                                                    21,018           23,501       23,764        28,108
Income before provision for income taxes                               5,087           10,680       10,415        16,541
Provision for income taxes                                             2,105            4,226        3,986         5,160
Net income                                                             2,982            6,454        6,429        11,381
Net income per common share before extraordinary item:
      Basic                                                             0.16             0.34         0.34          0.59
      Diluted                                                           0.16             0.34         0.32          0.56
Net income per common share:
      Basic                                                             0.16             0.34         0.34          0.59
      Diluted                                                           0.16             0.34         0.32          0.56

2000

Net sales                                                            340,156          381,634      470,334       510,172
Gross profit                                                          34,868           37,131       42,747        37,622
Operating expenses                                                    25,787           28,120       27,689        32,248
Income before provision for income taxes                               8,773           11,071       15,427         4,694
Provision for income taxes                                             3,473            4,160        5,471         1,821
Income before extraordinary item                                       5,300            6,911        9,956         2,873
Extraordinary item                                                         -                -            -         2,189
Net income                                                             5,300            6,911        9,956         5,062
Net income per common share before extraordinary item:
      Basic                                                             0.27             0.32         0.45          0.13
      Diluted                                                           0.25             0.30         0.44          0.13
Net income per common share:
      Basic                                                             0.27             0.32         0.45          0.23
      Diluted                                                           0.25             0.30         0.44          0.23


                          Independent Auditors' Report




The Board of Directors and Stockholders
Audiovox Corporation:

We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended November 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States of America.








                                                     s/KPMG LLP
                                                     -----------------------
                                                     KPMG  LLP

Melville, New York
January 16, 2001

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           November 30, 1999 and 2000
                        (In thousands, except share data)


                                                                                           1999            2000
                                                                                           ----            ----

Assets
Current assets:
   Cash                                                                                  $     5,527     $     6,431
   Accounts receivable, net                                                                  237,272         279,402
   Inventory, net                                                                            136,554         140,065
   Receivable from vendor                                                                      9,327           5,566
   Prepaid expenses and other current assets                                                   7,940           6,830
   Deferred income taxes, net                                                                 7,675          12,244
                                                                                       -------------    -----------
      Total current assets                                                                   404,295         450,538
Investment securities                                                                         30,401           5,484
Equity investments                                                                            13,517          11,418
Property, plant and equipment, net                                                            19,629          27,996
Excess cost over fair value of assets acquired and other intangible assets, net                5,661           5,098
Other assets                                                                                  1,580           2,325
                                                                                       -------------   ------------
                                                                                          $ 475,083       $ 502,859
                                                                                          ==========      =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                       $   76,382      $   61,060
   Accrued expenses and other current liabilities                                             29,068          62,569
   Income taxes payable                                                                        8,777           6,274
   Bank obligations                                                                           15,993           8,104
   Notes payable                                                                                   -           5,868
   Current installment of long-term debt                                                           -             486
   Documentary acceptances                                                                     1,994               -
                                                                                        ------------  --------------
      Total current liabilities                                                              132,214         144,361
Bank obligations                                                                             102,007          15,000
Deferred income taxes, net                                                                     8,580             972
Long-term debt                                                                                 5,932               -
Capital lease obligation                                                                       6,279           6,260
Deferred compensation                                                                             -           2,208
                                                                                     ----------------  ------------
      Total liabilities                                                                     255,012         168,801
                                                                                         -----------     ----------
Minority interest                                                                             3,327           3,555
                                                                                       -------------   ------------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                           2,500          2,500
   Common stock:
      Class A; 30,000,000 and 60,000,000 authorized 1999 and 2000, respectively;
         17,827,946   and  20,291,046   issued  1999  and  2000,   respectively;
         17,206,909 and 19,478,554 outstanding 1999 and 2000,
         respectively                                                                            179            204
      Class B convertible; 10,000,000 authorized; 2,260,954 issued and
         outstanding                                                                              22             22
   Paid-in capital                                                                           149,278        248,468
   Retained earnings                                                                          63,142         90,371
   Accumulated other comprehensive income (loss)                                               5,165         (5,058)
   Gain on hedge of available-for-sale securities, net                                           929             -
   Treasury stock, at cost, 621,037 and 762,492 Class A common stock 1999
      and 2000, respectively                                                                 (4,471)         (6,004)
                                                                                        ------------    ------------
      Total stockholders' equity                                                            216,744         330,503
                                                                                         -----------     ----------
Commitments and contingencies
      Total liabilities and stockholders' equity                                          $ 475,083       $ 502,859
                                                                                          ==========      ==========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years Ended November 30, 1998, 1999 and 2000
                      (In thousands, except per share data)




                                                                                       1998          1999            2000
                                                                                   -----------    -----------    -----------

Net sales                                                                          $   616,695    $ 1,159,537    $ 1,702,296

Cost of sales (including  inventory  write-downs to market in 1998 of $6,600 and an analog inventory cost reduction of
   $8,152 in 2000)                                                                     528,154      1,024,909      1,549,928
                                                                                   -----------    -----------    -----------

Gross profit                                                                            88,541        134,628        152,368
                                                                                   -----------    -----------    -----------

Operating expenses:
   Selling                                                                              35,196         36,606         45,942
   General and administrative                                                           35,890         44,748         49,800
   Warehousing, assembly and repair                                                     12,584         15,037         18,102
                                                                                   -----------    -----------    -----------
      Total operating expenses                                                          83,670         96,391        113,844
                                                                                   -----------    -----------    -----------

Operating income                                                                         4,871         38,237         38,524
                                                                                   -----------    -----------    -----------

Other income (expense):
   Interest and bank charges                                                            (4,769)        (4,712)        (6,310)
   Equity in income of equity investments, net                                           1,107          4,257          2,572
   Gain on sale of investments                                                             787          3,501          2,387
   Gain on hedge of available-for-sale securities                                         --             --            1,499
   Gain on issuance of subsidiary shares                                                  --            3,800           --
   Other, net                                                                            1,805         (2,360)         1,293
                                                                                   -----------    -----------    -----------
      Total other income (expense), net                                                 (1,070)         4,486          1,441
                                                                                   -----------    -----------    -----------

Income before provision for income taxes and extraordinary
   item                                                                                  3,801         42,723         39,965

Provision for income taxes                                                                 829         15,477         14,925
                                                                                   -----------    -----------    -----------

Income before extraordinary item                                                         2,972         27,246         25,040
Extraordinary item-gain on extinguishment of debt                                         --             --            2,189
                                                                                   -----------    -----------    -----------

Net income                                                                         $     2,972    $    27,246    $    27,229
                                                                                   ===========    ===========    ===========

Net income per common share before extraordinary item:
   Basic                                                                           $      0.16    $      1.43    $      1.17
                                                                                   ===========    ===========    ===========
   Diluted                                                                         $      0.16    $      1.39    $      1.11
                                                                                   ===========    ===========    ===========
Net income per common share:
   Basic                                                                           $      0.16    $      1.43    $      1.27
                                                                                   ===========    ===========    ===========
   Diluted                                                                         $      0.16    $      1.39    $      1.21
                                                                                   ===========    ===========    ===========





See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years Ended November 30, 1998, 1999 and 2000
                        (In thousands, except share data)


                                                                                      Accum-
                                                                                      ulated
                                                                                      Other                 Gain on
                                                                                      Compre-   Unrealized  Hedge of           Total
                                                                    Unearned          hensive    Gain on    Available         Stock-
                                       Preferred Common    Paid-In  Compen  Retained  Income     Equity     for Sale TreasuryHolders
                                        Stock    Stock     Capital -sation  Earnings  (Loss)     Collar    Securities Stock   Equity
                                       -------- --------  -------- --------  -------- --------  --------    ------   --------  -----

Balances at
  November 30, 1997                      2,500      195  145,240      (85)   32,924    8,766       773        --     (2,421) 187,892

Comprehensive loss:
  Net income                              --       --       --       --       2,972     --        --          --       --      2,972
  Other comprehensive income (loss),
   net of tax:
   Foreign currency translation
     adjustment                           --       --       --       --        --     (2,276)     --          --       --    (2,276)
   Unrealized loss on marketable
     securities, net of tax effect of     --
      $  4,928                            --       --       --       --        --     (8,040)     --          --       --    (8,040)
                                                                                                                              ------
   Other comprehensive loss                                                                                                 (10,316)
                                                                                                                             ------
   Comprehensive loss                                                                                                        (7,344)
                                                                                                                              ------
Compensation expense (income)             --       --        (23)      76      --       --        --          --       --         53
Options and non-performance-restricted
  stock forfeitures due to employee
  terminations                            --      --          (9)       9      --       --        --          --       --     --
Purchase of warrants                      --       --     (1,869)    --        --       --        --          --       --    (1,869)
Acquisition of 208,055 common shares      --       --       --       --        --       --        --          --     (1,168) (1,168)
Sale of equity collar, net of tax
  effect of $1,043                         -       --       --       --        --       --        (773)        929     --        156
                                       -------- --------  -------- --------  -------- --------  --------    ------   --------  -----

Balances at
  November 30, 1998                      2,500      195  143,339     --      35,896   (1,550)     --           929   (3,589) 177,720


Comprehensive income:
  Net income                              --       --       --       --      27,246     --        --          --       --     27,246
  Other comprehensive income, net of
   tax:
   Foreign currency translation
     adjustment                           --       --       --       --        --        940      --          --       --        940
   Unrealized gain on marketable
     securities, net of tax effect of     --
     $  3,540                              --        --       --                       5,775        --          --    --       5,775
                                       -------- --------  -------- --------  -------- --------  --------    ------   --------  -----
   Other comprehensive income            6,715

Comprehensive income                    33,961
Compensation expense (income)             --       --        158     --        --       --        --          --       --        158
Exercise of stock options into 364,550
  shares of common stock and issuanc      --
  of 39,305 shares under the Restriced
  Stock Plan                                        4    2,775      --       --        --          --          --      --     2,779
Tax benefit of stock options exercised    --      1,101     --       --        --       --        --          --      1,101
Conversion of debentures into 70,565
  shares                                  --          1    1,248     --        --       --        --          --       --      1,249
Issuance of warrants                      --          1      662     --        --       --        --          --       --        663
Purchase of warrants                      --       --         (5)    --        --       --        --          --       --        (5)
Acquisition of 122,982 common shares      --       --       --       --        --       --        --          --       (882)   (882)
                                       -------- --------  -------- --------  -------- --------  --------    ------   --------  -----

Balances at
  November 30, 1999                      2,500      201   149,278     --      63,142    5,165      --          929   (4,471) 216,744


                                       45

                     AUDIOVOX CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (continued)
                  Years Ended November 30, 1998, 1999 and 2000
                        (In thousands, except share data)

                                                                                      Accum-
                                                                                      ulated
                                                                                      Other                 Gain on
                                                                                      Compre-   Unrealized  Hedge of           Total
                                                                    Unearned          hensive    Gain on    Available         Stock-
                                       Preferred Common    Paid-In  Compen  Retained  Income     Equity     for Sale TreasuryHolders
                                        Stock    Stock     Capital -sation  Earnings  (Loss)     Collar    Securities Stock   Equity
                                       -------- --------  -------- --------  -------- --------  --------    ------   --------  -----


Comprehensive income:
   Net income                              --        --      --         --    27,229      --         --        --       --    27,229
   Other comprehensive loss, net of tax:
     Foreign currency translation
       adjustment                          --        --      --         --      --       (104)       --        --       --     (104)
     Unrealized loss on marketable
       securities, net of tax effect
       $ (6,202)                           --        --      --         --    (10,119)    --         --        --           (10,119)
                                                                                                                            --------
     Other comprehensive loss              --        --      --         --      --        --         --        --       --  (10,223)
                                                                                                                             -------
Comprehensive income                       --        --      --         --      --        --         --        --            17,006
Exercise of stock options into 121,300
   shares of common stock and
   issuance of 11,671 shares under the
   Restricted Stock Plan                   --         1       836       --      --        --         --        --       --      837
Tax benefit of stock options exercised     --        --     1,270       --      --        --         --        --        --    1,270
Conversion of debentures into 30,170
   shares                                  --         1       534       --      --        --         --        --        --      535
Issuance of 2,300,000 shares in
   connection with stock offering          --        23    96,550       --      --        --         --        --        --   96,573
Acquisition of 141,455 common shares       --        --      --         --      --        --         --        --     (1,533)(1,533)
Recognition of gain on hedge of                                                                                              -------
   available-for-sale securities           --        --      --         --         (929)  --        (929)
                                        -------- -------- --------   --------    -------- --------  -------- ------  --------  ----
Balances at
   November 30, 2000                    2,500       226    248,468       --       90,371  (5,058)   --       --      (6,004) 330,503
                                        ========  ======= ========   ========   ========  ========  ======== =====   ======== ======





























See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended November 30, 1998, 1999 and 2000
                                 (In thousands)


                                                                               1998        1999          2000
                                                                               ----        ----          ----
Cash flows from operating activities:
   Net income                                                               $   2,972    $  27,246    $  27,229
   Adjustment to reconcile net income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                             2,471        3,288        4,128
      Provision for bad debt expense                                              581        3,255        2,519
      Equity in income of equity investments, net                              (1,107)      (4,257)      (2,572)
      Minority interest                                                          (320)        (220)       1,087
      Gain on sale of investments                                                (787)      (3,501)        (427)
      Gain from the sale of shares of equity investment                          --           --         (2,387)
      Gain on hedge of available-for-sale securities                             --           --         (1,499)
      Gain on issuance of subsidiary shares                                      --         (3,800)        --
      Other-than-temporary decline in market value of investment security        --          1,953         --
      Deferred income tax benefit, net                                           (902)        (565)      (6,034)
      Provision for unearned compensation                                          53         --           --
      Extraordinary item                                                         --           --         (2,189)
      (Gain) loss on disposal of property, plant and equipment, net              (151)          36           (1)
      Income tax benefit on exercise of stock options                            --         (1,163)      (1,270)
   Changes in:
      Accounts receivable                                                     (27,940)    (109,889)     (45,531)
      Receivable from vendor                                                    4,266       (8,371)       3,761
      Inventory                                                                31,705      (64,533)      (3,945)
      Accounts payable, accrued expenses and other current liabilities          9,385       56,615       18,974
      Income taxes payable                                                     (4,034)       5,185         (659)
      Investment securities-trading                                              --           --         (2,211)
      Prepaid expenses and other, net                                           1,186        3,105        4,399
                                                                            ---------    ---------    ---------
        Net cash provided by (used in) operating activities                    17,378      (95,616)      (6,628)
                                                                            ---------    ---------    ---------
Cash flows from investing activities:
   Purchases of investment securities                                         (12,719)     (14,151)        --
   Purchases of property, plant and equipment, net                             (4,932)      (4,822)     (12,047)
   Net proceeds from sale of investment securities                              5,830       11,201       13,227
   Proceeds from sale of equity collar                                          1,499         --           --
   Proceeds from distribution from equity investment                            1,125        1,648        1,286
   Proceeds from issuance of subsidiary shares                                   --          5,000         --
   Proceeds from the sale of shares of equity investment                         --           --            922
                                                                                                      ---------
        Net cash provided by (used in) investing activities                    (9,197)      (1,124)       3,388
                                                                            ---------    ---------    ---------
Cash flows from financing activities:
   Net borrowings (repayments) of bank obligations                             (5,047)      93,428      (94,674)
   Issuance of notes payable                                                     --           --          5,868
   Payment of dividend to minority shareholder of subsidiary                     --           --           (859)
   Net repayments under documentary acceptances                                    (3)      (1,910)      (1,994)
   Debt issuance costs                                                           --         (1,175)        --
   Principal payments on capital lease obligation                                 (26)         (19)         (19)
   Proceeds from exercise of stock options and warrants                          --          3,442          837
   Repurchase of Class A common stock                                          (1,168)        (882)      (1,534)
   Purchase of warrants                                                        (1,869)        --           --
   Net proceeds from sale of common stock                                        --           --         96,573
                                                                                         ---------    ---------
        Net cash provided by (used in) financing activities                    (8,113)      92,884        4,198
                                                                            ---------    ---------    ---------
Effect of exchange rate changes on cash                                          (115)         (15)         (54)
                                                                            ---------    ---------    ---------
Net increase (decrease) in cash                                                   (47)      (3,871)         904
Cash at beginning of period                                                     9,445        9,398        5,527
                                                                            ---------    ---------    ---------
Cash at end of period                                                       $   9,398    $   5,527    $   6,431
                                                                            =========    =========    =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        November 30, 1998, 1999 and 2000

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

                  The Company operates in two primary markets:

                  (1) Wireless communications. Wireless markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

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

         (c)      Cash Equivalents

                  Investments  with original  maturities of three months or less
                  are   considered   cash   equivalents.   There  were  no  cash
                  equivalents at November 30, 1999 or 2000.

          (d)  Cash  Discounts,   Co-operative  Advertising  Allowances,  Market
               Development Funds and Volume Incentive Rebates

                  The Company accrues for estimated cash discounts, trade and promotional co-operative advertising allowances, market development funds and volume incentive rebates at the time of sale. These discounts and allowances are reflected in the accompanying

                                                                  (Continued)
                                       48

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  consolidated balance sheets as a reduction of accounts receivable as they are utilized by customers to reduce their trade indebtedness to the Company and in selling expenses in the accompanying consolidated statements of income.

                  In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22 addresses, among other issues, how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash that is redeemable only if a customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. At the January 2001 meeting, the Task Force affirmed its conclusions reached at the November 2000 meeting, at which time they concluded that a vendor should recognize a cash rebate or refund obligation as a reduction of revenue based upon a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions. The consensus is effective for interim or annual periods ending after February 15, 2001. A portion of the Company's sales programs are in the form of volume incentive rebates which, as of November 30, 2000, have been recorded in selling expenses on the accompanying consolidated statements of income. Implementation of EITF 00-22 for the Company will be in the first fiscal quarter of 2001. Management of the Company is in the process of assessing the impact that implementation will have on the consolidated financial statements.

                  Cash discounts, co-operative advertising allowances, market development funds and volume incentive rebate expenses approximated $15,789, $15,390 and $21,923 for the years ended November 30, 1998, 1999 and 2000, respectively.


         (e)      Inventory

                  Inventory consists principally of finished goods and is stated at the lower of cost (primarily on a weighted moving average basis) or market. The markets in which the Company competes are characterized by declining prices, intense competition, rapid technological change and frequent new product introductions. The Company maintains a significant investment in inventory and, therefore, is subject to the risk of losses on write-downs to market and inventory obsolescence. During the second quarter of 1998, the Company recorded a charge of approximately $6,600 to accurately reflect the Company's inventory at the lower of cost or market. During the fourth quarter of 2000, the Company decided to substantially exit the analog phone line of business to reflect the rapid shift in the wireless industry from analog to digital technology. The Company recorded a charge of approximately $8,152 to reduce its carrying value of its analog inventory to estimated market value. No estimate can be made of losses that are reasonably possible should additional write-downs to market be required in the future.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (f)      Investment Securities

                  The Company classifies its equity securities in one of two categories: trading or available- for-sale. Debt securities are classified as held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to- maturity are classified as available-for-sale.

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


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                           Gains and losses on the forward exchange contracts that qualify as hedges are reported as a component of the underlying transaction. Foreign currency transactions which have not been hedged are marked to market on a current basis with gains and losses recognized through income and reflected in other income (expense). In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated (Note 21(a)(1)).

                  (2)      Equity Collar

                           As of November 30, 1999, the Company had an equity collar for 200,000 of its shares in CellStar Corporation (CellStar) (Note 8). The equity collar was recorded on the balance sheet at fair value with gains and losses on the equity collar reflected as a separate component of stockholders' equity. The equity collar acted as a hedging item for the CellStar shares. During 2000, the Company sold 200,000 shares of CellStar common stock and in connection with the sale of the shares, recognized $1,499 ($929 net of taxes) representing the net gain on the hedge of the available-for-sale securities (Note 21(a)(2)).

                  In June 1999 and June 2000, respectively, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the "Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 137 and 138 amend SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Implementation of SFAS 133 will be as of December 1, 2000. Management of the Company does not believe that the implementation of SFAS 133 will have a material impact on its financial position, results of operations or liquidity.

         (h)      Debt Issuance Costs

                  Costs incurred in connection with the restructuring of bank obligations (Note 12(a)) have been capitalized. During 1999 and 2000, the Company capitalized $1,220 and $148, respectively, in fees associated with the restructuring and various amendments to the Company's credit agreement. These charges are amortized over the lives of the respective agreements. Amortization expense of these costs amounted to $169, $160 and $434 for the years ended November 30, 1998, 1999 and 2000, respectively.

                                                                    (Continued)
                                       51

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (i)      Property, Plant and Equipment

                  Property, plant and equipment are stated at cost. Equipment under capital lease is stated at the present value of minimum lease payments. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:


Buildings                                             20-30 years
Furniture, fixtures and displays                       5-10 years
Machinery and equipment                                5-10 years
Computer hardware and software                          3-5 years
Automobiles                                               3 years

                  Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital lease are amortized over the term of the lease.

         (j)      Intangible Assets

                  Intangible assets consist of patents, trademarks and the excess cost over fair value of assets acquired for subsidiary companies and equity investments. Excess cost over fair value of assets acquired is being amortized, on a straight-line basis, over periods not exceeding twenty years. The costs of other intangible assets are amortized on a straight-line basis over their respective lives.

                  Accumulated amortization approximated $2,583 and $3,145 at November 30, 1999 and 2000, respectively. Amortization of the excess cost over fair value of assets acquired and other intangible assets amounted to $382, $429 and $547 for the years ended November 30, 1998, 1999 and 2000, respectively.

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



                                                                     (Continued)
                                       52

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                  The Company recognizes sales revenue for the initial activation, length of service commissions and residual commissions based upon usage on the accrual basis. Such commissions approximated $27,237, $29,547 and $32,475 for the years ended November 30, 1998, 1999 and 2000, respectively. Related commissions paid to outside selling representatives for cellular activations are included in cost of sales in the accompanying consolidated statements of income and amounted to $13,877, $19,884 and $23,186 for the years ended November 30, 1998, 1999 and 2000, respectively.

         (m)      Advertising

                  The Company expenses the costs of advertising as incurred. During the years ended November 30, 1998, 1999 and 2000, the Company had no direct response advertising.

         (n)      Warranty Expenses

                  Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. At November 30, 1999 and 2000, the liability for future warranty expense amounted to $5,152 and $8,263, respectively.

         (o)      Foreign Currency

                  With the exception of a subsidiary operation in Venezuela, which has been deemed a hyper inflationary economy, assets and liabilities of those subsidiaries and equity investments located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting

                                                                     (Continued)
                                                        53

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  from translation are accumulated in the cumulative foreign currency translation account in accumulated other comprehensive income. For the operation in Venezuela, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of income.

                  Exchange gains and losses on hedges of foreign net investments and on intercompany balances of a long-term nature are also recorded in the cumulative foreign currency translation adjustment account in accumulated other comprehensive income. Exchange gains and losses on available-for-sale investment securities are recorded in the unrealized gain (loss) on marketable securities in accumulated other comprehensive income. Other foreign currency transaction gains (losses) of $871, $(1,046) and $193 for the years ended November 30, 1998, 1999 and 2000, respectively, were included in other income.

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

         (q)      Net Income Per Common Share

                  Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         (r)      Supplementary Financial Statement Information

                  Interest income of approximately $896, $943 and $1,616 for the years ended November 30, 1998, 1999 and 2000, respectively, is included in other, net, in the accompanying consolidated statements of income.

         (s)      Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities

                                                                     (Continued)
                                                        54

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         (w)      Reclassifications

                  Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements in order to conform to the 2000 presentation.



                                                                     (Continued)
                                                        55

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(2)      Business Acquisitions

         During  2000,  the  Company  formed   Audiovox  Japan  (AX  Japan),   a
         wholly-owned subsidiary, for the purpose of purchasing land and a building and entering into a sale/leaseback transaction (Note 5(b)).

         During 2000, the Company contributed the net assets of its electronics division into a newly- formed, wholly-owned subsidiary, Audiovox Electronics Corporation (AEC).

(3)      Issuance of Subsidiary Shares

         On March 31, 1999, Toshiba Corporation, a major supplier, purchased 5% of the Company's subsidiary, Audiovox Communications Corp. (ACC), a supplier of wireless products for $5,000 in cash. The Company currently owns 95% of ACC; prior to the transaction ACC was a wholly- owned subsidiary. As a result of the issuance of ACC's shares, the Company recognized a gain of $3,800 in 1999 ($2,204 after provision for deferred taxes). The gain on the issuance of the subsidiary's shares have been recognized in the statements of income in accordance with the Company's policy on the recognition of such transactions.

         In February 2000, the Board of Directors of Audiovox Communications Corp. (ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a 95% shareholder, and Toshiba Corporation (Toshiba), a 5% shareholder. During 2000, ACC paid Toshiba its share of the dividend, which approximated $859.

(4)      Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:


                                                 For the Years Ended November 30,
                                                 --------------------------------
                                                 1998      1999     2000
                                                 ----      ----     ----
Cash paid during the years for:
Interest, excluding bank charges, net of $801
     capitalized in 1998                        $ 1,587   $ 2,994   $ 4,870
Income taxes                                    $ 4,496   $12,039   $21,069

         Non-cash Transactions:

         During 1998, a capital lease obligation of $6,340 was incurred when the Company entered into a building lease (Note 20).


                                                                     (Continued)
                                                        56

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         During 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which is reflected as a separate component of stockholders' equity (Note 21(a)(2)).

         During 1998, 1999 and 2000, the Company exercised its option to convert 1,137,212, 2,882,788 and 800,000 Japanese yen (approximately $8,176,$24,026 and $7,595) of Shintom Co. Ltd. (Shintom) convertible debentures (Shintom debentures) into approximately 7,500,000, 48,100,000 and 33,900,000 shares of Shintom common stock, respectively (Note 14).

         During the years ended November 30, 1998, 1999 and 2000, the Company recorded an unrealized holding gain relating to available-for-sale marketable equity securities, net of deferred income taxes, of $(8,040), $5,775 and $(10,119), respectively, as a separate component of accumulated other comprehensive income (Note 18).

         During  1999  and  2000,   $1,249  and  $535  of  its  $65,000  6  1/4%
         subordinated debentures were converted into 70,565 and 30,170 shares, respectively, of Class A common stock (Note 14).

(5)      Transactions With Major Suppliers

         (a)      Inventory Purchases

                  The Company engages in transactions with Shintom and TALK Corporation (TALK). TALK, which holds world-wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand and several mid-eastern countries. Shintom is a stockholder who owns all of the outstanding Preferred Stock of the Company at November 30, 1998, 1999 and 2000. Through October 2000, the Company held a 30.8% interest in TALK (Note
                  14).

                  Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 19%, 11% and 7% for the years ended November 30, 1998, 1999 and 2000, respectively, of total inventory purchases. At November 30, 1998, 1999 and 2000, the Company had recorded $15, $20 and $1, respectively, of liability due to TALK for inventory purchases included in accounts payable. The Company also had documentary acceptance obligations payable to TALK as of November 30, 1998 and 1999 (Note 12(b)). There were no documentary acceptance obligations payable to TALK as of November 30, 2000. At November 30, 1998, 1999 and 2000, the
                  Company had recorded a receivable from TALK in the amount of $734, $3,741 and $3,823, respectively, a portion of which is payable with interest (Note 7), which is reflected in receivable from vendors on the accompanying consolidated financial statements.

                  Inventory purchases from two major suppliers approximated 47%, 56% and 72% of total inventory purchases for the years ended November 30, 1998, 1999 and 2000,

                                                                     (Continued)
                                       57

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  respectively. Although there are a limited number of manufacturers of its products, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in product availability and a possible loss of sales, which would affect operating results adversely.

         (b)      Sale/Leaseback Transaction

                  In March 2000, the Company incorporated AX Japan, Inc. (AX Japan), a wholly-owned subsidiary, with 60,000,000 Yen (approximately $564). In April 2000, AX Japan purchased land and a building (the Property) from Shintom Co., Ltd. (Shintom) for 770,000,000 Yen (approximately $7,300) and entered into a leaseback agreement whereby Shintom has leased the Property from AX Japan for a one-year period. This lease is being accounted for as an operating lease by AX Japan. Shintom is a stockholder who owns all of the outstanding preferred stock of the Company and is a manufacturer of products purchased by the Company through its previously-owned equity investment, TALK Corporation (TALK). The Company currently holds stock in Shintom and has previously invested in Shintom convertible debentures.

                  The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building have been included in property, plant and equipment, and the loans have been recorded as notes payable on the accompanying consolidated balance sheet as of November 30, 2000. Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bear interest at 5% per annum, and principle is payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl are subordinated completely to the loan from the Company, and, in liquidation, the Company receives payment first.

                  Upon the expiration of six months after the transfer of the title to the Property to AX Japan, Shintom has the option to repurchase the Property or purchase all of the shares of stock of AX Japan. These options can be extended for one additional six month period. The option to repurchase the building is at a price of 770,000,000 Yen plus the equity capital of AX Japan (which in no event can be less than 60,000,000 Yen) and can only be made if Shintom settles any rent due AX Japan pursuant to the lease agreement. The option to purchase the shares of stock of AX Japan is at a price not less than the aggregate par value of the shares and, subsequent to the purchase of the shares, AX Japan must repay the outstanding loan due to the Company. If Shintom does not exercise its option to repurchase the Property or the shares of AX Japan, or upon occurrence of certain events, AX Japan can dispose of the Property as it deems appropriate. The events which result in the ability of AX Japan to be able to dispose of the Property include Shintom petitioning for bankruptcy, failing to honor a check, failing to pay rent, etc. If Shintom fails, or at any time becomes financially or otherwise

                                                                     (Continued)
                                                        58

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  unable to exercise its option to repurchase the Property, Vitec has the option to repurchase the Property or purchase all of the shares of stock of AX Japan under similar terms as the Shintom options.

                  AX Japan has the option to delay the repayment of the loans for an additional six months if Shintom extends its options to repurchase the Property or stock of AX Japan. In September 2000, Shintom extended its option to repurchase the Property and AX Japan delayed its repayment of the loans for an additional six months.

                  In connection with this transaction, the Company received 100,000,000 Yen ($922) from Shintom for its 2,000 shares of TALK stock. The Company had the option to repurchase the shares of TALK at a purchase price of 50,000 Yen per share, with no expiration date. Given the option to repurchase the shares of TALK, the Company did not surrender control over the shares of TALK and, accordingly, had not accounted for this transaction as a sale. In August 2000, the Company surrendered its option to repurchase the shares of TALK. As such, the Company recorded a gain on the sale of shares in the amount of $427 in August 2000.

(6)      Accounts Receivable

         Accounts receivable is comprised of the following:


                                                                November 30,
                                                          ---------------------
                                                             1999        2000
                                                            --------   --------

Trade accounts receivable                                   $254,477   $303,003
Receivables from equity investments (Note 10)                  1,057        861
                                                            --------   --------
                                                             255,534    303,864
Less:
   Allowance for doubtful accounts                             5,645      6,921
   Allowance for cellular deactivations                        1,261      1,254
   Allowance for co-operative advertising, cash discounts
       and market development funds                           11,356     16,287
                                                            --------   --------
                                                            $237,272   $279,402
                                                            ========   ========

(7)      Receivable from Vendors

         The Company recorded receivable from vendors in the amount of $9,327 and $5,566 as of November 30, 1999 and 2000, respectively. Receivable from vendor represents prepayments on product shipments, defective product reimbursements and interest receivable at a rate of 6.5% and 7.87% at November 30, 1999 and 2000, respectively, on amounts due from TALK (Note 10).


                                                                     (Continued)
                                       59

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(8)      Investment Securities

         As of November 30, 2000, the Company's investment securities consists of $3,273 of available-for- sale marketable securities which consist primarily of 1,530,000 shares of CellStar Common Stock and 1,904,000 shares of Shintom common stock and trading securities of $2,211 which consists of mutual funds that are held in connection with the Deferred Compensation Plan (Note 17(f)). As of November 30, 1999, the Company's investment securities consist primarily of 1,730,000 shares of CellStar Common Stock, 1,904,000 shares of Shintom common stock and 1,125,024 Japanese yen of Shintom debentures, which were classified as available-for-sale marketable securities. The cost, gross unrealized gains and losses and aggregate fair value of the investment securities available-for-sale as of November 30, 1999 and 2000 were as follows:


                                1999                       2000
                  ----------------------------   --------------------------------

                              Gross                          Gross
                            Unrealized Aggregate           Unrealized Aggregate
                            Holding     Fair               Holding      Fair
                   Cost      Gain      Value     Cost        Gain     Value
                  -------   -------   -------   -------    -------    -------

CellStar Common
  Stock           $ 2,715   $13,936   $16,651   $ 2,401    $   133    $ 2,534
Shintom Common
  Stock             1,179      --       1,179     1,179       (440)       739
Shintom
  Debentures       10,526     2,045    12,571      --         --         --
                  -------   -------   -------   -------    -------    -------
                  $14,420   $15,981   $30,401   $ 3,580    $  (307)   $ 3,273
                  =======   =======   =======   =======    =======    =======

         A related deferred tax liability of $6,053 and deferred tax asset of $116 was recorded at November 30, 1999 and 2000, respectively, as a reduction to the unrealized holding gain (loss) included in accumulated other comprehensive income.

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


                                                                     (Continued)
                                                        60

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         During 1999, the Company purchased an additional 3,100,000 Japanese yen (approximately $27,467) of Shintom debentures and exercised its option to convert 2,882,788 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock yielding net proceeds of $27,916 and a gain of $3,501.

         During 2000, the Company exercised its option to convert 800,000 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock, yielding net proceeds of $12,376 and a gain of $1,850.

         During 2000, the Company sold 200,000 shares of its CellStar common stock yielding net proceeds of $851 and a gain of $537.

         During 2000, the net unrealized holding loss on trading securities that has been included in earnings is $370.

(9)      Property, Plant and Equipment

         A summary of property, plant and equipment, net, is as follows:


                                                                    November 30,
                                                        ------------------------------------
                                                               1999               2000
                                                               ----               ----

Land                                                           $      363            $ 4,959
Buildings                                                           1,605              4,564
Property under capital lease                                        7,141              7,141
Furniture, fixtures and displays                                    1,878              1,909
Machinery and equipment                                             5,363              5,866
Computer hardware and software                                      9,655             12,023
Automobiles                                                           580                588
Leasehold improvements                                             2,968              3,793
                                                              -----------        ----------
                                                                   29,553             40,843
Less accumulated depreciation and amortization                    (9,924)           (12,847)
                                                               ----------          ---------
                                                                $ 19,629           $ 27,996
                                                                =========          =========

         The amortization of the property under capital lease is included in depreciation and amortization expense.

         Computer software includes approximately $2,927 and $3,133 of unamortized costs as of November 30, 1999 and 2000, respectively, related to the acquisition and installation of management information systems for internal use.

         Depreciation and amortization of plant and equipment amounted to $2,089, $2,875 and $3,426 for the years ended November 30, 1998, 1999 and 2000, respectively. Included in accumulated

                                                                     (Continued)
                                       61

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         depreciation and amortization is amortization of computer software costs of $350, $1,051 and $702 for the years ended November 30, 1998, 1999 and 2000, respectively. Included in accumulated depreciation and amortization is amortization of property under capital lease of $160, $240 and $240 for the years ended November 30, 1998, 1999 and 2000, respectively.

         The Company acts as a lessor in an operating lease for land and a building with a cost of $7,450 and accumulated depreciation of $63 (Note 20).

(10)     Equity Investments

          As of November 30, 2000, the Company's 72% owned subsidiary, Audiovox Communications Sdn. Bhd., had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. As of November 30, 2000, the Company had a 20% ownership interest in Bliss-tel which distributes cellular telephones and accessories in Thailand. Additionally, the Company had 50% non-controlling ownership interests in three other entities: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments; ASA which acts as a distributor to specialized markets for RV's and van conversions, of televisions and other automotive sound, security and accessory products; and G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area.

         During 2000, the Company entered into an agreement to cease the operations of its 50% owned investment in Audiovox Pacific Pty., Limited, which was a former distributor of cellular telephones and automotive sound and security products in Australia and New Zealand. At November 30, 1999, prepaid and other current assets included a receivable of $459 due from Audiovox Pacific Pty. Ltd. which was fully repaid in 2000. Also during fiscal 2000, the Company entered into an agreement to transfer to the other equity partner its 50% ownership equity in Quintex West, which is in the cellular telephone and related communication products business, as well as the automotive after-market products business. No consideration was given or no gain or loss was recorded in connection with either of the above transactions as both equity investments had been previously written down.

         The Company previously held a 30.8% investment in TALK which was disposed of during fiscal 2000 as discussed in Notes 5(d) and 14).

         The Company's net sales to the equity investments amounted to $4,528, $4,605 and $3,233 for the years ended November 30, 1998, 1999 and 2000, respectively. The Company's purchases from the equity investments amounted to $91,095, $146,803 and $119,444 for the years ended November 30, 1998, 1999 and 2000, respectively. The Company recorded $1,752, $1,735 and $1,432 of outside representative commission expenses for activations and residuals generated by G.L.M. on the Company's behalf during fiscal year 1998, 1999 and 2000, respectively.


                                                                     (Continued)
                                       62

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         Included in accounts receivable at November 30, 1999 and 2000 are trade receivables due from its equity investments aggregating $1,057 and $861, respectively. Receivable from vendor includes $3,741 and $3,823 due from TALK as of November 30, 1999 and 2000, respectively, which represents prepayments on product shipments and interest payable in monthly installments. At November 30, 1999 and 2000, included in accounts payable and other accrued expenses were obligations to equity investments aggregating $1,015 and $30, respectively. Documentary acceptance obligations of $1,994 were outstanding to TALK at November 30, 1999 (Note 12(b)). There were no documentary acceptance obligations outstanding to TALK at November 30, 2000.

         For the years ended November 30, 1998, 1999 and 2000, interest income earned on equity investment notes and other receivables approximated $480, $482 and $602, respectively. Interest expense on documentary acceptances payable to TALK approximated $256, $228 and $11 in 1998, 1999 and 2000, respectively.

(11)     Unearned Revenue

         As of November 30, 2000, included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet, is $27,150 which represents prepayments for future product shipments. The Company will recognize the revenue as product shipments are made.

(12)     Financing Arrangements

         (a)      Bank Obligations

                  The Company maintains a revolving credit agreement with various financial institutions. During the year ended November 30, 1999, the credit agreement was amended and restated in its entirety, extending the expiration date to July 27, 2004. As a result, bank obligations under the credit agreement have been classified as long-term at November 30, 2000. The amended and restated credit agreement provides for $200,000 of available credit, including $15,000 for foreign currency borrowings. In December 1999, the credit agreement was further amended, resulting in an increase in available credit to $250,000.

                  Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC. As of November 30, 2000, availability of credit under the credit agreement is a maximum aggregate amount of $250,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. At November 30, 2000, the amount of unused available credit is $145,433. The credit agreement also allows for commitment up to $50,000 in forward exchange contracts (Note 21(a)(1)).

                                                                     (Continued)
                                       63

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Outstanding obligations under the credit agreement at November 30, 1999 and 2000 were as follows:


                                              November 30,
                                     ------------------------------
                                          1999            2000
                                          ----            ----

Revolving Credit Notes                      $47,007               -
Eurodollar Notes                             55,000        $ 15,000
                                         ----------        --------
                                           $102,007        $ 15,000
                                           ========        ========

                  Interest rates are as follows: revolving credit notes at .50% above the prime rate, which was approximately 7.75%, 8.5% and 9.5% at November 30, 1998, 1999 and 2000, respectively, and Eurodollar Notes at 1.50% above the Libor rate which was approximately 5.62%, 6.48% and 6.8% at November 30, 1998, 1999
                  and 2000, respectively. The Company pays a commitment fee on the unused portion of the line of credit.

                  The credit  agreement  contains several  covenants  requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

                  The Company also has revolving credit facilities in Malaysia (Malaysian Credit Agreement) to finance additional working capital needs. As of November 30, 2000, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $6,089. The credit facilities are partially secured by one standby letter of credit totaling $1,300 and two standby letters of credit totaling $4,800, by the Company and payable upon demand or upon expiration of the standby letters of credit on January 15, 2001 and August 31, 2001, respectively. The obligations of the Company under the Malaysian Credit Agreement are secured by the property and building owned by Audiovox Communications Sdn. Bhd. Outstanding obligations under the Malaysian Credit
                  Agreement at November 30, 1999 and 2000 were approximately $5,843 and $4,693, respectively. At November 30, 1998, interest on the credit facility ranged from 9.5% to 12.0%. At November 30, 1999, interest on the credit facility ranged from 7.4% to 9.6%. At November 30, 2000 interest on the credit facility ranged from 7.25% to 7.50%.

                  As of November 30, 1999 and 2000, Audiovox Venezuela had notes payable of approximately 1,275,500 and 2,354,600 Venezuelan Bolivars ($2,000 and $3,411 at November 30, 1999 and 2000)
                  outstanding to a bank. Interest on the notes payable is 10.7%. The notes are scheduled to be repaid within one year and, as such, are classified as short term. The notes payable are secured by a standby letter of credit in the amount of $3,500 by the Company and is payable upon demand or upon expiration of the standby letter of credit on May 31, 2001.

                                                                     (Continued)
                                       64

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The maximum month-end amounts outstanding under the credit agreement and Malaysian Credit Agreement borrowing facilities during the years ended November 30, 1998, 1999 and 2000 were $42,975, $110,595 and $156,854, respectively. Average borrowings during the years ended November 30, 1998, 1999 and 2000 were $26,333, $29,835 and $52,010, respectively, and the weighted average interest rates were 8.7%, 9.6% and 8.9%, respectively.

                  During 1999, the Company entered into a wholesale financing agreement with a financial institution to finance up to $15,000 of inventory purchases of a particular supplier.
                  Amounts outstanding under this agreement were $8,150 at November 30, 1999. Borrowings under the agreement were secured by the inventory purchased. Payments on the borrowings are due within 30 days. Interest was payable after stipulated due dates at a rate of prime plus 1 1/2%, which was 10% at November 30, 1999. The agreement contained several covenants. During 2000, the Company canceled the wholesale financing agreement with the financial institution.

         (b)      Documentary Acceptances

                  The Company had various unsecured documentary acceptance lines of credit available with suppliers to finance inventory purchases. The Company does not have written agreements specifying the terms and amounts available under the lines of credit. At November 30, 1999, $1,994 of documentary acceptances were outstanding of which all was due to TALK. There were no documentary acceptances outstanding at November 30, 2000.

                  The maximum month-end documentary acceptances outstanding during the years ended November 30, 1998, 1999 and 2000 were $4,809, $5,033 and $997, respectively. Average borrowings during the years ended November 30, 1998, 1999 and 2000 were $3,885, $3,755 and $164, respectively, and the weighted average interest rates, including fees, were 6.6%, 6.1% and 6.6%, respectively.

(13)     Notes Payable

         A summary of notes payable follows:


                                                         November 30,
                                                -------------------------------
                                                    1999             2000
                                                    ----             ----

Note payable due to Vitec (Note 5(b))                -                  $ 4,514
Note payable due to Pearl (Note 5(b))                -                    1,354
                                                    ---                --------
                                                     -                  $ 5,868
                                                    ===                 =======


                                                                     (Continued)
                                       65

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The notes bear interest at 5% and are payable in equal monthly installments over a six-month period beginning in October 2000. The Company exercised its option to delay repayment of the notes for an additional six months, therefore, payment commences April 2001.

(14)     Long-Term Debt

         A summary of long-term debt follows:


                                                                        November 30,
                                                                 -------------------------
                                                                     1999         2000
Convertible subordinated debentures:
   6 1/4%, due 2001, convertible at $17.70 per share               $ 1,020        $486
Subordinated note payable                                            4,912           -
                                                                  --------      ------
                                                                     5,932         486
Less current installments                                               -          486
                                                                  ---------      -----
                                                                   $ 5,932           -
                                                                   =======      =======

         On March 15, 1994, the Company completed the sale of $65,000, 6 1/4% subordinated debentures due 2001 and entered into an indenture agreement. The subordinated debentures are convertible into shares of the Company's Class A common stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances. The indenture agreement contains various covenants. The bonds are subject to redemption by the Company in whole, or in part, at any time after March 15, 1997, at certain specified amounts. On May 9, 1995, the Company issued warrants to certain beneficial holders of these subordinated debentures (Note 17(d)).

         During fiscal 1999 and 2000, holders of the Company's $65,000 subordinated convertible debentures exercised their option to convert $1,249 and $534 debentures for 70,565 and 30,170 shares, respectively, of the Company's Class A common stock. As a result of these conversions and the conversions that took place prior to 1999, the remaining subordinated debentures are $1,020 and $486 as of November 30, 1999 and 2000, respectively.

         On October 20, 1994, the Company issued a note payable for 500,000 Japanese yen (approximately $4,912 on November 30, 1999) to finance its investment in TALK (Note 10). The note was scheduled to be repaid on October 20, 2004 and bore interest at 4.1%. The note could be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender. The lender had an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value of the note at any time after October 20, 1995. In October 2000, the Company exercised its option to repay the note by returning the 10,000 shares of its TALK investment to the lender. In connection with the transaction, the Company recognized an extraordinary gain in the amount of $2,189 representing the difference between

                                                                     (Continued)
                                       66

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         the loan, which approximated $4,578, and the Company's recorded investment in TALK, which approximated $2,389, at the time of the transaction.

(15)     Income Taxes

         The components of income (loss) before the provision for income taxes are as follows:


                               November 30,
                     ---------------------------------
                       1998        1999       2000
                       ----        ----       ----

Domestic Operations   $  5,380    $ 42,668   $ 37,119
Foreign Operations      (1,579)         55      2,846
                      --------    --------   --------
                      $  3,801    $ 42,723   $ 39,965
                      ========    ========   ========

         Total income tax expense (benefit) was allocated as follows:


                                                             November 30,
                                                  ------------------------------------
                                                      1998        1999        2000
                                                      ----        ----        ----
Statement of income                                 $    829    $ 15,477    $ 14,925
Stockholders' equity:
   Unrealized holding gain (loss) on investment
        securities recognized for financial
        reporting purposes                            (4,928)      3,540      (6,202)
   Unrealized holding gain (loss) on equity
        collar recognized for financial reporting
        purposes                                      (1,043)       --           570
   Income tax benefit of employee stock option
        exercises                                       --        (1,101)     (1,270)
                                                    --------    --------    --------
        Total income tax expense (benefit)          $ (5,142)   $ 17,916    $  8,023
                                                    ========    ========    ========



                                                                     (Continued)
                                       67

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The provision for (benefit of) income taxes is comprised of:


               Federal     Foreign      State       Total
              --------    --------    --------    --------
1998:
   Current    $  1,499    $   (119)   $    351    $  1,731
   Deferred       (819)       --           (83)       (902)
              --------    --------    --------    --------
              $    680    $   (119)   $    268    $    829
              ========    ========    ========    ========

1999:
   Current    $ 14,565    $   (116)   $  1,593    $ 16,042
   Deferred       (118)       (431)        (16)       (565)
              --------    --------    --------    --------
              $ 14,447    $   (547)   $  1,577    $ 15,477
              ========    ========    ========    ========

2000:
   Current    $ 18,471    $    656    $  1,832    $ 20,959
   Deferred     (4,481)       (704)       (849)     (6,034)
              --------    --------    --------    --------
              $ 13,990    $    (48)   $    983    $ 14,925
              ========    ========    ========    ========

         A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes is as follows:


                                                        November 30,
                                --------------------------------------------------------------
                                        1998                  1999                 2000
                                --------------------  -------------------  ----------------------
Tax provision at  Federal
   statutory rates              $  1,292       34.0%  $ 14,953       35.0%  $ 13,988       35.0%
Undistributed income (losses)
   from equity investments           287        7.6       (373)      (0.9)      --           --
State income taxes, net of
   Federal benefit                   260        6.8      1,025        2.4        639        1.6
Decrease in beginning-of-the-
   year balance of the
   valuation allowance for
   deferred tax assets              (340)      (8.9)      (989)      (2.3)    (1,041)      (2.6)
Foreign tax rate differential        (82)      (2.2)        38        0.1        (59)      (0.1)
Benefit of concluded
   examination                      (350)      (9.2)      --         --           --         --
Other, net                          (238)      (6.3)       823        1.9      1,398        3.4
                                --------      ------  --------     -------  --------      -------
                                $    829       21.8%  $ 15,477       36.2%  $ 14,925       37.3%
                                ========      ======  ========     =======  ========      =======



                                                                     (Continued)
                                       68

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The significant components of deferred income tax recovery for the years ended November 30, 1999 and 2000 are as follows:


                                                                November 30,
                                                            --------------------
                                                               1999        2000
                                                               ----        ----
Deferred tax (recovery) expense (exclusive of the effect
     of other components listed below)                        $   424    $(4,993)
Decrease in beginning-of-the-year  balance of the valuation
     allowance for deferred tax assets                           (989)    (1,041)
                                                              -------    -------
                                                              $  (565)   $(6,034)
                                                              =======    =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:


                                                                November 30,
                                                            ---------------------
                                                                1999       2000
                                                                ----       ----
Deferred tax assets:
     Accounts receivable, principally due to allowance for
        doubtful accounts and cellular deactivations          $  1,977    $  2,290
     Inventory, principally due to additional costs
        capitalized for tax purposes pursuant to the Tax
        Reform Act of 1986                                         617         687
     Inventory, principally due to valuation reserve             1,702       4,276
     Accrual for future warranty costs                             615       2,684
     Plant, equipment and certain intangibles, principally
        due to depreciation and amortization                       957       1,146
     Net operating loss carryforwards, state and foreign         1,327         755
     Equity collar                                                 570        --
     Accrued liabilities not currently deductible and other        469         382
     Deferred compensation plans                                  --           862
                                                              --------    --------
          Total gross deferred tax assets                        8,234      13,082
     Less: valuation allowance                                  (1,384)       (343)
                                                              --------    --------
          Net deferred tax assets                                6,850      12,739
                                                              --------    --------

Deferred tax liabilities:
     Investment securities                                      (6,323)        (35)
     Issuance of subsidiary shares                              (1,432)     (1,432)
                                                              --------    --------
          Total gross deferred tax liabilities                  (7,755)     (1,467)
                                                              --------    --------
          Net deferred tax (liability) asset                  $   (905)   $ 11,272
                                                              ========    ========


                                                                     (Continued)
                                                        69

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The net change in the total valuation allowance for the year ended November 30, 2000 was a decrease of $1,041. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries as well as other deferred tax assets in foreign countries. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at November 30, 2000. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         At November 30, 2000, the Company had net operating loss carryforwards for state income tax purposes of approximately $4,819, which are available to offset future state taxable income, if any, which will expire through the year ended November 30, 2018.

(16)     Capital Structure

         The Company's capital structure is as follows:


                                                                                                               Voting
                                                                                                               Rights
                                 Par                                                     Shares                 Per      Liquidation
          Security              Value          Shares Authorized                      Outstanding              Share       Rights
          --------              -----                                                                         ------      -------
                                         ------------------------------      ------------------------------
                                                  November 30,                        November 30,
                                         ------------------------------      ------------------------------
                                              1999            2000                1999            2000
                                              ----            ----                ----            ----
                                                                                                                         $50 per
Preferred Stock             $50.00               50,000          50,000              50,000          50,000      -         share

Series Preferred Stock        0.01            1,500,000       1,500,000                   -               -       -             -
                                                                                                                         Ratably
                                                                                                                           with
Class A   Common Stock        0.01           30,000,000      60,000,000          17,206,909      19,478,554     One        Class B
                              ====
Class B   Common Stock        0.01           10,000,000      10,000,000           2,260,954       2,260,954     Ten      Ratably
                              ====
                                                                                                                           with
                                                                                                                           Class A

    The holders of Class A and Class B common stock are entitled to receive cash or property dividends declared by the Board of Directors. The Board can declare cash dividends for Class A common stock in amounts equal to or greater than the cash dividends for Class B common

                                                                     (Continued)
                                       70

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
    stock. Dividends other than cash must be declared equally for both classes. Each share of Class B common stock may, at any time, be converted into one share of Class A common stock.

    The 50,000 shares of non-cumulative Preferred Stock outstanding are owned by Shintom and have preference over both classes of common stock in the event of liquidation or dissolution.

    The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). As of November 30, 1999 and 2000, 621,037 and 762,492 shares, respectively, were repurchased under the Program at an average price of $7.20 and $10.80 per share, respectively, for an aggregate amount of $4,471 and $6,004, respectively.

    As of November  30, 1999 and 2000,  3,047,953  and  2,926,653  shares of the
    Company's Class A common stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans and 402,427 and 372,258 for all convertible securities and warrants outstanding at November 30, 1999 and 2000 (Notes 14 and 17).

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

    Undistributed earnings from equity investments included in retained earnings amounted to $4,219 and $4,869 at November 30, 1999 and 2000, respectively.

(17)         Stock-Based Compensation and Stock Warrants

    (a)      Stock Options

             The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (ISO's) and non-qualified stock options (NQSO's) to purchase shares of Class A common stock. Under the plans, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A common stock on the date of grant.

                                                                     (Continued)
                                       71

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

             The options must be exercisable no later than ten years after the date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.

             Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. The Company recorded $31 in compensation expense for the year ended November 30, 1999. No compensation expense was recorded for the years ended November 30, 1998 and 2000.

             Information regarding the Company's stock options is summarized below:


                                                                Weighted
                                                                Average
                                                Number          Exercise
                                               of Shares         Price

Outstanding at November 30, 1997                  1,699,750            7.38
             Granted                                 10,000            4.63
             Exercised                                    -               -
             Canceled                              (16,000)            8.79
                                                -----------         -------
Outstanding at November 30, 1998                  1,693,750            7.33
             Granted                              1,542,500           14.98
             Exercised                            (364,550)            7.64
             Canceled                                 (500)           13.00
                                              -------------          ------
Outstanding at November 30, 1999                  2,871,200           11.41
             Granted                                      -               -
             Exercised                            (121,300)            6.84
             Canceled                                    -               -
                                            ----------------      --------
Outstanding at November 30, 2000                 2,749,900            11.61
                                                 ==========          ======
Options exercisable, November 30, 2000           1,632,400             9.29
                                                 ==========         =======

                  At  November  30, 1999 and 2000,  204,775 and 206,753  shares, respectively, were available for future grants under the terms of these plans.

                  The per share weighted average fair value of stock options granted during 1998 was $3.45 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 5.7%, expected dividend yield of 0.0%, expected stock volatility of 60% and an expected option life of 10 years.

                  The per share weighted average fair value of stock options granted during 1999 was $9.83 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 5.9%, expected dividend yield

                                                                     (Continued)
                                       72

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  of 0.0%, expected stock volatility of 60% and an expected option life of 10 years. There were no options granted during 2000.

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



                                           1998         1999          2000
                                           ----         ----          ----

Net income:
   As reported                           $   2,972   $   27,246   $   27,229
   Pro-forma                                 1,336       25,494       22,795

Net income per common share (basic):
   As reported                           $   0.16    $     1.43   $     1.27
   Pro-forma                                 0.07          1.33         1.07

Net income per common share (diluted):
   As reported                           $   0.16$         1.39   $     1.21
   Pro-forma                                 0.07          1.30         1.01

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



                                                                     (Continued)
                                       73

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Summarized information about stock options outstanding as of November 30, 2000 is as follows:


                                          Outstanding                            Exercisable
                                           Weighted         Weighted
                                            Average         Average                       Weighted
       Exercise                            Exercise           Life                         Average
        Price               Number           Price         Remaining        Number          Price
        Range             of Shares        of Shares        In Years       of Shares      of Shares
       -------            ---------       -----------      ---------       ---------     ----------

$4.63 - $8.00                1,150,700       7.22             6.22           1,150,700      7.22
$8.01 - $13.00                 109,200       11.63            4.33             109,200      11.63
$13.01 - $15.00              1,490,000       15.00            8.78             372,500      15.00

         (b)      Restricted Stock Plan

                  The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Total restricted stock outstanding, granted under these plans, at November 30, 1999 was 13,750. There were no restricted stock outstanding at November 30, 2000. Awards under the restricted stock plan may be performance- accelerated shares or performance-restricted shares. No performance-accelerated shares or performance-restricted shares were granted in 1998. During fiscal 1999, 32,222 performance-accelerated shares and 12,103 performance-restricted shares were granted. During fiscal 2000, 6,825 performance-accelerated shares and 4,846 performance- restricted shares were granted. During fiscal 1999 and 2000, 19,796 and 1,979 performance-restricted shares lapsed, respectively. No performance-restricted shares lapsed in fiscal year 1998.

                  Compensation expense for the performance-accelerated shares is recorded based upon the quoted market value of the shares on the date of grant. Compensation expense for the performance-restricted shares is recorded based upon the quoted market value of the shares on the balance sheet date. Compensation expense (income) for these grants for the years ended November 30, 1998, 1999 and 2000 were $(23), $127 and
                  $40, respectively.

         (c)      Employee Stock Purchase Plan

                  In April 2000, the stockholders approved the 2000 Employee Stock Purchase Plan. The stock purchase plan provides eligible employees an opportunity to purchase shares of the Company's Class A common stock through payroll deductions at a minimum of 2% and a maximum of 15% of base salary compensation. Amounts withheld are used to purchase Class A common stock on the open market. The cost to the employee for the shares is equal to 85% of the fair market value of the shares on or about the quarterly purchase date (December 31, March 31, June 30 or September 30). The

                                                                     (Continued)
                                       74

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Company bears the cost of the remaining 15% of the fair market value of the shares as well as any broker fees. This Plan provides for purchases of up to 1,000,000 shares.

         (d)      Stock Warrants

                  In December 1993, the Company granted warrants to purchase 50,000 shares of Class A Common Stock at a purchase price of $14.375 per share as part of the acquisition of H & H Eastern Distributors, Inc. During fiscal 1999, the warrants were surrendered for cancellation, and the holder agreed to waive registration rights in exchange for $5.

                  On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, each convertible into one share of Class A common stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders as of June 3, 1994, of approximately $57,600 of the Company's subordinated debentures in exchange for a release of any claims such holders may have against the Company, its agents, directors and employees in connection with their investment in the subordinated debentures. As a result, the Company incurred a warrant expense in 1995 of $2,900 and recorded a corresponding increase to paid-in capital. The warrants are not exercisable after March 15, 2001, unless sooner terminated under certain circumstances. John J. Shalam, Chief Executive Officer of the Company, has granted the Company an option to purchase 1,668,875 shares of Class A common stock from his personal holdings. The exercise price of this option is $7 1/8, plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam. During 1998, the Company purchased approximately 1,324,075 of these warrants at a price of $1.30 per warrant, pursuant to the terms of a self-tender offer. In connection with this purchase, the option to purchase 1,324,075 shares from John J. Shalam's personal holdings was canceled. As of November 30, 2000, 344,800 remaining warrants are outstanding.

                  During fiscal 1997, the Company granted warrants to purchase 100,000 shares of Class A Common Stock, which have been reserved, at $6.75 per share. The warrants, which are exercisable in whole or in part at the discretion of the holder, expire on January 29, 2002. During the year ended November 30, 1999, all of the warrants were exercised.

         (e)      Profit Sharing Plans

                  The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. A contribution of $150, $800 and $1,000 was made by the Company to the United States plan in fiscal 1998, 1999 and 2000, respectively.
                  Contributions required by law to be made for eligible employees in Canada were not material.

                                                                     (Continued)
                                       75

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(f)      Deferred Compensation Plan

         Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for a select group of management. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plan. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company. The investments, which amounted to $2,211 at November 30, 2000, have been classified as trading securities and are included in investment securities on the accompanying consolidated balance sheet as of November 30, 2000. The return on these underlying investments will determine the amount of earnings credited to the employees. The Company has the option of amending or terminating the Plan at any time. The deferred compensation liability is reflected as long-term liability on the accompanying consolidated balance sheet as of November 30, 2000.

(18)     Accumulated Other Comprehensive Income (Loss)
         ---------------------------------------------

         The change in net unrealized gain (loss) on marketable securities of $(8,040), $5,775 and $(10,119) for the years ended November 30, 1998,
         1999  and  2000  is  net  of  tax of  $(4,928),  $3,540  and  $(6,202),
         respectively. Reclassification adjustments of $488, $2,171 and $1,480 are included in the net unrealized gain (loss) on marketable securities for the years ended November 30, 1998, 1999 and 2000, respectively.

         The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.



                                                                     (Continued)
                                       76

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(19)     Net Income Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted earnings per common share is as follows:


                                                                    For the Years Ended
                                                                    November 30,
                                                    ----------------------------------------
                                                        1998           1999             2000
                                                   --------------   -----------   -----------
Net income (numerator for net income per
   common share, basic)                            $        2,972   $    27,246   $    27,229
Interest on 6 1/4% convertible subordinated                                                 8
                                                                                  -----------
   debentures, net of tax                                    --              84             2
                                                   --------------   -----------   -----------
Adjusted net income (numerator for net income
   per common share, diluted)                      $        2,972   $    27,330   $    27,257
                                                   ==============   ===========   ===========
Weighted average common shares (denominator
   for net income per common share, basic)             19,134,529    19,100,047    21,393,566

Effect of dilutive securities:
   Employee stock options and stock warrants                 --         430,560     1,129,896
   Employee stock grants                                     --          62,175          --
   Convertible debentures                                    --         110,551        42,344
                                                   --------------   -----------   -----------

Weighted average common and potential common
  shares outstanding (denominator for net income
  per common share, diluted)                           19,134,529    19,703,333    22,565,806
                                                   ==============   ===========   ===========
Net income per common share before
  extraordinary item:
  Basic                                            $         0.16   $      1.43   $      1.17
                                                   ==============   ===========   ===========
  Diluted                                          $         0.16   $      1.39   $      1.11
                                                   ==============   ===========   ===========
Net income per common share:
  Basic                                            $         0.16   $      1.43   $      1.27
                                                   ==============   ===========   ===========
  Diluted                                          $         0.16   $      1.39   $      1.21
                                                   ==============   ===========   ===========

         Employee stock options and stock warrants totaling 2,779,363 and 1,565,000 for the years ended November 30, 1998 and 2000, respectively, were not included in the net income per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive stock options and stock warrants for the years ended November 30, 1999.

(20)     Lease Obligations

         During 1998, the Company entered into a 30-year lease for a building with its principal stockholder and chief executive officer. A significant portion of the lease payments, as required under the lease agreement, consists of the debt service payments required to be made by the principal stockholder in connection with the financing of the construction of the building. For financial reporting purposes, the lease has been classified as a capital lease, and, accordingly, a building

                                                                     (Continued)
                                       77

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          and the related obligation of approximately  $6,340 was recorded (Note
          9). The effective  interest  rate on the capital  lease  obligation is
          8.0%

         In connection with the capital lease, the Company paid certain construction costs on behalf of its principal stockholder and chief executive officer in the amount of $1,301 which, at November 30, 1999, was included in prepaid and other current assets on the accompanying consolidated financial statements. During 2000, $740 was repaid to the Company. At November 30, 2000, $80 has been included in prepaid and other current assets and $481 has been included in non- current other assets on the accompanying consolidated financial statements.

         During 1998, the Company entered into a sale/lease back transaction with its principal stockholder and chief executive officer for $2,100 of equipment. No gain or loss on the transaction was recorded as the book value of the equipment equaled the fair market value. The lease is for five years with monthly rental payments of $34. The lease has been classified as an operating lease.

         At November 30, 2000, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:



                                                            Capital         Operating
                                                             Lease           Leases

2001                                                       $    530           $ 1,774
2002                                                            553             1,557
2003                                                            554             1,048
2004                                                            553               278
2005                                                            552               197
Thereafter                                                   12,547                 6
                                                            -------           -------
Total minimum lease payments                                 15,289           $ 4,860
                                                                              =======
Less:  amount representing interest                           9,010
                                                           --------
Present value of net minimum lease payments                   6,279
Less: current installments included in accrued
       expenses and other current liabilities                    19
                                                         ----------
Long-term obligation                                        $ 6,260
                                                            =======

         Rental expense for the above-mentioned operating lease agreements and other leases on a month- to-month basis approximated $2,563, $2,552 and $2,642 for the years ended November 30, 1998, 1999 and 2000, respectively.

         Minimum future rentals on a one-year operating lease in which the Company acts as a lessor is approximately 21,245,000 yen ($197) for fiscal 2001 (Note 5(b)).

                                                                     (Continued)
                                       78

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The Company leases certain facilities and equipment from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. At November 30, 2000, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:


2001                                             $941
2002                                              941
2003                                              667
                                                =====

(21)     Financial Instruments

         (a)      Derivative Financial Instruments

                  (1)      Forward Exchange Contracts

                           At November 30, 1998 and 2000, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $5,352 and $4,230, respectively. These contracts have varying maturities with none exceeding one year as of November 30, 1998 or 2000. At November 30, 1999, the Company had no contracts to exchange foreign currencies in the form of forward exchange contracts. For the years ended November 30, 1998, 1999 and 2000, gains and losses on foreign currency transactions which were not hedged were not material. For the years ended November 30, 1998, 1999 and 2000, there were no gains or losses as a result of terminating hedges prior to the transaction date.

                  (2)      Equity Collar

                           The Company entered into an equity collar on September 26, 1997 to hedge some of the unrealized gains associated with its investment in CellStar
                           (Note 8). The equity collar provided that on September 26, 1998, the Company can put 100,000 shares of CellStar to the counter party to the equity collar (the bank) at $38 per share in exchange for the bank being able to call the 100,000 shares of CellStar at $51 per share. The Company has designated this equity collar as a hedge of 100,000 of its shares in CellStar being that it provides the Company with protection against the market value of CellStar shares falling below $38. Given the high correlation of the changes in the market value of the item being hedged to the item underlying the equity collar, the Company applied hedge accounting for this equity collar. The equity collar was recorded on the balance sheet at fair value with gains and losses on the equity collar reflected as a separate component of equity. During 1998, the Company sold

                                                                     (Continued)
                                       79

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which was reflected as a separate component of stockholders' equity. Also during 1998, the CellStar stock split two-for-one, resulting in the equity collar hedging 200,000 shares of CellStar stock. During 2000, the Company sold 200,000 shares of CellStar common stock and in connection with the sale of the shares, recognized $1,499 ($929 net of taxes) representing the net gain on the hedge of the available-for-sale securities (Note 1(g)(2)).

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

         (b)      Off-Balance Sheet Risk

                  Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox Communications Sdn. Bhd. and Audiovox Venezuela (Note 12(a)). The Company had open commercial letters of credit of approximately $41,173 and $65,820, of which $28,727 and $45,569 were accrued for purchases incurred as of November 30, 1999 and 2000, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

                  The Company is a party to joint and several guarantees on behalf of G.L.M. which aggregate $300. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish its fair value.

         (c)      Concentrations of Credit Risk

                  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States and Canada and consist of, among others, wireless carriers and service providers, distributors, agents, mass merchandisers, warehouse clubs and independent retailers.


                                                                     (Continued)
                                       80

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  At November 30, 1999, three customers, which were wireless carrier and service providers, accounted for approximately 15.8%, 15.5% and 11.1%, respectively, of accounts receivable. At November 30, 2000, one customer, a wireless carrier and service provider, accounted for approximately 47% of accounts receivable.

                  During the year ended November 30, 1998, two customers accounted for approximately 18.3% and 14.9%, respectively, of the Company's 1998 sales. During the year ended November 30, 1999, three customers accounted for approximately 19.6%, 14.9% and 12.7%, respectively, of the Company's 1999 sales. During the year ended November 30, 2000, one customer accounted for approximately 50.5% of the Company's 2000 sales.

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

         (d)      Fair Value

                  The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value because of the short maturity of these instruments. The estimated fair value of the Company's financial instruments are as follows:


                         November 30, 1999   November 30, 2000
                        ------------------    --------------------
                        Carrying     Fair      Carrying    Fair
                        Amount      Value      Amount      Value

Investment securities   $ 30,401   $ 30,401   $  5,484   $  5,484
Long-term obligations   $107,939   $109,261   $ 15,000   $ 15,000


                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:



                                                                     (Continued)
                                       81

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Investment Securities

                  The carrying amount represents fair value, which is based upon quoted market prices and conversion features at the reporting date (Note 8).

                  Long-Term Obligations

                  The carrying amount of bank debt under the Company's revolving credit agreement approximates fair value because the interest rate on the bank debt is reset every quarter to reflect current market rates. With respect to the subordinated debentures, fair values are based on quoted market price.

                  Forward Exchange Contracts (Derivative)

                  The fair value of the forward exchange contracts are based upon exchange rates at November 30, 2000 as the contracts are short term.

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

(22)     Segment Information

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

                                                                     (Continued)
                                       82

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         During the year ended November 30, 1998, two customers of the Wireless segment accounted for approximately 18.3% and 14.9% of the Company's 1998 sales. During the year ended November 30, 1999, three customers of the Wireless segment accounted for approximately 19.6%, 14.9% and 12.7% of the Company's 1999 sales. During the year ended November 30, 2000, one customer of the Wireless segment accounted for approximately 50.5% of the Company's 2000 sales. No customers in the Electronics segment exceeded 10% of the consolidated sales in fiscal 1998, 1999 or 2000.

         Effective December 1, 1999, a non-Quintex retail operation, previously reported in the Wireless segment, has been included in the Electronics segment.


                                                                    Consolidated
                                Wireless    Electronics  Corporate  Totals

1998

Net sales                         431,740     184,955       --       616,695
Intersegment sales
     (purchases), net              (1,125)      1,125       --          --
Interest income                       215         165        517         897
Interest expense                    5,466       4,138     (5,173)      4,431
Depreciation and amortization         615         832      1,024       2,471
Income (loss) before provision
     for income tax                (1,851)      6,002       (350)      3,801
Total assets                      138,136      79,597     61,946     279,679
Non-cash items:
     Provision for bad debt
        expense                       288         561       (268)        581
     Deferred income tax
        benefit                      --          --          902         902
     Minority interest               --          --         (320)       (320)
     Capital expenditures           1,003         475      3,454       4,932


                                                                    (Continued)
                                       83

                      AUDIOVOX CORPORATION AND SUBSIDIARIES


                                                                    Consolidated
                                Wireless    Electronics  Corporate  Totals

1999

Net sales                          917,085      242,452        --      1,159,537
Intersegment sales
     (purchases), net               (1,149)       1,149        --           --
Interest income                         64           80         794          938
Interest expense                     6,034        3,332      (5,307)       4,059
Depreciation and amortization          712        1,023       1,553        3,288
Income (loss) before provision
     for income tax                 31,255       11,358         110       42,723
Total assets                       267,435      125,117      82,794      475,346
Non-cash items:
     Provision for bad debt
        expense                      1,892          727         636        3,255
     Deferred income tax
        benefit                       --           --           565          565
     Minority interest                --           --         3,327        3,327
     Capital expenditures            1,747        1,211       1,864        4,822

2000

Net sales                        1,424,480     277,816         --      1,702,296
Intersegment sales
     (purchases), net                  302        (302)        --           --
Interest income                        198         104        1,314        1,616
Interest expense                     7,752       2,551       (4,729)       5,574
Depreciation and amortization          789       1,285        2,054        4,128
Income (loss) before provision
     for income tax and
     extraordinary item             30,997      14,769       (5,801)      39,965
Extraordinary item                    --          --          2,189        2,189
Total assets                       301,671     134,051       67,137      502,859
Non-cash items:
     Provision for bad debt
        expense                      1,946         758         (185)       2,519
     Deferred income tax
        benefit                       --          --          6,034        6,034
     Minority interest                --          --          3,555        3,555
     Capital expenditures            1,241       1,091        9,715       12,047



                                                                     (Continued)
                                       84

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

Net sales and long-lived assets by location for the years ended November 30, 1998, 1999 and 2000 were as follows.


                                     Net Sales                                    Long-Lived Assets
                 -------------------------------------   -------------------------------------------------------
                     1998        1999          2000        1998          1999       2000
                  ----------   ----------   ----------   ----------   ----------   ----------
United States     $  531,307   $1,059,536   $1,456,082   $   50,469   $   68,126   $   50,828
Canada                15,789       23,146       68,004         --           --           --
Argentina             27,354       22,831       17,888         --           --           --
Peru                  10,514        9,913         --           --           --           --
Portugal               2,024         --          7,679         --           --           --
Malaysia               7,592        7,780       15,294        1,348        1,275          849
Venezuela             14,358       22,853       15,264        1,366        1,387          644
Mexico, Central
    America and
    Caribbean          7,289       10,568      100,599         --           --           --
Chile                   --           --         15,794         --           --           --
Other foreign
    countries            468        2,910        5,692         --           --           --
                  ----------   ----------   ----------   ----------   ----------   ----------
Total             $  616,695   $1,159,537   $1,702,296   $   53,183   $   70,788   $   52,321
                  ==========   ==========   ==========   ==========   ==========   ==========


(23)     Related Party Transactions

         During 1998, the Company entered into a 30-year lease for a building with its principle stockholder and chief executive officer (Note 20). Also during 1998, the Company entered into a sale/leaseback transaction for certain equipment with its principle stockholder and chief executive office (Note 20).

         During 2000, the Company advanced $620 to an officer/director of the Company which has been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. On December 1, 2000, the Company obtained a note in the amount of $620 for the advance. The note, which bears interest at the LIBOR rate, to be adjusted quarterly, plus 1.25% per annum, is due, principle and interest, on November 30, 2001.

         The Company also leases certain facilities and equipment from its principle stockholder and several officers (Note 20).

(24)     Contingencies

         The Company is a defendant in litigation arising from the normal conduct of its affairs. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that the litigation in which the Company is a defendant is either subject to product liability insurance

                                                                     (Continued)
                                       85

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         coverage or, to the extent not covered by such insurance, will not have a material adverse effect on the Company's consolidated financial position.

         During 2000, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in a class action lawsuit alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. An order dismissing the Company as a defendant was granted on the grounds that the plaintiff failed to make proper legal service. However, the plaintiff has the right to effect proper legal service of the original complaint or file a new lawsuit. The Company has not been re-served to date, nor has a new lawsuit been filed. In the event that the Company is re-served or a new lawsuit is filed, the Company would vigorously defend any claims against the Company.

          The Company has guaranteed a $300 line of credit with a financial institution on behalf of one of its equity investments and has established standby letters of credit to guarantee the bank obligations of Audiovox Communications Sdn. Bhd. and Audiovox Venezuela (Note 21(b)).

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

         Information regarding this item is set forth under the captions "Election of Directors" and Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement to be dated March 26, 2001, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Proxy Statement) and is incorporated herein by reference. Information with regard to Executive Officers is set forth in Item 1 of this Form 10-K.

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

                                                      PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules, and Reports on
           Form 8-K

(a) (1)

The following are included in Item 8 of this Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and Subsidiaries as of November 30, 1999 and 2000.

Consolidated Statements of Income of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1998, 1999 and 2000.

Consolidated Statements of Stockholders' Equity of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1998, 1999 and 2000.

Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1998, 1999 and 2000.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 1998, 1999 and 2000.

Independent Auditors' Report on Financial Statement Schedules


   Schedule                                               Page
    Number      Description                              Number
    ------      -----------                              ------
                Valuation and Qualifying Accounts          93
      II

All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                          Independent Auditors' Report







The Board of Directors and Stockholders
   Audiovox Corporation:


Under the date of January 16, 2001 we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 1999 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 2000, which are included in the Company's 2000 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements,  we  also  audited  the  related  consolidated  financial  statement schedule in the 2000 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                            s/KPMG  LLP
                                                            -------------------
                                                              KPMG  LLP


Melville, New York
January 16, 2001

(3)      Exhibits

         See Item 14(c) for Index of Exhibits.

(b)      Reports on Form 8-K

         During the fourth quarter, the Company filed one report on Form 8-K, dated November 8, 2000 and filed on November 9, 2000. The Form 8-K reported that on November 8, 2000, the Company announced preliminary results for its fiscal fourth quarter and year ended November 30, 2000. Annexed to the Form 8-K, as Exhibits 1 and 2, respectively, were the Company's Press Release dated November 8, 2000 and a transcript of the conference call held on November 8, 2000.

(c)      Exhibits


    Exhibit
    Number              Description

     3.1 Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-107, filed May 4, 1987).

     3.1a Amendment to Certificate of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1993).

     3.1b Amendment to Certificate of Incorporation (filed herewith).

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

                                           AUDIOVOX CORPORATION



February 28, 2001                          BY:s/John J. Shalam
                                              -------------------------------
                                                  John J. Shalam, President
                                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                                      Date
                                                President;
                                                Chief Executive Officer
s/John J. Shalam                                (Principal Executive Officer               February 28, 2001
------------------------------------------
John J. Shalam                                   and Director
                                                Executive Vice President and
s/Philip Christopher                            Director                                   February 28, 2001
------------------------------------------
Philip Christopher
                                                Senior Vice President,
                                                Chief Financial Officer (Principal
s/Charles M. Stoehr                             Financial and Accounting                   February 28, 2001
------------------------------------------
Charles M. Stoehr                               Officer) and Director

s/Patrick M. Lavelle                            Director                                   February 28, 2001
------------------------------------------
Patrick M. Lavelle

s/Ann Boutcher                                  Director                                   February 28, 2001
------------------------------------------
Ann Boutcher

s/Richard A. Maddia                             Director                                   February 28, 2001
------------------------------------------
Richard A. Maddia

s/Paul C. Kreuch, Jr.                           Director                                   February 28, 2001
------------------------------------------
Paul C. Kreuch, Jr.

s/Dennis McManus                                Director                                   February 28, 2001
------------------------------------------
Dennis McManus

                                                                     Schedule II
                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years Ended November 30, 1998, 1999 and 2000
                                 (In thousands)




                  Column A            Column B            Column C   Column D   Column E
                  --------            ---------
                                                  ------------------ ----------  --------

                                      Balance at Charged to Charged             Balance
                                      Beginning  Costs and  to Other            At End
                 Description          Of Year    Expenses   Accounts Deductions Of Year
                                       -------   -------   -------   -------   -------
1998

Allowance for doubtful accounts        $ 3,497   $   581      --     $ 1,134   $ 2,944
Cash discount allowances                   189      --        --          19       170
Co-op advertising and volume
   rebate allowances                     5,672    12,129      --       9,664     8,137
Allowance for cellular deactivations     1,363      --        --         488       875
Reserve for warranties and product
   repair costs                          4,068     2,306      --       2,289     4,085
                                       -------   -------   -------   -------   -------
                                       $14,789   $15,016      --     $13,594   $16,211
                                       =======   =======   =======   =======   =======

1999

Allowance for doubtful accounts        $ 2,944   $ 3,342      --     $   641   $ 5,645
Cash discount allowances                   170        49      --        --         219
Co-op advertising and volume
   rebate allowances                     8,137    12,122      --       9,122    11,137
Allowance for cellular deactivations       875       386      --        --       1,261
Reserve for warranties and product
   repair costs                          4,085     4,486      --         800     7,771
                                       -------   -------   -------   -------   -------
                                       $16,211   $20,385      --     $10,563   $26,033
                                       =======   =======   =======   =======   =======

2000

Allowance for doubtful accounts        $ 5,645   $ 2,794      --     $ 1,518   $ 6,921
Cash discount allowances                   219      --        --          24       195
Co-op advertising and volume
   rebate allowances                    11,137    16,885      --      11,930    16,092
Allowance for cellular deactivations     1,261      --        --           7     1,254
Reserve for warranties and product
   repair costs                          7,771     8,326      --       4,169    11,928
                                       -------   -------   -------   -------   -------
                                       $26,033   $28,005      --     $17,648   $36,390
                                       =======   =======   =======   =======   =======