Form 10-Q
period 2001-02-28
AUDIOVOX CORP
filed 2001-04-16
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                    February 28, 2001
                                    -------------------------------------


Commission file number                               0-28839
                                    --------------------------------------


                              AUDIOVOX CORPORATION
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      13-1964841
-------------------------------------------         -----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

150 Marcus Blvd., Hauppauge, New York                      11788
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code                (631) 231-7750
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

           Class                             Outstanding at April 10, 2001
           -------------------------------------------------------------------

           Class A Common Stock                        20,306,538 Shares
           Class B Common Stock                         2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X
                                                                        Page
                                                                        Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at November 30,
                  2000 and February 28, 2001 (unaudited)                     3

                  Consolidated Statements of Income for the
                  Three Months Ended February 29, 2000
                  and February 28, 2001 (unaudited)                          4

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended February 29, 2000
                  and February 28, 2001 (unaudited)                          5

                  Notes to Consolidated Financial Statements               6-11

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                               12-23

PART II           OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K                          24

                  SIGNATURES                                                25

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                  November 30, February 28,
                                                                                     2000         2001
                                                                                  ---------    ---------
                                                                                               (unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                      $   6,431    $  12,359
   Accounts receivable, net                                                         279,402      195,838
   Inventory, net                                                                   140,065      187,020
   Receivable from vendor                                                             5,566        3,100
   Prepaid expenses and other current assets                                          6,830        9,276
   Deferred income taxes, net                                                        12,244       13,536
                                                                                  ---------    ---------
         Total current assets                                                       450,538      421,129

Investment securities                                                                 5,484        6,574
Equity investments                                                                   11,418       12,767
Property, plant and equipment, net                                                   27,996       27,298
Excess cost over fair value of assets acquired and other intangible assets, net       5,098        5,009
Other assets                                                                          2,325        1,573
                                                                                  ---------    ---------
                                                                                  $ 502,859    $ 474,350
                                                                                  =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                               $  61,060    $  54,368
   Accrued expenses and other current liabilities                                    62,569       52,667
   Income taxes payable                                                               6,274        7,053
   Bank obligations                                                                   8,104        8,535
   Notes payable                                                                      5,868        5,448
   Current installment of long-term debt                                                486          486
                                                                                  ---------    ---------
         Total current liabilities                                                  144,361      128,557
Bank obligations                                                                     15,000         --
Deferred income taxes, net                                                              972        1,427
Capital lease obligation                                                              6,260        6,254
Deferred compensation                                                                 2,208        3,933
                                                                                  ---------    ---------
         Total liabilities                                                          168,801      140,171
                                                                                  ---------    ---------
Minority interest                                                                     3,555        2,851
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                  2,500        2,500
   Common stock:
       Class A; 60,000,000 authorized; 20,291,046 issued at November 30, 2000 and February 28, 2001, 19,528,554 and 19,380,664 outstanding
       at November 30, 2000 and February 28, 2001, respectively                         204          204
       Class B convertible; 10,000,000 authorized; 2,260,954 issued                      22           22
   Paid-in capital                                                                  248,468      248,468
   Retained earnings                                                                 90,371       92,937
   Accumulated other comprehensive loss                                              (5,058)      (5,416)
   Treasury stock, at cost, 762,492 and 910,382 Class A common stock at
       November 30, 2000 and February 28, 2001, respectively                         (6,004)      (7,387)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 330,503      331,328
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 502,859    $ 474,350
                                                                                  =========    =========



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
       For the Three Months Ended February 29, 2000 and February 28, 2001
                 (In thousands, except share and per share data)
                                   (unaudited)



                                                                     Three Months Ended
                                                                  February 29,    February 28,
                                                                     2000            2001
                                                                 ------------    ------------

Net sales                                                        $    340,156    $    330,748

Cost of sales                                                         305,288         300,908
                                                                 ------------    ------------

Gross profit                                                           34,868          29,840
                                                                 ------------    ------------

Operating expenses:

   Selling                                                             10,359           9,771
   General and administrative                                          10,635          11,156
   Warehousing and assembly                                             4,793           5,323
                                                                 ------------    ------------

       Total operating expenses                                        25,787          26,250
                                                                 ------------    ------------

Operating income                                                        9,081           3,590
                                                                 ------------    ------------

Other income (expense):
   Interest and bank charges                                           (2,639)         (1,007)
   Equity in income of equity investments, net                            990           1,370
   Gain on sale of investments                                            328            --
   Other, net                                                           1,013              71
                                                                 ------------    ------------

       Total other income (expense), net                                 (308)            434
                                                                 ------------    ------------

Income before provision for income taxes                                8,773           4,024

Provision for income taxes                                              3,473           1,458
                                                                 ------------    ------------

Net income                                                       $      5,300    $      2,566
                                                                 ============    ============

Net income per common share (basic)                              $       0.27    $       0.12
                                                                 ============    ============

Net income per common share (diluted)                            $       0.25    $       0.12
                                                                 ============    ============

Weighted average number of common shares outstanding (basic)       19,951,186      21,654,486
                                                                 ============    ============
Weighted average number of common shares outstanding (diluted)     21,575,569      22,034,838
                                                                 ============    ============







See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           Three Months Ended February 29, 2000 and February 28, 2001
                                 (In thousands)
                                   (unaudited)

                                                                             February 29,  February 28,
                                                                                2000          2001
                                                                             ------------- ------------
Cash flows from operating activities:
   Net income                                                                $  5,300      $  2,566
   Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
       Depreciation and amortization                                              860         1,054
       Provision for (recovery of) bad debt expense                               (74)          176
       Equity in income of equity investments, net                               (990)       (1,370)
       Minority interest                                                          135           330
       Gain on sale of investments                                               (328)         --
       Deferred income tax expense                                             (1,289)         (603)

   Changes in:
       Accounts receivable                                                     68,627        83,481
       Receivable from vendor                                                  (2,792)        2,466
       Inventory                                                              (56,731)      (46,987)
       Accounts payable, accrued expenses and other current liabilities       (25,517)      (15,112)
       Income taxes payable                                                    (2,025)          780
       Investment securities - trading                                           --          (1,721)
       Prepaid expenses and other, net                                           (835)       (1,476)
                                                                             --------      --------

          Net cash provided by (used in) operating activities                 (15,659)       23,584
                                                                             --------      --------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                               (903)         (698)
   Net proceeds from sale of investment securities                              3,103          --
   Proceeds from distribution from equity investment                              338          --
                                                                             --------      --------

          Net cash provided by (used in) investing activities                   2,538          (698)
                                                                             --------      --------

Cash flows from financing activities:
   Net repayments of bank obligations                                         (76,024)      (14,535)
   Payment of dividend to minority shareholder of subsidiary                     --          (1,034)
   Net repayments under documentary acceptances                                (1,994)         --
   Principal payments on capital lease obligation                                  (5)           (6)
   Proceeds from exercise of stock options and warrants                           166          --
   Repurchase of Class A common stock                                            --          (1,382)
   Net proceeds from follow-on offering                                        97,677          --
                                                                             --------      --------

          Net cash provided by (used in) financing activities                  19,820       (16,957)
                                                                             --------      --------

Effect of exchange rate changes on cash                                             5            (1)
                                                                             --------      --------
Net increase in cash                                                            6,704         5,928
Cash at beginning of period                                                     5,527         6,431
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $ 12,231      $ 12,359
                                                                             ========      ========



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
           Three Months Ended February 29, 2000 and February 28, 2001
             (Dollars in thousands, except share and per share data)



(1)      Basis of Presentation

          The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of November 30, 2000 and February 28, 2001, the consolidated statements of income for the three month periods ended February 29, 2000 and February 28, 2001, and the consolidated statements of cash flows for the three month periods ended February 29, 2000 and February 28, 2001. The interim figures are not necessarily indicative of the results for the year.

          Accounting policies adopted by the Company are identified in Note 1 of the Notes to Consolidated Financial Statements included in the
          Company's 2000 Annual Report filed on Form 10-K. Certain reclassifications have been made to the 2000 consolidated financial statements in order to conform to the 2001 presentation.

(2)      Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:


                                                      Three Months Ended
                                               February 29,        February 28,
                                                   2000                2001
                                               ------------         -----------

Cash paid during the period:
     Interest (excluding bank charges)             $445                $ 774
     Income taxes                                  $178               $1,280

         During the three months ended February 29, 2000 and February 28, 2001, the Company recorded a net unrealized holding loss relating to available-for-sale marketable securities, net of deferred taxes, of $1,082 and $391, respectively, as a component of accumulated other comprehensive loss.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(3)      Net Income Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

                                                                           Three Months Ended
                                                                       February 29,     February 28,
                                                                           2000            2001
                                                                       -----------     -----------

Net income (numerator for basic income per share)                      $     5,300     $     2,566
Interest on 6 1/4% convertible subordinated debentures, net of tax              10               4
                                                                       -----------     -----------
Adjusted net income (numerator for diluted income per share)           $     5,310     $     2,570
                                                                       ===========     ===========
Weighted average common shares (denominator for basic
   income per share)                                                    19,951,186      21,654,486
Effect of dilutive securities:
   6 1/4% convertible subordinated debentures                               57,627          27,458
   Employee stock options and stock warrants                             1,553,106         352,894
   Employee stock grants                                                    13,650            --
                                                                       -----------     -----------
Weighted average common and potential common shares
   outstanding (denominator for diluted income per share)               21,575,569      22,034,838
                                                                       ===========     ===========
Basic income per share                                                 $      0.27     $      0.12
                                                                       ===========     ===========
Diluted income per share                                               $      0.25     $      0.12
                                                                       ===========     ===========

         There were no anti-dilutive employee stock options or stock warrants for the three months ended February 29, 2000. Employee stock options and warrants totaling 1,565,000 for the three months ended February 28, 2001 were not included in the net income per common share calculation because their effect would have been anti-dilutive.

(4)      Comprehensive Income

         The accumulated other comprehensive loss of $5,058 and $5,416 at November 30, 2000 and February 28, 2001, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized loss on the Company's available-for-sale investment securities of $190 and $581 at November 30, 2000 and February 28, 2001, respectively, and the accumulated foreign currency translation adjustment of $4,868 and $4,835 at November 30, 2000 and February 28, 2001, respectively.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The Company's total comprehensive income was as follows:


                                                               Three Months Ended
                                                            February 29,  February 28,
                                                               2000          2001
                                                             -----------  ------------

Net income                                                   $ 5,300      $ 2,566
                                                             -------      -------
Other comprehensive income (loss):
   Foreign currency translation adjustments                      846           33
                                                             -------      -------
   Unrealized losses on securities:
       Unrealized holding losses  arising during period,
           net of tax                                           (879)        (391)
       Less: reclassification adjustment for losses
          realized in net income, net of tax                    (203)        --
                                                             -------      -------
       Net unrealized losses                                  (1,082)        (391)
                                                             -------      -------

Other comprehensive loss, net of tax                            (236)        (358)
                                                             -------      -------
Total comprehensive income                                   $ 5,064      $ 2,208
                                                             =======      =======

         The change in the net unrealized losses arising during the period presented above are net of tax benefit of $1,082 and $240 for the three months ended February 29, 2000 and February 28, 2001, respectively. The reclassification adjustment presented above is net of tax expense of $125 for the three months ended February 29, 2000. There was no reclassification adjustment for the three months ended February 28, 2001.

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

         The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those for the

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the three months ended February 29, 2000 and February 28, 2001, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. Segment identifiable assets are those which are directly used in or identified to segment operations.


                                                                                            Consolidated
                                   Wireless     Electronics    Corporate    Eliminations       Totals
Three Months Ended
February 29, 2000
Net sales                          $ 276,624      $ 63,532          --            --        $340,156
Intersegment sales (purchases)        (1,036)        1,036          --            --            --
Pre-tax income (loss)                  5,639         3,230     $     (96)         --           8,773
Total assets                         269,356       108,238        92,948          --         470,542

Three Months Ended
February 28, 2001
Net sales                          $ 265,142      $ 65,606          --            --        $330,748
Intersegment sales (purchases)          (129)          129          --            --            --
Pre-tax income (loss)                  3,325         2,310     $  (1,611)         --           4,024
Total assets                         282,351       116,947       111,009      $(35,957)      474,350


(6)      Audiovox Communications Corp.  Dividend

     In February 2001, the Board of Directors of Audiovox  Communications  Corp.
(ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a 95% shareholder,

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         and Toshiba Corporation (Toshiba), a 5% shareholder. ACC paid Toshiba its share of the dividend, which approximated $1,034, in February 2001.

(7)      Accounting for Derivative Instruments and Hedging Activities

         On December 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives designated as effective cash flow hedges qualify for hedge accounting and, therefore, changes in fair values are recognized in other comprehensive income. Changes in fair values related to the ineffective portion of cash flow hedges, as well as fair value hedges, must be recognized immediately in earnings.

         The Company uses derivative instruments primarily to manage exposures related to foreign currency denominated receivables and payables. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts, which minimize cash flow risks from changes in foreign currency exchange rates. Implementation of SFAS No. 133 did not have an impact on the Company's financial positions, results of operations or liquidity. As of February 28, 2001, the Company did not have any derivative instruments.

(8)      Product Return

         During the quarter ended February 28, 2001, Wireless refunded approximately $21,000 to a customer, who is a wireless carrier, for the return of approximately 97,000 tri-mode phones. The returned phones are expected to be resold to another carrier customer or returned to the manufacturer for a full refund or some combination thereof during the second quarter. Since the time of the original sale, the selling price of the phones has been reduced below the original cost by approximately $90 per phone, or $8.6 million in the aggregate, as a result of changes in the marketplace for wireless products. Further reductions to the selling price may occur. Management believes the Company will receive credit for any loss incurred on the resale of the phones from its vendor or the phones will be returned to the vendor for a full refund of the original purchase price. Accordingly, the Company has not recorded a charge for any potential loss on the disposition of the phones.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         During January 2001, Wireless also purchased 93,600 of the same model of tri-mode phone from the same manufacturer for a total cost of $12.4 million. A provision of the purchase agreement is that the manufacturer will provide a credit to the extent the selling price of the phone is less than the cost of the phone. Accordingly, the Company has not recognized any provision for any potential impairment in the value of the phones.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company markets its products under the Audiovox brand as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. Wireless consists of Audiovox Communications Corp. (ACC), a 95%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and, to a lesser extent, carriers overseas. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service. For the first three months of 2001, sales through Quintex were $11,633 or 4.4% of Wireless' sales. Quintex receives activation commissions and residual fees from retail sales, in addition to a monthly residual payment which is based upon a percentage of a customer's usage.

     The Electronics Group consists of two wholly-owned subsidiaries, Audiovox Electronics Corp. (AEC) and American Radio Corp., and three majority-owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings
(M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios, in-vehicle video systems, flat-screen televisions, DVD's and navigation systems. Sales are made through an extensive distribution network of mass merchandisers, power retailers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis.

     The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain statements of income data for the Company expressed as a percentage of net sales:


                                                   Three Months Ended
                                            February 29,  February 28,
                                               2000          2001
                                            ---------     ------------
Net sales:
     Wireless
        Wireless products                       78.8%       77.9%
        Activation commissions                   2.0         2.2
        Residual fees                            0.1         0.1
        Other                                    0.4          --
                                              -------     -------
           Total Wireless                       81.3        80.2
                                              -------     -------

     Electronics
        Mobile electronics                       9.3        10.2
        Consumer electronics                     2.3         4.6
        Sound                                    6.7         4.8
        Other                                    0.3         0.2
                                              -------     -------
           Total Electronics                    18.7        19.8
                                              -------     -------
           Total net sales                     100.0%      100.0%
Cost of sales                                   89.7        91.0
                                              -------     -------
Gross profit                                    10.3         9.0

Selling                                          3.0         3.0
General and administrative                       3.2         3.4
Warehousing and assembly                         1.3         1.6
                                              -------     -------
        Total operating expenses                 7.6         8.0
                                              -------     -------
Operating income                                 2.7         1.1

Interest and bank charges                       (0.8)       (0.3)
Income in equity investments, net                0.3         0.4
Gain on sale of investments                      0.1         --
Other                                            0.3         --
                                              -------     -------
Income before provision for income taxes         2.6         1.2
Provision for income taxes                       1.0         0.4
                                              -------     -------
Net income                                       1.6%        0.8%
                                              =======     =======

Consolidated Results
Three months ended February 29, 2000 compared to three months ended February 28,
  2001

     The net sales and percentage of net sales by marketing group and product line for the three months ended February 29, 2000 and February 28, 2001 are reflected in the following table:

                                         Three Months Ended
                                 February 29,        February 28,
                                    2000                2001
                              ------------------   ------------------
Net sales:
 Wireless
   Wireless products          $267,968     78.8%   $257,232     77.9%
   Activation commissions        6,736      2.0       7,286      2.2
   Residual fees                   484      0.1         462      0.1
   Other                         1,436      0.4         162   --
                              --------    ------   --------    ------
      Total Wireless           276,624     81.3     265,142     80.2
                              --------    ------   --------    ------
Electronics
   Mobile electronics           31,764      9.3      33,819     10.2
   Consumer electronics          7,715      2.3      15,239      4.6
   Sound                        23,011      6.7      15,847      4.8
   Other                         1,042      0.3         701      0.2
                              --------    ------   --------    ------
      Total Electronics         63,532     18.7      65,606     19.8
                              --------    ------   --------    ------
      Total                   $340,156    100.0%   $330,748    100.0%
                              ========    ======   ========    ======

     Net sales for the first quarter of 2001 were $330,748, a decrease of $9,408, or 2.8%, from 2000. The decrease in net sales was in the Wireless Group which was partially offset by an increase in the Electronics Group. During the quarter, a carrier customer returned 97,000 tri-mode phones for $21,000 (See
Note 8 for additional information). Sales from our international subsidiaries increased slightly from 2000 by approximately $20 or 0.3%. Gross margins were 9.0% in 2001 compared to 10.3% in 2000. Operating expenses increased to $26,250 from $25,787, a 1.8% increase. As a percentage of sales, operating expenses increased slightly to 8.0% in 2001 from 7.6% in 2000. Operating income for 2001 was $3,590 compared to $9,081 in 2000, a decrease of $5,491 or 60.0%.

Wireless Results
Three months ended February 29, 2000 compared to three months ended February 28, 2001

     The Wireless Group is composed of ACC and Quintex, both subsidiaries of the Company.

     The following table sets forth for the periods indicated certain income statement data for the Wireless Group as expressed as a percentage of net sales:

                                             Three Months Ended
                                   February 29,            February 28,
                                      2000                    2001
                                ------------------    --------------------
Net sales:
     Wireless products          $ 267,968     96.9%    $ 257,232    97.0%
     Activation commissions         6,736      2.4         7,286     2.7
     Residual fees                    484      0.2           462     0.2
     Other                          1,436      0.5           162     0.1
                                ---------    ------    ---------   ------
                                  276,624    100.0%      265,142   100.0%

Gross profit                       20,960      7.6        15,968     6.0
Total operating expenses           12,411      4.5        11,848     4.5
                                ---------    ------    ---------   ------
Operating income                    8,549      3.1         4,120     1.5
Other expense                      (2,910)    (1.1)         (795)   (0.2)
                                ---------    ------    ---------   ------
Pre-tax income                  $   5,639      2.0%    $   3,325     1.3%
                                =========    ======    =========   ======


     Net sales were $265,142 in the first quarter of 2001, a decrease of $11,482, or 4.2%, from last year. Unit sales of wireless handsets decreased by 112,000 units in 2001, or 6.1%, to approximately 1,744,000 units from 1,856,000 units in 2000. This decrease was attributable to decreased sales of digital handsets which was due to delivery delays of product from vendors and
delayed  new  product  introductions.   Additionally,  a  carrier  customer
returned 97,000 tri-mode phones for approximately $21,000. The returned product is expected to be resold to another carrier customer during the second quarter. (See Note 8 for additional information.) The average selling price of handsets increased to $141 per unit in 2001 from $140 per unit in 2000. The number of new wireless subscriptions processed by Quintex increased 12.3% in 2001, with a corresponding increase in activation commissions of approximately $2.3 in 2001. The average commission received by Quintex per activation decreased 8.9% from 2000. Unit gross profit margins decreased to 4.9% in 2001 from 6.3% in 2000. The newer digital phones have a lower margin as the higher average unit cost is only partially offset by an increased selling price. This also reflects the competitive nature of the wireless marketplace and pricing pressures associated with supporting various wireless carrier programs. Operating expenses decreased to $11,848 from $12,411. Selling expenses decreased from last year, primarily in divisional marketing, advertising and commissions. General and administrative expenses decreased from 2000, primarily in office salaries and office expenses. Warehousing and assembly expenses increased during 2001 from last year, primarily due to an increase in direct labor and temporary personnel. Operating income for 2001 was $4,120 compared to last year's $8,549, a decrease of $4,429 or 51.8%.

     Management believes that the wireless industry is extremely competitive in both price and technology. As the growth in the wireless marketplace slows, carrier customer purchasing practices have changed and pricing pressures have intensified. This could affect gross margins and the carrying value of inventories in the future. As the market for digital products becomes more competitive and if the market for analog phones continues to decline, the Company may be required to adjust the carrying value of its inventory and inventory returned in the future. Industry and financial market forecasts call for slower growth in the global handset market. In addition, the industry-wide shortage of certain wireless components and parts may affect our vendors' ability to provide handsets to us on a timely basis, which may result in delayed shipments to our customers and decreased sales.

Electronics Results
Three months ended February 29, 2000 compared to three months ended February 28, 2001

         The following table sets forth for the periods indicated certain income statement data and percentage of net sales by product line for the Electronics
Group:

                                           Three Months Ended
                                February 29,             February 28,
                                   2000                     2001
                              -------------------    ------------------
Net sales:
     Mobile electronics       $ 31,764      50.0%    $ 33,819     51.5%
     Consumer electronics        7,715      12.1       15,239     23.2
     Sound                      23,011      36.2       15,847     24.2
     Other                       1,042       1.6          701      0.1
                              ---------   ------     ---------  -------
        Total net sales         63,532     100.0       65,606    100.0
Gross profit                    13,909      21.9       13,870     21.1
Total operating expenses        10,281      16.2       11,133     17.0
                              ---------   ------     ---------  -------
Operating income                 3,628       5.7        2,737      4.2
Other expense                     (398)     (0.6)        (427)    (0.7)
                              ---------   ------     ---------  -------
Pre-tax income                $  3,230       5.1%    $  2,310      3.5%
                              =========   =======    =========  =======


     Net sales increased $65,606 compared to last year, an increase of 3.3%. Mobile electronics sales increased 6.5% compared to last year to $33,819, primarily due to increases in mobile video and security sales, partially offset by declines in sales of Protector Hardgoods and cruise controls. Consumer electronics sales also increased 97.5% from last year due to increased sales of FRS radios and home stereo products. Automotive sound sales decreased 31.1% from last year to $15,847, primarily in the AV product line. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately 6.3%. The Company's Venezuelan subsidiary experienced an increase of 10.2% in sales from last year. Gross margins of the Electronics Group were 21.1% in 2001 and 21.9% in 2000. Operating expenses increased $852 from last year to 17.0% of sales up from last year's 16.2% of sales. Selling expenses increased from last year, primarily in commissions. General and administrative expenses increased from 2000, primarily in office salaries, payroll taxes and employee benefits. Warehousing and assembly expenses decreased from 2000, primarily in tooling expense offset by an increase in direct labor. Operating income was $2,737 compared to last year's $3,628, a decrease of $891 or 24.6%.

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

Other Income and Expense

     Interest expense and bank charges decreased by $1,632 for the three months ended February 28, 2001 compared to the same period last year. The decrease in interest expense and bank charges is due to lower average borrowings for the three month period ended February 28, 2001. Equity in income of equity investments increased $380 for the three months ended February 28, 2001, as compared to the same period last year. For the three months ended February 28, 2000 and 2001, Audiovox Specialty Applications, LLC represented the majority of equity in income of equity investments.

Provision for Income Taxes

     The effective tax rate for the three months ended February 28, 2001 was 36.2% compared to last year's 39.6%. The decrease in the effective tax rate was principally due to changes in the proportion of domestic and foreign earnings, utilization of a Canadian tax loss carryforward and benefits from reduced state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at February 28, 2001 increased $5,928 from the November 30, 2000 level. Operating activities provided $23,584, primarily from a decrease of $83,481 in accounts receivable, partially offset by increases in inventory of $46,987 and decreases in accounts payable and accrued expenses of $15,112. Accounts receivable days on hand increased to 61 days at February 28, 2001 from 53 days at February 29, 2000. Inventory days on hand decreased from 69 days last year to 65 days this year. The increase in inventory value and days on hand was primarily in the Wireless Group. Investing activities used $698, solely from the purchase of property, plant and equipment. Financing activities used $16,957, primarily from repayments on the line of credit agreement.

     The Company maintains a revolving credit agreement with various financial institutions. The credit agreement provides for $250,000 of available credit, including $15,000 for foreign currency borrowings and expires July 27, 2004.

     Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by
certain  of  the  Company's   subsidiaries   and  is  secured  by  accounts
receivable, inventory and the Company's shares of ACC. The Company's ability to borrow under its credit facility is a maximum aggregate amount of $250,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts.

     The credit agreement  contains  several  covenants  requiring,  among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     The Company also has revolving credit facilities in Malaysia and Venezuela to finance additional working capital needs. The Malaysian credit facilities are partially secured by the Company under standby letters of credit and are payable upon demand or upon expiration of the standby letters of credit. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd. The Venezuelan credit facility is secured by the Company under a standby letter of credit and is payable upon demand or upon expiration of the standby letter of credit.

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

Recent Accounting Pronouncements

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial
Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101 delayed the implementation date for registrants to adopt the accounting guidance contained in SAB No. 101 by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management of the Company does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

         In September 2000, the Emerging Issues Task Force issued EITF 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" (EITF 00-22) . EITF 00-22 addresses, among other issues, how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash that is redeemable only if a customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. At the January 2001 meeting, the Task Force affirmed its conclusions reached at the November 2000 meeting, at which time they concluded that a vendor should recognize a cash rebate or refund obligation as a reduction of revenue based upon a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions. The consensus is effective for interim or annual periods ending after February 15, 2001. The Company adopted EITF 00-22 during the quarter ended February 28, 2001. Implementation of EITF 00-22 did not have an impact on the Company's consolidated financial statements.

     In March 2000, the Emerging Issues Task Force issued EITF 99-19, "Reporting Revenue Gross as a Principal verses Net as an Agent" (EITF 99-19). EITF 99-19 addresses whether a company should report revenue based on (a) the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. The Task reached a consensus that whether a company should recognize revenue at the gross amount billed or the net amount retained, as defined above, because it has earned a commission or fee is a matter of judgment that depends on the relevant facts and circumstances. The Task Force also gave examples which should be considered in that evaluation. The consensus is effective for the fourth quarter of the Company's fiscal year beginning after December 15, 1999. Upon application of the consensus, comparative financial statements should be reclassified. The Company will adopt EITF 99-19 during the quarter ended November 30, 2001. Management does not believe that implementation of EITF 99-19 will have a material impact on the Company's consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

     No reports were filed on Form 8-K for the quarter ended February 28, 2001.

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

Dated: April 16, 2001

                                      By:s/Charles M. Stoehr
                                         ------------------------------
                                            Charles M. Stoehr
                                            Senior Vice President and
                                            Chief Financial Officer