Form 10-Q
period 2001-05-31
AUDIOVOX CORP
filed 2001-07-16
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                    May 31, 2001
                                    ----------------------------------------


Commission file number                               0-28839
                                    ---------------------------------------


                              AUDIOVOX CORPORATION
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          13-1964841
-------------------------------------------            -----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

150 Marcus Blvd., Hauppauge, New York                           11788
-------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code                (631) 231-7750
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

           Class                                    Outstanding at July 9, 2001
           --------------------------------------------------------------------

           Class A Common Stock                               20,621,338 Shares
           Class B Common Stock                                2,260,954 Shares

                              AUDIOVOX CORPORATION

                                    I N D E X

                                                                           Page
                                                                           Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at November 30,
                  2000 and May 31, 2001 (unaudited)                                 3

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended May 31, 2000
                  and May 31, 2001 (unaudited)                                      4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended May 31, 2000
                  and May 31, 2001 (unaudited)                                      5

                  Notes to Consolidated Financial Statements                      6-13

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                                      14-31

PART II           OTHER INFORMATION

ITEM 4            Submission of Matters to a Vote of Security Holders              32

ITEM 6            Exhibits and Reports on Form 8-K                                 32

                  SIGNATURES                                                       33

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                 November 30,   May 31,
                                                                                     2000         2001
                                                                                  ---------    ---------
                                                                                               (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                      $   6,431    $   3,654
   Accounts receivable, net                                                         279,402      198,650
   Inventory, net                                                                   140,065      236,916
   Receivable from vendor                                                             5,566        9,204
   Prepaid expenses and other current assets                                          6,830        7,033
   Deferred income taxes, net                                                        12,244       12,824
                                                                                  ---------    ---------
         Total current assets                                                       450,538      468,281
Investment securities                                                                 5,484        8,048
Equity investments                                                                   11,418       13,240
Property, plant and equipment, net                                                   27,996       26,882
Excess cost over fair value of assets acquired and other intangible assets, net       5,098        4,920
Other assets                                                                          2,325        1,462
                                                                                  ---------    ---------
                                                                                  $ 502,859    $ 522,833
                                                                                  =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                               $  61,060    $  38,106
   Accrued expenses and other current liabilities                                    62,569       50,453
   Income taxes payable                                                               6,274         --
   Bank obligations                                                                   8,104        6,621
   Notes payable                                                                      5,868        5,384
   Current installment of long-term debt                                                486         --
                                                                                  ---------    ---------
         Total current liabilities                                                  144,361      100,564
Bank obligations                                                                     15,000       81,625
Deferred income taxes, net                                                              972        1,950
Capital lease obligation                                                              6,260        6,246
Deferred compensation                                                                 2,208        4,098
                                                                                  ---------    ---------
         Total liabilities                                                          168,801      194,483
                                                                                  ---------    ---------
Minority interest                                                                     3,555        2,140
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                  2,500        2,500
   Common stock:
       Class A; 60,000,000 authorized; 20,291,046 and 20,605,846 issued at
         November 30, 2000 and May 31, 2001, respectively, 19,528,554 and
         19,695,459 outstanding at November 30, 2000 and May 31, 2001,
         respectively                                                                   204          207
       Class B convertible; 10,000,000 authorized; 2,260,954 issued and
         outstanding                                                                     22           22
   Paid-in capital                                                                  248,468      250,784
   Retained earnings                                                                 90,371       84,671
   Accumulated other comprehensive loss                                              (5,058)      (4,587)
   Treasury stock, at cost, 762,492 and 910,387 Class A common stock at
       November 30, 2000 and May 31, 2001, respectively                              (6,004)      (7,387)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 330,503      326,210
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 502,859    $ 522,833
                                                                                  =========    =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
        For the Three and Six Months Ended May 31, 2000 and May 31, 2001
                 (In thousands, except share and per share data)
                                   (unaudited)



                                                            Three Months Ended         Six Months Ended
                                                     May 31,         May  31,         May 31,          May 31,
                                                       2000            2001             2000             2001
                                                    ------------    ------------    ------------    ------------


Net sales                                           $    381,634    $    276,131    $    721,790    $    606,879

Cost of sales (including an inventory write-
   down to market of $13,500 in 2001)                    344,503         265,587         649,791         566,495
                                                    ------------    ------------    ------------    ------------

Gross profit                                              37,131          10,544          71,999          40,384
                                                    ------------    ------------    ------------    ------------

Operating expenses:

   Selling                                                10,952           7,192          21,310          16,963
   General and administrative                             11,952          10,577          22,544          21,711
   Warehousing and assembly                                5,216           5,956          10,053          11,302
                                                    ------------    ------------    ------------    ------------

       Total operating expenses                           28,120          23,725          53,907          49,976
                                                    ------------    ------------    ------------    ------------

Operating income (loss)                                    9,011         (13,181)         18,092          (9,592)
                                                    ------------    ------------    ------------    ------------

Other income (expense):
   Interest and bank charges                              (1,668)         (1,453)         (4,307)         (2,459)
   Equity in income of equity investments, net               789           1,191           1,779           2,561
   Gain on sale of investments                             1,943            --             2,274            --
   Gain on hedge of available-for-sale securities            750            --               750            --
   Other, net                                                246             531           1,255             601
                                                    ------------    ------------    ------------    ------------

       Total other income (expense), net                   2,060             269           1,751             703
                                                    ------------    ------------    ------------    ------------

Income (loss) before provision for (recovery of)
   income taxes                                           11,071         (12,912)         19,843          (8,889)

Provision for (recovery of)  income taxes                  4,160          (4,649)          7,631          (3,191)
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                   $      6,911    $     (8,263)   $     12,212    $     (5,698)
                                                    ============    ============    ============    ============

Net income (loss) per common share (basic)          $       0.32    $      (0.38)   $       0.58    $      (0.26)
                                                    ============    ============    ============    ============

Net income (loss) per common share (diluted)        $       0.30    $      (0.38)   $       0.54    $      (0.26)
                                                    ============    ============    ============    ============

Weighted average number of common shares
   outstanding (basic)                                21,851,543      21,920,990      20,896,115      21,787,738
                                                    ============    ============    ============    ============
Weighted average number of common shares
   outstanding (diluted)                              23,398,551      21,920,990      22,481,811      21,787,738
                                                    ============    ============    ============    ============




See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Six Months Ended May 31, 2000 and May 31, 2001
                                 (In thousands)
                                   (unaudited)

                                                                          May 31,      May 31,
                                                                           2000          2001
                                                                          --------    --------
Cash flows from operating activities:
   Net income (loss)                                                      $ 12,212    $ (5,698)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Gain on hedge of available-for-sale securities                         (750)       --
       Depreciation and amortization                                         1,777       2,119
       Provision for bad debt expense                                          572         331
       Equity in income of equity investments, net                          (1,779)     (2,561)
       Minority interest                                                       402        (382)
       Gain on sale of investments                                          (2,274)       --
       Deferred income tax (expense) benefit                                (1,498)        124
       Gain on disposal of property, plant and equipment, net                   (4)         (1)
   Changes in:
       Accounts receivable                                                  35,076      80,347
       Receivable from vendor                                               (3,627)     (3,638)
       Inventory                                                           (56,507)    (96,956)
       Accounts payable, accrued expenses and other current liabilities     (4,009)    (34,903)
       Income taxes payable                                                    924      (6,274)
       Deferred compensation                                                 2,240       1,890
       Investment securities - trading                                      (2,240)     (1,890)
       Prepaid expenses and other, net                                        (802)        733
                                                                          --------    --------
          Net cash used in operating activities                            (20,287)    (66,759)
                                                                          --------    --------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                          (9,322)     (1,342)
   Net proceeds from sale of investment securities                          12,957        --
   Proceeds from distribution from equity investment                           927         709
   Proceeds from transfer of shares from equity investment                     922        --
                                                                          --------    --------
          Net cash provided by (used in) investing activities                5,484        (633)
                                                                          --------    --------

Cash flows from financing activities:
   Net (repayments) borrowings  of bank obligations                        (67,727)     65,221
   Payment of dividend to minority shareholder of subsidiary                  (859)     (1,034)
   Net repayments under documentary acceptances                             (1,994)       --
   Principal payments on capital lease obligation                               (9)        (14)
   Proceeds from exercise of stock options and warrants                        509       2,320
   Repurchase of Class A common stock                                         --        (1,382)
   Net proceeds from follow-on offering                                     96,623        --
   Issuance of notes payable                                                 6,068        --
   Principal payments on subordinated debentures                              --          (486)
                                                                          --------    --------
          Net cash provided by financing activities                         32,611      64,625
                                                                          --------    --------

Effect of exchange rate changes on cash                                        (31)        (10)
                                                                          --------    --------
Net increase (decrease) in cash                                             17,777      (2,777)
Cash at beginning of period                                                  5,527       6,431
                                                                          --------    --------
Cash and cash equivalents at end of period                                $ 23,304    $  3,654
                                                                          ========    ========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            Three and Six Months Ended May 31, 2000 and May 31, 2001
             (Dollars in thousands, except share and per share data)



(1)       Basis of Presentation

          The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of November 30, 2000 and May 31, 2001, the consolidated statements of operations for the three and six month periods ended May 31, 2000 and May 31, 2001, and the consolidated statements of cash flows for the six month periods ended May 31, 2000 and May 31, 2001. The interim figures are not necessarily indicative of the results for the year.

          Accounting policies adopted by the Company are identified in Note 1 of the Notes to Consolidated Financial Statements included in the
          Company's 2000 Annual Report filed on Form 10-K. Certain reclassifications have been made to the 2000 consolidated financial statements in order to conform to the 2001 presentation.

(2)       Supplemental Cash Flow Information

          The following is supplemental information relating to the consolidated statements of cash flows:


                                                      Six Months Ended
                                                May 31,              May 31,
                                                  2000                2001
                                                -------              -------

Cash paid during the period:
     Interest (excluding bank charges)           $3,503              $1,392
     Income taxes                                $7,662              $2,037

          During the six months ended May 31, 2000 and May 31, 2001, the Company recorded a net unrealized holding (loss) gain relating to available-for-sale marketable securities, net of deferred taxes, of $(7,102) and $420, respectively, as a component of accumulated other comprehensive loss.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          During the quarter ended May 31, 2001, 314,800 warrants were exercised and converted into 314,800 shares of common stock.

(3) During 1997, the Company's Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's Class A Common Stock. In 1999, the Company's Board of Directors approved to increase the repurchase program to 1,563,000 shares of the Company's Class A common stock. During the six months ended May 31, 2001, 147,895 shares were repurchased for an aggregate amount of $1,382.

(4)      Net Income (Loss) Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

                                                      Three Months Ended         Six Months Ended
                                                May 31,        May 31,        May 31,       May 31,
                                                  2000           2001           2000          2001
                                              -----------   -------------    ----------    --------
Net income (loss) (numerator for basic
   income per share)                          $     6,911   $     (8,263)   $   12 ,212   $     (5,698)
Interest on 6 1/4% convertible subordinated
   debentures, net of tax                               7           --               16              5
                                              -----------   -------------    ----------   -------------
Adjusted net income (loss) (numerator for
   diluted income per share)                  $     6,918   $     (8,263)   $    12,228   $     (5,693)
                                              ============  =============   ============  =============
Weighted average common shares
   (denominator for basic income per
   share)                                      21,851,543     21,920,990     20,896,115     21,787,738
Effect of dilutive securities:
   6 1/4% convertible subordinated
        debentures                                 42,146           --           49,887           --
   Employee stock options and stock
        warrants                                1,500,904           --        1,527,005           --
   Employee stock grants                            3,958           --            8,804           --
                                              -----------   -------------    ----------   -------------
Weighted average common and potential
   common shares outstanding
   (denominator for diluted income per
   share)                                      23,398,551     21,920,990  22,481,811     21,787,738
                                              ===========   ============  ==========   =============
Basic income (loss) per share                 $       0.32  $     (0.38)  $       0.58    $ (0.26)
                                              ============  ===========   ============    ==========
Diluted income (loss) per share               $       0.30  $     (0.38)  $       0.54    $ (0.26)
                                              ============  ===========   ============    ==========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         There were no anti-dilutive stock options or stock warrants for the three and six months ended May 31, 2000. Stock options and warrants totaling 2,789,504 and 2,177,252 for the three and six months ended May 31, 2001, respectively, were not included in the net loss per common share calculation because their effect would have been anti-dilutive.

(5)      Comprehensive Income (Loss)
         ---------------------------

         The accumulated other comprehensive loss of $5,058 and $4,587 at November 30, 2000 and May 31, 2001, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized gain
         (loss) on the Company's available-for-sale investment securities of $(190) and $230 at November 30, 2000 and May 31, 2001, respectively, and the accumulated foreign currency translation adjustment of $(4,868) and $(4,817) at November 30, 2000 and May 31, 2001, respectively.

         The Company's total comprehensive income (loss) was as follows:


                                                  Three Months           Six Months
                                                     Ended                 Ended
                                                     May 31,               May 31,
                                                2000       2001         2000      2001
                                               -------    -------    --------    -------


Net income (loss)                              $ 6,911    $(8,263)   $ 12,212    $(5,698)
                                               -------    -------    --------    -------
Other comprehensive income (loss):
   Foreign currency translation
       adjustments                                (389)        18         457         51
   Unrealized gain (loss) on securities:
       Unrealized holding gain (loss)
           arising during period, net of tax    (6,223)       811      (7,102)       420
       Less: reclassification adjustment
          for gains realized in net income,
          net of tax                            (1,207)      --        (1,410)      --
                                               -------    -------    --------    -------
       Net unrealized gain (loss)               (7,430)       811      (8,512)       420
                                               -------    -------    --------    -------
Other comprehensive gain (loss), net
   of tax                                       (7,819)       829      (8,055)       471
                                               -------    -------    --------    -------
Total comprehensive income (loss)              $  (908)   $(7,434)   $  4,157    $(5,227)
                                               =======    =======    ========    =======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The change in the net unrealized gain (loss) arising during the period presented above are net of tax (expense) benefit of $(4,554) and $497 for the three months ended May 31, 2000 and May 31, 2001, respectively, and $(5,217) and $257 for the six months ended May 31, 2000 and May 31, 2001, respectively. The reclassification adjustment presented above is net of tax expense of $736 for the three months ended May 31, 2000 and $864 for the six months ended May 31, 2000. There was no reclassification adjustment for the three and six months ended May 31, 2001.

(6)      Segment Information

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

         The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the six months ended May 31, 2000 and May 31, 2001, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES


         Segment identifiable assets are those which are directly used in or identified to segment operations.


                                                                        Elimin-  Consolidated
                                 Wireless    Electronics  Corporate     ations      Totals

Three Months Ended
May 31, 2000

Net sales                        $ 312,064    $ 69,570        --           --      $ 381,634
Intersegment sales (purchases)      (1,069)      1,069        --           --           --
Pre-tax income                       7,171       3,801   $      99         --         11,071

Three Months Ended
May 31, 2001

Net sales                        $ 200,657    $ 75,474        --           --      $ 276,131
Intersegment sales (purchases)         (92)         92        --           --           --
Pre-tax income (loss)              (15,769)      3,196   $    (339)        --        (12,912)

Six Months Ended
May 31, 2000

Net sales                        $ 588,688    $133,102        --           --      $ 721,790
Intersegment sales (purchases)      (2,146)      2,146        --           --           --
Pre-tax income                      12,810       7,031   $       2         --         19,843
Total assets                       310,510     100,623     333,691    $(241,519)     503,305

Six Months Ended
May 31, 2001

Net sales                        $ 465,799    $141,080        --           --      $ 606,879
Intersegment sales (purchases)        (213)        213        --           --           --
Pre-tax income (loss)              (12,445)      5,507   $  (1,951)        --         (8,889)
Total assets                       326,741     125,579     367,447    $(296,934)     522,833


(7)      Audiovox Communications Corp.  Dividend

         In February 2000 and 2001, the Board of Directors of Audiovox Communications Corp. (ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a 95% shareholder, and Toshiba Corporation (Toshiba), a 5% shareholder. ACC paid Toshiba its

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         share of the dividend, which approximated $859 and $1,034 in the second quarter of 2000 and the first quarter of 2001, respectively.

(8)      Accounting for Derivative Instruments and Hedging Activities

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

         The Company uses derivative instruments primarily to manage exposures related to foreign currency denominated receivables and payables. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts, which minimize cash flow risks from changes in foreign currency exchange rates. Implementation of SFAS No. 133 did not have an impact on the Company's financial positions, results of operations or liquidity. As of May 31, 2001, the Company did not have any derivative instruments.

(9)      Product Return

         During the quarter ended February 28, 2001, Wireless refunded approximately $21,000 to a customer, who is a wireless carrier, for the return of approximately 97,000 tri-mode phones. During January 2001, Wireless also purchased 93,600 of the same model of tri-mode phone for a cost of $12.4 million. As a result of changes in the marketplace for wireless products, the selling price of the phones has been reduced below the original cost. The Company did not record a write-down on these phones as they expected to receive a full refund or partial credit from the manufacturer of the phones during the second quarter. In April 2001, the Company received a credit from the manufacturer of $12.4 million. The credit was applied against the carrying value of the phones on hand which approximated 190,600 phones.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(10)     Inventory Write-Down

 .        During the quarter ended May 31, 2001, the Company recorded a charge of
         $13.5 million to write-down its remaining inventory of analog mobile telephones which approximated 300,000 units. The write-down was recorded in response to current market conditions and a surplus of supply that other manufacturers are trying to reduce through decreased prices.

(11)     Stock Warrants

         During the quarter ended May 31, 2001, 314,800 of the Company's remaining 344,800 stock warrants were exercised and converted into 314,800 shares of common stock. The remaining 30,000 warrants expired during the quarter.

(12)     Bond Repayment

         During the quarter ended May 31, 2001, the Company paid $486 to the remaining holders of the Company's subordinated convertible debentures. There are no remaining debentures as of May 31, 2001.

(13)     Sales/Leaseback Transaction

         During the quarter ended May 31, 2000, the Company incorporated AX Japan, Inc. (AX Japan), a wholly-owned subsidiary, with 60,000,000 Yen (approximately $564). In April 2000, AX Japan purchased land and a building (herein referred to as the Property) from Shintom Co., Ltd. (Shintom) for 770,000,000 Yen (approximately $7,300) and entered into a leaseback agreement whereby Shintom has leased the Property from AX Japan for a one- year period. This lease is being accounted for as an operating lease by AX Japan. Shintom is a stockholder who owns all of the outstanding preferred stock of the Company and is a manufacturer of products purchased by the Company through its equity investment, TALK Corporation. The Company currently holds stock in Shintom and has previously invested in Shintom convertible debentures.

         Upon the expiration of six months after the transfer of the title to the Property to AX Japan, Shintom had the option to repurchase the Property or purchase all of the shares of stock of AX Japan. These options could be extended for one additional six-month period.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         In May, 2001, upon the expiration of the additional six-month period, the Company and Shintom agreed to extend the lease for an additional one-year period. In addition, Shintom was again given the option to purchase the Property or shares of stock of AX Japan after the expiration of a six-month period or extend the option for one additional six-month period. AX Japan was also given the option to delay the repayment of the loans for an additional six months if Shintom extended its option for an additional six months.

(14)     Debt Convenants

         The Company maintains a revolving credit agreement with various financial institutions. The credit agreement contains several convenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. During the quarter ended May 31, 2001, the Company was not in compliance with its pre-tax income covenant and obtained a waiver for the quarter ended May 31, 2001.

(15)     Market Development Program

         In connection with the decline in the analog market, a market development program was terminated which resulted in a reversal of approximately $2.7 million of accrued market development funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company markets its products under the Audiovox brand as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. Wireless consists of Audiovox Communications Corp. (ACC), a 95%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and, to a lesser extent, carriers overseas. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service, accounting for 4.9% of Wireless' sales for the six months ended May 31, 2001.

     The Electronics Group consists of two wholly-owned subsidiaries, Audiovox Electronics Corp. (AEC) and American Radio Corp., and three majority-owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings
(M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios, in-vehicle video systems, flat-screen televisions, DVD players and navigation systems. Sales are made through an extensive distribution network of mass merchandisers, power retailers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis.

     The Company allocates interest and certain shared expenses to the marketing groups based upon estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:


                                                          Percentage of Net Sales
                                                   Three Months Ended     Six Months Ended
                                                    May 31,   May 31,    May 31, May 31,
                                                     2000       2001      2000      2001
                                                     ------    ------    ------    ------

Net sales:
     Wireless
        Wireless products                             79.5%     70.0%     79.2%     74.2%
        Activation commissions                         1.8       2.5       1.9       2.3
        Residual fees                                  0.1       0.1       0.1       0.2
        Other                                          0.4       0.1       0.4       0.1
                                                     ------    ------    ------    ------
           Total Wireless                             81.8      72.7      81.6      76.8
                                                     ------    ------    ------    ------
     Electronics
        Mobile electronics                            10.0      13.5       9.7      11.7
        Consumer electronics                           2.8       8.5       2.5       6.4
        Sound                                          5.1       5.1       5.9       4.9
        Other                                          0.3       0.2       0.3       0.2
                                                     ------    ------    ------    ------
           Total Electronics                          18.2      27.3      18.4      23.2
                                                     ------    ------    ------    ------
           Total net sales                           100.0%    100.0%    100.0%    100.0%
Cost of sales                                         90.3      96.2      90.0      93.3
                                                     ------    ------    ------    ------
Gross profit                                           9.7       3.8      10.0       6.7

Selling                                                2.9       2.6       3.0       2.8
General and administrative                             3.1       3.8       3.1       3.6
Warehousing and assembly                               1.4       2.2       1.4       1.9
                                                     ------    ------    ------    ------
        Total operating expenses                       7.4       8.6       7.5       8.3
                                                     ------    ------    ------    ------
Operating income (loss)                                2.3      (4.8)      2.5      (1.6)
Interest and bank charges                             (0.4)     (0.5)     (0.6)     (0.4)
Equity in income in equity investments, net            0.2       0.4       0.2       0.4
Gain on sale of investments                            0.4    --           0.3    --
Gain on hedge of available-for-sale securities         0.2    --           0.1    --
Other, net                                             0.2       0.2       0.2       0.1
                                                     ------    ------    ------    ------
Income (loss) before provision for (recovery of)
     income taxes                                      2.9      (4.7)      2.7      (1.5)
Provision for (recovery of) income taxes               1.1      (1.7)      1.0      (0.6)
                                                     ------    ------    ------    ------
Net income (loss)                                      1.8%     (3.0)%     1.7%     (0.9)%
                                                     ======    ======    ======    ======

Consolidated Results
Three months ended May 31, 2000 compared to three months ended May 31, 2001

     The net sales and percentage of net sales by marketing group and product line for the three months ended May 31, 2000 and May 31, 2001 are reflected in the following table:

                                          Three Months Ended
                               May 31, 2000                     May 31, 2001
                               ------------                     ------------

Net sales:
     Wireless
   Wireless products          $303,363      79.5%   $193,26        70.0%
   Activation commissions        7,003       1.8      6,830         2.5
   Residual fees                   273       0.1        440         0.1
   Other                         1,425       0.4        123         0.1
                              --------      ----   --------       -----
      Total Wireless           312,064      81.8    200,657        72.7
                              --------      ----   --------       -----
Electronics
   Mobile electronics           38,168      10.0     37,156        13.5
   Consumer electronics         10,874       2.8     23,597         8.5
   Sound                        19,498       5.1     14,154         5.1
   Other                         1,030       0.3        567         0.2
                              --------      ----   --------       -----
      Total Electronics         69,570      18.2     75,474        27.3
                              --------      ----   --------       -----
      Total                   $381,634     100.0%  $276,131      100.0%
                              ========     ======  =========     =====

         Net sales for the second quarter of 2001 were $276,131, a decrease of $105,503, or 27.6%, from 2000. The decrease in net sales was in the Wireless Group which was slightly offset by an increase in the Electronics Group. Sales from our international subsidiaries decreased from 2000 by approximately $360 or 5.3%. Gross margins were 3.8% in 2001 compared to 9.7% in 2000. The decrease in gross margins was primarily due to $13,900 of charges, which includes both realized losses and the write-down, relating to the Company's exit from the analog market, with the exception of fixed-based cellular. The Company decided to exit the analog market because of current market conditions, including a decline in demand for analog phones and a surplus of supply created by other manufacturers also attempting to sell-off analog inventories. Operating expenses decreased to $23,725 from $28,120, a 15.6% decrease. As a percentage of sales, operating expenses increased to 8.6% in 2001 from 7.4% in 2000. Operating loss for 2001 was $(13,181) compared to operating income of $9,011 in 2000.

Six months ended May 31, 2000 compared to six months ended May 31, 2001

         The net sales and percentage of net sales by marketing group and product line for the six months ended May 31, 2000 and May 31, 2001 are reflected in the following table:


                                          Six Months Ended
                               May 31, 2000           May 31, 2001
                               -----------------    --------------------


Net sales:
     Wireless
   Wireless products          $571,331     79.2%   $450,496      74.2%
   Activation commissions       13,739      1.9      14,117        2.3
   Residual fees                   757      0.1         901        0.2
   Other                         2,861      0.4         285        0.1
                              --------     ----     -------      -----
      Total Wireless           588,688     81.6     465,799       76.8
                              --------     ----     -------      -----
Electronics
   Mobile electronics           69,932      9.7      70,975       11.7
   Consumer electronics         18,509      2.5      38,836        6.4
   Sound                        42,509      5.9      30,001        4.9
   Other                         2,152      0.3       1,268        0.2
                              --------     ----     -------      -----
      Total Electronics        133,102     18.4     141,080       23.2
                              --------     ----     -------      -----
      Total                   $721,790    100.0%   $606,879      100.0%
                              ========     ====     =======      =====

(16) Net sales for the first six months of 2001 were $606,879, a decrease of $114,911, or 15.9%, from 2000. The decrease in net sales was in the Wireless Group which was slightly offset by an increase in the Electronics Group. During the first quarter of 2001, a carrier customer returned 97,000 tri-mode phones for $21,000 (See Note 9 to the accompanying consolidated financial statements for additional information). Sales from our international subsidiaries decreased from 2000 by approximately $340 or 2.7%. Gross margins were 6.7% in 2001 compared to 10.0% in 2000. The decrease in gross margins was primarily due to $13,900 of charges relating to the Company's exit from the analog market, with the exception of fixed-based cellular. Operating expenses decreased to $49,976 from $53,907, a 7.3% decrease. As a percentage of sales, operating expenses increased to 8.3% in 2001 from 7.5% in 2000. Operating loss for 2001 was $(9,592) compared to operating income of $18,092 in 2000.

Wireless Results
Three months ended May 31, 2000 compared to three months ended May 31, 2001

         The following table sets forth for the periods indicated certain statements of operations data for the Wireless Group as expressed as a percentage of net sales:

                                       Three Months Ended
                                May 31, 2000         May 31, 2001
                             ------------------    ------------------
Net sales:
     Wireless products       $ 303,363     97.2%   $ 193,264     96.3%
     Activation commissions      7,003      2.2        6,830      3.4
     Residual fees                 273      0.1          440      0.2
     Other                       1,425      0.5          123      0.1
                             ---------    -----    ---------    -----
                               312,064    100.0%     200,657    100.0%

Gross profit                    22,350      7.2       (4,283)    (2.1)
Total operating expenses        13,016      4.2        9,514      4.8
                             ---------    -----    ---------    -----
Operating income (loss)          9,334      3.0      (13,797)    (6.9)
Other expense                   (2,163)    (0.7)      (1,972)    (1.0)
                             ---------    -----    ---------    -----
Pre-tax income (loss)        $   7,171      2.3%   $ (15,769)    (7.9)%
                             =========    =====    =========    =====


           Net sales were $200,657 in the second quarter of 2001, a decrease of $111,407, or 35.7%, from last year. Unit sales of wireless handsets decreased by 506,000 units in 2001, or 26.7%, to approximately 1,390,000 units from 1,896,000 units in 2000. This decrease was primarily due to decreased sales of both analog and digital handsets which was due to delayed digital product acceptances by our customers. The average selling price of handsets decreased to $132 per unit in 2001 from $153 per unit in 2000. The number of new wireless subscriptions processed by Quintex increased 8.6% in 2001, but with a corresponding decrease in activation commissions of approximately $173 in 2001. The average commission received by Quintex per activation decreased 10.2% from 2000. Gross profit margins decreased to (2.1%) in 2001 from 7.2% in 2000, primarily due to the $13,900 of charges relating to the Company's exit from the analog market, with the exception of fixed-based cellular. The Company decided to exit the analog market because of current market conditions, including a decline in demand for analog phones and a surplus of supply created by other manufacturers also attempting to sell-off analog inventories. Gross profit margins also decreased due to delayed introductions of newer, higher-priced models, strong competition in the marketplace and closeout of older models. This also reflects the competitive nature of the wireless marketplace and pricing pressures associated with supporting various wireless carrier programs. Operating expenses decreased to $9,514 from $13,016. Selling expenses decreased from last year, primarily in divisional marketing. In connection with the decline in the analog market, a market development program was terminated which resulted in a reversal of approximately $2.7 million of accrued market development funds. In addition, due to slowdown in the marketplace, the termination of analog programs and the write-down, market development funds were reduced. Such decreases were partially offset by increases in salesmen's salaries, payroll benefits and travel. General and administrative expenses decreased from 2000, primarily in salaries, office expenses and occupancy costs. Warehousing and assembly expenses increased during 2001 from last year, primarily in temporary personnel expenses. Operating loss for 2001 was $(13,797) compared to last year's operating income of $9,334.

Six months ended May 31, 2000 compared to six months ended May 31, 2001

         The following table sets forth for the periods indicated certain statements of operations data for the Wireless Group as expressed as a percentage of net sales:

                                         Six Months Ended
                                 May 31, 2000        May 31, 2001
                             ------------------    ------------------

Net sales:
     Wireless products       $ 571,331     97.1%   $ 450,496     96.7%
     Activation commissions     13,739      2.3       14,117      3.0
     Residual fees                 757      0.1          901      0.2
     Other                       2,861      0.5          285      0.1
                             ---------    -----    ---------    -----
                               588,688    100.0%     465,799    100.0%

Gross profit                    43,310      7.4       11,684      2.5
Total operating expenses        25,427      4.3       21,362      4.6
                             ---------    -----    ---------    -----
Operating income (loss)         17,883      3.1       (9,678)    (2.1)
Other expense                   (5,073)    (0.9)      (2,767)    (0.6)
                             ---------    -----    ---------    -----
Pre-tax income (loss)        $  12,810      2.2%   $ (12,445)    (2.7)%
                             =========    =====    =========    =====


       Net sales were $465,799 for the six months ended May 31, 2001, a decrease of $122,889, or 20.9%, from last year. Unit sales of wireless handsets decreased by 618,000 units in 2001, or 16.5%, to approximately 3,134,000 units from 3,752,000 units in 2000. This decrease was attributable to decreased sales of both analog and digital handsets which was due to delayed digital product acceptances by our customers. Additionally, a carrier customer returned 97,000 tri-mode phones for approximately $21,000. (See Note 9 to the accompanying consolidated financial statements for additional information.) The average selling price of handsets decreased to $137 per unit in 2001 from $147 per unit in 2000. The number of new wireless subscriptions processed by Quintex increased 13.4% in 2001, with a corresponding increase in activation commissions of approximately $348 in 2001. The average commission received by Quintex per activation decreased 9.6% from 2000. Gross profit margins decreased to 2.5% in 2001 from 7.4% in 2000, primarily due to the $13,900 of charges relating to the Company's exit from the analog market, with the exception of fixed-based cellular. Gross profit margins also decreased due to delayed introductions of newer, higher-priced models, strong competition in the marketplace and closeout of older models. This also reflects the competitive nature of the wireless marketplace and pricing pressures associated with supporting various wireless carrier programs. Operating expenses decreased to $21,362 from $25,427. Selling expenses decreased from last year, primarily in divisional marketing. In connection with the decline in the analog market, a market development program was terminated which resulted in a reversal of approximately $2.7 million of accrued market development funds. Such decreases were partially offset by increases in commissions, payroll benefits and travel. General and administrative expenses decreased from 2000, primarily in bad debt expense and office expenses. Warehousing and assembly expenses increased during 2001 from last year, primarily due to an increase in temporary personnel. Operating loss for 2001 was $(9,678) compared to last year's operating income of $17,883.

     Management believes that the wireless industry will continue to be extremely competitive in both price and technology. As the growth in the wireless marketplace has slowed, carrier customer purchasing practices have changed and pricing pressures have intensified. This could affect gross margins and the carrying value of inventories in the future. As the market for digital products becomes more competitive and if the market for analog phones continues to decline, the Company may be required to adjust the carrying value of its inventory and inventory returned in the future.

Industry and financial market forecasts call for slower growth in the global handset market. Currently, there is a global surplus of handsets, both at manufacturer and carrier levels. Though this over-supply situation is abating, it may continue to impact the Company in the future. There is also the potential for shortages in the availability of certain wireless components and parts which may affect our vendors' ability to provide handsets to us on a timely basis, which may result in delayed shipments to our customers and decreased sales.

Electronics Results
Three months ended May 31, 2000 compared to three months ended May 31, 2001

     The following table sets forth for the periods indicated certain statements of operations data and percentage of net sales by product line for the Electronics Group:

                                      Three Months Ended
                               May 31, 2000     May 31, 2001
                           ----------------    ----------------
Net sales:
     Mobile electronics    $ 38,168    54.9%   $ 37,156    49.2%
     Consumer electronics    10,874    15.6      23,597    31.3
     Sound                   19,498    28.0      14,154    18.8
     Other                    1,030     1.5         567     0.7
                           --------   -----    --------   -----
        Total net sales      69,570   100.0      75,474   100.0
Gross profit                 14,983    21.5      14,818    19.6
Total operating expenses     10,649    15.3      11,375    15.1
                           --------   -----    --------   -----
Operating income              4,334     6.2       3,443     4.5
Other expense                  (533)   (0.7)       (247)   (0.3)
                           --------   -----    --------   -----
Pre-tax income             $  3,801     5.5%   $  3,196     4.2%
                           ========   =====    ========   =====


         Net sales increased $5,904 compared to last year, an increase of 8.5%. Mobile electronics sales decreased 2.7% compared to last year to $37,156, primarily due to decreases in mobile video and security sales, partially offset by increases in sales of Navigation products. Consumer electronics sales increased 117% from last year due to increased sales of FRS radios, portable DVD players and home stereo products. Automotive sound sales decreased 27.4% from last year to $14,154, primarily in the AV, SPS and Prestige Audio product lines. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately 22.9% which reflects the slowing economy in the Far East and the decline in OEM sales in Malaysia. The Company's Venezuelan subsidiary experienced an increase of 22.5% in sales from last year primarily from OEM. Gross margins of the Electronics Group were 19.6% in 2001 and 21.5% in 2000. The decrease in gross profit was across all product categories due to increased competition. Operating expenses increased $726 from last year to $11,375. However, as a percentage of sales, decreased to 15.1% from 15.3%. Selling expenses increased from last year, primarily in commissions, advertising and divisional marketing. General and administrative expenses decreased from 2000, primarily in payroll taxes and temporary personnel. Warehousing and assembly expenses increased from 2000, primarily in direct labor and temporary personnel. Operating income was $3,443 compared to last year's $4,334.

Six months ended May 31, 2000 compared to six months ended May 31, 2001

         The following table sets forth for the periods indicated certain statements of operations data and percentage of net sales by product line for the Electronics Group:


                                        Six Months Ended
                              May 31, 2000         May 31, 2001
                           -----------------    -----------------
Net sales:
     Mobile electronics    $  69,932    52.5%   $  70,975    50.3%
     Consumer electronics     18,509    13.9       38,836    27.5
     Sound                    42,509    31.9       30,001    21.3
     Other                     2,152     1.7        1,268     0.9
                           ---------   -----    ---------   -----
        Total net sales      133,102   100.0      141,080   100.0
Gross profit                  28,892    21.7       28,689    20.3
Total operating expenses      20,930    15.7       22,508    15.9
                           ---------   -----    ---------   -----
Operating income               7,962     6.0        6,181     4.4
Other expense                   (931)   (0.7)        (674)   (0.5)
                           ---------   -----    ---------   -----
Pre-tax income             $   7,031     5.3%   $   5,507     3.9%
                           =========   =====    =========   =====

         Net sales increased $7,978 compared to last year, an increase of 6.0%. Mobile electronics sales increased 1.5% compared to last year to $70,975, primarily due to increases in security and Navigation products, partially offset by declines in sales of Protector Hardgoods. Consumer electronics sales also increased 110% from last year due to increased sales of FRS radios, portable DVD players and home stereo products. Automotive sound sales decreased 29.4% from last year to $30,001, primarily in the AV product line. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately 15.3%. The Company's Venezuelan subsidiary experienced an increase of 16.7% in sales from last year. Gross margins of the Electronics Group were 20.3% in 2001 and 21.7% in 2000. Operating expenses increased $1,578 from last year to 15.9% of sales up from last year's 15.7% of sales. Selling expenses increased from last year, primarily in commissions, advertising and divisional marketing. General and administrative expenses increased from 2000, primarily in office salaries, insurance and occupancy expenses. Warehousing and assembly expenses increased from 2000, primarily in direct labor offset by a decrease in tooling. Operating income was $6,181 compared to last year's $7,962.

         The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales. As the Company moves further into the Consumer Electronics market, it may become susceptible to changes in overall economic conditions. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future. The Electronics Group may also experience additional competition in the mobile video category as more competitors enter the market.

Other Income and Expense

         Interest expense and bank charges decreased by $215 and $1,848 for the three and six months ended May 31, 2001, respectively, compared to the same period last year. The decrease in interest expense and bank charges is due to lower outstanding debt and lower interest rates. Equity in income of equity investments increased $402 and $782 for the three and six months ended May 31, 2001, respectively, as compared to the same period last year. For the three and six months ended May 31, 2000 and 2001, Audiovox Specialty Applications, LLC represented the majority of equity in income of equity investments. Other income decreased from last year due to non-recurring transactions related to sale of investments and hedge of available-for-sale securities.

Provision for Income Taxes

         The effective tax (recovery) rate for the three and six months ended May 31, 2001 was (36%) and (35.9%) compared to last year's 37.6% and 38.5% for the comparable periods. The decrease in the effective tax rate was principally due to changes in the proportion of domestic and foreign earnings and benefits as a result of the losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at May 31, 2001 decreased $2,777 from the November 30, 2000 level. Operating activities used $66,759, primarily from an increase of $96,956 in inventory and decreases in accounts payable and accrued expenses of $34,903, partially offset by decreases in accounts receivable of $80,347. Accounts receivable days on hand increased to 58 days at May 31, 2001 from 50 days at May 31, 2000. The increase in accounts receivable days on hand was primarily in the Wireless Group and is due to delayed customer remittances. Inventory days on hand increased from 54 days last year to 82 days this year. The increase in inventory value and days on hand was primarily in the Wireless Group, due to late product introductions. The growth in inventory in the Wireless Group is the result of shipments received late in the quarter on the newly-introduced tri- mode phone. Investing activities used $633, primarily from the purchase of property, plant and equipment and partially offset by proceeds received from an equity investment. Financing activities provided $64,625, primarily from borrowings on the line of credit agreement, partially offset by repurchases of Class A common stock.

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

         The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. During the quarter ended May 31, 2001, the Company was not in compliance with its pre-tax income covenant and obtained a waiver for the quarter ended May 31, 2001.

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

Recent Accounting Pronouncements

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial
Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101 delayed the implementation date for registrants to adopt the accounting guidance contained in SAB No. 101 by no later than the fourth fiscal quarter of the fiscal year ending November 30, 2001. Management of the Company does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

     In March 2000, the Emerging Issues Task Force issued EITF 99-19, "Reporting Revenue Gross as a Principal verses Net as an Agent" (EITF 99-19). EITF 99-19 addresses whether a company should report revenue based on (a) the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. The Task Force reached a consensus that whether a company should recognize revenue at the gross amount billed or the net amount retained, as defined above, because it has earned a commission or fee is a matter of judgment that depends on the relevant facts and circumstances. The Task Force also gave examples which should be considered in that evaluation. The consensus is effective for the fourth quarter of the Company's fiscal year ending November 30, 2001. Upon application of the consensus, comparative financial statements should be reclassified. The Company will adopt EITF 99-19 during the quarter ended November 30, 2001. Management does not believe that implementation of EITF 99-19 will have a material impact on the Company's consolidated financial statements.

     In April 2001, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which requires that, unless specific criteria are met, consideration from a vendor to a retailer (e.g., "slotting fees", cooperative advertising arrangements, "buy downs", etc.) be recorded as a reduction from revenue, as opposed to a selling expense. This consensus is effective for fiscal quarters beginning after December 15, 2001. Management of Company is in the process of assessing the impact that implementing EITF Issue No. 00-25 will have on the consolidated financial statements.

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

     o availability of key employees

     o expansion into international markets

     o the availability of new consumer electronic products

         These forward-looking statements are subject to numerous risks, uncertainties and assumptions about the Company including, among other things:

     o    the ability to keep pace with technological advances
     o significant competition in the wireless, automotive and consumer electronics businesses
     o    quality and consumer acceptance of newly introduced products
     o    the relationships with key suppliers
     o    the relationships with key customers
     o    possible increases in warranty expense
     o    the loss of key employees
     o    foreign currency risks
     o    political instability
     o    changes in U.S. federal, state and local and foreign laws
     o    changes in regulations and tariffs
     o    seasonality and cyclicality
     o inventory obsolescence, availability and price volatility due to market conditions

PART II - OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

         The Annual Meeting of Stockholders of Audiovox Corporation ("the Company") was held on May 3, 2001 at the Smithtown Sheraton, Seminar Room, 110 Vanderbilt Motor Parkway, Smithtown, New York.

         Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors to elect a Board of eight Directors.

         There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement and all of such nominees were elected. Class A nominee, Paul C. Kreuch, Jr. received 16,798,079 votes and 491,429 votes were withheld. Class A nominee, Dennis F. McManus received 16,800,069 votes and 489,439 votes were withheld.

         Class A and Class B nominee, John J. Shalam received 38,859,106 votes and 1,039,942 votes were withheld. Class A and Class B nominee, Philip Christopher received 38,845,508 votes and 1,053,540 votes were withheld. Class A and Class B nominee, Charles M. Stoehr received 38,851,799 votes and 1,047,249 votes were withheld. Class A and Class B nominee, Patrick M. Lavelle received 38,850,750 votes and 1,048,298 votes were withheld. Class A and Class B nominee, Ann M. Boutcher, received 38,909,945 votes and 989,102 votes were withheld. Class A and Class B nominee, Richard A. Maddia received 38,929,100 votes and 969,948 votes were withheld

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------
         No reports were filed on Form 8-K for the quarter ended May 31, 2001.

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

Dated: July 16, 2001

                                         By:s/Charles M. Stoehr
                                            ------------------------------
                                               Charles M. Stoehr
                                               Senior Vice President and
                                               Chief Financial Officer