Form 10-Q
period 2001-08-31
AUDIOVOX CORP
filed 2001-10-15
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                    August 31, 2001
                                    --------------------------------------------

Commission file number                      0-28839
                           -----------------------------------------------------


                                    AUDIOVOX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                    13-1964841
-------------------------------------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer
  incorporation or organization)       Identification No.)

150 Marcus Blvd., Hauppauge, New York         11788
-------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code                (631) 231-7750
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

           Class                     Outstanding at October 8, 2001
           ---------------------------------------------------------------------

           Class A Common Stock      20,621,338 Shares
           Class B Common Stock      2,260,954 Shares

                                               AUDIOVOX CORPORATION

                                                     I N D E X
                                                                        Page
                                                                         Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at November 30,
                  2000 and August 31, 2001 (unaudited)                      3

                  Consolidated Statements of Operations for the
                  Three and Nine Months Ended August 31, 2000
                  and August 31, 2001 (unaudited)                           4

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended August 31, 2000
                  and August 31, 2001 (unaudited)                           5

                  Notes to Consolidated Financial Statements             6-13

ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                             14-32

PART II           OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K                        33

                  SIGNATURES                                              34



                                       AUDIOVOX CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                         (In thousands, except share data)


                                                                                   November 30,   August 31,
                                                                                       2000          2001
                                                                                     ------         -----

                                                                                                  (unaudited)
Assets
Current assets:

   Cash and cash equivalents                                                      $   6,431    $   3,824
   Accounts receivable, net                                                         279,402      187,114
   Inventory, net                                                                   140,065      228,357
   Receivable from vendor                                                             5,566        2,935
   Prepaid expenses and other current assets                                          6,830        7,666
   Deferred income taxes, net                                                        12,244       12,774
                                                                                  ---------    ---------
         Total current assets                                                       450,538      442,670
Investment securities                                                                 5,484        7,132
Equity investments                                                                   11,418       13,253
Property, plant and equipment, net                                                   27,996       26,444
Excess cost over fair value of assets acquired and other intangible assets, net       5,098        4,831
Other assets                                                                          2,325        1,438
                                                                                  ---------    ---------
                                                                                  $ 502,859    $ 495,768
                                                                                  =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                               $  61,060    $  23,094
   Accrued expenses and other current liabilities                                    62,569       46,394
   Income taxes payable                                                               6,274          917
   Bank obligations                                                                   8,104        5,973
   Notes payable                                                                      5,868        5,395
   Current installment of long-term debt                                                486         --
                                                                                  ---------    ---------
         Total current liabilities                                                  144,361       81,773
Bank obligations                                                                     15,000       73,275
Deferred income taxes, net                                                              972        1,873
Capital lease obligation                                                              6,260        6,239
Deferred compensation                                                                 2,208        3,922
                                                                                  ---------    ---------
         Total liabilities                                                          168,801      167,082
                                                                                  ---------    ---------
Minority interest                                                                     3,555        2,028
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                  2,500        2,500
   Common stock:
       Class A; 60,000,000 authorized; 20,291,046 and 20,615,894 issued at
         November 30, 2000 and August 31, 2001, respectively, 19,528,554 and
         19,705,507 outstanding at November 30, 2000 and August 31,
         2001, respectively                                                             204          207
       Class B convertible; 10,000,000 authorized; 2,260,954 issued and
         outstanding                                                                     22           22
   Paid-in capital                                                                  248,468      250,784
   Retained earnings                                                                 90,371       85,677
   Accumulated other comprehensive loss                                              (5,058)      (5,145)
   Treasury stock, at cost, 762,492 and 910,387 Class A common stock at
       November 30, 2000 and August 31, 2001, respectively                           (6,004)      (7,387)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 330,503      326,658
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 502,859    $ 495,768
                                                                                  =========    =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
     For the Three and Nine Months Ended August 31, 2000 and August 31, 2001
                 (In thousands, except share and per share data)
                                   (unaudited)



                                                       Three Months Ended               Nine Months Ended
                                                       August 31,      August 31,    August 31,      August 31,
                                                         2000           2001            2000            2001
                                                     ------------    ------------    ------------    ------------

Net sales                                           $    470,334    $    313,897    $  1,192,124    $    920,776

Cost of sales                                            427,587         282,384       1,077,377         848,880
                                                    ------------    ------------    ------------    ------------

Gross profit                                              42,747          31,513         114,747          71,896
                                                    ------------    ------------    ------------    ------------

Operating expenses:

   Selling                                                10,363          10,561          31,673          27,525
   General and administrative                             11,806          12,261          34,350          33,971
   Warehousing and assembly                                5,520           5,895          15,574          17,197
                                                    ------------    ------------    ------------    ------------

       Total operating expenses                           27,689          28,717          81,597          78,693
                                                    ------------    ------------    ------------    ------------

Operating income (loss)                                   15,058           2,796          33,150          (6,797)
                                                    ------------    ------------    ------------    ------------

Other income (expense):
   Interest and bank charges                              (1,060)         (1,813)         (5,366)         (4,273)
   Equity in income of equity investments                    474             601           2,253           3,162
   Gain on sale of investments                               541            --             2,814            --
   Gain on hedge of available-for-sale securities            749            --             1,499            --
   Other, net                                               (335)             40             920             643
                                                                    ------------    ------------    ------------

       Total other income (expense), net                     369          (1,172)          2,120            (468)
                                                    ------------    ------------    ------------    ------------

Income (loss) before provision for (recovery of)
   income taxes                                           15,427           1,624          35,270          (7,265)

Provision for (recovery of)  income taxes                  5,471             618          13,103          (2,573)
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                   $      9,956    $      1,006    $     22,167    $     (4,692)
                                                    ============    ============    ============    ============

Net income (loss) per common share (basic)          $       0.45    $       0.05    $       1.04    $      (0.21)
                                                    ============    ============    ============    ============

Net income (loss) per common share (diluted)        $       0.44    $       0.05    $       0.98    $      (0.21)
                                                    ============    ============    ============    ============

Weighted average number of common shares
   outstanding (basic)                                21,885,232      21,966,461      21,224,604      21,847,312
                                                    ============    ============    ============    ============
Weighted average number of common shares
   outstanding (diluted)                              22,883,444      22,170,039      22,614,472      21,847,312
                                                    ============    ============    ============    ============




See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              Nine Months Ended August 31, 2000 and August 31, 2001
                                 (In thousands)
                                   (unaudited)

                                                                           August 31,       August 31,
                                                                             2000            2001
                                                                      ------------------   -----------
Cash flows from operating activities:

   Net income (loss)                                                      $  22,167    $  (4,692)
   Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
       Gain on hedge of available-for-sale securities                        (1,499)        --
       Depreciation and amortization                                          2,860        3,229
       Provision for bad debt expense                                         1,443        1,115
       Equity in income of equity investments                                (2,252)      (3,162)
       Minority interest                                                        809         (493)
       Gain on sale of investments                                           (2,387)        --
       Gain from the sale of shares of equity investment                       (427)        --
       Deferred income tax (expense) benefit                                 (2,106)         349
       Gain on disposal of property, plant and equipment, net                    (6)          (1)
       Income tax benefits on exercise of stock options                      (1,251)        --
   Changes in:
       Accounts receivable                                                   24,217       90,990
       Receivable from vendor                                                 1,833        2,631
       Inventory                                                            (13,626)     (88,568)
       Accounts payable, accrued expenses and other current liabilities      31,425      (53,601)
       Income taxes payable                                                    (721)      (5,360)
       Deferred compensation                                                   --          1,713
       Investment securities - trading                                       (2,373)      (1,713)
       Prepaid expenses and other, net                                        2,524          (65)
                                                                          ---------    ---------
          Net cash provided by (used in) operating activities                60,630      (57,628)
                                                                          ---------    ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment, net                          (10,128)      (1,945)
   Net proceeds from sale of investment securities                           13,227         --
   Proceeds from distribution from equity investment                          1,139        1,289
   Proceeds from transfer of shares from equity investment                      922         --
                                                                          ---------    ---------
          Net cash provided by (used in) investing activities                 5,160         (656)
                                                                          ---------    ---------
Cash flows from financing activities:
   Net (repayments) borrowings  of bank obligations                        (111,223)      56,295
   Payment of dividend to minority shareholder of subsidiary                   (859)      (1,034)
   Net repayments under documentary acceptances                              (1,994)        --
   Principal payments on capital lease obligation                               (14)         (21)
   Proceeds from exercise of stock options and warrants                         734        2,320
   Repurchase of Class A common stock                                          --         (1,382)
   Net proceeds from sale of common stock                                    96,573         --
   Issuance of notes payable                                                  6,068         --
   Principal payments on subordinated debentures                               --           (486)
                                                                          ---------    ---------
          Net cash (used in) provided by financing activities               (10,715)      55,692
                                                                          ---------    ---------
Effect of exchange rate changes on cash                                         (16)         (15)
                                                                          ---------    ---------
Net increase (decrease) in cash                                              55,059       (2,607)
Cash at beginning of period                                                   5,527        6,431
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $  60,586    $   3,824
                                                                          =========    =========


See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
         Three and Nine Months Ended August 31, 2000 and August 31, 2001
             (Dollars in thousands, except share and per share data)



(1)      Basis of Presentation

          The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of November 30, 2000 and August 31, 2001, the consolidated statements of operations for the three and nine month periods ended August 31, 2000 and August 31, 2001, and the consolidated statements of cash flows for the nine month periods ended August 31, 2000 and August 31, 2001. The interim figures are not necessarily indicative of the results for the year.

          Accounting policies adopted by the Company are identified in Note 1 of the Notes to Consolidated Financial Statements included in the
          Company's 2000 Annual Report filed on Form 10-K. Certain reclassifications have been made to the 2000 consolidated financial statements in order to conform to the 2001 presentation.

(2)      Supplemental Cash Flow Information

          The following is supplemental information relating to the consolidated statements of cash flows:


                                            Nine Months Ended
                                       August 31,          August 31,
                                          2000                2001
                                         ------              -----

Cash paid during the period:
     Interest (excluding bank charges)  $ 4,417              $ 3,054
     Income taxes (net of refunds)      $15,380              $ 2,436

          During the nine months ended August 31, 2000 and August 31, 2001, the Company recorded a net unrealized holding (loss) gain relating to available-for-sale marketable securities, net of deferred taxes, of $(7,533) and $(30), respectively, as a component of accumulated other comprehensive loss.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          During the quarter ended May 31, 2001, 314,800 warrants were exercised and converted into 314,800 shares of common stock.

          During 1997, the Company's Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's Class A Common Stock. In 1999, the Company's Board of Directors approved an increase to the repurchase program to 1,563,000 shares of the Company's Class A common stock. During the nine months ended August 31, 2001, 147,895 shares were repurchased for an aggregate amount of $1,382.

(3)      Net Income (Loss) Per Common Share

          A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                      Three Months Ended              Nine Months Ended
                                                  August 31,      August 31,   August 31,      August 31,
                                                     2000            2001         2000            2001
                                                    ------          ------       ------          -----
Net income (loss) (numerator for basic


   income per share)                          $      9,956   $      1,006   $     22,167   $     (4,692)
Interest on 6 1/4% convertible subordinated              4
                                                                            ------------   ------------
   debentures, net of tax                                7           --                2              5
                                                             ------------   ------------   ------------
Adjusted net income (loss) (numerator for
   diluted income per share)                  $      9,963   $      1,006   $     22,191   $     (4,687)
                                              ============   ============   ============   ============
Weighted average common shares
   (denominator for basic income per
   share)                                       21,885,232     21,966,461     21,224,604     21,847,312
Effect of dilutive securities:
   6 1/4% convertible subordinated
        debentures                                  42,147           --           47,307           --
   Employee stock options and stock
        warrants                                   953,075        203,578      1,335,695           --
   Employee stock grants                             2,990           --            6,866           --
                                                             ------------   ------------   ------------
Weighted average common and potential
   common shares outstanding
   (denominator for diluted income per
   share)                                       22,883,444     22,170,039     22,614,472     21,847,312
                                              ============   ============   ============   ============
Basic income (loss) per share                 $       0.45   $       0.05   $       1.04   $      (0.21)
                                              ============   ============   ============   ============
Diluted income (loss) per share               $       0.44   $       0.05   $       0.98   $      (0.21)
                                              ============   ============   ============   ============

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          There were no anti-dilutive stock options or stock warrants for the three and nine months ended August 31, 2000. Stock options and warrants totaling 1,599,200 and 1,984,568 for the three and nine months ended August 31, 2001, respectively, were not included in the net loss per common share calculation because their effect would have been anti-dilutive.

(4)      Comprehensive Income (Loss)
         ---------------------------

          The accumulated other comprehensive loss of $5,058 and $5,145 at November 30, 2000 and August 31, 2001, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized loss on the Company's available-for-sale investment securities of $190 and $220 at November 30, 2000 and August 31, 2001, respectively, and the accumulated foreign currency translation adjustment of $(4,868) and $(4,925) at November 30, 2000 and August 31, 2001, respectively.

         The Company's total comprehensive income (loss) was as follows:


                                                     Three Months          Nine Months
                                                         Ended                Ended
                                                       August 31,           August 31,

                                                  2000        2001         2000       2001
                                                ------        ------      ------     -----


Net income (loss)                              $  9,956    $  1,006    $ 22,167    $ (4,692)
                                               --------    --------    --------    --------
Other comprehensive income (loss):
   Foreign currency translation
       adjustments                                    3        (108)        460         (57)
   Unrealized gain (loss) on securities:
       Unrealized holding gain (loss)
           arising during period, net of tax      1,314        (450)     (5,788)        (30)
       Less: reclassification adjustment
          for gains realized in net income,
          net of tax                               (335)       --        (1,745)       --
                                               --------    --------    --------    --------
       Net unrealized gain (loss)                   979        (450)     (7,533)        (30)
                                               --------    --------    --------    --------
Other comprehensive gain (loss), net
   of tax                                           982        (558)     (7,073)        (87)
                                               --------    --------    --------    --------
Total comprehensive income (loss)              $ 10,938    $    448    $ 15,094    $ (4,779)
                                               ========    ========    ========    ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          The change in the net unrealized gain (loss) arising during the periods presented above are net of tax (expense) benefit of $600 and $(276) for the three months ended August 31, 2000 and August 31, 2001, respectively, and $(745) and $(18) for the nine months ended August 31, 2000 and August 31, 2001, respectively. The reclassification adjustment presented above is net of tax expense of $206 for the three months ended August 31, 2000 and $1,069 for the nine months ended August 31, 2000. There was no reclassification adjustment for the three and nine months ended August 31, 2001.

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

          The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the nine months ended August 31, 2000 and August 31, 2001, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         Segment identifiable assets are those which are directly used in or identified to segment operations.


                                                                                   Elimin-      Consolidated
                                   Wireless        Electronics    Corporate        ations         Totals

Three Months Ended
August 31, 2000


Net sales                        $   403,723    $    66,611           --             --      $   470,334
Intersegment sales (purchases)            20            (20)          --             --             --
Pre-tax income (loss)                 14,077          3,527    $    (2,177)          --           15,427

Three Months Ended
August 31, 2001

Net sales                        $   241,945    $    71,952           --             --      $   313,897
Intersegment sales (purchases)          (141)           141           --             --             --
Pre-tax income (loss)                  1,032          3,393    $    (2,801)          --            1,624

Nine Months Ended
August 31, 2000

Net sales                        $   992,410    $   199,714           --             --      $ 1,192,124
Intersegment sales (purchases)        (2,085)         2,085           --             --             --
Pre-tax income (loss)                 26,886         10,559    $    (2,175)          --           35,270
Total assets                         276,316        104,890        284,156    $  (160,080)       505,282

Nine Months Ended
August 31, 2001

Net sales                        $   707,744    $   213,032           --             --      $   920,776
Intersegment sales (purchases)          (354)           354           --             --             --
Pre-tax income (loss)                (11,413)         8,900    $    (4,752)          --           (7,265)
Total assets                         315,607        118,738        285,365    $  (223,942)       495,768

(6)      Audiovox Communications Corp.  Dividend

          In February 2000 and 2001, the Board of Directors of Audiovox Communications Corp. (ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a 95% shareholder, and Toshiba Corporation (Toshiba), a 5% shareholder for their respective share

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          of net income for the previous fiscal years. ACC paid Toshiba its share of the dividend, which approximated $859 and $1,034 in the second quarter of 2000 and the first quarter of 2001, respectively.

(7)      Accounting for Derivative Instruments and Hedging Activities

          On December 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, is effective for fiscal years beginning after June 15, 2000.

          The Company uses derivative instruments primarily to manage exposures related to foreign currency denominated receivables and payables. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts, which minimize cash flow risks from changes in foreign currency exchange rates. Implementation of SFAS No. 133 did not have an impact on the Company's financial positions, results of operations or liquidity. As of August 31, 2001, the Company did not have any derivative instruments.

(8)      Product Return

          During the quarter ended February 28, 2001, Wireless refunded approximately $21,000 to a customer, who is a wireless carrier, for the return of approximately 97,000 tri-mode phones. During January 2001, Wireless also purchased 93,600 of the same model of tri-mode phone for a cost of $12.4 million. As a result of changes in the marketplace for wireless products, the selling price of the phones has been reduced below the original cost. The Company did not record a write-down on these phones as they expected to receive a full refund or partial credit from the manufacturer of the phones during the second quarter. In April 2001, the Company received a credit from the manufacturer of $12.4 million. The credit was applied against the carrying value of the phones on hand which approximated 190,600 phones, which are appropriately recorded at the lower of cost or market.

(9)      Inventory Write-Down

          . During the quarter ended May 31, 2001, the Company recorded a charge of $13.5 million to write-down its remaining inventory of analog mobile telephones which approximated 300,000 units. The write-down was recorded in response to market conditions at the time and a surplus of supply that other manufacturers were trying to reduce through decreased prices. During the third quarter of 2001, the Company was able to recover higher than anticipated

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         values on our previously written-down analog inventory.

(10)     Stock Warrants

          During the quarter ended May 31, 2001, 314,800 of the Company's remaining 344,800 stock warrants were exercised and converted into 314,800 shares of common stock. The remaining 30,000 warrants expired during the quarter.

(11)     Bond Repayment

          During the quarter  ended May 31,  2001,  the Company paid $486 to the
          remaining   holders   of  the   Company's   subordinated   convertible
          debentures. There are no remaining debentures as of August 31, 2001.

(12)     Sales/Leaseback Transaction

          During the quarter ended May 31, 2000, the Company incorporated AX Japan, Inc. (AX Japan), a wholly-owned subsidiary, with 60,000,000 Yen (approximately $564). In April 2000, AX Japan purchased land and a building (herein referred to as the Property) from Shintom Co., Ltd. (Shintom) for 770,000,000 Yen (approximately $7,300) and entered into a leaseback agreement whereby Shintom has leased the Property from AX Japan for a one- year period. This lease is being accounted for as an operating lease by AX Japan. Shintom is a stockholder who owns all of the outstanding preferred stock of the Company and is a manufacturer of products purchased by the Company through its former equity investment, TALK Corporation. The Company currently holds stock in Shintom and has previously invested in Shintom convertible debentures.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(13)     Debt Convenants

          The Company maintains a revolving credit agreement with various financial institutions. The credit agreement contains several convenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. During the quarter ended May 31, 2001, the Company was not in compliance with its pre-tax income covenant as a result of the analog inventory write-down and obtained a waiver for the quarter ended May 31, 2001.

(14)     Market Development Program

          In connection with the decline in the analog market, a market development program was terminated which resulted in a reversal of approximately $3.0 million of accrued market development funds for the nine months ended August 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company markets its products under the Audiovox brand as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. Wireless consists of Audiovox Communications Corp. (ACC), a 95%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and to carriers overseas. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:

                                                    Percentage of Net Sales
                                             Three Months Ended   Nine Months Ended
                                                 August 31,         August 31,
                                             2000        2001      2000      2001
                                        -------------   -----  ---------   ---------
Net sales:
     Wireless

        Wireless products                     84.1%     74.7%     81.1%     74.4%
        Activation commissions                 1.6       2.0       1.8       2.2
        Residual fees                          0.1       0.3       0.1       0.2
        Other                                  --        0.1       0.2       0.1
                                              -----     -----     -----     -----
           Total Wireless                     85.8      77.1      83.2      76.9
                                              -----     -----     -----     -----
        Mobile electronics                     7.6      13.1       8.8      12.2
        Consumer electronics                   2.5       3.9       2.5       5.6
        Sound                                  3.9       5.7       5.1       5.2
        Other                                  0.2       0.2       0.4       0.1
                                              -----     -----     -----     -----
           Total Electronics                  14.2      22.9      16.8      23.1
                                              -----     -----     -----     -----
           Total net sales                   100.0%    100.0%    100.0%    100.0%
Cost of sales                                 90.9      90.0      90.4      92.2
                                              -----     -----     -----     -----
Gross profit                                   9.1      10.0       9.6       7.8

Selling                                        2.2       3.3       2.7       3.0
General and administrative                     2.5       3.9       2.8       3.7
Warehousing and assembly                       1.2       1.9       1.3       1.8
                                              -----     -----     -----     -----
        Total operating expenses               5.9       9.1       6.8       8.5
                                              -----     -----     -----     -----
Operating income (loss)                        3.2       0.9       2.8      (0.7)
Interest and bank charges                     (0.2)     (0.6)     (0.4)     (0.5)
Equity in income in equity investments         0.1       0.2       0.2       0.3
Gain on sale of investments                    --        --        0.2       --
Gain on hedge of available-for-sale
     securities                                0.2       --         0.1      --
Other, net                                     --        --         0.1     0.1
                                              -----     -----      ----     -----
Income (loss) before provision for
     (recovery of) income taxes                3.3       0.5       3.0      (0.8)
Provision for (recovery of) income taxes       1.2       0.2       1.1      (0.3)
                                               -----     -----     -----    -----
Net income (loss)                              2.1%      0.3%      1.9%     (0.5)%
                                              =====     =====     =====     =====


Consolidated Results
Three months ended August 31, 2000 compared to three months ended August 31,
2001

     The net sales and percentage of net sales by marketing group and product line for the three months ended August 31, 2000 and August 31, 2001 are reflected in the following table:

                                              Three Months Ended
                                     August 31, 2000      August 31, 2001
                                    ---------------       ---------------
Net sales:
     Wireless

        Wireless products        $395,346      84.1% $234,576      74.7%
        Activation commissions      7,827       1.6     6,230       2.0
        Residual fees                 550       0.1       954       0.3
        Other                        --      --           185       0.1
                                 --------   -----    --------   -----
           Total Wireless         403,723      85.8   241,945      77.1
                                 --------   -----    --------   -----
     Electronics
        Mobile electronics         35,534       7.6    41,242      13.1
        Consumer electronics       11,692       2.5    12,344       3.9
        Sound                      18,319       3.9    17,867       5.7
        Other                       1,066       0.2       499       0.2
                                 --------   -----    --------   -----
           Total Electronics       66,611      14.2    71,952      22.9
                                 --------   -----    --------   -----
           Total                 $470,334     100.0% $313,897     100.0%
                                 ========   =====    ========   =====

     Net sales for the third quarter of 2001 were $313,897, a decrease of $156,437, or 33.3%, from 2000. The decrease in net sales was in the Wireless Group which was slightly offset by an increase in the Electronics Group. Sales from our international subsidiaries increased from 2000 by approximately $699 or 10.0%. Gross margins were 10.0% in 2001 compared to 9.1% in 2000. The increase in gross margins was primarily due to a change in the overall mix of sales, from wireless products to electronics products, which have a higher gross margin. Individually, both divisions experienced lower gross margins in 2001 than 2000, 6.6% vs. 7.0% in Wireless and 21.6% vs. 22.0% in Electronics. In addition, we were able to recover higher than anticipated values on our previously written-down analog inventory. Operating expenses increased to $28,717 from $27,689, respectively, a 3.7% increase. As a percentage of sales, operating expenses increased to 9.1% in 2001 from 5.9% in 2000. Operating income for 2001 was $2,796 compared to operating income of $15,058 in 2000.

Nine months ended August 31, 2000 compared to nine months ended August 31, 2001

The net sales and percentage of net sales by marketing group and product line for the nine months ended August 31, 2000 and August 31, 2001 are reflected in the following table:


                                                Nine Months Ended
                                   August 31, 2000          August 31, 2001
                                   ---------------           ---------------
Net sales:
     Wireless

        Wireless products        $  966,704      81.1% $  685,070      74.4%
        Activation commissions       21,566       1.8      20,347       2.2
        Residual fees                 1,307       0.1       1,855       0.2
        Other                         2,833       0.2         472       0.1
                                 ----------   -----    ----------   -----
           Total Wireless           992,410      83.2     707,744      76.9
                                 ----------   -----    ----------   -----
     Electronics
        Mobile electronics          105,466       8.8     112,215      12.2
        Consumer electronics         30,280       2.5      51,179       5.6
        Sound                        60,830       5.1      47,870       5.2
        Other                         3,138       0.4       1,768       0.1
                                 ----------   -----    ----------   -----
           Total Electronics        199,714      16.8     213,032      23.1
                                 ----------   -----    ----------   -----
           Total                 $1,192,124     100.0% $  920,776     100.0%
                                 ==========   =====    ==========   =====

     Net sales for the first nine months of 2001 were $920,776, a decrease of $271,348, or 22.8%, from 2000. The decrease in net sales was in the Wireless Group which was slightly offset by an increase in the Electronics Group. Sales from our international subsidiaries increased from 2000 by approximately 1.8%. Gross margins were 7.8% in 2001 compared to 9.6% in 2000. The decrease in gross margins was primarily due to $13.9 million of charges, which includes both realized losses and a $13.5 million write-down during the second quarter relating to the Company's exit from the analog market, with the exception of fixed-based cellular. This was partially offset as we were able to recover higher than anticipated values on the previously written-down analog inventory. Operating expenses decreased to $78,693 from $81,597, a 3.6% decrease. As a percentage of sales, operating expenses increased to 8.5% in 2001 from 6.8% in 2000. Operating loss for 2001 was $(6,797) compared to operating income of $33,150 in 2000.

Wireless Results

Three  months  ended  August 31, 2000  compared to three months ended August 31,
2001

The following table sets forth for the periods indicated certain statements of operations data for the Wireless Group as expressed as a percentage of net sales:

                                             Three Months Ended
                                 August 31, 2000           August 31, 2001
                                 ---------------          ---------------
Net sales:

     Wireless products        $ 395,346        97.9%  $ 234,576        97.0%
     Activation commissions       7,827         1.9       6,230         2.6
     Residual fees                  550         0.2         954         0.3
     Other                         --        --             185         0.1
                              ---------     -----     ---------     -----
                                403,723       100.0%    241,945       100.0%

Gross profit                     28,078         7.0      15,965         6.6
Total operating expenses         12,811         3.2      12,417         5.1
                              ---------     -----     ---------     -----
Operating income                 15,267         3.8       3,548         1.5
Other expense                    (1,190)       (0.3)     (2,516)       (1.0)
                              ---------     -----     ---------     -----
Pre-tax income                $  14,077         3.5%  $   1,032         0.5%
                              =========     =====     =========     =====


     Net sales were $241,945 in the third quarter of 2001, a decrease of $161,778, or 40.0%, from last year. Unit sales of wireless handsets decreased by 339,000 units in 2001, or 13.7%, to approximately 2,132,000 units from 2,471,000 units in 2000. This decrease was primarily due to decreased sales of both analog and digital handsets which was due to delayed digital product acceptances by our customers and a decrease in tri-mode phone sales. The average selling price of handsets decreased to $105 per unit in 2001 from $154 per unit in 2000. This decrease was primarily due to the close out of approximately 300,000 analog handheld phones. We also sold additional TDMA product at lower average selling prices. The number of new wireless subscriptions processed by Quintex decreased 6.7% in 2001, with a corresponding decrease in activation commissions of approximately $1,889 in 2001. The average commission received by Quintex per activation decreased 17.8% from 2000. Gross profit margins decreased to 6.6% in 2001 from 7.0% in 2000, primarily due to lower average selling prices, partially offset by having a better than anticipated recovery on sales of analog product that was written down during the second quarter. Gross profit margins also decreased due to both delayed introductions and fewer new high-priced models, strong competition in the marketplace and closeout of older models. This also reflects the competitive nature of the wireless marketplace and pricing pressures associated with supporting various wireless carrier programs. Operating expenses decreased to $12,417 from $12,811. Selling expenses decreased from last year, primarily in divisional marketing. The decrease was partially offset by increases in commissions, salesmen's salaries, and travel. General and administrative expenses decreased from 2000, primarily in bad debt expense and employee benefits. Warehousing and assembly expenses decreased during 2001 from last year, primarily in tooling expenses, partially offset by an increase in temporary personnel. Operating income for 2001 was $3,548 compared to last year's $15,267.

Nine months ended August 31, 2000 compared to nine months ended August 31, 2001

     The following table sets forth for the periods indicated certain statements of operations data for the Wireless Group as expressed as a percentage of net sales:

                                             Nine Months Ended
                                  August 31, 2000          August 31, 2001
                                 ---------------           ---------------
Net sales:

     Wireless products        $ 966,704        97.4%  $ 685,070        96.8%
     Activation commissions      21,566         2.2      20,347         2.8
     Residual fees                1,307         0.1       1,855         0.3
     Other                        2,833         0.3         472         0.1
                              ---------     -----     ---------     -----
                                992,410       100.0%    707,744       100.0%

Gross profit                     71,388         7.2      27,650         3.9
Total operating expenses         38,238         3.9      33,779         4.8
                              ---------     -----     ---------     -----
Operating income (loss)          33,150         3.3      (6,129)       (0.9)
Other expense                    (6,264)       (0.6)     (5,284)       (0.7)
                              ---------     -----     ---------     -----
Pre-tax income (loss)         $  26,886         2.7%  $ (11,413)       (1.6)%
                              =========     =====     =========     =====


     Net sales were $707,744 for the nine months ended August 31, 2001, a decrease of $284,666, or 28.7%, from last year. Unit sales of wireless handsets decreased by 957,000 units in 2001, or 15.4%, to approximately 5,266,000 units from 6,223,000 units in 2000. This decrease was attributable to decreased sales of both analog and digital handsets which was due to delayed digital product acceptances by our customers and slower sales. The average selling price of handsets decreased to $124 per unit in 2001 from $149 per unit in 2000. The number of new wireless subscriptions processed by Quintex increased 3.0% in 2001, with a corresponding decrease, however, in activation commissions of approximately $2,205 in 2001. The average commission received by Quintex per activation decreased 12.4% from 2000. Gross profit margins decreased to 3.9% in 2001 from 7.2% in 2000, primarily due to the $13,900 of charges relating to the Company's exit from the analog market, with the exception of fixed-based cellular, partially offset as the final selling price of this inventory was better than anticipated. Gross profit margins also decreased due to delayed introductions of newer, higher-priced models, strong competition in the marketplace and closeout of older models. This decrease in margins also reflects the competitive nature of the wireless marketplace and pricing pressures associated with supporting various wireless carrier programs. Operating expenses decreased to $33,779 from $38,238. Selling expenses decreased from last year, primarily in divisional marketing. In connection with the decline in the analog market, a market development program was terminated which resulted in a reversal of approximately $3.0 million of accrued market development funds. Such decreases were partially offset by increases in commissions and travel. General and administrative expenses decreased from 2000, primarily in bad debt expense and office expenses. Warehousing and assembly expenses increased during 2001 from last year, primarily due to out-sourced personnel. Operating loss for 2001 was $(6,129) compared to last year's operating income of $33,150.

     Management believes that the wireless industry will continue to be extremely competitive in both price and technology. As the growth in the wireless marketplace has slowed, carrier customer purchasing practices have changed and pricing pressures have intensified. This has and could continue to affect gross margins and the carrying value of inventories in the future. As the market for digital products becomes more competitive, the Company may be required to adjust the carrying value of its inventory in the future. Industry and financial market forecasts call for slower growth in the global handset market. Currently, there is a global surplus of handsets, both at manufacturer and carrier levels. Though this over-supply situation is abating, it may continue to impact the Company in the future. There is also the potential for shortages in the availability of certain wireless components and parts which may affect our vendors' ability to provide handsets to us on a timely basis, which may result in delayed shipments to our customers and decreased sales.

Electronics Results
Three months ended August 31, 2000 compared to three months ended August 31,
2001

     The following table sets forth for the periods indicated certain statements of operations data and percentage of net sales by product line for the Electronics Group:

                                            Three Months Ended
                               August 31, 2000         August 31, 2001
                               ---------------         ---------------
Net sales:

     Mobile electronics     $ 35,534       53.3%  $ 41,242      57.3%
     Consumer electronics     11,692       17.6     12,344      17.2
     Sound                    18,319       27.5     17,867      24.8
     Other                     1,066        1.6        499       0.7
                            --------    -----     --------   -----
        Total net sales       66,611      100.0     71,952     100.0
Gross profit                  14,680       22.0     15,549      21.6
Total operating expenses      11,013       16.5     12,569      17.5
                            --------    -----     --------   -----
Operating income               3,667        5.5      2,980       4.1
Other income (expense)          (140)      (0.2)       413       0.6
                            --------    -----     --------   -----
Pre-tax income              $  3,527        5.3%  $  3,393       4.7%
                            ========    =====     ========   =====


     Net sales increased $5,341 compared to last year, an increase of 8.0%. Mobile electronics sales increased 16.1% compared to last year to $41,242, primarily due to increases in mobile video and security sales. Consumer electronics sales increased 5.6% from last year due to increased sales of FRS radios, portable DVD players and home stereo products. Sound sales decreased 2.5% from last year to $17,867, primarily in the AV and SPS product lines. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately 20.2% which reflects the slowing economy in the Far East and the decline in OEM sales in Malaysia. The Company's Venezuelan subsidiary experienced an increase of 54.5% in sales from last year primarily from OEM. Gross margins of the Electronics Group were 21.6% in 2001 and 22.0% in 2000. The decrease in gross profit margin was primarily in mobile and consumer electronics with the sound category showing an increase. Operating expenses increased $1,556 from last year to $12,569. As a percentage of sales, operating expenses increased to 17.5% from 16.5%. Selling expenses increased from last year, primarily in commissions and trade show expenses. General and administrative expenses increased from 2000, primarily in employee benefits, office salaries and bad debt expenses. Warehousing and assembly expenses increased from 2000, primarily in direct labor and field warehousing expenses. Operating income was $2,980 compared to last year's $3,667.

Nine months ended August 31, 2000 compared to nine months ended August 31, 2001

     The following table sets forth for the periods indicated certain statements of operations data and percentage of net sales by product line for the Electronics Group:


                                          Nine Months Ended
                                August 31, 2000        August 31, 2001
                                ---------------        ---------------
Net sales:

     Mobile electronics     $ 105,466       52.8%  $ 112,215       52.7%
     Consumer electronics      30,280       15.2      51,179       24.0
     Sound                     60,830       30.5      47,870       22.5
     Other                      3,138        1.5       1,768        0.8
                            ---------    -----     ---------    -----
        Total net sales       199,714      100.0     213,032      100.0
Gross profit                   43,572       21.8      44,238       20.8
Total operating expenses       31,943       16.0      35,077       16.5
                            ---------    -----     ---------    -----
Operating income               11,629        5.8       9,161        4.3
Other expense                  (1,070)      (0.5)       (261)      (0.1)
                            ---------    -----     ---------    -----
Pre-tax income              $  10,559        5.3%  $   8,900        4.2%
                            =========    =====     =========    =====

     Net sales increased $13,318 compared to last year, an increase of 6.7%. Mobile electronics sales increased 6.4% compared to last year to $112,215, primarily due to increases in security and navigation products, partially offset by declines in sales of Protector Hardgoods. Consumer electronics sales also increased 69.0% from last year due to increased sales of FRS radios, portable DVD players and home stereo products. Sound sales decreased 21.3% from last year to $47,870, primarily in the AV and SPS product lines. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately 17.1%. The Company's Venezuelan subsidiary experienced an increase of 30.2% in sales from last year. Gross margins of the Electronics Group were 20.8% in 2001 and 21.8% in 2000. Operating expenses increased $3,134 from last year to 16.5% of sales up from last year's 16.0% of sales. Selling expenses increased from last year, primarily in commissions, advertising and trade show expenses. General and administrative expenses increased from 2000, primarily in office salaries, employee benefits and insurance expenses. Warehousing and assembly expenses increased from 2000, primarily in direct labor and field warehousing expenses. Operating income was $9,161 compared to last year's $11,629.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales. As the Company moves further into the Consumer Electronics market, it may become susceptible to changes in overall economic conditions. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future. The Electronics Group may also experience additional competition in the mobile video category as more distributors enter the market and from increased competition in the Malaysian and Venezuelan markets. Global economic uncertainty could also affect the markets for our products.

Other Income and Expense

     Interest expense and bank charges increased by $753 and decreased by $1,093 for the three and nine months ended August 31, 2001, respectively, compared to the same periods last year. The increase in interest expense and bank charges during the quarter as compared to the same period in the prior year was due to higher interest-bearing debt, partially offset by a decline in interest rates, while the decrease for the nine months as compared to the same period in the prior year was due to lower outstanding debt during the first part of the fiscal year and lower interest rates. Equity in income of equity investments increased $127 and $909 for the three and nine months ended August 31, 2001, respectively, as compared to the same periods last year. For the three and nine months ended August 31, 2000 and 2001, Audiovox Specialty Applications, LLC represented the majority of equity in income of equity investments. Other income for the quarter and nine months decreased from last year's similar periods due to non-recurring transactions related to sale of investments and hedge of available-for-sale securities.

Provision for Income Taxes

     The effective tax (recovery) rate for the three and nine months ended August 31, 2001 was (38.1%) and (35.4%) compared to last year's 35.5% and 37.2% for the comparable periods. The changes in the effective tax rates were principally due to changes in the proportion of domestic and foreign earnings and benefits as a result of the losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at August 31, 2001 decreased $2,607 from the November 30, 2000 level. Operating activities used $57,628, primarily from an increase of $88,568 in inventory and decreases in accounts payable and accrued expenses of $53,601, partially offset by decreases in accounts receivable of $90,990. Accounts receivable days on hand increased to 50 days at August 31, 2001 from 42 days at August 31, 2000. The increase in accounts receivable days on hand was in the Wireless Group and is due to delayed customer remittances. Inventory days on hand increased from 33 days last year to 68 days this year. The increase in inventory value and days on hand was primarily in the Wireless Group, due to late product introductions, which resulted in a build-up of tri-mode inventory. Investing activities used $656, primarily from the purchase of property, plant and equipment and partially offset by distributions received from an equity investment. Financing activities provided $55,692, primarily from borrowings on the line of credit agreement, partially offset by repurchases of Class A common stock and the payment of a dividend to the minority stockholder of ACC for their share of last year's profits.

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

     The credit agreement  contains  several  covenants  requiring,  among other things, minimum levels of pre-tax income and minimum levels of net worth and working capital. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. During the quarter ended May 31, 2001, the Company was not in compliance with its pre-tax income covenant due to the analog write-down and obtained a waiver for the quarter ended May 31, 2001.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" (Statement 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. These criteria are to be applied to business combinations completed after June 30, 2001. Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. The Company does not believe that implementation of Statement 141 will have an impact on the Company's financial position and results of operations.

     Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather will be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Upon adoption of Statement 142, the Company will be required to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company is required to adopt the provisions of Statement 142 effective December 1, 2002, however, the Company is considering adopting Statement 142 effective December 1, 2001. The Company has not yet determined the impact that the adoption of Statement 142 will have on its financial position or results of operations.

Forward-Looking Statements

     Except for historical information contained herein, statements made in this release that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the wireless, mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in the Company's Form 10-K for the fiscal year ended November 30, 2000 and the Form 10-Q for the second quarter ended May 31, 2001. These factors, among others, may cause actual results to differ materially from the results suggested in the forward-looking statements. Forward-looking statements include statements relating to, among other things:

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

     No reports were filed on Form 8-K for the quarter ended August 31, 2001.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AUDIOVOX CORPORATION



                                         By:s/John J. Shalam
                                            ------------------------
                                               John J. Shalam
                                               President and Chief
                                               Executive Officer

Dated: October 15, 2001

                                         By:s/Charles M. Stoehr
                                            ------------------------
                                               Charles M. Stoehr
                                               Senior Vice President and
                                               Chief Financial Officer