Form 10-Q/A
period 2001-08-31
AUDIOVOX CORP
filed 2001-10-25
CIK 807707

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

(3)      Net Income (Loss) Per Common Share

          A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                      Three Months Ended              Nine Months Ended
                                                  August 31,      August 31,   August 31,      August 31,
                                                     2000            2001         2000            2001
                                                    ------          ------       ------          -----
Net income (loss) (numerator for basic
   income per share)                          $      9,956   $      1,006   $     22,167   $     (4,692)
Interest on 6 1/4% convertible subordinated
   debentures, net of tax                                7           --               24              5
                                              ------------   ------------   ------------   ------------
Adjusted net income (loss) (numerator for
   diluted income per share)                  $      9,963   $      1,006   $     22,191   $     (4,687)
                                              ============   ============   ============   ============
Weighted average common shares
   (denominator for basic income per
   share)                                       21,885,232     21,966,461     21,224,604     21,847,312
Effect of dilutive securities:
   6 1/4% convertible subordinated
        debentures                                  42,147           --           47,307           --
   Employee stock options and stock
        warrants                                   953,075        203,578      1,335,695           --
   Employee stock grants                             2,990           --            6,866           --
                                              ------------   ------------   ------------   ------------
Weighted average common and potential
   common shares outstanding
   (denominator for diluted income per
   share)                                       22,883,444     22,170,039     22,614,472     21,847,312
                                              ============   ============   ============   ============
Basic income (loss) per share                 $       0.45   $       0.05   $       1.04   $      (0.21)
                                              ============   ============   ============   ============
Diluted income (loss) per share               $       0.44   $       0.05   $       0.98   $      (0.21)
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