Form 10-K
period 2001-11-30
AUDIOVOX CORP
filed 2002-03-18
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                   November 30, 2001
                          -----------------------------------------------------
Commission file number                      0-28839
                       --------------------------------------------------------

                              AUDIOVOX CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     13-1964841
------------------------------------              ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

150 Marcus Blvd., Hauppauge, New York                              11788
-------------------------------------------------------   ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (631) 231-7750
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $124,543,557 (based upon closing price on the Nasdaq Stock Market on March 13, 2002).

The number of shares outstanding of each of the registrant's classes of common stock, as of March 12, 2002 was:

Class                                                       Outstanding

Class A common stock $.01 par value                        20,621,338
Class B common stock $.01 par value                        2,260,954

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

          o handsets and accessories for wireless communications

          o fulfillment services for wireless carriers

          o automotive entertainment and security products

          o automotive electronic accessories o consumer electronics

         The Company generally markets its products under the well-recognized Audiovox brand name, which it has used for over 37 years. The Company was a pioneer in the wireless industry, selling its first vehicle-installed wireless telephone in 1984 as a natural expansion of its automotive aftermarket products business. The Company's extensive distribution network and its long-standing industry relationships have allowed the Company to benefit from growing market opportunities in the wireless industry and to exploit emerging niches in the consumer electronics business.

         The Company operates in two primary markets:

         o Wireless communications. The Wireless Company (Wireless), which accounts for approximately 76% of revenues, sells wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

         o Mobile and consumer electronics. The Electronics Group (Electronics), which accounts for approximately 24% of revenues, sells autosound, mobile video, mobile electronics and consumer electronics primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufacturers (OEMs), independent installers of automotive accessories and the U.S. military.

     The business grew significantly in fiscal 2000, primarily because of increased sales of digital handsets, as the market continued to shift to digital technology from analog technology. However, the transference of technologies slowed during fiscal 2001, and the Company's sales decreased from 2000. Net sales have decreased for Wireless and increased for Electronics as follows:


                                                               Percent
                                    2000            2001        Change
                                   ------          ------       --------
                                       (millions)

Wireless                           $1,426          $  967        (32.2)%
Electronics                           278             301          8.3
                                   ------          ------        --------
      Total                        $1,704          $1,268        (25.6)%
                                   ======          ======        =======

     To remain flexible and limit our research and fixed costs, the Company does not manufacture its products. Instead, the Company has relationships with a broad group of suppliers who manufacture its products. The Company works directly with its suppliers in the design, development and testing of all of its products and performs certain software installation or upgrade for wireless products and some assembly functions for its electronics products.

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

          Enhance and capitalize on the Audiovox brand name. The Company believes that the "Audiovox" brand name is one of its greatest strengths. During the past 37 years, the Company has invested to establish the Audiovox name as a well-known consumer brand for communications and electronics products. The Company's wireless handsets generally bear the Audiovox brand name or are co-branded with a wireless carrier. To further benefit from the Audiovox name, the Company continues to introduce new products using its brand name and licenses its brand name for selected consumer products.

          Expand wireless technology offerings to increase market opportunities. The Company intends to continue to offer an array of technologically-advanced wireless products, including the introduction of personal digital assistants (PDA's) with voice capability in fiscal 2002, using all digital standards. The Company's wide selection of wireless products will allow it to satisfy different carrier demands, both domestically and internationally.

          Capitalize on niche market opportunities in the consumer electronics industry. The Company intends to continue to use its extensive distribution and supply networks to capitalize on niche market opportunities, such as navigation, mobile video, DVD's and cruise controls, in the consumer electronics industry. The Company believes that focusing on high-demand, high-growth niche products results in better profit margins and growth potential for its electronics business.

          Continue to expand international presence. During fiscal 2002, the Company intends to continue to expand its international wireless business as it continues to introduce products compatible with international wireless technologies, such as GSM and CDMA.

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

(b)      Financial Information About Industry Segments

     The Company's industry segments are the Wireless Group and the Electronics Group. Net sales, income before provision for income taxes and total assets attributable to each segment for each of the last three years are set forth in
Note 21 of the Company's consolidated financial statements included herein.

(c)      Narrative Description of Business

                                    Wireless

     Wireless, which accounts for approximately 76% of the Company's revenues, markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

Wireless products and technology

     Wireless sells an array of digital handsets, hand-held computing devices and accessories in a variety of technologies. In fiscal 1999, Wireless expanded its line of digital handsets and increased its digital sales efforts and, for fiscal 1999, digital products represented 56% of Wireless' total unit sales. During fiscal 2000 and 2001, Wireless digital handsets represented 78% and 89%, respectively, of total unit sales. Wireless generally markets its wireless products under the Audiovox brand name or co-brands its products with its carrier customers, such as Verizon Wireless.

     In addition to handsets, Wireless sells a complete line of accessories that includes batteries, hands-free kits, battery eliminators, cases and data cables. In fiscal 2002, Wireless intends to continue to broaden its digital product offerings and introduce handsets with new features such as color LCD's, downloadable ringers and EQII solutions.

Wireless marketing and distribution

     Wireless sells wireless products to wireless carriers and the carrier's respective agents, distributors and retailers. In addition, a majority of its handsets are designed to meet carrier specifications. In fiscal 2000, the five largest wireless customers were Verizon Wireless, AllTel Communications, MCI Worldcom, Brightpoint, Inc. and Canadian Mobility. One of these customers, Verizon Wireless, accounted for 60.3% of Wireless' net sales for fiscal 2000. In fiscal 2001, the five largest wireless customers were Verizon Wireless, PrimeCo Personal Communications LP, Sprint Spectrum LP, Bell Distribution Inc., and Brightpoint, Inc. One of these customers, Verizon Wireless, accounted for 45.4% of Wireless' net sales for fiscal 2001. All of these customers represented 70.6% of Wireless' net sales and 53.9% of consolidated net sales during fiscal 2001.

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

     Wireless operates approximately seven facilities under the name Quintex. In addition, Wireless licenses the trade name Quintex(R) to seven outlets in selected markets in the United States. Wireless also serves as an agent for the following carriers in selected areas: VoiceStream, Nextel, MCI Worldcom, NTelos, AT & T Wireless, Verizon Wireless, Sprint, and Sprint Spectrum LP. For fiscal 2001, revenues from these operations were 4.6% of total Wireless revenues.

     Wireless' policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Florida, New York, California , New Jersey, Canada and Netherlands and from leased facilities located in New York and California.

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

     Wireless believes customer service is an important tool for enhancing its brand name and its relationship with carriers. In order to provide full service to its customers, Wireless warranties its wireless products to the end-user for periods ranging from up to one year for portable handsets to up to three years for mobile car phones. To support its warranties, Wireless has approximately 1,100 independent warranty centers throughout the United States and Canada and has experienced technicians in its warranty repair stations at its headquarters facility. Wireless has experienced customer service representatives who interact directly with both end-users and its customers. These representatives are trained to respond to questions on handset operation and warranty and repair issues.

Wireless suppliers

     Wireless purchases its wireless products from several manufacturers located in Pacific Rim countries, including Japan, China, Korea, Taiwan and Malaysia. In selecting its suppliers, Wireless considers quality, price, service, market conditions and reputation. Wireless generally purchases its products under short-term purchase orders and does not enter into long-term contracts with its suppliers. Wireless considers its relations with its suppliers to be good. Wireless believes that alternative sources of supply are currently available, although there could be a time lag and increased costs if it were to have an unplanned shift to a new supplier.

Wireless competition

     The market for wireless handsets and accessories is highly competitive and is characterized by intense price competition, significant price erosion over the life of a product, demand for value-added services, rapid technological development and industry consolidation of both customers and manufacturers. Currently, Wireless' primary competitors for wireless handsets include Motorola, Nokia, Kyocera and Samsung.

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

     Wireless' products compete primarily on the basis of value in terms of price, features and reliability. There have been several periods of extreme price competition in the wireless industry, particularly when one or more or its competitors has sought to sell off excess inventory by lowering its prices significantly.

     As a result of global competitive pressures, there has been significant consolidation in the domestic wireless industry including:

     o    Cricket and Leap Wireless

     o    Verizon  Wireless:  Bell  Atlantic,   AirTouch   Communications,   GTE
          Mobilnet, PrimeCo Personal Communications LP, Frontier, Ameritech and Vodafone

     o    Cingular Wireless: SBC Communications and Bell South

     o VoiceStream: Expanded into major markets through acquisition of Omnipoint

     o    Telus and Clearnet

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

     The introduction of new products and technological advancements drives growth in the electronics industry. For example, the transition from analog to digital technology is leading to the development of a new generation of consumer electronic products. Some of these products include digital satellite radio, portable DVD, home and mobile video systems, navigation systems and FRS radios.

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

     o autosound products, such as radios, speakers, amplifiers and CD changers

     o mobile video products, including overhead and center console mobile entertainment systems, video cassette players and game options

     o    automotive security and remote start systems

     o    automotive power accessories o navigation systems

         Consumer electronics include:

          o    home and portable stereos

          o    FRS two-way radios

          o    LCD televisions

          o    MP-3 Internet music player/recorders

          o    portable DVD players

     The Electronics Group markets its products under the Audiovox(R) brand name, as well as several other Audiovox-owned trade names that include Prestige(R), Pursuit(R) and Rampage(TM). Sales by the Company's Malaysian, Venezuelan and American Radio subsidiaries fall under the Electronics Group. For the fiscal years ended November 30, 2000 and November 30, 2001, the Electronics Group's sales by product category were as follows:


                                                                         Percent
                                             2000             2001        Change
                                            --------       --------      -------
                                                    (millions)

Mobile electronics                          $  135.6       $  159.6       17.7%
Sound                                           77.8           58.1      (25.3)
Consumer electronics                            61.0           81.2       33.1
Other                                            3.9            2.1      (46.2)
                                            --------       --------      -------
      Total                                 $  278.3       $  301.0        8.2%
                                            ========       ========      ======

     In the future, the Electronics Group will continue to focus its efforts on new technologies to take advantage of market opportunities created by the digital convergence of data, communications, navigation and entertainment products.

Licensing

     In the late 1990's, the Company began to license its brand name for use on selected products, such as home and portable stereo systems. Actual sales of licensed products are not included in the Company's sales figures. However, the Company licensed customers have reported that, for fiscal 2001, they sold $24 million in licensed goods for which the Company received license fees. License sales promote the Audiovox brand name without adding any significant costs. License fees are recognized on a per unit basis upon sale to the end-user and are recorded in other income. License fees in 2001 approximated $0.5 million.

Electronics distribution and marketing

     The Electronics Group sells its electronics products to:

       o      mass merchants
       o      power retailers
       o      chain stores
       o      specialty retailers
       o      distributors
       o      new car dealers
       o      the U.S. military

     The Electronics Group also sells its products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Corporation, Daimler Chrysler, General Motors Corporation and Nissan. OEM projects are a significant portion of the Electronics Group sales, accounting for approximately 7.8% of the Electronics Group's sales in 2001. These projects require a close partnership with the customer as the Electronics Group develops products to their specific requirements. Three of the largest auto makers, General Motors, Daimler Chrysler and Ford require QS registration for all of their vendors. The Electronics Group's Hauppauge facility is both QS 9000 and ISO 9001 registered. In addition, Audiovox Electronics is Q1 rated for the Ford Motor Company.

     In fiscal 2000, the Electronics Group's five largest customers were Nissan, Wal-Mart, Target, Gulf States Toyota and Circuit City. They represented 21.2% of the Electronics Group's net sales. In fiscal 2001, the Electronics Group's five largest customers were Wal-Mart, Target, Ford, KMart, and Circuit City. They represented 26.6% of the Electronics Group's net sales.

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

     The Electronics Group has flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, the Electronics Group ships its products within 24 to 48 hours from the receipt of an order. The Electronics Group makes shipments from public warehouses in Virginia, Nevada, Florida, New Jersey, California and Canada, Venezuela and Malaysia and from leased facilities located in New York.

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

     The Electronics Group provides a warranty to the end-users of its electronics products, generally ranging from 90 days up to the life of the vehicle for the original owner on some of its automobile-installed products. To support its warranties, the Electronics Group has independent warranty centers throughout the United States, Canada, Venezuela and Malaysia. At its Hauppauge facility, the Electronics Group has a customer service group that provides product information, answers questions and serves as a technical hotline for installation help for both end-users and its customers.

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

(d)  Financial  Information  About  Foreign and Domestic  Operations  and Export
     Sales
     ---------------------------------------------------------------------------

     The amounts of net sales and long-lived assets, attributable to each of the Company's geographic segments for each of the last three fiscal years are set forth in Note 21 to the Company's consolidated financial statements included herein. During fiscal 2001, the Company exported approximately $215 million in product sales.

Trademarks

     The Company markets products under several trademarks, including Audiovox(R), Prestige(R), Pursuit(R) and Rampage(TM) . The trademark Audiovox(R) is registered in approximately 66 countries. The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products.

                                  Other Matters
Equity Investments

     The Company has investments in unconsolidated joint ventures which were formed to market its products in specific market segments or geographic areas. The Company seeks to blend its financial and product resources with local operations to expand its distribution and marketing capabilities. The Company believes its joint ventures provide a more cost-effective method of focusing on specialized markets. The Company does not participate in the day-to-day management of these joint ventures. The Company's significant joint ventures are:


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
Bliss-Tel Company,                                             accessories in Thailand.
    Ltd.

Employees

     The Company employs approximately 985 people. The Company's headcount has been relatively stable for the past several years. The Company considers its relations with its employees to be good. No employees are covered by collective bargaining agreements.

Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are listed below. All officers of the Company are elected by the Board of Directors to serve one-year terms. There are no family relationships among officers, or any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. Unless otherwise indicated, positions listed in the table have been held for more than five years.


Name                           Age     Current Position

John J. Shalam                 68      President, Chief Executive Officer and
                                            Chairman of the Board of Directors

Philip Christopher             53      Executive Vice President and a Director

Charles M. Stoehr              55      Senior Vice President, Chief Financial
                                        Officer and a Director

Patrick M. Lavelle             50      Senior Vice President, Electronics
                                        Division and a Director

Ann M. Boutcher                51      Vice President, Marketing and a Director

Richard A. Maddia              43      Vice President, MIS  and a Director

Paul C. Kreuch, Jr.*           63      Director

Dennis F. McManus*             51      Director

Irving Halevy**                85      Director


*Member of the Audit and Compensation Committees
**Member of the Audit Committee

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

     Paul C. Kreuch, Jr. was elected to the Board of Directors in February 1997. Mr. Kreuch is a Managing Director of WJM Associates, Inc., a leading executive development firm. Prior career responsibilities include Executive Vice President of NatWest Bank, N.A. from 1993 to 1996, and, before that, President of National Westminster Bank, USA.

     Dennis F. McManus was elected to the Board of Directors in March 1998. Mr. McManus is currently the Vice President - New Product Marketing at the LSSi Corporation. Prior to that Mr. McManus had been self-employed as a telecommunications consultant. Before that, he was employed by NYNEX Corp. for over 27 years, most recently as a Senior Vice President and Managing Director. Mr. McManus held this position from 1991 through December 31, 1997.

     Irving Halevy served on the Board of Directors from 1987 to 1997 and was re-elected to the Board of Directors in 2001. Mr. Halevy is a retired professor of Industrial Relations and Management at Fairleigh Dickinson University where he taught from 1952 to 1986. He is also a panel member of the Federal Mediation and Conciliation Service.

     All of our executive officers hold office at the discretion of the Board of Directors.

Cautionary Factors That May Affect Future Results

     We have identified certain risk factors that apply to either Audiovox as a whole or one of our specific business units. You should carefully consider each of the following risk factors and all of the other information included or incorporated by reference in this Form 10-K. If any of these risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition, liquidity, or results of operations could be materially adversely affected. If that happens, the market price of our common stock would likely decline, and you may lose all or part of your investment.

We May Not Be Able to Compete Successfully in the Highly Competitive Wireless Industry.

     The market for wireless handsets and accessories is highly competitive and is characterized by:

     o    intense price competition

     o    significant price erosion over the life of a product

     o the demand by wireless carriers for value-added services provided by their suppliers

     o    rapid technological development

     o    industry consolidation

     Our primary competitors for wireless handsets currently are Motorola, Nokia, Kyocera and Samsung. In addition, we compete with numerous other established and new manufacturers and distributors, some of whom sell the same or similar products directly to our customers. Historically, our competitors have also included some of our own suppliers and customers. Many of our competitors offer more extensive advertising and promotional programs than we do.

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

     The market for electronics is highly competitive across all three of our product lines. We compete against many established companies who have substantially greater resources than us. In addition, we compete directly with OEMs, including divisions of well-known automobile manufacturers, in the autosound, auto security, mobile video and accessories industry. Most of these companies have substantially greater financial and other resources than we do. We believe that OEMs have increased sales pressure on new car dealers with whom they have close business relationships to purchase OEM-supplied equipment and accessories. OEMs have also diversified and improved their product lines and accessories in an effort to increase sales of their products. To the extent that OEMs succeed in their efforts, this success would have a material adverse effect on our sales of automotive entertainment and security products to new car dealers.

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

     As a result of the emergence of the digital market, which resulted in the reduction of selling prices of analog hand-held phones, we recorded analog inventory write-downs to market of $8.2 million and $13.5 million in 2000 and 2001, respectively. These write-downs had a material adverse effect on our profitability. During the fourth quarter ended November 30, 2001, the Company recorded inventory write-downs to market of $7.2 million as a result of the reduction of selling prices primarily related to digital hand-held phones during the first quarter of 2002 in anticipation of new digital technologies. There can be no assurance that this will not occur again given the emergence of new technologies.

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

We Depend on a Small Number of Key Customers For a Large Percentage of Our
Sales.

     The wireless industry is characterized by a small number of key customers. In fiscal 1999, 65.9% of our wireless sales were to five customers, and for 2000 73.5% of our wireless sales were to five customers. Our five largest customers accounted for 70.6% of our wireless sales in fiscal 2001, one of which accounted for 45.4% of our wireless sales in fiscal 2001.

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

We Could Lose Customers or Orders as a Result of Consolidation in the Wireless Telecommunications Carrier Industry.

     As a result of global competitive pressures, there has been significant consolidation in the domestic wireless industry:

     o    Cricket and Leap Wireless
     o    Verizon  Wireless:  Bell  Atlantic,   AirTouch   Communications,   GTE
          Mobilnet, Prime Co Personal Communications LP, Frontier, Ameritech and Vodafone
     o    Cingular Wireless: SBC Communications and Bell South
     o VoiceStream: Expanded into major markets through acquisition of Omnipoint
     o    Telus and Clearnet

     Future consolidations could cause us to lose business if any of the new consolidated entities do not perform as they expect to because of integration or other problems. In addition, these consolidations will result in a smaller number of wireless carriers, leading to greater competition in the wireless handset market, and may favor one or more of our competitors over us. This could also lead to fluctuations in our quarterly results. If any of these new entities orders less product from us or elects not to do business with us, it would have a material adverse effect on our business. In fiscal 2001, the five largest wireless customers were Verizon Wireless, PrimeCo. Personal Communications LP, Sprint Spectrum LP, Bell Distribution, Inc. and Brightpoint, Inc. One of these customers, Verizon Wireless, accounted for 45.4% of Wireless' net sales for fiscal 2001. All of these customers represented 70.6% of Wireless' net sales and 53.9% of consolidated net sales during fiscal 2001.

Sales in Our Electronics Business Are Dependent on New Products and Consumer Acceptance.

     Our electronics business depends, to a large extent, on the introduction and availability of innovative products and technologies. Significant sales of new products in niche markets, such as Family Radio Service two-way radios, known as FRS radios, portable DVD players, and mobile video systems, have fueled the recent growth of our electronics business. If we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins will decline.

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

     We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have experienced significant social, political and economic upheaval over the past several years. Because of the large concentrations of our purchases in Pacific Rim countries, particularly Japan, China, Korea, Taiwan and Malaysia, any adverse changes in the social, political, regulatory and economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete before we can sell our inventory.

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

We May Not Be Able to Sustain Our Recent Growth Rates or Maintain Profit
Margins.

     Sales of our wireless products, a large portion of our business that operates on a high-volume, low-margin basis, have varied significantly over the past several years, from approximately $432 million in fiscal 1998 to approximately $1.4 billion for fiscal 2000 back to approximately $967 million in 2001. Sales of our electronics products also increased significantly from approximately $185 million for fiscal 1998 to approximately $301 million for fiscal 2001. We may not be able to continue to achieve this overall revenue growth rate or maintain profit margins because, among other reasons, of increased competition and technological changes as we demonstrated in 2001. In addition, we expect that our operating expenses will continue to increase as we seek to expand our business, which could also result in a reduction in profit margins if we do not concurrently increase our sales proportionately.

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

A Decline in General Economic Conditions Could Lead to Reduced Consumer Demand for the Discretionary Products We Sell.

     Consumer spending patterns, especially discretionary spending for products such as consumer electronics and wireless handsets, are affected by, among other things, prevailing economic conditions, wage rates, inflation, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy or an uncertain economic outlook could have a material adverse effect on our sales. So far, the recent economic slowdown has not materially affected our business. In addition, our mobile electronics business is dependent on the level of car sales in our markets.

We Depend Heavily on Existing Management and Key Personnel and Our Ability to Recruit and Retain Qualified Personnel.

     Our success depends on the continued efforts of John Shalam, Philip Christopher, C. Michael Stoehr and Patrick Lavelle, each of whom has worked with Audiovox for over two decades, as well as our other executive officers and key employees. We do not have employment contracts with any of our executive officers or key employees. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

     In addition, to support our continued growth, we must effectively recruit, develop and retain additional qualified personnel both domestically and internationally. Our inability to attract and retain necessary qualified personnel could have a material adverse effect on our business.

We Are Responsible for Product Warranties and Defects.

     Even though we outsource manufacturing, we provide warranties for all of our products for which we have provided an estimated liability. Therefore, we are highly dependent on the quality of our suppliers. The warranties for our electronics products range from 90 days to the lifetime of a vehicle for the original owner. The warranties for our wireless products generally range from one to three years. In addition, if we are required to repair a significant amount of product, the value of the product could decline while we are repairing the product. In particular, in 1998, a software problem caused us to recall a specific line of analog handsets. After a $1 million reimbursement from the manufacturer for warranty costs, this recall resulted in a net pre-tax charge of $6.6 million to cover the decline in the selling price of the product during the period we were repairing the handsets. We cannot assure you that we will not have similar problems in the future or that our suppliers will reimburse us for any warranty problems.

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

     If our business needs require us to take on additional debt, secure financing or make significant capital expenditures or acquisitions, and we are unable to comply with these restrictions, we would be forced to negotiate with our lenders to waive these covenants or amend the terms of our credit facility. At May 31, 2001, November 30, 2001 and in the first quarter of 2002, the Company was not in compliance with certain of its pre-tax income covenants. The Company received waivers for the May 31, 2001 and February 28, 2002 violations and has not received a waiver for the November 30, 2001 violation related to pre-tax income. Accordingly, the bank obligations of $86,525 have been classified as a current liability on the accompanying consolidated balance sheet. Management is in the process of requesting a waiver for the violation. Subsequent to November 30, 2001, the Company repaid $79,800 of its $86,525 obligation at November 30, 2001, resulting in bank obligations outstanding at March 15, 2002 of $6,725. The Company will violate its pre-tax income covenant if it reports a pre-tax loss for the quarter ended May 31, 2002. Achieving pre-tax income for this quarter is significantly dependant upon the timing of customer acceptance of new technologies, customer demand and the ability of our vendors to supply sufficient quantities to fulfill anticipated customer demand, among other factors. Although we have been able in the past to obtain waivers, we cannot assure you that any future negotiations with our lenders would be successful.

There Are Claims of Possible Health Risks from Wireless Handsets.

     Claims have been made alleging a link between the non-thermal electromagnetic field emitted by wireless handsets and the development of cancer, including brain cancer. The television program 20/20 on ABC reported that several of the handsets available on the market, when used in certain positions, emit radiation to the user's brain in amounts higher than permitted by the Food and Drug Administration. The scientific community is divided on whether there is any risk associated with the use of wireless handsets and, if so, the magnitude of the risk. Unfavorable publicity, whether or not warranted, medical studies or findings or litigation could have a material adverse effect on our growth and financial results.

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

     Several foreign governments have adopted, and a number of U.S. state and local governments are considering or have recently enacted, legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. For example, Ohio and New York have adopted statutes that restricts the use of wireless handsets or requires the use of a hands-free kit while driving. Widespread legislation that restricts or prohibits the use of wireless handsets while operating a vehicle could have a material adverse effect on our future growth.

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

          o    financial crises in foreign countries

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

John J. Shalam, Our President and Chief Executive Officer, Owns a Significant Portion of Our Common Stock and Can Exercise Control over Our Affairs.

     Mr. Shalam beneficially owns approximately 54% of the combined voting power of both classes of common stock. This will allow him to elect our Board of Directors and, in general, to determine the outcome of any other matter submitted to the stockholders for approval. Mr. Shalam's voting power may have the effect of delaying or preventing a change in control of Audiovox.

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

Item 2 - Properties

     As of November 30, 2001, the Company leased a total of twenty-four operating facilities located in nine states. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease. Wireless utilizes eight of these facilities located in California, New York, Virginia and Canada. The Electronics Group utilizes sixteen of these facilities located in California, Florida, Georgia, Massachusetts, New York, Ohio, Tennessee and Texas. These facilities serve as offices, warehouses, distribution centers or retail locations for both Wireless and Electronics.

Additionally, the Company utilizes public warehouse facilities located in Norfolk, Virginia and Sparks, Nevada for its Electronics Group and in Miami, Florida, Toronto, Canada, Farmingdale, New York, Rancho Dominguez, California and Tilburg, Netherlands for its Wireless Group. The Company also owns and leases facilities in Canada, Venezuela and Malaysia for its Electronics Group.

Item 3 - Legal Proceedings

     The Company is currently, and has in the past been, a party to routine litigation incidental to its business. During 2001, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. There are various procedural motions pending and no discovery has been conducted to date. The Company has asserted indemnification claims against the manufacturers of the hand-held wireless telephones. The Company is vigorously defending these class action lawsuits. The Company does not expect the outcome of any pending litigation to have a material adverse effect on its consolidated financial position.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

Item 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
          Matters
-------------------------------------------------------------------------------

Summary of Stock Prices and Dividend Data

     The Class A Common Stock of Audiovox are traded on the Nasdaq Stock Market under the symbol VOXX. No dividends have been paid on the Company's common stock. The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and Capital Resources of Management's Discussion and Analysis). There are approximately 522 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Class A Common Stock


                                                                         Average
                                                                         Daily
                                                                         Trading
Fiscal Period                             High               Low         Volume
-------------                             ----               ---         ------

2000
   First Quarter                           65.50              25.00      443,904
   Second Quarter                          72.50              16.63      713,149
   Third Quarter                           30.94              13.69      740,123
   Fourth Quarter                          18.88               9.00      355,056

2001
   First Quarter                           14.13                         373,083
   Second Quarter                          12.13               7.28      162,019
   Third Quarter                           12.10               8.37       82,509
   Fourth Quarter                           9.39               5.90      105,022




Item 6 - Selected Financial Data

Years ended November 30, 1997, 1998, 1999, 2000 and 2001:
(Dollars in thousands, except per share data)


                                               1997          1998        1999         2000           2001
                                               ----          ----        ----         ----           ----

Net sales                                 $   640,681   $   618,237   $ 1,161,533   $ 1,704,459   $ 1,267,746
Income (loss) before extraordinary item        21,022         2,972        27,246        25,040        (8,209)
Extraordinary item                               --            --            --           2,189          --
Net income (loss)                              21,022         2,972        27,246        27,229        (8,209)
Net income (loss) per common share
   before extraordinary item:
   Basic                                         1.11          0.16          1.43          1.17         (0.38)
   Diluted                                       1.09          0.16          1.39          1.11         (0.38)
Net income (loss) per common share:
   Basic                                         1.11          0.16          1.43          1.27         (0.38)
   Diluted                                       1.09          0.16          1.39          1.21         (0.38)
Total assets                                  289,827       279,679       475,083       501,887       533,368
Long-term obligations, less current
   installments                                38,996        33,724       122,798        23,468        10,040
Stockholders' equity                          187,892       177,720       216,744       330,503       321,946


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

     The Company markets its products under the Audiovox brand name as well as private labels to a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. Wireless consists of Audiovox Communications Corp. (ACC), a 95%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories on a wholesale basis to wireless carriers primarily in the United States and, to a lesser extent, carriers overseas. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service.

     The Electronics Group consists of two wholly-owned subsidiaries, Audiovox Electronics Corporation (AEC) and American Radio Corp., and three majority-owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings
(M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios, in-vehicle video systems, flat-screen televisions, DVD's and navigation systems. Sales are made through an extensive distribution network of mass merchandisers, power retailers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis.

     The Company allocates interest and certain shared expenses to the marketing groups based upon both actual and estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.

     From fiscal 1996 through 2001, several major events and trends have affected the Company's results and financial conditions.

     Wireless increased its handset sales from 2.1 million units in fiscal 1996 to an all-time high of 8.9 million units in fiscal 2000 back to 7.0 million units in 2001. This overall growth in unit sales from

1996 was primarily due to:

     o the introduction of digital technology, which has allowed carriers to significantly increase subscriber capacity

     o    reduced cost of service and expanded feature options

     During this period, Wireless' unit gross profit margin declined due to continued strong competition. Wireless' gross margin dollars has significantly increased overall due to the overall large increases in net sales.

     Sales by the Electronics Group were $188.4 million in 1996 and $193.9 million in 1997, but declined in 1998 to $185.0 million, primarily due to the financial crisis in Asia, particularly Malaysia. Sales for fiscal 1999, fiscal 2000 and fiscal 2001 were $242.5 million, $278.3 million and $301.0 million, respectively. During this period, the Company's sales were impacted by the following items:

     o the growth of our consumer electronic products business from $2.9 million in fiscal 1996 to $81.2 million in fiscal 2001
     o the introduction of mobile video entertainment systems and other new technologies
     o    the Asian financial crisis in 1998
     o    growth of OEM business

     Gross margins in the Company's electronics business increased from 18.9% in 1996 to 20.3% for fiscal 2001 due, in part, to higher margins in mobile video products, other new technologies and products and the growth of the international business.

     The Company's total operating expenses have increased at a slower rate than sales since 1996. Total operating expenses were $83.3 million in 1996 and $111.1 million in 2001. The Company has invested in management systems and improved its operating facilities to increase its efficiency.

     During  the  period  1996  to  2001,   the  Company's   balance  sheet  was
strengthened by the conversion of its $65 million 6 1/4% subordinated convertible debentures due 2001 into approximately 9.7 million shares of Class A common stock, the gain, net of taxes, of $23.7 million from the sale of CellStar stock held by the Company and the 2.3 million share follow-on offering in which the Company received $96.6 million net proceeds.

     All financial information, except share and per share data, is presented in thousands.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (SEC), requires all companies to include a discussion of critical accounting policies or method used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

     In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

General

     The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment and passage of title to the customer. The Company also records an estimate of returns. Management continuously monitors and tracks such product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. While such returns have historically been within management's expectations, a significant product return was recorded in 2001, which was netted against revenue. The Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Although the Company generally does not give price protection to its customers, on occasion, the Company will offer such price protection to its customers. The Company accrues for price protection when such agreements are entered into with its customers, which was netted against revenue. There can be no assurances that the Company will not need to offer price protection to its customers in the future. Any significant price protection agreements or increase in product returns could have a material adverse impact on the Company's operating results for the period or periods in which such price protection is offered or returns materialize.

Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company's reserve for estimated credit losses at November 30, 2001 was $5.6 million. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Since the Company's accounts receivable is concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivables and future operating results. See

Cautionary Factors That May Affect Future Results - We Depend on a Small Number of Key Customers For a Large Percentage of Our Sales.

Trade and Promotional Allowances

     The Company offers trade and promotional co-operative advertising allowances, market development funds and volume incentive rebates to certain of its customers. These arrangements allow customers to take deductions against amounts owed to the Company for product purchases or entitle them to receive a payment from the Company. The Company negotiates varying terms regarding the amounts and types of arrangements dependant upon the products involved, customer or type of advertising. These arrangements are made primarily on a verbal basis. The Company initially accrues for all of its co-operative advertising allowances, market development funds and volume incentive rebates as this represents the Company's full obligation. With respect to the volume incentive rebates, the customers are required to purchase a specified volume of a specified product. The Company accrues for the rebate as product is shipped. When specified volume levels are not achieved, and, therefore, the customer is not entitled to the funds, the Company revises its estimate of its liability. The accrual for co-operative advertising allowances, market development funds and volume incentive rebates at November 30, 2001 was $10.4 million. The Company continuously monitors the requests made by its customers and revises its estimate of the liability under these arrangements based upon the likelihood of its customers not requesting the funds. The Company's estimates of amounts requested by its customers in connection with these arrangements may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. In the future, if the liability for these arrangements is determined to be overstated, the Company would be required to recognize such additional operating income at the time such determination is made. Likewise, if the liability for these arrangements is determined to be understated, the Company would be required to recognize such additional operating expenses at the time the customer makes such requests. Therefore, although the Company makes every effort to ensure the accuracy of its estimates, any significant unanticipated changes in the purchasing volume of its customers could have a significant impact on the liability and the Company's reported operating results.

Inventories

     The Company values its inventory at the lower of the actual cost to purchase and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand. As demonstrated in recent years, demand for the Company's products can fluctuate significantly. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, the Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In such situations, the Company generally does not obtain price protection from its vendors, however, on occasion, the Company has received price protection which reduces the cost of inventory. There can be no assurances that the Company will be successful in negotiating such price protection from its vendors in the future. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over- reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and its reported operating results. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market. In particular, at November 30, 2001, the Company had on hand 575,000 units of a certain phone model, which , after write-down, was valued at $75,423. In the near future, the Company expects to introduce a new model, as well as new technologies and, therefore, no guarantee can be made that further reductions in the carrying value of this model or any other models will not be required. See Cautionary Factors That May Affect Future Results - Our Success Depends on Our Ability to Keep Pace with Technological Advances in the Wireless Industry.

Warranties

     The Company offers warranties of various lengths to its customers depending upon the specific product. The Company's standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. The Company records an estimate for warranty related costs based upon its actual historical return rates and repair costs at the time of sale, which are included in cost of sales. The estimated liability for future warranty expense amounted to $9.2 million at November 30, 2001, which has been included in accrued expenses and other current liabilities. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair the Company's products, could have a material adverse impact on its operating results for the period or periods in which such returns or additional costs materialize.

Results of Operations

     The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:


                                                              Percentage of Net Sales
                                                             Years Ended November 30,
                                                         --------------------------------
                                                             1999    2000       2001
                                                             ----    ----       ----
Net sales:
     Wireless
        Wireless products                                    76.2%     81.7%     73.9%
        Activation commissions                                2.1       1.7       2.1
        Residual fees                                         0.3       0.1       0.2
        Other                                                 0.5       0.2       0.1
                                                             -----     -----     -----
           Total Wireless                                    79.1      83.7      76.3
                                                             -----     -----     -----

     Electronics
        Mobile electronics                                   10.1       7.9      12.6
        Sound                                                 7.1       4.6       4.6
        Consumer electronics                                  3.3       3.6       6.4
     Other                                                    0.3       0.2       0.1
                                                            -----     -----     -----
           Total Electronics                                 20.9      16.3      23.7
                                                            -----     -----     -----

           Total net sales                                  100.0     100.0     100.0
Cost of sales                                               (88.4)    (91.0)    (92.1)
                                                            -----     -----     -----
Gross profit                                                 11.6       9.0       7.9

Selling                                                      (3.2)     (2.7)     (3.2)
General and administrative                                   (3.8)     (2.9)     (3.7)
Warehousing, assembly and repair                             (1.3)     (1.1)     (1.9)
                                                            -----     -----     -----
        Total operating expenses                             (8.3)     (6.7)     (8.8)
                                                            -----     -----     -----
Operating income (loss)                                       3.3       2.3      (0.9)
Interest and bank charges                                    (0.4)     (0.4)     (0.5)
Equity in income in equity investments                        0.3       0.2       0.3
Gain on sale of investments                                   0.3       0.1       --
Gain on hedge of available-for-sale securities                --        0.1       --
Gain on issuance of subsidiary shares                         0.3       --        --
Other, net                                                   (0.2)      0.1       0.1
                                                            -----     -----     -----
Income (loss) before provision for (recovery of) income
     taxes                                                    3.6       2.4      (1.0)
(Provision for) recovery of income taxes                     (1.3)     (0.9)     (0.4)
Extraordinary item                                            --           0.1    --
                                                             -----     -----     -----
Net income (loss)                                            2.3 %     1.6 %     (0.6)%
                                                             =====     =====     =====




     The net sales and percentage of net sales by product line and marketing group for the fiscal years ended November 30, 1999, 2000 and 2001 are reflected in the following table. Certain reclassifications and recaptionings have been made to the data for periods prior to fiscal 2001 in order to conform to fiscal 2001 presentation.


                                                                Fiscal Year Ended November 30,
                                   -----------------------------------------------------------------------------------------
                                  1999              2000                2001
                           ------------------  --------------------  ---------------------

Net sales:
     Wireless
   Products               $  885,130      76.2% $1,391,741      81.7% $  936,734      73.9%
   Activation
     commissions              24,412       2.1      28,983       1.7      26,879       2.1
   Residual fees               2,939       0.3       1,852       0.1       2,396       0.2
   Other                       6,197       0.5       3,619       0.2         692       0.1
                          ----------      -----  ----------     -----  ----------    -----
      Total Wireless         918,678      79.1   1,426,195      83.7     966,701      76.3
                          ----------      -----  ----------     -----  ----------    -----
Electronics
   Mobile electronics        117,946      10.1     135,557       7.9     159,619      12.6
   Sound                      82,800       7.1      77,790       4.6      58,104       4.6
   Consumer electronics       38,150       3.3      60,968       3.6      81,161       6.4
   Other                       3,959       0.3       3,949       0.2       2,161       0.1
                          ----------      -----  ----------     -----  ----------    -----
      Total Electronics      242,855      20.9     278,264      16.3     301,045      23.7
                          ----------     -----  ----------     -----  ----------    -----
      Total               $1,161,533     100.0% $1,704,459     100.0% $1,267,746     100.0%
                          ==========     =====  ==========     =====  ==========     =====


Fiscal 2000 Compared to Fiscal 2001
Consolidated Results

     Net sales for fiscal 2001 were $1,267,746, a 25.6% decrease from net sales of $1,704,459 in fiscal 2000. Wireless Group sales were $966,701 in fiscal year 2001, a 32.2% decrease from sales of $1,426,195 in fiscal 2000. Unit sales of wireless handsets decreased 21.4% to approximately 7,000,000 units in fiscal 2001 from approximately 8,909,000 units in fiscal 2000. The average selling price of the Company's handsets decreased to $127 per unit in fiscal 2001 from $150 per unit in fiscal 2000.

     Electronics Group sales were $301,045 in fiscal 2001, an 8.2% increase from sales of $278,264 in fiscal 2000. This increase was largely due to increased sales in the mobile video and consumer electronics product lines. Sales by the Company's international subsidiaries increased 6.2% in fiscal 2001 to approximately $28.0 million, primarily due to a 41.7% increase in Venezuela, partially offset by a 17.8% decrease in Malaysia.

     Gross profit margin for fiscal 2001 was 7.9%, compared to 9.0% in fiscal 2000. This decline in profit margin resulted primarily from $20,650 of inventory write-downs to market and margin reductions in Wireless attributable to increased sales of digital products, which have lower margins offset by the reimbursement of $4,550 received from a manufacturer for upgrades. Due to specific technical requirements of individual carrier customers, carriers place large purchase commitments for digital handsets with Wireless, which results in a lower selling price which then lowers gross margins.

     Operating expenses were $111,075 in fiscal 2001, compared to $113,844 in fiscal 2000. As a percentage of net sales, operating expenses increased to 8.8% in fiscal 2001 from 6.7% in fiscal 2000. Operating loss for fiscal 2001 was $10,537, compared to operating income of $38,524 in 2000.

     During 2000, the Company also recorded an extraordinary gain of $2,189 in connection with the extinguishment of debt.

     Net loss for fiscal 2001 was $8,209 compared to net income of $27,229 in fiscal 2000. Loss per share was $(0.38), basic and diluted compared to $1.17, basic, and $1.11, diluted, and $1.27, basic and $1.21, diluted after extraordinary item, in fiscal 2000.

Wireless Results

     The following table sets forth for the fiscal years indicated certain statements of operations data for Wireless expressed as a percentage of net sales:


                                  2000                  2001

Net sales:
     Wireless products        $ 1,391,741       97.6%  $ 936,734       96.9%
     Activation commissions        28,983        2.0      26,879        2.8
     Residual fees                  1,852        0.1       2,396        0.2
     Other                          3,619        0.3         692        0.1
                              -----------    -----     ---------    -----
         Total net sales        1,426,195      100.0     966,701      100.0
Gross profit                       93,184        6.5      39,176        4.1
Total operating expenses           54,524        3.8      49,219        5.1
                              -----------    -----     ---------    -----
Operating income (loss)            38,660        2.7     (10,043)      (1.0)
Other expense                      (7,663)      (0.5)     (7,689)      (0.8)
                              -----------    -----     ---------    -----
Pre-tax income (loss)         $    30,997        2.2%  $ (17,732)      (1.8)%
                              ===========    =====     =========    =====

         Wireless is composed of ACC and Quintex, both subsidiaries of the


Company.

     Net sales were $966,701 in fiscal 2001, a decrease of $459,494, or 32.2%, from fiscal 2000. Unit sales of wireless handsets decreased by 1,909,000 units in fiscal 2001, or 21.4%, to approximately 7,000,000 units from 8,909,000 units in fiscal 2000. This decrease was attributable to decreased sales of both analog and digital handsets which was due to delayed digital product acceptances by our customers and slower sales. The average selling price of handsets decreased to $127 per unit in fiscal 2001 from $150 per unit in fiscal 2000. Unit gross profit margins decreased to 3.1% in fiscal 2001 from 5.7% in fiscal 2000, reflecting an increase in average unit cost. During 2000 and 2001, Wireless adjusted the carrying value of its analog inventory by recording write-downs to market of $8,152 and $13,500, respectively. These charges enabled Wireless to effectively exit the active analog hand-held market. However, even as Wireless and the wireless communications market continues to shift away from analog to digital technology, Wireless will continue, upon request by its customers, to sell analog telephones on a limited basis to specific customers to support specific carrier programs. During the fourth quarter ended November 30, 2001, Wireless adjusted the carrying value of certain digital inventory by recording a write-down to market of $7,150. During the quarter ended November 30, 2001, the Company recorded a reduction to cost of sales of approximately $4,550 for reimbursement from a manufacturer for upgrades performed in 2001 on certain digital phones which partially offset the decline in margins.

     Operating expenses decreased to $49,219 in fiscal 2001 from $54,524 in fiscal 2000. As a percentage of net sales, however, operating expenses increased to 5.1% during fiscal 2001 compared to 3.8% in fiscal 2000. Selling expenses decreased in fiscal 2001 from fiscal 2000, primarily in divisional marketing expenses. During 2000 and 2001, $8,265 and $12,820, respectively, was recorded in income as a result of changes in the estimated amount due under accrued market development and cooperative advertising programs. This decrease was partially offset by an increase in commissions. General and administrative expenses decreased in fiscal 2001 from fiscal 2000, primarily in bad debt expense, partially offset by increases in office salaries and travel. Warehousing, assembly and repair expenses increased in fiscal 2001 from fiscal 2000, primarily in direct labor. Pre-tax loss for fiscal 2001 was $(17,732), a decrease of $48,729 from fiscal 2000.

     Management believes that the wireless industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future as new competitors enter the marketplace. Also, timely delivery and carrier acceptance of new product could affect our quarterly performance. Suppliers have to continually add new products in order for the Company to improve margins. The change to 1XXT and GPS phones requires extensive testing and software development which could delay entry into the market and affect our digital sales in the future. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market.

Electronics Results

     The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:




                               2000                   2001


Net sales:
     Mobile electronics     $ 135,557       48.7%  $ 159,619       53.0%
     Sound                     77,790       27.9      58,104       19.3
     Consumer electronics      60,968       21.9      81,161       27.0
     Other                      3,949        1.5       2,161        0.7
                            ---------      -----   ---------      -----
        Total net sales       278,264      100.0     301,045      100.0
Gross profit                   60,066       21.6      61,225       20.3
Total operating expenses       43,360       15.6      48,491       16.1
                            ---------      -----   ---------      -----
Operating income               16,706        6.0      12,734        4.2
Other expense                  (1,937)      (0.7)       (178)        --
                            ---------      -----   ---------      -----
Pre-tax income              $  14,769        5.3%  $  12,556        4.2%
                            =========      =====   =========      =====

     Net sales were $301,045 in fiscal 2001, an 8.2% increase from net sales of $278,264 in fiscal 2000. Mobile and consumer electronics' sales increased over last year, partially offset by a decrease in sound. Mobile electronics increased $24,062 (17.8%) during 2001 from 2000. Sales of mobile video within the mobile electronics category increased over 27% in fiscal 2001 from fiscal 2000. Consumer electronics increased 33.1% to $81,161 in fiscal 2001 from $60,968 in fiscal 2000. These increases were due to the introduction of new product lines in both categories. These increases were partially offset by a decrease in the sound category, particularly SPS, AV, private label and Prestige audio lines.

     Gross profit margins decreased to 20.3% in fiscal 2001 from 21.6% in fiscal 2000, primarily in AV, Private Label and Prestige Security, partially offset by an increase in Prestige Audio and international operations.

     Operating expenses were $48,491 in fiscal 2001, an 11.8% increase from operating expenses of $43,360 in fiscal 2000. As a percentage of net sales, operating expenses increased to 16.1% during fiscal 2001 compared to 15.6% in fiscal 2000. Selling expenses increased during fiscal 2001, primarily in commissions, advertising and divisional marketing. General and administrative expenses increased from fiscal 2000, mostly in office salaries, insurance, bad debt, depreciation and amortization. Warehousing and assembly expenses increased in fiscal 2001 from fiscal 2000, primarily due to field warehousing expense and direct labor. Pre-tax income for fiscal 2001 was $12,556, a decrease of $2,213 from fiscal 2000.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, certain of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Other Income and Expense

     Interest expense and bank charges decreased $388 during fiscal 2001 from fiscal 2000, primarily due to decreased interest rates on similar borrowing levels.

     Equity in income of equity investees increased by approximately $1,014 for fiscal 2001 compared to fiscal 2000. The majority of the increase was due to increases in the equity income of ASA.

     In addition, there were several non-recurring transactions which resulted in other income of $3,886 in fiscal 2000.

Provision for Income Taxes

     The effective tax expense rate for 2000 was 37.3%. The effective tax benefit rate in 2001 was 32.4%. The decrease in the effective tax rate is due to the Company having a loss in 2001 for federal purposes combined with state tax expense on certain profitable subsidiaries.

Fiscal 1999 Compared to Fiscal 2000
Consolidated Results

     Net sales for fiscal 2000 were $1,704,459, a 46.7% increase from net sales of $1,161,533 in fiscal 1999. Wireless Group sales were $1,426,195 in fiscal year 2000, a 55.2% increase from sales of $918,678 in fiscal 1999. Unit sales of wireless handsets increased 46.9% to approximately 8,909,000 units in fiscal 2000 from approximately 6,067,000 units in fiscal 1999. The average selling price of the Company's handsets increased to $150 per unit in fiscal 2000 from $140 per unit in fiscal 1999.

     Electronics Group sales were $278,264 in fiscal 2000, a 14.6% increase from sales of $242,855 in fiscal 1999. This increase was largely due to increased sales in the mobile video and consumer electronics product lines. Sales by the Company's international subsidiaries increased 2.8% in fiscal 2000 to approximately $25.8 million as a result of improvements in the Malaysian subsidiary.

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

Wireless Results

     The following table sets forth for the fiscal years indicated certain statements of income data for Wireless expressed as a percentage of net sales:



                                 1999                  2000


Net sales:
     Wireless products        $ 885,130       96.3% $ 1,391,741       97.6%
     Activation commissions      24,412        2.7       28,983        2.0
     Residual fees                2,939        0.3        1,852        0.1
     Other                        6,197        0.7        3,619        0.3
                              ---------    -----    -----------    -----
         Total net sales        918,678      100.0    1,426,195      100.0
Gross profit                     81,679        8.9       93,184        6.5
Total operating expenses         44,248        4.8       54,524        3.8
                              ---------    -----    -----------    -----
Operating income                 37,431        4.1       38,660        2.7
Other expense                    (6,176)       0.7       (7,663)      (0.5)
                              ---------    -----    -----------    -----
Pre-tax income                $  31,255        3.4% $    30,997        2.2%
                              =========    =====    ===========    =====

     Wireless is composed of ACC and Quintex, both subsidiaries of the Company.

     Net sales were $1,426,195 in fiscal 2000, an increase of $507,517, or 55.3%, from fiscal 1999. Unit sales of wireless handsets increased by 2,842,000 units in fiscal 2000, or 46.9%, to approximately 8,909,000 units from 6,067,000 units in fiscal 1999. This increase was attributable to sales of portable, digital products. The addition of a new supplier also provided a variety of new digital, wireless products that contributed to the sales increase. The average selling price of handsets increased to $150 per unit in fiscal 2000 from $140 per unit in fiscal 1999. The number of new wireless subscriptions processed by Quintex increased 30.9% in fiscal 2000, with a corresponding increase in activation commissions of approximately $4,571 in fiscal 2000. The average commission received by Quintex per activation decreased by approximately 9.3% in fiscal 2000 from fiscal 1999 due to changes within the commission structure with the various carriers. Unit gross profit margins decreased to 5.7% in fiscal 2000 from 7.8% in fiscal 1999, reflecting an increase in average unit cost, partially offset by an increase in selling prices. During 2000, Wireless adjusted the carrying value of its analog inventory by recording an $8,152 cost reduction. This charge will enable Wireless to effectively exit the active analog market. However, even as Wireless and the wireless communications market continues to shift away from analog to digital technology, Wireless will continue to sell analog telephones on a limited basis to specific customers to support specific carrier programs.

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

Electronics Results

     The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:



                                 1999                  2000


Net sales:
     Mobile electronics     $ 117,946       48.6%  $ 135,557       48.7%
     Sound                     82,800       34.1      77,790       27.9
     Consumer electronics      38,150       15.7      60,968       21.9
     Other                      3,959        1.6       3,949        1.5
                            ---------    -----     ---------    -----
        Total net sales       242,855      100.0     278,264      100.0
Gross profit                   53,025       21.9      60,066       21.6
Total operating expenses       38,645       15.9      43,360       15.6
                            ---------    -----     ---------    -----
Operating income               14,380        5.9      16,706        6.0
Other expense                  (3,021)      (1.2)     (1,937)      (0.7)
                            ---------    -----     ---------    -----
Pre-tax income              $  11,359        4.7%  $  14,769        5.3%
                            =========    =====     =========    =====

     Net sales were $278,264 in fiscal 2000, a 14.6% increase from net sales of $242,855 in fiscal 1999. Mobile and consumer electronics' sales increased over last year, partially offset by decreases in sound and other. Mobile electronics increased 14.9% to $135,557 during 2000 from 1999. Sales of mobile video within the mobile electronics category increased over 40% in fiscal 2000 from fiscal 1999. Consumer electronics increased 59.8% to $60,968 in fiscal 2000 from $38,150 in fiscal 1999. These increases were due to the introduction of new product lines in both categories. These increases were partially offset by a decrease in the sound category, particularly SPS, AV, private label and Prestige audio lines.

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

     Equity in income of equity investees, net, decreased by approximately $1,685 for fiscal 2000 compared to fiscal 1999. The majority of the decrease was due to decreases in the equity income of ASA and TALK. The decrease in ASA was due to a decrease in sales of mobile video products. The decrease in TALK was due to a change from analog to GSM within the wireless marketplace. During fiscal 2000, the Company disposed of its equity investment in TALK.

     During 1999, the Company recorded an other-than-temporary decline in market value of its Shintom common stock in the amount of $1,953 and a related deferred tax benefit of $761. The write- down has been recorded as a component of other expense in the consolidated statements of operations.

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

     During 2000, the Company sold 200,000 shares of its CellStar common stock yielding net proceeds of $851 and a gain of $537. In connection with the sale of the shares, the Company recognized $1,499 ($929 net of taxes) representing the net gain on the hedge of the available-for-sale securities (See Note 20(a)(2) to the consolidated financial statements for further discussion).

     On March 31, 1999, Toshiba Corporation, a major supplier, purchased 5% of the Company's subsidiary, ACC, a supplier of wireless products for $5,000 in cash. The Company currently owns 95% of ACC; prior to the transaction, ACC was a wholly-owned subsidiary. As a result of the issuance of ACC's shares, the Company recognized a gain of $3,800 ($2,470 net of deferred taxes) during 1999.

Provision for Income Taxes

     The effective tax rate for 1999 and 2000 was 36.2% and $37.3%, respectively. The increase in the effective tax rate was due to increased foreign taxes offset by a decrease in the valuation allowance and a decrease in state income taxes.

Liquidity and Capital Resources

     The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. As of November 30, 2001, the Company had working capital (defined as current assets less current liabilities) of $282,913, which includes cash of $3,025 compared with working capital of $305,105 at November 30, 2000, which includes cash of $6,431. Operating activities used approximately $74,076, primarily from an increase in inventory and a decrease in accounts payable, accrued expenses and other current liabilities, partially offset by a decrease in accounts receivable. Investing activities provided approximately $2,026, primarily from proceeds from distribution from an equity investee, partially offset by the purchase of property, plant and equipment. Financing activities provided approximately $68,685, primarily from borrowings from bank institutions.

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

     The Company's principal source of liquidity is its revolving credit agreement which expires July 27, 2004. The credit agreement provides for $250,000 of available credit, including $15,000 for foreign currency borrowings. The continued availability of this financing is dependent upon the Company's operating results which would be negatively impacted by a decrease in demand for the Company's products.

     Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC. As of November 30, 2000, availability of credit under the credit agreement is a maximum aggregate amount of $250,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. At November 30, 2001, the amount of unused available credit is $78,551. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts. In addition, the Company guarantees the borrowings of one of its equity investees at a maximum of $300.

     The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     At May 31, 2001, November 30, 2001 and in the first quarter of 2002, the Company was not in compliance with certain of its pre-tax income covenants. The Company received waivers for the May 31, 2001 and February 28, 2002 violations and has not received a waiver for the November 30, 2001 violation related to pre-tax income. Accordingly, the bank obligations of $86,525 have been classified as a current liability on the accompanying consolidated balance sheet. Management is in the process of requesting a waiver for the violation. Subsequent to November 30, 2001, the Company repaid $79,800 of its $86,525 obligation at November 30, 2001, resulting in bank obligations outstanding at March 15, 2002 of $6,725. The Company will violate its pre-tax income covenant if it reports a pre-tax loss for the quarter ended May 31, 2002. Achieving pre-tax income for this quarter is significantly dependant upon the timing of customer acceptance of new technologies, customer demand and the ability of our vendors to supply sufficient quantities to fulfill anticipated customer demand, among other factors. While the Company was able to obtain waivers for such violations in 2001 and for the first quarter ended February 28, 2002, there can be no assurance that future negotiations with the lenders would be successful, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with the other credit facilities described below.

     The Company also has revolving credit facilities in Malaysia to finance additional working capital needs. As of November 30, 2001, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximately $5,242. The Malaysian credit facilities are partially secured by the Company under three standby letters of credit of $1,300, $800 and $1,400 and are payable on demand or upon expiration of the standby letters of credit which expire on January 15, 2002, August 31, 2002 and August 31, 2002, respectively. The Company renewed the January 15, 2002 letter of credit. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd.

     The Company also has revolving credit facilities in Venezuela to finance additional working capital needs. The Venezuelan credit facility is secured by the Company under a standby letter of credit in the amount of $3,500 which expires on May 31, 2002 and is payable upon demand or upon expiration of the standby letter of credit.

     The Company also has a revolving credit facility in Brazil to finance additional working capital needs. The Brazilian credit facility is secured by the Company under a standby letter of credit in the amount of $100, which expires on October 1, 2002 and is payable on demand or upon expiration of the standby letter of credit. At November 30, 2001, outstanding obligations under the credit facility were $254 Brazilian Bolivars ($100), and interest on the credit facility ranged from 24% to 27%.

     At November 30, 2001, the Company had outstanding standby letters of credit aggregating $604 which expires on various dates from May 10, 2002 to July 31, 2002.

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At November 30, 2001, such obligations and commitments are as follows:



                                           Payments Due By Period
                            ----------------------------------------------------
Contractual Cash                    Less than                       After
   Obligations              Total     1 Year   1-3 Years 4-5 Years  5 years


Capital lease obligations   $14,758   $  553   $1,659   $1,137   $11,409
Operating leases              5,297    2,045    3,075      177      --
Other current
   obligations                5,267    5,267     --       --        --
                            -------   ------   ------   ------   -------
Total contractual cash
  obligations               $25,322   $7,865   $4,734   $1,314   $11,409
                            =======   ======   ======   ======   =======

                            Amount of Commitment
                            Expiration per period
                  ---------------------------------------------------
Other             Total
Commercial        Amounts     Less than  1-3     4-5      Over
Commitments       Committed   1 Year    Years    Years    5 years
-----------       ---------   --------  ------   ------   -------

Lines of credit    $ 92,213   $ 92,213    --     -       --
Standby letters
   of credit          7,704      7,704    --     -      --
Guarantees              300        300    --     -      --
Commercial
   letters of
   credit            37,635     37,635    --     -      --
                   --------   --------   -----   -       -
Total commercial
commitments        $137,852   $137,852   $--     -      --
                   ========   ========   =====   =      ===


     The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, the Company evaluates possible acquisitions of, or investments in, businesses that are complementary to those of the Company, which transaction may requires the use of cash. The Company believes that its cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, the Company may require additional funds in the future to support its working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to the Company when required.

Related Party Transactions

     The Company has entered into several related party transactions which are described below.

Leasing Transactions

     During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and chief executive officer, which is the headquarters of the Wireless operation. Payments on the lease were based upon the construction costs of the building and the then-current interest rates. In connection with the capital lease, the Company paid certain costs on behalf of its principal stockholder and chief executive officer in the amount of $1,301. During 2000 and 2001, $800 was repaid to the

Company.

     During 1998, the Company entered into a sale/leaseback transaction with its principal stockholder and chief executive officer for $2,100 of equipment, which has been classified as an operating lease. The lease is a five-year lease with monthly payments of $34. No gain or loss was recorded on the transaction as the book value of the equipment equaled the fair market value.

     The Company also leases certain facilities from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximately prevailing market rates. Total lease payments required under the leases for the five-year period ending November 30, 2005 are $2,919.

Amounts Due from Officers

     During 2000, the Company advanced $620 to an officer/director of the Company which has been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. On December 1, 2000, the Company obtained an unsecured note in the amount of $620 for the advance. The note, which bears interest at the LIBOR rate, to be adjusted quarterly, plus 1.25% per annum, was due, principle and interest, on November 30, 2001. Subsequently, the note was reissued for $651, including accrued interest, under the same terms, due November 30, 2002. In addition, the Company has outstanding notes due from various officers of the Company aggregating $235 as of November 30, 2001, which have been included in other assets on the accompanying consolidated balance sheet. The notes bear interest at the LIBOR rate plus 0.5% per annum. Principle and interest are payable in equal annual installments beginning July 1, 1999 through July 1, 2003.

Transactions with Shintom and TALK

     In April 2000, AX Japan purchased land and a building (the Property) from Shintom Co., Ltd. (Shintom) for 770,000,000 Yen (approximately $7,300) and entered into a leaseback agreement whereby Shintom has leased the Property from AX Japan for a one-year period. This lease is being accounted for as an operating lease by AX Japan. Shintom is a stockholder who owns all of the outstanding preferred stock of the Company and is a manufacturer of products purchased by the Company through its previously- owned equity investment, TALK Corporation (TALK). The Company currently holds stock in Shintom and has previously invested in Shintom convertible debentures.

     The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building have been included in property, plant and equipment, and the loans have been recorded as notes payable on the accompanying consolidated balance sheet as of November 30, 2001 . Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bear interest at 5% per annum, and principle is payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl are subordinated completely to the loan from the Company, and, in liquidation, the Company receives payment first.

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

     AX Japan had the option to delay the repayment of the loans for an additional six months if Shintom extended its options to repurchase the Property or stock of AX Japan. In September 2000, Shintom extended its option to repurchase the Property and AX Japan delayed its repayment of the loans for an additional six months.

     In March 2001, upon the expiration of the additional six-month period, the Company and Shintom agreed to extend the lease for an additional one-year period. In addition, Shintom was again given the option to purchase the Property or shares of stock of AX Japan after the expiration of a six-month period or extend the option for one additional six-month period. AX Japan was also given the option to delay the repayment of the loans for an additional six months if Shintom extended its option for an additional six months.

     The Company engages in transactions with Shintom and TALK. TALK, which holds world-wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand and several mid-eastern countries. Through October 2000, the Company held a 30.8% interest in TALK. The Company no longer holds an equity interest in TALK.

     Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 11%, 7% and 1.5% for the years ended November 30, 1999, 2000 and 2001, respectively, of total inventory purchases. At November 30, 1999, 2000 and 2001, the Company had recorded $20, $1 and $331, respectively, of liability due to TALK for inventory purchases included in accounts payable. The Company also had documentary acceptance obligations payable to TALK as of November 30, 1999. There were no documentary acceptance obligations payable to TALK as of November 30, 2000 and 2001. At November 30, 1999, 2000 and 2001, the Company had recorded a receivable from TALK in the amount of $3,741, $3,823 and $265, respectively, a portion of which is payable with interest, which is reflected in receivable from vendors on the accompanying consolidated financial statements.

Transactions with Toshiba

     On March 31, 1999, Toshiba Corporation, a major supplier, purchased 5% of the Company's subsidiary, Audiovox Communications Corp. (ACC), a supplier of wireless products for $5,000 in cash. The Company currently owns 95% of ACC; prior to the transaction ACC was a wholly-owned subsidiary. As a result of the issuance of ACC's shares, the Company recognized a gain of $3,800 in 1999 ($2,204 after provision for deferred taxes). The gain on the issuance of the subsidiary's shares have been recognized in the consolidated statements of operations in accordance with the Company's policy on the recognition of such transactions.

     In February 2000 and 2001, the Board of Directors of Audiovox Communications Corp. (ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a 95% shareholder, and Toshiba Corporation (Toshiba), a 5% shareholder. ACC paid Toshiba its share of the dividend, which approximated $859 and $1,034 in 2000 and 2001, for the years ended November 30, 1999 and 2000, respectively.

     During the year ended November 30, 2001, 34% of the Company's inventory purchases were from Toshiba Corporation (Toshiba). Toshiba owns 5% of the Company's Wireless subsidiary. Inventory on hand at November 30, 2001 purchased from Toshiba approximated $99,816. During the quarter ended November 30, 2001, the Company recorded a receivable in the amount of $4,550 from Toshiba for upgrades that were performed by the Company in 2001 on certain models which Toshiba manufactured. Subsequent to November 30, 2001, the amount was received in full.

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

Recent Accounting Pronouncements

     In April 2001, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," (EITF 00-25) which requires that unless specific criteria are met, consideration from a vendor to a retailer (e.g. "slotting fees", cooperative advertising agreements, "buy downs", etc.) be recorded as a reduction from revenue, as opposed to selling expense. This consensus is effective for fiscal quarters beginning after December 15, 2001. Management of Company is in the process of assessing the impact that implementing EITF 00-25 will have on the consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business
Combinations" (Statement 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires companies to account for acquisitions entered into after June 30, 2001 using purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. These criteria are to be applied to business combinations completed after June 30, 2001. Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. The Company does not believe that implementation of Statement 141 will have an impact on the Company's financial position and results of operations.

     Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer to be amortized, but rather will be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (Statement 121). Upon adoption of Statement 142, the company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will adopt the requirement of the provisions of Statement 142 effective December 1, 2002 and, accordingly, will reverse into income unamortized negative goodwill, which approximates $240 at November 30, 2001. In addition, implementation of Statement 142 will result in the Company no longer recording amortization expense relating to its $4,732 of goodwill, net of accumulated amortization, recorded as of November 30, 2001 of approximately $342 per year. The Company's goodwill consists solely of equity method goodwill and, as such, will continued to be evaluated for impairment under Statement 121. The Company has no other intangible assets with indefinite lives.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company does not expect the adoption of Statement 143 to have a significant effect on its results of operations or its financial position.

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment of Long-Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. Statement No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, Statement No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, Statement No. 144 retains the provisions of Statement No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. Statement No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on December 1, 2002. The Company has not determined the effect, if any, that the adoption of Statement No. 144 will have on the Company's consolidated financial statements.

     In November 2001, the EITF reached several consensuses on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This Issue is a codification of the issues addressed in EITF 00-14, "Accounting for Certain Sales Incentives," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Product," as well as issues 2 and 3 of Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." In addition, several reconciling and clarifying issues that were identified in the codification process were addressed. The consensuses codified in Issue 01-9 must be applied in financial statements for any interim or annual period beginning after December 15, 2001, with the exception of the consensus on one issue which must be applied in financial statements for any interim or annual period ending after February 15, 2001. Accordingly, the consensus on one issue will be effective for the quarter ended February 28, 2002 and the entire consensus which will be effective for the quarter ended May 31, 2002. Management of the Company is in the process of assessing the impact that implementing EITF 01-9 will have on the consolidated financial statements.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

     Marketable securities at November 30, 2001, which are recorded at fair value of $5,777 and include net unrealized losses of $(1,647), have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $578 as of November 30, 2001. Actual results may differ.

Interest Rate Risk

     The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. There were no hedge transactions at November 30, 2001. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. Therefore, the potential loss in fair value for a net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of November 30, 2001 is not applicable.

     The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2001, the Company had translation exposure to various foreign currencies with the most significant being the Malaysian ringgit, Thailand baht and Canadian dollar. The Company also has a Venezuelan subsidiary in which translation adjustments are included in net income. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2001, amounts to $634. Actual results may differ.

     Certain of the Company's investments in marketable securities and notes payable are subject to risk from changes in the Japanese yen rate. As of November 30, 2001, the amount of loss in fair value resulting from a hypothetical 10% adverse change in the Japanese yen rate approximates $699.

Actual results may differ.

Item 8 - Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements of the Company as of November 30, 2000 and 2001 and for each of the years in the three-year period ended November 30, 2001, together with the independent auditors' report thereon of KPMG LLP, independent auditors, are filed under this Item 8.

     Selected unaudited, quarterly financial data of the Company for the years ended November 30, 2000 and 2001 appears below:


                                                                                  QUARTER ENDED
                                                                ----------------------------------------------
                                                                 Feb. 28    May 31    Aug. 31       Nov. 30
                                                                 -------    ------    -------       -------
                                                                 (Dollars in thousands, except per share data)
2000

Net sales                                                       $340,608   $ 382,055    $470,920   $ 510,876
Gross profit                                                      34,868      37,131      42,747      37,622
Operating expenses                                                25,787      28,120      27,689      32,248
Income before provision for income taxes                           8,773      11,071      15,427       4,694
Provision for income taxes                                         3,473       4,160       5,471       1,821
Income before extraordinary item                                   5,300       6,911       9,956       2,873
Extraordinary item                                                  --          --          --         2,189
Net income                                                         5,300       6,911       9,956       5,062
Net income per common share before extraordinary item:
      Basic                                                         0.27        0.32        0.45        0.13
      Diluted                                                       0.25        0.30        0.44        0.13
Net income per common share:
      Basic                                                         0.27        0.32        0.45        0.23
      Diluted                                                       0.25        0.30        0.44        0.23

2001

Net  sales                                                      $331,052   $ 276,634    $314,258   $ 345,802
Gross profit                                                      29,840      10,544      31,513      28,642
Operating expenses                                                26,250      23,725      28,717      32,382
Income (loss) before provision for (recovery of) income taxes      4,024     (12,912)      1,624      (4,882)
Provision for (recovery of) income taxes                           1,458      (4,649)        618      (1,364)
Net income (loss)                                                  2,566      (8,263)      1,006      (3,518)
Net income (loss) per common share:
      Basic                                                         0.12       (0.38)       0.05       (0.16)
      Diluted                                                       0.12       (0.38)       0.05       (0.16)

                          Independent Auditors' Report




The Board of Directors and Stockholders
Audiovox Corporation:

We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended November 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                     s/KPMG LLP
                                                     ----------
                                                     KPMG  LLP

Melville, New York
March 15, 2002


                                       4850




                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           November 30, 2000 and 2001
                        (In thousands, except share data)


                                                                                    2000            2001

Assets
Current assets:
   Cash                                                                            $   6,431    $   3,025
   Accounts receivable, net                                                          279,402      227,209
   Inventory, net                                                                    140,065      225,662
   Receivable from vendor                                                              5,566        6,919
   Prepaid expenses and other current assets                                           6,830        7,632
   Deferred income taxes, net                                                         11,172       11,997
                                                                                   ---------    ---------
      Total current assets                                                           449,466      482,444
Investment securities                                                                  5,484        5,777
Equity investments                                                                    11,418       10,268
Property, plant and equipment, net                                                    27,996       25,687
Excess cost over fair value of assets acquired and other intangible assets, net        5,098        4,742
Deferred income taxes, net                                                               100        3,148
Other assets                                                                           2,325        1,302
                                                                                   ---------    ---------
                                                                                   $ 501,887    $ 533,368
                                                                                   =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                $  61,060    $  57,162
   Accrued expenses and other current liabilities                                     62,569       41,854
   Income taxes payable                                                                6,274        3,035
   Bank obligations                                                                    8,104       92,213
   Notes payable                                                                       5,868        5,267
   Current installment of long-term debt                                                 486         --
                                                                                   ---------    ---------
      Total current liabilities                                                      144,361      199,531
Bank obligations                                                                      15,000         --
Capital lease obligation                                                               6,260        6,196
Deferred compensation                                                                  2,208        3,844
                                                                                   ---------    ---------
      Total liabilities                                                              167,829      209,571
                                                                                   ---------    ---------
Minority interest                                                                      3,555        1,851
                                                                                   ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                   2,500        2,500
   Common stock:
      Class A; 30,000,000 and 60,000,000 authorized 2000 and 2001, respectively;
         20,291,046 and 20,615,846 issued 2000 and 2001, respectively;
         19,528,554 and 19,706,309 outstanding 2000 and 2001,
         respectively                                                                    204          207
      Class B convertible; 10,000,000 authorized; 2,260,954 issued and
         outstanding                                                                      22           22
   Paid-in capital                                                                   248,468      250,785
   Retained earnings                                                                  90,371       82,162
   Accumulated other comprehensive loss                                               (5,058)      (6,344)
   Treasury stock, at cost, 762,492 and 909,537 Class A common stock 2000
      and 2001, respectively                                                          (6,004)      (7,386)
                                                                                   ---------    ---------
      Total stockholders' equity                                                     330,503      321,946
                                                                                   ---------    ---------
Commitments and contingencies
      Total liabilities and stockholders' equity                                   $ 501,887    $ 533,368
                                                                                   =========    =========


See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended November 30, 1999, 2000 and 2001
                      (In thousands, except per share data)




                                                                 1999              2000         2001


Net sales                                                       $ 1,161,533    $ 1,704,459    $ 1,267,746

Cost of sales                                                     1,026,905      1,552,091      1,167,208
                                                                -----------    -----------    -----------

Gross profit                                                        134,628        152,368        100,538
                                                                -----------    -----------    -----------

Operating expenses:
   Selling                                                           36,606         45,942         41,151
   General and administrative                                        44,748         47,020         46,405
   Warehousing, assembly and repair                                  15,037         20,882         23,519
                                                                -----------    -----------    -----------
      Total operating expenses                                       96,391        113,844        111,075
                                                                -----------    -----------    -----------

Operating income (loss)                                              38,237         38,524        (10,537)
                                                                -----------    -----------    -----------

Other income (expense):
   Interest and bank charges                                         (4,712)        (6,310)        (5,922)
   Equity in income of equity investees                               4,257          2,572          3,586
   Gain on sale of investments                                        3,501          2,387           --
   Gain on hedge of available-for-sale securities                      --            1,499           --
   Gain on issuance of subsidiary shares                              3,800           --             --
   Other, net                                                        (2,360)         1,293            727
                                                                -----------    -----------    -----------
      Total other income (expense), net                               4,486          1,441         (1,609)
                                                                -----------    -----------    -----------

Income (loss) before provision for (recovery of) income taxes
   and extraordinary item                                            42,723         39,965        (12,146)

Provision for (recovery of) income taxes                             15,477         14,925         (3,937)
                                                                -----------    -----------    -----------

Income (loss) before extraordinary item                              27,246         25,040         (8,209)
Extraordinary item-gain on extinguishment of debt                      --            2,189           --
                                                                -----------    -----------    -----------

Net income (loss)                                               $    27,246    $    27,229    $    (8,209)
                                                                ===========    ===========    ===========

Net income (loss) per common share before extraordinary item:
   Basic                                                        $      1.43    $      1.17    $     (0.38)
                                                                ===========    ===========    ===========
   Diluted                                                      $      1.39    $      1.11    $     (0.38)
                                                                ===========    ===========    ===========
Net income (loss) per common share:
   Basic                                                        $      1.43    $      1.27    $     (0.38)
                                                                ===========    ===========    ===========
   Diluted                                                      $      1.39    $      1.21    $     (0.38)
                                                                ===========    ===========    ===========





See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years Ended November 30, 1999, 2000 and 2001
                        (In thousands, except share data)


                                                                                            Accum-
                                                                                            ulated
                                                                                            Other    Gain on
                                                                                            Compre-  Hedge of              Total
                                                                                            hensive  Available             Stock-
                                                 Preferred    Common   Paid-In  Retained     Income  for Sale    Treasury  holders'
                                                   Stock      Stock    Capital  Earnings     (Loss)  Securities    Stock   Equity
                                                  -------    -------   -------  --------    -------  ----------    -----   -------

Balances at
  November 30, 1998                                     2,500     195    143,339    35,896    (1,550)      929    (3,589)   177,720

Comprehensive income:
  Net income                                               --      --         --      27,246      --        --        --      27,246
  Other comprehensive income, net of tax:
   Foreign currency translation adjustment                 --      --         --        --         940      --        --        940
   Unrealized gain on marketable securities, net of
tax effect of $3,540                                       --      --         --        --       5,775      --        --       5,775
                                                                                                                            --------
   Other comprehensive income                                                                                                 6,715
                                                                                                                            --------
Comprehensive income                                                                                                          33,961
Compensation expense (income)                              --      --          158      --        --        --        --         158
Exercise of stock options into 364,550 shares of
  common stock and issuance of 39,305 shares under the
  Restricted Stock Plan                                    --
                                                                      4      2,775      --        --        --        --       2,779
Tax benefit of stock options exercised                     --        --      1,101       --        --        --        --     1,101
Conversion of debentures into 70,565 shares                --         1      1,248      --        --        --        --       1,249
Issuance of warrants                                       --         1        662      --        --        --        --         663
Purchase of warrants                                       --      --           (5)     --        --        --        --         (5)
Acquisition of 122,982 common shares                       --      --         --        --        --        --        (882)    (882)
                                                                                      ------   -------    ------    ------  --------

Balances at
  November 30, 1999                                       2,500     201    149,278    63,142     5,165       929    (4,471) 216,744

Comprehensive income:
   Net income                                              --      --         --      27,229      --        --        --      27,229
   Other comprehensive loss, net of tax:                   --      --         --        --        --        --        --
     Foreign currency translation adjustment               --      --         --        --        (104)     --        --       (104)
     Unrealized loss on marketable securities,
         net of tax effect of $(6,202)                     --      --         --        --     (10,119)     --        --    (10,119)
                                                                                                                            --------
     Other comprehensive loss                              --      --         --        --        --        --        --    (10,223)
                                                                                                                            --------
Comprehensive income                                       --      --         --        --        --        --        --      17,006
Exercise of stock options into 121,300 shares
  of common stock and issuance of 11,671 shares under
  the Restricted Stock Plan                                --         1        836      --        --        --        --        837
Tax benefit of stock options exercised                     --      --        1,270      --        --        --        --       1,270
Conversion of debentures into 30,170 shares                --         1        534      --        --        --        --         535
Issuance of 2,300,000 shares in connection with stock
  offering                                                 --        23     96,550      --        --        --        --      96,573
Acquisition of 141,455 common shares                       --      --         --        --        --        --      (1,533)  (1,533)
Recognition of gain on hedge of available-for-sale
  securities                                               --      --         --        --        --        (929)     --       (929)
                                                                                      ------   -------    ------    ------   -------

Balances at
   November 30, 2000                                      2,500     226    248,468    90,371    (5,058)     --      (6,004)  330,503


                      AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                                   (continued)
                  Years Ended November 30, 1999, 2000 and 2001
                        (In thousands, except share data)




                                                                                              Accum-
                                                                                              ulated
                                                                                              Other    Gain on
                                                                                              Compre-  Hedge of             Total
                                                                                              hensive  Available            Stock-
                                                  Preferred    Common   Paid-In  Retained     Income  for Sale    Treasuryholders'
                                                     Stock      Stock    Capital  Earnings     (Loss)  Securities    Stock  Equity
                                                    -------    -------   -------  --------    -------  ----------    -----   -----



Comprehensive loss:
   Net loss                                          --        --        --      (8,209)     --        --          --        (8,209)
   Other comprehensive loss, net of tax:
     Foreign currency translation adjustment         --        --        --        --        (455)     --          --          (455)
     Unrealized loss on marketable securities,
       net of tax effect of $(509)                    --        --        --        --        (831)     --          --         (831)
                                                                                                                           --------
     Other comprehensive loss                        --        --        --        --        --        --          --        (1,286)
                                                                                                                           --------
Comprehensive loss                                   --        --        --        --        --        --          --        (9,495)
Exercise of stock options into 10,000 shares of      --        --          77      --        --        --          --            77
  common stock
Conversion of stock warrants into 314,800 shares     --           3     2,240      --        --        --          --         2,243
Acquisition of 147,045 common shares                 --        --        --        --        --        --        (1,382)     (1,382)
                                                   ------    -------- -------   -------    ------    ------    --------    --------
Balances at
 November 30, 2001                                  2,500       229   250,785    82,162    (6,344)     --        (7,386)    321,946
                                                    =====   =======   =======   =======    ======    ======    ========    ========











See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended November 30, 1999, 2000 and 2001
                                 (In thousands)


                                                                              1999        2000        2001

Cash flows from operating activities:
   Net income (loss)                                                        $  27,246    $ 27,229    $ (8,209)
   Adjustment to reconcile net income (loss)
      Depreciation and amortization                                             3,288       4,128       4,476
      Provision for bad debt expense                                            3,255       2,519       1,936
      Equity in income of equity investments, net                              (4,257)     (2,572)     (3,586)
      Minority interest                                                          (220)      1,087        (670)
      Gain on sale of investments                                              (3,501)       (427)       --
      Gain from the sale of shares of equity investment                          --        (2,387)       --
      Gain on hedge of available-for-sale securities                             --        (1,499)       --
      Gain on issuance of subsidiary shares                                    (3,800)       --          --
      Other-than-temporary decline in market value of investment security       1,953        --          --
      Deferred income tax benefit, net                                           (565)     (6,034)     (3,364)
      Extraordinary item                                                         --        (2,189)       --
      (Gain) loss on disposal of property, plant and equipment, net                36          (1)        (18)
      Income tax benefit on exercise of stock options                          (1,163)     (1,270)       --
   Changes in:
      Accounts receivable                                                    (109,889)    (45,531)     49,632
      Receivable from vendor                                                   (8,371)      3,761      (1,353)
      Inventory                                                               (64,533)     (3,945)    (86,025)
      Accounts payable, accrued expenses and other current liabilities         56,615      18,974     (23,907)
      Income taxes payable                                                      5,185        (659)     (3,258)
      Investment securities-trading                                              --        (2,211)     (1,633)
      Prepaid expenses and other, net                                           3,105       4,399       1,903
                                                                            ---------    --------    --------
        Net cash used in operating activities                                 (95,616)     (6,628)    (74,076)
                                                                            ---------    --------    --------
Cash flows from investing activities:
   Purchases of investment securities                                         (14,151)       --          --
   Purchases of property, plant and equipment, net                             (4,822)    (12,047)     (2,608)
   Net proceeds from sale of investment securities                             11,201      13,227        --
   Proceeds from distribution from an equity investee                           1,648       1,286       4,634
   Proceeds from issuance of subsidiary shares                                  5,000        --          --
   Proceeds from the sale of shares of equity investment                         --           922        --
                                                                            ---------    --------    --------
        Net cash provided by (used in) investing activities                    (1,124)      3,388       2,026
                                                                            ---------    --------    --------
Cash flows from financing activities:
   Net borrowings (repayments) of bank obligations                             93,428     (94,674)     69,299
   Issuance of notes payable                                                     --         5,868        --
   Payment of dividend to minority shareholder of subsidiary                     --          (859)     (1,034)
   Net repayments under documentary acceptances                                (1,910)     (1,994)       --
   Debt issuance costs                                                         (1,175)       --          --
   Principal payments on capital lease obligation                                 (19)        (19)        (29)
   Proceeds from exercise of stock options and warrants                         3,442         837       2,317
   Repurchase of Class A common stock                                            (882)     (1,534)     (1,382)
   Principal payments on subordinated debt                                       --          --          (486)
   Net proceeds from sale of common stock                                        --        96,573        --
                                                                            ---------    --------    --------
        Net cash provided by financing activities                              92,884       4,198      68,685
                                                                            ---------    --------    --------
Effect of exchange rate changes on cash                                           (15)        (54)        (41)
                                                                            ---------    --------    --------
Net increase (decrease) in cash                                                (3,871)        904      (3,406)
Cash at beginning of period                                                     9,398       5,527       6,431
                                                                            ---------    --------    --------
Cash at end of period                                                       $   5,527    $  6,431    $  3,025
                                                                            =========    ========    ========




See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        November 30, 1999, 2000 and 2001

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

               (c)  Cash Equivalents

                    Investments with original maturities of three months or less
                    are  considered  cash   equivalents.   There  were  no  cash
                    equivalents at November 30, 2000 and 2001.

               (d)  Revenue Recognition

                    Revenues are recorded at the time of shipment and passage of title to the customer. In the fourth quarter of 2001, the Company adopted Staff Accounting Bulleting 101, "Revenue Recognition in Financial Statements" (SAB101). The Company's adoption of SAB101 did not have an impact on its consolidated financial position or results of

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    operations.

               (e)  Co-operative  Advertising  Allowances,   Market  Development
                    Funds and Volume Incentive Rebates

                    Accruals for trade and promotional co-operative advertising allowances, market development funds and volume incentive rebates are established either when the related revenues are recognized or the related advertising takes place in accordance with Statement of Position 93-7, "Accounting for Advertising Costs". These discounts and allowances are reflected in the accompanying consolidated balance sheets as a reduction of accounts receivable as they are utilized by customers to reduce their trade indebtedness to the Company and in selling expenses in the accompanying consolidated statements of operations.

                    The Company initially accrues for all of its co-operative advertising allowances, market development funds and volume incentive rebates as this represents the Company's full obligation. With respect to the volume incentive rebates, the customers are required to purchase a specified volume of a specified product. The Company accrues for the rebate as product is shipped. When specified volume levels are not achieved, and, therefore, the customer is not entitled to the funds, the Company revises its estimate of its liability. In addition, the Company will revise its estimate of its liability based upon its customers not requesting the funds. The accrual for co-operative advertising allowances, market development funds and volume incentive rebates at November 30, 2000 and 2001 of $16,092 and $10,366,
                    respectively, represents managements best estimate of amounts owed under these arrangements. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the accrual will be further revised in the near term. During 1999, 2000 and 2001, the Company recorded in income $4,095, $8,265 and $12,820, respectively, which represents revisions to previously established co-operative advertising allowances, market development funds and volume incentive rebates accruals.

                    Co-operative advertising allowances, market development funds and volume incentive rebate expenses approximated $15,390, $21,923 and $16,027 for the years ended November 30, 1999, 2000 and 2001, respectively.

                    In April 2001, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue NO. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which requires that , unless specific criteria are met, consideration from a vendor to a retailer (e.g. "slotting fees", cooperative advertising agreements, "buy downs", etc.) be recorded as a reduction from revenue, as opposed to selling expense. This consensus is effective for fiscal quarters beginning after December 15, 2001. Management of Company is in the process of assessing the

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    impact that implementing EITF Issue No. 00-25 will have on the consolidated financial statements.

                    In November 2001, the EITF reached several consensuses on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This Issue is a codification of the issues addressed in EITF 00-14, "Accounting for Certain Sales Incentives," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Product," as well as issues 2 and 3 of Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." In addition, several reconciling and clarifying issues that were identified in the codification process were addressed. The consensuses codified in Issue 01-9 must be applied in financial statements for any interim or annual period beginning after December 15, 2001, with the exception of the consensus on one issue which must be applied in financial statements for any interim or annual period ending after February 15, 2001. Accordingly, the consensus on one issue will be effective for the quarter ended February 28, 2002 and the entire consensus will be effective for the quarter ended May 31, 2002. Management of the Company is in the process of assessing the impact that implementing EITF 01-9 will have on the consolidated financial statements.

               (f)  Inventory

                    Inventory consists principally of finished goods and is stated at the lower of cost (primarily on a weighted moving average basis) or market. The markets in which the Company competes are characterized by declining prices, intense competition, rapid technological change and frequent new product introductions. The Company maintains a significant investment in inventory and, therefore, is subject to the risk of losses on write-downs to market and inventory obsolescence. During the fourth quarter of 2000, the Company decided to substantially exit the analog phone line of business to reflect the shift in the wireless industry from analog to digital technology and recorded a charge of approximately $8,152 to reduce its carrying value of its analog inventory to estimated market value. During the second quarter of 2001, the Company recorded an additional charge of approximately $13,500 to further adjust the carrying value of its analog inventory to market. During the fourth quarter ended November 30, 2001, the Company recorded inventory write-downs to market of $7,150 as a result of the reduction of selling prices primarily related to digital hand-held phones during the first quarter of 2002 in anticipation of new digital technologies. It is reasonably possible that additional write-downs to market may be required in the future, however, no estimate can be made of such losses. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market. In particular, at November 30, 2001, the Company had on hand 575,000 units of a certain phone model, which approximated $75,423.

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                    In the near future, the Company expects to introduce a new model, as well as new technologies. No guarantee can be made that further reductions in the carrying value of this or other models will not be required in the future.

               (g)  Investment Securities

                    The Company classifies its equity securities in one of two categories: trading or available- for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All other securities not included in trading are classified as available- for-sale.

                    Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

                    A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

               (h)  Derivative Financial Instruments

                    Effective December 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. Statement 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statements of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income (loss) depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of Statement 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedged instrument. The adoption of Statement 133 had no impact on the Company's results of operations or financial position.

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                    The Company's evaluations of hedge effectiveness are subject to assumptions based on the terms and timing of the underlying exposures. For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedge item for fair value changes attributable to the hedge risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of a derivative instrument that is highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings. The ineffective portion is recognized in earnings immediately. If a fair value or cash flow hedge was to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings.

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

                    Gains and losses on the forward exchange contracts that qualify as hedges are reported as a component of the underlying transaction. Foreign currency transactions which have not been hedged are marked to market on a current basis with gains and losses recognized through income and reflected in other income (expense). In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated (Note 20(a)(1)).

                  (2)      Equity Collar

                    As of November 30, 1999, the Company had an equity collar for 200,000 of its shares in CellStar Corporation (CellStar) (Note 20(a)(2)). The equity collar was recorded on the balance sheet at fair value with gains and losses on the

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    equity collar reflected as a separate component of stockholders' equity. The equity collar acted as a hedging item for the CellStar shares. During 2000, the Company sold 200,000 shares of CellStar common stock and in connection with the sale of the shares, recognized $1,499 ($929 net of taxes) representing the net gain on the hedge of the available-for-sale securities (Note 20(a)(2)).

          (i)  Debt Issuance Costs

               Costs incurred in connection with the restructuring of bank obligations (Note 11(a)) have been capitalized. During 2000, the Company capitalized $148 in fees associated with the restructuring and various amendments to the Company's credit agreement. These charges are amortized over the lives of the respective agreements. Amortization expense of these costs amounted to $160, $434 and $336 for the years ended November 30, 1999, 2000 and 2001, respectively.

          (j)  Property, Plant and Equipment

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

               In July 2001,  the Financial  Accounting  Standards  Board (FASB)
               issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company does not expect the adoption of Statement 143 to have a significant effect on its results of operations or its financial position.



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          (k)  Intangible Assets

               Intangible assets consist of patents, trademarks and the excess cost over fair value of equity investments (goodwill). Excess cost over fair value of equity investments is being amortized, on a straight-line basis, over periods not exceeding twenty years. The costs of other intangible assets are amortized on a straight-line basis over their respective lives.

               Accumulated amortization approximated $3,145 and $3,502 at November 30, 2000 and 2001, respectively. Amortization of the excess cost over fair value of assets acquired and other intangible assets amounted to $429, $547 and $344 for the years ended November 30, 1999, 2000 and 2001, respectively.

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

               In July 2001, the FASB issued Statement No. 141, "Business Combinations" (Statement 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires companies to account for acquisitions entered into after June 30, 2001 using purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. These criteria are to be applied to business combinations completed after June 30, 2001. Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. The Company does not believe that implementation of Statement 141 will have an impact on the Company's financial position and results of operations.

               Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer to be amortized, but rather will be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Upon adoption of Statement 142, the company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The
                    Company will adopt the requirement of the provisions of Statement 142 effective December 1, 2002. Implementation of Statement 142 will result in the Company no longer recording amortization expense relating to its $4,732 of goodwill, net of accumulated amortization, recorded as of November 30, 2001 of approximately $342 per year. The Company's goodwill consists solely of equity method goodwill and, as such, will continue to be evaluated for impairment under Statement 121. The Company has no other intangible assets with indefinite lives.

          (l)  Equity Investments

                    The Company has common stock investments which are accounted for by the equity method as the Company owns between 20% and 50% of the common stock (Note 9).

          (m)  Cellular Telephone Commissions

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

                    The Company recognizes sales revenue for the initial activation and residual commissions based upon usage on the accrual basis. Such commissions approximated $29,547, $32,475 and $29,859 for the years ended November 30, 1999, 2000 and 2001, respectively. Related commissions paid to outside selling representatives for cellular activations are included in cost of sales in the accompanying consolidated statements of operations and amounted to $19,884, $23,186 and $22,390 for the years ended November 30, 1999, 2000 and 2001, respectively.



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          (n)  Advertising

                    The Company expenses the costs of advertising as incurred, excluding co-operative advertising allowances, market development funds and volume incentive rebates (Note 1(e)). During the years ended November 30, 1999, 2000 and 2001, the Company had no direct response advertising.

          (o)  Warranty Expenses

                    The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. At November 30, 2000 and 2001, the liability for future warranty expense amounted to $8,263 and $9,165, respectively.

          (p)  Foreign Currency

                    With the exception of a subsidiary operation in Venezuela, which has been deemed a hyper inflationary economy, assets and liabilities of those subsidiaries and equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are accumulated in the cumulative foreign currency translation account in accumulated other comprehensive income. For the operation in Venezuela, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of operations.

                    Exchange gains and losses on intercompany balances of a long-term nature are also recorded in the cumulative foreign currency translation adjustment account in accumulated other comprehensive income. Exchange gains and losses on available-for-sale investment securities are recorded in the unrealized gain (loss) on marketable securities in accumulated other comprehensive income. Other foreign currency transaction gains (losses) of $(1,046), $193 and $200 for the years ended November 30, 1999, 2000 and 2001, respectively, were included in other income.

          (q)  Income Taxes

                    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                    their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          (r)  Net Income (Loss) Per Common Share

               Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Dilutive net loss per common share for fiscal 2001 is the same as basic net loss per common share due to the anti-dilutive effect of the assumed conversion of preferred shares and exercise of stock options.

          (s)  Supplementary Financial Statement Information

               Interest income of approximately $943, $1,616 and $670 for the years ended November 30, 1999, 2000 and 2001 respectively, is included in other, net, in the accompanying consolidated statements of operations.

          (t)  Use of Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the allowance for doubtful accounts, inventory valuation and co-operative advertising, market development funds and volume incentive rebates and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (u) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

               The Company accounts for its long-lived assets in accordance with the provisions of SFAS No.121. Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
               are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

               In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement 121 while retaining the fundamental recognition and measurement provisions of that statement. Statement 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, Statement 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, Statement 144 retains the provisions of Statement 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. Statement 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on December 1, 2002. The Company has not determined the effect, if any, that the adoption of Statement 144 will have on the Company's consolidated financial statements.

          (v)  Accounting for Stock-Based Compensation

               The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans (APB No. 25).

          (w)  Reporting Comprehensive Income

               Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on investment securities classified as available- for-sale.



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          (x)  Reclassifications

               Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements in order to conform to the 2001 presentation.

               In fiscal 2001, the Company adopted the provisions of Emerging Issue Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $1,996, $2,163 and $1,548 for years ended November 30, 1999, 2000 and 2001, respectively.

(2)      Issuance of Subsidiary Shares

     On March 31, 1999, Toshiba Corporation, a major supplier, purchased 5% of the Company's subsidiary, Audiovox Communications Corp. (ACC), a supplier of wireless products for $5,000 in cash. The Company currently owns 95% of ACC; prior to the transaction ACC was a wholly- owned subsidiary. As a result of the issuance of ACC's shares, the Company recognized a gain of $3,800 in 1999 ($2,204 after provision for deferred taxes). The gain on the issuance of the subsidiary's shares have been recognized in the consolidated statements of operations in accordance with the Company's policy on the recognition of such transactions.

     In February 2000 and 2001, the Board of Directors of Audiovox Communications Corp. (ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a 95% shareholder, and Toshiba Corporation (Toshiba), a 5% shareholder. ACC paid Toshiba its share of the dividend, which approximated $859 and $1,034 in 2000 and 2001, for the years ended November 30, 1999 and 2000, respectively.

(3)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:


                                    For the Years Ended November 30,
                                  --------------------------------
                                    1999     2000      2001
                                    ----     ----      ----
Cash paid during the years for:
Interest, excluding bank charges   $ 2,994   $ 4,870   $3,883
Income taxes                       $12,039   $21,069   $3,550



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     Non-cash Transactions:

     During 1999 and 2000, the Company exercised its option to convert 2,282,788 and 800,000 Japanese yen (approximately $24,026 and $7,595) of Shintom Co. Ltd. (Shintom) convertible debentures (Shintom debentures) into approximately 48,100,000 and 33,900,000 shares of Shintom common stock, respectively (Note 13).

     During the years ended November 30, 1999, 2000 and 2001, the Company recorded an unrealized holding gain (loss) relating to available-for-sale marketable equity securities, net of deferred income taxes, of $5,775, $(10,119) and $(831), respectively, as a separate component of accumulated other comprehensive income (loss) (Note 17).

     During 1999 and 2000,  $1,249 and $535 of its  $65,000 6 1/4%  subordinated debentures were converted into 70,565 and 30,170 shares, respectively, of Class A common stock (Note 13).

     During 2001, 314,800 warrants were exercised and converted into 314,800 shares of common stock (Note 16(d)).

(4)  Transactions With Major Suppliers

     (a)  Sale/Leaseback Transaction

          In April 2000, AX Japan purchased land and a building (the Property) from Shintom Co., Ltd. (Shintom) for 770,000,000 Yen (approximately $7,300) and entered into a leaseback agreement whereby Shintom leased the Property from AX Japan for a one-year period. This lease is being accounted for as an operating lease by AX Japan. Shintom is a stockholder who owns all of the outstanding preferred stock of the Company and is a manufacturer of products purchased by the Company through its previously-owned equity investee, TALK Corporation (TALK). The Company currently holds stock in Shintom and has previously invested in Shintom convertible debentures (Note 7).

          The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building have been included in property, plant and equipment, and the loans have been recorded as notes payable on the accompanying consolidated balance sheet as of November 30, 2001 . Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bear interest at 5% per annum, and principle is payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl are subordinated completely to the loan from the Company, and, in liquidation, the Company receives payment first.


(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          Upon the expiration of six months after the transfer of the title to the Property to AX Japan, Shintom had the option to repurchase the Property or purchase all of the shares of stock of AX Japan. This option could be extended for one additional six month period. The option to repurchase the building is at a price of 770,000,000 Yen plus the equity capital of AX Japan (which in no event can be less than 60,000,000 Yen) and can only be made if Shintom settles any rent due AX Japan pursuant to the lease agreement. The option to purchase the shares of stock of AX Japan is at a price not less than the aggregate par value of the shares and, subsequent to the purchase of the shares, AX Japan must repay the outstanding loan due to the Company. If Shintom does not exercise its option to repurchase the Property or the shares of AX Japan, or upon occurrence of certain events, AX Japan can dispose of the Property as it deems appropriate. The events which result in the ability of AX Japan to be able to dispose of the Property include Shintom petitioning for bankruptcy, failing to honor a check, failing to pay rent, etc. If Shintom fails, or at any time becomes financially or otherwise unable to exercise its option to repurchase the Property, Vitec has the option to repurchase the Property or purchase all of the shares of stock of AX Japan under similar terms as the Shintom options.

          AX Japan had the option to delay the repayment of the loans for an additional six months if Shintom extended its options to repurchase the Property or stock of AX Japan. In September 2000, Shintom extended its option to repurchase the Property and AX Japan delayed its repayment of the loans for an additional six months.

          In March 2001, upon the expiration of the additional six-month period, the Company and Shintom agreed to extend the lease for an additional one-year period. In addition, Shintom was again given the option to purchase the Property or shares of stock of AX Japan after the expiration of a six-month period or extend the option for one additional six-month period. AX Japan was also given the option to delay the repayment of the loans for an additional six months if Shintom extended its option for an additional six months.

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



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     (b)  Inventory Purchases - Shintom and TALK

          The Company engages in transactions with Shintom and TALK. TALK, which holds world-wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand and several mid-eastern countries. Through October 2000, the Company held a 30.8% interest in TALK (Note 13). The Company no longer holds an equity interest in TALK.

          Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 11%, 7% and 1.5% for the years ended November 30, 1999, 2000 and 2001, respectively, of total inventory purchases. At November 30, 1999, 2000 and 2001, the Company had recorded $20, $1 and $331, respectively, of liability due to TALK for inventory purchases included in accounts payable. The Company also had documentary acceptance obligations payable to TALK as of November 30, 1999 (Note 11(b)). There were no documentary acceptance obligations payable to TALK as of November 30, 2000 and 2001. At November 30, 1999, 2000 and 2001, the Company had recorded a receivable from TALK in the amount of $3,741, $3,823 and $265, respectively, a portion of which is payable with interest (Note 6), which is reflected in receivable from vendors on the accompanying consolidated financial statements.

     (c)  Inventory Purchases - Other

          Inventory purchases from two major suppliers approximated 56%, 72% and 75% of total inventory purchases for the years ended November 30, 1999, 2000 and 2001, respectively. Although there are a limited number of manufacturers of its products, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in product availability and a possible loss of sales, which would affect operating results adversely.



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(5)      Accounts Receivable

         Accounts receivable is comprised of the following:

                                                            November 30,
                                                       -------------------------
                                                          2000             2001
                                                          ----             ----

Trade accounts receivable and other                         $303,864   $245,408
Less:
   Allowance for doubtful accounts                             6,921      5,616
   Allowance for cellular deactivations                        1,254      2,035
   Allowance for co-operative advertising, cash discounts
       and market development funds                           16,287     10,548
                                                            --------   --------
                                                            $279,402   $227,209
                                                            ========   ========

(6)  Receivable from Vendors

     The Company recorded receivable from vendors in the amount of $5,566 and $6,919 as of November 30, 2000 and 2001, respectively. Receivable from vendor represents prepayments on product shipments, defective product reimbursements and interest receivable at a rate of 7.87% and 4.03% at November 30, 2000 and 2001, respectively, on amounts due from TALK (Note 9) and $4,550 at November 30, 2001 for reimbursements for costs incurred by the Company for upgrades that were performed by the Company in 2001 on certain models which Toshiba manufactured.





(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(7)      Investment Securities

         As of November 30, 2000, the Company's investment securities consists of $3,273 of available-for- sale marketable securities which consist primarily of 1,530,000 shares of CellStar Common Stock and 1,904,000 shares of Shintom common stock and trading securities of $2,211 which consists of mutual funds that are held in connection with the deferred compensation plan (Note 16(f)). As of November 30, 2001, the Company's investment securities consist of $1,933 of available-for-sales marketable securities, which consist primarily of 1,530,000 shares of CellStar Common Stock and 1,904,000 shares of Shintom common stock, and trading securities of $3,844, which consist of mutual funds that are held in connection with the deferred compensation plan. The cost, gross unrealized gains and losses and aggregate fair value of the investment securities available-for-sale as of November 30, 2000 and 2001 were as follows:



                                   2000                      2001
                                 ------                          -----

                            Gross                           Gross
                            Unrealized  Aggregate           Unrealized   Aggregate
                            Holding     Fair                Holding         Fair
                   Cost     Gain (Loss) Value     Cost      Gain (Loss)  Value
                   ----     ----------- -----     ----      -----------  -----

CellStar Common
  Stock           $ 2,401    $   133    $2,534   $ 2,401    $(1,055)   $1,346
Shintom Common
  Stock             1,179       (440)      739     1,179       (592)      587
                  -------    -------    ------   -------    -------    ------
                  $ 3,580    $  (307)   $3,273   $ 3,580    $(1,647)   $1,933
                  =======    =======    ======   =======    =======    ======

         Related deferred tax assets of $116 and $626 were as recorded at November 30, 2000 and 2001, respectively, as a reduction to the unrealized holding loss included in accumulated other comprehensive loss.

         During 1998, the Company purchased 400,000 Japanese yen (approximately $3,132) of Shintom debentures and exercised its option to convert the Shintom debentures into shares of Shintom common stock. During the fourth quarter of 1999, the Company recorded an other-than-temporary decline in market value of its Shintom common stock in the amount of $1,953 and a related deferred tax benefit of $761. The write-down has been recorded as a component of other expense in the consolidated statements of operations.

         During 1999, the Company purchased 3,100,000 Japanese yen (approximately $27,467) of Shintom debentures and exercised its option to convert 2,882,788 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock yielding net proceeds of $27,916 and a gain of $3,501.


(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         During 2000, the Company exercised its option to convert 800,000 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock, yielding net proceeds of $12,376 and a gain of $1,850.

         During 2000, the Company sold 200,000 shares of its CellStar common stock yielding net proceeds of $851 and a gain of $537.

         During 2000 and 2001, the net unrealized holding loss on trading securities that has been included in earnings is $370 and $779, respectively.

(8)      Property, Plant and Equipment

         A summary of property, plant and equipment, net, is as follows:


                                                                November 30,
                                                -------------------------------
                                                  2000          2001


Land                                             $  4,959    $  4,493
Buildings                                           4,564       4,168
Property under capital lease                        7,141       7,246
Furniture, fixtures and displays                    1,909       2,129
Machinery and equipment                             5,866       6,590
Computer hardware and software                     12,023      13,108
Automobiles                                           588         658
Leasehold improvements                              3,793       4,117
                                                 --------    --------
                                                   40,843      42,509
Less accumulated depreciation and amortization    (12,847)    (16,822)
                                                 --------    --------
                                                 $ 27,996    $ 25,687
                                                 ========    ========

         The amortization of the property under capital lease is included in depreciation and amortization expense.

         Computer software includes approximately $3,133 and $2,396 of unamortized costs as of November 30, 2000 and 2001, respectively, related to the acquisition and installation of management information systems for internal use.

         Depreciation and amortization of plant and equipment amounted to $2,875, $3,426 and $4,174 for the years ended November 30, 1999, 2000 and 2001, respectively. Included in accumulated depreciation and amortization is amortization of computer software costs of $1,051, $702 and $776 for the years ended November 30, 1999, 2000 and 2001, respectively. Included in accumulated depreciation and amortization is amortization of property under capital lease of $240 for each of the years ended November 30, 1999, 2000 and 2001, respectively.

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The Company acts as a lessor in an operating lease for land and a building with a cost of $6,687 and accumulated depreciation of $146 (Note 19).

(9)      Equity Investments

          As of November 30, 2001, the Company's 72% owned subsidiary, Audiovox Communications Sdn. Bhd., had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. In addition, the Company had a 20% ownership interest in Bliss-tel which distributes cellular telephones and accessories in Thailand, and the Company had 50% non-controlling ownership interests in three other entities: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments; ASA which acts as a distributor to specialized markets for RV's and van conversions, of televisions and other automotive sound, security and accessory products; and G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area.

          During 2000, the Company entered into an agreement to cease the operations of its 50% owned investment in Audiovox Pacific Pty.,
          Limited, which was a former distributor of cellular telephones and automotive sound and security products in Australia and New Zealand. Also during fiscal 2000, the Company entered into an agreement to transfer to the other equity partner its 50% ownership equity in Quintex West, which is in the cellular telephone and related communication products business, as well as the automotive after-market products business. No consideration was given or no gain or loss was recorded in connection with either of the above transactions as both equity investments had been previously written down, and the Company had no on-going obligations to the entities or the other equity partner.

         The Company previously held a 30.8% investment in TALK which was disposed of during fiscal 2000 (Notes 4(b) and 13).

         The Company's net sales to the equity investees amounted to $4,605, $3,233 and $2,656 for the years ended November 30, 1999, 2000 and 2001, respectively. The Company's purchases from the equity investees amounted to $146,803, $119,444 and $5,592 for the years ended November 30, 1999, 2000 and 2001, respectively. The Company recorded $1,735, $1,432 and $746 of outside representative commission expenses for activations and residuals generated by G.L.M. on the Company's behalf during fiscal year 1999, 2000 and 2001, respectively.

         Included in accounts receivable at November 30, 2000 and 2001 are trade receivables due from its equity investments aggregating $861 and $561, respectively. Receivable from vendor includes $3,823 and $265 due from TALK as of November 30, 2000 and 2001, respectively, which represents prepayments on product shipments and interest payable in monthly installments. At November 30, 2000 and 2001, included in accounts payable and other accrued expenses

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         were obligations to equity investments aggregating $30 and $13, respectively. There were no documentary acceptance obligations outstanding to TALK at November 30, 2000 and 2001.

         For the years ended November 30, 1999, 2000 and 2001, interest income earned on equity investment notes and other receivables approximated $482, $602 and $157, respectively. Interest expense on documentary acceptances payable to TALK approximated $228 and $11 in 1999 and 2000, respectively.

(10)     Unearned Revenue

         As of November 30, 2000 and 2001, included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet, is $27,150 and $8,314, respectively, of which represents prepayments for future product shipments. The Company will recognize the revenue as product shipments are made.

(11)     Financing Arrangements

         (a)      Bank Obligations

                  The Company maintains a revolving credit agreement with various financial institutions which expires July 27, 2004. As a result, bank obligations under the credit agreement have been classified as long-term at November 30, 2000 and 2001. The credit agreement provides for $250,000 of available credit, including $15,000 for foreign currency borrowings.

                  Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC. As of November 30, 2001, availability of credit under the credit agreement is a maximum aggregate amount of $250,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. At November 30, 2001, the amount of unused available credit is $78,551. The credit agreement also allows for commitments of $50,000 in forward exchange contracts (Note 20(a)(1)).



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Outstanding obligations under the credit agreement at November 30, 2000 and 2001 were as follows:


                          November 30,
                       ------------------------------
                          2000            2001
                          ----            ----

Revolving Credit Notes      --     $13,525
Eurodollar Notes         $15,000    73,000
                         -------   -------
                         $15,000   $86,525
                         =======   =======

                  Interest rates are as follows: revolving credit notes at .50% above the prime rate, which was approximately 8.5%, 9.5% and 5.5% at November 30, 1999, 2000 and 2001, respectively, and Eurodollar Notes at 1.50% above the Libor rate which was approximately 6.48%, 6.8% and 3.38% at November 30, 1999, 2000
                  and 2001, respectively. The Company pays a commitment fee on the unused portion of the line of credit.

                    The credit agreement  contains several covenants  requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. At May 31, 2001, November 30, 2001 and in the first quarter of 2002, the Company was not in compliance with certain of its pre-tax income covenants. The Company received waivers for the May 31, 2001 and February 28, 2002 violations and has not received a waiver for the November 30, 2001 violation related to pre-tax income. Accordingly, the bank obligations of $86,525 have been classified as a current liability on the accompanying consolidated balance sheet. Management is in the process of requesting a waiver for the violation. Subsequent to November 30, 2001, the Company repaid $79,800 of its $86,525 obligation at November 30, 2001, resulting in bank obligations outstanding at March 15, 2002 of $6,725.

                  The Company also has revolving credit facilities in Malaysia (Malaysian Credit Agreement) to finance additional working capital needs. As of November 30, 2001, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $5,242. The credit facilities are partially secured by three standby letters of credit of $1,300, $800 and $1,400 and are payable upon demand or upon expiration of the standby letters of credit on January 15, 2002, August 31, 2002 and August 31, 2002, respectively. The Company renewed the January 15, 2002 letter of credit. The obligations of the Company under the Malaysian Credit Agreement are also secured by the property and building owned by Audiovox Communications Sdn. Bhd. Outstanding obligations under the Malaysian Credit Agreement at November 30, 2000 and 2001 were approximately $4,693 and $3,514, respectively. At November 30, 1999, interest on the credit facility ranged from 7.4% to 9.6%. At November 30,

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  2000 interest on the credit facility ranged from 7.25% to 7.50%. At November 30, 2001, interest on the credit facility ranged from 6.5% to 7.0%.

                  As of November 30, 2000 and 2001, Audiovox Venezuela had notes payable of approximately 2,354,600 and 1,622,834 Venezuelan Bolivars ($3,411 and $2,074 at November 30, 2000 and 2001)
                  outstanding to a bank. Interest on the notes payable is 10.7%. The notes are scheduled to be repaid within one year and, as such, are classified as short term. The notes payable are secured by a standby letter of credit in the amount of $3,500 by the Company and is payable upon demand or upon expiration of the standby letter of credit on May 31, 2002.

                  The Company also has a revolving credit facility in Brazil to finance additional working capital needs. The Brazilian credit facility is secured by the Company under a standby letter of credit in the amount of $100, which expires on October 1, 2002 and is payable on demand or upon expiration of the standby letter of credit. At November 30, 2001, outstanding obligations under the credit facility were $254 Brazilian Bolivars ($100), and interest on the credit facility ranged from 24% to 27 %.

                  At November 30, 2001, the Company had outstanding standby letters of credit aggregating $604 which expire on various dates from May 10, 2002 to July 31, 2002.

                  The maximum month-end amounts outstanding under the credit agreement and Malaysian Credit Agreement borrowing facilities during the years ended November 30, 1999, 2000 and 2001 were $110,595, $156,854 and $94,291, respectively. Average borrowings during the years ended November 30, 1999, 2000 and 2001 were $29,835, $52,010 and $49,692, respectively, and the weighted average interest rates were 9.6%, 8.9% and 8.2%, respectively.

         (b)      Documentary Acceptances

                  The Company had various unsecured documentary acceptance lines of credit available with suppliers to finance inventory purchases. The Company does not have written agreements specifying the terms and amounts available under the lines of credit. There were no documentary acceptances outstanding at November 30, 2000 or 2001.

                  The maximum month-end documentary acceptances outstanding during the year ended November 30, 2000 was $997. Average borrowings during the year ended November 30, 2000 was $164, and the weighted average interest rate, including fees, was 6.6%. There were no documentary acceptances outstanding during the year ended November 30, 2001.



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(12)     Notes Payable

         A summary of notes payable follows:


                                          November 30,
                                      -------------------------------

                                        2000            2001


Note payable due to Vitec (Note 4(a))   $4,514   $4,051
Note payable due to Pearl (Note 4(a))    1,354    1,216
                                        ------   ------
                                        $5,868   $5,267
                                        ======   ======

         The notes bear interest at 5% and are payable in equal monthly installments over a six-month period beginning in October 2000. As a result of the extension of `Shintom's option to repurchase the Property or purchase all of the shares of stock of AX Japan (Note 4), the commencement of repayment was delayed to April 2001 and again to March 2002. Accordingly, the notes payable have been classified as current in the accompanying consolidated balance sheet.

(13)     Long-Term Debt

         On March 15, 1994, the Company completed the sale of $65,000, 6 1/4% subordinated debentures due 2001 and entered into an indenture agreement. The subordinated debentures were convertible into shares of the Company's Class A common stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances. The indenture agreement contained various covenants. The bonds were subject to redemption by the Company in whole, or in part, at any time after March 15, 1997, at certain specified amounts. On May 9, 1995, the Company issued warrants to certain beneficial holders of these subordinated debentures (Note 16(d)).

         During fiscal 2000, holders of the Company's $65,000 subordinated convertible debentures exercised their option to convert $534 debentures for 30,170 shares of the Company's Class A common stock. As a result of this conversion and the conversions that took place prior to 2000, the remaining subordinated debentures of $486 was included as current installments of long-term debt at November 30, 2000. During 2001, the Company paid $486 to the remaining holders of the Company's subordinated convertible debentures as such there is no convertible debentures outstanding at November 30, 2001.

         On October 20, 1994, the Company issued a note payable for 500,000 Japanese yen to finance its investment in TALK (Note 9). The note was scheduled to be repaid on October 20, 2004 and bore interest at 4.1%. The note could be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender. The lender had an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         of the note at any time after October 20, 1995. In October 2000, the Company exercised its option to repay the note by returning the 10,000 shares of its TALK investment to the lender. In connection with the transaction, the Company recognized an extraordinary gain in the amount of $2,189 representing the difference between the loan, which approximated $4,578, and the Company's recorded investment in TALK, which approximated $2,389, at the time of the transaction.

(14)     Income Taxes

         The components of income (loss) before the provision for (recovery of) income taxes are as follows:


                                November 30,
                      ----------------------------------------------------------
                      1999      2000       2001


Domestic Operations   $42,668   $ 37,119    $(10,329)
Foreign Operations         55      2,846         183
                      -------   --------    --------
                      $42,723   $ 39,965    $(10,146)
                      =======   ========    ========

         Total income tax expense (benefit) was allocated as follows:


                                                                November 30,
                                                 -------------------------------------
                                                    1999           2000          2001


Statement of operations                             $ 15,477    $ 14,925    $(3,937)
Stockholders' equity:
   Unrealized holding gain (loss) on investment
        securities recognized for financial
        reporting purposes                             3,540      (6,202)      (509)
   Unrealized holding gain (loss) on equity
        collar recognized for financial reporting
        purposes                                        --           570       --
   Income tax benefit of employee stock option
        exercises                                     (1,101)     (1,270)      --
                                                    --------    --------    -------
        Total income tax expense (benefit)          $ 17,916    $  8,023    $(4,446)
                                                    ========    ========    =======



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The provision for (recovery of) income taxes is comprised of:


                Federal   Foreign   State        Total

1999:
   Current    $ 14,565    $  (116)   $  1,593    $ 16,042
   Deferred       (118)      (431)        (16)       (565)
              --------    -------    --------    --------
              $ 14,447    $  (547)   $  1,577    $ 15,477
              ========    =======    ========    ========

2000:
   Current    $ 18,471    $   656    $  1,832    $ 20,959
   Deferred     (4,481)      (704)       (849)     (6,034)
              --------    -------    --------    --------
              $ 13,990    $   (48)   $    983    $ 14,925
              ========    =======    ========    ========


2001:
   Current    $ (1,995)   $   359    $  1,063    $   (573)
   Deferred     (2,435)       153      (1,082)     (3,364)
              --------    -------    --------    --------
              $ (4,430)   $   512    $    (19)   $ (3,937)
              ========    =======    ========    ========

         A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes is as follows:


                                                           November 30,
                                 ----------------------------------------------------------------
                                   1999                 2000                         2001


Tax provision at  Federal
   statutory rates              $ 14,953       35.0%  $ 13,988       35.0%  $(4,251)     (35.0)%
Undistributed income (losses)
   from equity investments          (373)      (0.9)      --       --          --       --
State income taxes, net of
   Federal benefit                 1,025        2.4        639        1.6       (12)      (0.1)
Decrease in beginning-of-the-
   year balance of the
   valuation allowance for
   deferred tax assets              (989)      (2.3)    (1,041)      (2.6)     (227)      (1.9)
Foreign tax rate differential         38        0.1        (59)      (0.1)      448        3.7
Other, net                           823        1.9      1,398        3.4       105        1.0
                                --------     ----     --------     ----     -------     ----
                                $ 15,477       36.2%  $ 14,925       37.3%  $(3,937)     (32.4)%
                                ========     ====     ========     ====     =======     ====



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The significant components of deferred income tax recovery for the years ended November 30, 2000 and 2001 are as follows:


                                                                                    November 30,
                                                                           ------------------------------
                                                                                2000            2001
                                                                                ----            ----

Deferred tax recovery (exclusive of the effect
     of other components listed below)                                           $ (4,993)      $ (3,137)
Decrease in beginning-of-the-year  balance of the valuation
     allowance for deferred tax assets                                             (1,041)          (227)
                                                                                ----------    -----------
                                                                                 $ (6,034)      $ (3,364)
                                                                                 =========      =========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:


                                                                                  November 30,
                                                                       ----------------------------------
                                                                              2000             2001
                                                                              ----             ----

Deferred tax assets:
     Accounts receivable, principally due to allowance for
        doubtful accounts and cellular deactivations                             $ 2,290          $ 1,971
     Inventory, principally due to additional costs
        capitalized for tax purposes pursuant to the Tax
        Reform Act of 1986                                                           687            1,075
     Inventory, principally due to valuation reserve                               4,276            5,421
     Accrual for future warranty costs                                             2,684            3,241
     Plant, equipment and certain intangibles, principally
        due to depreciation and amortization                                       1,146            1,442
     Net operating loss carryforwards, state and foreign                             755              870
     Contributions                                                                     -               41
     Accrued liabilities not currently deductible and other                          382              705
     Investment securities                                                             -              463
     Deferred compensation plans                                                    862            1,492
                                                                             -----------       ---------
          Total gross deferred tax assets                                         13,082           16,721
     Less: valuation allowance                                                     (343)            (116)
                                                                              ----------       ----------
          Net deferred tax assets                                                12,739           16,605
                                                                               ---------        --------

Deferred tax liabilities:
     Investment securities                                                          (35)                -
     Issuance of subsidiary shares                                               (1,432)          (1,460)
                                                                               ---------        ---------
          Total gross deferred tax liabilities                                   (1,467)          (1,460)
                                                                               ---------        ---------
          Net deferred tax asset                                                $11,272          $15,145
                                                                                ========         ========

                                       81


         The net change in the total valuation allowance for the year ended November 30, 2001 was a decrease of $227. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries as well as other deferred tax assets in foreign countries. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at November 30, 2001. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         At November 30, 2001, the Company had net operating loss carryforwards for state income tax purposes of approximately $16,064, which are available to offset future state taxable income, if any, which will expire through the year ended November 30, 2021.

(15)     Capital Structure

         The Company's capital structure is as follows:


                                                                                                               Voting
                                                                                                               Rights
                                 Par                                                     Shares                 Per      Liquidation
          Security              Value          Shares Authorized                      Outstanding              Share         Rights
          --------              -----                                                                         ------        -------
                                         ------------------------------      ------------------------------
                                                  November 30,                        November 30,
                                         ------------------------------      ------------------------------
                                              2000            2001                2000            2001
                                              ----            ----                ----            ----


                                                                                                                           $50 per
Preferred Stock             $50.00               50,000          50,000              50,000          50,000      -         share

Series Preferred Stock        0.01            1,500,000       1,500,000                   -               -       -             -
                                                                                                                         Ratably
                                                                                                                           with
Class A   Common Stock        0.01           60,000,000      60,000,000          19,478,554      19,706,309     One        Class B
                              ====
Class B   Common Stock        0.01           10,000,000      10,000,000           2,260,954       2,260,954     Ten      Ratably
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

    The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). As of November 30, 2000 and 2001, 762,492 and 909,537 shares, respectively, were repurchased under the Program at an average price of $10.80 and $10.05 per share, respectively, for an aggregate amount of $6,004 and $7,386, respectively.

    As of November 30, 2000 and 2001, 2,926,653 and 2,916,653 shares of the
    Company's Class A common stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans and 372,258 for all convertible securities and warrants outstanding at November 30, 2000. There were no convertible securities or warrants outstanding at November 30, 2001 (Notes 13 and 16).

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

    Undistributed earnings from equity investments included in retained earnings amounted to $4,869 and $3,742 at November 30, 2000 and 2001, respectively.

(16)         Stock-Based Compensation and Stock Warrants

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

             Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. The Company recorded $31 in compensation expense for the year ended November 30, 1999. No compensation expense was recorded for the years ended November 30, 2000 and 2001.

             Information regarding the Company's stock options is summarized below:


                                                         Weighted
                                                         Average
                                             Number      Exercise
                                            of Shares    Price

Outstanding at November 30, 1998            1,693,750        7.33
             Granted                        1,542,500       14.98
             Exercised                       (364,550)       7.64
             Canceled                            (500)      13.00
                                           ----------    -----
Outstanding at November 30, 1999            2,871,200       11.41
             Granted                             --       --
             Exercised                       (121,300)       6.84
             Canceled                            --       --
                                           ----------    -----
Outstanding at November 30, 2000            2,749,900       11.61
             Granted                             --       --
             Exercised                        (10,000)       7.69
             Canceled                            --       --
                                           ----------    -----
Outstanding at November 30, 2001            2,739,900       11.62
                                           ==========    =====
Options exercisable at November 30, 2001    2,153,900       10.68
                                           ==========    =====

                  At November 30, 2000 and 2001, 206,753 shares were available for future grants under the terms of these plans.

                  The per share weighted average fair value of stock options granted during 1999 was $9.83 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 5.9%, expected dividend yield of 0.0%, expected stock volatility of 60% and an expected option life of 10 years. There were no options granted during 2000 and 2001.



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The Company applies APB No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro-forma amounts indicated below:


                                                      1999          2000           2001
                                                      ----          ----           ----

Net income (loss):
   As reported                                     $   27,246   $   27,229   $   (8,209)
   Pro-forma                                           25,494       22,795      (10,496)

Net income (loss) per common share (basic):
   As reported                                  $        1.43$        1.27$       (0.38)
   Pro-forma                                             1.33         1.07        (0.48)

Net income (loss) per common share (diluted):
   As reported                                  $        1.39$        1.21$       (0.38)
   Pro-forma                                             1.30         1.01        (0.48)

                  Pro-forma net income (loss) reflect only options granted after November 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro-forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to December 1, 1995 was not considered. Therefore, the pro-forma net income (loss) may not be representative of the effects on reported net income (loss) for future years.

                  Summarized information about stock options outstanding as of November 30, 2001 is as follows:

                                          Outstanding                            Exercisable
                                           Weighted         Weighted
                                            Average         Average                       Weighted
       Exercise                            Exercise           Life                         Average
        Price               Number           Price         Remaining        Number          Price
        Range             of Shares        of Shares        In Years       of Shares      of Shares
       -------            ---------       -----------      ---------       ---------     ----------

$4.63 - $8.00                1,140,700      $ 7.21            5.21           1,140,700     $ 7.21
$8.01 - $13.00                 109,200      $11.63            3.33             109,200     $11.63
$13.01 - $15.00              1,490,000      $15.00            7.78             894,000     $15.00


(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (b)      Restricted Stock Plan

                  The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Total restricted stock outstanding, granted under these plans, at November 30, 1999 was 13,750. There were no restricted stock outstanding at November 30, 2000. Awards under the restricted stock plan may be performance- accelerated shares or performance-restricted shares. During fiscal 1999, 32,222 performance-accelerated shares and 12,103 performance-restricted shares were granted. During fiscal 2000, 6,825 performance-accelerated shares and 4,846 performance- restricted shares were granted. During fiscal 2000, 1,979 performance-restricted shares lapsed. There were no performance-restricted accelerated shares or performance-restricted shares granted in 2001.

                  Compensation expense for the performance-accelerated shares is recorded based upon the quoted market value of the shares on the date of grant. Compensation expense for the performance-restricted shares is recorded based upon the quoted market value of the shares on the balance sheet date. Compensation expense (income) for these grants for the years ended November 30, 1999 and 2000 were $127 and $40, respectively.

         (c)      Employee Stock Purchase Plan

                  In April 2000, the stockholders approved the 2000 Employee Stock Purchase Plan. The stock purchase plan provides eligible employees an opportunity to purchase shares of the Company's Class A common stock through payroll deductions at a minimum of 2% and a maximum of 15% of base salary compensation. Amounts withheld are used to purchase Class A common stock on the open market. The cost to the employee for the shares is equal to 85% of the fair market value of the shares on or about the quarterly purchase date (December 31, March 31, June 30 or September 30). The Company bears the cost of the remaining 15% of the fair market value of the shares as well as any broker fees. This Plan provides for purchases of up to 1,000,000 shares.

         (d)      Stock Warrants

                  In December 1993, the Company granted warrants to purchase 50,000 shares of Class A Common Stock at a purchase price of $14.375 per share as part of the acquisition of H & H Eastern Distributors, Inc. During fiscal 1999, the warrants were surrendered for cancellation, and the holder agreed to waive registration rights in exchange for $5.

                  On May 9, 1995, the Company issued 1,668,875 warrants in a private placement, each convertible into one share of Class A common stock at $7 1/8, subject to adjustment under certain circumstances. The warrants were issued to the beneficial holders as of June 3, 1994, of approximately $57,600 of the Company's subordinated debentures

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  in exchange for a release of any claims such holders may have against the Company, its agents, directors and employees in connection with their investment in the subordinated debentures. As a result, the Company incurred a warrant expense in 1995 of $2,900 and recorded a corresponding increase to paid-in capital. The warrants are not exercisable after March 15, 2001, unless sooner terminated under certain circumstances. John J. Shalam, Chief Executive Officer of the Company, has granted the Company an option to purchase 1,668,875 shares of Class A common stock from his personal holdings. The exercise price of this option is $7 1/8, plus the tax impact, if any, should the exercise of this option be treated as dividend income rather than capital gains to Mr. Shalam. During 1998, the Company purchased approximately 1,324,075 of these warrants at a price of $1.30 per warrant, pursuant to the terms of a self-tender offer. In connection with this purchase, the option to purchase 1,324,075 shares from John J. Shalam's personal holdings was canceled. During 2001, 314,800 warrants were exercised and converted into 314,800 shares of common stock. The remaining 30,000 warrants expired in 2001.

                  During fiscal 1997, the Company granted warrants to purchase 100,000 shares of Class A Common Stock, which have been reserved, at $6.75 per share. The warrants, which are exercisable in whole or in part at the discretion of the holder, expire on January 29, 2002. During the year ended November 30, 1999, all of the warrants were exercised.

         (e)      Profit Sharing Plans

                  The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. Accruals for contributions of $800, $1,000 and $300 were recorded by the Company for the United States plan in fiscal 1999, 2000 and 2001, respectively. Contributions required by law to be made for eligible employees in Canada were not material.

         (f)      Deferred Compensation Plan

                  Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for a select group of management. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plan. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company. The investments, which amounted to $3,844 at November 30, 2001, have been classified as trading securities and are included in investment securities on the accompanying consolidated balance sheet as of November 30, 2001. The return on

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  these underlying investments will determine the amount of earnings credited to the employees. The Company has the option of amending or terminating the Plan at any time. The deferred compensation liability is reflected as a long-term liability on the accompanying consolidated balance sheet as of November 30, 2001.

(17)     Accumulated Other Comprehensive Income (Loss)


         The change in net unrealized gain (loss) on marketable securities of $5,775, $(10,119) and $(831) for the years ended November 30, 1999,
         2000 and 2001 is net of tax of $3,540, $(6,202) and $(509),
         respectively. Reclassification adjustments of $2,171 and $1,480 are included in the net unrealized gain (loss) on marketable securities for the years ended November 30, 1999 and 2000, respectively. There were no reclassification adjustments for the year ended November 30, 2001.

         The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

(18)     Net Income (Loss) Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted earnings (loss) per common share is as follows:

                                                                          For the Years Ended
                                                                              November 30,
                                                            -----------------------------------------------
                                                                 1999            2000            2001
                                                                 ----            ----            ----
Net income (loss) (numerator for net income per
   common share, basic)                                   $    27,246   $    27,229   $     (8,209)
Interest on 6 1/4% convertible subordinated debentures,             8
   net of tax                                                      84             2              5
                                                          -----------   -----------   ------------
Adjusted net income (loss) (numerator for net income
   per common share, diluted)                             $    27,330   $    27,257   $     (8,204)
                                                          ===========   ===========   ============
Weighted average common shares (denominator for net
   income (loss) per common share, basic)                  19,100,047    21,393,566     21,877,100
Effect of dilutive securities:
   Employee stock options and stock warrants                  430,560     1,129,896           --
   Employee stock grants                                       62,175          --             --
   Convertible debentures                                     110,551        42,344           --
                                                          -----------   -----------   ------------
Weighted average common and potential common
  shares outstanding (denominator for net income
  (loss)  per common share, diluted)                       19,703,333    22,565,806     21,877,100
                                                          ===========   ===========   ============
Net income (loss) per common share before
  extraordinary item:
  Basic                                                   $      1.43   $      1.17   $      (0.38)
                                                          ===========   ===========   ============
  Diluted                                                 $      1.39   $      1.11   $      (0.38)
                                                          ===========   ===========   ============
Net income (loss) per common share:
  Basic                                                   $      1.43   $      1.27   $      (0.38)
                                                          ===========   ===========   ============
  Diluted                                                 $      1.39   $      1.21   $      (0.38)
                                                          ===========   ===========   ============

(continued)

         Employee stock options and stock warrants totaling 1,565,000 and 2,173,351 for the years ended November 30, 2000 and 2001, respectively, were not included in the net income (loss) per common share calculation because their effect would have been anti-dilutive. There were no anti-dilutive stock options and stock warrants for the years ended November 30, 1999.

         Dilutive net loss per common share for fiscal 2001 is the same as basic net loss per common share due to the anti-dilutive effect of the assumed conversion of preferred shares and exercise of stock options.

(19)     Lease Obligations

         During 1998, the Company entered into a 30-year lease for a building with its principal stockholder and chief executive officer. A significant portion of the lease payments, as required under the lease agreement, consists of the debt service payments required to be made by the principal stockholder in connection with the financing of the construction of the building. For financial reporting purposes, the lease has been classified as a capital lease, and, accordingly, a building and the related obligation of approximately $6,340 was recorded (Note 8). The effective interest rate on the capital lease obligation is 8.0%

         In connection with the capital lease, the Company paid certain construction costs on behalf of its principal stockholder and chief executive officer in the amount of $1,301 which, at November 30, 1999, was included in prepaid and other current assets on the accompanying consolidated financial statements. During 2000 and 2001, $740 and $60 was repaid to the Company, respectively. At November 30, 2001, $100 has been included in prepaid and other current assets and $400 has been included in non-current other assets on the accompanying consolidated financial statements.

         During 1998, the Company entered into a sale/lease back transaction with its principal stockholder and chief executive officer for $2,100 of equipment. No gain or loss on the transaction was recorded as the book value of the equipment equaled the fair market value. The lease is for five years with monthly rental payments of $34. The lease has been classified as an operating lease.



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         At November 30, 2001, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:


                                                     Capital           Operating
                                                      Lease             Leases

2002                                                      $    553           $ 2,045
2003                                                           554             1,606
2004                                                           553               800
2005                                                           552               669
2006                                                           560               177
Thereafter                                                  11,986                -
                                                           -------       ----------
Total minimum lease payments                                14,758           $ 5,297
                                                                             =======
Less:  amount representing interest                          8,508
                                                          --------
Present value of net minimum lease payments                  6,250
Less: current installments included in accrued
       expenses and other current liabilities                   54
                                                        ----------
Long-term obligation                                       $ 6,196
                                                           =======

         Rental expense for the above-mentioned operating lease agreements and other leases on a month- to-month basis approximated $2,552, $2,642 and $2,958 for the years ended November 30, 1999, 2000 and 2001, respectively.

         Minimum future rentals on a one-year operating lease in which the Company acts as a lessor is approximately 21,245,000 yen ($197) for fiscal 2001 (Note 4(a)).

         The Company leases certain facilities and equipment from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. At November 30, 2001, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:


2001                                         $1,221
2002                                            960
2003                                            307
2004                                            322
2005                                            109



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(20)     Financial Instruments

         (a)      Derivative Financial Instruments

                  (1)      Forward Exchange Contracts

                           At November 30, 2000, the Company had a contract to exchange foreign currencies in the form of a forward exchange contract in the amount of $4,230. This contract matured on February 28, 2001. At November 30, 1999 and 2001, the Company had no contracts to exchange foreign currencies in the form of forward exchange contracts. For the years ended November 30, 1999, 2000 and 2001, gains and losses on foreign currency transactions which were not hedged were not material. For the years ended November 30, 1999, 2000 and 2001, there were no gains or losses as a result of terminating hedges prior to the transaction date.

                  (2)      Equity Collar

                           The Company entered into an equity collar on September 26, 1997 to hedge some of the unrealized gains associated with its investment in CellStar (Note 7). The equity collar provided that on September 26, 1998, the Company can put 100,000 shares of CellStar to the counter party to the equity collar (the bank) at $38 per share in exchange for the bank being able to call the 100,000 shares of CellStar at $51 per share. The Company designated this equity collar as a hedge of 100,000 of its shares in CellStar being that it provided the Company with protection against the market value of CellStar shares falling below $38. Given the high correlation of the changes in the market value of the item being hedged to the item underlying the equity collar, the Company applied hedge accounting for this equity collar. The equity collar was recorded on the balance sheet at fair value with gains and losses on the equity collar reflected as a separate component of equity. During 1998, the Company sold its equity collar for $1,499. The transaction resulted in a net gain on hedge of available-for-sale securities of $929 which was reflected as a separate component of stockholders' equity. Also during 1998, the CellStar stock split two-for-one, resulting in the equity collar hedging 200,000 shares of CellStar stock. During 2000, the Company sold 200,000 shares of CellStar common stock and in connection with the sale of the shares, recognized $1,499 ($929 net of taxes) representing the net gain on the hedge of the available-for-sale securities (Note 1(h)(2)).

     The Company is exposed to credit losses in the event of nonperformance by the counter parties to its forward exchange contracts. The Company anticipates, however, that counter parties will be able to fully satisfy their obligations under the contracts. The

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Company does not obtain collateral to support financial instruments, but monitors the credit standing of the counter parties.

         (b)      Off-Balance Sheet Risk

                  Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox Communications Sdn. Bhd. and Audiovox Venezuela (Note 11(a)). The Company had open commercial letters of credit of approximately $65,820 and $37,635, of which $45,569 and $16,834 were accrued for purchases incurred as of November 30, 2000 and 2001, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

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

                  At November 30, 2000 and 2001, one customer, a wireless carrier and service provider, accounted for approximately 47% and 28% of accounts receivable, respectively.

                  During the year ended November 30, 1999, three customers accounted for approximately 19.6%, 14.9% and 12.7%, respectively, of the Company's 1999 sales. During the year ended November 30, 2000, one customer accounted for approximately 50.5% of the Company's 2000 sales. During the year ended November 30, 2001, one customer accounted for approximately 35% of the Company's 2001 sales.

                  The Company generally grants credit based upon analyses of its customers' financial position and previously established buying and payment patterns. The Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation.

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

         (d)      Fair Value

                  The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value because of the short maturity of these instruments. The estimated fair value of the Company's financial instruments are as follows:


                                           November 30, 2000                   November 30, 2001
                                     ------------------------------    ---------------------------------
                                        Carrying          Fair              Carrying           Fair
                                         Amount          Value               Amount           Value

Investment securities                      $  5,484        $  5,484              $  5,777       $  5,777
Long-term obligations                       $15,000         $15,000               $86,525        $86,525

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                  Investment Securities

                  The carrying amount represents fair value, which is based upon quoted market prices and conversion features at the reporting date (Note 7).

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(21)     Segment Information

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

         During the year ended November 30, 1999, three customers of the Wireless segment accounted for approximately 19.6%, 14.9% and 12.7% of the Company's 1999 sales. During the year ended November 30, 2000, one customer of the Wireless segment accounted for approximately 50.5% of the Company's 2000 sales. During the year ended November 30, 2001, one customer of the Wireless segment accounted for approximately 35% of the Company's 2001 sales. No customers in the Electronics segment exceeded 10% of consolidated sales in fiscal 1999, 2000 or 2001.



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         Effective December 1, 1999, a non-Quintex retail operation, previously reported in the Wireless segment, has been included in the Electronics segment.


                                                                    Consolidated
                                   Wireless    Electronics Corporate   Totals

1999

Net sales                           918,678     242,855       --      1,161,533
Intersegment sales
     (purchases), net                (1,149)      1,149       --           --
Interest income                          64          80        794          938
Interest expense                      6,034       3,332     (5,307)       4,059
Depreciation and amortization           712       1,023      1,553        3,288
Income (loss) before provision
     for income tax                  31,255      11,358        110       42,723
Total assets                        267,435     125,117     82,794      475,346
Non-cash items:
     Provision for bad debt
        expense                       1,892         727        636        3,255
     Deferred income tax
        benefit                        --          --          565          565
     Minority interest                 --          --        3,327        3,327
     Capital expenditures             1,747       1,211      1,864        4,822

                                                                           2000

Net sales                         1,426,195     278,264       --      1,704,459
Intersegment sales
     (purchases), net                   302        (302)      --           --
Interest income                         198         104      1,314        1,616
Interest expense                      7,752       2,551     (4,729)       5,574
Depreciation and amortization           789       1,285      2,054        4,128
Income (loss) before provision
     for income tax and
     extraordinary item              30,997      14,769     (5,801)      39,965
Extraordinary item                     --          --        2,189        2,189
Total assets                        301,671     134,051     66,165      501,887
Non-cash items:
     Provision for bad debt
        expense                       1,946         758       (185)       2,519
     Deferred income tax
        benefit                        --          --        6,034        6,034
     Minority interest                 --          --        3,555        3,555
     Capital expenditures             1,241       1,091      9,715       12,047


(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES


                                                                   Consolidated
                                   Wireless    Electronics Corporate   Totals

2001

Net sales                          966,701    301,045      --       1,267,746
Interest income                        138         91       441           670
Interest expense                     7,711      2,039    (4,575)        5,175
Depreciation and amortization          878      1,408     2,190         4,476
Income (loss) before provision
     for (recovery of) income
     tax and extraordinary item    (17,732)    12,556    (6,970)      (12,146)
Total assets                       342,290    132,720    58,358       533,368
Non-cash items:
     Provision for bad debt
        expense                        629      1,091       216         1,936
     Deferred income tax
        benefit                       --         --       3,364         3,364
     Minority interest                --         --       1,851         1,851
     Capital expenditures              941        840       827         2,608

Net sales and long-lived assets by location for the years ended November 30, 1999, 2000 and 2001 were as follows.


                                     Net Sales                                    Long-Lived Assets
                 ------------------------------------------------- ------------------------------------------------
                       1999            2000            2001             1999            2000            2001
                       ----            ----            ----             ----            ----            ----

United States          $1,061,532      $1,458,245       $1,053,008         $68,126         $50,928          $41,365
Canada                     23,146          68,004           85,796               -               -                -
Argentina                  22,831          17,888            2,684               -               -                -
Peru                        9,913               -            4,148               -               -                -
Portugal                        -           7,679                -               -               -                -
Malaysia                    7,780          15,294           12,570           1,275             849            1,220
Venezuela                  22,853          15,264           22,422           1,387             644            8,339
Mexico, Central
    America and
    Caribbean              10,568         100,599           77,134               -               -                -
Chile                           -          15,794            1,077               -               -                -
Other foreign
    countries               2,910           5,692            8,907              -               -                -
                   --------------  --------------   --------------    ------------    ------------     -----------
Total                  $1,161,533      $1,704,459       $1,267,746         $70,788         $52,421          $50,924
                       ==========      ==========       ==========         =======         =======          =======

(22)     Related Party Transactions

         During 2000, the Company advanced $620 to an officer/director of the Company which has been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. On December 1, 2000, the Company obtained an unsecured note in the amount of $620 for the advance. The note, which bears interest at the LIBOR rate, to be adjusted

(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         quarterly, plus 1.25% per annum, is due, principle and interest, on November 30, 2001. In addition, the Company has outstanding notes due from various officers of the Company aggregating $235 as of November 30, 2001, which have been included in other assets on the accompanying consolidated balance sheet. The notes bear interest at the LIBOR rate plus 0.5% per annum. Principle and interest are payable in equal annual installments beginning July 1, 1999 through July 1, 2003.

         The Company also leases certain facilities and equipment from its principal stockholder and several officers (Note 19).

         In April 2000, the Company entered into a sale/leaseback transaction with Shintom (Note 4(a)).

         Toshiba is a 5% stockholder in ACC (Note 2). During the years ended November 30, 1999, 2000 and 2001, 39%, 48% and 34% of the Company's
         purchases, respectively, were from Toshiba (Note 4(c)). During the quarter ended November 30, 2001, the Company recorded a receivable in the amount of $4,550 from Toshiba for upgrades that were performed by the Company in 2001 on certain models which Toshiba manufactured. Subsequent to November 30, 2001, the amount was received in full.

         The Company engages in transactions with Shintom and TALK (Note 4(b)).

(23)     Contingencies

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

         During 2001, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. There are various procedural motions pending and no discovery has been conducted to date. The Company has asserted indemnification claims against the manufacturers of the hand-held wireless telephones. The Company is vigorously defending these class action lawsuits. The Company does not expect the outcome of any pending litigation to have a material adverse effect on its consolidated financial position.



(Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The Company has guaranteed a $300 line of credit with a financial institution on behalf of one of its equity investments and has established standby letters of credit to guarantee the bank obligations of Audiovox Communications Sdn. Bhd. and Audiovox Venezuela (Note 11(a)).

Item 9 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
             Financial Disclosure

None

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

         Information regarding this item is set forth under the captions "Election of Directors" and Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement to be dated March 28, 2002, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Proxy Statement) and is incorporated herein by reference. Information with regard to Executive Officers is set forth in Item 1 of this Form 10-K.

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

                                                      PART IV

Item 14 - Exhibits,  Consolidated Financial Statement Schedules,  and Reports on
             Form 8-K

(a) (1)

The following are included in Item 8 of this Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and Subsidiaries as of November 30, 2000 and 2001.

Consolidated Statements of Operations of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1999, 2000 and 2001.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1999, 2000 and 2001.

Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 1999, 2000 and 2001.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 1999, 2000 and 2001.

Independent Auditors' Report on Financial Statement Schedules


   Schedule                                                        Page
    Number      Description                                       Number
    ------      -----------                                       ------
                Valuation and Qualifying Accounts                  105
      II

All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                          Independent Auditors' Report







The Board of Directors and Stockholders
   Audiovox Corporation:


Under the date of March 15, 2002 we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended November 30, 2001, which are included in the Company's 2001 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2001 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                            s/KPMG  LLP
                                                            -----------
                                                              KPMG  LLP


Melville, New York
March 15, 2002

(3)      Exhibits

         See Item 14(c) for Index of Exhibits.

(b)      Reports on Form 8-K

         During the fourth quarter, the Company filed one report on Form 8-K, dated September 26, 2001 and filed on October 1, 2001. The Form 8-K reported on September 26, 2001 the Company that announced preliminary results for its fiscal third quarter ended August 31, 2001. Annexed to the Form 8-K, as Exhibits 1 and 2, respectively, were the Company's Press Release dated September 26, 2001 and a transcript of the conference call held on September 26, 2001.

(c)      Exhibits


    Exhibit
    Number              Description

     3.1 Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-107, filed May 4, 1987).

     3.1a Amendment to Certificate of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1993).

     3.1b Amendment to Certificate of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2000).

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

                                              AUDIOVOX CORPORATION



March 15, 2002                                BY:s/John J. Shalam
                                                 -----------------------------
                                                  John J. Shalam, President
                                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                                      Date

                                                   President;
                                                Chief Executive Officer
s/John J. Shalam                                (Principal Executive Officer               March 15, 2002
----------------
John J. Shalam                                   and Director
                                                Executive Vice President and
s/Philip Christopher                            Director                                   March 15, 2002
--------------------
Philip Christopher
                                                Senior Vice President,
                                                Chief Financial Officer (Principal
s/Charles M. Stoehr                             Financial and Accounting                   March 15, 2002
-------------------
Charles M. Stoehr                               Officer) and Director

s/Patrick M. Lavelle                            Director                                   March 15, 2002
--------------------
Patrick M. Lavelle

s/Ann Boutcher                                  Director                                   March 15, 2002
--------------
Ann Boutcher

s/Richard A. Maddia                             Director                                   March 15, 2002
-------------------
Richard A. Maddia

s/Paul C. Kreuch, Jr.                           Director                                   March 15, 2002
---------------------
Paul C. Kreuch, Jr.

s/Dennis McManus                                Director                                   March 15, 2002
-----------------
Dennis McManus

s/Irving Halevy                                 Director                                   March 15, 2002
---------------
Irving Halevy




                                                                                                         Schedule II
                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years Ended November 30, 1999, 2000 and 2001
                                 (In thousands)




                  Column A           Column B         Column C       Column D       Column E
                  --------          ---------
                                                -------------------  --------------

                                    Balance at  Charged to Charged                   Balance
                                    Beginning   Costs and  to Other                  At End
                 Description         Of Year    Expenses   Accounts   Deductions      Of Year
                 -----------        ---------   ---------- ---------  ----------     --------

1999

Allowance for doubtful accounts        $ 2,944   $ 3,342      --     $    641     $ 5,645
Cash discount allowances                   170        49      --         --           219
Co-op advertising and volume
   rebate allowances                     8,137    12,122      --        9,122*     11,137
Allowance for cellular deactivations       875       386      --         --         1,261
Reserve for warranties and product
   repair costs                          4,085     4,486      --          800       7,771
                                       -------   -------   -------   --------     -------
                                       $16,211   $20,385      --     $ 10,563     $26,033
                                       =======   =======   =======   ========     =======

                                                                                     2000

Allowance for doubtful accounts        $ 5,645   $ 2,794      --     $  1,518     $ 6,921
Cash discount allowances                   219      --        --           24         195
Co-op advertising and volume
   rebate allowances                    11,137    16,885      --       11,930*     16,092
Allowance for cellular deactivations     1,261      --        --            7       1,254
Reserve for warranties and product
   repair costs                          7,771     8,326      --        4,169      11,928
                                       -------   -------   -------   --------     -------
                                       $26,033   $28,005      --     $ 17,648     $36,390
                                       =======   =======   =======   ========     =======

                                                                                     2001

Allowance for doubtful accounts        $ 6,921   $ 2,309      --     $  3,614     $ 5,616
Cash discount allowances                   195      --        --           13         182
Co-op advertising and volume
   rebate allowances                    16,092    11,112      --       16,838*     10,366
Allowance for cellular deactivations     1,254      --        --         (781)      2,035
Reserve for warranties and product
   repair costs                         11,928    11,319      --       10,181      13,066
                                       -------   -------   -------   --------     -------
                                       $36,390   $24,740      --     $ 29,865     $31,265
                                       =======   =======   =======   ========     =======

*Includes $4,095, $8,265 and $12,820 recorded into income during the years ended
November 30, 1999, 2000 and 2001, respectively, due to revisions of previously established co-operative advertising allowances, market development funds and volume incentive rebate accruals.
