Form 10-Q
period 2002-02-28
AUDIOVOX CORP
filed 2002-04-15
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                    February 28, 2002
                                    --------------------------------------------


Commission file number                               0-28839
                                    --------------------------------------------


                                    AUDIOVOX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    13-1964841
-------------------------------------------          ---------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

150 Marcus Blvd., Hauppauge, New York                      11788
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code                (631) 231-7750
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

[GRAPHIC OMITTED]

           Class                                  Outstanding at April 10, 2001
           ---------------------------------------------------------------------
           Class A Common Stock                             20,621,338 Shares
           Class B Common Stock                              2,260,954 Shares

                                               AUDIOVOX CORPORATION


                                                     I N D E X
                                                                                                         Page
                                                                                                        Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at November 30,
                  2001 and February 28, 2002 (unaudited)                                                     3

                  Consolidated Statements of Operations for the
                  Three Months Ended February 28, 2001
                  and February 28, 2002 (unaudited)                                                          4

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended February 28, 2001
                  and February 28, 2002 (unaudited)                                                          5

                  Notes to Consolidated Financial Statements                                               6-15


ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                                                               16-40


PART II           OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K                                                          41

                  SIGNATURES                                                                                42

                                       AUDIOVOX CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                         (In thousands, except share data)


                                                                                November 30,     February 28,
                                                                                   2001             2002
                                                                                  ------           -----
                                                                                                 (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                      $   3,025    $   5,580
   Accounts receivable, net                                                         227,209      101,304
   Inventory, net                                                                   225,662      266,344
   Receivable from vendor                                                             6,919        1,707
   Prepaid expenses and other current assets                                          7,632        7,105
   Deferred income taxes, net                                                        11,997       13,214
                                                                                  ---------    ---------
         Total current assets                                                       482,444      395,254
Investment securities                                                                 5,777        5,738
Equity investments                                                                   10,268       10,418
Property, plant and equipment, net                                                   25,687       24,483
Excess cost over fair value of assets acquired and other intangible assets, net       4,742        4,964
Deferred income taxes, net                                                            3,148        3,568
Other assets                                                                          1,302        1,064
                                                                                  ---------    ---------
                                                                                  $ 533,368    $ 445,489
                                                                                  =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                               $  57,162    $  67,660
   Accrued expenses and other current liabilities                                    41,854       28,590
   Income taxes payable                                                               3,035        4,064
   Bank obligations                                                                  92,213        3,965
   Notes payable                                                                      5,267        4,813
                                                                                  ---------    ---------
         Total current liabilities                                                  199,531      109,092
Bank obligations                                                                       --          6,725
Capital lease obligation                                                              6,196        6,184
Deferred compensation                                                                 3,844        4,403
                                                                                  ---------    ---------
         Total liabilities                                                          209,571      126,404
                                                                                  ---------    ---------
Minority interest                                                                     1,851        1,665
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                  2,500        2,500
   Common stock:
       Class A; 60,000,000 authorized; 20,615,846 issued at November 30, 2001 and February 28, 2002; 19,706,309 outstanding at November
         30, 2001 and February 28, 2002                                                 207          207
       Class B convertible; 10,000,000 authorized; 2,260,954 issued and
         outstanding                                                                     22           22
   Paid-in capital                                                                  250,785      250,785
   Retained earnings                                                                 82,162       78,208
   Accumulated other comprehensive loss                                              (6,344)      (6,916)
   Treasury stock, at cost, 909,537 Class A common stock at November 30,
       2001 and February 28, 2002                                                    (7,386)      (7,386)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 321,946      317,420
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 533,368    $ 445,489
                                                                                  =========    =========





See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
       For the Three Months Ended February 28, 2001 and February 28, 2002
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                           Three Months Ended
                                                                         February 28,     February 28,
                                                                             2001             2002
                                                                    -----------------     ------------

Net sales                                                              $    331,052    $    191,012

Cost of sales                                                               301,212         170,781
                                                                       ------------    ------------

Gross profit                                                                 29,840          20,231
                                                                       ------------    ------------

Operating expenses:
   Selling                                                                    9,771           9,169
   General and administrative                                                11,134          10,651
   Warehousing and assembly                                                   5,345           5,846
                                                                       ------------    ------------
       Total operating expenses                                              26,250          25,666
                                                                       ------------    ------------

Operating income (loss)                                                       3,590          (5,435)
                                                                       ------------    ------------

Other income (expense):
   Interest and bank charges                                                 (1,007)           (963)
   Equity in income of equity investments                                     1,370             304
   Other, net                                                                    71             235
                                                                       ------------    ------------
       Total other income (expense), net                                        434            (424)
                                                                       ------------    ------------

Income (loss)  before provision for (recovery of)  income taxes and
   cumulative effect of a change in an accounting principle                   4,024          (5,859)

Provision for (recovery of) income taxes                                      1,458          (1,670)
                                                                       ------------    ------------
Net income (loss) before cumulative effect of a change in accounting
   for negative goodwill                                                      2,566          (4,189)
Cumulative effect of a change in accounting for negative goodwill              --               240
                                                                       ------------    ------------

Net income (loss)                                                      $      2,566    $     (3,949)
                                                                       ============    ============

Net income (loss) per common share (basic):
    Income (loss) before cumulative effect of a change in accounting
       for  negative goodwill                                          $       0.12    $      (0.19)
   Cumulative effect of a change in accounting for negative goodwill           --              0.01
                                                                       ------------    ------------

Net income (loss) per common share                                     $       0.12    $      (0.18)
                                                                       ============    ============

Net income (loss) per common share (diluted)
   Income (loss) before cumulative effect of a change in accounting
       for negative goodwill                                           $       0.12    $      (0.19)
   Cumulative effect of a change in accounting for negative goodwill           --              0.01
                                                                       ------------    ------------


Net income (loss) per common share                                     $       0.12    $      (0.18)
                                                                       ============    ============

Weighted average number of common shares outstanding:
     Basic                                                               21,654,486      21,967,263
                                                                      ============    ============
     Diluted                                                             22,034,838      21,967,263
                                                                     =============    =============

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           Three Months Ended February 28, 2001 and February 28, 2002
                                 (In thousands)
                                   (unaudited)

                                                                         February 28,  February 28,
                                                                            2001           2002
                                                                     -----------------    -----
Cash flows from operating activities:
   Net income (loss)                                                       $   2,566    $  (3,949)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                           1,054        1,096
       Provision for bad debt expense                                            176          242
       Equity in income of equity investments                                 (1,370)        (186)
       Minority interest                                                         330         (304)
       Deferred income tax expense                                              (603)      (1,637)
       Gain on disposal of property, plant and equipment, net                   --            (12)
       Cumulative effect of a change in accounting for negative goodwill        --           (240)
   Changes in:
       Accounts receivable                                                    83,481      124,627
       Receivable from vendor                                                  2,466        5,212
       Inventory                                                             (46,987)     (42,595)
       Accounts payable, accrued expenses and other current liabilities      (15,112)       2,140
       Income taxes payable                                                      780        1,029
       Investment securities - trading                                        (1,721)        (559)
       Prepaid expenses and other, net                                        (1,476)        (420)
                                                                           ---------    ---------

          Net cash provided by operating activities                           23,584       84,444
                                                                           ---------    ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net                              (698)        (726)
   Proceeds from distribution from equity investment                            --            159
                                                                           ---------    ---------

          Net cash used in investing activities                                 (698)        (567)
                                                                           ---------    ---------

Cash flows from financing activities:
   Repayments of bank obligations, net                                       (14,535)     (81,223)
   Payment of dividend to minority shareholder of subsidiary                  (1,034)        --
   Principal payments on capital lease obligation                                 (6)         (12)
   Repurchase  of Class A common stock                                        (1,382)        --
                                                                           ---------    ---------

          Net cash used in financing activities                              (16,957)     (81,235)
                                                                           ---------    ---------

Effect of exchange rate changes on cash                                           (1)         (87)
                                                                           ---------    ---------

Net increase in cash                                                           5,928        2,555

Cash at beginning of period                                                    6,431        3,025
                                                                           ---------    ---------
Cash and cash equivalents at end of period                                 $  12,359    $   5,580
                                                                           =========    =========








See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
     Three Months Ended February 28, 2001 and February 28, 2002 (unaudited)
             (Dollars in thousands, except share and per share data)



(1)  Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox
     Corporation and subsidiaries (the Company) as of November 30, 2001 and February 28, 2002, the consolidated statements of operations for the three month periods ended February 28, 2001 and February 28, 2002, and the consolidated statements of cash flows for the three month periods ended February 28, 2001 and February 28, 2002. The interim figures are not necessarily indicative of the results for the year.

     Accounting policies adopted by the Company are identified in Note 1 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report filed on Form 10-K. Certain reclassifications have been made to the 2001 consolidated financial statements in order to conform to the 2002 presentation.

     In fiscal 2001, the Company adopted the provisions of Emerging Issue Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $304 and $155 for the quarters ended February 28, 2001, and February 28, 2002, respectively.

(2)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:


                                                Three Months Ended
                                         February 28,        February 28,
                                             2001                2002
                                            ------              -----

Cash paid during the period:
     Interest (excluding bank charges)      $ 774                $ 872
     Income taxes (net of refunds)         $ 1,280               $ 295


     During the three months ended February 28, 2001 and February 28, 2002, the Company recorded a net unrealized holding loss relating to available-for-sale marketable securities, net of deferred taxes, of $391 and $349, respectively, as a component of accumulated other comprehensive loss.

(3)  Inventory

     The markets in which the Company competes are characterized by declining prices, intense competition, rapid technological change and frequent new product introductions. The Company maintains a significant investment in inventory and, therefore, is subject to the risk of losses on write-downs to market and inventory obsolescence. During the quarter ended February 28, 2002, the Company recorded inventory write-downs to market of $1,040 as a result of the recent reduction of selling prices primarily related to digital hand-held phones in anticipation of new digital technologies. It is reasonably possible that additional write- downs to market may be required in the future, however, no estimate can be made of such losses. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market. In particular, at February 28, 2002, the Company had on hand 453,124 units of a certain phone model, which approximated $70,090. In the near future, the Company expects to introduce a new model, as well as new technologies. No guarantee can be made that further reductions in the carrying value of this or other models will not be required in the future.

     At February 28, 2002, the Company had on hand 300,000 units of two phone models in the amount of $54,000, which has been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. The Company has an arrangement with the manufacturer of the phones, which provides for, among other things, extended payment terms. The payment terms are such that the Company is not required to pay for the phones until shipment has been made to the Company's customers.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(4)  Net Income (Loss) Per Common Share

     A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                                                       Three Months Ended

                                                                                 February 28,          February 28,
                                                                                      2001                   2002
                                                                                  -----------            -----------
Net income (loss) (numerator for basic income per share)                        $     2,566      $        (3,949)
Interest on 6 1/4% convertible subordinated debentures, net of
   tax                                                                                    4                   --
                                                                               --------------    --------------
Adjusted net income (loss) (numerator for diluted income per
   share)                                                                       $     2,570      $        (3,949)
                                                                               ==============    ==============
Weighted average common shares (denominator for basic
   income per share)                                                             21,654,486           21,967,263
Effect of dilutive securities:
   6 1/4% convertible subordinated debentures                                        27,458                   --
   Employee stock options and stock warrants                                        352,894                   --
                                                                               --------------    --------------
Weighted average common and potential common shares
   outstanding (denominator for diluted income per share)                        22,034,838          21,967,263
                                                                               ==============    ==============

Net income (loss) per common share (basic):
   Income (loss) before cumulative effect of a change in
       accounting for  negative goodwill                                        $      0.12      $       (0.19)
   Cumulative effect of a change in accounting for negative
       goodwill                                                                          --                0.01
                                                                               --------------    --------------
Net income (loss) per common share                                              $      0.12      $       (0.18)
                                                                               ==============    ==============

Net income (loss) per common share (diluted):
   Income (loss) before cumulative effect of a change in
       accounting for  negative goodwill                                        $      0.12      $       (0.19)
   Cumulative effect of a change in accounting for negative
       goodwill                                                                          --                0.01
                                                                               --------------    --------------
Net income (loss) per common share                                              $      0.12      $       (0.18)
                                                                               ==============    ==============


     There were no anti-dilutive stock options or stock warrants for the three months ended February 28, 2001. Stock options and warrants totaling 2,739,700 for the three months ended February 28, 2002, were not included in the net loss per common share calculation because their effect would have been anti-dilutive.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(5)  Comprehensive Income (Loss)

     The accumulated other comprehensive loss of $6,344 and $6,916 at November 30, 2001 and February 28, 2002, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized loss on the Company's available-for-sale investment securities of $1,021 and $1,370 at November 30, 2001 and February 28, 2002, respectively, and the accumulated foreign currency translation adjustment of $5,323 and $5,546 at November 30, 2001 and February 28, 2002, respectively.

     The Company's total comprehensive income (loss) was as follows:


                                                         Three Months Ended
                                                             February 28,

                                                           2001         2002
                                                         ------      -------

Net income (loss)                                    $   2,566        $ (3,949)
                                                     ----------       ---------
Other comprehensive income (loss):
   Foreign currency translation adjustments                  33           (223)
   Unrealized gain (loss) on securities:
       Unrealized holding loss arising during
           period, net of tax                             (391)           (349)
                                                    -----------     -----------
Other comprehensive loss, net of tax                      (358)           (572)
                                                    -----------     -----------
Total comprehensive income (loss)                    $   2,208        $ (4,521)
                                                     ==========       =========

     The change in the net unrealized loss arising during the periods presented above are net of tax benefit of $240 and $214 for the three months ended February 28, 2001 and February 28, 2002, respectively. There were no reclassification adjustments for the three months ended February 28, 2001 and 2002.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the three months ended February 28, 2001 and February 28, 2002, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. Segment identifiable assets are those which are directly used in or identified to segment operations.


                                                                                           Elimin-        Consolidated
                                        Wireless        Electronics      Corporate         ations            Totals

Three Months Ended
February 28, 2001

Net sales                                   $265,338         $ 65,714               -                 -          $331,052
Intersegment sales (purchases)                 (129)              129               -                 -                 -
Pre-tax income (loss)                          3,325            2,310       $ (1,611)                 -             4,024
Total assets                                 282,351          116,947         111,009         $(35,957)           474,350

Three  Months Ended
February 28, 2002

Net sales                                   $119,119         $ 71,893               -                 -          $191,012
Intersegment sales (purchases)                     -                -               -                 -                 -
Pre-tax income (loss)                        (6,547)            2,698       $ (2,010)                 -           (5,859)
Total assets                                 282,748          101,249          97,449         $(35,957)           445,489


                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(7)  Audiovox Communications Corp. Dividend

     In February 2001, the Board of Directors of Audiovox  Communications  Corp.
     (ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a 95% shareholder, and Toshiba Corporation (Toshiba), a 5% shareholder for their respective share of net income for the previous fiscal years. ACC paid Toshiba its share of the dividend, which approximated $1,034 in the first quarter of 2001. There were no dividends declared during 2002, due to the net loss of ACC during 2001.

(8)  Business Combinations and Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.
     142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the impairment of Long-Live Assets to be Disposed Of".

     The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001. As a result of adopting the provisions of SFAS No. 141 and 142, the Company did not record amortization expense relating to its goodwill during the quarter ended February 28, 2002, which approximated $86 during the prior three months ended February 28, 2001. The Company was not required under SFAS No. 142 to assess the useful life and residual value of its goodwill as the Company's goodwill is equity method goodwill, and, as such, will continue to be evaluated for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     As required by the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based upon that assessment, no judgements were made to the amortization period of residual values of other intangible assets.

     In accordance with SFAS No. 142, the Company wrote-off its unamortized negative goodwill of $240 as of the date of adoption, which has been reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(9)  Product Return

     During the quarter ended February 28, 2001, Wireless refunded approximately $21,000 to a customer, who is a wireless carrier, for the return of approximately 97,000 tri-mode phones. During January 2001, Wireless also purchased 93,600 of the same model of tri-mode phone for a cost of $12.4 million. As a result of changes in the marketplace for wireless products, the selling price of the phones has been reduced below the original cost. The Company did not record a write-down on these phones as they expected to receive a full refund or partial credit from the manufacturer of the phones during the second quarter of 2001. In April 2001, the Company received a credit from the manufacturer of $12.4 million. The credit was applied against the carrying value of the phones on hand which approximated 190,600 phones, which are appropriately recorded at the lower of cost or market. All of these phones were subsequently sold.

(10) Sales/Leaseback Transaction

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

     The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000
     Yen loan ($1,291) from the Company. The land and building have been included in property, plant and equipment, and the loans have been recorded as notes payable on the accompanying consolidated balance sheets as of November 30, 2001 and February 28, 2002. Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bear interest at 5% per annum, and principle was payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl are subordinated completely to the loan from the Company, and, in liquidation, the Company receives payment first.

     Upon the expiration of six months after the transfer of the title to the Property to AX Japan, Shintom had the option to repurchase the Property or purchase all of the shares of stock of AX Japan. This option could be extended for one additional six month period. The option

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     to repurchase the building is at a price of 770,000,000 Yen plus the equity capital of AX Japan (which in no event can be less than 60,000,000 Yen) and can only be made if Shintom settles any rent due AX Japan pursuant to the lease agreement. The option to purchase the shares of stock of AX Japan is at a price not less than the aggregate par value of the shares and, subsequent to the purchase of the shares, AX Japan must repay the outstanding loan due to the Company. If Shintom does not exercise its option to repurchase the Property or the shares of AX Japan, or upon occurrence of certain events, AX Japan can dispose of the Property as it deems appropriate. The events which result in the ability of AX Japan to be able to dispose of the Property include Shintom petitioning for bankruptcy, failing to honor a check, failing to pay rent, etc. If Shintom fails, or at any time becomes financially or otherwise unable to exercise its option to repurchase the Property, Vitec has the option to repurchase the Property or purchase all of the shares of stock of AX Japan under similar terms as the Shintom options.

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

     AX Japan had the option to delay the repayment of the loans for an additional six months if Shintom extended its options to repurchase the Property or stock of AX Japan. In September 2001, Shintom extended its option to repurchase the Property and AX Japan delayed its repayment of the loans for an additional six months.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     In March 2002, upon the expiration of the additional six-month period, the Company and Shintom agreed to extend the lease for an additional one-year period. In addition, Shintom was again given the option to purchase the Property or shares of stock of AX Japan after the expiration of a six-month period or extend the option for one additional six-month period. AX Japan was also given the option to delay the repayment of the loans for an additional six months if Shintom extended its option for an additional six months.

(11) Debt Convenants

     The Company maintains a revolving credit agreement with various financial institutions. The credit agreement contains several convenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. During the year ended November 30, 2001, the Company was not in compliance with certain of its pre-tax income covenants and had not received a waiver. Accordingly, the Company recorded its bank obligations in current liabilities at November 30, 2001. The Company subsequently obtained a waiver for such violations. During the quarter ended February 28, 2002, the Company was not in compliance with certain of its pre- tax income covenants and obtained a waiver for the quarter ended February 28, 2002.

(12) Contingencies

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The Company has guaranteed a $300 line of credit with a financial institution on behalf of one of its equity investments and has established standby letters of credit to guarantee the bank obligations of Audiovox Communications Sdn. Bhd. and Audiovox Venezuela.


(13) Subsequent Events

     On March 15, 2002, Code Systems, Inc., a wholly-owned subsidiary of Audiovox Electronics Corp., purchased the assets of Code-Alarm, Inc., an automotive security product company. The purchase price consisted of approximately $7,100, paid in cash at the closing, and a debenture (CSI Debenture) whose value is linked to the future performance of Code Systems, Inc. The payment of any amount under the terms of the CSI Debenture is based on performance and is scheduled to occur in the first calendar quarter of 2006.

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

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (SEC), requires all companies to include a discussion of critical accounting policies or method used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial
Statements included in the Company's 2001 Annual Report filed on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

     In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Critical Accounting Policies

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

Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment and passage of title to the customer. The Company also records an estimate of returns. Management continuously monitors and tracks such product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. While such returns have historically been within management's expectations, a significant product return was recorded in 2001, which is netted against revenue. The Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Although the Company generally does not give price protection to its customers, on occasion, the Company will offer such price protection to its customers. The Company accrues for price protection when such agreements are entered into with its customers, which was netted against revenue. There can be no assurances that the Company will not need to offer price protection to its customers in the future. Any significant price protection agreements or increase in product returns could have a material adverse impact on the Company's operating results for the period or periods in which such price protection is offered or returns materialize.

Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company's reserve for estimated credit losses at February 28, 2002 was $4,890. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Since the Company's accounts receivable is concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivables and future operating results.

Trade and Promotional Allowances

     The Company offers trade and promotional co-operative advertising allowances, market development funds and volume incentive rebates to certain of its customers. These arrangements allow customers to take deductions against amounts owed to the Company for product purchases or entitle them to receive a payment from the Company. The Company negotiates varying terms regarding the amounts and types of arrangements dependant upon the products involved, customer or type of advertising. These arrangements are made primarily on a verbal basis. The Company initially accrues for all of its co-operative advertising allowances, market development funds and volume incentive rebates as this represents the Company's full obligation. With respect to the volume incentive rebates, the customers are required to purchase a specified volume of a specified product. The Company accrues for the rebate as product is shipped. When specified volume levels are not achieved, and, therefore, the customer is not entitled to the funds, the Company revises its estimate of its liability. The accrual for co-operative advertising allowances, market development funds and volume incentive rebates at February 28, 2002 was $9,374. The Company continuously monitors the requests made by its customers and revises its estimate of the liability under these arrangements based upon the likelihood of its customers not requesting the funds. The Company's estimates of amounts requested by its customers in connection with these arrangements may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. In the future, if the liability for these arrangements is determined to be overstated, the Company would be required to recognize such additional operating income at the time such determination is made. Likewise, if the liability for these arrangements is determined to be understated, the Company would be required to recognize such additional operating expenses at the time the customer makes such requests. Therefore, although the Company makes every effort to ensure the accuracy of its estimates, any significant unanticipated changes in the purchasing volume of its customers could have a significant impact on the liability and the Company's reported operating results.

Inventories

     The Company values its inventory at the lower of the actual cost to purchase and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand. As demonstrated in recent years, demand for the Company's products can fluctuate significantly. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, the Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In such situations, the Company generally does not obtain price protection from its vendors, however, on occasion, the Company has received price protection which reduces the cost of inventory. There can be no assurances that the Company will be successful in negotiating such price protection from its vendors in the future. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and its reported operating results. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market.

Warranties

     The Company offers warranties of various lengths to its customers depending upon the specific product. The Company's standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. The Company records an estimate for warranty related costs based upon its actual historical return rates and repair costs at the time of sale, which are included in cost of sales. The estimated liability for future warranty expense amounted to $8,625 at February 28, 2002, which has been included in accrued expenses and other current liabilities. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair the Company's products, could have a material adverse impact on its operating results for the period or periods in which such returns or additional costs materialize.

Results of Operations

     The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:

                                                   Percentage of Net Sales
                                                      Three Months Ended
                                                February 28,  February 28,
                                                     2001        2002
                                                 ---------     ---------

  Net sales:
     Wireless
        Wireless products                             77.8%     58.2%
        Activation commissions                         2.2       3.8
        Residual fees                                  0.1       0.3
        Other                                           --        --
                                                     -----     -----
           Total Wireless                             80.1      62.3
                                                     -----     -----
     Electronics
        Mobile electronics                            10.3      21.0
        Consumer electronics                           4.6       8.4
        Sound                                          4.8       8.1
        Other                                          0.2       0.2
                                                     -----     -----
           Total Electronics                          19.9      37.7
                                                     -----     -----
           Total net sales                           100.0%    100.0%
Cost of sales                                         91.0      89.4
                                                     -----     -----
Gross profit                                           9.0      10.6

Selling                                                3.0       4.8
General and administrative                             3.4       5.6
Warehousing and assembly                               1.6       3.0
                                                     -----     -----
        Total operating expenses                       8.0      13.4
                                                     -----     -----
Operating income (loss)                                1.1      (2.8)
Interest and bank charges                             (0.3)     (0.5)
Equity in income in equity investments                 0.4       0.1
Other, net                                              --       0.1
                                                     -----     -----
Income (loss) before provision for (recovery of)
     income taxes                                      1.2      (3.1)
Provision for (recovery of) income taxes               0.4      (0.9)
Change in accounting principle                          --       0.1
                                                     -----     -----
Net income (loss)                                      0.8%    (2.1%)
                                                      =====     =====

Consolidated Results
Three months ended February 28, 2001 compared to three months ended February 28, 2002

The net sales and percentage of net sales by marketing group and product line for the three months ended February 28, 2001 and February 28, 2002 are reflected in the following table:


                                        Three Months Ended
                           February 28, 2001       February 28, 2002
                           -----------------       -----------------

Net sales:
     Wireless
   Wireless products        $257,428      77.8% $111,137      58.2%
   Activation commissions      7,286       2.2     7,270       3.8
   Residual fees                 462       0.1       658       0.3
   Other                         162        --        54        --
                            --------     -----  --------     -----
      Total Wireless         265,338      80.1   119,119      62.3
                            --------     ----   --------     -----
Electronics
   Mobile electronics         33,938      10.3    40,041      21.0
   Consumer electronics       15,239       4.6    16,131       8.4
   Sound                      15,836       4.8    15,338       8.1
   Other                         701       0.2       383       0.2
                            --------     -----  --------     -----
      Total Electronics       65,714      19.9    71,893      37.7
                            --------     -----  --------     -----
      Total                 $331,052     100.0% $191,012     100.0%
                            ========     =====  ========     =====

Net sales for the first quarter of 2002 were $191,012, a decrease of $140,040, or 42.3%, from 2001. The decrease in net sales was primarily in the Wireless Group which was slightly offset by an increase in the Electronics Group. Sales from our international subsidiaries decreased from 2001 by approximately $85 or 1.5%. Gross margins were 10.6% in 2002 compared to 9.0% in 2001. The increase in gross margins was primarily due to a change in the overall mix of sales, from wireless products to electronics products, which have a higher gross margin. Individually, both divisions experienced lower gross margins in 2002 than 2001, 4.9% vs. 6.0%, respectively, in Wireless and 20% vs. 21.1%, respectively, in Electronics. Operating expenses decreased to $25,666 from

$26,250, respectively, a 2.2% decrease. As a percentage of sales, operating expenses increased to 13.4% in 2002 from 8.0% in 2001. Operating loss for 2002 was $5,435 compared to operating income of $3,590 in 2001.

Wireless Results
Three months ended February 28, 2001 compared to three months ended February 28, 2002

The following table sets forth for the periods indicated certain statements of operations data for the Wireless Group as expressed as a percentage of net sales:

                                            Three Months Ended
                                 February 28, 2001       February 28, 2002
                                 -----------------       -----------------

Net sales:
     Wireless products        $ 257,428        97.0%  $ 111,137        93.3%
     Activation commissions       7,286         2.7       7,270         6.1
     Residual fees                  462         0.2         658         0.6
     Other                          162         0.1          54          --
                              ---------       -----   ---------       -----
                                265,338       100.0%    119,119       100.0%

Gross profit                     15,968         6.0       5,856         4.9
Total operating expenses         11,848         4.5      10,840         9.1
                              ---------       -----   ---------       -----
Operating income (loss)           4,120         1.5      (4,984)       (4.2)
Other expense                      (795)       (0.2)     (1,563)       (1.3)
                              ---------        -----   ---------       -----
Pre-tax income (loss)         $   3,325         1.3%  $  (6,547)       (5.5)%
                              =========       =====    =========       =====

     Net sales were $119,119 in the first quarter of 2002, a decrease of $146,219, or 55.1%, from last year. Unit sales of wireless handsets decreased by 869,000 units in 2002, or 49.8%, to approximately 875,000 units from 1,744,000 units in 2001. This decrease was primarily due to a delay in carrier approvals of the new 1X phones for data and GPS phones for tracking. These phones required software modifications to correct a chipset issue and for other carrier system's specifications. The average selling price of handsets decreased to $122 per unit in 2002 from $141 per unit in 2001. This decrease was primarily due to sales of older digital phones as newer models are about to be introduced. The number of new wireless subscriptions processed by Quintex decreased 6.1% in 2002, with a corresponding decrease in activation commissions of approximately $516 in 2002. The average commission received by Quintex per activation decreased 1.2% from 2001. Gross profit margins decreased to 4.9% in 2002 from 6.0% in 2001, primarily due to lower average selling prices, inventory write-downs to market of $1,040, sales of older digital phones and the delayed introduction of 1X technology phones. Operating expenses decreased to $10,840 from $11,848. Selling expenses decreased from last year, primarily in divisional marketing, salaries and commissions. The decrease was partially offset by an increase in advertising. General and administrative expenses decreased from 2001, primarily in bad debt expense and employee benefits. Warehousing and assembly expenses decreased during 2002 from last year, primarily in tooling expenses, partially offset by increases in direct labor and payroll benefits. Operating loss for 2002 was $4,984 compared to last year's operating income of $4,120.

     Management believes that the wireless industry will continue to be extremely competitive in both price and technology. As the growth in the wireless marketplace has slowed, carrier customer purchasing practices have changed and pricing pressures have intensified. During the quarter ended
February 28, 2002, the Company recorded inventory write-downs to market of $1,040 as a result of the recent reduction of selling prices primarily related to digital hand-held phones in anticipation of new digital technologies. It is reasonably possible that additional write-downs to market may be required in the future, however, no estimate can be made of such losses. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market. This has and could continue to affect gross margins and the carrying value of inventories in the future. As the market for digital products becomes more competitive, the Company may be required to further adjust the carrying value of its inventory in the future. Industry and financial market forecasts call for slower growth in the global handset market. Currently, there is a global surplus of handsets, both at manufacturer and carrier levels. Though this over-supply situation is abating, it may continue to impact the Company in the future. There is also the potential for shortages in the availability of certain wireless components and parts which may affect our vendors' ability to provide handsets to us on a timely basis, which may result in delayed shipments to our customers and decreased sales.

Electronics Results
Three months ended February 28, 2001 compared to three months ended February 28, 2002

         The following table sets forth for the periods indicated certain statements of income data and percentage of net sales by product line for the Electronics Group:

                                        Three Months Ended
                             February 28, 2001     February 28, 2002
                             ---------------       -----------------
Net sales:
     Mobile electronics     $ 33,938       51.7%  $ 40,041      55.7%
     Consumer electronics     15,239       23.2     16,131      22.4
     Sound                    15,836       24.1     15,338      21.3
     Other                       701        1.0        383       0.6
                            --------      -----   --------     -----
        Total net sales       65,714      100.0     71,893     100.0
Gross profit                  13,870       21.1     14,384      20.0
Total operating expenses      11,133       17.0     11,894      16.5
                            --------      -----   --------     -----
Operating income               2,737        4.2      2,490       3.5
Other income (expense)          (427)      (0.7)       208       0.3
                            --------       -----  --------     -----
Pre-tax income              $  2,310        3.5%  $  2,698       3.8%
                            ========       =====  ========     =====


     Net sales increased $6,179 to $71,893 compared to last year's $65,714, an increase of 9.4%. Mobile electronics sales increased 18.0% compared to last year to $40,041, primarily due to increases in mobile video. Consumer electronics sales increased 5.9% over last year. Sound sales decreased 3.1% from last year to $15,338. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately 7.3% which reflects the continuing slowing economy in the Far East and the decline in OEM sales in Malaysia. The Company's Venezuelan subsidiary experienced an increase of 7.1% in sales from last year primarily from OEM. Gross margins of the Electronics Group were 20.0% in 2002 and 21.1% in 2001. The decrease in gross profit margin was primarily in mobile and consumer electronics, which typically have lower gross margins offset by the sound category showing an increase. Operating expenses increased $761 from last year to $11,894. As a percentage of sales, operating expenses decreased to 16.5% from 17.0%. Selling expenses decreased from last year, primarily in divisional marketing. General and administrative expenses increased from 2001, primarily in salaries, bad debt expense and insurance expenses. Warehousing and assembly expenses increased from 2001, primarily in direct labor, assembly expenses and tooling expenses. Operating income was $2,490 compared to last year's $2,737.

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

Other Income and Expense

     Interest expense and bank charges decreased by $44 for the three months ended February 28, 2002, compared to the same period last year. The decrease was due to lower levels of interest- bearing debt, in addition to lower interest rates. Equity in income of equity investments decreased $1,066 for the three months ended February 28, 2002, as compared to the same period last year. For the three months ended February 28, 2001 and 2002, Audiovox Specialty
Applications, LLC represented the majority of equity in income of equity investments. The decrease was primarily due to a sales program with one customer that did not renew in 2002. Other income for the quarter increased from last year's comparable period due to improved market performance regarding the investments in the Company's Deferred Compensation plan.

Provision for Income Taxes

         The effective tax (recovery) rate for the three months ended February 28, 2002 was (28.5%) compared to last year's 36.2% for the comparable period. The change in the effective tax rate was principally due to increases in the valuation allowances for state tax purposes. In addition, the change in the effective tax rate is attributable to changes in the proportion of domestic and foreign earnings and benefits as a result of the losses incurred.


Liquidity and Capital Resources

         The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. As of February 28, 2002, the Company had working capital (defined as current assets less current liabilities) of $286,162, which includes cash of $5,580 compared with working capital of $282,913 at November 30, 2001, which includes cash of $3,025. Operating activities provided approximately $84,444, primarily from collections of accounts receivable and receivable from vendor and increases in accounts payable and accrued expenses, partially offset by increases in inventory. Investing activities used approximately $567, primarily from purchases of property, plant and equipment. Financing activities used approximately $81,235, primarily from repayments of bank obligations.

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

     At November 30, 2001 and the first quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants. The Company obtained a waiver for the February 28, 2002 violation, however, as of the date the Company filed its Form 10-K, the Company had not yet received a waiver for the November 30, 2001 violation related to pre-tax income. Accordingly, bank obligations of $86,525 were classified as a current liability on the accompanying consolidated balance sheet as of November 30, 2001. The Company obtained a waiver on March

22, 2002 for the November 30, 2001 violation. Based upon the recent approvals of 1X technology and the expected sales of such models, the Company believes that they will not violate their covenants throughout the next year. However, there can be no assurances that the covenants will be met as they are dependent upon the timing of customer acceptance and shipments. While the Company was able to obtain waivers for such violations in 2001 and for the first quarter ended February 28, 2002, there can be no assurance that future negotiations with the lenders would be successful, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with the other credit facilities described below.

     The Company also has revolving credit facilities in Malaysia, Brazil and Venezuela to finance additional working capital needs. The Malaysian credit facility is partially secured by the Company under three standby letters of credit and are payable upon demand or upon expiration of the standby letters of credit. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd. The Venezuelan and Brazilian credit facilities are secured by the Company under standby letters of credit and are payable upon demand or upon expiration of the standby letter of credit.

         The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At February 28, 2002, such obligations and commitments are as follows:


                                        Payments Due By Period
                             ---------------------------------------------------
Contractual Cash                     Less than                         After
   Obligations               Total    1 Year     1-3 Years  4-5 Years  5 years
-----------------------      -----   -------     ---------  ---------  -------

Capital lease obligations   $14,623   $   555   $ 1,661   $ 1,143   $11,264
Operating leases              7,554     2,008     3,889       880       777
Other current
   obligations                4,813     4,813      --        --        --
                            -------   -------   -------   -------   -------
Total contractual cash
   obligations              $26,990   $ 7,376   $ 5,550   $ 2,023   $12,041
                            =======   =======   =======   =======   =======


                                Amount of Commitment
                                Expiration per period
                    -------------------------------------------------------
         Other      Total
       Commercial   Amounts  Less than                      Over
      Commitment    Committed 1 Year   1-3 Years 4-5 Years 5 years
      --------      --------- -------- ---------  -------- -------

Lines of credit   $10,690   $10,690       --            -      --
Standby letters
   of credit        7,903     7,903       --            -      --
Guarantees            300       300       --            -      --
Commercial
   letters of
   credit          27,040    27,040       --            -      --
                  -------   -------    -----         ----     ---
Total
   commercial
   commitments    $45,933   $45,933   $   --            -      --
                  =======   =======    =====        =====     ===

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

         The Company also leases certain facilities from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximately prevailing market rates. Total lease payments required under the leases aggregate $4,293 and extend to February 28, 2010.

Amounts Due from Officers

         On December 1, 2000, the Company obtained an unsecured note in the amount of $620 for an advance to an officer/director of the Company. The note, which bears interest at the LIBOR rate, to be adjusted quarterly, plus 1.25% per annum, was due, principle and interest, on November 30, 2001. Subsequently, the note was reissued for $651, including accrued interest, under the same terms, due November 30, 2002 and has been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. In addition, the Company has outstanding notes due from various officers of the Company aggregating $235 as of November 30, 2001 and February 28, 2002, which have been included in other assets on the accompanying consolidated balance sheet. The notes bear interest at the LIBOR rate plus 0.5% per annum. Principle and interest are payable in equal annual installments beginning July 1, 1999 through July 1, 2003.

Transactions with Shintom and TALK

         The Company engages in transactions with Shintom and TALK. TALK, which holds world- wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand and several mid-eastern countries. Through October 2000, the Company held a 30.8% interest in TALK. The Company no longer holds an equity interest in TALK. Transactions with Shintom and TALK include financing arrangements and inventory purchases. At November 30, 2001 and February 28, 2002, the Company had recorded a receivable from TALK in the amount of $265 and $6, respectively, a portion of which is payable with interest, which is reflected in receivable from vendors on the accompanying consolidated financial statements.

Transactions with Toshiba

         On March 31, 1999, Toshiba Corporation, a major supplier, purchased 5% of the Company's subsidiary, Audiovox Communications Corp. (ACC), a supplier of wireless products for $5,000 in cash. The Company currently owns 95% of ACC; prior to the transaction ACC was a wholly-owned subsidiary.

         In February 2001, the Board of Directors of Audiovox Communications Corp. (ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a 95% shareholder, and Toshiba Corporation (Toshiba), a 5% shareholder. ACC paid Toshiba its share of the dividend, which approximated $1,034 in 2001, for the year ended November 30, 2000. There were no dividends declared during 2002, due to the net loss of ACC during 2001.

         Inventory on hand at November 30, 2001 and February 28, 2002 purchased from Toshiba approximated $99,816 and $161,861, respectively. During the quarter ended November 30, 2001, the Company recorded a receivable in the amount of $4,550 from Toshiba for upgrades that were performed by the Company in 2001 on certain models which Toshiba manufactured. The amount was received in full during the first quarter of 2002.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long- Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. Statement No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, Statement No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, Statement No. 144 retains the provisions of Statement No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. Statement No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on December 1, 2002. The Company has not determined the effect, if any, that the adoption of Statement No. 144 will have on the Company's consolidated financial statements.

     In November 2001, the EITF reached several consensuses on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This Issue is a codification of the issues addressed in EITF 00-14, "Accounting for Certain Sales Incentives," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Product," as well as issues 2 and 3 of Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." In addition, several reconciling and clarifying issues that were identified in the codification process were addressed. The consensuses codified in Issue 01-9 must be applied in financial statements for any interim or annual period beginning after December 15, 2001, with the exception of the consensus on one issue which must be applied in financial statements for any interim or annual period ending after February 15, 2001. Accordingly, the consensus on one issue was effective for the quarter ended February 28, 2002. Implementation of the consensus did not have an impact on the Company's consolidated financial statements. The remaining consensus will be effective for the quarter ended May 31, 2002. Management of the Company is in the process of assessing the impact that implementing EITF 01-9 will have on the consolidated financial statements.

Forward-Looking Statements

         Except for historical information contained herein, statements made in this release that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the wireless, mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in the Company's Form 10-K for the fiscal year ended November 30, 2001 and the Form 10-Q for the first quarter ended February 28, 2002. These factors, among others, may cause actual results to differ materially from the results suggested in the forward- looking statements. Forward-looking statements include statements relating to, among other things:

     o growth trends in the wireless, automotive and consumer electronic businesses

     o technological and market developments in the wireless, automotive and consumer electronics businesses

     o    liquidity

     o    availability of key employees

     o    expansion into international markets

     o    the availability of new consumer electronic products

     Theseforward-looking    statements   are   subject   to   numerous   risks,
uncertainties and assumptions about the Company including, among other things:

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

     o    seasonality and cyclicality

     o inventory obsolescence, availability and price volatility due to market conditions

PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                --------------------------------
         No reports were filed on Form 8-K for the quarter ended February 28, 2002.

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

Dated: April 15, 2002

                                         By:s/Charles M. Stoehr
                                            ------------------------
                                               Charles M. Stoehr
                                               Senior Vice President and
                                               Chief Financial Officer