Form 10-Q
period 2002-03-31
AUDIOVOX CORP
filed 2002-07-15
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                    May 31, 2002
                                    -------------------------------------------


Commission file number                               0-28839
                                    -------------------------------------------


                                    AUDIOVOX CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      13-1964841
-------------------------------------------       -----------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

150 Marcus Blvd., Hauppauge, New York                                  11788
------------------------------------------------------------  ------------------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (631) 231-7750
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


           Class                                    Outstanding at July 8, 2002
           ---------------------------------------------------------------------

           Class A Common Stock                               21,525,383 Shares
           Class B Common Stock                                2,260,954 Shares

                              AUDIOVOX CORPORATION


                                    I N D E X
                                                                         Page
                                                                        Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at November 30,
                  2001 and May 31, 2002 (unaudited)                          3

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended May 31, 2001
                  and May 31, 2002 (unaudited)                               4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended May 31, 2001
                  and May 31, 2002 (unaudited)                               5

                  Notes to Consolidated Financial Statements               6-18


ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                               19-46


PART II           OTHER INFORMATION

ITEM 4            Submission of Matters to a Vote of Security Holders       47

ITEM 6            Exhibits and Reports on Form 8-K                         47-48

                  SIGNATURES                                                49

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                               November 30,     May 31,
                                                                                    2001          2002
                                                                                  ---------    ---------
                                                                                               (unaudited)
Assets
Current assets:
   Cash                                                                           $   3,025    $     803
   Accounts receivable, net                                                         227,209      211,723
   Inventory, net                                                                   225,662      264,925
   Receivable from vendors                                                            6,919       19,629
   Prepaid expenses and other current assets                                          7,632        8,160
   Deferred income taxes, net                                                        11,997       12,281
                                                                                  ---------    ---------
         Total current assets                                                       482,444      517,521
Investment securities                                                                 5,777        5,468
Equity investments                                                                   10,268       10,706
Property, plant and equipment, net                                                   25,687       26,489
Excess cost over fair value of assets acquired and other intangible assets, net       4,742        5,231
Deferred income taxes, net                                                            3,148         --
Other assets                                                                          1,302        1,090
                                                                                  ---------    ---------
                                                                                  $ 533,368    $ 566,505
                                                                                  =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                               $  57,162    $ 156,187
   Accrued expenses and other current liabilities                                    41,854       38,472
   Income taxes payable                                                               3,035        2,140
   Bank obligations                                                                  92,213        3,605
   Notes payable                                                                      5,267        5,239
                                                                                  ---------    ---------
         Total current liabilities                                                  199,531      205,643
Bank obligations                                                                       --          9,363
Long-term debt, less current installments                                              --          8,122
Capital lease obligation                                                              6,196        6,170
Deferred compensation                                                                 3,844        4,224
Deferred income taxes                                                                  --          2,426
                                                                                  ---------    ---------
         Total liabilities                                                          209,571      235,948
                                                                                  ---------    ---------
Minority interest                                                                     1,851        9,442
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                  2,500        2,500
   Common stock:
       Class A; 60,000,000 authorized; 20,615,846 issued at November 30, 2001 and May 31, 2002, 19,706,309 outstanding at November 30,
         2001 and May 31, 2002                                                          207          207
       Class B convertible; 10,000,000 authorized; 2,260,954 issued and
         outstanding                                                                     22           22
   Paid-in capital                                                                  250,785      249,287
   Retained earnings                                                                 82,162       82,667
   Accumulated other comprehensive loss                                              (6,344)      (6,182)
   Treasury stock, at cost, 909,537 Class A common stock at November 30,
       2001 and May 31, 2002                                                         (7,386)      (7,386)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 321,946      321,115
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 533,368    $ 566,505
                                                                                  =========    =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
        For the Three and Six Months Ended May 31, 2001 and May 31, 2002
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                           Three Months Ended           Six Months Ended
                                                                                May 31,                     May 31,
                                                                          2001              2002          2001            2002
                                                                         ------            ------        ------          -----

Net sales                                                             $    276,814    $    304,603    $    605,117    $    493,200

Cost of sales                                                              266,091         280,778         567,303         451,558
                                                                       ------------    ------------    ------------   -------------

Gross profit                                                                10,723          23,825          37,814          41,642
                                                                       ------------    ------------    ------------   -------------

Operating expenses:
   Selling                                                                   7,371           7,631          14,393          14,385
   General and administrative                                               10,577          15,856          21,711          26,508
   Warehousing and assembly                                                  5,956           5,889          11,302          11,735
                                                                       ------------    ------------    ------------   -------------
       Total operating expenses                                             23,904          29,376          47,406          52,628
                                                                       ------------    ------------    ------------   -------------

Operating loss                                                             (13,181)         (5,551)         (9,592)         (10,986)
                                                                       ------------    ------------    ------------   -------------

Other income (expense):
   Interest and bank charges                                                (1,453)         (1,038)         (2,459)         (2,002)
   Equity in income of equity investments                                    1,191             557           2,561             861
   Gain on issuance of subsidiary shares                                      --            15,825            --            15,825
   Other, net                                                                  531            (246)            601             (11)
                                                                       ------------    ------------    ------------   -------------
       Total other income, net                                                 269          15,098             703          14,673
                                                                       ------------    ------------    ------------   -------------

Income (loss)  before provision for (recovery of)  income taxes and
    cumulative effect of a change in an accounting principle               (12,912)          9,547          (8,889)          3,687
Provision for (recovery of) income taxes                                    (4,649)          5,092          (3,191)          3,422
                                                                       ------------    ------------    ------------   -------------
Net income (loss) before cumulative effect of a change in
   accounting for negative goodwill                                         (8,263)          4,455          (5,698)            265
Cumulative effect of a change in accounting for negative goodwill             --              --              --               240
                                                                       ------------    ------------    ------------   -------------

Net income (loss)                                                     $     (8,263)   $      4,455     $    (5,698)   $        505
                                                                      =============   =============    ============   =============

Net income (loss) per common share (basic):
    Income (loss) before cumulative effect of a change in
       accounting for  negative goodwill                              $      (0.38)    $      0.20     $    (0.26)    $     0.01
   Cumulative effect of a change in accounting for negative
       goodwill                                                               --              --              --            0.01
                                                                       ------------    ------------    ------------   -------------
Net income (loss) per common share                                    $      (0.38)    $      0.20     $    (0.26)    $      0.02
                                                                      =============    ============    ===========    ===========

Net income (loss) per common share (diluted):
   Income (loss) before cumulative effect of a change in
       accounting for negative goodwill                               $      (0.38)    $      0.20     $    (0.26)    $     0.01
   Cumulative effect of a change in accounting for negative
       goodwill                                                               --              --              --            0.01
                                                                       ------------    ------------    ------------   -------------
Net income (loss) per common share                                    $      (0.38)    $      0.20     $    (0.26)    $      0.02
                                                                      =============    ============    ===========    ===========


Weighted average number of common shares outstanding (basic)            21,920,990      21,967,263      21,787,738      21,967,263
                                                                      =============    ============    ===========    ===========
Weighted average number of common shares outstanding (diluted)          21,920,990      22,007,598      21,787,738      22,005,508
                                                                      =============    ============    ===========    ===========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Six Months Ended May 31, 2001 and May 31, 2002
                                 (In thousands)
                                   (unaudited)

                                                                                  May 31,
                                                                             2001         2002
                                                                            ------       -----
Cash flows from operating activities:
   Net income (loss)                                                       $ (5,698)   $     505
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on issuance of subsidiary shares                                   --        (15,825)
       Depreciation and amortization                                          2,119        2,314
       Provision for bad debt expense                                           331        1,269
       Equity in income of equity investments                                (2,561)        (861)
       Minority interest                                                       (382)        (477)
       Deferred income tax expense                                              124        5,290
       Gain on disposal of property, plant and equipment, net                    (1)         (12)
       Cumulative effect of a change in accounting for negative goodwill       --           (240)
   Changes in:
       Accounts receivable                                                   80,347       16,315
       Receivable from vendors                                               (3,638)     (12,710)
       Inventory                                                            (96,956)     (39,384)
       Accounts payable, accrued expenses and other current liabilities     (34,903)     101,556
       Income taxes payable                                                  (6,274)        (895)
       Deferred compensation                                                  1,890          380
       Investment securities - trading                                       (1,890)        (380)
       Prepaid expenses and other, net                                          733       (2,108)
                                                                           --------    ---------
          Net cash (used in) provided by operating activities               (66,759)      54,737
                                                                           --------    ---------

Cash flows from investing activities:
   Proceeds from issuance of subsidiary shares                                 --         22,399
   Purchase of acquired business                                               --         (7,107)
   Purchases of property, plant and equipment, net                           (1,342)      (1,630)
   Proceeds from distribution from equity investment                            709          359
                                                                           --------    ---------
          Net cash (used in) provided by  investing activities                 (633)      14,021
                                                                           --------    ---------

Cash flows from financing activities:
   Borrowings (repayments) of bank obligations, net                          65,221      (78,856)
   Proceeds from issuance of convertible subordinated debentures               --          8,107
   Payment of dividend to minority shareholder of subsidiary                 (1,034)        --
   Principal payments on capital lease obligation                               (14)         (26)
   Proceeds from exercise of stock options and warrants                       2,320         --
   Principal payments on subordinated debentures                               (486)        --
   Repurchase  of Class A common stock                                       (1,382)        --
                                                                           --------    ---------
          Net cash provided by (used in) financing activities                64,625      (70,775)
                                                                           --------    ---------

Effect of exchange rate changes on cash                                         (10)        (205)
                                                                           --------    ---------

Net decrease  in cash                                                        (2,777)      (2,222)

Cash at beginning of period                                                   6,431        3,025
                                                                           --------    ---------
                                                                           $  3,654    $     803
                                                                           ========    =========
Cash at end of period


See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
      Three and Six Months Ended May 31, 2001 and May 31, 2002 (unaudited)
             (Dollars in thousands, except share and per share data)



(1)      Basis of Presentation

          The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of November 30, 2001 and May 31, 2002, the consolidated statements of operations for the three and six month periods ended May 31, 2001 and May 31, 2002, and the consolidated statements of cash flows for the six month periods ended May 31, 2001 and May 31, 2002. The interim figures are not necessarily indicative of the results for the year.

          Accounting policies adopted by the Company are identified in Note 1 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report filed on Form 10-K.

          In fiscal 2001, the Company adopted the provisions of Emerging Issue Task Force Issue (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $503 and $809 for the three and six months ended May 31, 2001, respectively.

          During the quarter ended May 31, 2002, the Company adopted the provisions of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". As a result of adopting EITF 01-9 in 2002, the Company has reclassified co-operative advertising, market development funds and volume incentive rebate costs, which were previously included in selling expenses, to net sales. As a result of this reclassification, net sales and selling expenses were (increased) reduced by ($180) and $2,570 for the three and six months ended May 31, 2001, respectively. Net sales and selling expenses were increased for the three months ended May 31, 2001 rather than reduced as a result of the adoption of EITF 01-9 because of the reversals of previously established co-operative advertising, market development funds and volume incentive rebate costs exceeded the provisions for such accruals during this period. The adoption of EITF 01-9 reduced net sales and selling expenses by $14,093 and $16,508 for the three and six months ended May 31, 2002, respectively.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(2)      Supplemental Cash Flow Information

          The following is supplemental information relating to the consolidated statements of cash flows:


                                                      Six Months Ended
                                                          May 31,
                                                  2001                2002
                                                 ------              -----

Cash paid during the period:
     Interest (excluding bank charges)           $1,392              $1,152
     Income taxes (net of refunds)               $2,037               $ 500

          During the six months ended May 31, 2001 and May 31, 2002, the Company recorded a net unrealized holding gain (loss) relating to available-for-sale marketable securities, net of deferred taxes, of $420 and ($414), respectively, as a component of accumulated other comprehensive loss.

(3)      Business Acquisition

          On March 15, 2002, Code Systems, Inc., a wholly-owned subsidiary of Audiovox Electronics Corp., purchased the assets of Code-Alarm, Inc., an automotive security product company. The purchase price consisted of approximately $7,100, paid in cash at the closing, and a debenture (CSI Debenture) whose value is linked to the future earnings of Code Systems, Inc. The payment of any amount under the terms of the CSI Debenture is based on performance and is scheduled to occur in the first calendar quarter of 2006. The Company accounted for the transaction in accordance with the purchase method of accounting. As a result of the transaction, goodwill of $212 was recorded. The allocation of the purchase price is pending the final determination of certain acquired balances. Any payments made under the terms of the CSI Debenture in the future will be reflected as a component of goodwill. Proforma results of operations for the three and six month periods ended May 21, 2001 and 2000 were not provided as the amounts were deemed immaterial to the consolidated financial statements of the Company.

(4) Co-operative Advertising Allowances, Market Development Funds and Volume Incentive Rebates

          The accrual for co-operative advertising allowances, market development funds and volume incentive rebates at November 30, 2001 and May 31, 2002 was $10,366 and $21,028, respectively, and represents management's best estimate of amounts owed under these arrangements. During the three and six months ended May 31, 2001, $5,762 and $8,277,

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          respectively, and, during the three and six months ended May 31, 2002, $1,536 and $1,566, respectively, were recorded into income representing revisions to previously established co- operative advertising allowances, market development funds and volume incentive rebate accruals. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the accrual will be further revised in the near term.

(5)      Inventory

          The markets in which the Company competes are characterized by declining prices, intense competition, rapid technological change and frequent new product introductions. The Company maintains a significant investment in inventory and, therefore, is subject to the risk of losses on write-downs to market and inventory obsolescence. During the quarters ended February 28, 2002 and May 31, 2002, the Company recorded inventory write-downs to market of $1,040 and $2,290, respectively, as a result of the recent reduction of selling prices primarily related to digital hand-held phones in anticipation of new digital technologies. It is reasonably possible that additional write-downs to market may be required in the future, however, no estimate can be made of such losses. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market. No guarantee can be made that further reductions in the carrying value of this or other models will not be required in the future.

          At May 31, 2002, the Company had on hand 512,838 units in the amount of $115,054, which has been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. The Company has an arrangement with the manufacturer of the phones, which provides for, among other things, extended payment terms. The payment terms are such that the payable is non-interest bearing, and the Company is not required to pay for the phones until shipment has been made to the Company's customers.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(6)      Net Income (Loss) Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                     Three Months Ended               Six Months Ended
                                                          May 31,                          May 31,
                                                  2001            2002             2001             2002
                                                 ------          ------           ------           -----
Net income (loss) (numerator for basic
   income per share)                            $   (8,263)     $     4,455       $   (5,698)        $      505
Interest on 6 1/4% convertible subordinated
   debentures, net of tax                           --               --                    5              --
                                                -----------     ------------      -----------        -----------
Adjusted net income (loss) (numerator for
   diluted income per share)                    $   (8,263)     $     4,455       $   (5,693)        $      505
                                                ===========     ============      ===========        ===========

Weighted average common shares
   (denominator for basic income per share)     21,920,990       21,967,263        21,787,738        21,967,263
Effect of dilutive securities:
   6 1/4% convertible subordinated debentures         --              --                --                --
   Employee stock options and stock
         warrants                                     --            40,335              --               38,245
                                                -----------     ------------      -----------        -----------
Weighted average common and potential
   common shares outstanding
   (denominator for diluted income per
   share)                                       21,920,990      22,007,598        21,787,738         22,005,508
                                                ===========     ============      ===========        ===========

Net income (loss) per common share (basic):
   Income (loss) before cumulative effect of
       a change in  accounting for  negative
       goodwill                                 $    (0.38)     $      0.20       $    (0.26)        $     0.01
   Cumulative effect of a change in
       accounting for negative goodwill              --              --                --                  0.01
                                                -----------     ------------      -----------        -----------
Net income (loss) per common share              $    (0.38)     $      0.20       $    (0.26)        $     0.02
                                                ===========     ============      ===========        ===========

Net income (loss) per common share (diluted):
   Income (loss) before cumulative effect of
       a change in  accounting for  negative
       goodwill                                 $    (0.38)     $      0.20       $    (0.26)        $     0.01
   Cumulative effect of a change in
       accounting for negative goodwill              --              --                --                  0.01
                                                -----------     ------------      -----------        -----------
Net income (loss) per common share              $    (0.38)     $      0.20       $    (0.26)        $     0.02
                                                ===========     ============      ===========        ===========


          Stock options and warrants totaling 2,789,504 and 2,177,252 for the three and six months ended May 31, 2001, respectively, were not included in the net loss per common share

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         calculation because their effect would have been anti-dilutive. Stock options and warrants totaling 2,457,200 and 2,598,450 for the three and six months ended May 31, 2002, respectively, were not included in the net income per common share calculation because their effect would have been anti-dilutive.

(7)      Comprehensive Income (Loss)

          The accumulated other comprehensive loss of $6,344 and $6,182 at November 30, 2001 and May 31, 2002, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized loss on the Company's available-for-sale investment securities of $1,021 and $1,435 at November 30, 2001 and May 31, 2002, respectively, and the accumulated foreign currency translation adjustment of $5,323 and $4,747 at November 30, 2001 and May 31, 2002, respectively.

          The Company's total comprehensive income (loss) was as follows:


                                                       Three Months Ended   Six Months Ended
                                                              May 31,            May 31,
                                                        2001       2002       2001      2002
                                                       -------    -------    -------    -----

Net income (loss)                                      $(8,263)   $ 4,455    $(5,698)   $ 505
                                                       -------    -------    -------    -----
Other comprehensive income (loss):
   Foreign currency translation adjustments                 18        799         51      576
   Unrealized gain (loss) on securities:
       Unrealized holding gain (loss) arising during
           period, net of tax                              811        (65)       420     (414)
                                                       -------    -------    -------    -----
Other comprehensive loss, net of tax                       829        734        471      162
                                                       -------    -------    -------    -----
Total comprehensive income (loss)                      $(7,434)   $ 5,189    $(5,227)   $ 667
                                                       =======    =======    =======    =====

          The change in the net unrealized gain (loss) arising during the periods presented above are net of tax benefit (expense) of $497 and ($40) for the three months ended May 31, 2001 and May 31, 2002, respectively, and $257 and ($254) for the six months ended May 31, 2001 and May 31, 2002, respectively.

(8)      Segment Information

          The Company has two reportable segments which are organized by products: Wireless and Electronics. The Wireless segment primarily markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers. The Electronics segment sells autosound, mobile electronics and consumer electronics, primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufacturers (OEM), independent installers of automotive accessories

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          and the U.S. military.

          The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the six months ended May 31, 2001 and May 31, 2002, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. Segment identifiable assets are those which are directly used in or identified to segment operations.


                                                                             Elimin-   Consolidated
                                    Wireless    Electronics     Corporate    ations    Totals

Three Months Ended
May 31,  2001

Net sales                           $ 202,024       $74,790          --         -      $ 276,814
Intersegment sales (purchases)            (92)           92          --         -           --
Pre-tax income (loss)                 (15,769)        3,196      $   (339)      -        (12,912)

Three  Months Ended
May 31, 2002

Net sales                           $ 214,057       $90,546          --         -      $ 304,603
Intersegment sales (purchases)            (25)           25          --         -           --
Pre-tax income (loss)                  (8,229)        4,622        13,154       -          9,547

                      AUDIOVOX CORPORATION AND SUBSIDIARIES


                                                                                  Elimin-         Consolidated
                                    Wireless    Electronics     Corporate          ations           Totals

Six Months Ended
May 31,  2001

Net sales                           $ 465,678       $139,439           --              --         $ 605,117
Intersegment sales (purchases)           (213)           213           --              --              --
Pre-tax income (loss)                 (12,445)         5,507      $  (1,951)           --            (8,889)
Total assets                          326,741        125,579        367,447       $(296,934)        522,833

Six  Months Ended
May 31, 2002

Net sales                           $ 331,649       $161,551           --              --         $ 493,200
Intersegment sales (purchases)            (15)            15           --              --              --
Pre-tax income (loss)                 (14,775)         7,320      $  11,142            --             3,687
Total assets                          371,777        142,650        284,959       $(232,881)        566,505



(9)      Transactions With a Major Supplier

         (a)      Audiovox Communications Corp.  Dividend

                    In February 2001, the Board of Directors of Audiovox Communications Corp. (ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a then 95% shareholder, and Toshiba Corporation (Toshiba), a then 5% shareholder for their respective share of net income for the previous fiscal years. ACC paid Toshiba its share of the dividend, which approximated $1,034 in the first quarter of 2001. There were no dividends declared during 2002, due to the net loss of ACC during 2001.

         (b)      Issuance of Subsidiary Shares

                    On May 29, 2002, Toshiba purchased an additional 20% of ACC for $23,900 in cash, bringing Toshiba's total ownership interest in ACC to 25%. In addition, an $8,100 convertible subordinated note (the Note) was issued to Toshiba. The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principle amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years. In accordance with the provisions of the Note, Toshiba may convert the balance of the Note into additional shares of ACC in order to maintain a maximum 25% interest in ACC.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          In  connection  with the  transaction,  ACC and Toshiba  formalized  a distribution agreement whereby ACC will be Toshiba's exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico, and all countries in the Caribbean and Central and South America through May 29, 2007. Also, in accordance with the terms of the stockholders agreement, upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement, Toshiba maintains a put right and Audiovox Corp. a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Audiovox's call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five (5) year term.

          Additionally, ACC entered into an employment agreement with the President and Chief Executive Officer (the Executive) of ACC through May 29, 2007. Under the agreement, ACC is required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC's annual earnings before income taxes. Audiovox Corp., under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the
          Executive, to be allocated by the Executive. The bonus was for services previously rendered, and, accordingly, the bonus has been included in general and administrative expenses in the accompanying statements of operations for the three and six months ended May 31, 2002. The Executive was required to utilize all or a portion of the bonus allocated to him to repay the remaining outstanding principal and accrued interest owed by the Executive to the Company pursuant to the unsecured promissory note in favor of Audiovox Corp. Subsequent to May 31, 2002, the Executive was paid $1,800 less the amount outstanding under the promissory note of $651.

          As a result of the issuance of ACC's shares, the Company recognized a gain of $15,825 ($9,811 after provision for deferred taxes). The gain on the issuance of the subsidiary's shares has been recognized in the accompanying consolidated statements of operations.

(10)     Business Combinations and Goodwill and Other Intangible Assets

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the impairment of Long-Live Assets to be Disposed Of".

          The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001. As a result of adopting the provisions of SFAS No. 141 and 142, the Company did not record amortization expense relating to its goodwill during the six month period ended May 31, 2002, which approximated $142 during the prior six months ended May 31, 2001. The Company was not required under SFAS No. 142 to assess the useful life and residual value of its goodwill as the Company's goodwill is equity method goodwill, and, as such, will continue to be evaluated for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

          As required by the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based upon that assessment, no adjustments were made to the amortization period of residual values of other intangible assets.

          In accordance with SFAS No. 142, the Company wrote-off its unamortized negative goodwill of $240 as of the date of adoption, which has been reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle.

(11)     Product Return

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

(12)     Sales/Leaseback Transaction

          In April 2000, AX Japan purchased land and a building (the Property) from Shintom Co., Ltd. (Shintom) for 770,000,000 Yen (approximately $7,300) and entered into a leaseback

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          agreement whereby Shintom leased the Property from AX Japan for a one-year period. This lease is being accounted for as an operating lease by AX Japan. Shintom is a stockholder who owns all of the outstanding preferred stock of the Company and is a manufacturer of products purchased by the Company through its previously-owned equity investee, TALK Corporation (TALK). The Company currently holds stock in Shintom and has previously invested in Shintom convertible debentures.

          The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building have been included in property, plant and equipment, and the loans have been recorded as notes payable on the accompanying consolidated balance sheets as of November 30, 2001 and May 31, 2002. Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bear interest at 5% per annum, and principle was payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl are subordinated completely to the loan from the Company, and, in liquidation, the Company receives payment first.

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

(13)     Debt Convenants

          The Company maintains a revolving credit agreement with various financial institutions. The credit agreement contains several convenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. During the year ended November 30, 2001, the Company was not in compliance with certain of its pre-tax income covenants and had not received a waiver. Accordingly, the Company recorded its bank obligations in current liabilities at November 30, 2001. The Company subsequently obtained a waiver for such violations. During the quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants and obtained a waiver for the quarter ended February 28, 2002 which also

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          deleted reference to the pre-tax income covenant for the two consecutive quarters ended May 31, 2002. The Company was in compliance with all other covenants as of and for the quarter ended May 31, 2002.

(14)     Income Taxes

          Quarterly tax provisions are generally based upon an estimated annual effective tax rate per taxable entity including evaluations of possible future events and transactions and are subject to subsequent refinement or revision. When the Company is unable to estimate a part of its income or loss, or the related tax expense or benefit, the tax expense or benefit applicable to that item is reported in the interim period in which the income or loss occurs. During the quarter and six months ended May 31, 2002, the tax benefit from certain expenses arising during these periods could not be reasonably estimated and additional valuation allowances were recorded for continuing losses in certain states relating to the Wireless segment, which resulted in an increase in the Company's annual effective tax rate for these periods.

          A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for (recovery of) income taxes is as follows:


                                            Three Months Ended                                        Six Months Ended
                                ------------------------------------------------      ---------------------------------------------
                                                 May 31,                                                  May 31,
                                           2001                    2002                        2001                       2002
                                 ----------------------    ----------------------     -----------------------    -----------------
Tax provision at Federal
   statutory rate                $(4,520)       (35.0%)    $ 3,341          35.0%     $(3,111)      (35.0%)    $ 1,290        35.0%
State income taxes, net of
   Federal benefit                    34          0.3          586           6.1          157         1.8          610        16.5
Increase (decrease) in
   beginning-of-the-year
   balance of the valuation
   allowance for deferred
   tax assets                        (14)        (0.1)         210           2.2          165         1.9          398        10.8
Foreign tax rate
   differential                      (57)        (0.4)          49           0.5         (190)       (2.2)          57         1.5
Non-deductible items                  86          0.7        1,168          12.2          175         2.0        1,227        33.3
Other, net                          (178)        (1.5)        (262)         (2.7)        (387)       (4.4)        (160)       (4.3)
                                 -------       -------     -------        -------     -------      -------     --------      -------
                                 $(4,649)       (36.0%)    $ 5,092          53.3%     $(3,191)      (35.9%)    $ 3,422        92.8%
                                 =======       ========    =======        =======     =======       =======    ========      =======

(15)     Contingencies

          The Company is a defendant in litigation arising from the normal conduct of its affairs. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion,

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          however, that the litigation in which the Company is a defendant is either subject to product liability insurance coverage or, to the extent not covered by such insurance, will not have a material adverse effect on the Company's consolidated financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company markets its products under the Audiovox brand as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. Wireless consists of Audiovox Communications Corp. (ACC), a 75%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and to carriers overseas. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service.

     The Electronics Group consists of three wholly-owned subsidiaries, Audiovox Electronics Corp. (AEC), American Radio Corp. and Code Systems, Inc. and three majority-owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios, in-vehicle video systems, flat-screen televisions, DVD players and navigation systems. Sales are made through an extensive distribution network of mass merchandisers, power retailers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis.

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (SEC), requires all companies to include a discussion of critical accounting policies or method used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report filed on Form 10- K includes a summary of the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

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

Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment and passage of title to the customer. The Company also records an estimate of returns. Management continuously monitors and tracks such product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. While such returns have historically been within management's expectations, a significant product return was recorded in the first quarter of 2001, which was netted against revenue. The Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Although the Company generally does not give price protection to its customers, on occasion, the Company will offer such price protection to its customers. The Company accrues for price protection when such agreements are entered into with its customers, which is netted against revenue. There can be no assurances that the Company will not need to offer price protection to its customers in the future. Any significant price protection agreements or increase in product returns could have a material adverse impact on the Company's operating results for the period or periods in which such price protection is offered or returns materialize.

Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company's reserve for estimated credit losses at May 31, 2002 was $7,008. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Since the Company's accounts receivable is concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivables and future operating results.

Trade and Promotional Allowances

     The Company offers trade and promotional co-operative advertising allowances, market development funds and volume incentive rebates to certain of its customers. These arrangements allow customers to take deductions against amounts owed to the Company for product purchases or entitle them to receive a payment from the Company. The Company negotiates varying terms regarding the amounts and types of arrangements dependant upon the products involved, customer or type of advertising. These arrangements are made primarily on a verbal basis. The Company initially accrues for all of its co-operative advertising allowances, market development funds and volume incentive rebates as this represents the Company's full obligation. With respect to the volume incentive rebates, the customers are required to purchase a specified volume of a specified product. The Company accrues for the rebate as product is shipped. When specified volume levels are not achieved, and, therefore, the customer is not entitled to the funds, the Company revises its estimate of its liability. The accrual for co-operative advertising allowances, market development funds and volume incentive rebates at May 31, 2002 was $21,028. The Company continuously monitors the requests made by its customers and revises its estimate of the liability under these arrangements based upon the likelihood of its customers not requesting the funds. The Company's estimates of amounts requested by its customers in connection with these arrangements may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. In the future, if the liability for these arrangements is determined to be overstated, the Company would be required to recognize such additional operating income at the time such determination is made. Likewise, if the liability for these arrangements is determined to be understated, the Company would be required to recognize such additional operating expenses at the time the customer makes such requests. Therefore, although the Company makes every effort to ensure the accuracy of its estimates, any significant unanticipated changes in the purchasing volume of its customers could have a significant impact on the liability and the Company's reported operating results.

Inventories

     The Company values its inventory at the lower of the actual cost to purchase and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand. As demonstrated in recent years, demand for the Company's products can fluctuate significantly. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, the Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In such situations, the Company generally does not obtain price protection from its vendors, however, on occasion, the Company has received price protection which reduces the cost of inventory. There can be no assurances that the Company will be successful in negotiating such price protection from its vendors in the future. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and its reported operating results. During the quarters ended February 28, 2002 and May 31, 2002, the Company recorded inventory write-downs to market of $1,040 and $2,290, respectively, as a result of the recent reduction of selling prices primarily related to digital hand-held phones in anticipation of new digital technologies. It is reasonably possible that additional write-downs to market may be required in the future, however, no estimate can be made of such losses. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market.

Warranties

     The Company offers warranties of various lengths to its customers depending upon the specific product. The Company's standard warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. The Company records an estimate for warranty related costs based upon its actual historical return rates and repair costs at the time of sale, which are included in cost of sales. The estimated liability for future warranty expense amounted to $8,766 at May 31, 2002, which has been included in accrued expenses and other current liabilities. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair the Company's products, could have a material adverse impact on its operating results for the period or periods in which such returns or additional costs materialize.

Results of Operations

     The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:

                                                                   Percentage of Net Sales
                                                        Three Months Ended       Six Months Ended
                                                              May 31,                  May 31,
                                                        2001          2002        2001         2002
                                                       -------      -------      -------      -------
  Net sales:
     Wireless
        Wireless products                                70.3%        68.1%        74.4%        64.3%
        Activation commissions                            2.5          2.0          2.3          2.7
        Residual fees                                     0.1          0.2          0.2          0.2
        Other                                             0.1           --          0.1           --
                                                       -------      -------      -------      -------
           Total Wireless                                73.0         70.3         77.0         67.2
                                                       -------      -------      -------      -------
     Electronics
        Mobile electronics                               13.3         18.9         11.6         19.7
        Consumer electronics                              8.5          6.3          6.3          7.1
        Sound                                             5.0          4.5          4.9          5.9
        Other                                             0.2           --          0.2          0.1
                                                       -------      -------      -------      -------
           Total Electronics                             27.0         29.7         23.0         32.8
                                                       -------      -------      -------      -------
           Total net sales                              100.0%       100.0%       100.0%       100.0%
Cost of sales                                            96.1         92.2         93.8         91.6
                                                       -------      -------      -------      -------
Gross profit                                              3.9          7.8          6.2          8.4

Selling                                                   2.7          2.5          2.4          2.9
General and administrative                                3.8          5.2          3.6          5.3
Warehousing and assembly                                  2.2          1.9          1.9          2.4
                                                       -------      -------      -------      -------
        Total operating expenses                          8.7          9.6          7.8         10.6
                                                       -------      -------      -------      -------
Operating loss                                           (4.8)        (1.8)        (1.6)        (2.2)
Interest and bank charges                                (0.5)        (0.3)        (0.4)        (0.4)
Equity in income in equity investments                    0.4          0.2          0.4          0.2
Gain on issuance of subsidiary shares                      --          5.2           --          3.2
Other, net                                                0.2         (0.1)         0.1           --
                                                       -------      -------      -------      -------
Income (loss) before provision for (recovery of)
     income taxes                                        (4.7)         3.2         (1.5)         0.8
Provision for (recovery of) income taxes                 (1.7)         1.7         (0.6)         0.7
Change in accounting principle                            --           --           --           --
                                                       -------      -------      -------      -------
Net income (loss)                                        (3.0%)        1.5%        (0.9%)        0.1
                                                       =======      =======      ========     =======

Consolidated Results
Three months ended May 31, 2001 compared to three months ended May 31, 2002

     The net sales and percentage of net sales by marketing group and product line for the three months ended May 31, 2001 and May 31, 2002 are reflected in the following table:

                                            Three Months Ended
                                 May 31, 2001                     May 31, 2002
                                 --------------------    ------------------------

Net sales:
     Wireless
   Wireless products           $194,631         70.3%    $207,342         68.1%
   Activation commissions         6,830          2.5        6,200          2.0
   Residual fees                    440          0.1          482          0.2
   Other                            123          0.1           33           --
                               --------        ------    --------        ------
      Total Wireless            202,024         73.0      214,057         70.3
                               --------        ------    --------        ------
Electronics
   Mobile electronics            36,864         13.3       57,626         18.9
   Consumer electronics          23,389          8.5       19,075          6.3
   Sound                         13,970          5.0       13,583          4.5
   Other                            567          0.2          262           --
                               --------        ------    --------        ------
      Total Electronics          74,790         27.0       90,546         29.7
                               --------        ------    --------        ------
      Total                    $276,814        100.0%    $304,603        100.0%
                               ========        ======    ========        ======

     Net sales for the second quarter of 2002 were $304,603, an increase of $27,789, or 10.0%, from 2001. The increase in net sales was in both marketing groups. Sales from our international subsidiaries decreased from 2001 by approximately $513 or 8.0%. Gross margins were 7.8% in 2002 compared to 3.9% in 2001. The increase in gross margins was primarily due to a wireless inventory write-down of $13,500 in the second quarter of 2001 as compared to $2,290 in the second quarter of 2002. In addition, there was a change in the overall mix of sales for wireless products to electronics products which have a higher gross margin. Operating expenses increased to $29,376 from $23,904, respectively, a 22.9% increase. This increase was primarily in general and administrative expenses and was related to bonuses of $3,200 paid to ACC personnel (See Note

9(b)). As a percentage of sales, operating expenses increased to 9.6% in 2002 from 8.7% in 2001. Operating loss for 2002 was $5,551 compared to $13,181 in 2001. Pre-tax profit was $9,547 during 2002 compared to a pre-tax loss of $12,912 in 2001. During the second quarter of 2002, Toshiba, a major supplier of wireless products, purchased an additional 20% of the Company's subsidiary, ACC. ACC issued the additional shares for $23,900 and an $8,100 1 3/4% convertible subordinated note to Toshiba for $32,000. As a result of the transaction, the Company recognized a gain of $15,825 ($9,811 after provision for deferred taxes) (See Note 9(b)).

Six months ended May 31, 2001 compared to six months ended May 31, 2002

     The net sales and percentage of net sales by marketing group and product line for the six months ended May 31, 2001 and May 31, 2002 are reflected in the following table:

                                              Six Months Ended
                                 May 31, 2001                     May 31, 2002
                                 --------------------    ------------------------

Net sales:
     Wireless
   Wireless products           $450,375         74.4%    $317,021         64.3%
   Activation commissions        14,117          2.3       13,468          2.7
   Residual fees                    901          0.2        1,140          0.2
   Other                            285          0.1           20           --
                               --------        ------    --------        ------
      Total Wireless            465,678         77.0      331,649         67.2
                               --------        ------    --------        ------
Electronics
   Mobile electronics            70,233         11.6       97,171         19.7
   Consumer electronics          38,338          6.3       35,005          7.1
   Sound                         29,598          4.9       28,731          5.9
   Other                          1,270          0.2          644          0.1
                               --------        ------    --------        ------
      Total Electronics         139,439         23.0      161,551         32.8
                               --------        ------    --------        ------
      Total                    $605,117        100.0%    $493,200        100.0%
                               ========        ======    ========        ======

     Net sales for the six months ended May 31, 2002 were $493,200, a decrease of $111,917, or 18.5%, from 2001. The decrease in net sales was primarily in the Wireless Group which was slightly offset by an increase in the Electronics Group. Sales from our international subsidiaries decreased from 2001 by approximately $598 or 4.9%. Gross margins were 8.4% in 2002 compared to 6.2% in 2001. The increase in gross margins was primarily due to a wireless inventory write-down in the second quarter of 2001 that did not recur in 2002 to the same extent and a change in the overall mix of sales for wireless products to electronics products which have a higher gross margin. Operating expenses increased to $52,628 from $47,406, respectively, a 11.0% increase primarily due to bonuses of $3,200 paid to ACC personnel (See Note 9(b)). As a percentage of sales, operating expenses increased to 10.6% in 2002 from 7.8% in 2001. Operating loss for 2002 was $10,986 compared to $9,592 in 2001. Pre-tax income was $3,687 during 2002 compared to a pre-tax loss of $8,889 in 2001.

     During the second quarter of 2002, Toshiba, a major supplier of wireless products, purchased an additional 20% of the Company's subsidiary, ACC. ACC issued the additional shares and an $8,100 1 3/4% convertible subordinated note to Toshiba for $32,000. As a result of the transaction, the Company recognized a gain of $15,825 ($9,811 after provision for deferred taxes) (See Note 9(b)).

Wireless Results
Three months ended May 31, 2001 compared to three months ended May 31, 2002

     The following table sets forth for the periods indicated certain statements of operations data for the Wireless Group as expressed as a percentage of net sales:

                                                      Three Months Ended
                                          May 31, 2001               May 31, 2002
                                          ------------               ------------

Net sales:
     Wireless products           $ 194,631           96.3%     $ 207,342           96.9%
     Activation commissions          6,830            3.4          6,200            2.9
     Residual fees                     440            0.2            482            0.2
     Other                             123            0.1             33            --
                                 ----------        --------    ----------        --------
                                   202,024          100.0%       214,057          100.0%

Gross profit                        (3,336)          (1.7)         6,858            3.2
Total operating expenses            10,461            5.2         14,084            6.6
                                 ----------        --------    ----------        --------
Operating loss                     (13,797)          (6.8)        (7,226)          (3.4)
Other expense                       (1,972)          (1.0)        (1,003)          (0.4)
                                 ----------        --------    ----------        --------
Pre-tax loss                     $ (15,769)          (7.8)%    $  (8,229)          (3.8)%
                                 ==========        ========    ==========        ========

     Net sales were $214,057 in the second quarter of 2002, an increase of $12,033, or 6.0%, from last year. Unit sales of wireless handsets increased by 80,000 units in 2002, or 5.8%, to approximately 1,470,000 units from 1,390,000 units in 2001. This increase was primarily due to the sales of 1X phones, which commenced during the latter part of the second quarter. The average selling price of handsets increased to $137 per unit in 2002 from $132 per unit in 2001. This increase was primarily due to the introduction and sales of new digital technologies during the latter part of the second quarter and reduction of older analog and digital products. Gross profit margins increased to 3.2% in 2002 from (1.7)% in 2001, primarily due to the introduction of newer, higher margined products and an inventory write-down of $13,500 as compared to $2,290 in 2002. Operating expenses increased to $14,084 from $10,461. Selling expenses decreased from last year, primarily in commissions. The decrease was partially offset by an increase in advertising. General and administrative expenses increased from 2001, primarily due to bonuses of $3,200 paid to ACC personnel (See Note 9(b)). Warehousing and assembly expenses increased during 2002 from last year, primarily in field warehousing expense. Operating loss for 2002 was $7,226 compared to last year's $13,797.


Six months ended May 31, 2001 compared to six months ended May 31, 2002

     The following table sets forth for the periods indicated certain statements of operations data for the Wireless Group as expressed as a percentage of net sales:

                                                                              Six Months Ended
                                          May 31, 2001               May 31, 2002
                                          ------------               ------------

Net sales:
     Wireless products           $ 450,375           96.7%     $ 317,021           95.6%
     Activation commissions         14,117            3.0         13,468            4.1
     Residual fees                     901            0.2          1,140            0.3
     Other                             285            0.1             20             --
                                 ----------        --------    ----------        --------
                                   465,678          100.0%       331,649          100.0%

Gross profit                        10,949            2.3         11,188            3.4
Total operating expenses            20,627            4.4         23,398            7.1
                                 ----------        --------    ----------        --------
Operating loss                      (9,678)          (2.1)       (12,210)          (3.7)
Other expense                       (2,767)          (0.6)        (2,565)          (0.8)
                                 ----------        --------    ----------        --------
Pre-tax loss                     $ (12,445)          (2.7%)    $ (14,775)          (4.5%)
                                 ==========        ========    ==========        ========

     Net sales were $331,649 in the second quarter of 2002, a decrease of $134,029, or 28.8%, from last year. Unit sales of wireless handsets decreased by 789,000 units in 2002, or 25.2%, to approximately 2,345,000 units from 3,134,000 units in 2001. This decrease was primarily due to a delay in carrier approvals of the new 1X phones during the first quarter. These phones started to sell in the latter part of the second quarter. The average selling price of handsets decreased to $131 per unit in 2002 from $137 per unit in 2001. This decrease was primarily due to sales of older digital until the latter part of the second quarter, when the new 1X phones were marketed. Gross profit margins increased to 3.4% in 2002 from 2.3% in 2001, primarily due to the sales of new, higher margined products and an inventory write-down in 2001 which did not recur in 2002. Operating expenses increased to $23,398 from $20,627. Selling expenses decreased from last year, primarily in commissions, partially offset by an increase in advertising. General and administrative expenses increased from 2001, primarily due to bonuses of $3,200 paid to ACC personnel (See Note 9(b)) and bad debt expense. Warehousing and assembly expenses decreased during 2002 from last year, primarily in tooling expenses, partially offset by increases in direct labor and temporary personnel. Operating loss for 2002 was $12,210 compared to last year's $9,678.

     Management believes that the wireless industry will continue to be extremely competitive in both price and technology. As the growth in the wireless marketplace has slowed, carrier customer purchasing practices have changed and pricing pressures have intensified. During the quarters ended February 28, 2002 and May 31, 2002, the Company recorded inventory write-downs to market of $1,040 and $2,290, respectively, as a result of the recent reduction of selling prices primarily related to digital hand-held phones in anticipation of new digital technologies. It is reasonably possible that additional write-downs to market may be required in the future, however, no estimate can be made of such losses. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market. This has and could continue to affect gross margins and the carrying value of inventories in the future. As the market for digital products becomes more competitive, the Company may be required to further adjust the carrying value of its inventory in the future. Industry and financial market forecasts call for slower growth in the global handset market. Currently, there is a global surplus of handsets, both at manufacturer and carrier levels. The over-supply situation is abating, but may continue to impact the Company in the future. There is also the potential for shortages in the availability of certain wireless components and parts which may affect our vendors' ability to provide handsets to us on a timely basis, which may result in delayed shipments to our customers and decreased sales.

Electronics Results
Three months ended May 31, 2001 compared to three months ended May 31, 2002

     The following table sets forth for the periods indicated certain statements of income data and percentage of net sales by product line for the Electronics
Group:

                                                    Three Months Ended
                                      May 31, 2001                May 31, 2002
                                      ------------              ------------
Net sales:
     Mobile electronics        $ 36,864          49.3%     $ 57,626          63.6%
     Consumer electronics        23,389          31.3        19,075          21.1
     Sound                       13,970          18.7        13,583          15.0
     Other                          567           0.7           262           0.3
                               --------         ------     --------         ------
        Total net sales          74,790         100.0        90,546         100.0
Gross profit                     14,050          18.8        16,969          18.7
Total operating expenses         10,607          14.2        12,344          13.6
                               --------         ------     --------         ------
Operating income                  3,443           4.6         4,625           5.1
Other income (expense)             (247)         (0.3)           (3)          --
                               --------         ------     --------         ------
Pre-tax income                 $  3,196           4.3%     $  4,622           5.1%
                               ========         ======     ========         ======


     Net sales increased $15,756 to $90,546 compared to last year's $74,790, an increase of 21.1%. Mobile electronics sales increased 56.3% compared to last year to $57,626, primarily due to increases in mobile video. Consumer electronics sales decreased 18.4% from last year. Sound sales decreased 2.8% from last year to $13,583. Net sales in the Company's Malaysian subsidiary increased from last year by approximately 1.5%. The
Company's Venezuelan subsidiary experienced a decrease of 17.8% in sales from last year primarily from OEM. Gross margins of the Electronics Group were 18.7% in 2002 and 18.8% in 2001. Operating expenses increased $1,737 from last year to $12,344, $888 from the addition of Code Systems (See Note 3). As a percentage of sales, operating expenses decreased to 13.6% from 14.2%. Selling expenses increased from last year, primarily in commissions. General and administrative expenses increased from 2001, primarily in salaries and payroll taxes. Warehousing and assembly expenses decreased from 2001, primarily in direct labor, partially offset by an increase in assembly expenses. Operating income was $4,625 compared to last year's $3,443.

Six months ended May 31, 2001 compared to six months ended May 31, 2002

     The following table sets forth for the periods indicated certain statements of income data and percentage of net sales by product line for the Electronics
Group:

                                                   Six Months Ended
                                      May 31, 2001                May 31, 2002
                                      ------------              ------------
Net sales:
     Mobile electronics        $  70,233          50.4%     $ 97,171         60.1%
     Consumer electronics         38,338          27.5        35,005         21.7
     Sound                        29,598          21.2        28,731         17.8
     Other                         1,270           0.9           644          0.4
                               ---------        -------    ---------        ------
        Total net sales          139,439         100.0       161,551        100.0
Gross profit                      26,855          19.2        30,465         18.9
Total operating expenses          20,674          14.8        23,351         14.5
                               ---------        -------    ---------        ------
Operating income                   6,181           4.4         7,114          4.4
Other income (expense)              (674)         (0.5)          206          0.1
                               ---------        -------    ---------        ------
Pre-tax income                 $   5,507           3.9%     $  7,320          4.5%
                               =========        =======    =========        ======

     Net sales increased $22,112 to $161,551 compared to last year's $139,439 an increase of 15.9%. Mobile electronics sales increased 38.4% compared to last year to $97,171 primarily due to increases in mobile video. Consumer electronics sales decreased 8.7% from last year. Sound sales decreased 2.9% from last year to $28,731. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately 3.0% which reflects the continuing slowing economy in the Far East and the decline in OEM sales in Malaysia. The Company's Venezuelan subsidiary experienced a decrease of 6.9% in sales from last year primarily from OEM. Gross margins of the Electronics Group were 18.9% in 2002 and 19.2% in 2001. The decrease in gross profit margin was primarily in mobile and consumer electronics, which typically have lower gross margins. Operating expenses increased $2,677 from last year to $23,351. As a percentage of sales, operating expenses decreased to 14.5% from 14.8%. Selling expenses increased from last year, primarily in commissions. General and administrative expenses increased from 2001, primarily in salaries, bad debt expense and insurance expense . Warehousing and assembly expenses increased from 2001, primarily in assembly expenses and tooling expenses, partially offset by a decrease in direct labor. Operating income was $7,114 compared to last year's $6,181.

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

Other Income and Expense

     Interest expense and bank charges decreased by $415 and $457 for the three and six months ended May 31, 2002, respectively, compared to the same periods last year. The decrease was due to lower levels of interest-bearing debt, in addition to lower interest rates. Equity in income of equity investments decreased $634 and $1,700 for the three and six months ended May 31, 2002, respectively, as compared to the same periods last year. For the three and six months ended May 31, 2001 and 2002, Audiovox Specialty Applications, LLC represented the majority of equity in income of equity investments. The decrease was primarily due to a sales program with one customer that did not renew in 2002. During the quarter, Toshiba purchased an additional 20% of the Company's subsidiary, ACC, a supplier of wireless products. The Company recognized a gain of $15,825 ($9,811 after provision for deferred taxes) in connection with the issuance of 20% of ACC's shares to Toshiba (See Note 9(b)).

Provision for Income Taxes

     The effective tax (recovery) rate for the three and six months ended May 31, 2002 was 53.3% and 92.8% compared to last year's (36.0%) and (35.9%), respectively, for the comparable periods. During the quarter and six months ended May 31, 2002, the tax benefit from certain expenses arising during these periods could not be reasonably estimated and additional valuation allowances were recorded for continuing losses in certain states relating to the Wireless segment which resulted in an increase in the Company's annual effective tax rate for these periods.

Liquidity and Capital Resources

     The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. As of May 31, 2002, the Company had working capital (defined as current assets less current liabilities) of $311,878, which includes cash of $803 compared with working capital of $282,913 at November 30, 2001, which includes cash of $3,025. Operating activities provided approximately $54,737, primarily from increases in accounts payable, accrued expenses and other current liabilities and collections of accounts receivable, partially offset by increases in inventory and receivable from vendors. Investing activities provided approximately $14,021, primarily from the issuance of subsidiary shares. Financing activities used approximately $70,775, primarily from repayments of bank obligations.

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

     At November 30, 2001 and the first quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants. The Company obtained a waiver for the February 28, 2002 violation, which also deleted reference to the pre-tax income covenant for the two consecutive quarters ended May 31, 2002, however, as of the date the Company filed its Form 10-K, the Company had not yet received a waiver for the November 30, 2001 violation related to pre-tax income. Accordingly, bank obligations of $86,525 were classified as a current liability on the accompanying consolidated balance sheet as of November 30, 2001. The Company obtained a waiver on March 22, 2002 for the November 30, 2001 violation. Based upon the recent approvals of 1X technology and the expected sales of such models, the Company believes that they will not violate their covenants throughout the next year. However, there can be no assurances that the covenants will be met as they are dependent upon the timing of customer acceptance and shipments. While the Company was able to obtain waivers for such violations in 2001 and for the first quarter ended February 28, 2002, there can be no assurance that future negotiations with the lenders would be successful, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with the other credit facilities described below.

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

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At May 31, 2002, such obligations and commitments are as follows:

                                                      Payments Due By Period
                              --------------------------------------------------------------
Contractual Cash                           Less than                              After
   Obligations                 Total       1 Year       1-3 Years    4-5 Years   5 years
------------------------       -----       --------     ---------    ---------   -------

Capital lease obligations      $14,484      $  555      $ 1,663      $1,147      $11,119
Operating leases                 7,972       2,218        4,182         883          689
Other current
   obligations                   5,294       5,294         --          --           --
Long-term debt                   8,122        --          8,122        --           --
                               -------      ------      -------      ------      -------
Total contractual cash
   obligations                 $35,872      $8,067      $13,967      $2,030      $11,808
                               =======      ======      =======      ======      =======

                                               Amount of Commitment
                                                 Expiration per period
                      -------------------------------------------------------------------
         Other        Total
       Commercial     Amounts       Less than                                   Over
      Commitments     Committed     1 Year      1-3 Years    4-5 Years          5 years
      -----------     ---------     --------    ---------    ---------          -------

Lines of credit       $12,968      $ 3,605      $9,363          -                --
Standby letters
   of credit            7,912        7,912        --            -               --
Guarantees                300          300        --            -               --
Commercial
   letters of
   credit              10,589       10,589        --            -               --
                      -------      -------      ------         ---             -----
Total commercial
   commitments        $31,769      $22,406      $9,363          -               --
                      =======      =======      ======         ===             =====


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

     The Company also leases certain facilities from its principal stockholder. Rentals for such leases are considered by management of the Company to approximately prevailing market rates. Total lease payments required under the leases aggregate $3,898 and extend to March 31, 2009.

Amounts Due from Officers

     On December 1, 2000, the Company obtained an unsecured note in the amount of $620 for an advance to an officer/director of the Company. The note, which bears interest at the LIBOR rate, to be adjusted quarterly, plus 1.25% per annum, was due, principle and interest, on November 30, 2001. Subsequently, the note was reissued for $651, including accrued interest, under the same terms and repaid during June 2002. In addition, the Company has outstanding notes due from various officers of the Company aggregating $235 as of November 30, 2001 and May 31, 2002, which have been included in other assets on the accompanying consolidated balance sheet. The notes bear interest at the LIBOR rate plus 0.5% per annum. Principle and interest are payable in equal annual installments beginning July 1, 1999 through July 1, 2003.

Transactions with Shintom and TALK

     The Company engages in transactions with Shintom and TALK. TALK, which holds world- wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan,

China,  Thailand and several mid-eastern  countries.  Through October 2000, the Company held a 30.8% interest in TALK. The Company no longer holds an equity interest in TALK. Transactions with Shintom and TALK include financing arrangements and inventory purchases. At November 30, 2001 and May 31, 2002, the Company had recorded a receivable from TALK in the amount of $265 and $6, respectively, a portion of which is payable with interest, which is reflected in receivable from vendors on the accompanying consolidated financial statements.

Transactions with Toshiba

     On March 31, 1999, Toshiba purchased 5% of the Company's subsidiary, ACC, a supplier of wireless products for $5,000 in cash. The Company then owned 95% of ACC; prior to the transaction ACC was a wholly-owned subsidiary. In February 2001, the Board of Directors of ACC, declared a dividend payable to its shareholders, Audiovox Corporation, a then 95% shareholder, and Toshiba, a then 5% shareholder. ACC paid Toshiba its share of the dividend, which approximated $1,034 in the first quarter of 2001. There were no dividends declared during 2002, due to the net loss of ACC during 2001. During the second quarter of 2002, Toshiba purchased an additional 20% ACC. Under the terms of the transaction, Toshiba acquired, in exchange for $23,900 cash, the additional shares of ACC in addition to an $8,100 convertible subordinated note (the Note) from ACC. The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principle amount shall be due and payable, together with all unpaid interest on May 31, 2007 which will automatically renew for an additional five years. In accordance with the provisions of the Note, Toshiba may, at any time, convert the balance of the Note into additional shares of ACC in order to maintain a 25% maximum interest in ACC. The cost per share of the note is equal to the per share cost for the $23,900 cash payment of 20% of ACC's shares.

     In connection with the transaction, ACC and Toshiba formalized into a distribution agreement whereby ACC will be Toshiba's exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico, and all countries in the Caribbean and Central and South America through May 29, 2007. Also, in accordance with the terms of the stockholders agreement, upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement, Toshiba maintains a put right and Audiovox Corp. a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Audiovox's call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five (5) year term.

     Additionally in connection with the transaction, ACC entered into an employment agreement with the President and Chief Executive Officer (the Executive) of ACC through May 29, 2007. Under the agreement, ACC is required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC's annual earnings before income taxes. Audiovox Corp., under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the Executive, to be allocated by the Executive. The bonus was for services previously rendered in connection with the Toshiba purchase of additional shares of ACC, and, accordingly, the bonus has been included in general and administrative expenses in the accompanying statements of operations for the three and six months ended May 31, 2002. The Executive was required to utilize all or a portion of the bonus allocated to him to repay the remaining outstanding principal and accrued interest owed by the Executive to the Company pursuant to the unsecured promissory note in favor of Audiovox Corp. Subsequent to May 31, 2002, the Executive was paid $1,800 less the amount outstanding under the promissory note of $651.

     As a result of the issuance of ACC's shares, the Company recognized a gain of $15,825 ($9,811 after provision for deferred taxes). The gain on the issuance of the subsidiary's shares has been recognized in the accompanying consolidated statements of operations.

     Inventory on hand at November 30, 2001 and May 31, 2002 purchased from Toshiba approximated $99,816 and $145,515, respectively. During the quarter ended November 30, 2001, the Company recorded a receivable in the amount of $4,550 from Toshiba for upgrades that were performed by the Company in 2001 on certain models which Toshiba manufactured. The amount was received in full during the first quarter of 2002. During the quarter ended May 31, 2002, the Company recorded a receivable in the amount of $16,750 from Toshiba primarily for software upgrades and price protection.

Recent Accounting Pronouncements

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

PART II - OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Audiovox Corporation ("the Company") was held on May 9, 2002 at the Smithtown Sheraton, 110 Vanderbilt Motor Parkway, Smithtown, New York.

     Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors to elect a Board of nine Directors.

     There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement and all of such nominees were elected. Class A nominee, Paul C. Kreuch, Jr. received 16,041,467 votes and 386,045 votes were withheld. Class A nominee, Dennis F. McManus received 16,041,587 votes and 385,925 votes were withheld. Class A nominee, Irving Halevy received 16,038,187 votes and 389,325 votes were withheld.

     Class A and Class B nominee, John J. Shalam received 37,850,457 votes and 1,186,595 votes were withheld. Class A and Class B nominee, Philip Christopher received 37,850,390 votes and 1,186,662 votes were withheld. Class A and Class B nominee, Charles M. Stoehr received 37,852,637 votes and 1,184,415 votes were withheld. Class A and Class B nominee, Patrick M. Lavelle received 37,850,487 votes and 1,186,565 votes were withheld. Class A and Class B nominee, Ann M. Boutcher, received 37,853,020 votes and 1,184,032 votes were withheld. Class A and Class B nominee, Richard A. Maddia received 37,852,987 votes and 1,184,065 votes were withheld.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     For the second quarter of fiscal 2002, the Company filed three reports on Form 8-K.

     The first report on Form 8-K dated March 15, 2002 and filed on March 19, 2002, reported that the Company had revised its' previously released results for fiscal 2001.

     The second report on Form 8-K dated March 21, 2002 and filed on April 4, 2002, reported that the Company and its Lenders had executed a Waiver to the Company's Fourth Amended and Restated Credit Agreement. Annexed to the Form 8-K as Exhibit 1 was a copy of the Waiver.

     The third report on Form 8-K dated May 29, 2002 and filed on June 6, 2002, reported that Toshiba Corporation had increased its minority interest in the Company's wireless subsidiary, Audiovox Communications Corp., to 25% in consideration of $23.9 million in cash and an $8.1 million Subordinated Convertible Note. In addition, the Company reported that it had entered into the Sixth Amendment and Consent to the Fourth Amended and Restated Credit Agreement. Annexed to the Form 8-K as exhibits were the following documents: a press release dated May 29, 2002; a Securities Purchase Agreement; a Distribution Agreement; a Non-Negotiable Subordinated Convertible Promissory Note; an Employment Agreement; a Trademark License Agreement; a Non- Negotiable Demand Note; an Amended and Restated Certificate of Incorporation of Audiovox Communications Corp.; and the Sixth Amendment and Consent to the Fourth Amended and Restated Credit Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUDIOVOX CORPORATION

                                          By:s/John J. Shalam
                                             --------------------------------
                                                John J. Shalam
                                                President and Chief
                                                Executive Officer

Dated: July 15, 2002

                                          By:s/Charles M. Stoehr
                                             ---------------------------------
                                                Charles M. Stoehr
                                                Senior Vice President and
                                                Chief Financial Officer