Form 10-Q
period 2002-08-31
AUDIOVOX CORP
filed 2002-10-21
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                    August 31, 2002
                                    --------------------------------------------


Commission file number                      0-28839
                           -----------------------------------------------------


                              AUDIOVOX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   13-1964841
-------------------------------------------       ------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

150 Marcus Blvd., Hauppauge, New York                             11788
-------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code                (631) 231-7750
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


           Class                                 Outstanding at October 10, 2002

           Class A Common Stock                             20,621,338 Shares
           Class B Common Stock                              2,260,954 Shares

                              AUDIOVOX CORPORATION


                                    I N D E X
                                                                           Page
                                                                          Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at November 30,
                  2001 and August 31, 2002 (unaudited)                      3

                  Consolidated Statements of Operations for the
                  Three and Nine Months Ended August 31, 2001
                  and August 31, 2002 (unaudited)                           4

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended August 31, 2001
                  and August 31, 2002 (unaudited)                           5

                  Notes to Consolidated Financial Statements              6-22


ITEM 2            Management's Discussion and Analysis of
                  Financial Operations and Results of
                  Operations                                              23-56


ITEM 4            Controls and Procedures                                  57

PART II           OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K                         57

                  SIGNATURES                                               58

                  Certifications                                          59-64

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                 November 30,  August 31,
                                                                                    2001          2002
                                                                                 ---------     ---------
                                                                                               (unaudited)
Assets
Current assets:
   Cash                                                                           $   3,025    $  14,477
   Accounts receivable, net                                                         227,209      174,934
   Inventory, net                                                                   225,662      251,452
   Receivable from vendors                                                            6,919       13,440
   Prepaid expenses and other current assets                                          7,632       11,439
   Deferred income taxes, net                                                        11,997       13,120
                                                                                  ---------    ---------
         Total current assets                                                       482,444      478,862
Investment securities                                                                 5,777        4,804
Equity investments                                                                   10,268       11,282
Property, plant and equipment, net                                                   25,687       26,082
Excess cost over fair value of assets acquired and other intangible
  assets, net                                                                         4,742        5,215
Deferred income taxes, net                                                            3,148         --
Other assets                                                                          1,302        1,023
                                                                                  ---------    ---------
                                                                                  $ 533,368    $ 527,268
                                                                                  =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                               $  57,162    $ 124,765
   Accrued expenses and other current liabilities                                    41,854       36,905
   Income taxes payable                                                               3,035        5,776
   Bank obligations                                                                  92,213        3,018
   Notes payable                                                                      5,267        5,550
                                                                                  ---------    ---------
         Total current liabilities                                                  199,531      176,014
Long-term debt                                                                         --          8,120
Capital lease obligation                                                              6,196        6,156
Deferred compensation                                                                 3,844        3,734
Deferred income taxes                                                                  --          1,995
                                                                                  ---------    ---------
         Total liabilities                                                          209,571      196,019
                                                                                  ---------    ---------
Minority interest                                                                     1,851        9,243
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                  2,500        2,500
   Common stock:
       Class A; 60,000,000 authorized; 20,615,846 issued at November 30, 2001 and August 31, 2002, 19,706,309 and 19,602,409 outstanding
         at November 30, 2001 and August 31, 2002, respectively                         207          207
       Class B convertible; 10,000,000 authorized; 2,260,954 issued and
         outstanding at November 30, 2001 and August 31, 2002                            22           22
   Paid-in capital                                                                  250,785      249,067
   Retained earnings                                                                 82,162       84,535
   Accumulated other comprehensive loss                                              (6,344)      (6,227)
   Treasury stock, at cost, 909,537 and 1,013,437 Class A common stock at
       November 30, 2001 and August 31, 2002, respectively                           (7,386)      (8,098)
                                                                                  ---------    ---------
         Total stockholders' equity                                                 321,946      322,006
                                                                                  ---------    ---------
Commitments and contingencies
         Total liabilities and stockholders' equity                               $ 533,368    $ 527,268
                                                                                  =========    =========



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
     For the Three and Nine Months Ended August 31, 2001 and August 31, 2002
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                           Three Months Ended          Nine Months Ended
                                                                                August 31,                  August 31,
                                                                            2001          2002           2001           2002
                                                                         ----------     ----------    ----------    ----------
Net sales                                                                $ 311,715      $ 291,367     $ 916,832     $ 784,567

Cost of sales                                                              282,745        259,791       850,048       711,350
                                                                         ----------     ----------    ----------    ----------

Gross profit                                                                28,970         31,576        66,784        73,217
                                                                         ----------     ----------    ----------    ----------

Operating expenses:
   Selling                                                                   8,018          7,486        22,413        21,870
   General and administrative                                               12,261         13,208        33,971        39,716
   Warehousing and assembly                                                  5,895          6,138        17,197        17,873
                                                                         ----------     ----------    ----------    ----------
       Total operating expenses                                             26,174         26,832        73,581        79,459
                                                                         ----------     ----------    ----------    ----------

Operating income (loss)                                                      2,796          4,744        (6,797)       (6,242)
                                                                         ----------     ----------    ----------    ----------

Other income (expense):
   Interest and bank charges                                                (1,813)          (752)       (4,273)       (2,754)
   Equity in income of equity investments                                      601            749         3,162         1,611
   Gain on issuance of subsidiary shares                                      --             --            --          15,825
   Other, net                                                                   40           (856)          643          (868)
                                                                         ----------     ----------    ----------    ----------
       Total other income (expense), net                                    (1,172)          (859)         (468)       13,814
                                                                         ----------     ----------    ----------    ----------

Income (loss) before provision for (recovery of) income taxes and cumulative effect of a change in accounting for negative
   goodwill                                                                  1,624          3,885        (7,265)        7,572
Provision for (recovery of) income taxes                                       618          2,018        (2,573)        5,439
                                                                         ----------     ----------    ----------    ----------
Net income (loss) before cumulative effect of a change in
   accounting for negative goodwill                                          1,006          1,867        (4,692)        2,133
Cumulative effect of a change in accounting for negative goodwill            --             --            --              240
                                                                         ----------     ----------    ----------    ----------

Net income (loss)                                                        $   1,006      $   1,867     $  (4,692)    $   2,373
                                                                         ==========     ==========    ==========    ==========

Net income (loss) per common share (basic):
    Income (loss) before cumulative effect of a change in
       accounting for  negative goodwill                                 $    0.05      $    0.09     $    (0.21)   $     0.10
   Cumulative effect of a change in accounting for negative
       goodwill                                                                -              -             -            0.01
                                                                         ----------     ----------    ----------    ----------
Net income (loss) per common share (basic)                               $    0.05      $    0.09     $   (0.21)    $    0.11
                                                                         ==========     ==========    ==========    ==========


Net income (loss) per common share (diluted):
   Income (loss) before cumulative effect of a change in
       accounting   for negative goodwill                                $    0.05      $    0.08     $  (0.21)     $    0.10
   Cumulative effect of a change in accounting for negative
       goodwill                                                                 -              -             -           0.01
                                                                         ----------     ----------    ----------    ----------
Net income (loss) per common share (diluted)                             $    0.05      $    0.08     $   (0.21)    $    0.11
                                                                         ==========     ==========    ==========    ==========

Weighted average number of common shares outstanding (basic)             21,966,461     21,947,573    21,847,312    21,960,652
                                                                         ==========     ==========    ==========    ==========
Weighted average number of common shares outstanding (diluted)           22,170,039     21,982,803    21,847,312    21,997,892
                                                                         ==========     ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              Nine Months Ended August 31, 2001 and August 31, 2002
                                 (In thousands)
                                   (unaudited)

                                                                                     August 31,
                                                                                  2001        2002
                                                                               ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                                           $  (4,692)   $   2,373
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Gain on issuance of subsidiary shares                                        --        (15,825)
       Depreciation and amortization                                               3,229        3,563
       Provision for bad debt expense                                              1,115        2,006
       Equity in income of equity investments                                     (3,162)      (1,611)
       Minority interest                                                            (493)        (676)
       Deferred income tax benefit                                                   349        4,075
       Gain on sale of property, plant and equipment, net                             (1)         (12)
       Cumulative effect of a change in accounting for negative goodwill            --           (240)
   Changes in:
       Accounts receivable                                                        90,990       51,845
       Receivables from vendors                                                    2,631       (6,521)
       Inventory                                                                 (88,568)     (26,645)
       Accounts payable, accrued expenses and other current liabilities          (53,601)      70,241
       Income taxes payable                                                       (5,360)       2,775
       Deferred compensation                                                       1,713         (110)
       Investment securities - trading                                            (1,713)         110
       Prepaid expenses and other, net                                               (65)      (5,871)
                                                                               ---------    ---------
          Net cash (used in) provided by operating activities                    (57,628)      79,477
                                                                               ---------    ---------

Cash flows from investing activities:
   Proceeds from issuance of subsidiary shares                                      --         22,179
   Purchase of acquired business                                                    --         (7,107)
   Purchases of property, plant and equipment                                     (2,146)      (2,673)
   Proceeds from the sale of property, plant and equipment                           201          364
   Proceeds from distribution from equity investment                               1,289          572
                                                                               ---------    ---------
          Net cash (used in) provided by  investing activities                      (656)      13,335
                                                                               ---------    ---------

Cash flows from financing activities:
   Borrowings of bank obligations                                                606,583      210,450
   Repayments on bank obligations                                               (550,288)    (299,001)
   Proceeds from issuance of convertible subordinated debentures                    --          8,107
   Payment of dividend to minority shareholder of subsidiary                      (1,034)        --
   Principal payments on capital lease obligation                                    (21)         (40)
   Proceeds from exercise of stock options and warrants                            2,320         --
   Principal payments on subordinated debentures                                    (486)        --
   Repurchase  of Class A common stock                                            (1,382)        (712)
                                                                               ---------    ---------
          Net cash provided by (used in) financing activities                     55,692      (81,196)
                                                                               ---------    ---------

Effect of exchange rate changes on cash                                              (15)        (164)
                                                                               ---------    ---------
Net (decrease) increase in cash                                                   (2,607)      11,452
Cash at beginning of period                                                        6,431        3,025
                                                                               ---------    ---------
Cash at end of period                                                          $   3,824    $  14,477
                                                                               =========    =========



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
   Three and Nine Months Ended August 31, 2001 and August 31, 2002 (unaudited)
             (Dollars in thousands, except share and per share data)



(1)      Basis of Presentation

          The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of November 30, 2001 and August 31, 2002, the consolidated statements of operations for the three and nine month periods ended August 31, 2001 and August 31, 2002, and the consolidated statements of cash flows for the nine month periods ended August 31, 2001 and August 31, 2002. The interim figures are not necessarily indicative of the results for the year.

          Accounting policies adopted by the Company are identified in Note 1 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report filed on Form 10-K.

          In fiscal 2001, the Company adopted the provisions of Emerging Issue Task Force Issue (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $361 and $1,168 for the three and nine months ended August 31, 2001, respectively.

(2)      Supplemental Cash Flow Information

          The following is supplemental information relating to the consolidated statements of cash flows:


                                                             Nine Months Ended
                                                                 August 31,
                                                            2001        2002
                                                           ------      -----

Cash paid during the period:
     Interest (excluding bank charges)                     $2,183       $ 951
     Income taxes                                          $2,436       $ 878

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          During the nine months ended August 31, 2001 and August 31, 2002, the Company recorded a net unrealized holding loss relating to available-for-sale marketable securities, net of deferred taxes, of $(30) and $(527), respectively, as a component of accumulated other comprehensive loss.

(3)      Business Acquisition

          On March 15, 2002, Code Systems, Inc., a wholly-owned subsidiary of Audiovox Electronics Corp., purchased certain assets of Code-Alarm, Inc., an automotive security product company. The purchase price consisted of approximately $7,100, paid in cash at the closing, and a debenture (CSI Debenture) whose value is linked to the future earnings of Code Systems, Inc. The payment of any amount under the terms of the CSI Debenture is based on performance and is scheduled to occur in the first calendar quarter of 2006. The Company accounted for the transaction in accordance with the purchase method of accounting. As a result of the transaction, goodwill of $284 was recorded. The allocation of the purchase price is pending the final determination of certain acquired balances. Any payments made under the terms of the CSI Debenture in the future will be reflected as a component of goodwill. Proforma results of operations were not provided as the amounts were deemed immaterial to the consolidated financial statements of the Company.

(4) Co-operative Advertising Allowances, Market Development Funds and Volume Incentive Rebates

          During the quarter ended May 31, 2002, the Company adopted the provisions of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" (EITF 01-9). As a result of adopting EITF 01-9 in 2002, the Company has reclassified co-operative advertising, market development funds and volume incentive rebate costs (collectively sales incentives), which were previously included in selling expenses, to net sales as the Company does not receive an identifiable benefit in connection with these costs. As a result of this reclassification, net sales and selling expenses were reduced by $2,543 and $5,113 for the three and nine months ended August 31, 2001, respectively. The adoption of EITF 01-9 reduced net sales and selling expenses by $8,607 and $25,115 for the three and nine months ended August 31, 2002, respectively. There was no further impact on the Company's consolidated financial statements for the three and nine months ended August 31, 2001 and 2002, as a result of the adoption of EITF 01-9 as the Company's historical accounting policy with respect to the recognition and measurement of sales incentives is consistent with EITF 01-9.

          The Company records its co-operative advertising and market development funds at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. In the event the co-operative advertising and market development funds results

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          in the loss on the sale of product, the Company makes an assessment of whether an impairment exists on the related inventory.

          The Company records its volume incentive rebates as the underlying revenue transactions that result in progress by the customer towards earning the rebate is recorded. If a reasonable estimate of the rebate that a customer will ultimately earn can be made, the Company will accrue for such amount. In the majority of the cases, the Company accrues for the maximum potential amount of the rebate as the amount of future rebates cannot be reasonably estimated. When the customer does not achieve the required sales volume or it is likely that the customer will not claim the funds, the Company reduces the balance of the accrual for the sales incentives and increases revenue in that period.

          The accrual for sales incentives at November 30, 2001 and August 31, 2002 was $10,366 and $15,516, respectively. During the three and nine months ended August 31, 2001, $2,523 and $10,800, respectively, and, during the three and nine months ended August 31, 2002, $733 and $2,268, respectively, were recorded into revenue representing revisions to previously established sales incentive accruals. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the accrual will be further revised in the near term.

(5)      Inventory

          The markets in which the Company competes are characterized by declining prices, intense competition, rapid technological change and frequent new product introductions. The Company maintains a significant investment in inventory and, therefore, is subject to the risk of losses on write-downs to market and inventory obsolescence. During the quarters ended February 28, 2002, May 31, 2002 and August 31, 2002, the Company recorded inventory write-downs to market of $1,040, $2,290 and $1,982, respectively, as a result of the reduction of selling prices primarily related to older model, digital hand-held phones and other wireless products in anticipation of newer digital technologies. These write-downs were made based upon open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from our customers based upon current negotiations. The Company anticipates that these products will be sold through our normal distributor channels beginning in the fourth quarter of 2002. It is reasonably possible that additional write-downs to market may be required in the future, given the continued emergence of new technologies.

          At August 31, 2002, the Company had on hand 608,515 units in the amount of $96,184, which has been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. Of this accounts payable, $61,968 is subject to an arrangement with the manufacturer of the phones, which provides for, among other things, extended payment terms. The payment terms are such that the payable is non-interest bearing, and the Company is not required to pay for the phones until shipment has been made to the

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          Company's customers. The remaining $34,216 of the $96,184 accounts payable is payable in accordance with the terms established in the distribution agreement, which is 30 days.

          Under the above arrangement, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from the manufacturer. The Company will record such price protection, if necessary, at the time of the sale of the units. Subsequent to August 31, 2002, the Company paid $42,811 to the manufacturer of the phones, although shipment was not yet made to the Company's customers and, therefore, payment was not yet due. The decision to pay Toshiba prior to the due date was made in an effort to enhance the Company's ongoing relationship with Toshiba.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(6)      Net Income (Loss) Per Common Share

          A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                 Three Months Ended    Nine Months Ended
                                                    August 31,            August 31,
                                                2001         2002          2001         2002
                                              ----------   ----------   ----------   ----------
Net income (loss) (numerator for basic
   income per share)                          $   1,006     $  1,867    $  (4,692)   $   2,373
Interest on 6 1/4% convertible subordinated
   debentures, net of tax                           --          --              5          --
                                              ----------   ----------   ----------   ----------
Adjusted net income (loss) (numerator for
   diluted income per share)                  $   1,006    $   1,867    $  (4,687)   $   2,373
                                              ==========   ==========   ==========   ==========
Weighted average common shares
   (denominator for basic income per share)   21,966,461   21,947,573   21,847,312   21,960,652
Effect of dilutive securities:
   Employee stock options and stock
         warrants                                203,578       35,230         --         37,240
                                              ----------   ----------   ----------   ----------
Weighted average common and potential
   common shares outstanding
   (denominator for diluted income per
   share)                                     22,170,039   21,982,803   21,847,312   21,997,892
                                              ==========   ==========   ==========   ==========

Net income (loss) per common share (basic):
   Income (loss) before cumulative effect of
       a change in  accounting for  negative
       goodwill                               $    0.05    $    0.09    $  (0.21)    $    0.10
   Cumulative effect of a change in
       accounting for negative goodwill            --           --           --           0.01
                                              ----------   ----------   ----------   ----------
Net income (loss) per common share (basic)    $    0.05    $    0.09    $   (0.21)   $    0.11
                                              ==========   ==========   ==========   ==========

Net income (loss) per common share (diluted):
   Income (loss) before cumulative effect of
       a change in accounting for negative
       goodwill                               $    0.05    $    0.08    $  (0.21)    $    0.10
   Cumulative effect of a change in
       accounting for negative goodwill            --           --           --           0.01
                                              ----------   ----------   ----------   ----------
Net income (loss) per common share(diluted)   $    0.05    $    0.09    $   (0.21)   $    0.11
                                              ==========   ==========   ==========   ==========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          Stock options and warrants totaling 1,599,200 and 1,984,568 for the three and nine months ended August 31, 2001, respectively, were not included in the net income (loss) per common share calculation because their effect would have been anti-dilutive. Stock options totaling 2,457,200 and 2,551,367 for the three and nine months ended August 31, 2002, respectively, were not included in the net income per common share calculation because their effect would have been anti-dilutive.

(7)      Comprehensive Income (Loss)

          The accumulated other comprehensive loss of $6,344 and $6,227 at November 30, 2001 and August 31, 2002, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized loss on the Company's available-for-sale investment securities of $1,021 and $1,548 at November 30, 2001 and August 31, 2002, respectively, and the accumulated foreign currency translation adjustment of $5,323 and $4,679 at November 30, 2001 and August 31, 2002, respectively.

          The Company's total comprehensive income (loss) was as follows:


                                                         Three Months Ended     Nine Months Ended
                                                           August 31,              August 31,
                                                          2001       2002       2001       2002
                                                         -------    -------    -------    -------

Net income (loss)                                        $ 1,006    $ 1,867    $(4,692)   $ 2,373
                                                         -------    -------    -------    -------
Other comprehensive income (loss):
   Foreign currency translation adjustments                 (108)        68        (57)       644
   Unrealized gain (loss) on securities:
       Unrealized holding loss  arising during period,
          net of tax                                        (450)      (113)       (30)      (527)
                                                         -------    -------    -------    -------
Other comprehensive income (loss), net of tax               (558)       (45)       (87)       117
                                                         -------    -------    -------    -------
Total comprehensive income (loss)                        $   448    $ 1,822    $(4,779)   $ 2,490
                                                         =======    =======    =======    =======

          The change in the net unrealized gain (loss) arising during the periods presented above are net of tax expense of $(276) and $(69) for the three months ended August 31, 2001 and August 31, 2002, respectively, and $(18) and $(323) for the nine months ended August 31, 2001 and August 31, 2002, respectively.

(8)      Segment Information

          The Company has two reportable segments which are organized by products: Wireless and Electronics. The Wireless segment primarily markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers. The Electronics segment sells autosound, mobile electronics and consumer

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          electronics, primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufacturers (OEM), independent installers of automotive accessories and the U.S. military.

          The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the three and nine months ended August 31, 2001 and August 31, 2002, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. Segment identifiable assets are those which are directly used in or identified to segment operations.


                                                                  Elimin-  Consolidated
                                Wireless    Electronics Corporate ations   Totals

Three Months Ended
August 31,  2001

Net sales                        $ 240,481    $ 71,234      --      -   $311,715
Intersegment sales (purchases)        (141)        141      --      -       --
Pre-tax income (loss)                1,032       3,393   $(2,801)   -      1,624

Three  Months Ended
August 31, 2002

Net sales                        $ 186,838    $104,529      --      -   $291,367
Intersegment sales (purchases)        (284)        284      --      -       --
Pre-tax income (loss)                 (591)      7,406   $(2,930)   -      3,885


                      AUDIOVOX CORPORATION AND SUBSIDIARIES


                                                                      Elimin-     Consolidated
                                Wireless    Electronics Corporate     ations         Totals

Nine Months Ended
August  31,  2001
Net sales                        $ 706,159    $210,673        --           --      $ 916,832
Intersegment sales (purchases)        (354)        354        --           --           --
Pre-tax income (loss)              (11,413)      8,900   $  (4,752)        --         (7,265)
Total assets                       315,607     118,738     358,640    $(297,217)     495,768
Goodwill, net                         --           384       4,434         --          4,818

Nine Months Ended
August 31, 2002

Net sales                        $ 518,487    $266,080        --           --      $ 784,567
Intersegment sales (purchases)        (268)        268        --           --           --
Pre-tax income (loss)              (15,367)     14,726       8,213         --          7,572
Total assets                       283,499     175,879     270,967     (203,077)     527,268
Goodwill, net                         --           618       4,597         --          5,215



          In accordance with SFAS No. 142, Corporate wrote-off its unamortized negative goodwill of $240 as of the date of adoption, which has been reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle for the nine months ended August 31, 2002. The implementation of SFAS No. 142 was immaterial to the segments.

          Goodwill in the amount of $284 was acquired in March 2002 in connection with the purchase of certain assets of Code-Alarm, Inc. by Code Systems, Inc., a wholly-owned subsidiary of Audiovox Electronics Corp. (Note 3).

(9)  Transactions With a Major Supplier

     (a)  Audiovox Communications Corp. Dividend

          In February 2001, the board of directors of Audiovox Communications Corp. (ACC), declared a dividend payable to its shareholders, Audiovox Corporation, a then 95% shareholder, and Toshiba Corporation (Toshiba), a then 5% shareholder for their respective share of net income for the previous fiscal years. ACC paid Toshiba its share of the dividend, which approximated $1,034 in the first quarter of 2001. There were no dividends declared during the nine months ended August 31, 2002, due to the net loss of ACC during 2001.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     (b)  Issuance of Subsidiary Shares

          On May 29, 2002, Toshiba purchased an additional 20% of ACC, approximately 31 shares at approximately $774,000 per share, for approximately $23,900 in cash, bringing Toshiba's total ownership interest in ACC to 25%. In addition, Toshiba paid $8,100 in exchange for an $8,100 convertible subordinated note (the Note). The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principle amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years. In accordance with the provisions of the Note, Toshiba may convert the balance of the Note into additional shares of ACC in order to maintain a 25% interest in ACC, but under no circumstances can Toshiba convert the Note to exceed a 25% interest in ACC.

          In connection with the transaction, the Company, ACC and Toshiba entered into a stockholders agreement. The stockholders agreement provides for the composition of the board of directors of ACC and identifies certain items, other than in the ordinary course of business, that ACC cannot do without prior approval from Toshiba. The agreement does not require or preclude ACC from paying dividends on a pro-rata basis. The agreement may be terminated upon the mutual written agreement of the parties, if the distribution agreement is terminated or if either party commences a bankruptcy or similar proceeding.

          The Company has historically been the exclusive distributor for Toshiba in the United States and Canada. In connection with the transaction, ACC and Toshiba formalized this distribution arrangement whereby ACC is Toshiba's exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico, and all countries in the Caribbean and Central and South America through May 29, 2007. The distribution agreement provides for 30-day payment terms. Also, in accordance with the terms of the stockholders agreement, upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement, Toshiba maintains a put right and Audiovox Corp. a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Audiovox's call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five (5) year term.

          Additionally, ACC entered into an employment agreement with the President and Chief Executive Officer (the Executive) of ACC through May 29, 2007. Under the agreement, ACC is required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC's annual earnings before income

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          taxes. Audiovox Corp., under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the Executive, to be allocated by the Executive. The bonus was for services previously rendered, and, accordingly, the bonus has been included in general and administrative expenses in the accompanying statements of operations for the nine months ended August 31, 2002. The Executive was required to utilize all or a portion of the bonus allocated to him to repay the remaining outstanding principal and accrued interest owed by the Executive to the Company pursuant to the unsecured promissory note in favor of Audiovox Corp. During the quarter ended August 31, 2002, the Executive was paid $1,800 less an amount outstanding under a promissory note of $651.

          As a result of the issuance of ACC's shares, the Company recognized a gain of $15,825 ($9,811 after provision for deferred taxes) during the quarter ended May 31, 2002. The gain represents the excess of the sale price per share over the carrying amount per share multiplied by the number of shares issued to Toshiba. The gain on the issuance of the subsidiary's shares has been recognized in the accompanying consolidated statements of operations for the nine months ended August 31, 2002 in accordance with the Company's policy on the recognition of such transactions, which is an allowable method under Staff Accounting Bulleting Topic 5.H.

          Toshiba's minority interest income (expense) in ACC for the three and nine months ended August 31, 2001 was $(61) and $360, respectively, and $90 and $532 for the three and nine months ended August 31, 2002, respectively, which has been included in other, net on the accompanying consolidated statements of operations.

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

     The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001. As a result of adopting the provisions of SFAS No. 141 and 142, the

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     Company did not record amortization expense relating to its goodwill during the three and nine month period ended August 31, 2002, which approximated $16 and $247 during the prior three and nine months ended August 31, 2001, respectively. The Company was not required under SFAS No. 142 to assess the useful life and residual value of its goodwill as the Company's goodwill, at the time of adoption of SFAS No. 142, was equity method goodwill, and, as such, will continue to be evaluated for impairment under Accounting Pronouncement Board No. 18, "The Equity Method of Accounting for Investments in Common Stock", as amended..

     As required by the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based upon that assessment, no adjustments were made to the amortization period of residual values of other intangible assets.

     As of November 30, 2001 and August 31, 2002, the Company had intangible assets subject to amortization of $711 and $711, respectively, and related accumulated amortization of $692 and $711, respectively, which pertained to trademarks and patents. Amortization expense for intangible assets subject to amortization amounted to $15 and $45 for the three and nine months ended August 31, 2001, respectively. Amortization expense for intangible assets subject to amortization amounted to $0 and $19 for the three and nine months ended August 31, 2002, respectively. As of August 31, 2002, all intangible assets subject to amortization have been fully amortized. Accordingly, the estimated aggregate amortization expense for each of the five succeeding years ending August 31, 2007 amounts to $0. Had SFAS No. 142 been applied retrospectively to the three and nine months ended August 31, 2001, there would be no impact to reported net income or loss per share, respectively.

     As of November 30, 2001 and August 31, 2002, the Company had unamortized goodwill in the amount of $4,731 and $5,215, respectively. In accordance with SFAS No. 142, the Company wrote-off its unamortized negative goodwill of $240 as of the date of adoption, which has been reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle for the nine months ended August 31, 2002. During the three and nine months ended August 31, 2001, the Company recorded $4 and $12, respectively, for the amortization of negative goodwill. Goodwill in the amount of $284 was acquired in March 2002 in connection with the purchase of certain assets of Code-Alarm, Inc. by Code Systems, Inc., a wholly-owned subsidiary of Audiovox Electronics Corp. (Note 3).

(11) Product Return

     Subsequent to being approved by a customer, the Company sold approximately 129,000 units of a tri-mode phone to the customer. The customer claimed that the units did not meet the required product specifications as previously tested in the approved samples. The Company

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     investigated the situation with the customer and, upon confirmation of the non-conforming product specifications, accepted return of the product. The customer then returned and Wireless refunded approximately $21,000 during the quarter ended February 28, 2001, for the return of approximately 97,000 of these tri-mode phones. During January 2001, Wireless also purchased 93,600 of the same model of tri-mode phone for a cost of $12.4 million. As a result of changes in the marketplace for wireless products, the selling price of the phones has been reduced below the original cost. The Company did not record a write-down on these phones as they expected to receive a full refund or partial credit from the manufacturer of the phones during the second quarter of 2001. In April 2001, the Company received a credit from the manufacturer of $12.4 million. The credit was applied against the carrying value of the phones on hand which approximated 190,600 phones, which are appropriately recorded at the lower of cost or market. All of these phones were subsequently sold. No gain or loss was recorded in connection with the sale of the phones.

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

     The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000
     Yen loan ($1,291) from the Company. The land and building have been included in property, plant and equipment, and the loans have been recorded as notes payable on the accompanying consolidated balance sheets as of
     November 30, 2001 and August 31, 2002. Changes arising from the fluctuations in the Yen exchange rate have been reflected as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets. Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bear interest at 5% per annum, and principle was payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl are subordinated completely to the loan from the Company, and, in liquidation, the Company receives payment first.

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

(13) Debt Covenants

     The Company maintains a revolving credit agreement with various financial institutions. The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. During the year ended November 30, 2001, the Company was not in compliance with certain of its pre-tax income covenants and had not received a waiver. Accordingly, the Company recorded its bank obligations in current liabilities at November 30, 2001. The Company subsequently obtained a waiver for such violations. During the quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants and obtained a waiver for the quarter ended February 28, 2002 which also deleted reference to the pre-tax income covenant for the two consecutive quarters ended May 31, 2002. The Company was in compliance with all other covenants as of and for the quarter ended May 31, 2002. In addition, the Company was in compliance with its debt covenants as of and for the quarter ended August 31, 2002.

(14) Income Taxes

     Quarterly tax provisions are generally based upon an estimated annual effective tax rate per taxable entity including evaluations of possible future events and transactions and are subject to subsequent refinement or revision. When the Company is unable to estimate a part of its income or loss, or the related tax expense or benefit, the tax expense or benefit applicable to that item is reported in the interim period in which the income or loss occurs. During the quarter and nine months ended August 31, 2002, the tax benefit from certain expenses arising during these periods could not be reasonably estimated and additional valuation allowances were recorded for continuing losses in certain states relating to the Wireless segment, which resulted in an increase in the Company's annual effective tax rate for these periods.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for (recovery of) income taxes is as follows:


                                    Three Months Ended                          Nine Months Ended
                                        August 31,                                  August 31,
                                    2001             2002                    2001               2002
                              --------------    -------------       -------------------   ------------------
Tax provision at Federal
   statutory rate             $ 568    35.0%    $ 1,360     35.0%     $(2,543)    (35.0%)     $ 2,650   35.0%
State income taxes, net of
   Federal benefit               33     2.1          48      1.2          190       2.6           658    8.7
Increase (decrease) in
   beginning-of-the-year
   balance of the valuation
   allowance for deferred
   tax assets                  (343)  (21.1)        100      2.6         (178)     (2.4)          498    6.6
Foreign tax rate
   differential                 309    19.0         671     18.2          219       3.0           828   10.9
Non-deductible items             75     4.6          53      1.4          251       3.4         1,279   16.9
Other, net                      (24)   (1.5)       (214)    (6.5)        (512)     (7.0)         (474)  (6.3)
                              -----   -------- --------   -------     --------    -------     --------  -----
                              $ 618    38.1%   $  2,018     51.9%     $(2,573)    (35.4%)     $ 5,439   71.8%
                              =====   ======== ========   =======     =======     =======     ========  =====

     Other is a combination of various factors for the three and nine months ended August 31, 2002, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items.

     The net changes in the total valuation allowance for the three and nine months ended August 31, 2002 were increases of $100 and $498, respectively. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain states and foreign countries as well as other deferred tax assets in foreign countries. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at August 31, 2002

(15) Share Repurchase Program

     During the second quarter of 1999, the Company's Board of Directors approved the repurchase of an additional 563,000 shares of the Company's Class A Common Stock in the open market under a share repurchase program (the Program). As a result, the Company has

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     the authority to repurchase 1,563,000 shares in the open market. During the quarter ended August 31, 2002, 103,900 shares were repurchased under the Program at an average price of $6.85 per share for an aggregate amount of $712.

(16) Contingencies

     The Company is a defendant in litigation arising from the normal conduct of its affairs. The impact of the final resolution of these matters on the Company's consolidated financial position, results of operations or liquidity in a particular reporting period is not known.

     During 2001, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. There are various procedural motions pending and no discovery has been conducted to date. The Company has asserted indemnification claims against the manufacturers of the hand-held wireless telephones. The Company is vigorously defending these class action lawsuits. It is possible that the Company may incur a loss in connection with these lawsuits. However, an estimate of the possible loss or range of loss cannot be made. In accordance with SFAS No. 5, "Accounting for Contingencies", the Company has not recorded a liability in connection with these lawsuits.

     The Company has guaranteed a $300 line of credit with a financial institution on behalf of one of its equity investments and has established standby letters of credit to guarantee the bank obligations of Audiovox Communications Sdn. Bhd. and Audiovox Venezuela.

(17) Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes an
     accounting   standard   requiring  the  recording  of  the  fair  value  of
     liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is required to adopt the provisions of SFAS 143 effective December 1, 2002. The Company does not expect the adoption of SFAS 143 to have a significant effect on the Company's results of operations or its financial position.

     In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required to adopt SFAS 144 effective December 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS 144 will have on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Additionally, the Statement requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company is required to adopt the provisions of SFAS No. 145 effective December 1, 2002. The Company does not expect the adoption of SFAS No. 145 to have a significant effect on its results of operations or its financial position.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The Company markets its products under the Audiovox brand name as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. Wireless consists of Audiovox Communications Corp. (ACC), a 75%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and to carriers overseas. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service. Quintex also receives residual fees and activation commissions from the carriers. Residuals are paid by the carriers based upon a percentage of usage of customers activated by Quintex for a period of time (1-5 years). Quintex also sells a small volume of electronics products not related to wireless which are categorized as "other".

     The Electronics Group consists of three wholly-owned subsidiaries, Audiovox Electronics Corp. (AEC), American Radio Corp. and Code Systems, Inc. and three majority-owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios, in-vehicle video systems, flat-screen televisions, DVD players and navigation systems. Sales are made through an extensive distribution network of mass merchandisers, power retailers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis. American Radio Corp. is also involved on a limited basis in the wireless marketplace. Wireless related sales are categorized as "other".

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

Revenue Recognition

     The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Any customer acceptance provisions are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of defective product from the Company's customers. The
Company does not earn revenue from fulfillment services provided to its customers. Product sales are not subject to the right of return, however, the Company records an estimate of returns of defective products returned by its customers. Management continuously monitors and tracks such product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. While such returns have historically been within management's expectations, a significant product return was recorded in the first quarter of 2001, which was netted against revenue. The Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Although the Company generally does not give price protection to its customers, on occasion, the Company will offer such price protection to its customers. The Company accrues for price protection when such agreements are entered into with its customers, which is netted against revenue. There can be no assurances that the Company will not need to offer price protection to its customers in the future. Any significant price protection agreements or increase in product returns could have a material adverse impact on the Company's operating results for the period or periods in which such price protection is offered or returns materialize.

Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company's reserve for estimated credit losses at August 31, 2002 was $8,188. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Since the Company's accounts receivable is concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivables and future operating results.

Trade and Promotional Allowances

     The Company offers trade and promotional co-operative advertising allowances, market development funds and volume incentive rebates (collectively sales incentives) to certain of its customers. These arrangements allow customers to take deductions against amounts owed to the Company for product purchases or entitle them to receive a payment from the Company. The Company negotiates varying terms regarding the amounts and types of arrangements dependant upon the products involved, customer or type of advertising. The Company records the sales incentives as a reduction to net sales as the Company does not receive an identifiable benefit in connection with these costs. The Company records its co-operative advertising and market development funds at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. In the event the co-operative advertising and market development funds results in the loss on the sale of product, the Company makes an assessment of whether an impairment exists on the related inventory.

     The Company records its volume incentive rebates as the underlying revenue transactions that result in progress by the customer towards earning the rebate is recorded. If a reasonable estimate of the rebate that a customer will ultimately earn can be made, the Company will accrue for such amount. In the majority of the cases, the Company accrues for the maximum potential amount of the rebate as the amount of future rebates cannot be reasonably estimated. When the customer does not achieve the required sales volume or it is likely that the customer will not claim the funds, the Company reduces the balance of the accrual for the sales incentives and increases revenue in that period.

     The accrual for sales incentives at November 30, 2001 and August 31, 2002 was $10,366 and $15,516, respectively. During the three and nine months ended August 31, 2001, $2,523 and $10,800, respectively, and, during the three and nine months ended August 31, 2002, $733 and $2,268, respectively, were recorded into revenue representing revisions to previously established sales incentive accruals. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the accrual will be further revised in the near term. The Company's estimates of amounts requested by its customers in connection with these arrangements may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. In the future, if the liability for these arrangements is determined to be overstated, the Company would be required to recognize such additional operating income at the time such determination is made. Likewise, if the liability for these arrangements is determined to be understated, the Company would be required to recognize such additional operating expenses at the time the customer makes such requests. Therefore, although the Company makes every effort to ensure the accuracy of its estimates, any significant unanticipated changes in the purchasing volume of its customers could have a significant impact on the liability and the Company's reported operating results.

Inventories

     The Company values its inventory at the lower of the actual cost to purchase and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand. As demonstrated in recent years, demand for the Company's products can fluctuate significantly. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, the Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In such situations, the Company generally does not obtain price protection from its vendors, however, on occasion, the Company has received price protection which reduces the cost of inventory. Since price protection reduces the cost of inventory, as the Company sells the inventory for which it has received price protection, the amount is reflected as a reduction to cost of sales. There can be no assurances that the Company will be successful in negotiating such price protection from its vendors in the future. The Company has, on occasion, performed upgrades on certain inventory on behalf of its vendors.

The reimbursements the Company receives to perform these upgrades are reflected as a reduction to the cost of inventory and is recognized as a reduction to cost of sales as the related inventory is sold. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and its reported operating results. During the quarters ended February 28, 2002, May 31, 2002 and August 31, 2002, the Company recorded inventory write-downs to market of $1,040, $2,290 and $1,982, respectively, as a result of the recent reduction of selling prices primarily related to digital hand-held phones and other wireless products in anticipation and the introduction of new digital technologies as well as the overall decrease in demand for wireless products. At November 30, 2001, the Company had on hand 575,000 units of a certain phone model, which, after write-down, was valued at $75,423. As of August 31, 2002, 47,000 of these units remained in inventory, which, after an additional write-down during the second quarter of 2002, was valued at $6,083. It is reasonably possible that additional write-downs to market may be required in the future, given the continued emergence of new technologies.

Warranties

     The Company offers warranties of various lengths depending upon the specific product. The Company's standard warranties require the Company to repair or replace defective product returned to the Company by both end users and its customers during such warranty period at no cost to the end users or customers. The Company records an estimate for warranty related costs based upon its actual historical return rates and repair costs at the time of sale, which are included in cost of sales. The estimated liability for future warranty expense amounted to $8,938 at August 31, 2002, which has been included in accrued expenses and other current liabilities. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair the Company's products, could have a material adverse impact on its operating results for the period or periods in which such returns or additional costs materialize.

Results of Operations

     The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:

                                                                    Percentage of Net Sales
                                                              Three Months       Nine Months
                                                                 Ended             Ended
                                                               August 31,         August 31,
                                                             2001    2002        2001       2002
  Net sales:
     Wireless
        Wireless products                                    74.7%     61.7%     74.5%     63.3%
        Activation commissions                                2.0       2.1       2.2       2.5
        Residual fees                                         0.3       0.1       0.2       0.2
        Other                                                 0.1       0.1       0.1       0.1
                                                            -----     -----     -----     -----
           Total Wireless                                    77.1      64.0      77.0      66.1
                                                            -----     -----     -----     -----
     Electronics
        Mobile electronics                                   13.1      23.7      12.1      21.2
        Consumer electronics                                  3.9       7.2       5.5       7.1
        Sound                                                 5.7       5.1       5.2       5.5
        Ohter                                                 0.2      --         0.2       0.1
                                                            -----     -----     -----     -----
           Total Electronics                                 22.9      36.0      23.0      33.9
                                                            -----     -----     -----     -----
           Total net sales                                  100.0%    100.0%    100.0%    100.0%
Cost of sales                                                90.7      89.2      92.7      90.7
                                                            -----     -----     -----     -----
Gross profit                                                  9.3      10.8       7.3       9.3

Selling                                                       2.6       2.6       2.4       2.8
General and administrative                                    3.9       4.5       3.7       5.0
Warehousing and assembly                                      1.9       2.1       1.9       2.3
                                                            -----     -----     -----     -----
        Total operating expenses                              8.4       9.2       8.0      10.1
                                                            -----     -----     -----     -----
Operating income (loss)                                       0.9       1.6      (0.7)     (0.8)
Interest and bank charges                                    (0.6)     (0.3)     (0.5)     (0.3)
Equity in income of equity investments                        0.2       0.3       0.3       0.2
Gain on issuance of subsidiary shares                        --        --        --         2.0
Other, net                                                   --        (0.3)      0.1      (0.1)
                                                            -----     -----     -----     -----
Income (loss) before provision for (recovery of) income
     taxes                                                    0.5       1.3      (0.8)      1.0
Provision for (recovery of) income taxes                      0.2       0.7      (0.3)      0.7
Cumulative effect of a change in accounting for
     negative goodwill                                        --        --        --        --
                                                            -----     -----     -----     -----
Net income (loss)                                             0.3%      0.6%     (0.5%)     0.3%
                                                            =====     =====     =====     =====

Consolidated Results
Three months ended August 31, 2001 compared to three months ended August 31,
2002

     The net sales and percentage of net sales by marketing group and product line for the three months ended August 31, 2001 and August 31, 2002 are reflected in the following table:


                                          Three Months Ended
                             August 31, 2001      August 31, 2002
                             ---------------      ---------------

Net sales:

Wireless
   Wireless products        $233,112      74.7% $179,902      61.7%
   Activation commissions      6,230       2.0     6,206       2.1
   Residual fees                 954       0.3       352       0.1
   Other                         185       0.1       378       0.1
                            --------      ----- --------      -----
      Total Wireless         240,481      77.1   186,838      64.0
                            --------      ----- --------      -----

Electronics
   Mobile electronics         40,919      13.1    68,929      23.7
   Consumer electronics       12,122       3.9    20,820       7.2
   Sound                      17,695       5.7    14,780       5.1
   Other                         498       0.2      --      --
                            --------      ----- --------      -----
      Total Electronics       71,234      22.9   104,529      36.0
                            --------      ----- --------      -----
      Total                 $311,715     100.0% $291,367     100.0%
                            ========     ====== ========     ======


     Net sales for the third quarter of 2002 were $291,367, a decrease of $20,348, or 6.5%, from 2001. The decrease in net sales was primarily in Wireless (22.3% decline) which was partially offset by an increase in Electronics of 46.7%. Sales from our international subsidiaries decreased from 2001 by approximately $2,494 or 32.6%. Gross margins were 10.8% in 2002 compared to 9.3% in 2001. The increase in gross margins was primarily due to a change in the overall mix of sales for wireless products to electronics products which have a higher gross margin. Operating expenses increased to $26,832 from $26,174, respectively, an increase of $658 (2.5%) which was primarily an increase in general and administrative expenses of $947. Included in operating expenses was $1,354 of expenses from Code Systems, Inc., a wholly-owned subsidiary of Audiovox Electronics Corp. that purchased certain assets of Code-Alarm, Inc. during the second quarter of 2002 (Note 3). As a percentage of sales, operating expenses increased to 9.2% in 2002 from 8.4% in 2001. Operating income for 2002 was $4,744 compared to $2,796 in 2001. Pre-tax profit was $3,885 during 2002 compared to $1,624 in 2001.

Nine months ended August 31, 2001 compared to nine months ended August 31, 2002

     The net sales and percentage of net sales by marketing group and product line for the nine months ended August 31, 2001 and August 31, 2002 are reflected in the following table:


                                      Nine Months Ended
                          August 31, 2001         August 31, 2002
                          ---------------         ---------------

Net sales:

Wireless
   Wireless products        $683,482    74.5%   $496,963    63.3%
   Activation commissions     20,347     2.2      19,674     2.5
   Residual fees               1,855     0.2       1,492     0.2
   Other                         475     0.1         358     0.1
                            --------   -----    --------   -----
      Total Wireless         706,159    77.0     518,487    66.1
                            --------   -----    --------   -----

Electronics
   Mobile electronics        111,152    12.1     166,100    21.2
   Consumer electronics       50,460     5.5      55,825     7.1
   Sound                      47,293     5.2      43,512     5.5
   Other                       1,768     0.2         643     0.1
                            --------   -----    --------   -----
      Total Electronics      210,673    23.0     266,080    33.9
                            --------   -----    --------   -----
      Total                 $916,832   100.0%   $784,567   100.0%
                            ========   =====    ========   =====


     Net sales for the nine months ended August 31, 2002 were $784,567, a decrease of $132,265, or 14.4%, from 2001. The decrease in net sales was primarily in Wireless (26.6% decrease) which was partially offset by an increase in the Electronics Group. Sales from our international subsidiaries decreased from 2001 by approximately $3,092 or 15.5%. Gross margins were 9.3% in 2002 compared to 7.3% in 2001. The increase in gross margins was primarily due to a wireless inventory write-down for the nine months ended August 31, 2001 of
$13,500 versus the write-down of $5,312 for the nine months ended August 31, 2002, reimbursement for software upgrades of $4,741 and a change in the overall mix of sales for wireless products to electronics products, which have a higher gross margin. Operating expenses increased to $79,459 from $73,581, respectively, an 8.0% increase primarily due to bonuses of $3,200 paid to ACC personnel (See Note 9(b)) and the inclusion of operating expenses of $2,243 for Code Systems, Inc. (Note 3) a wholly-owned subsidiary of Audiovox Electronics Corp. that purchased certain assets of Code-Alarm, Inc. during the second quarter of 2002. As a percentage of sales, operating expenses increased to 10.1% in 2002 from 8.0% in 2001. Operating loss for 2002 was $6,242 compared to operating loss of $6,797 in 2001. Pre-tax income was $7,572 during 2002 compared to a pre-tax loss of $7,265 in 2001.

     During the second quarter of 2002, Toshiba, a major supplier of wireless products, purchased an additional 20% of the Company's subsidiary, ACC. ACC issued the additional shares and an $8,100 1 3/4% convertible subordinated note to Toshiba for $32,000. As a result of the transaction, the Company recognized a gain of $15,825 ($9,811 after provision for deferred taxes) (See Note 9(b)).

Wireless Results
Three months ended August 31, 2001 compared to three months ended August 31,
2002

     The following table sets forth for the periods indicated certain statements of operations data for the Wireless Group as expressed as a percentage of net sales:


                                      Three Months Ended
                                August 31, 2001        August 31, 2002
                                ---------------        ---------------
Net sales:
     Wireless products        $ 233,112      96.9%    $ 179,902      96.3%
     Activation commissions       6,230       2.6         6,206       3.3
     Residual fees                  954       0.4           352       0.2
     Other                          185       0.1           378       0.2
                              ---------     -----     ---------     -----
                                240,481     100.0%      186,838     100.0%

Gross profit                     14,245       5.9        10,442       5.6
Total operating expenses         10,697       4.4        10,696       5.7
                              ---------     -----     ---------     -----
Operating income (loss)           3,548       1.5          (254)     (0.1)
Other expense                    (2,516)     (1.0)         (337)     (0.2)
                              ---------     -----     ---------     -----
Pre-tax income (loss)         $   1,032       0.5%    $    (591)     (0.3)%
                              =========     =====     =========     =====


     Net sales were $186,838 in the third quarter of 2002, a decrease of $53,643, or 22.3%, from last year. Unit sales of wireless handsets decreased by 896,000 units in 2002, or 42.0%, to approximately 1,236,000 units from 2,132,000 units in 2001. This decrease was primarily due to reduced sales of TDMA and analog phones and the overall decrease in demand for wireless products, partially offset by sales of CDMA 1X phones which contain new digital technology. The average selling price of handsets increased to $148 per unit in 2002 from $105 per unit in 2001. This increase was primarily due to the introduction and sales of new digital technologies and decreased sales of older analog and digital products. Gross profit margins decreased to 5.6% in 2002 from 5.9% in 2001, primarily due to a decrease in wireless accessory sales, which carry a higher gross margin than phones, and a digital inventory write-down of $1,982 in the third quarter of 2002. This write-down was made based upon open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from our customers based upon current negotiations. During the three months ended August 31, 2002, the Company recorded approximately $16,200 of price protection from a vendor for certain inventory, of which $6,200 was recorded as a reduction to cost of sales as the related inventory was sold. Without this price protection, gross profit margins for the three months ended August 31, 2002 would have been lower by 3.3 percentage points. The other $10,000 in price protection has been reflected as a reduction to the remaining inventory cost. The Company has an agreement with its vendor for additional future price protection with respect to specific inventory items, if needed. Operating expenses remained essentially unchanged $10,696 versus $10,697. Selling expenses decreased $911 from last year, primarily from a $1,026 decrease in commissions. Commissions decreased as a percentage of sales for the three months ended August 31, 2002 compared to the three months ended August 31, 2001 because, during the three months ended August 31, 2001, larger commissions were paid on sales of analog phone models to customers in Mexico. The decrease was partially offset by a $154 increase in advertising. Advertising expense increased as a result of a special advertising campaign at a major sporting event. General and administrative expenses increased $1,104 from 2001, primarily an increase in professional fees of $244 due to increased legal fees, bad debt expense of $453 and insurance expense of $182. Warehousing and assembly expenses decreased $194 during 2002 from last year, primarily a decrease in direct labor of $627 due to lower sales volume compared to last year. This decrease was offset by an increase of $465 in research and development, due to a credit of $450 received from a vendor in 2001 that did not recur in 2002 pertaining to a research and development program that was not fulfilled and was terminated. Operating loss for 2002 was $254 compared to last year's operating income of $3,548.

Nine months ended August 31, 2001 compared to nine months ended August 31, 2002

     The following table sets forth for the periods indicated certain statements of operations data for the Wireless Group as expressed as a percentage of net sales:


                                                Nine Months Ended
                                August 31, 2001        August 31, 2002
                                ---------------        ---------------

Net sales:

     Wireless products        $ 683,482      96.7%    $ 496,963      95.8%
     Activation commissions      20,347       2.9        19,674       3.8
     Residual fees                1,855       0.3         1,492       0.3
     Other                          475       0.1           358       0.1
                              ---------     -----     ---------     -----
                                706,159     100.0%      518,487     100.0%

Gross profit                     25,194       3.6        21,630       4.2
Total operating expenses         31,323       4.5        34,093       6.6
                              ---------     -----     ---------     -----
Operating loss                   (6,129)     (0.9)      (12,463)     (2.4)
Other expense                    (5,284)     (0.7)       (2,904)     (0.6)
                              ---------     -----     ---------     -----
Pre-tax loss                  $ (11,413)     (1.6%)   $ (15,367)     (3.0%)
                              =========     =====     =========     =====


     Net sales were $518,487 during the nine months ended August 31, 2002, a decrease of $187,672, or 26.6%, from last year. Unit sales of wireless handsets decreased by 1,685,000 units in 2002, or 32.0%, to approximately 3,581,000 units from 5,266,000 units in 2001. This decrease was primarily due to a delay in carrier approvals of the new 1X phones during the first quarter of 2002 which started to sell in the latter part of the second quarter and the overall decrease in demand for wireless products. The average selling price of handsets increased to $136 per unit in 2002 from $124 per unit in 2001. This increase was primarily due to sales of 1X phones which contain new digital technology and began shipping in the latter part of the second quarter of 2002. Gross profit margins increased to 4.2% in 2002 from 3.6% in 2001, primarily due to the sales of new, higher margin products and an inventory write-down of $13,500 in 2001 compared to $5,312 in 2002. This write-down was made based upon open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from our customers based upon current negotiations. In addition, gross profit margin dollars were favorably impacted as a result of $4,741 charged to a vendor for reimbursement for software upgrades performed on inventory sold during the nine months ended August 31, 2002 by the Company. Without this reimbursement, gross profit margins for the nine months ended August 31, 2002 would have been lower by 0.9 percentage points. During the nine months ended August 31, 2002, the Company received approximately $27,200 of price protection from a vendor for certain inventory, of which $17,200 was recorded as a reduction to cost of sales as the related inventory was sold. Without this price protection, gross profit margins for the nine months ended August 31, 2002 would have been lower by 3.3 percentage points. The other $10,000 in price protection has been reflected as a reduction to the remaining inventory cost. The Company has an agreement with its vendor for additional future price protection with respect to specific inventory items, if needed. Operating expenses increased to $34,093 from $31,323. Selling expenses decreased $1,707 from last year, primarily a decrease in commissions of $1,882, a decrease in travel and entertainment of $208 and a decrease in salesmen salaries of $123. Commissions decreased as a percentage of sales for the nine months ended August 31, 2002 compared to the nine months ended August 31, 2001 because, during the nine months ended August 31, 2001, larger commissions were paid on sales of analog phone models to customers in Mexico. This decrease was partially offset by a $637 increase in advertising. General and administrative expenses increased $4,774 from 2001, primarily due to bonuses of $3,200 paid to ACC personnel (See Note 9(b)), an increase in bad debt expense of $1,066, an increase of $430 in insurance expense, and increase of $356 for professional fees and an increase in depreciation expense of $186. The increase was partially offset by a decrease of $419 in licenses due to a non-recurring licensing fee. Warehousing and assembly expenses decreased $297 during 2002 from last year, primarily a decrease in direct labor of $482, due to lower sales volume and an increase in payroll benefits of $128 due to fewer employees. This decrease was partially offset by an increase in field warehouse expense of $211 due to increased inventory storage costs and a decrease in research and development of $130, due to a credit received from a vendor in 2001 of $450 that did not recur in 2002 pertaining to a research and development program that was not fulfilled and was terminated. Operating loss for 2002 was $12,463 compared to last year's $6,129.

     Management believes that the wireless industry will continue to be extremely competitive in both price and technology. As the growth in the wireless marketplace has slowed, carrier customer purchasing practices have changed and pricing pressures have intensified. During the quarters ended February 28, 2002, May 31, 2002 and August 31, 2002, the Company recorded inventory write- downs to market of $1,040, $2,290 and $1,982, respectively, as a result of the recent reduction of selling prices primarily related to digital hand-held phones and other wireless products in anticipation of new digital technologies. It is possible that additional write-downs to market may be required in the future, given the continued emergence of new technologies. This has and could continue to affect gross margins and the carrying value of inventories in the future. As the market for digital products becomes more competitive, the Company may be required to further adjust the carrying value of its inventory in the future. Industry and financial market forecasts call for slower growth in the global handset market. Currently, there is a global surplus of handsets, both at manufacturer and carrier levels. The over-supply situation is abating, but may continue to impact the Company in the future. There is also the potential for shortages in the availability of certain wireless components and parts which may affect our vendors' ability to provide handsets to us on a timely basis, which may result in delayed shipments to our customers and decreased sales.

Electronics Results
Three months ended August 31, 2001 compared to three months ended August 31,
2002

     The following table sets forth for the periods indicated certain statements of income data and percentage of net sales by product line for the Electronics
Group:


                                         Three Months Ended
                            August 31, 2001     August 31, 2002
                            ---------------     ---------------
Net sales:
     Mobile electronics     $40,919    57.5%   $  68,929     66.0%
     Consumer electronics    12,122    17.0       20,820     19.9
     Sound                   17,695    24.8       14,780     14.1
     Other                      498     0.7         --       --
                            -------   -----    ---------    -----
        Total net sales      71,234   100.0      104,529    100.0

Gross profit                 14,726    20.7       21,172     20.3
Total operating expenses     11,746    16.5       13,546     13.0
                            -------   -----    ---------    -----
Operating income              2,980     4.2        7,626      7.3
Other income (expense)          413     0.6         (220)    (0.2)
                            -------   -----    ---------    -----
Pre-tax income              $ 3,393     4.8%   $   7,406      7.1%
                            =======   =====    =========    =====


     Net sales increased $33,295 to $104,529 compared to last year's $71,234, an increase of 46.7%. Mobile electronics sales increased 68.5% compared to last year to $68,929, primarily due to increases in mobile video. Consumer electronics sales increased 71.8% from last year, primarily in sales of video-in-a-bag and portable DVD players. Sound sales decreased 16.5% from last year to $14,780. Given changes in the marketplace, the sound sales have declined because fully-featured sound systems are being incorporated into new vehicles at the factory, rather than being sold aftermarket. This declining trend in sound systems is expected to continue. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately 1.3%. The Company's Venezuelan subsidiary experienced a decrease of 53.6% in sales from last year primarily from OEM and the impact of economic and political instability. Gross margins of the Electronics Group were

20.3% in 2002 and 20.7% in 2001. Operating expenses increased $1,800 from last year to $13,546, of which $1,354 pertains to Code Systems, Inc. (see Note 3), a wholly-owned subsidiary of the Electronics Group that purchased certain assets of Code-Alarm, Inc. during the second quarter of 2002. As a percentage of sales, operating expenses decreased to 13.0% from 16.5%. Selling expenses increased $734 from last year, primarily an increase in commissions of $487 due to higher sales and an increase in salaries of $222. Of the $734 increase, $369 was attributable to the operations of Code Systems, Inc. General and administrative expenses increased $619 from 2001, primarily an increase in salaries of $415 due to higher bonus accruals due to increased sales volume and increased personnel and an increase of $624 due to the operations of Code Systems, Inc. This increase was offset by a decrease in bad debt of $453 related to improved receivable quality in 2002. Warehousing and assembly expenses increased $446 from 2001, primarily in warehousing and assembly expenses of $213, payroll benefits of $76 and Code Systems, Inc. operations of $62. Operating income was $7,626 compared to last year's $2,980.

Nine months ended August 31, 2001 compared to nine months ended August 31, 2002

     The following table sets forth for the periods indicated certain statements of income data and percentage of net sales by product line for the Electronics
Group:

                                        Nine Months Ended
                             August 31, 2001         August 31, 2002
Net sales:
     Mobile electronics     $ 111,152     52.8%    $ 166,100     62.4%
     Consumer electronics      50,460     23.9        55,825     21.0
     Sound                     47,293     22.5        43,512     16.4
     Other                      1,768      0.8           643      0.2
                            ---------    -----     ---------    -----
        Total net sales       210,673    100.0       266,080    100.0

Gross profit                   41,581     19.7        51,637     19.4
Total operating expenses       32,420     15.4        36,897     13.9
                            ---------    -----     ---------    -----
Operating income                9,161      4.3        14,740      5.5
Other expense                    (261)    (0.1)          (14)    --
                            ---------    -----     ---------    -----
Pre-tax income              $   8,900      4.2%    $  14,726      5.5%
                            =========    =====     =========    =====

     Net sales increased $55,407 to $266,080 compared to last year's $210,673 an increase of 26.3%. Mobile electronics sales increased 49.4% compared to last year to $166,100 primarily due to increases in mobile video. Consumer electronics sales increased 10.6% from last year, primarily due to increased sales of video-in-a-bag and portable DVD players. Sound sales decreased 8.0% from last year to $43,512. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately 2.4%. The Company's Venezuelan subsidiary experienced a decrease of 26.6% in sales from last year primarily from OEM and the impact of economic and political instability. Gross margins of the Electronics Group were 19.4% in 2002 and 19.7% in 2001. Operating expenses increased $4,477 from last year to $36,897, of which $2,243 pertains to Code Systems, Inc. (see Note 3), a wholly-owned subsidiary of the Electronics Group that purchased certain assets of Code-Alarm, Inc. during the second quarter of 2002. As a percentage of sales, operating expenses decreased to 13.9% from 15.4%. Selling expenses increased $1,280 from last year, primarily an increase in commissions of $970 from increased sales and salaries an increase of $296 in salaries and an increase of $200 in trade shows. This increase has been offset by a decrease in advertising of $352. Of the $1,280 increase, $669 was attributable to the operations of Code Systems, Inc. General and administrative expenses increased $2,106 from 2001, primarily an increase in salaries of $1,198, an increase of $228 in depreciation and an increase of $221 in insurance. The remaining increase was small fluctuations within the general and administrative category. Of the $2,106 increase, $1,120 was attributable to the operations of Code Systems, Inc. Warehousing and assembly expenses increased $1,091 from 2001, due to engineering consulting for the Ford aftermarket program and $411 due to an increase in direct labor. Operating income was $14,740 compared to last year's $9,161.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales. As the Company moves further into the Consumer Electronics market, it may become susceptible to changes in overall economic conditions and the need to continually introduce new products. The Electronic Group's products are subject to price fluctuations, mainly in the consumer electronics category, which could significantly affect the carrying value of inventories and gross margins in the future. The Electronics Group may also experience additional competition in the mobile video category as more distributors and manufacturers enter the market and from increased competition in the Malaysian and Venezuelan markets and the impact of economic and political instability. Global economic uncertainty could also affect the markets for our products.

Other Income and Expense

     Interest expense and bank charges decreased by $1,061 and $1,519 for the three and nine months ended August 31, 2002, respectively, compared to the same periods last year. The decrease was due to lower levels of interest-bearing debt, in addition to lower interest rates. Equity in income of equity investments increased $148 and decreased $1,551 for the three and nine months ended August 31, 2002, respectively, as compared to the same periods last year. For the three and nine months ended August 31, 2001 and 2002, Audiovox Specialty Applications, LLC represented the majority of equity in income of equity investments. The decrease during the nine months was primarily due to a sales program with one customer that did not renew in 2002. During the second quarter, Toshiba purchased an additional 20% of the Company's subsidiary, ACC, a supplier of wireless products. The Company recognized a gain of $15,825 ($9,811 after provision for deferred taxes) in connection with the issuance of 20% of ACC's shares to Toshiba (See Note 9(b)). Minority interest income increased by $89 and $143 for the three and nine months ended August 31, 2002, respectively, as the percentage of minority interest ownership if ACC increased from 5% to 25% as well as an increase in the net loss of ACC during the periods.

Provision for Income Taxes

     The effective tax (recovery) rate for the three and nine months ended August 31, 2002 was 51.9% and 71.8% compared to last year's 38.1% and (35.4%), respectively, for the comparable periods. During the quarter and nine months ended August 31, 2002, the tax benefit from certain expenses arising during these periods could not be reasonably estimated and additional valuation allowances were recorded for continuing losses in certain states relating to the Wireless segment which resulted in an increase in the Company's annual effective tax rate for these periods.

Liquidity and Capital Resources

     The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. As of August 31, 2002, the Company had working capital (defined as current assets less current liabilities) of $302,848 which included cash of $14,477 compared with working capital of $282,913 at November 30, 2001, which included cash of $3,025. Operating activities provided approximately $79,477, primarily from increases in accounts payable, accrued expenses and other current liabilities and collections of accounts receivable, partially offset by increases in inventory and receivables from vendors. Inventory increased approximately $37,065 primarily in the Electronics Group, as product is being brought in in anticipation of fourth quarter 2002 seasonal sales and to support overall higher sales levels. This was partially offset by a $11,290 decline in Wireless inventory. Investing activities provided approximately $13,335, primarily from the proceeds from the issuance of subsidiary shares, offset by the purchase of certain assets of Code-Alarm, Inc. by Code Systems, Inc. during the second quarter of 2002. Financing activities used approximately $81,196, primarily from net repayments of bank obligations.

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

     Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable and inventory. The

Company's ability to borrow under its credit facility is a maximum aggregate amount of $250,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts. In addition, the Company guarantees the borrowings of one of its equity investees at a maximum of $300.

     The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     At November 30, 2001 and the first quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants. The Company obtained a waiver for the February 28, 2002 violation, which also deleted reference to the pre-tax income covenant for the two consecutive quarters ended May 31, 2002, however, as of the date the Company filed its Form 10-K, the Company had not yet received a waiver for the November 30, 2001 violation related to pre-tax income. Accordingly, bank obligations of $86,525 were classified as a current liability on the accompanying consolidated balance sheet as of November 30, 2001. The Company obtained a waiver on March 22, 2002 for the November 30, 2001 violation. The Company was in compliance with all other covenants as of and for the quarter ended May 31, 2002. In addition, the Company was in compliance with its debt covenants as of and for the quarter ended August 31, 2002. Based upon the anticipated sales of both the Wireless and Electronics Groups, the Company believes that it will not violate its covenants throughout the next year. However, there can be no assurances that the covenants will be met as they are dependent upon the timing of customer acceptance and shipments. While the Company was able to obtain waivers for such violations in 2001 and for the first quarter ended February 28, 2002, there can be no assurance that future negotiations with the lenders would be successful, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with the other credit facilities described below.

     The Company also has revolving credit facilities in Malaysia and Brazil to finance additional working capital needs. The Malaysian credit facility is partially secured by the Company under three standby letters of credit and are payable upon demand or upon expiration of the standby letters of credit. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd. The Brazilian credit facilities are secured by the Company under standby letters of credit and are payable upon demand or upon expiration of the standby letter of credit. There are no covenants under these credit facilities.

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At August 31, 2002, such obligations and commitments are as follows:

                                               Payments Due By Period
                             --------------------------------------------------------
Contractual Cash                        Less than                            After
   Obligations                Total       1 Year    1-3 Years   4-5 Years    5 years
------------------------      -------     ------     ------     -------     -------

Capital lease obligations     $14,345     $  554     $1,665     $ 1,152     $10,974
Operating leases                7,393      2,183      3,703       1,051         456
Long-term debt                  8,120       --         --         8,120        --
Notes payable                   5,550      5,550       --          --          --
                              -------     ------     ------     -------     -------
Total contractual cash
   obligations                $35,408     $8,287     $5,368     $10,323     $11,430
                              =======     ======     ======     =======     =======


                                                 Amount of Commitment
                                                 Expiration per period
                         -------------------------------------------------------
         Other           Total
       Commercial        Amounts           Less than                               Over
      Commitments        Committed         1 Year         1-3 Years    4-5 Years   5 years
      -----------        ---------         --------       ---------    ---------   -------

Lines of credit           $ 3,018          $ 3,018           --          --          --
Standby letters
   of credit                7,934            7,934           --          --          --
Guarantees                    300              300           --          --          --
Commercial
   letters of
   credit                   7,527            7,527           --          --          --
                          -------          -------          -----       -----       -----
Total commercial
   commitments            $18,779          $18,779           --          --          --
                          =======          =======          =====       =====       =====


     The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, the Company evaluates possible acquisitions of, or investments in, businesses that are complementary to those of the Company, which may require the use of cash. The Company believes that its cash, other liquid assets, operating cash flows, credit arrangements and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, including any future capital expenditures planned. In the event that they do not, the Company may require additional funds in the future to support its working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to the Company when required.

Related Party Transactions

     The Company has entered into several related party transactions which are described below.

Leasing Transactions

     During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and chief executive officer, which is the headquarters of the Wireless operation. Payments on the lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8.0%. In connection with the capital lease, the Company paid certain costs on behalf of its principal stockholder and chief executive officer in the amount of $1,301. The advance does not have a specified due date or interest rate. As of August 31, 2002, $800 has been repaid to the Company. Subsequent to August 31, 2002, the remaining balance of $501 was fully repaid by the principal stockholder.

     During 1998, the Company entered into a sale/leaseback transaction with its principal stockholder and chief executive officer for $2,100 of equipment, which has been classified as an operating lease. The lease is a five-year lease with monthly payments of $34. No gain or loss was recorded on the transaction as the book value of the equipment equaled the fair market value.

     The Company also leases certain facilities from its principal stockholder. Rentals for such leases are considered by management of the Company to approximately prevailing market rates. Total lease payments required under the leases aggregate $3,592 and extend to March 31, 2009.

Amounts Due from Officers

     On December 1, 2000, the Company obtained an unsecured note in the amount of $620 for an advance to an officer/director of the Company. The note, which bears interest at the LIBOR rate, to be adjusted quarterly, plus 1.25% per annum, was due, principle and interest, on November 30, 2001. Subsequently, the note was reissued for $651, including accrued interest, under the same terms and repaid during June 2002. In addition, the Company has outstanding notes due from various officers of the Company aggregating $235 as of November 30, 2001 and August 31, 2002, which have been included in other assets on the accompanying consolidated balance sheet. The notes bear interest at the LIBOR rate plus 0.5% per annum. Principle and interest are payable in equal annual installments beginning July 1, 1999 through July 1, 2003. In accordance with the Sarbanes-Oxley Act of 2002, the Company will not alter the terms of the notes and all amounts will be repaid in full on July 1, 2003. In addition, no new notes with officers or directors of the Company will be entered into.

Transactions with Shintom and TALK

     The Company  engages in  transactions  with  Shintom  and TALK  Corporation
(TALK). TALK, which holds world-wide distribution rights for product manufactured by Shintom, has given the Company exclusive distribution rights on all wireless personal communication products for all countries except Japan, China, Thailand and several mid-eastern countries. Through October 2000, the Company held a 30.8% interest in TALK. The Company no longer holds an equity interest in TALK. Transactions with Shintom and TALK include financing arrangements and inventory purchases. At November 30, 2001 and August 31, 2002, the Company had recorded a receivable from TALK in the amount of $265 and $248, respectively, a portion of which is payable with interest, which is reflected in receivable from vendors on the accompanying consolidated financial statements.

Transactions with Toshiba

     On March 31, 1999, Toshiba purchased 5% of the Company's subsidiary, ACC, a supplier of wireless products for $5,000 in cash. The Company then owned 95% of ACC; prior to the transaction ACC was a wholly-owned subsidiary. In February 2001, the Board of Directors of ACC, declared a dividend payable to its shareholders, Audiovox Corporation, a then 95% shareholder, and Toshiba, a then 5% shareholder. ACC paid Toshiba its share of the dividend, which approximated $1,034 in the first quarter of 2001. The dividend equaled 5.0% of ACC's prior year net income. There were no dividends declared during 2002, due to the net loss of ACC during 2001. During the second quarter of 2002, Toshiba purchased an additional 20% ACC. Under the terms of the transaction, Toshiba acquired, in exchange for $23,900 cash, the additional shares of ACC. In addition, Toshiba paid $8,100 in exchange for an $8,100 convertible subordinated note (the Note) due from ACC. The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principle amount shall be due and payable, together with all unpaid interest on May 31, 2007 which will automatically renew for an additional five years. In accordance with the provisions of the Note, Toshiba may, at any time, convert the balance of the Note into additional shares of ACC in order to maintain a 25% maximum interest in ACC. The cost per share of the note is equal to the per share cost for the $23,900 cash payment of 20% of ACC's shares.

     In connection with the transaction, ACC and Toshiba entered into a distribution agreement whereby ACC will be Toshiba's exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico, and all countries in the Caribbean and Central and South America through May 29, 2007. Also, in accordance with the terms of the stockholders agreement, upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement, Toshiba maintains a put right and Audiovox Corp. a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Audiovox's call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five (5) year term.

     Additionally in connection with the transaction, ACC entered into an employment agreement with the President and Chief Executive Officer (the Executive) of ACC through May 29, 2007. Under the agreement, ACC is required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC's annual earnings before income taxes. Audiovox Corp., under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the Executive, to be allocated by the Executive. The bonus was for services previously rendered in connection with the Toshiba purchase of additional shares of ACC, and, accordingly, the bonus has been included in general and administrative expenses in the accompanying statements of operations for the nine months ended August 31, 2002. The Executive was required to utilize all or a portion of the bonus allocated to him to repay the remaining outstanding principal and accrued interest owed by the Executive to the Company pursuant to the unsecured promissory note in favor of Audiovox Corp. During the quarter ended August 31, 2002, the Executive was paid $1,800 less the amount outstanding under the promissory note of $651.

     As a result of the issuance of ACC's shares, the Company recognized a gain of $15,825 ($9,811 after provision for deferred taxes). The gain on the issuance of the subsidiary's shares has been recognized in the accompanying consolidated statements of operations.

     Inventory on hand at November 30, 2001 and August 31, 2002 purchased from Toshiba approximated $99,816 and $113,169, respectively. During the quarter ended November 30, 2001, the Company recorded a receivable in the amount of $4,550 from Toshiba for upgrades that were performed by the Company in 2001 on certain models which Toshiba manufactured. The amount was received in full during the first quarter of 2002. During the three and nine months ended August 31, 2002, the Company recorded receivables from Toshiba aggregating approximately $16,200 and $31,900, respectively, for price protection and software upgrades. As of August 31, 2002, approximately $21,900 was paid.

     At August 31, 2002, the Company had on hand 608,515 units in the amount of $96,184, which were purchased from Toshiba and have been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. Of this accounts payable $61,968 is subject to an arrangement with Toshiba, which provides for, among other things, extended payment terms. The payment terms are such that the payable is non-interest bearing, and the Company is not required to pay for the phones until shipment has been made to the Company's customers. The remaining $34,216 of the $96,184 accounts payable is payable in accordance with the terms established in the distribution agreement, which is 30 days.

     Under the above arrangement, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from Toshiba. The Company will record such price protection, if necessary, at the time of the sale of the units. Subsequent to August 31, 2002, the Company paid $42,811 to Toshiba, although shipment was not yet made to the Company's customers and, therefore, payment was not yet due. The decision to pay Toshiba prior to the due date was made in an effort to enhance its ongoing relationship with Toshiba.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS

143"). SFAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is required to adopt the provisions of SFAS 143 effective December 1, 2002. The Company does not expect the adoption of SFAS 143 to have a significant effect on the Company's results of operations or its financial position.

     In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required to adopt SFAS 144 effective December 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS 144 will have on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Additionally, the Statement requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company is required to adopt the provisions of SFAS No. 145 effective December 1, 2002. The Company does not expect the adoption of SFAS No. 145 to have a significant effect on its results of operations or its financial position.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

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

ITEM 4.         CONTROLS AND PROCEDURES.

     The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report and have concluded that there are no significant deficiencies or material weaknesses. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

     For the third quarter of fiscal 2002, the Company filed one report on Form 8-K dated May 29, 2002 and filed June 6, 2002. This report stated that Toshiba Corporation had increased its minority interest in the Company's wireless subsidiary, Audiovox Communications Corp., to 25% in consideration of $23.9 million in cash and an $8.1 million Subordinated Convertible Note. In addition, the Company reported that it had entered into the Sixth Amendment and Consent to the Fourth Amended and Restated Credit Agreement. Annexed to the Form 8-K as exhibits were the following documents: a press release dated May 29, 2002; a Securities Purchase Agreement; a Distribution Agreement; a Non-Negotiable Subordinated Convertible Promissory Note; an Employment Agreement; a Trademark License Agreement; a Non-Negotiable Demand Note; an Amended and Restated Certificate of Incorporation of Audiovox Communications Corp.; and the Sixth Amendment and Consent to the Fourth Amended and Restated Credit Agreement.

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

                                           AUDIOVOX CORPORATION

                                           By:s/John J. Shalam
                                              --------------------------------
                                                 John J. Shalam
                                                 President and Chief
                                                 Executive Officer

Dated: October 21, 2002

                                           By:s/Charles M. Stoehr
                                              --------------------------------
                                                 Charles M. Stoehr
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                  CERTIFICATION

     In connection with the Quarterly Report on Form 10-Q for the period ended August 31, 2002 (the "Report") of Audiovox Corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof, I, John J. Shalam, the Chief Executive Officer of the Company certify, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



s/John J. Shalam
---------------------------------------
John J. Shalam
President and Chief Executive Officer
October 21, 2002

                                  CERTIFICATION

     In connection with the Quarterly Report on Form 10-Q for the period ended August 31, 2002 (the "Report") of Audiovox Corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof, I, Charles M. Stoehr, the Chief Financial Officer of the Company certify, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



s/Charles M. Stoehr
---------------------------------------
Charles M. Stoehr
Chief Financial Officer
October 21, 2002

                                  CERTIFICATION

I, John J. Shalam, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Audiovox Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and,

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002


s/John J. Shalam
------------------------------------
John J. Shalam,
Chief Executive Officer

                                  CERTIFICATION


I, Charles M. Stoehr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Audiovox Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and,

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002


s/Charles M. Stoehr
---------------------------------------
Charles M. Stoehr
Chief Financial Officer