Form 10-K
period 2002-11-30
AUDIOVOX CORP
filed 2003-06-02
CIK 807707

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           November 30, 2002
Commission file number              0-28839

                              AUDIOVOX CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-1964841
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification Number)

150 Marcus Blvd., Hauppauge, New York                          11788
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (631) 231-7750

Securities registered pursuant to Section 12(b) of the Act:

                            Name of Each Exchange on
   Title of each class:                                Which Registered

Class A Common Stock $.01 par value                     Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.
                                     Yes                      No      X
                                           -----------              -----

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                     Yes       X              No
                                           -----------              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                 --------

The aggregate market value of the common stock held by non-affiliates of the Registrant was $168,886,196 (based upon closing price on the Nasdaq Stock Market on May 30, 2003).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 23, 2003 was:

         Class                                           Outstanding
         -----                                           -----------

         Class A common stock $.01 par value              20,651,374
         Class B common stock $.01 par value               2,260,954

                                TABLE OF CONTENTS

PART I   .........................................................................................................4
         Item 1 - Business........................................................................................4
         Item 2 - Properties.....................................................................................29
         Item 3 - Legal Proceedings..............................................................................29
         Item 4 - Submission of Matters to a Vote of Security Holders............................................30

PART II  ........................................................................................................31
         Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters......................31
         Item 6 - Selected Consolidated Financial Data...........................................................31
         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations..........33
         Item 7a - Quantitative and Qualitative Disclosures About Market Risk....................................67
         Item 8 - Consolidated Financial Statements and Supplementary Data.......................................68
         Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........145

PART III .......................................................................................................145
         Item 10 - Directors and Executive Officers of the Registrant...........................................145
         Item 11 - Executive Compensation.......................................................................145
         Item 12 - Security Ownership of Certain Beneficial Owners and Management...............................150
         Item 13 - Certain Relationships and Related Transactions...............................................152

PART IV  .......................................................................................................153
         Item 14 - Controls and Procedures......................................................................153
         Item 15 - Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8...................153

SIGNATURES......................................................................................................158

SCHEDULE II.....................................................................................................160

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.........................................161


                                     PART I

ITEM 1 - BUSINESS
All tabular presentation is in thousands unless otherwise indicated.

(a)      Restatement of Consolidated Financial Statements

         The Company has restated its consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and for the quarters ended February 28, 2002, May 31, 2002 and August 31, 2002. In addition, the Company has reclassified certain expenses from operating expenses to cost of sales for fiscal 2000 and 2001 and for each of the quarters in the nine months ended August 31, 2002. These restatement adjustments are the result of the misapplication of generally accepted accounting principles.

         The net effect of all of the restatement adjustments is as follows:

                                                                            First         Second         Third
                                                 Fiscal       Fiscal       Quarter       Quarter        Quarter
                                                  2000         2001         2002           2002          2002
                                                 ------       ------       ------         ------        -----
                                                                         (Unaudited)   (Unaudited)    (Unaudited

Increase (decrease) income/(increase)
   decrease (loss) before extraordinary
   item and cumulative effect of a
   change in accounting for negative
   goodwill                                      $ 263      $1,011       $(1,308)       $ (782)         $  751
Increase (decrease) net income/
   (increase) decrease net (loss)                  263       1,011        (1,308)         (782)            751
Increase (decrease) net income/
   (increase) decrease net (loss) per
   common share - diluted                        $0.01      $ 0.05       $ (0.06)       $(0.03)         $ 0.04



The following table provides additional information regarding these restatement adjustments:

          EFFECTS OF RESTATEMENT ADJUSTMENTS ON NET INCOME OR NET LOSS
                                 (IN THOUSANDS)


                                               Increase (Decrease)     (Increase) Decrease    Increase (Decrease)
                                              in Net Income for the    in Net Loss for the   in Net Income for the
                                                Fiscal Year Ended       Fiscal Year Ended      Nine Months Ended
                                                November 30, 2000       November 30, 2001       August 31, 2002
                                                -----------------       -----------------      ----------------
                                                                                                   Unaudited

Restatement adjustments:
Revenue recognition                                 $    (779)               $     779                     -
Timing of revenue                                                                 (15)            $    (103)
Litigation                                                                       (373)                   427
Foreign currency translation                                 -                       -               (1,491)
Inventory pricing                                            -                       -                   420
Sales incentives                                         1,884                     910                   847
Gain on the issuance of subsidiary shares                    -                       -               (1,556)
Operating expense reclassification to cost of
   sales (2)                                               -                       -                     -
                                                --------------          --------------       -------------
    Total adjustment to pre-tax income (loss)            1,105                   1,301               (1,456)
(Provision for) recovery of income taxes                 (842)                   (310)                   204
Minority interest  (1)                                     -                       20                   (87)
                                               ---------------            ------------          ------------
   Total effect on net income (loss)               $      263                $  1,011              $ (1,339)
                                                   ===========               =========             =========

(1) This adjustment reflects the impact of the restatement adjustments on minority interest.

(2) This adjustment represents a reclassification of warehousing and technical support and general and administrative costs (which are components of operating expenses) to cost of sales. This reclassification did not have any effect on previously reported net income or (loss) for any fiscal year or period presented herein.

         See Note 2, "Restatement of Consolidated Financial Statements", of Notes to Consolidated Financial Statements for restatement adjustments to previously reported fiscal years 2000 and 2001 and Note 26, "Unaudited Quarterly Financial Data- As Restated", of Notes to Consolidated Financial Statements for restatement adjustments to previously reported unaudited quarterly consolidated statements of operations data for the quarters ended February 28, 2001 through August 31, 2002 as a result of the restatements and reclassifications.

         The following discussion addresses each of the restatement adjustments and the reclassification adjustment for the corrections of accounting errors. Any references to quarterly amounts are unaudited.

         Revenue recognition. The Company overstated net sales in each of the third and fourth quarters of fiscal 2000 for shipments of product that did not conform to the technical requirements of the customer (i.e., the goods were non-conforming). The Company did not properly evaluate this shipment of non-conforming goods as required in accordance with Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements", which would preclude revenue recognition until the specific performance obligations have been met by the Company. These product shipments resulted in the Company overstating net sales by $19,166 and gross profit by $779 for fiscal 2000. During the first quarter of fiscal 2001, the Company recorded a sales return of this fiscal 2000 non-conforming product sale. The recording of this product return (sales reversal) resulted in the Company understating net sales by $19,166 and gross profit by $779 for fiscal 2001.

         Timing of revenue. During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, the Company (overstated) understated net sales by $(976), $857, $(4,601), $(7,757) and $10,472, respectively, as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers. SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is, in this situation, when the product was delivered to the customer's site). Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer's site. During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, gross profit was overstated (understated) by $34, ($19), $99, $562 and ($535), respectively. During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, operating expenses were overstated (understated) by $0, $0, $17, $136 and ($130), respectively.

         Litigation. During the fourth quarter of fiscal 2001 and each of the first three quarters of fiscal 2002, the Company overestimated its provisions for certain litigation matters, thereby overstating cost of sales by $314, $176, $345 and $457 for each respective quarterly period. Also, the Company understated operating expenses by $497 in the first quarter of fiscal 2002 as a result of not recording a settlement offer in the period the Company offered it.

         During the second, third and fourth quarters of 2001 and the first, second and third quarters of 2002, the Company understated (overstated) operating expenses by $189, $302, $196, $78 and $276 and ($300), respectively as a result of inappropriately deferring costs related to an insurance claim. The Company's insurance company refused to defend the Company against a legal claim made against the Company. The Company took legal action against the insurance company and was unsuccessful. The Company was improperly capitalizing costs that were not probable of recovery.

         Foreign currency translation. During the first three quarters of fiscal 2002, the Company did not properly account for a change in accounting for its Venezuelan subsidiary as operating in a non-highly inflationary economy. In fiscal 2001 and in prior years, Venezuela was deemed to be a highly-inflationary economy in accordance with certain technical accounting pronouncements. Effective January 1, 2002, it was deemed that Venezuela should cease to be considered a highly-inflationary economy, however, the Company did not account for this change. The Company incorrectly recorded the foreign currency translation adjustment in other income rather than as other comprehensive income. As a result, the Company understated other expenses, net, by $1,360 for the first quarter of fiscal 2002, overstated other income, net, by $71 for the second quarter of fiscal 2002 and understated other expenses, net, by $243 for the third quarter of fiscal 2002. Also the Company overstated operating expenses by $41, $54 and $88 for the first, second and third quarters of fiscal 2002, respectively.

         Inventory pricing. During the first three quarters of fiscal 2002, the Company overstated (understated) cost of sales related to an inventory pricing error that occurred at its Venezuelan subsidiary. The Company was not aware of this pricing error until the fourth quarter of fiscal

         2002 and, accordingly, was not properly pricing its inventory at the lower of cost or market in accordance with generally accepted accounting principles. As a result, the Company overstated (understated) cost of sales by $387, ($2) and $35, for the first, second and third quarters of fiscal 2002, respectively.

         Sales incentives. During fiscal 2000 and 2001 and for the nine months ended August 31, 2002, the Electronics segment overestimated accruals for additional sales incentives (other trade allowances) that were not yet offered to its customers. As a result, for fiscal 2000 and 2001 and for the nine months ended August 31, 2002, the Company understated net sales by $1,884, $784 and $292, respectively.

         Furthermore, during fiscal 2001 and for the nine months ended August 31, 2002, the Electronics segment was also not reversing earned and unclaimed sales incentives (i.e., cooperative advertising, market development and volume incentive rebate funds) upon the expiration of the established claim period. As a result, for fiscal 2001 and for the nine months ended August 31, 2002, the Company understated net sales by $126 and $555, respectively.

         Gain on the Issuance of Subsidiary Shares. During the second quarter of fiscal 2002, the Company overstated the gain on issuance of subsidiary shares by $1,735 due to expenses related to this issuance being charged to additional paid in capital. This adjustment also reflects the impact of the other restatement adjustments on the calculation of the gain on the issuance of subsidiary shares of $179 that was originally recorded by the Company in the quarter ended May 31, 2002. As a result, the Company decreased the gain on issuance of subsidiary shares and increased the additional paid in capital by $1,556.

         Income taxes. Income taxes were adjusted for the restatement adjustments discussed above for each period presented.

         The Company also applied income taxes to minority interest amounts during all quarters of fiscal 2000 and 2001, as well as the first three quarters of fiscal 2002. As a result of all these adjustments, the Company overstated (understated) the provision for/recovery of income taxes by $(842), ($310) and $(455) for fiscal 2000, 2001 and the nine months ended August 31, 2002, respectively.

         Operating expense reclassification. The Company reclassified certain costs as operating expenses, which were included as a component of warehousing and technical support and general and administrative costs, which should have been classified as a component of cost of sales. The effect of this reclassification on fiscal 2000 and 2001 was to increase cost of sales and decrease operating expenses by $17,962 and $20,024, respectively. The effect of this reclassification for the nine months ended August 31, 2002 was to understate cost of sales and overstate operating expenses by $15,488. This reclassification did not have any effect on previously reported net income or loss for any fiscal year or period presented herein. This reclassification reduced gross margin by 1.0, 1.6 and 1.9 percentage points for fiscal years November 30, 2000, 2001 and the nine months ended August 31, 2002, respectively.

(b)      General Development of Business

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

         The Company designs and markets a diverse line of products and provides related services throughout the world. These products and services include:

         o    handsets and accessories for wireless communications
         o    mobile entertainment and security products
         o    mobile electronic and accessories products and accessories
         o    consumer electronic products and accessories

         The Company generally markets its products under the well-recognized Audiovox brand name, which it has used for over 38 years. The Company was a pioneer in the wireless industry, selling its first vehicle-installed wireless telephone in 1984 as a natural expansion of its automotive aftermarket products business. The Company's extensive distribution network and its long-standing industry relationships have allowed the Company to benefit from growing market opportunities in the wireless industry and to exploit emerging niches in the consumer electronics business.

         The Company operates in two primary markets:

         o Wireless communications. The Wireless Company (Wireless), which accounts for approximately 66% of revenues, sells wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

         o Mobile and consumer electronics. The Electronics Group (Electronics), which accounts for approximately 34% of revenues, sells autosound, mobile video, mobile electronics and consumer electronics through domestic and international distribution channels primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufacturers
              (OEMs), independent installers of automotive accessories and the U.S. military.

         The business grew significantly in fiscal 2000, primarily because of increased sales of digital handsets, as the market continued to shift to digital technology from analog technology.

         Prior to and including 2000, our wireless business increased as new subscribers came onto the carrier networks as a result of lower price-plans, the shift from analog to digital technologies and the shift from mobile to hand-held portable phones. Since 2000, several factors have affected the Company. New subscriber subscriptions slowed down, the consolidation within our wireless customer base created a more competitive market within a smaller number of customers and there was a slow down in the development of new technologies which slowed consumer demand for one technology to another.

         The Electronics Group has been positively influenced by an increase in the sale of consumer electronic items such as FRS (Family Radio System) Radios and Mobile Video products.

         The following table shows net sales by group and the increase in Electronics sales compared to a decrease in Wireless:


                                                                                                      Percent
                                                                                                       Change
                                        2000                    2001                  2002           2000/2002
                                        ----                    ----                  ----           ---------
                                  As Restated (1)          As Restated (1)
                                  -----------              -----------
                                                          (millions)


Wireless                                $1,394                  $   979               $   727           (47.8)%
Electronics                                276                      298                   373            35.1 %
                                      --------                 --------              --------           -------
      Total                             $1,670                   $1,277                $1,100           (34.1)%
                                        ======                   ======                ======           =======

         (1)   See Note 2 of Notes to Consolidated Financial Statements.

         To remain flexible and limit our research and fixed costs, the Company does not manufacture its products. Instead, the Company has relationships with a broad group of suppliers who manufacture its products. The Company works directly with its suppliers in feature design, development and testing of all of its products and performs certain software installations or upgrades for wireless products and some assembly functions for its electronics products.

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

         Enhance and capitalize on the Audiovox brand name. The Company believes that the "Audiovox" brand name is one of its greatest strengths. During the past 38 years, the Company has invested to establish the Audiovox name as a well-known consumer brand for communications and electronics products. The Company's wireless handsets generally bear the Audiovox brand name or are co-branded with either a wireless carrier or brand name of our supplier. To further benefit from the Audiovox name, the Company continues to introduce new products using its brand name and licenses its brand name for selected consumer products.

         Expand wireless technology offerings to increase market opportunities. The Company intends to continue to offer an array of technologically-advanced wireless products, including the planned introduction of wireless handsets with cameras and enhanced Internet capabilities. The Company's wide selection of wireless products will allow it to satisfy different carrier demands, both domestically and internationally.

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

         Continue to expand international presence. During fiscal 2003, the Company intends to continue to expand its international business, both in the Wireless and Electronics Groups, as it plans to introduce new products compatible with international wireless technologies, such as GSM, CDMA and GPRS and expand the mobile video category.

         Continue to outsource manufacturing to increase operating leverage. One of the key components of the Company's business strategy is outsourcing the manufacturing of its products. This allows the Company to deliver the latest technological advances without the fixed costs associated with manufacturing.

         Continue to provide value-added services to customers and suppliers. The Company believes that it provides key services, such as product design, development and testing, sales support, product repair and warranty and software upgrading, more efficiently than its customers and suppliers could provide for themselves. The Company intends to continue to develop its value- added services as the market evolves and customer needs change.

(c)      Financial Information About Industry Segments

         The Company's industry segments are the Wireless Group and the Electronics Group. Net sales, income before provision for income taxes and total assets attributable to each segment for each of the last three years are set forth in Note 23 of the Company's consolidated financial statements included herein.

(d)      Narrative Description of Business

                                    WIRELESS

         Wireless, which accounts for approximately 66% of the Company's revenues, markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

WIRELESS PRODUCTS AND TECHNOLOGY

         Wireless sells an array of digital handsets, hand-held computing devices and accessories in a variety of technologies, principally CDMA. In fiscal 2000, 2001 and 2002 digital products represented 78%, 89% and 96%, respectively, of Wireless' total unit sales. Wireless generally markets its wireless products under the Audiovox brand name or co-brands its products with its carrier customers, such as Verizon Wireless and Bell Distribution, Inc. or with the brand name of the supplier.

         In addition to handsets, Wireless sells a complete line of accessories that includes batteries, hands-free kits, battery eliminators, cases and data cables. In fiscal 2003, Wireless intends to continue to broaden its digital product offerings and introduce handsets with new features such as wireless handsets with cameras and enhanced Internet capabilities.

WIRELESS MARKETING AND DISTRIBUTION

         Wireless sells wireless products to wireless carriers and the carrier's respective agents, distributors and retailers. In addition, a majority of its handsets are designed to meet carrier specifications. In fiscal 2000, the five largest wireless customers were Verizon Wireless, AllTel Communications, MCI Worldcom, Brightpoint, Inc. and Canadian Mobility. One of these customers accounted for 61.7% of Wireless' net sales for fiscal 2000 and 50.5% of the 2000 consolidated net sales. In fiscal 2001, the five largest wireless customers were Verizon Wireless, PrimeCo Personal Communications LP, Sprint Spectrum LP, Bell Distribution Inc. and Brightpoint, Inc. One of these customers accounted for 44.8% of Wireless' net sales and 35.0% of consolidated net sales for fiscal 2001. In fiscal 2002, the five largest wireless customers were Verizon Wireless, Bell Distribution, Inc., Sprint Spectrum LP, Telus Mobility and AllTel Communications. Three of these customers accounted for 36%, 11% and 10%, respectively, of Wireless' net sales for fiscal 2002. All of these customers represented 71% of Wireless' net sales and 47% of consolidated net sales during fiscal 2002.

         In addition, Wireless promotes its products through trade and consumer advertising, participation at trade shows and direct personal contact by its sales representatives. Wireless also assists wireless carriers with their marketing campaigns by scripting telemarketing presentations, funding co-operative advertising campaigns, developing and printing custom sales literature, logistic services, conducting in-house training programs for wireless carriers and their agents and providing assistance in market development.

         Wireless operates approximately seven retail facilities under the name Quintex. In addition, Wireless licenses the trade name Quintex(R) to ten outlets in selected markets in the United States. Wireless also serves as an agent (in activating cell phone numbers) for the following carriers in selected areas:
Tmobile, Nextel, Suncom, NTelos, AT & T Wireless, Verizon Wireless, Sprint and Sprint Spectrum LP. For fiscal 2002, revenues from Quintex were 6.1% of total Wireless revenues and 4.1% of consolidated revenues.

         Wireless' policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Florida, New York, California , New Jersey, Canada and Netherlands and from leased facilities located in New York and California.

WIRELESS PRODUCT DEVELOPMENT, WARRANTY AND CUSTOMER SERVICE

         Although Wireless does not have its own manufacturing facilities, it works closely with both customers and suppliers in feature design, development and testing of its products. In particular, Wireless:

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

         Wireless' Hauppauge facility is ISO-9001:1994 certified, which requires it to carefully monitor quality standards in all facets of its business.

         Wireless believes customer service is an important tool for enhancing its brand name and its relationship with carriers. In order to provide full service to its customers, Wireless warranties its wireless products to the end-user for periods ranging from up to one year for portable handsets to up to three years for mobile car phones. To support its warranties, Wireless has approximately 1,950 independent warranty centers throughout the United States and Canada and has experienced technicians in its warranty repair stations at its headquarters facility. Wireless has experienced customer service representatives who interact directly with both end-users and its customers. These representatives are trained to respond to questions on handset operation and warranty and repair issues.

WIRELESS SUPPLIERS

         Wireless purchases its wireless products from several manufacturers located in Pacific Rim countries, including Japan, China, South Korea, Taiwan and Malaysia. In selecting its suppliers, Wireless considers quality, price, service, market conditions and reputation. Wireless generally purchases its products under short-term purchase orders and does not enter into long-term contracts with its suppliers. Wireless considers its relations with its suppliers to be good. Wireless believes that alternative sources of supply are currently available, although there could be a time lag and increased costs if it were to have an unplanned shift to a new supplier. Approximately 56% of Wireless' 2002 purchases were from Toshiba, a related party (see Related Party Transaction of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

WIRELESS COMPETITION

         The market for wireless handsets and accessories is highly competitive and is characterized by intense price competition, significant price erosion over the life of a product whose life cycle has continued to shorten, demand for value-added services, rapid technological development and industry consolidation of both customers and manufacturers. Currently, Wireless' primary competitors for wireless handsets include Motorola, Nokia, Kyocera and Samsung.

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

         Wireless' products compete primarily on the basis of value in terms of price, features and reliability. There have been, and will continue to be, several periods of extreme price competition in the wireless industry, particularly when one or more or its competitors has sought to sell off excess inventory by lowering its prices significantly or carriers canceling or modifying sales programs.

         As a result of global competitive pressures, there have been significant consolidations in the domestic wireless industry including:

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

                                ELECTRONICS GROUP

ELECTRONICS INDUSTRY

         The mobile and consumer electronics industry is large and diverse and encompasses a broad range of products. There are many large manufacturers in the industry, such as Sony, RCA, Panasonic, Kenwood, Motorola and JVC, as well as large companies that specialize in niche products. The Electronics Group participates in selected niche markets such as autosound, mobile video, vehicle security and selected consumer electronics.

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

         Mobile electronics products include:

         o autosound products, such as radios, speakers, amplifiers, CD changers and satellite radios
         o mobile video products, including overhead and center console mobile entertainment systems, video cassette players and DVD players
         o   automotive security and remote start systems
         o   automotive power accessories
         o   navigation systems

         Consumer electronics include:

         o   home and portable stereos

        o     FRS two-way radios
        o     LCD televisions

         The Electronics Group markets its products under the Audiovox(R) brand name, as well as several other Audiovox-owned trade names that include Prestige(R), Pursuit(R) and Rampage(TM) and Code Systems, Inc. Sales by the Company's Malaysian, Venezuelan and American Radio subsidiaries fall under the Electronics Group. For the fiscal years ended November 30, 2000, 2001 and 2002, the Electronics Group's sales by product category were as follows:


                                                                                                  Percent
                                                                                                   Change
                                         2000                    2001               2002         2000/2002
                                         ----                    ----               ----         ---------
                                                              (millions)
                                     (As Restate             (As Restated)

Mobile electronics                        $134.6                 $157.7            $229.3              70.4%
Sound                                       77.4                   57.5              56.3             (27.3)
Consumer electronics                        60.5                   80.3              86.5              43.0
Other                                        3.9                    2.2               0.6             (82.1)
                                          ------                 ------            ------            -------
      Total                               $276.4                 $297.7            $372.7              34.9%
                                          ======                 ======            ======            =======

         The increase in Electronic's sales reflects new product introductions in the mobile and consumer electronics categories and a continuing trend in lower sound sales as automakers incorporate full-featured sound systems at the factory instead of as an aftermarket option.

         In the future, the Electronics Group will continue to focus its efforts on new technologies to take advantage of market opportunities created by the digital convergence of data, communications, navigation and entertainment products.

LICENSING

         In the late 1990's, the Company began to license its brand name for use on selected products, such as home and portable stereo systems. Actual sales of licensed products are not included in the Company's sales figures. However, licensed customers have reported sales of $43.6 million in licensed goods in 2002 compared to $24.0 million in 2001 for which the Company received license fees. License sales promote the Audiovox brand name without adding any significant costs. License fees are recognized on a per unit basis upon sale to the end-user and are recorded in other income. License fees in 2002 approximated $922 compared to approximately $500 in 2001.

ELECTRONICS DISTRIBUTION AND MARKETING

         The Electronics Group sells its electronics products to:

       o      mass merchants
       o      chain stores
       o      specialty retailers
       o      distributors
       o      new car dealers

       o      the U.S. military

         The Electronics Group also sells its products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Corporation, Daimler Chrysler, General Motors Corporation and Nissan. OEM projects represent a significant portion of the Electronics Group sales, accounting for approximately 14.0% of the Electronics Group's sales in 2002 versus 17.1% in 2001. These projects require a close partnership with the customer as the Electronics Group develops products to their specific requirements. Three of the largest auto makers, General Motors, Daimler Chrysler and Ford require QS registration for all of their vendors. The Electronics Group's Hauppauge facility is both QS 9000 and ISO 9001 registered. In addition, Audiovox Electronics is Q1 rated for the Ford Motor Company.

         In fiscal 2000, the Electronics Group's five largest customers were Nissan, Wal-Mart, Target, Gulf States Toyota and Circuit City. They represented 21.3% of the Electronics Group's net sales and 3.5% of consolidated net sales. In fiscal 2001, the Electronics Group's five largest customers were Wal-Mart, Target, Ford, KMart and Circuit City. They represented 27.0% of the Electronics Group's net sales and 6.3% of consolidated net sales. In fiscal 2002, the Electronics Group's five largest customers were Circuit City, Target, Walmart, Sam's Wholesale Club and Gulf States Toyota. They represented 25% of the Electronics Group's net sales and 8% of the consolidated net sales.

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

         The Electronics Group has flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, the Electronics Group ships its products within 24 to 48 hours from the receipt of an order. The Electronics Group makes shipments from public warehouses in Virginia, Nevada, Florida, New Jersey, California and Venezuela and from leased facilities located in New York.

ELECTRONICS PRODUCT DEVELOPMENT, WARRANTY AND CUSTOMER SERVICE

         The Electronics Group works closely with its customers and suppliers in the design, development and testing of its products. For the Electronics Group's OEM automobile customers, the Electronics Group performs extensive validation testing to ensure that its products meet the special environmental and electronic standards of the manufacturer. The Electronics Group also performs final assembly of products in its Hauppauge location. The Electronics Group's product development cycle includes:

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

         The Electronics Group Hauppauge facility is QS-9000:1998 / ISO-9001:1994 certified, which requires it to carefully monitor quality standards in all facets of its business.

ELECTRONICS SUPPLIERS

         The Electronics Group purchases its electronics products from manufacturers located in several Pacific Rim countries, including Japan, China, South Korea, Taiwan, Singapore and Malaysia. The Electronics Group also uses several manufacturers in the United States for cruise controls, mobile video and power amplifiers. In selecting its manufacturers, the Electronics Group considers quality, price, service, market conditions and reputation. The Electronics Group maintains buying offices or inspection offices in Taiwan, South Korea, China and Hong Kong to provide local supervision of supplier performance such as price negotiations, delivery and quality control. The Electronics Group generally purchases its products under short-term purchase orders and does not have long-term contracts with its suppliers. The Electronics Group believes that alternative sources of supply are currently available, although there could be a time lag and increased costs if it were to have an unplanned shift to a new supplier.

         The Electronics Group considers relations with its suppliers to be good. In addition, the Electronics Group believes that alternative sources of supply are generally available within 120 days.

ELECTRONICS COMPETITION

         The Electronics Group's business is highly competitive across all of its product lines and competes with a number of well-established companies that manufacture and sell similar products. The Electronics Group's mobile electronics products compete against factory-supplied radios (including General Motors, Ford and Daimler Chrysler), security and mobile video systems . The Electronics Group's mobile electronics products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Motorola and Pioneer. The Electronics Group's consumer electronics product lines compete against major consumer electronic companies, such as JVC, Sony, Panasonic, Motorola, RCA and AIWA. Brand name, design, features and price are the major competitive factors across all of its product lines.

(e)      Financial Information About Foreign and Domestic Operations and Export
         Sales

         The amounts of net sales and long-lived assets, attributable to each of the Company's geographic segments for each of the last three fiscal years are set forth in Note 23 to the Company's consolidated financial statements included herein. During fiscal 2000, 2001 and 2002, the Company exported approximately $246, $215 and $233 million, respectively, in product sales.

TRADEMARKS

         The Company markets products under several trademarks, including Audiovox(R), Prestige(R), Pursuit(R) and Rampage(TM) . The trademark Audiovox(R) is registered in approximately 67 countries. The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products.

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

         The Company's significant joint ventures are:


                                  Percentage          Formation
           Venture                 Ownership             Date                     Function
           -------                 ---------          ---------                   --------
Audiovox Specialized                                                 Distribution of products for van, RV
    Applications                     50.0%               1997            and other specialized vehicles.

Bliss-Tel Company,
    Ltd.                             20.0%               1997        Distribution of wireless products and
                                                                         accessories in Thailand.

EMPLOYEES

         The Company employs approximately 1,000 people. The Company's headcount has been relatively stable for the past several years, but will change based upon economic conditions within the two groups. The Company considers its relations with its employees to be good. No employees are covered by collective bargaining agreements.

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


Name                    Age     Current Position
----                    ---     ----------------

John J. Shalam          69      President, Chief Executive Officer and
                                     Chairman of the Board of Directors

Philip Christopher      54      Executive Vice President and a Director

Charles M. Stoehr       56      Senior Vice President, Chief Financial Officer
                                     and a Director

Patrick M. Lavelle      51      Senior Vice President and a Director

Ann M. Boutcher         52      Vice President, Marketing and a Director

Richard A. Maddia       44      Vice President, IS  and a Director

Paul C. Kreuch, Jr.*    64      Director

Dennis F. McManus*      52      Director

Irving Halevy*          86      Director


*Member of the Audit and Compensation Committees

         John J. Shalam has served as President, Chief Executive Officer and as Director of Audiovox or its predecessor since 1960. Mr. Shalam also serves as President and a Director of most of Audiovox's operating subsidiaries. Mr.Shalam is on the Board of Directors of the Electronics Industry Association and is on the Executive Committee of the Consumer Electronics Association.

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

     Patrick M. Lavelle has been a Vice President of the Company since 1980 and was appointed Senior Vice President in 1991. He was elected to the Board of Directors in 1993. Mr. Lavelle is Chief Executive Officer and President of the Company's subsidiary, Audiovox Electronics Corp. Mr. Lavelle is also a member of the Board of Directors and Executive Committee of the Consumer Electronics Association and serves as Chairmen of its Mobile Electronics Division.

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

         Irving Halevy served on the Board of Directors from 1987 to 1997 and was re-elected to the Board of Directors in 2001. Mr. Halevy is a retired professor of Industrial Relations and Management at Fairleigh Dickinson University where he taught from 1952 to 1986. He was also a panel member of the Federal Mediation and Conciliation Service.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE WIRELESS INDUSTRY.

         The market for wireless handsets and accessories is highly competitive and is characterized by:

         o     intense price competition
         o     shorter product life cycles
         o     significant price erosion over the life of a product
         o     industry consolidation
         o     rapid technological development
         o the demand by wireless carriers for value-added services provided by their suppliers

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

         During the last decade, there have been several periods of extreme price competition, particularly when one or more or our competitors has sought to sell off excess inventory by lowering its prices significantly. In particular, when technologies changed in 2000 from analog to digital, several of our larger competitors lowered their prices significantly to reduce their inventories, which required us to similarly reduce our prices. These price reductions had a material adverse effect on our profitability. There can be no assurance that our competitors will not do this again, because, among other reasons, many of them have significantly greater financial resources than we do and can withstand substantial price competition. Since we sell products that tend to have low gross profit-margins, price competition has had, and may in the future have, a material adverse effect on our financial performance.

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

         Wireless carriers purchase from us, rather than directly from our suppliers, because, among other reasons, we provide added services valued by our customers. In order to maintain our sales levels, we must continue to provide these value-added services at reasonable costs to our carrier-customers and suppliers, including:

         o     product sourcing

         o     product distribution
         o     marketing
         o     custom packaging
         o     warranty support
         o     programming wireless handsets
         o     testing for carrier system acceptance

         Our success depends on the wireless equipment manufacturers, wireless carriers, network operators and resellers continuing to outsource these functions rather than performing them in-house. To encourage the use of our services, we must keep our prices reasonable. If our internal costs of supplying these services increase, we may not be able to raise our prices to pass these costs along to our customers and suppliers. As a result of the consolidations in the telecommunications industry, wireless carriers, which are the largest customers of our wireless business, may attempt to perform these services themselves. Alternatively, our customers and suppliers may transact business directly with each other rather than through us. If our customers or suppliers begin to perform these services internally or do business directly with each other, it could have a material adverse effect on our sales and our profits.

OUR SUCCESS DEPENDS ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL ADVANCES IN THE WIRELESS INDUSTRY.

         Rapid technological change and frequent new product introductions characterize the wireless product market. Our success depends upon our ability to:

         o identify the new products necessary to meet the demands of the wireless marketplace and
         o locate suppliers who are able to manufacture those products on a timely and cost-effective basis.

         As a result of the emergence of the digital market, which resulted in the reduction of selling prices of analog hand-held phones, we recorded analog inventory write-downs to market of $8.2 million and $13.5 million in 2000 and 2001, respectively. These write-downs had a material adverse effect on our profitability. As a result of increasing pricing pressures and a surplus of supply created by other manufacturers also attempting to sell off analog inventories, there was a drop off in demand for analog products. The write down was based upon the drop in demand, as carriers no longer promoted analog product and notified the Company that previous indications for orders of analog phones were no longer viable. Also during 2001, the Company recorded an additional inventory write-down to market of $7,150 associated with older digital products as newer products were being introduced.

         During 2002, Wireless recorded inventory write-downs totaling of $13,823 pertaining to its digital inventory due to more current technological advances in the market. This write-down was made based upon open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from customers based upon the then current negotiations. There can be no assurance that this will not occur again given the emergence of new technologies.

         Since we do not make any of our own products and do not conduct our own research, we cannot assure you that we will be able to source the products that advances in technology require to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Since we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results. (See further discussions in Business Overview Page 37).

WE DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A LARGE PERCENTAGE OF OUR
SALES.

         The wireless industry is characterized by a small number of key customers. In fiscal 2000, 75% of our wireless sales were to five customers, and for 2001 70% of our wireless sales were to five customers. Our five largest customers accounted for 71% of our wireless sales in fiscal 2002, one of which accounted for 36% of our wireless sales in fiscal 2002. The loss of one or more of these customers would have a material impact on our business.

WE DO NOT HAVE LONG-TERM SALES CONTRACTS WITH ANY OF OUR CUSTOMERS.

         Sales of our wireless products are made by written purchase orders and are terminable at will by either party. The unexpected loss of all or a significant portion of sales to any one of our large customers could have a material adverse effect on our performance. Sales of our electronics products are made by purchase order and are terminated at will at the option of either party. We do not have long-term sales contracts with any of our customers. The unexpected loss of all or a significant portion of sales to any one of these customers could result in a material adverse effect on our performance.

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

         Future consolidations could cause us to lose business if any of the new consolidated entities do not perform as they expect to because of integration or other problems. In addition, these consolidations will result in a smaller number of wireless carriers, leading to greater competition in the wireless handset market and may favor one or more of our competitors over us. This could also lead to fluctuations in our quarterly results and carrying value of our inventory. If any of these new entities orders less product from us or elects not to do business with us or changes current pricing in order to compete, it would have a material adverse effect on our business. In fiscal 2002, the five largest wireless customers were Verizon Wireless, Bell Distribution, Inc., Sprint Spectrum LP, Telus Mobility and AllTel Communications. Three customers each accounted for 36%, 11% and 10%, respectively, of Wireless' net sales for fiscal 2002. All of these customers represented 71% of Wireless' net sales and 47% of consolidated net sales during fiscal 2002.

SALES IN OUR ELECTRONICS BUSINESS ARE DEPENDENT ON NEW PRODUCTS AND CONSUMER ACCEPTANCE.

         Our electronics business depends, to a large extent, on the introduction and availability of innovative products and technologies. Significant sales of new products in niche markets, such as FRS two-way radios, known as FRS radios, portable DVD players and mobile video systems, have fueled the recent growth of our electronics business. If we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins will decline.

SINCE WE DO NOT MANUFACTURE OUR PRODUCTS, WE DEPEND ON OUR SUPPLIERS TO PROVIDE US WITH ADEQUATE QUANTITIES OF HIGH QUALITY COMPETITIVE PRODUCTS ON A TIMELY BASIS.

         We do not manufacture our products. We do not have long-term contracts but have exclusive distribution arrangements with certain suppliers. The suppliers can only sell their products through the Company for a given geographic or designated market area. Most of our products are imported from suppliers under short-term purchase orders. Accordingly, we can give no assurance that:

         o     our supplier relationships will continue as presently in effect
         o our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us
         o we will be able to obtain adequate alternatives to our supply sources should they be interrupted
         o if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers
         o exclusive geographic or market area distribution agreements will be renewed

         Because of the increased demand for wireless and consumer electronics products, there have been, and still could be, industry-wide shortages of components. As a result, our suppliers have not been able to produce the quantities of these products that we desire. Our inability to supply sufficient quantities of products that are in demand could reduce our profitability and have a material adverse effect on our relationships with our customers. If any of our supplier relationships were terminated or interrupted, we could experience an immediate or long-term supply shortage, which could have a material adverse effect on us. It is likely that our supply of wireless products would be interrupted before we could obtain alternative products.

BECAUSE WE PURCHASE A SIGNIFICANT AMOUNT OF OUR PRODUCTS FROM SUPPLIERS IN PACIFIC RIM COUNTRIES, WE ARE SUBJECT TO THE ECONOMIC RISKS ASSOCIATED WITH CHANGES IN THE SOCIAL, POLITICAL, REGULATORY AND ECONOMIC CONDITIONS INHERENT IN THESE COUNTRIES.

         We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have experienced significant social, political and economic upheaval over the past several years. Because of the large concentrations of our purchases in Pacific Rim countries, particularly Japan, China, South Korea, Taiwan and Malaysia, any adverse changes in the social, political, regulatory and economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete or face selling price reductions before we can sell our inventory.

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

         For instance, our international sales have been affected by political unrest and currency fluctuation in Venezuela. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

TRADE SANCTIONS AGAINST FOREIGN COUNTRIES OR FOREIGN COMPANIES COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

         As a result of trade disputes, the United States and foreign countries have occasionally imposed tariffs, regulatory procedures and importation bans on certain products, including wireless handsets that have been produced in foreign countries. Trade sanctions or regulatory procedures involving a country in which we conduct a substantial amount of business could have a material adverse effect on our operations. Some of the countries we purchase products from are: China, Japan, South Korea, Taiwan and Malaysia. China and Japan have been affected by such sanctions in the past. In addition, the United States has imposed, and may in the future impose, sanctions on foreign companies for anti-dumping and other violations of U.S. law. If sanctions were imposed on any of our suppliers or customers, it could have a material adverse effect on our operations.

WE MAY NOT BE ABLE TO SUSTAIN OUR RECENT GROWTH RATES OR MAINTAIN PROFIT
MARGINS.

         Sales of our wireless products, a large portion of our business that operates on a high-volume, low-margin basis, have varied significantly over the past several years, from approximately $423 million in fiscal 1998 to approximately $1.4 billion for fiscal 2000 back to approximately $727 million in 2002. Sales of our electronics products also increased significantly from approximately $182 million for fiscal 1998 to approximately $373 million for fiscal 2002. We may not be able to continue to achieve this overall revenue growth rate or maintain profit margins because, among other reasons, of increased competition and technological changes. This can be seen in the decline of our Wireless Group during 2000 from the changeover from analog to digital. In addition, we expect that our operating expenses will continue to increase as we seek to expand our business, which could also result in a reduction in profit margins if we do not concurrently increase our sales proportionately.

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

WE DEPEND HEAVILY ON EXISTING MANAGEMENT AND KEY PERSONNEL AND OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED PERSONNEL.

         Our success depends on the continued efforts of John J. Shalam, Philip Christopher, C. Michael Stoehr and Patrick Lavelle, each of whom has worked with Audiovox for over two decades, as well as our other executive officers and key employees. We only have one employment contract, with Philip Christopher and none with any other executive officers or key employees. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

         In addition, to support our continued growth, we must effectively recruit, develop and retain additional qualified personnel both domestically and internationally. Our inability to attract and retain necessary qualified personnel could have a material adverse effect on our business.

WE ARE RESPONSIBLE FOR PRODUCT WARRANTIES AND DEFECTS.

         Even though we outsource manufacturing, we provide warranties for all of our products for which we have provided an estimated liability. Therefore, we are highly dependent on the quality of our suppliers. The warranties for our electronics products range from 90 days to the lifetime of a vehicle for the original owner. The warranties for our wireless products generally range from one to three years. In addition, if we are required to repair a significant amount of product, the value of the product could decline while we are repairing the product. In particular, in 1998, a software problem caused us to recall a specific line of analog handsets. After a $1 million reimbursement from the manufacturer for warranty costs, this recall resulted in a net pre-tax charge of $6.6 million to cover the decline in the selling price of the product during the period we were repairing the handsets. We cannot assure you that we will not have similar problems in the future.

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

         We cannot assure you that we would be able to raise additional capital on favorable terms, if at all. If we could not obtain sufficient funds to meet our capital requirements, we would have to curtail our business plans. We may also raise funds to meet our capital requirements by issuing additional equity, which could be dilutive to our stockholders, though there can be no assurance that we would be able to do this.

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

         If our business needs require us to take on additional debt, secure financing or make significant capital expenditures or acquisitions, and we are unable to comply with these restrictions, we would be forced to negotiate with our lenders to waive these covenants or amend the terms of our credit facility. At May 31, 2001, November 30, 2001 and 2002, and the first quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants. Furthermore, as of

November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company's fiscal year-end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company's quarter end. The Company received a waiver for the November 30, 2001 pre-tax income violation subsequent to its issuance of the November 30, 2001 financial statements. In addition, the Company received waivers for the May 31, 2001 and February 28, 2002 violations.

         The Company has not received waivers for the November 30, 2002 violation of a particular pre-tax income covenant or delivery of audited financial statements 90 days after the Company's fiscal year-end. Accordingly, as of November 30, 2001 and 2002, the Company's outstanding domestic obligations of $86,525 and 36,883, have been classified as current on the accompanying consolidated financial statements, respectively. Management is in the process of requesting a waiver for the November 30, 2002 and February 28, 2003 violations. While the Company was able to obtain waivers for such violations in 2001 and the first quarter ended February 28, 2002, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in bank obligations outstanding at May 15, 2003 of $0. This credit agreement has no cross covenants with the other credit facilities described below.

         Achieving pre-tax income is significantly dependant upon the timing of customer acceptance of new technologies, customer demand and the ability of our vendors to supply sufficient quantities to fulfill anticipated customer demand, among other factors.

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

OUR SECURITIES WILL CONTINUE TO BE LISTED ON THE NASDAQ NATIONAL MARKET PURSUANT TO EXCEPTIONS.

         Following the Company's hearing with the NASDAQ related to its late filing of its annual and quarterly report with the SEC, the Company was notified that it must become timely in its filings and continue in the future to be timely to insure its continued listing on The Nasdaq National Market.


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

ITEM 2 - PROPERTIES

         As of November 30, 2002, the Company leased a total of twenty-six operating facilities located in eleven states. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease. Wireless utilizes ten of these facilities located in California, New York, Virginia, Pennsylvania and Canada. The Electronics Group utilizes 16 of these facilities located in California, Florida, Georgia, Massachusetts, New York, Ohio, Tennessee, Texas and Michigan. These facilities serve as offices, warehouses, distribution centers or retail locations for both Wireless and Electronics. Additionally, the Company utilizes public warehouse facilities located in Norfolk, Virginia and Sparks, Nevada for its Electronics Group and in Miami, Florida, Toronto, Canada, Farmingdale, New York, Rancho Dominguez, California and Tilburg, Netherlands for its Wireless Group. The Company also leases facilities in Venezuela for its Electronics Group.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is currently, and has in the past been, a party to routine litigation incidental to its business. From time to time, the Company receives notification of alleged violations of registered patent holders' rights. The Company has either been indemnified by its manufacturers in these matters, obtained the benefit of a patent license or has decided to vigorously defend such claims. On November 6, 2002, Audiovox Electronics Corporation ("AEC") was served with a summons and complaint in an action for patent infringement that was instituted by Nissho Iwai American Corporation against AEC in the United State District Court for the Southern District of New York. The complaint seeks equitable relief and damages for alleged infringement of a patent. AEC has meritorious defenses to this claim and has decided to vigorously defend this action. However, the Company cannot be certain of the outcome of this matter.

         Subsequent to November 30, 2002, the Company and Audiovox Communications Corp. ("ACC"), along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with FCC ordered emergency 911 call processing capabilities. There are various procedural motions pending and no discovery has been conducted to date. These lawsuits have been consolidated and transferred to the United States District Court for the Northern District of Illinois. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

         In July 2002, Audiovox Communications Corp. instituted suit against Northcoast Communications, LLC in the Supreme Court of the State of New York, County of Suffolk seeking recovery of the sum of

$1,818 as the balance due it for cellular telephones sold and delivered. In its answer Northcoast interposed counterclaims including fraud, negligent misrepresentation and breach of contract seeking damages in excess of $10,000. The parties have recently served discovery demands and no depositions have been taken to date. Based on discussions with management and review of Audiovox's documents, Northcoast's counterclaims appear to be without merit and interposed to avoid payment of the underlying indebtedness.

         The Company is the subject of an administrative agency investigation involving alleged reimbursement of a fixed nominal amount of federal campaign contributions during the years 1995 through 1996. The Company has fully cooperated with the investigation and believes that it has committed no wrongdoing.

         The Company had previously reported that during 2001, ACC, along with other suppliers, manufacturers and distributors as well as wireless carriers of hand-held wireless telephones had been named as a defendant in five state court class action lawsuits (Pinney, Farina, Gilliam, Gimpelson and Naquin) alleging damages relating to risk of exposure to radio frequency radiation from the wireless telephones. These lawsuits were removed to their respective federal district courts and thereafter consolidated and transferred to a federal Multi-District Litigation Panel before the United States District Court for the District of Maryland. On March 5, 2003, Judge Catherine C. Blake of the United States District Court for the District of Maryland granted the defendants' consolidated motion to dismiss these complaints. Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit. It is anticipated that the appeal will be heard in late 2003 or early 2004.

         The Company does not expect the outcome of any pending litigation, separately and in the aggregate, to have a material adverse effect on its business, consolidated financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Summary of Stock Prices and Dividend Data

         The Class A Common Stock of Audiovox are traded on the Nasdaq Stock Market under the symbol VOXX. No dividends have been paid on the Company's common stock. The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and Capital Resources of Management's Discussion and Analysis). There are approximately 566 holders of record of our Class A Common Stock and four holders of Class B Convertible Common Stock.

Class A Common Stock
                                                              Average
                                                               Daily
                                                              Trading
Fiscal Period                High               Low            Volume
-------------                ----               ---            ------

2001
   First Quarter             14.13              7.38          373,083
   Second Quarter            12.13              7.28          162,019
   Third Quarter             12.10              8.37           82,509
   Fourth Quarter             9.39              5.90          105,022

2002
   First Quarter              8.25              6.00          117,420
   Second Quarter             8.93              6.50           82,356
   Third Quarter              9.05              5.95           91,708
   Fourth Quarter            11.53              6.30           71,940


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statements of operations data for each of the five fiscal years in the period ended November 30, 2002, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements (in thousands except per share data).

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Event" and Note 2, "Restatement of Consolidated Financial Statements", and Note 26, "Unaudited Quarterly Financial Data - As Restated" of Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and restated unaudited quarterly data for fiscal quarters during the years ended November 30, 2000 and 2001 and the fiscal 2002 quarters ended February 28, 2002, May 31, 2002 and August 31, 2002, respectively. The Company did not restate fiscal years ended November 30, 1998 and 1999 as any restatement amounts applicable to those years were not material and were recorded in 2000.


                                                                     Years Ended November 30,
                                         --------------------------------------------------------------------------------
                                             1998            1999            2000              2001             2002
                                             ----            ----            ----              ----             ----
                                                                           As Restated     As Restated
                                                                           -----------     -----------

Consolidated  Statement of
     Operations Data

Net sales (1)(2)                              $606,108      $1,149,537        $1,670,291       $1,276,591      $1,100,382
Net income (loss) before
   extraordinary item and cumulative
   effect of a change in accounting
   for negative goodwill                         2,972          27,246            25,303          (7,198)        (14,280)
Extraordinary item                                   -               -             2,189                -               -
Cumulative effect of a change in
   accounting for negative goodwill                  -               -                 -                -             240
Net income (loss)                                2,972          27,246            27,492          (7,198)        (14,040)
Net income (loss) per common share
   before extraordinary item and
   cumulative effect:
   Basic                                          0.16            1.43              1.19           (0.33)          (0.65)
   Diluted                                        0.16            1.39              1.12           (0.33)          (0.65)
Net income (loss) per common share:
   Basic                                          0.16            1.43              1.29           (0.33)          (0.64)
   Diluted                                        0.16            1.39              1.22           (0.33)          (0.64)

Consolidated Balance Sheet Data

Total assets                                  $287,816      $  486,220         $ 517,586        $ 544,497       $ 551,235
Working capital                                160,609         272,081           305,369          284,166         292,687
Long-term obligations, less current
   installments                                 33,724         122,798            23,468           10,040          18,250
Stockholders' equity                           177,720         216,744           330,766          323,220         309,513


(1)      Effective March 1, 2002, the Company adopted Emerging Issues Task Force
         (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer". Upon adoption of this Issue, the Company reclassified its sales incentives offered to its customers from selling expenses to net sales. For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

(2) In fiscal 2001, the Company adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company has reclassified such billed amounts, which were previously netted in cost of sales, to net sales. Gross profit has remained unchanged by this adoption. For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

         This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "may," "believe," "estimate," "expect," "plan," "intend," "project," "anticipate," "continues," "could," "potential," "predict" and similar expressions may identify forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events, activities or developments. The Company's actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:

         o growth trends in the wireless, automotive, mobile and consumer electronic businesses
         o technological and market developments in the wireless, automotive, mobile and consumer electronics businesses
         o      liquidity
         o      availability of key employees
         o      expansion into international markets
         o      the availability of new consumer electronic products

         These forward-looking statements are subject to numerous risks, uncertainties and assumptions about the Company including, among other things:

         o      the ability to keep pace with technological advances
         o impact of future selling prices on Company profitability and inventory carrying value
         o significant competition in the wireless, automotive and consumer electronics businesses
         o      quality and consumer acceptance of newly introduced products
         o      the  relationships with key suppliers
         o      the relationships with key customers
         o      possible increases in warranty expense
         o      the loss of key employees
         o      foreign currency risks
         o      political instability
         o      changes in U.S. federal, state and local and foreign laws
         o      changes in regulations and tariffs
         o      seasonality and cyclicality
         o      inventory obsolescence and availability
         o consolidations in the wireless and retail industries, causing a decrease in the number of carriers and retail stores that carry our products
         o      changes in global or local economic conditions

Restatement of Consolidated Financial Statements

         The Company has restated its consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and for the quarters ended February 28, 2002, May 31, 2002 and August 31, 2002. In addition, the Company has reclassified certain expenses from operating expenses to cost of sales for fiscal 2000 and 2001 and for each of the quarters in the nine months ended August 31, 2002. These restatement adjustments are the result of the misapplication of generally accepted accounting principles.

         The net effect of all of the restatement adjustments is as follows:


                                                                            First         Second         Third
                                                 Fiscal       Fiscal       Quarter       Quarter        Quarter
                                                  2000         2001         2002           2002          2002
                                                 ------       ------       ------         ------        -----
                                                                         (Unaudited)   (Unaudited)    (Unaudited)

Increase (decrease) income/(increase)
   decrease (loss) before extraordinary item
   and cumulative effect of a change in
   accounting for negative goodwill               $ 263      $1,011       $(1,308)       $ (782)         $  751
Increase (decrease) net income
   (increase) decrease net (loss)                   263       1,011        (1,308)         (782)            751
Increase (decrease) net income/
   (increase) decrease net (loss) per
   common share - diluted                         $0.01      $ 0.05       $ (0.06)       $(0.03)         $ 0.04

The following table provides additional information regarding these restatement adjustments:

          EFFECTS OF RESTATEMENT ADJUSTMENTS ON NET INCOME OR NET LOSS
                                 (IN THOUSANDS)


                                               Increase (Decrease)     (Increase) Decrease    Increase (Decrease)
                                              in Net Income for the    in Net Loss for the   in Net Income for the
                                                Fiscal Year Ended       Fiscal Year Ended      Nine Months Ended
                                                November 30, 2000       November 30, 2001       August 31, 2002
                                                -----------------       -----------------      ----------------
                                                                                                  Unaudited

Restatement adjustments:
Revenue recognition                                  $    (779)               $   779                     -
Timing of revenue                                                                 (15)            $    (103)
Litigation                                                                       (373)                  427
Foreign currency translation                                 -                       -               (1,491)
Inventory pricing                                            -                       -                  420
Sales incentives                                         1,884                     910                  847
Gain on the issuance of subsidiary shares                    -                       -               (1,556)
Operating expense reclassification to cost of
   sales (2)                                                 -                       -                    -
                                                    ----------                --------              --------
    Total adjustment to pre-tax income (loss)            1,105                   1,301               (1,456)
(Provision for) recovery of income taxes                  (842)                   (310)                 204
Minority interest  (1)                                       -                      20                  (87)
                                                    ----------                --------              --------
   Total effect on net income (loss)                $      263                $  1,011              $ (1,339)
                                                    ==========                ========              ========

(1) This adjustment reflects the impact of the restatement adjustments on minority interest.

(2) This adjustment represents a reclassification of warehousing and technical support and general and administrative costs (which are components of operating expenses) to cost of sales. This reclassification did not have any effect on previously reported net income or (loss) for any fiscal year or period presented herein.

         See Note 2, "Restatement of Consolidated Financial Statements", of Notes to Consolidated Financial Statements for restatement adjustments to previously reported fiscal years 2000 and 2001 and Note 26, "Unaudited Quarterly Financial Data- As Restated", of Notes to Consolidated Financial Statements for restatement adjustments to previously reported unaudited quarterly consolidated statements of operations data for the quarters ended February 28, 2001 through August 31, 2002 as a result of the restatements and reclassifications.

         The following discussion addresses each of the restatement adjustments and the reclassification adjustment for the corrections of accounting errors. Any references to quarterly amounts are unaudited.

         Revenue recognition. The Company overstated net sales in each of the third and fourth quarters of fiscal 2000 for shipments of product that did not conform to the technical requirements of the customer (i.e., the goods were non-conforming). The Company did not properly evaluate this shipment of non-conforming goods as required in accordance with Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements", which would preclude revenue recognition until the specific performance obligations have been met by the Company. These product shipments resulted in the Company overstating net sales by $19,166 and gross profit by $779 for fiscal 2000. During the first quarter of fiscal 2001, the Company recorded a sales return of this fiscal 2000 non-conforming product sale. The recording of this product return (sales reversal) resulted in the Company understating net sales by $19,166 and gross profit by $779 for fiscal 2001.

         Timing of revenue. During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, the Company (overstated) understated net sales by $(976), $857, $(4,601), $(7,757) and $10,472, respectively, as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers. SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is, in this situation, when the product was delivered to the customer's site). Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer's site. During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, gross profit was overstated (understated) by $34, ($19), $99, $562 and ($535), respectively. During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, operating expenses were overstated (understated) by $0, $0, $17, $136 and ($130), respectively.

         Litigation. During the fourth quarter of fiscal 2001 and each of the first three quarters of fiscal 2002, the Company overestimated its provisions for certain litigation matters, thereby overstating cost of sales by $314, $176, $345 and $457 for each respective quarterly period. Also, the Company understated operating expenses by $497 in the first quarter of fiscal 2002 as a result of not recording a settlement offer in the period the Company offered it.

         During the second, third and fourth quarters of 2001 and the first, second and third quarters of 2002, the Company understated (overstated) operating expenses by $189, $302, $196, $78 and $276 and ($300), respectively as a result of inappropriately deferring costs related to an insurance claim. The Company's insurance company refused to defend the Company against a legal claim made against the Company. The Company took legal action against the insurance company and was unsuccessful. The Company was improperly capitalizing costs that were not probable of recovery.

         Foreign currency translation. During the first three quarters of fiscal 2002, the Company did not properly account for a change in accounting for its Venezuelan subsidiary as operating in a non-highly inflationary economy. In fiscal 2001 and in prior years, Venezuela was deemed to be a highly-inflationary economy in accordance with certain technical accounting pronouncements. Effective January 1, 2002, it was deemed that Venezuela should cease to be considered a highly-inflationary economy, however, the Company did not account for this change. The Company incorrectly recorded the foreign currency translation adjustment in other income rather than as other comprehensive income. As a result, the Company understated other expenses, net, by $1,360 for the first quarter of fiscal 2002, overstated other income, net, by $71 for the second quarter of fiscal 2002 and understated other expenses, net, by $243 for the third quarter of fiscal 2002. Also the Company overstated operating expenses by $41, $54 and $88 for the first, second and third quarters of fiscal 2002, respectively.

         Inventory pricing. During the first three quarters of fiscal 2002, the Company overstated (understated) cost of sales related to an inventory pricing error that occurred at its Venezuelan subsidiary. The Company was not aware of this pricing error until the fourth quarter of fiscal 2002 and, accordingly, was not properly pricing its inventory at the lower of cost or market in accordance with generally accepted accounting principles. As a result, the Company overstated (understated) cost of sales by $387, ($2) and $35, for the first, second and third quarters of fiscal 2002, respectively.

         Sales incentives. During fiscal 2000 and 2001 and for the nine months ended August 31, 2002, the Electronics segment overestimated accruals for additional sales incentives (other trade allowances) that were not offered to its customers. As a result, for fiscal 2000 and 2001 and for the nine months ended August 31, 2002, the Company understated net sales by $1,884, $784 and $292, respectively.

         Furthermore, during fiscal 2001 and for the nine months ended August 31, 2002,the Electronics segment was also not reversing earned and unclaimed sales incentives (i.e., cooperative advertising, market development and volume incentive rebate funds) upon the expiration of the established claim period. As a result, for fiscal 2001 and for the nine months ended August 31, 2002, the Company understated net sales by $126 and $555, respectively.

         Gain on the Issuance of Subsidiary Shares. During the second quarter of fiscal 2002, the Company overstated the gain on issuance of subsidiary shares by $1,735 due to expenses related to this issuance being charged to additional paid in capital. This adjustment also reflects the impact of the other restatement adjustments on the calculation of the gain on the issuance of subsidiary shares of $179 that was originally recorded by the Company in the quarter ended

         May 31, 2002. As a result, the Company decreased the gain on issuance of subsidiary shares and increased the additional paid in capital by $1,556.

         Income taxes. Income taxes were adjusted for the restatement adjustments discussed above for each period presented.

         The Company also applied income taxes to minority interest amounts during all quarters of fiscal 2000 and 2001, as well as the first three quarters of fiscal 2002. As a result of all these adjustments, the Company overstated (understated) the provision for/recovery of income taxes by $(842), ($310) and $(455) for fiscal 2000, 2001 and the nine months ended August 31, 2002, respectively.

         Operating expense reclassification. The Company reclassified certain costs as operating expenses, which were included as a component of warehousing and technical support and general and administrative costs, which should have been classified as a component of cost of sales. The effect of this reclassification on fiscal 2000 and 2001 was to increase cost of sales and decrease operating expenses by $17,962 and $20,024, respectively. The effect of this reclassification for the nine months ended August 31, 2002 was to understate cost of sales and overstate operating expenses by $15,488. This reclassification did not have any effect on previously reported net income or loss for any fiscal year or period presented herein. This reclassification reduced gross margin by 1.0, 1.6 and 1.9 percentage points for fiscal years November 30, 2000, 2001 and the nine months ended August 31, 2002, respectively.

Business Overview

         The Company markets its products under the Audiovox brand name as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. Wireless consists of Audiovox Communications Corp. (ACC), a 75%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and carriers overseas. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service. Quintex also receives residual fees and activation commissions from the carriers. Residuals are paid by the carriers based upon a percentage of usage of customers activated by Quintex for a period of time (1-5 years). Quintex also sells a small volume of electronics products not related to wireless which are categorized as "other".

         The Electronics Group consists of three wholly-owned subsidiaries:
Audiovox Electronics Corporation (AEC), American Radio Corp. and Code Systems, Inc. (Code) and three majority-owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets, both domestically and internationally, automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios, in-vehicle video systems, flat-screen televisions, DVD players and navigation systems. Sales are made through an extensive distribution network of mass merchandisers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis. American Radio Corp. is also involved on a limited basis in the wireless marketplace. Wireless related sales are categorized as "other".

         The Company allocates interest and certain shared expenses, including treasury, legal, human resources and information systems, to the marketing groups based upon both actual and estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.

         From fiscal 1998 through 2002, several major events and trends have affected the Company's results and financial conditions.

         Wireless increased its handset sales from 3.3 million units in fiscal 1998 to an all-time high of 8.9 million units in fiscal 2000 as a result of the introduction of digital technology, reduced cost of service plans and expanded feature options which attracted more subscribers to the carriers systems. During 2001 through 2002, as a result of the change in technology from analog to digital, the consolidation of our carrier customer base and increased price competition from our competitors, the Company's overall wireless growth was impacted. Further during this period, the addition of several new competitors had an effect on the Company's sales. These factors resulted in a reduction of our net sales to 5.0 million units in 2002. This overall trend in our wireless business from 1998 was impacted by:

         o the introduction of digital technology, which has allowed carriers to significantly increase subscriber capacity
         o     reduced cost of service and expanded feature options
         o     consolidation of carrier customers
         o     price competition
         o     increased competition

         In fiscal 2000, 2001 and 2002, the Company recorded inventory write-downs to market of $8,152, $20,650 and $13,823, respectively. These write-downs were primarily due to increased pricing pressures, competition and changing technologies. Wireless' gross profit margins were negatively impacted by 0.6, 2.1 and 1.8 percentage points, respectively, as a result of these write-downs. This trend of competition, price erosion, and changing technologies will continue to affect the overall wireless business segment.

         In fiscal 2000, 2001 and 2002, Wireless recorded $8,265, $12,555 and $3,216, respectively, into income due to reversals of previously established sales incentive accruals. Wireless' gross profit margins were positively impacted by 0.6, 1.3 and 0.4 percentage points, respectively, as a result of these reversals. See further discussion in critical accounting policies.

         Sales by the Electronics Group were $175.1 million in 1998 and $372.7 million in 2002. During this period, the Company's sales were impacted by the following items:

         o the growth of our consumer electronic products business from $11.7 million in fiscal 1998 to $86.5 million in fiscal 2002 was a result of the introduction of new consumer goods
         o the introduction of mobile video entertainment systems and other new technologies
         o     growth of OEM business

         Both of the Company's segments, Electronics and Wireless, are influenced by the introduction of new products and changes in technology (see Cautionary Factors That May Affect Future Results: Our success depends on our ability to keep pace with technological advances in the wireless industry).

         During fiscal 2002, the Company introduced several new products in our Electronics segment, which included an extended line of portable DVD products for the consumer market, new flat panel TV's and satellite radios. In our Wireless group, the technology has evolved to new 1X technology, color view screens for the phones, PDA's with built-in wireless capabilities and certain 1X phones have the availability to utilize the new GPS locator systems. As a result of the continuous introduction of new products, the Company must sell existing older models prior to new product introduction or the value of the inventory may be impacted (See Critical Accounting Policies - Inventory, MD&A Discussions).

         Gross margins in the Company's electronics business have decreased to 16.1% for fiscal 2002 from 20.5% in 1998 due, in part, to a change in the product mix, partially offset by higher margins in mobile video products, other new technologies and products and the growth of the international business.

         In fiscal 2000, 2001 and 2002, Electronics recorded $0, $132 and $588, respectively, into income upon the expiration of unclaimed sales incentive accruals. Electronics' gross profit margins were positively impacted by 0.0, 0.1 and 0.2 percentage points, respectively, as a result of this.

         The Company's total operating expenses have increased at a slower rate than sales since 1998. Total operating expenses were $70.5 million in 1998 and $88.6 million in 2002. The Company has invested in management information systems and its operating facilities to increase its efficiency.

         During the period 1998 to 2002, the Company's financial position was improved by the 2.3 million share follow-on offering in which the Company received $96.6 million net proceeds and the sale of 25% of its previously 100%-owned subsidiary, ACC, to Toshiba for $27.2 million.

         All financial information, except share and per share data, is presented in thousands.

Critical Accounting Policies and Estimates

General

         The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates and assumptions, which can be subjective and complex, affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ from such estimates and assumptions. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

         The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Any customer acceptance provisions are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of product from the Company's customers. The Company does accept returns of products, if properly requested, authorized, and approved by the Company. The Company records an estimate of returns of products returned by its customers. Management continuously monitors and tracks such product returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. The Electronic segment's selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates. The Wireless segment has sales agreements with certain customers that provide for a rebate of the selling price if the particular product is subsequently sold at a lower price. The Wireless segment records an estimate of the rebate at the time of sale.

Accounts Receivable

         The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company's reserve for estimated credit losses at November 30, 2002 was $6,829. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Since the Company's accounts receivable is concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivables and future operating results.

Sales Incentives

         Both of the Company's segments, Wireless and Electronics, offer sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds and (3) volume incentive rebates. The Electronics segment also offers other trade allowances to its customers. The terms of the sales incentives vary by customer and are offered from time to time. Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require the customer to claim the sales incentive within a certain time period. Although all sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period"), the Wireless segment historically has settled sales incentives claimed after the claim period has expired if a customer demands payment. The sales incentive liabilities are settled either by the customer claiming a deduction against an outstanding account receivable owed to the Company by the customer or by the customer requesting a check from the Company. The Company is unable to demonstrate that an identifiable benefit of the sales incentives has been received as such, all costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs offered by the Company and the related accounting policies:

         Co-operative advertising allowances are offered to customers as reimbursement towards their costs for print or media advertising in which our product is featured on its own or in conjunction with other companies' products (e.g., a weekly advertising circular by a mass merchant). The amount offered is either based upon a fixed percentage of the Company's sales revenue or is a fixed amount per unit sold to the customer during a specified time period. Market development funds are offered to customers in connection with new product launches or entering into new markets. Those new markets can be either new geographic areas or new customers. The amount offered for new product launches is based upon a fixed percentage of the Company's sales revenue to the customer or is a fixed amount per unit sold to the customer during a specified time period. The Company accrues the cost of co-operative advertising allowances and market development funds at the later of when the customer purchases our products or when the sales incentive is offered to the customer.

         Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of the Company's sales revenue to the customer or is a fixed amount per unit sold to the customer. Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. The customer's achievement of the sales threshold and consequently the measurement of the total rebate for the Wireless segment cannot be reasonably estimated. Accordingly, the Wireless segment recognizes a liability for the maximum potential amount of the rebate with the exception of certain volume incentive rebates that include very aggressive tiered levels of volume purchases, as the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund on a program by program basis are recognized. The Electronics segment makes an estimate of the ultimate amount of the rebate their customers will earn based upon past history with the customer and other facts and circumstances. The Electronics segment has the ability to estimate these volume incentive rebates, as there does not exist a relatively long period of time for a particular rebate to be claimed, the Electronics segment does have historical experience with these sales incentive programs and the Electronics segment does have a large volume of relatively homogenous transactions. Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

         With respect to the accounting for co-operative advertising allowances, market development funds and volume incentive rebates, there was no impact upon the adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)", as the Company's accounting policy prior to March 1, 2002 was consistent with its accounting policy after the adoption of EITF 01-9.

         Other trade allowances are additional sales incentives that the Company provides to the Electronics segment customers subsequent to the related revenue being recognized. In accordance with EITF 01-9, the Company records the provision for these additional sales incentives at the later of when the sales incentive is offered or when the related revenue is recognized. Such additional sales incentives are based upon a fixed percentage of the selling price to the customer, a fixed amount per unit, or a lump-sum amount.

         For the fiscal years ended November 30, 2000, 2001 and 2002, reversals of previously established sales incentive liabilities amounted to $9,348, $14,369 and $4,716, respectively. These reversals include unearned sales incentives and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates for both segments are reversed into income in the period when the customer did not purchase the required minimum quantities of product during the specified time. Unearned sales incentives for fiscal years ended November 30, 2000, 2001 and 2002 amounted to $4,167, $9,051 and $1,354, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment of the earned sales incentive from the Company. Unclaimed sales incentives for fiscal years ended November 30, 2000, 2001 and 2002 amounted to $5,181, $5,318 and $3,362, respectively.

         The accrual for earned but unclaimed sales incentives is reversed by Wireless only when management is able to conclude, based upon an individual judgment of each sales incentive, that it is remote that the customer will claim the sales incentive. The methodology applied for determining the amount and timing of reversals for the Wireless segment is disciplined, consistent and rational. The methodology is not systematic (formula based), as the Company makes an estimate as to when it is remote that the sales incentive will not be claimed. Reversals by the Wireless segment of unclaimed sales incentives have historically occurred in varying periods up to 12 months after the recognition of the accrual. In deciding on whether to reverse the sales incentive liability into income, the Company makes an assessment as to the likelihood of the customer ever claiming the funds after the claim period has expired and considers the specific facts and circumstances pertaining to the individual sales incentive. The factors considered by management in making the decision to reverse accruals for unclaimed sales incentives include (i) past practices of the customer requesting payments after the expiration of the claim period; (ii) recent negotiations with the customer for new sales incentives; (iii) subsequent communications with the customer with regard to the status of the claim; and
(iv) recent activity in the customer's account.

         The Electronics segment reverses earned but unclaimed sales incentives upon the expiration of the claim period. The Company believes that the reversal of earned but unclaimed sales incentives for Electronics upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. For the Electronics segment, the majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year-end and the claim period expires one year from the end of the program.

         The accrual for sales incentives at November 30, 2001 and 2002 was $8,474 and $12,151, respectively. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers of offered and accepted sales incentives, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results.

Inventories

         The Company values its inventory at the lower of the actual cost to purchase and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from customers based upon the then current negotiations. As demonstrated in recent years, demand for the Company's products can fluctuate significantly. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, the Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In such situations, the Company generally does not obtain price protection from its vendors, however, on occasion, the Company has received price protection which reduces the cost of inventory. Since price protection reduces the cost of inventory, as the Company sells the inventory for which it has received price protection, the amount is reflected as a reduction to cost of sales. There can be no assurances that the Company will be successful in negotiating such price protection from its vendors in the future.

         The Company has, on occasion, performed upgrades on certain inventory on behalf of its vendors. The reimbursements the Company receives to perform these upgrades are reflected as a reduction to the cost of inventory and is recognized as a reduction to cost of sales as the related inventory is sold. Additionally, the Company's estimates of excess and obsolete inventory may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and its reported operating results. During the year ended November 30, 2002, the Company recorded inventory write-downs to market of $13,823 as a result of the recent reduction of selling prices primarily related to digital hand-held phones and other wireless products in anticipation and the introduction of new digital technologies as well as the overall decrease in demand for wireless products. At November 30, 2002, Wireless had on hand 640,084 units of previously written-down inventory, which approximated $94,264. It is reasonably possible that additional write-downs to market may be required in the future, given the continued emergence of new technologies. (See Cautionary Factors That May Affect Future
Results: Our success depends on our ability to keep pace with technological advances in the wireless industry).

Warranties

         The Company offers warranties of various lengths depending upon the specific product. The Company's standard warranties require the Company to repair or replace defective product returned to the Company by both end users and its customers during such warranty period at no cost to the end users or customers. The Company records an estimate for warranty related costs based upon its actual historical return rates and repair costs at the time of sale, which are included in cost of sales. The estimated liability for future warranty expense amounted to $9,143 at November 30, 2002, which has been included in accrued expenses and other current liabilities. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair the Company's products, could have a material adverse impact on its operating results for the period or periods in which such returns or additional costs materialize.

Income Taxes

         The Company has accounted for, and currently accounts for, income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

         The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company has evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Effective May 29, 2002, the Company's ownership in the Wireless Group was decreased to 75% (see Note 3). As such, the Company no longer files a consolidated U.S. Federal tax return. As a result, the realizability of the Wireless Group's deferred tax assets are assessed on a stand-alone basis. The Company's Wireless Group has incurred cumulative losses in recent years, and therefore based upon these cumulative losses and other material factors (including the Wireless Group's inability to reasonably and accurately estimate future operating and taxable income based upon the volatility of their historical operations), the Company has determined that it is more likely than not that some of the benefits of the Wireless Group's deferred tax assets and carryforwards will expire unused. Accordingly, the Company has recorded an additional valuation allowance of $13,090 during fiscal year ended November 30, 2002 related to the Wireless Group's deferred tax assets.

         Furthermore, the Company provides tax reserves for Federal, state and international exposures relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing and is a subjective critical estimate.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:


                                                                     Percentage of Net Sales
                                                                     Years Ended November 30,
                                                           --------------------------------------------
                                                                 2000            2001          2002
                                                                 ----            ----          ----
                                                             As Restated     As Restated
                                                             -----------     -----------
Net sales (a):
     Wireless
         Wireless products                                       81.4%           74.3%          63.7%
         Activation commissions                                   1.7             2.1            2.2
         Residual fees                                            0.1             0.2            0.2
         Other                                                    0.2             0.1            0.1
                                                            ------------    ------------   --------
            Total Wireless                                       83.4            76.7           66.1
                                                             -----------     -----------    -------
     Electronics
         Mobile electronics                                       8.1            12.4           20.8
         Sound                                                    4.6             4.5            5.1
         Consumer electronics                                     3.6             6.3            7.9
         Other                                                    0.2             0.1            0.1
                                                            ------------    ------------   --------
            Total Electronics                                    16.6            23.6           33.9
                                                             -----------     -----------    -------
            Total net sales                                     100.0           100.0          100.0
Cost of sales                                                   (92.9)          (94.4)         (93.2)
                                                              ----------      ----------     -------
Gross profit                                                      7.1             5.6            6.8
Selling                                                          (1.7)           (2.4)          (2.7)
General and administrative                                       (2.8)           (3.6)          (5.0)
Warehousing and technical support                                (0.2)           (0.3)          (0.4)
                                                             -----------     -----------    --------
         Total operating expenses                                (4.7)           (6.3)          (8.1)
                                                             -----------     -----------    --------
Operating income (loss)                                           2.4            (0.7)          (1.3)
Interest and bank charges                                        (0.4)           (0.5)          (0.4)
Equity in income in equity investments                            0.2             0.3            0.2
Gain on sale of investments                                       0.1               -              -
Gain on hedge of available-for-sale securities                    0.1               -              -
Gain on issuance of subsidiary shares                               -               -            1.3
Other, net                                                        0.1               -           (0.4)
                                                             -----------   -------------     -------
Income (loss) before provision for (recovery of) income
     taxes, minority interest, extraordinary item and
     cumulative effect                                            2.5           (0.9)          (0.6)
Provision for (recovery of) income taxes                          0.9           (0.3)           1.2
Minority interest                                                (0.1)           0.1            0.4
Extraordinary item                                                0.1              -              -
Cumulative effect                                                   -              -              -
                                                           -------------   -------------   --------
Net income (loss)                                                1.6 %          (0.6)%         (1.3)%
                                                            ==========       =========      =========

(a)      Effective March 1, 2002, the Company adopted Emerging Issues Task Force
         (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer". Upon adoption of this Issue, the Company reclassified its sales incentives offered to its customers from selling expenses to net sales. Previously reported operating income (loss) has remained unchanged by this adoption. For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

         The net sales and percentage of net sales by product line and marketing group for the fiscal years ended November 30, 2000, 2001 and 2002 are reflected in the following table. Certain reclassifications and recaptionings have been made to the data for periods prior to fiscal 2002 in order to conform to fiscal 2002 presentation.

                                                                 Fiscal Years Ended November 30,
                                   ---------------------------------------------------------------------------------
                                                2000                            2001                   2002
                                                ----                            ----                   ----
                                           As Restated                     As Restated
                                   ----------------------------    ---------------------------
Net sales:

     Wireless
        Products                      $1,359,366       81.4%       $  948,921       74.3%      $  700,658      63.7%
        Activation commissions            28,983        1.7            26,879        2.1           24,393       2.2
        Residual fees                      1,852        0.1             2,396        0.2            2,187       0.2
        Other                              3,619        0.2               692        0.1              420       0.1
                                      ----------      -----        ----------      -----       ----------     -----
           Total Wireless              1,393,820       83.4           978,888       76.7          727,658      66.1
                                      ----------      -----        ----------      -----       ----------     -----

     Electronics
        Mobile electronics               134,563        8.1           157,706       12.4          229,327      20.8
        Sound                             77,412        4.6            57,456        4.5           56,281       5.1
        Consumer electronics              60,547        3.6            80,380        6.3           86,472       7.9
        Other                              3,949        0.2             2,160        0.1              644       0.1
                                      ----------      -----         ---------      -----       ----------     -----
           Total Electronics             276,471       16.6           297,702       23.3          372,724      33.9
                                      ----------      -----         ---------      -----       ----------     -----
           Total                      $1,670,291      100.0%        $1,276,591     100.0%      $1,100,382     100.0%
                                      ==========      =====         ==========     =====       ==========     =====


FISCAL 2001 (AS RESTATED) COMPARED TO FISCAL 2002
CONSOLIDATED RESULTS

         Net sales for fiscal 2002 were $1,100,382, a 13.8% decrease from net sales of $1,276,591 in fiscal 2001. Wireless Group sales were $727,658 in fiscal year 2002, a 25.7% decrease from sales of $978,888 in fiscal 2001. Unit sales of wireless handsets decreased 29.3% to approximately 4,950,000 units in fiscal 2002 from approximately 7,000,000 units in fiscal 2001. However, the average selling price of the Company's handsets increased to $136 per unit in fiscal 2002 from $127 per unit in fiscal 2001 as a result of new product introductions. Wireless sales were impacted by late introductions of new products by its vendor, delays in acceptances testing by our customers and slower growth in the wireless industry.

         Electronics Group sales were $372,724 in fiscal 2002, a 25.2% increase from sales of $297,702 in fiscal 2001. This increase was largely due to increased sales in the mobile video and consumer electronics product lines as newer digital video products were offered to our customers. Offsetting some of this increase were sound sales, which continue to decline given the change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line. Sales by the Company's international subsidiaries decreased 21.5% in fiscal 2002 to approximately $21,971 due to a 39.2% decrease in Venezuela due to political and economic instability and a 7.4% decrease in Malaysia as a result of lower OEM sales. Sales were also impacted by increased sales incentives of $23,035, primarily in the Wireless Group.

         Gross profit margin for fiscal 2002 was 6.8%, compared to 5.6% in fiscal 2001. However, this increase in profit margin resulted primarily from lower inventory write-downs to market of $7,612 in 2002 compared to 2001. During fiscal 2002, there was no significant impact to our gross profit margins on the subsequent sale of previously written-down inventory. There was also a change in the mix of sales from Wireless product sales to Electronics product sales, which carry a higher gross margin. Wireless margins were impacted by late product introductions by its suppliers. This trend of late product introductions continues to have a major effect on the gross margins of the Wireless Group. Margins declined to 16.1% from 16.5% in the Electronics Group. Consolidated gross margins were also adversely impacted by increased sales incentives, principally in the Wireless Group. Further trends in the operations will be discussed in detail in each individual marketing group MD&A discussion.

         Operating expenses increased $8,049 to $88,675 in fiscal 2002, compared to $80,626 in fiscal 2001. As a percentage of net sales, operating expenses increased to 8.1% in fiscal 2002 from 6.3% in fiscal 2001. Major components of this increase were compensation expenses of $3,200 related to the sale of ACC shares to Toshiba and the impact of Code acquisition (Note 6 of Notes to Consolidated Financial Statements) of $1,852. Additionally, bad debt expenses increased $2,948 principally in the Wireless Group as a result of economic conditions in South America and increased insurance expense, particularly with general liability insurance, of $1,167. This increase in operating expenses was partially offset by reductions in employee benefits expense of $1,332 due to reduced bonuses and lower health care costs. Operating loss for fiscal 2002 was $14,076, compared to operating loss of $9,236 in 2001.

         Net loss for fiscal 2002 was $14,040 compared to net loss of $7,198 in fiscal 2001. Loss per share for fiscal 2002 was $0.64, basic and diluted compared to $0.33 for fiscal 2001, basic and diluted.

WIRELESS RESULTS

         The following table sets forth for the fiscal years indicated certain statements of operations data for Wireless expressed as a percentage of net sales:

                                                                      2001                             2002
                                                                     ------                           -----
                                                                 As Restated
                                                          -----------------------------
Net sales:
     Wireless products                                         $ 948,921          96.9%         $ 700,658        96.3%
     Activation commissions                                       26,879           2.8             24,393         3.3
     Residual fees                                                 2,396           0.2              2,187         0.3
     Other                                                           692           0.1                420         0.1
                                                               ---------         -----          ---------       -----
         Total net sales                                         978,888         100.0            727,658       100.0

Gross profit                                                      21,980           2.2             14,291         2.0

Operating expenses
     Selling                                                      13,108           1.3             11,148         1.5
     General and administrative                                   16,077           1.6             21,522         3.0
     Warehousing and technical support                             2,761           0.3              2,593         0.4
                                                               ---------         -----          ---------       -----
         Total operating expenses                                 31,946           3.2             35,263         4.9
                                                               ---------         -----          ---------       -----

Operating loss                                                    (9,966)         (1.0)           (20,972)       (2.9)
Other expense                                                     (7,690)         (0.8)            (3,934)       (0.5)
                                                               ---------         -----          ---------       -----
Pre-tax loss                                                   $ (17,656)         (1.8)%        $ (24,906)       (3.4)%
                                                               =========         ======         =========       =====


         Wireless is composed of ACC and Quintex, both subsidiaries of the Company.

         Net sales were $727,658 in fiscal 2002, a decrease of $251,230, or 25.7%, from fiscal 2001. Unit sales of wireless handsets decreased by 2,050,000 units in fiscal 2002, or 29.3%, to approximately 4,950,000 units from 7,000,000 units in fiscal 2001. This decrease was attributable to decreased sales of digital handsets due to delayed new product introductions, longer testing cycles required by our customers and overall lower demand for wireless products. In addition, there was a $20,845 of a net increase in sales incentives expense compared to 2001 due to increased sales incentive programs and a reduction in the reversals for unclaimed sales incentives. In connection with the introduction of the new 1X phones, one sales incentive program with a large customer resulted in an increase of $18,000 in sales incentives. The reversals for unclaimed sales incentives decreased by $2,374 in fiscal 2002 compared to fiscal 2001 for Wireless due to more of the Company's larger customers claiming earned sales incentives as compared to prior periods. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands. The average selling price of handsets, however, increased to $136 per unit in fiscal 2002 from $127 per unit in fiscal 2001. This increase was due to higher selling prices of the newly-introduced 1X digital products. Gross profit margins remained essentially unchanged at 2.0% vs. 2.2% in 2001 due to the sales of new, higher margin products and lower inventory write-downs, offset by increased sales incentive programs. The Company expects due to market conditions, competition and customer concentration, it could experience increased sales incentives expense in the future. Inventory write-downs were $20,650 in 2001 compared to $13,823 in 2002. The write-downs recorded in 2002 were a result of the reduction of selling prices primarily related to older model, digital hand-held phones and other wireless products in anticipation of newer digital technologies. At November 30, 2002, the Company had on hand approximately 640,084 units of previously written-down inventory which, after write-down, had an extended value of $94,264. The new technology that was introduced during the second quarter of 2002 was 1XXT and GPS phones. In addition to inventory write-downs recorded in previous quarters, the Company determined the valuation of the older technology digital models on hand as of November 30, 2002 by reviewing open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from customers based upon current negotiations. The Company plans to sell these items to its existing customers during the next year. A majority of the units that were previously written-down in fiscal 2001 have been sold. The remaining balance of inventory previously written-down in fiscal 2001 is not material and will be sold in the next fiscal year. None of this inventory was scrapped. The Company expects that, due to market conditions and customer consolidation, it could experience additional write-downs in the future. Gross margins were favorably impacted by reimbursement from a vendor for software upgrades performed on inventory sold of $1,615 and $1,331 for fiscal 2001 and 2002, respectively. Without this reimbursement, gross margins would have been lower by 0.1% and 0.2% for fiscal 2001 and 2002, respectively. The Company has received price protection of $4,550 and $32,643 for fiscal 2001 and 2002, respectively, from a vendor for certain inventory, of which $4,550 and $27,683 was recorded as a reduction to cost of sales, as related inventory was sold. The other $4,960 in price protection for 2002 has been reflected as a reduction to the remaining inventory cost. Without this price protection, gross profit margins would have been lower by 0.5% and 4.5% for fiscal 2001 and 2002, respectively. The Company has an agreement with its vendor for additional future price protection with respect to specific inventory items, if needed.

         Operating expenses increased $3,317 in fiscal 2002 from fiscal 2001. As a percentage of net sales operating expenses increased to 4.8% during fiscal 2002 compared to 3.3% in fiscal 2001. Selling expenses decreased $1,960 in fiscal 2002 from fiscal 2001, primarily in commissions of $2,246 from reduced sales in Mexico, $587 from reduced sales in Europe and the balance from lower over-all commissionable sales. Travel and entertainment decreased $126 due to a reduction in the sales force and less international travel. These decreases were partially offset by increases in advertising and trade show expense of $498 primarily due to increased sales promotions and broadcast media advertising of $274. Numerous other individually insignificant fluctuations account for the remaining net change in selling expenses. General and administrative expenses increased $5,445 in fiscal 2002 from fiscal 2001, primarily in salaries of $2,818 due to $3,200 bonus payments associated with the Toshiba transaction (Note 3), insurance expense of $681 due to increased insurance premiums for general liability coverage, occupancy costs of $128 due to increased rent, real estate taxes and utilities, bad debt expense of $2,853 primarily due to two accounts in Venezuela and Argentina as a result of the political and economic conditions and one account in the United States for slow payment. The Company does not consider this a trend in the overall accounts receivable. Depreciation and amortization increased $236 due to purchase of additional testing equipment as new 1X product is being introduced. These increases were partially offset by decreases in travel and entertainment of $193 due to less salesmen traveling as a result of lower sales and a reduced budget for travel and entertainment, employee benefits of $634 as a result of reduction in profit bonus and reductions in health plan costs due to improved claim experience and licenses of $466 due to a non-recurring licensing fee. Warehousing and technical support expenses decreased $168 in fiscal 2002 from fiscal 2001, primarily in direct labor, taxes and benefits of $130 and overseas buying offices of $107 due to lower expenses in the buying offices in South Korea as a result of reduced sales. These decreases were partially offset by an increase in travel of

$69 due to increased travel for product compliance testing. Numerous other individually insignificant fluctuations in various categories account for the remaining net change in operating expenses. Pre-tax loss for fiscal 2002 was $24,906, compared to $17,656 for fiscal 2001.

         Management believes that the wireless industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future as new competitors enter the marketplace. This pressure from increased competition is further enhanced by the consolidation of many of Wireless' customers into a smaller group, dominated by only a few, large customers. Also, timely delivery and carrier acceptance of new product could affect our quarterly performance. These new products require extensive testing and software development which could delay entry into the market and affect our sales in the future. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market.

ELECTRONICS RESULTS

         The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:

                                                                      2001                            2002
                                                                      ------                          -----
                                                                   As Restated
                                                             -----------------------------
Net sales:
     Mobile electronics                                           $157,706          53.0%        $229,327        61.5%
     Sound                                                          57,456          19.3           56,281        15.1
     Consumer electronics                                           80,380          27.0           86,472        23.2
     Other                                                           2,160           0.7              644         0.2
                                                                 ---------        ------        ---------       -----
        Total net sales                                            297,702         100.0          372,724       100.0

Gross profit                                                        49,088          16.5           60,037        16.1

Operating expenses
     Selling                                                        14,449           4.9           15,944         4.3
     General and administrative                                     19,547           6.6           23,300         6.2
     Warehousing and technical support                               1,134           0.3            1,137         0.3
                                                                 ---------        ------         --------      ------
        Total operating expenses                                    35,130          11.8           40,381        10.8
                                                                 ---------        ------         --------      ------

Operating income                                                    13,958           4.7           19,656         5.3
Other expense                                                         (178)         (0.1)          (1,927)       (0.5)
                                                                 ---------        ------         --------      ------
Pre-tax income                                                    $ 13,780           4.6%        $ 17,729         4.8%
                                                                 =========        ======         ========      ======


         Net sales were $372,724 in fiscal 2002, a 25.2% increase from net sales of $297,702 in fiscal 2001. Mobile and consumer electronics' sales increased over last year, partially offset by a decrease in Sound and other. Mobile electronics increased $71,621 (45.4%) during 2002 from 2001. Sales of Mobile Video within the Mobile Electronics category increased over 59% in fiscal 2002 from fiscal 2001 as a result of the introduction of new video digital product, satellite radio and navigation products.

Consumer Electronics increased $6,092 (7.6%) to $86,472 in fiscal 2002 from $80,380 in fiscal 2001, primarily in sales of video-in-a-bag and portable DVD players. These increases were partially offset by a decrease in the sound category, particularly AV and Prestige audio lines. Given change in the marketplace, fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line. There was also an increase in sales incentives of $2,190 due to an increase in sales as compared to the prior year in the consumer goods category, which requires more promotion support. As many sales incentive programs are based on a percentage of sales, the increase in sales resulted in an increase in sales incentives. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately $933 (7.4%) primarily from lower OEM business. The Company's Venezuelan subsidiary experienced a decrease of $5,823 (39.2%) in sales from last year, primarily from lower OEM business and the impact of economic and political instability in the country.

         Gross profit margins decreased to 16.1% in fiscal 2002 from 16.5% in fiscal 2001 despite an increase in sales. The gross margin decreased in Sound, partially offset by an increase in Mobile Electronics and international operations. Also affecting margins was the integration of Code Systems into the Electronics Group (see Note 6). During 2002, the Company was in the process of converting Code from their own domestic manufacturing to having products produced by overseas vendors. As a result, Code's gross margins were significantly lower than other product lines in the Electronics Group. Lower margins from Code were partially offset by higher margins in new models of consumer and mobile electronics. This integration of Code has been completed.

         Operating expenses increased $5,251 in fiscal 2002, a 14.9% increase from operating expenses in fiscal 2001. As a percentage of net sales, operating expenses decreased to 10.8% during fiscal 2002 compared to 11.8% in fiscal 2001. Selling expenses increased $1,495 during fiscal 2002, primarily in commissions of $911 due to increased commissionable sales in the video and consumer goods product categories, which has a different commission rate structure and grew faster than other product groups, salaries of $598 primarily due to Code, a new company, newly hired international salesmen and travel and entertainment of $144 due to increased travel to support increased business both in the Segment's core business and its two subsidiaries, American Radio and Code. These increases were partially offset by decreases of $262 in advertising and trade shows. General and administrative expenses increased $3,753 from fiscal 2001, mostly in salaries of $1,713 primarily due to Code, increased bonuses due to sales increases and increased head count, travel and entertainment of $234 due to additional business and acquisitions, office expenses of $122 due to increased use of employment agencies, for additional staff to support sales growth, equipment repair of $101 due to increased maintenance of office equipment, insurance expense of $378 due to higher premiums on general liability and Ocean Cargo as shipments and sales have increased, professional fees of $589 due to litigation expenses related to royalties and other matters and increased use of consulting services related to a new customer's navigation system, occupancy costs of $260 due to relocation of the display department to another separate facility, bad debt expense of $311 due to non-payment by an international customer, which is not indicative of a trend, and depreciation and amortization of $163 due to general expansion of the facilities to support the growing operations. These increases were partially offset by decreases in equipment rentals of $111 due to the elimination of certain office machines. Warehousing and technical support expenses remained essentially unchanged at $1,137 in fiscal 2002 from fiscal 2001 compared to $1,134 in fiscal 2002. Pre-tax income for fiscal 2002 was $17,729, compared to $13,780 for fiscal 2001.

         The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

OTHER INCOME AND EXPENSE

         Interest expense and bank charges decreased $1,703 during fiscal 2002 from fiscal 2001, primarily due to lower interest rates on lower borrowing levels.

         Equity in income of equity investees decreased by approximately $1,807 for fiscal 2002 compared to fiscal 2001. The majority of the decrease was due to a decrease in the equity income of ASA due to a general slow down in the market for their products. Other expenses increased as a result of foreign exchange translation in our Venezuelan subsidiary as a result of the devaluation of the Venezuelan currency against the U.S. Dollar and the effects of the change from hyper-inflationary accounting for foreign exchange translation to non-hyper-inflationary accounting in fiscal 2002. During fiscal 2001, the Company accounted for foreign exchange translation in its Venezuelan subsidiary under hyper- inflationary method. The foreign exchange losses were $333 in 2001 and $2,819 in 2002.

         In addition, the Company recorded an other-than-temporary impairment for investment in common stock of Shintom Co., Ltd. of $1,158. The Company also recognized a gain of $14,269 on the sale of ACC shares to Toshiba (Note 3).

PROVISION FOR INCOME TAXES

         The effective tax rate for 2001 was a (benefit) of (31.6%) as compared to the effective tax rate for 2002 which was an expense of 202.0%. The increase in the effective tax rate is principally due to the increase in valuation allowance, relating to various deferred tax assets. Effective May 29, 2002, the Company's ownership in the Wireless Group was decreased to 75% (see Note 3). As such, the Company now files two consolidated U.S. Federal tax returns, one for the Wireless Group and one for the Electronics Group. As a result, the realizability of the Wireless Group's deferred tax assets are assessed on a stand-alone basis. The Company's Wireless Group has incurred cumulative losses in recent years and therefore based upon these cumulative losses and other material factors (including the Wireless Group's inability to reasonably and accurately estimate future operating and taxable income based upon the volatility of their historical operations), the Company has determined that it is more likely than not that some of the benefits of the Wireless Group's deferred tax assets and carryforwards will expire unused, accordingly, the Company has recorded an additional valuation allowance of $13,090 during fiscal year ended November 30, 2002 related to the Wireless Group's deferred tax assets. The increase in the valuation allowance relates principally to the deferred tax assets of the Wireless segment, which has recorded cumulative losses in recent years, and to certain state net operating losses which the Company has determined are more likely than not to expire unused.


FISCAL 2000 (AS RESTATED) COMPARED TO FISCAL 2001 (AS RESTATED)
CONSOLIDATED RESULTS

         Net sales for fiscal 2001 were $1,276,591, a 23.6% decrease from net sales of $1,670,291 in fiscal 2000. Wireless Group sales were $978,888 in fiscal year 2001, a 29.8% decrease from sales of $1,393,820 in fiscal 2000. Unit sales of wireless handsets decreased 21.4% to approximately 7,000,000 units in fiscal 2001 from approximately 8,909,000 units in fiscal 2000. The average selling price of the Company's handsets decreased to $127 per unit in fiscal 2001 from $150 per unit in fiscal 2000 due to the introduction of newer digital models and the change of technology from analog to digital.

         Electronics Group sales were $297,702 in fiscal 2001, an 7.7% increase from sales of $276,471 in fiscal 2000. This increase was largely due to increased sales in the mobile video and consumer electronics product lines. Offsetting some of this increase were sound sales, which continue to decline given the change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory, rather than being sold in the aftermarket. This declining trend in sound is expected to continue except in the satellite radio product line. Sales by the Company's international subsidiaries increased 6.2% in fiscal 2001 to approximately $28.0 million, primarily due to a 41.7% increase in Venezuela due to increasing OEM sales, partially offset by a 17.8% decrease in Malaysia from declining OEM sales. Sales were impacted by decreased sales incentives of $4,288, primarily in the Wireless Group. Without this decrease in sales incentives, sales would have decreased 23.3% in 2001 from 2000.

         Gross profit margin for fiscal 2001 was 5.6%, compared to 7.1% in fiscal 2000. This decline in profit margin resulted primarily from $20,650 of inventory write-downs to market and margin reductions in Wireless attributable to increased sales of digital products, which have lower margins offset by the reimbursement of $4,550 received from a manufacturer for software upgrades. A portion of the write-down of $13,500 was related to the analog write-down which was recorded in the second quarter. A majority of the analog product was sold to customers in Latin America at a price higher than the write-down and had a favorable impact on the Wireless Group's gross profit for the third quarter. This improved reported third quarter consolidated margins of 10.8% by 0.6% from 10.2% and 0.8% for the Wireless segment which reported margins 5.9% as compared to 5.1% without the recovery. Due to specific technical requirements of individual carrier customers, carriers place large purchase commitments for digital handsets with Wireless, which results in a lower selling price which then lowers gross margins. Consolidated gross margins were also favorably impacted by decreased sales incentives, principally in the Wireless Group, as there were fewer incentive programs.

         Operating expenses increased $1,630 in fiscal 2001, compared to fiscal 2000. As a percentage of net sales, operating expenses increased to 6.3% in fiscal 2001 from 4.7% in fiscal 2000. Major components of this increase were professional fees, salaries and commissions. Operating loss for fiscal 2001 was $9,237, compared to operating income of $39,629 in 2000.

         During 2000, the Company also recorded an extraordinary gain of $2,189 in connection with the extinguishment of debt.

         Net loss for fiscal 2001 was $7,198 compared to net income of $27,492 in fiscal 2000. Loss per share was $(0.33), basic and diluted for fiscal 2001 compared to $1.19, basic, and $1.12, diluted, and $1.29, basic and $1.22, diluted after extraordinary item, in fiscal 2000.

WIRELESS RESULTS

         The following table sets forth for the fiscal years indicated certain statements of operations data for Wireless expressed as a percentage of net sales:


                                                                   2000                                2001
                                                                   ------                              -----
                                                                As Restated                         As Restated
                                                        ------------------------------      ------------------------------
Net sales:
     Wireless products                                       $1,359,366          97.5%          $ 948,921           96.9%
     Activation commissions                                      28,983           2.1              26,879            2.8
     Residual fees                                                1,852           0.1               2,396            0.2
     Other                                                        3,619           0.3                 692            0.1
                                                             ----------         -----           ---------          -----
         Total net sales                                      1,393,820         100.0             978,888          100.0

Gross profit                                                     69,365           5.0              21,980            2.2

Operating expenses
     Selling                                                     13,609           1.0              13,108            1.3
     General and administrative                                  15,183           1.1              16,077            1.6
     Warehousing and technical support                            2,691           0.2               2,761            0.3
                                                             ----------         -----           ---------          -----
         Total operating expenses                                31,483           2.3              31,946            3.2
                                                             ----------         -----           ---------          -----

Operating income (loss)                                          37,882           2.7              (9,966)          (1.0)
Other expense                                                    (7,663)         (0.5)             (7,690)          (0.8)
                                                             ----------         -----           ---------          -----
Pre-tax income (loss)                                        $   30,219           2.2%          $ (17,656)          (1.8)%
                                                             ==========         ======          =========          =====


         Net sales were $978,888 in fiscal 2001, a decrease of $414,932, or 29.8%, from fiscal 2000. Unit sales of wireless handsets decreased by 1,909,000 units in fiscal 2001, or 21.4%, to approximately 7,000,000 units from 8,909,000 units in fiscal 2000. This decrease was attributable to decreased sales of both analog and digital handsets which was due to delayed digital product acceptances by our customers, the change in technology from analog to digital and overall slower sales. The average selling price of handsets decreased to $127 per unit in fiscal 2001 from $150 per unit in fiscal 2000. During 2000, Wireless adjusted the carrying value of its analog inventory by recording write-downs to market of $8,152. During 2001, the Company recorded total inventory write-downs to market of $20,650. During the second quarter of 2001, the Company recorded an additional inventory write down of $13,500 also pertaining to its analog inventory. (See Consolidated Results, Page 46). As a result of increasing pricing pressures and a surplus of supply created by other manufacturers also attempting to sell off analog inventories, there was a drop off in demand for analog products during the second quarter. The write down was based upon the drop in demand, as carriers no longer promoted analog product and notified the Company that previous indications for orders of analog phones were no longer viable, and the continued decline in analog selling prices. There was a decrease in sales incentives of $5,850 due to lower sales and the changeover to digital products from analog products.

         During the fourth quarter of 2001, the Company recorded an inventory write-down of $7,150 pertaining to its digital inventory due to older technology which is to be replaced during fiscal 2002. This write-down was made based upon open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from customers based upon the then current negotiations. During the quarter ended November 30, 2001, the Company recorded a reduction to cost of sales of approximately $4,550 for reimbursement from a manufacturer for upgrades performed in 2001 on certain digital phones which partially offset the decline in margins. Without this reimbursement, gross margins would have been lower by 0.5%. There were no upgrades performed in 2000. During 2001 and 2000, Wireless recorded $4,550 and $0 of price protection. Without this price protection, gross margins would have been lower by 0.5% in 2001. As of November 30, 2001, the Company had 871,000 units of inventory previously written-down with an extended value, after write-down, of $118,500. The Company sold all but 3,500 units during fiscal 2002.

         Operating expenses increased to $31,946 in fiscal 2001 from $31,483 in fiscal 2000. As a percentage of net sales, operating expenses increased to 3.3% during fiscal 2001 compared to 2.3% in fiscal 2000. Selling expenses decreased $501 in fiscal 2001 from fiscal 2000, primarily in advertising of $776 due to discounted advertising costs and reimbursement from various carriers . This decrease was partially offset by an increase in commissions of $268. Commissions increased by $268 from fiscal 2000 to fiscal 2001, which was not consistent with the change in sales. This increase was primarily due to a higher analog commission on sales of analog products sold in Mexico. As analog programs were canceled with the major wireless carriers in the United States, the Company offered a higher commission to sell the analog models quickly. General and administrative expenses increased $895 in fiscal 2001 from fiscal 2000. Professional fees increased $1,164 due to litigation expenses. Office salaries increased by approximately $158, and travel expense increased by approximately $54 during fiscal 2001 from fiscal 2000, primarily due to increased travel by senior executives and engineers for meetings with overseas vendors regarding new product developments. The increase in travel expense was offset by a reduction in travel expenses resulting from the closing of certain small Quintex retail locations. Corporate allocations increased $967 for additional support for the growing business for MIS and computer services. The increase was offset by a decrease in bad debt expense by $1,317, primarily due to a significant bad debt recorded in fiscal 2000 (one customer that ultimately went out of business) that did not recur to the same extent in 2001. The Company does not expect the decrease to continue given the volatility in the marketplace and the overall downturn in economic conditions. Warehousing and technical support expenses increased $70 in fiscal 2001 from fiscal 2000, primarily in travel of $105 by our engineering department for product testing and compliance. Numerous other individually insignificant fluctuations in warehousing and technical support accounted for the remaining net decrease of $35. Pre-tax loss for fiscal 2001 was $17,656, a decrease of $47,875 from fiscal 2000.

         Management believes that the wireless industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future as new competitors enter the marketplace. This pressure from increased competition is further enhanced by the consolidation of many of Wireless' customers into a smaller group, dominated by only a few, large customers. Also, timely delivery and carrier acceptance of new product could affect our quarterly performance. Our suppliers have to continually add new products in order for Wireless to improve its margins and gain market share. These new products require extensive testing and software development which could delay entry into the market and affect our sales in the future. (See Business Overview, page 37.) In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market.

ELECTRONICS RESULTS

         The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:

                                                                        2000                           2001
                                                                       ------                         -----
                                                                   As Restated                    As Restated
                                                             ---------------------------     ------------------------
Net sales:
     Mobile electronics                                          $134,563          48.7%       $157,706         53.0%
     Sound                                                         77,412          28.0          57,456         19.3
     Consumer electronics                                          60,547          21.9          80,380         27.0
     Other                                                          3,949           1.4           2,160          0.7
                                                                 --------         -----       ---------        -----
        Total net sales                                           276,471         100.0         297,702        100.0

Gross profit                                                       49,960          18.1          49,088         16.5

Operating expenses
     Selling                                                       13,114           4.8          14,449          4.9
     General and administrative                                    17,618           6.4          19,547          6.6
     Warehousing and technical support                                639           0.2           1,134          0.3
                                                                 --------         -----       ---------        -----
        Total operating expenses                                   31,371          11.4          35,130         11.8
                                                                 --------         -----       ---------        -----
Operating income                                                   18,589           6.7          13,958          4.7
Other expense                                                      (1,937)         (0.7)           (178)        (0.1)
                                                                 --------         -----       ---------        -----
Pre-tax income                                                   $ 16,652           6.0%       $ 13,780          4.6%
                                                                 ========         =====       =========        =====



         Net sales were $297,702 in fiscal 2001, an 7.7% increase from net sales of $276,471 in fiscal 2000, net of reversals of $1,814 and $1,083 for sales incentive programs in 2001 and 2000, respectively. Mobile and consumer electronics' sales increased over last year, partially offset by a decrease in sound. Mobile electronics increased $23,143 (17.2%) during 2001 from 2000. Sales of mobile video within the mobile electronics category increased over 27% in fiscal 2001 from fiscal 2000. Consumer electronics increased 32.8% to $80,380 in fiscal 2001 from $60,547 in fiscal 2000. These increases were due to the introduction of new product lines in both categories. These increases were partially offset by a decrease in the sound category, particularly SPS, AV, private label and Prestige audio lines. Given the change in the marketplace, fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line. There was also an increase in sales incentives of $1,562 primarily due to the increase in mobile video sales.

         Gross profit margins decreased to 16.5% in fiscal 2001 from 18.1% in fiscal 2000, primarily in Prestige Audio and international operations, partially offset by a decrease in AV, Private Label and Security. During fiscal 2001, there was a decrease in sales incentive expense of $1,814, due to changes in the estimated amount due under accrued sales incentive programs.

         Operating expenses increased by $3,759 in fiscal 2001, a 12.0% increase from operating expenses of $31,371 in fiscal 2000. As a percentage of net sales, operating expenses increased to 11.8% during fiscal 2001 compared to 11.3% in fiscal 2000. Selling expenses increased $1,335 during fiscal 2001, primarily in commissions and advertising. Commissions increased by approximately $1,266 from fiscal 2000 to fiscal 2001. The increase in commissions was not consistent with the increase in sales due to a change in the mix of consumer goods and mobile video products sold which have varying commission rates. Advertising and trade show expense increased by approximately $581 from fiscal 2000 to fiscal 2001 as more products were sold in the consumer and mobile electronics category which require more advertising to create a demand among end users. These new products include mobile video, portable DVD's, navigation systems and mobile security products. These increases were partially offset by a decrease in salesmen salaries of $578 due to the restructuring of salesmen's base salaries and the downsizing of some sales offices. General and administrative expenses increased $1,929 from fiscal 2000, mostly in office salaries, insurance, bad debt, depreciation and amortization. Office salaries increased approximately $450 from fiscal 2000 to fiscal 2001 primarily due to additional employees hired to support the growth of the Electronics business. Insurance expense increased approximately $248 due to an increase in insurance rates, primarily in ocean cargo and general liability. Depreciation and amortization expense increased approximately $123 from fiscal 2000 to fiscal 2001 as a result of a full year of depreciation on fixed asset additions incurred in the prior year. Bad debt expense increased by approximately $333 from fiscal 2000 to fiscal 2001 due to two specific bad debts that occurred in fiscal 2001 that did not occur in fiscal 2000. The Company does not expect the increase to continue given that these were two specific customers, with which the Company no longer does business. Other increases were in professional fees of $105 due to legal expenses and increased corporate allocation of $1,093 for additional support for the growing business. These increases were partially offset by a decrease in temporary help of $303, as new employees were hired to support the growing business. Warehousing and technical support expenses increased $495 in fiscal 2001 from fiscal 2000, primarily due to direct labor. Direct labor expense increased by approximately $560 as a result of increased sales. This was partially offset by a decrease of $62 in engineering department travel. Pre-tax income for fiscal 2001 was $13,780, a decrease of $2,872 from fiscal 2000.

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

         Equity in income of equity investees increased by approximately $1,014 for fiscal 2001 compared to fiscal 2000. The majority of the increase was due to increases in the equity income of ASA due to increased sales in the specialized vehicle market. Other expenses increased as a result of foreign exchange translation in our Venezuelan subsidiary as a result of the devaluation of the Venezuelan currency against the U.S. Dollar (see Note 2(d)).

PROVISION FOR INCOME TAXES

         The effective tax expense rate for 2000 was 37.4%. The effective tax benefit rate in 2001 was 31.6%. The decrease in the effective tax rate is due to the Company having a loss in 2001 for federal purposes combined with state tax expense on certain profitable subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. As of November 30, 2002, the Company had working capital (defined as current assets less current liabilities) of $292,687, which includes cash of $2,758 compared with working capital of $284,166 at November 30, 2001, which includes cash of $3,025.

         Operating activities provided approximately $24,070 in fiscal 2002 as compared to a cash usage of $74,076 in fiscal 2001, primarily from a decrease in accounts receivable of $48,555 due to lower sales and better cash collections, an increase in accounts payable, accrued expenses and other current liabilities due to new trade terms from vendor, offset by an increase in inventory due to cancellation of certain orders in the Electronics Group and new products in Wireless slated for shipment in 2003.

         Investing activities provided approximately $20,090, primarily from proceeds from the issuance of subsidiary shares, partially offset by the purchase of certain assets of Code-Alarm, Inc.

         Financing activities used approximately $44,198, primarily for repayments to bank institutions.

         The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). As of November 30, 2001 and 2002, 909,537 and 1,072,737 shares, respectively, were repurchased under the Program at an average price of $8.12 and $7.93 per share, respectively, for an aggregate amount of $7,386 and $8,511, respectively.

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

         The Company's principal source of liquidity is its revolving credit agreement which expires July 27, 2004 and cash flows from operations. Subsequent to year-end, the Company requested a reduction of available credit from $250,000 to $200,000. This is a result of excess bank availability being reduced to limit paid fees on unused portions of bank availability. The credit agreement was amended on March 13, 2003 and provides for $200,000 of available credit, including $15,000 for foreign currency borrowings. The continued availability of this financing is dependent upon the Company's operating results and borrowing base which would be negatively impacted by a decrease in demand for the Company's products.

         Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable and inventory. As of November 30, 2002, availability under this line of credit is subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. At November

30, 2002, the amount of unused available credit is $102,491. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts. In addition, the Company guarantees the borrowings of one of its equity investees at a maximum of $300.

         The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

         At May 31, 2001, November 30, 2001 and 2002, and the first quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants. Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company's fiscal year-end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company's quarter end. The Company received a waiver for the November 30, 2001 pre-tax income violation subsequent to its issuance of the November 30, 2001 financial statements. In addition, the Company received waivers for the May 31, 2001 and February 28, 2002 violations.

         The Company has not received waivers for the November 30, 2002 violation of a particular pre-tax income covenant or delivery of audited financial statements 90 days after the Company's fiscal year-end. Accordingly, as of November 30, 2001 and 2002, the Company's outstanding domestic obligations of $86,525 and 36,883, have been classified as current on the accompanying consolidated financial statements, respectively. Management is in the process of requesting a waiver for the November 30, 2002 and February 28, 2003 violations. While the Company was able to obtain waivers for such violations in 2001 and the first quarter ended February 28, 2002, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in bank obligations outstanding at May 15, 2003 of $0. This credit agreement has no cross covenants with the other credit facilities described below.

         The Company also has revolving credit facilities in Malaysia to finance additional working capital needs. As of November 30, 2002, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximately $5,000. The Malaysian credit facilities are partially secured by the Company under three standby letters of credit of $1,300, $800 and $800 and are payable on demand or upon expiration of the standby letters of credit which expire on December 31, 2002, August 31, 2003 and August 31, 2003, respectively. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd.

         The Company also has a revolving credit facility in Brazil to finance additional working capital needs. The Brazilian credit facility is secured by the Company under a standby letter of credit in the amount of $200, which expires on January 15, 2003 and is payable on demand or upon expiration of the standby letter of credit. At November 30, 2002, outstanding obligations under the credit facility were 172 Brazilian Bolivars ($47), and interest on the credit facility ranged from 19% to 29%.

         Total debt as a percent of total capitalization was 20% at November 30, 2002 as compared with 33% at November 30, 2001, primarily as a result of lower outstanding indebtedness.

         At November 30, 2002, the Company had additional outstanding standby letters of credit aggregating $640 which expire in July 2004.

         The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At November 30, 2002, such obligations and commitments are as follows:


                                                                     Payments Due By Period
                                            ------------------------------------------------------------------------------
                                                                Less than                                           Over
Contractual Cash Obligations                      Total           1 Year         1-3 Years        4-5 Years        5 Years
----------------------------                      -----          --------        ---------        ---------        -------
Capital lease obligations                        $ 14,206         $    554         $ 1,666          $ 1,157        $10,829
Operating leases                                    6,680            1,983           2,359            1,449            889
                                                 --------         --------        --------          -------        -------
  Total contractual cash
        obligations                              $ 20,886          $ 2,537         $ 4,025          $ 2,606        $11,718
                                                 ========          =======         =======          =======        =======



                                                                       Amount of Commitment
                                                                      Expiration per period
                                        ----------------------------------------------------------------------------------

                                                  Total
Other Commercial                                 Amounts          Less than                                           Over
  Commitments                                   Committed          1 Year          1-3 Years        4-5 Years       5 years
-------------                                   ---------         --------         ---------        ---------       -------

Lines of credit                                  $ 40,248          $ 40,248                -                -             -
Standby letters of credit                           3,740             3,740                -                -             -
Guarantees                                            300               300                -                -             -
Commercial letters of credit                        8,129             8,129                -                -             -
                                                 --------          --------        ---------         --------      --------
Total commercial
    commitments                                  $ 52,417          $ 52,417                -                -             -
                                                 ========          ========        =========         ========      ========



   The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, the Company evaluates possible acquisitions of, or investments in, businesses that are complementary to those of the Company, which transaction may require the use of cash. The Company believes that its cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, the Company may require additional funds in the future to support its working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to the Company when required.

   In February 2003, the Company entered into an agreement to buy a building for expansion purposes for $3,480, made a deposit of $348 and expects to close in the very near term.

         In May 2003, the Company entered into an asset purchase agreement to buy certain assets of Recoton Corporation. In accordance with the agreement, the Company made a deposit of $2,000, which is currently being held in escrow. The Company is awaiting final approval of this purchase from a bankruptcy court. This purchase would amount to approximately $40,000 plus the assumption of $5,000 in debt, not including related acquisition costs. The Company anticipates using its existing cash and available financing to fund this acquisition.

RELATED PARTY TRANSACTIONS

         The Company has entered into several related party transactions which are described below.

Leasing Transactions

         During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and chief executive officer, which is the headquarters of the Wireless operation. Payments on the lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. In connection with the capital lease, the Company paid certain costs on behalf of its principal stockholder and chief executive officer in the amount of $1,301. The advance does not have a specified due date or interest rate. During 2001 and 2002, the entire balance of $1,301 was repaid to the Company.

         During 1998, the Company entered into a sale/leaseback transaction with its principal stockholder and chief executive officer for $2,100 of equipment, which has been classified as an operating lease. The lease is a five-year lease with monthly payments of $34. No gain or loss was recorded on the transaction as the book value of the equipment equaled the fair market value.

         The Company also leases certain facilities from its principal stockholder. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. Total lease payments required under the leases for the five-year period ending November 30, 2007 are $2,739.

Amounts Due from Officers

         A note due from an officer/director of the Company, which bore interest at the LIBOR rate, to be adjusted quarterly, plus 1.25% per annum, was paid in full during fiscal 2002. In addition, the Company has outstanding notes due from various officers of the Company aggregating $235 as of November 30, 2002, which have been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. The notes bear interest at the LIBOR rate plus 0.5% per annum. Principal and interest are payable in equal annual installments beginning July 1, 1999 through July 1, 2003. In accordance with the Sarbanes-Oxley Act of 2002, the Company will not alter the terms of the notes and all amounts will be repaid in full in July 2003. In addition, no new notes with officers or directors of the Company will be entered into.

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

         The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building have been included in property, plant and equipment, and the loans have been recorded as notes payable on the accompanying consolidated balance sheet as of November 30, 2002 . Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bear interest at 5% per annum, and principle is payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl are subordinated completely to the loan from the Company and, in liquidation, the Company receives payment first.

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

         In October 2002, the Company sold all of its shares in AX Japan to RMS Co., Ltd., an unrelated party to the Company. The purchase price of the shares was 60,000 Yen. As a result of this transaction, the purchaser repaid in full 113,563 Yen which represented the full balance of amounts then owed to the Company by AX Japan. The agreement required the purchaser to immediately change the name of AX Japan to RMS Co., Ltd., and the Company resigned from all officer and Board of Directors positions. The Company has no further relationship or obligations, whether contingent or direct, to RMS Co., Ltd., formerly known as AX Japan.

         As a result of the completion of this transaction, all assets and liabilities of Audiovox Japan have been removed from the accompanying consolidated balance sheet as of November 30, 2002, specifically, the land and the building and the notes payable for the Vitec Co., Ltd (Vitec) 150,000 Yen loan and the Pearl First (Pearl) a 140,000 Yen loan. As a result of this transaction, the Company recovered in Yen its initial investment in AX Japan as well as its loan to finance the purchase of the land and building. However, the Company recognized a $338 loss on the sale of its shares in AX Japan, as the sales price was less than the value of the net assets of AX Japan sold to Vitec. Contributing to the loss on sale were foreign currency loss and other expenses that will not be recovered. The loss on the sale of the shares of AX Japan has been included in other net on the accompanying consolidated statements of operations for the year ended November 30, 2002.

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

         Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 7%, 1.5% and 0.7% for the years ended November 30, 2000, 2001 and 2002, respectively, of total inventory purchases. At November 30, 2000, 2001 and 2002, the Company had recorded $1, $331 and $0, respectively, of liability due to TALK for inventory purchases included in accounts payable. There were no documentary acceptance obligations payable to TALK as of November 30, 2000, 2001 and 2002. At November 30, 2000, 2001 and 2002, the Company had recorded a receivable from TALK in the amount of $3,823, $265 and $13, respectively, a portion of which is payable with interest, which is reflected in receivable from vendors on the accompanying consolidated financial statements. During 2002, the Company recorded an impairment charge of $1,158 on the 634,666 shares owned at November 30, 2002.

Transactions with Toshiba

         On March 31, 1999, Toshiba purchased 5% of the Company's subsidiary, ACC, a supplier of wireless products for $5,000 in cash. The Company then owned 95% of ACC; prior to the transaction ACC was a wholly-owned subsidiary. In February 2001, the Board of Directors of ACC, declared a dividend payable to its shareholders, Audiovox Corporation, a then 95% shareholder, and Toshiba, a then 5% shareholder. ACC paid Toshiba its share of the dividend, which approximated $1,034 in the first quarter of 2001. The dividend equaled 5.0% of ACC's prior year net income. There were no dividends declared during 2002, due to the net loss of ACC during 2001. During the second quarter of 2002, Toshiba purchased an additional 20% of ACC. Under the terms of the transaction, Toshiba acquired, in exchange for $23,900 cash, the additional shares of ACC. In addition, Toshiba paid $8,100 in exchange for an $8,100 convertible subordinated note (the Note) due from ACC. The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principal amount shall be due and payable, together with all unpaid interest on May 31, 2007 which will automatically renew for an additional five years. In accordance with the provisions of the Note, Toshiba may, at any time, convert the balance of the Note into additional shares of ACC in order to maintain a 25% maximum interest in ACC. The cost per share of the note is equal to the per share cost for the $23,900 cash payment of 20% of ACC's shares. In connection with the transaction, ACC and Toshiba entered into a distribution agreement whereby ACC will be Toshiba's exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico and all countries in the Caribbean and Central and South America through May 29, 2007. The distribution agreement established certain annual minimum purchase targets for ACC's purchase of Toshiba products for each fiscal year during the entire term of the agreement. In the event that ACC fails to meet the minimum purchase target, Toshiba shall have the right to convert ACC's exclusive distributorship to a non-exclusive distributorship for the remaining term of the agreement.

Also, in accordance with the terms of the stockholders agreement, upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement, Toshiba maintains a put right and Audiovox Corp. a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Pursuant to the agreement, the put right is only exercisable if ACC terminates the distribution agreement or if another strategic investor acquires a direct or indirect equity ownership interest in excess of 20% in the Company. The call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five (5) year term.

         Additionally in connection with the transaction, ACC entered into an employment agreement with the President and Chief Executive Officer (the Executive) of ACC through May 29, 2007. Under the agreement, ACC is required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC's annual earnings before income taxes. Audiovox Corp., under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the Executive, to be allocated by the Executive. The bonus was for services previously rendered in connection with the Toshiba purchase of additional shares of ACC, and, accordingly, the bonus has been included in general and administrative expenses in the accompanying statements of operations for the year ended November 30, 2002. The Executive was required to utilize all or a portion of the bonus allocated to him to repay the remaining outstanding principal and accrued interest owed by the Executive to the Company pursuant to the unsecured promissory note in favor of Audiovox Corp. During the year ended November 30, 2002, the Executive was paid $1,800 less the amount outstanding under the promissory note of $651.

         As a result of the issuance of ACC's shares, the Company recognized a gain, net of expenses of $1,735, of $14,269 ($8,847 after provision for deferred taxes). The gain on the issuance of the subsidiary's shares has been recognized in the accompanying consolidated statements of operations.

         Inventory on hand at November 30, 2001 and November 30, 2002 purchased from Toshiba approximated $99,816 and $138,467, respectively. During the quarter ended November 30, 2001, the Company recorded a receivable in the amount of $4,550 from Toshiba for upgrades that were performed by the Company in 2001 on certain models which Toshiba manufactured. The amount was received in full during the first quarter of 2002. At November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 for price protection and software upgrades. Subsequent to November 30, 2002, these amounts were paid in full.

         At November 30, 2002, the Company had on hand 504,020 units in the amount of $91,226, which were purchased from Toshiba and have been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. Of this accounts payable, $56,417 was subject to an arrangement with Toshiba, which provides for, among other things, extended payment terms. This arrangement has since been modified in an effort to enhance the Company's relationship with Toshiba. The payment terms are such that the payable is non-interest bearing. The remaining 34,809 of the $91,226 accounts payable is payable in accordance with the terms established in the distribution agreement, which is 30 days. Subsequent to November 30, 2002, the Company paid this amount in full. Under the above arrangement, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from Toshiba. The Company will record such price protection, if necessary, at the time of the sale of the units. The Company had no other amounts outstanding to Toshiba at November 30, 2002.

IMPACT OF INFLATION AND CURRENCY FLUCTUATION

         Inflation has not had a significant impact on the Company's financial position or operating results other than the effect of our 80%-owned Venezuelan subsidiary ceasing to be considered a highly- inflationary economy in fiscal 2002. To the extent that the Company expands its operations into Latin America and the Pacific Rim, the effects of inflation and currency fluctuations in those areas could have growing significance to its financial condition and results of operations. Fluctuations in the foreign exchange rates in Pacific Rim countries have not had a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         While the prices that the Company pays for the products purchased from its suppliers are principally denominated in United States dollars, price negotiations depend in part on the relationship between the foreign currency of the foreign manufacturers and the United States dollar. This relationship is dependent upon, among other things, market, trade and political factors.

         Inflation-related accounting adjustments of $333 were made for the fiscal year ended November 30, 2001, related to the Company's operations in Venezuela. Inflation-related accounting adjustments of $1,712 were made for the fiscal year ended November 30, 2002 related to the Company's operations in Venezuela. This increase is a result of Venezuela no longer being deemed a hyper-inflationary economy as of the first quarter of fiscal 2002. On January 22, 2003, and as a result of the National Civil Strike, the Venezuelan government suspended trading of the Venezuelan Bolivar and set the currency at a stated government rate. Accordingly, until further guidance is issued, the Company's 80% owned Venezuelan subsidiary will translate its financial statements utilizing the stated government rate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the impairment of Long-Live Assets to be Disposed Of".

         The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001. As a result of adopting the provisions of SFAS No. 141 and 142, the Company did not record amortization expense relating to its goodwill during the fiscal year ended November 30, 2002, which approximated $9,616. The Company was not required under SFAS No. 142 to assess the useful life and residual value of its goodwill as the Company's goodwill is equity method goodwill and, as such, will continue to be evaluated for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. Statement No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, Statement No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, Statement No. 144 retains the provisions of Statement No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. Statement No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001 and will thus be adopted by the Company on December 1, 2002. The Company has determined that the effect of the adoption of Statement No. 144 did not have a material effect on the Company's consolidated financial statements.

         SFAS 145 "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". This Statement updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement will have no material effect on the Company's financial statements.

         Effective March 1, 2002, the Company adopted Emerging Issues Task Force
(EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer", which codified and reconciled the following EITF Issues: Issue No. 00-14, "Accounting for Certain Sales Incentive", Issue No. 00-22, "Accounting for Points and Certain Other Time-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Issue No. 00-14 addressed when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. Upon adoption of this Issue, the Company reclassified its sales incentives which take the form of (co-operative advertising allowances, market development funds, volume incentive rebates and other trade allowances) against net sales which were previously recorded in selling expenses. Operating income has remained unchanged by this adoption. These reclassifications have been reported in the accompanying consolidated statements of operations retroactively for all periods reported.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company expects to adopt the disclosure portion of this statement for the fiscal quarter ending May 31, 2003. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

         In February 2003, the EITF Issued 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". This EITF provides guidance on the income statement classification of amounts received by a customer, including a reseller and guidance regarding timing of recognition for volume rebates. The Company does not believe that adoption of this new standard, which will be applied prospectively by the Company for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, will have a material effect on the Company's consolidated financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The adoption of FIN46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

         Marketable securities at November 30, 2002, which are recorded at fair value of $5,405 and include net unrealized losses of $966, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $541 as of November 30, 2002. Actual results may differ.

Interest Rate Risk

         The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk

         In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. There were no hedge transactions at November 30, 2002. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. Therefore, the potential loss in fair value for a net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of November 30, 2002 is not applicable.

         The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2002, the Company had translation exposure to various foreign currencies with the most significant being the Malaysian ringgit, Thailand baht and Canadian dollar. The Company also has a Venezuelan subsidiary in which translation adjustments are included in net income. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2002, amounts to $867. Actual results may differ.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company as of November 30, 2001 and 2002 and for each of the years in the three-year period ended November 30, 2002, together with the independent auditors' report thereon of KPMG LLP, independent auditors, are filed under this Item 8.

         The consolidated financial statements as of and for the years ended November 30, 2001 and 2000 have been restated as described in Note 2 of the Notes to Consolidated Financial Statements.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Audiovox Corporation:

We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended November 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, effective December 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets".

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of November 30, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years ended November 30, 2000 and 2001 have been restated.



                                                     s/KPMG LLP
                                                     ------------------------
                                                     KPMG  LLP

Melville, New York
May 30, 2003


                                             AUDIOVOX CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                   NOVEMBER 30, 2001 AND 2002
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                2001             2002
                                                                                                ----             ----
                                                                                              As Restated
                                                                                             See Note (2)
ASSETS
Current assets:
   Cash                                                                                         $   3,025        $   2,758
   Accounts receivable, net                                                                       238,357          186,564
   Inventory, net                                                                                 225,759          290,064
   Receivable from vendor                                                                           6,828           14,174
   Prepaid expenses and other current assets                                                        7,639            7,626
   Deferred income taxes, net                                                                      11,965            7,653
                                                                                                ---------        ---------
      Total current assets                                                                        493,573          508,839
Investment securities                                                                               5,777            5,405
Equity investments                                                                                 10,268           11,097
Property, plant and equipment, net                                                                 25,687           18,381
Excess cost over fair value of assets acquired and other intangible assets, net                     4,742            6,826
Deferred income taxes, net                                                                          3,148                -
Other assets                                                                                        1,302              687
                                                                                                ---------        ---------
                                                                                                $ 544,497        $ 551,235
                                                                                                =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                             $  57,162        $ 121,127
   Accrued expenses and other current liabilities                                                  42,137           34,983
   Accrued sales incentives                                                                         8,474           12,151
   Income taxes payable                                                                             4,154            7,643
   Bank obligations                                                                                92,213           40,248
   Notes payable                                                                                    5,267                -
                                                                                                ---------        ---------
      Total current liabilities                                                                   209,407          216,152
Long-term debt                                                                                          -            8,140
Capital lease obligation                                                                            6,196            6,141
Deferred income taxes payable                                                                           -            2,704
Deferred compensation                                                                               3,844            3,969
                                                                                                ---------       ----------
      Total liabilities                                                                           219,447          237,106
                                                                                                ---------       ----------
Minority interest                                                                                   1,830            4,616
                                                                                                ---------       ----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                                                2,500            2,500
   Common stock:
      Class A; 60,000,000 authorized 2001 and 2002, 20,615,846 and 20,632,182 issued 2001 and 2002, respectively; 19,706,309 and 19,559,445 outstanding
         2001 and 2002, respectively                                                                  207              207
      Class B convertible; 10,000,000 authorized; 2,260,954 issued and outstanding                     22               22
   Paid-in capital                                                                                250,785          250,917
   Retained earnings                                                                               83,436           69,396
   Accumulated other comprehensive loss                                                            (6,344)          (5,018)
   Treasury stock, at cost, 909,537 and 1,072,737 Class A common stock 2001 and 2002,
      respectively                                                                                 (7,386)          (8,511)
                                                                                                ---------       ----------
      Total stockholders' equity                                                                  323,220          309,513
                                                                                                ---------       ----------
      Total liabilities and stockholders' equity                                                $ 544,497       $  551,235
                                                                                                =========       ==========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                              AUDIOVOX CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          YEARS ENDED NOVEMBER 30, 2000, 2001 AND 2002
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  2000                2001                2002
                                                                                  ----                ----                ----
                                                                              AS RESTATED         AS RESTATED
                                                                              -----------         -----------
                                                                              See Note (2)       See Note (2)

Net sales                                                                     $ 1,670,291         $ 1,276,591         $ 1,100,382
Cost of sales                                                                   1,551,666           1,205,201           1,025,783
                                                                              -----------         -----------         -----------
Gross profit                                                                      118,625              71,390              74,599
                                                                              -----------         -----------         -----------

Operating expenses:
   Selling                                                                         29,056              30,039              29,509
   General and administrative                                                      46,466              46,505              55,292
   Warehousing and technical support                                                3,474               4,082               3,874
                                                                              -----------         -----------         -----------
      Total operating expenses                                                     78,996              80,626              88,675
                                                                              -----------         -----------         -----------
Operating income (loss)                                                            39,629              (9,236)            (14,076)
                                                                              -----------         -----------         -----------

Other income (expense):
   Interest and bank charges                                                       (6,310)             (5,922)             (4,219)
   Equity in income of equity investees                                             2,572               3,586               1,779
   Gain on sale of investments                                                      2,387                   -                   -
   Gain on hedge of available-for-sale securities                                   1,499                   -                   -
   Gain on issuance of subsidiary shares                                                -                   -              14,269
   Other, net                                                                       2,366                  90              (4,156)
                                                                              -----------         -----------        ------------
      Total other income (expense), net                                             2,514              (2,246)              7,673
                                                                              -----------         -----------        ------------
Income (loss) before provision for (recovery of) income taxes, minority interest, extraordinary item and cumulative effect of a change in
   accounting for negative goodwill                                                42,143             (11,482)             (6,403)
Provision for (recovery of) income taxes                                           15,766              (3,627)             12,932
Minority interest                                                                  (1,074)                657               5,055
                                                                              -----------         -----------        ------------
Income (loss) before extraordinary item and cumulative effect of a
   change in accounting for negative goodwill                                      25,303              (7,198)            (14,280)
Extraordinary item-gain on extinguishment of debt                                   2,189                   -                   -
Cumulative effect of a change in accounting for negative goodwill                       -                   -                 240
                                                                              -----------         -----------        ------------
Net income (loss)                                                             $    27,492         $    (7,198)       $    (14,040)
                                                                              ===========         ===========        ============

Netincome (loss) per common share (basic) before extraordinary item and cumulative effect of a change in accounting for negative goodwill
                                                                              $     1.19          $     (0.33)       $      (0.65)
   Extraordinary item-gain on extinguishment of debt                                0.10                    -                   -
   Cumulative effect of a change in accounting for negative goodwill                   -                    -                0.01
                                                                              ----------          -----------        ------------
Net income (loss) per common share (basic)                                    $     1.29          $     (0.33)       $      (0.64)
                                                                              ==========          ===========        ============
Net income (loss) per common share (diluted) before extraordinary item and cumulative effect of a change in accounting for negative goodwill
                                                                              $     1.12          $     (0.33)      $       (0.65)
   Extraordinary item-gain on extinguishment of debt                                0.10                    -                   -
   Cumulative effect of a change in accounting for negative goodwill                   -                    -                0.01
                                                                              ----------          -----------       -------------
Net income (loss) per common share (diluted)                                  $     1.22          $     (0.33)      $       (0.64)
                                                                              ==========          ===========       =============

Weighted average number of common shares outstanding (basic)                  21,393,566           21,877,100          21,850,035
                                                                              ==========          ===========       =============
Weighted average number of common shares outstanding (diluted)                22,565,806           21,877,100          21,850,035
                                                                              ==========          ===========       =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                YEARS ENDED NOVEMBER 30, 2000, 2001 AND 2002
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            Accum-
                                                                                                            ulated
                                                                                                             Other      Gain on
                                                                                                            Compre-     Hedge of
                                                                                                            hensive    Available
                                                        Preferred    Common      Paid-In     Retained       Income      for Sale
                                                          Stock       Stock      Capital     Earnings       (Loss)     Securities
                                                        ---------   -------     -------     --------      -------     ----------
Balances at
  November 30, 1999                                       2,500         201     149,278        63,142         5,165         929

Comprehensive income:
   Net income, as restated                                    -           -           -        27,492             -           -
   Other comprehensive loss, net of tax:                      -           -           -             -             -           -
     Foreign currency translation adjustment                  -           -           -             -          (104)          -
     Unrealized loss on marketable securities, net of
       tax effect of $(6,202)                                 -           -           -             -       (10,119)          -

     Other comprehensive loss                                 -           -           -             -             -           -

Comprehensive income                                          -           -           -             -             -           -
Exercise of stock options into 121,300 shares of comm
   stock and issuance of 11,671 shares under the
   Restricted Stock Plan                                      -           1         836             -             -           -
Tax benefit of stock options exercised                        -           -       1,270             -             -           -
Conversion of debentures into 30,170 shares                   -           1         534             -             -           -
Issuance of 2,300,000 shares in connection with stock
   offering                                                   -          23      96,550             -             -           -
Acquisition of 141,455 common shares                          -           -           -             -             -           -
Recognition of gain on hedge of available-for-sale
   securities                                                 -           -           -             -             -        (929)
                                                          -----        ----     -------      --------     ---------     -------
Balances at
   November 30, 2000, as restated                         2,500         226     248,468        90,634       (5,058)           -

Comprehensive loss:
   Net loss, as restated                                      -           -           -       (7,198)             -           -
   Other comprehensive loss, net of tax:
     Foreign currency translation adjustment                  -           -           -             -         (455)           -
     Unrealized loss on marketable securities, net of
       tax effect of $(509)                                   -           -           -             -         (831)           -

     Other comprehensive loss                                 -           -           -             -             -           -

Comprehensive loss                                            -           -           -             -             -           -
Exercise of stock options into 10,000 shares of
   common stock                                               -           -          77             -             -           -
Conversion of stock warrants into 314,800 shares              -           3       2,240             -             -           -
Acquisition of 147,045 common shares                          -           -           -             -             -           -
                                                          -----        ----     -------      --------     ---------     -------
Balances at
   November 30, 2001, as restated                         2,500         229     250,785        83,436       (6,344)           -

Comprehensive loss:
   Net loss                                                   -           -           -      (14,040)             -           -
   Other comprehensive loss, net of tax:
     Foreign currency translation adjustment                  -           -           -             -           904           -
     Unrealized gain on marketable securities, net of
       tax effect of $260                                     -           -           -             -           422           -

     Other comprehensive loss                                 -           -           -             -             -           -

Comprehensive loss                                            -           -           -             -             -           -
Exercise of stock options into 16,336 shares of
   common stock                                               -           -         132             -             -           -
Acquisition of 163,200 common shares                          -           -           -             -             -           -
                                                          -----        ----     -------      --------     ---------     -------
Balances at
   November 30, 2002                                      2,500         229     250,917        69,396        (5,018)          -
                                                          =====        ====    ========      ========     =========     =======

                                                                      Total
                                                                     Stock-
                                                      Treasury       holders'
                                                        Stock        Equity
                                                        -----        -------
Balances at
  November 30, 1999                                      (4,471)      216,744

Comprehensive income:
   Net income, as restated                                    -        27,492
   Other comprehensive loss, net of tax:                      -
     Foreign currency translation adjustment                  -          (104)
     Unrealized loss on marketable securities, net of
       tax effect of $(6,202)                                 -       (10,119)
                                                                     --------
     Other comprehensive loss                                 -       (10,223)
                                                                     --------
Comprehensive income                                          -        17,269
Exercise of stock options into 121,300 shares of common
   stock and issuance of 11,671 shares under the
   Restricted Stock Plan                                      -           837
Tax benefit of stock options exercised                        -         1,270
Conversion of debentures into 30,170 shares                   -           535
Issuance of 2,300,000 shares in connection with stock
   offering                                                   -        96,573
Acquisition of 141,455 common shares                     (1,533)       (1,533)
Recognition of gain on hedge of available-for-sale
   securities                                                 -          (929)
                                                        -------       -------
Balances at
   November 30, 2000, as restated                        (6,004)      330,766

Comprehensive loss:
   Net loss, as restated                                      -        (7,198)
   Other comprehensive loss, net of tax:
     Foreign currency translation adjustment                  -          (455)
     Unrealized loss on marketable securities, net of
       tax effect of $(509)                                   -          (831)
                                                                     --------
     Other comprehensive loss                                 -        (1,286)
                                                                     --------
Comprehensive loss                                            -        (8,484)
Exercise of stock options into 10,000 shares of
   commmon stock                                              -            77
Conversion of stock warrants into 314,800 shares              -         2,243
Acquisition of 147,045 common shares                     (1,382)       (1,382)
                                                        -------       -------
Balances at
   November 30, 2001, as restated                        (7,386)      323,220

Comprehensive loss:
   Net loss                                                    -      (14,040)
   Other comprehensive loss, net of tax:
     Foreign currency translation adjustment                   -          904
     Unrealized gain on marketable securities, net of
       tax effect of $260                                      -          422
                                                                    ---------
     Other comprehensive loss                                  -        1,326
                                                                    ---------
Comprehensive loss                                             -      (12,714)
Exercise of stock options into 16,336 shares of
   common stock                                                -          132
Acquisition of 163,200 common shares                     (1,125)      (1,125)
                                                        -------       -------
Balances at
   November 30, 2002                                     (8,511)      309,513
                                                        =======     =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED NOVEMBER 30, 2000, 2001 AND 2002
                                 (IN THOUSANDS)



                                                                                 2000               2001               2002
                                                                                 ----               ----               ----
                                                                             AS RESTATED        AS RESTATED
                                                                             -----------        -----------
                                                                             See Note (2)       See Note (2)

Cash flows from operating activities:
   Net income (loss)                                                        $      27,492        $    (7,198)        $  (14,040)
   Adjustments to reconcile net income (loss) to net cash flows (used in)
      provided by operating activities
      Depreciation and amortization                                                 4,128              4,476              4,780
      Provision for bad debt expense                                                2,519              1,936              4,884
      Equity in income of equity investments                                       (2,572)            (3,586)            (1,779)
      Minority interest                                                             1,074               (657)            (5,055)
      Gain on sale of investments                                                    (427)                 -                  -
      Gain from the sale of shares of equity investment                            (2,387)                 -                  -
      Gain on hedge of available-for-sale securities                               (1,499)                 -                  -
      Gain on issuance of subsidiary shares                                             -                  -            (14,269)
      Other-than-temporary decline in market value of investment security               -                  -              1,158
      Deferred income tax (benefit) expense, net                                   (6,034)            (3,332)             9,904
      Extraordinary item                                                           (2,189)                 -                  -
      (Gain) loss on disposal of property, plant and equipment, net                    (1)               (18)               (69)
      Income tax benefit on exercise of stock options                              (1,270)                 -                  -
      Cumulative effect of a change in accounting for goodwill                          -                  -               (240)

   Changes in operating assets and liabilities:
      Accounts receivable                                                         (31,705)            35,797             48,555
      Receivable from vendor                                                        3,761             (1,263)            (7,346)
      Inventory                                                                   (22,333)           (67,735)           (64,548)
      Accounts payable, accrued expenses and other current liabilities             22,431            (29,745)            66,644
      Income taxes payable                                                            182             (2,979)             3,599
      Investment securities-trading                                                (2,211)            (1,635)              (125)
      Prepaid expenses and other, net                                               4,413              1,863             (7,983)
                                                                                ---------         ----------          ---------

        Net cash (used in) provided by operating activities                        (6,628)           (74,076)            24,070
                                                                                ---------         ----------          ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                     (13,075)            (2,869)            (3,159)
   Proceeds from the sale of property, plant and equipment                          1,028                261              7,250
   Net proceeds from sale of investment securities                                 13,227                  -                  -
   Proceeds from distribution from an equity investee                               1,286              4,634                947
   Net proceeds from issuance of subsidiary shares                                      -                  -             22,158
   Proceeds from the sale of shares of equity investment                              922                  -                  -
   Purchase of acquired business, net of acquired cash                                  -                  -             (7,106)
                                                                                ---------         ----------          ---------
        Net cash provided by investing activities                                   3,388              2,026             20,090
                                                                                ---------         ----------          ---------

Cash flows from financing activities:
   Borrowings of bank obligations                                                 918,785            901,628            403,043
   Repayments on bank obligations                                              (1,013,466)          (832,329)          (454,300)
   Proceeds from issuance of convertible subordinated debentures                        -                  -              8,107
   Issuance of notes payable                                                        5,868                  -                  -
   Payment of dividend to minority shareholder of subsidiary                         (859)            (1,034)                 -
   Net repayments under documentary acceptances                                    (1,994)                 -                  -

                              AUDIOVOX CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 2000, 2001 AND 2002
                                 (IN THOUSANDS)



                                                                            2000               2001               2002
                                                                            ----               ----               ----
                                                                         AS RESTATED       AS RESTATED
                                                                         -----------       -----------

   Principal payments on capital lease obligation                            (19)               (29)               (55)
   Proceeds from exercise of stock options and warrants                      837              2,317                132
   Repurchase of Class A common stock                                     (1,534)            (1,382)            (1,125)
   Principal payments on subordinated debt                                     -               (486)                 -
   Net proceeds from sale of common stock                                 96,573                  -                  -
                                                                       ---------            -------             ------

        Net cash provided by (used in) financing activities                4,198             68,685            (44,198)
                                                                       ---------            -------            -------

Effect of exchange rate changes on cash                                      (54)               (41)              (229)
                                                                       ---------            -------            -------

Net increase (decrease) in cash                                              904             (3,406)              (267)

Cash at beginning of period                                                5,527              6,431              3,025
                                                                       ---------            -------            -------
Cash at end of period                                                  $   6,431            $ 3,025            $ 2,758
                                                                       =========            =======            =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NOVEMBER 30, 2000, 2001 AND 2002

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



(1)      Description of Business and Summary of Significant Accounting Policies

         (a)      Description of Business

                  Audiovox Corporation and its subsidiaries (the Company) design and market a diverse line of products and provide related services throughout the world. These products and services include handsets and accessories for wireless communications, automotive entertainment and security products, automotive electronic accessories and consumer electronics.

                  The Company operates in two primary markets (which are also the Company's reportable segments for accounting purposes):

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

         (c)      Cash Equivalents

                  Investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at November 30, 2001 and 2002.

         (d)      Revenue Recognition

                  The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Any customer acceptance provisions are satisfied prior to revenue recognition. There are no further obligations on the part

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  of the Company subsequent to revenue recognition except for returns of product from the Company's customers. The Company does accept returns of products if properly requested, authorized and approved by the Company. The Company records an estimate of returns of products returned by its customers. Management continuously monitors and tracks such product returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. The Electronic segment's selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates. The Wireless segment has sales agreements with certain customers that provide for a rebate of the selling price if the particular product is subsequently sold at a lower price. The Wireless segment records an estimate of the rebate at the time of sale.

         (e)      Sales Incentives

                  Both of the Company's segments, Wireless and Electronics, offer sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds and (3) volume incentive rebates. The Electronics segment also offers other trade allowances to its customers. The terms of the sales incentives vary by customer and are offered from time to time. Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require the customer to claim the sales incentive within a certain time period. Although all sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period"), the Wireless segment historically has settled sales incentives claimed after the claim period has expired if a customer demands payment. The sales incentive liabilities are settled either by the customer claiming a deduction against an outstanding account receivable owed to the Company by the customer or by the customer requesting a check from the Company. The Company is unable to demonstrate that an identifiable benefit of the sales incentives has been received as such, all costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs offered by the Company and the related accounting policies:

                  Co-operative advertising allowances are offered to customers as reimbursement towards their costs for print or media advertising in which our product is featured on its own or in conjunction with other companies' products (e.g., a weekly advertising circular by a mass merchant). The amount offered is either based upon a fixed percentage of the Company's sales revenue to the customer or is a fixed amount per unit sold to the customer during a specified time period. Market development funds are offered to customers in connection with new product launches or entering into new markets. Those new markets can be either new geographic areas or new customers. The amount offered for new product launches is based upon a fixed percentage of the Company's sales revenue to the customer or is a fixed amount per unit sold to the customer during a specified time period. The Company accrues the cost of co-operative advertising

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  allowances and market development funds at the later of when the customer purchases our products or when the sales incentive is offered to the customer.

                  Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of the Company's sales revenue to the customer or is a fixed amount per unit sold to the customer. Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. The customer's achievement of the sales threshold and, consequently, the measurement of the total rebate for the Wireless segment cannot be reasonably estimated. Accordingly, the Wireless segment recognizes a liability for the maximum potential amount of the rebate, with the exception of certain volume incentive rebates that include very aggressive tiered levels of volume purchases as the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund on a program by program basis are recognized. The Electronics segment makes an estimate of the ultimate amount of the rebate their customers will earn based upon past history with the customer and other facts and circumstances. The Electronics segment has the ability to estimate these volume incentive rebates as there does not exist a relatively long period of time for a particular rebate to be claimed, the Electronics segment does have historical experience with these sales incentive programs and the Electronics segment does have a large volume of relatively homogenous transactions. Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

                  With respect to the accounting for co-operative advertising allowances, market development funds and volume incentive rebates, there was no impact upon the adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)", as the Company's accounting policy prior to March 1, 2002 was consistent with its accounting policy after the adoption of EITF 01-9.

                  Other trade allowances are additional sales incentives that the Company provides to the Electronics segment customers subsequent to the related revenue being recognized. In accordance with EITF 01-9, the Company records the provision for these additional sales incentives at the later of when the sales incentive is offered or when the related revenue is recognized. Such additional sales incentives are based upon a fixed percentage of the selling price to the customer, a fixed amount per unit, or a lump-sum amount.


                  For the fiscal years ended November 30, 2000, 2001 and 2002, reversals of previously established sales incentive liabilities amounted to $9,348, $14,369 and $4,716, respectively. These reversals include unearned sales incentives and unclaimed sales

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates for both segments are reversed into income in the period when the customer did not purchase the required minimum quantities of product during the specified time. Unearned sales incentives for fiscal years ended November 30, 2000, 2001 and 2002 amounted to $4,167, $9,051 and $1,354, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment of the earned sales incentive from the Company. Unclaimed sales incentives for fiscal years ended November 30, 2000, 2001 and 2002 amounted to $5,181, $5,318 and $3,362, respectively.

                  The accrual for earned but unclaimed sales incentives is reversed by Wireless only when management is able to conclude, based upon an individual judgement of each sales incentive, that it is remote that the customer will claim the sales incentive. The methodology applied for determining the amount and timing of reversals for the Wireless segment is disciplined, consistent and rational. The methodology is not systematic (formula based), as the Company makes an estimate as to when it is remote that the sales incentive will not be claimed. Reversals by the Wireless segment of unclaimed sales incentives have historically occurred in varying periods up to 12 months after the recognition of the accrual. In deciding on whether to reverse the sales incentive liability into income, the Company makes an assessment as to the likelihood of the customer ever claiming the funds after the claim period has expired and considers the specific facts and circumstances pertaining to the individual sales incentive. The factors considered by management in making the decision to reverse accruals for unclaimed sales incentives include (i) past practices of the customer requesting payments after the expiration of the claim period; (ii) recent negotiations with the customer for new sales incentives; (iii) subsequent communications with the customer with regard to the status of the claim; and (iv) recent activity in the customer's account.

                  The Electronics segment reverses earned but unclaimed sales incentives upon the expiration of the claim period. The Company believes that the reversal of earned but unclaimed sales incentives for Electronics upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. For the Electronics segment, the majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year-end and the claim period expires one year from the end of the program.

                  The accrual for sales incentives at November 30, 2001 and 2002 was $8,474 and $12,151, respectively. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  in the purchasing volume of its customers and the lack of claims made by customers of offered and accepted sales incentives, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results.

         (f)      Inventory

                  Inventory consists principally of finished goods and is stated at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from customers based upon the then current negotiations. As demonstrated in recent years, demand for the Company's products can fluctuate significantly. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, the Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In such situations, the Company generally does not obtain price protection from its vendors, however, on occasion, the Company has received price protection which reduces the cost of inventory. Since price protection reduces the cost of inventory, as the Company sells the inventory for which it has received price protection, the amount is reflected as a reduction to cost of sales. There can be no assurances that the Company will be successful in negotiating such price protection from its vendors in the future.

                  The Company has, on occasion, performed upgrades on certain inventory on behalf of its vendors. The reimbursements the Company receives to perform these upgrades are reflected as a reduction to the cost of inventory and is recognized as a reduction to cost of sales as the related inventory is sold. Additionally, the Company's estimates of excess and obsolete inventory may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and its reported

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  operating results.

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

                  During the fourth quarter of 2001, Wireless recorded inventory write-downs to market of $7,150 as a result of the reduction of selling prices primarily related to digital hand- held phones during the first quarter of 2002 in anticipation of new digital technologies. During the year ended November 30, 2002, Wireless recorded inventory write-downs to market of $13,823. These write-downs were made based upon open purchase orders from customers and selling prices subsequent to the respective balance sheet dates as well as indications from our customers based upon current negotiations. It is reasonably possible that additional write-downs to market may be required in the future given the continued emergence of new technologies, however, no estimate can be made of such write-downs. At November 30, 2002, Wireless had on hand 640,084 units of previously written-down inventory, which approximated $94,264.

                  For certain inventory items, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from the manufacturer. The Company records such price protection, as necessary, at the time of the sale of the units. As of November 30, 2002, such price protection amounted to $32,643, of which $27,683 was recorded as a reduction to cost of sales as the related inventory was sold. The other $4,960 in price protection for 2002 has been reflected as a reduction to the remaining inventory cost.

         (g)      Investment Securities

                  The Company classifies its equity securities in one of two categories: trading or available- for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All other securities not included in trading are classified as available-for-sale.

                  Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

                  A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established (such a charge was recorded during fiscal 2002 - Note 9). Dividend and interest income are recognized when earned. The Company considers numerous factors, on a case by case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i)the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.

         (h)      Derivative Financial Instruments

                  Effective December 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. Statement 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statements of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income (loss) depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of Statement 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedged instrument. The adoption of Statement 133 had no impact on the Company's results of operations or financial position.

                  The Company's evaluations of hedge effectiveness are subject to assumptions based on the terms and timing of the underlying exposures. For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedge item for fair value changes attributable to the hedge risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of a derivative instrument that is highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  is recognized in earnings. The ineffective portion is recognized in earnings immediately. If a fair value or cash flow hedge was to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings.

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

                  Gains and losses on the forward exchange contracts that qualify as hedges are reported as a component of the underlying transaction. Foreign currency transactions which have not been hedged are marked to market on a current basis with gains and losses recognized through income and reflected in other income (expense). In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated.

                  At November 30, 2001 and 2002, the Company had no contracts to exchange foreign currencies in the form of forward exchange contracts. For the years ended November 30, 2000, 2001 and 2002, gains and losses on foreign currency transactions which were not hedged were not material. For the years ended November 30, 2000, 2001 and 2002, there were no gains or losses as a result of terminating hedges prior to the transaction date.

         (i)      Debt Issuance Costs

                  Costs incurred in connection with the restructuring of bank obligations (Note 15) have been capitalized. During 2000, the Company capitalized an additional $148 in fees associated with the restructuring and various amendments to the Company's credit agreement. These charges are amortized over the lives of the respective agreements. Amortization expense of these costs amounted to $434, $336 and $379 for the years ended November 30, 2000, 2001 and 2002, respectively.


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

                  Capitalized computer software costs obtained for internal use are amortized on a straight- line basis.

         (k)      Intangible Assets

                  Intangible assets consist of patents, trademarks and the excess cost over fair value of equity investments (goodwill).

                  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.
                  142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the impairment of Long-Live Assets to be Disposed Of".

                  The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001. As a result of adopting the provisions of SFAS No. 141 and 142, the Company did not record amortization expense relating to its goodwill, which approximated $9,616, during the fiscal year ended November 30, 2002. The Company was not required under SFAS No. 142 to assess the useful life and residual value of its goodwill as the Company's goodwill, at the time of adoption, was equity method

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  goodwill and, as such, will continue to be evaluated for impairment under Accounting Pronouncement Board No. 18, "The Equity Method of Accounting for Investments in Common Stock", as amended.

                  As required by the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based upon that assessment, no adjustments were made to the amortization period of residual values of other intangible assets. The cost of other intangible assets are amortized on a straight-line basis over their respective lives. Accumulated amortization on the Company's intangible assets of $8,244 and $10,337 approximated $3,502 and $3,511 as of November 30, 2001 and 2002, respectively.

                  As of November 30, 2001 and November 30, 2002, the Company had intangible assets subject to amortization of $711 and $711, respectively, and related accumulated amortization of $692 and $711, respectively, which pertained to trademarks and patents. Amortization expense for intangible assets subject to amortization amounted to $15 and $9 for the years ended November 30, 2001 and 2002, respectively. As of November 30, 2002, all intangible assets subject to amortization have been fully amortized. Accordingly, the estimated aggregate amortization expense for each of the five succeeding years ending November 30, 2007 amounts to $0. Had SFAS No. 142 been applied retrospectively to the years ended November 30, 2000 and 2001, there would be no impact to reported net income or loss per share, respectively.

                  As of November 30, 2001 and 2002, the Company had unamortized goodwill in the amount of $4,732 and $6,826, respectively. In accordance with SFAS No. 142, the Company wrote-off its unamortized negative goodwill of $240 as of the date of adoption, which has been reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle. During the fiscal years ended November 30, 2000 and 2001, the Company recorded $16 and $16, respectively, for the amortization of negative goodwill. In March 2002, in connection with the purchase of certain assets of Code-Alarm, Inc. by Code Systems, Inc., a wholly-owned subsidiary of Audiovox Electronics Corp., the Company recorded $1,854 of goodwill.


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The following table presents adjusted net losses and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142:

                                                                              Years Ended November 30,
                                                                              ------------------------
                                                                        2000             2001            2002
                                                                        ----             ----            ----
                                                                     As Restated     As Restated
                                                                     -----------     -----------
Reported net income (loss) before extraordinary item and
  accounting change                                                  $   25,303      $   (7,198)     $  (14,280)
  Extraordinary item - gain on extinguishment of debt                     2,189               -               -
  Cumulative effect of a change in accounting principle,
      net of tax                                                              -               -             240
                                                                     ----------      -----------     ----------
Reported net income (loss)                                               27,492          (7,198)        (14,040)
  Add back:
  Goodwill amortization, net of tax                                         343             224               -
                                                                     ----------      -----------     ----------
Adjusted net income (loss)                                           $   27,835      $   (6,974)     $  (14,040)
                                                                     ==========      ===========     ==========
Basic net income (loss) per common share:
  Reported net income (loss) before extraordinary item and
      accounting change                                              $     1.19      $    (0.33)     $    (0.65)
  Extraordinary item - gain on extinguishment of debt                      0.10               -               -
  Cumulative effect of a change in accounting principle,
      net of tax                                                              -               -            0.01
                                                                     ----------      -----------     ----------
  Net income (loss)                                                        1.29           (0.33)          (0.64)
  Goodwill amortization, net of tax                                        0.01            0.01               -
                                                                     ----------      -----------     ----------
Adjusted net income (loss)                                           $     1.30      $    (0.32)     $    (0.64)
                                                                     ==========      ===========     ==========
Diluted net income (loss) per common share:
  Reported net income (loss) before extraordinary item and
      accounting change                                              $     1.12      $    (0.33)     $    (0.65)
  Extraordinary item - gain on extinguishment of debt                      0.10               -              -
  Cumulative effect of a change in accounting principle,
      net of tax                                                              -               -            0.01
                                                                     ----------      -----------     ----------
  Net income (loss)                                                        1.22           (0.33)          (0.64)
  Goodwill amortization, net of tax                                        0.01            0.01               -
                                                                     ----------      -----------     ----------
Adjusted net income (loss)                                           $     1.23      $    (0.32)     $    (0.64)
                                                                     ==========      ===========     ==========
Weighted average common shares outstanding:
  Basic                                                              21,393,566      21,877,100      21,850,035
                                                                     ==========      ===========     ==========
  Diluted                                                            22,565,806      21,877,100      21,850,035
                                                                     ==========      ===========     ==========

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The change in carrying amount of goodwill is as follows:


                                                                                  Year Ended
                                                                                 November 30,
                                                                                     2002
                                                                                 ------------
                  Net balance as of November 30, 2001                              $4,732
                     Cumulative effect of a change in accounting for negative
                         goodwill                                                     240
                     Goodwill acquired during the period                            1,854
                                                                                   ------
                  Net Balance as of November 30, 2002                              $6,826
                                                                                   ======

         (l)      Equity Investments

                  The Company has common stock investments which are accounted for by the equity method as the Company owns between 20% and 50% of the common stock.

                  The Company applies the equity method of accounting to its investments in entities where the Company has non-controlling ownership interests. The Company's share of its equity method investees earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investees at the end of the year. A description of the Company's equity investments and the related transactions between the Company and these investees is discussed in Note 11.

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

                  The Company recognizes sales revenue for the initial activation and residual commissions based upon usage on the accrual basis. Such commissions approximated $32,475, $29,859 and $26,756 for the years ended November 30, 2000, 2001 and 2002, respectively. Related commissions paid to outside selling representatives for cellular activations are included in cost of sales in the accompanying consolidated statements of operations and amounted to $23,186, $22,390 and $18,673 for the years ended November 30, 2000, 2001 and 2002, respectively.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (n)      Advertising

                  The Company expenses the costs of advertising as incurred, excluding co-operative advertising (see sales incentives Note 1(e). During the years ended November 30, 2000, 2001 and 2002, the Company had no direct response advertising.

         (o)      Product Warranties and Product Repair Costs

                  The Company generally warrants its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $9,165 and $9,143 is recorded in accrued expenses in the accompanying consolidated balance sheet as of November 30, 2001 and 2002, respectively. In addition, the Company records a reserve for product repair costs. This reserve is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $3,902 and $6,267 is recorded as a reduction to inventory in the accompanying consolidated balance sheet as of November 30, 2001 and 2002, respectively. Warranty claims and product repair costs expense for each of the fiscal years ended November 30, 2000, 2001 and 2002 were $8,256, $11,319 and $6,985, respectively.

                  The following table provides the changes in the Company's product warranties and product repair costs for 2002:


                  December 1, 2001                                           $ 13,066
                  Liabilities accrued for warranties issued during the
                       period                                                   6,985
                  Warranty claims paid during the period                       (4,641)
                                                                             --------
                  November 30, 2002                                          $ 15,410
                                                                             ========

         (p)      Foreign Currency

                  With the exception of a subsidiary operation in Venezuela, which was deemed a hyper inflationary economy in fiscal 2000 and 2001, assets and liabilities of those subsidiaries and equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are accumulated in the cumulative foreign currency translation account in accumulated other comprehensive income. For the operation in Venezuela,

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of operations for fiscal 2000 and 2001. During the first quarter of fiscal 2002 (January 1, 2002), Venezuela ceased to be deemed a hyper-inflationary economy (see Note 2).

                  Exchange gains and losses on intercompany balances of a long-term nature are also recorded in the cumulative foreign currency translation adjustment account in accumulated other comprehensive loss. Exchange gains and losses on available-for-sale investment securities are recorded in the unrealized gain (loss) on marketable securities in accumulated other comprehensive loss. Other foreign currency transaction gains of $193, $200 and $418 for the years ended November 30, 2000, 2001 and 2002, respectively, were included in other income.

         (q)      Income Taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (Note 16). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (r)      Net Income (Loss) Per Common Share

                  Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Dilutive net loss per common share for fiscal 2001 and 2002 is the same as basic net loss per common share due to the anti-dilutive effect of the exercise of stock options.

         (s)      Supplementary Financial Statement Information

                  Interest income of approximately $1,616, $670 and $509 for the years ended November 30, 2000, 2001 and 2002 respectively, is included in other, net, in the accompanying consolidated statements of operations.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (t)      Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the allowance for doubtful accounts, allowance for cellular deactivations, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets and accrued sales incentives, warranty reserves and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement 121 while retaining the fundamental recognition and measurement provisions of that statement. Statement 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, Statement 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, Statement 144 retains the provisions of Statement 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. Statement 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on December 1, 2002 (fiscal 2003). The adoption of Statement 144 did not have any impact on the Company's consolidated financial statements.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (v)      Accounting for Stock-Based Compensation

                  As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans (APB No. 25).

         (w)      Reporting Comprehensive Income

                  Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on investment securities classified as available-for-sale and fair market value changes for cash flow hedges.

         (x)      New Accounting Pronouncements

                  In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 is effective for fiscal years beginning after June 15, 2002, and this will be adopted by the Company on December 1, 2003 (fiscal 2004) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company does not expect the adoption of Statement 143 to have a significant effect on its results of operations or its financial position.

                  SFAS 145 "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". This Statement updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement will have no material effect on the Company's financial statements.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock- Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company expects to adopt the disclosure portion of this statement for the fiscal quarter ending February 28, 2003. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

                  In February 2003, the EITF Issued 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". This EITF provides guidance on the income statement classification of amounts received by a customer, including a reseller and guidance regarding timing of recognition for volume rebates. The Company does not believe that adoption of this new standard, which will be applied prospectively by the Company for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, will have a material effect on the Company's consolidated financial position or results of operations.

                  In November 2002, the FASB issued Interpretation No. 45 (FIN
                  45), "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial position or results of operations.

                  In January 2003, the FASB issued Interpretation No. 46 (FIN
                  46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The adoption of FIN 46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (y)      Shipping and Handling Costs

                  In fiscal 2001, the Company adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $2,162 and $1,548 for years ended November 30, 2000 and 2001, respectively.

         (z)      Issuances of Subsidiary Stock

                  The Company's accounting policy on the issuances of subsidiary stock is to recognize through earnings the gain on the sale of the shares as long as the sale of the shares is not part of a broader corporate reorganization planned or contemplated by the Company and realization of the gain is assured.

         (aa)     Reclassifications

                  Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements in order to conform to the 2002 presentation.

(2)      Restatement of Consolidated Financial Statements

         The Company has restated its consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and for the quarters ended February 28, 2002, May 31, 2002 and August 31, 2002. In addition, the Company has reclassified certain expenses from operating expenses to cost of sales for fiscal 2000 and 2001 and for each of the quarters in the nine months ended August 31, 2002. These restatement adjustments are the result of the misapplication of generally accepted accounting principles.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The net effect of all of the restatement adjustments is as follows:

                                                                            First          Second         Third
                                                  Fiscal      Fiscal       Quarter        Quarter        Quarter
                                                   2000        2001          2002           2002           2002
                                                  ------      ------        ------         ------         -----
                                                                         (Unaudited)    (Unaudited)    (Unaudited)
Increase (decrease) income/(increase)
   decrease (loss) before extraordinary
   item and cumulative effect of a
   change in accounting for negative
   goodwill                                        $ 263      $1,011       $(1,308)        $ (782)        $  751
Increase (decrease) net income/
   (increase) decrease net (loss)                    263       1,011        (1,308)          (782)           751
Increase (decrease) net income/
   (increase) decrease net (loss) per
   common share - diluted                          $0.01      $ 0.05       $ (0.06)        $(0.03)        $ 0.04

         The following table provides additional information regarding these restatement adjustments:


          EFFECTS OF RESTATEMENT ADJUSTMENTS ON NET INCOME OR NET LOSS
                                 (IN THOUSANDS)

                                               INCREASE (DECREASE)     (INCREASE) DECREASE    INCREASE (DECREASE)
                                              IN NET INCOME FOR THE    IN NET LOSS FOR THE   IN NET INCOME FOR THE
                                                FISCAL YEAR ENDED       FISCAL YEAR ENDED      NINE MONTHS ENDED
                                                NOVEMBER 30, 2000       NOVEMBER 30, 2001       AUGUST 31, 2002
                                                -----------------       -----------------      ----------------
                                                                                               Unaudited
Restatement adjustments:
------------------------
Revenue recognition                                 $     (779)              $     779                     -
Timing of revenue                                                                  (15)             $   (103)
Litigation                                                                        (373)                  427
Foreign currency translation                                 -                       -                (1,491)
Inventory pricing                                            -                       -                   420
Sales incentives                                         1,884                     910                   847
Gain on the issuance of subsidiary shares                    -                       -                (1,556)
Operating expense reclassification to cost of
   sales (2)                                                 -                       -                     -
                                                   -----------               ---------              --------
    Total adjustment to pre-tax income (loss)            1,105                   1,301                (1,456)
(Provision for) recovery of income taxes                  (842)                   (310)                  204
Minority interest (1)                                        -                      20                   (87)
                                                   -----------               ---------              --------
   Total effect on net income (loss)               $       263               $   1,011              $ (1,339)
                                                   ===========               =========              ========

(1) This adjustment reflects the impact of the restatement adjustments on minority interest.

(2) This adjustment represents a reclassification of warehousing and technical support and general

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         and administrative costs (which are components of operating expenses) to cost of sales. This reclassification did not have any effect on previously reported net income or (loss) for any fiscal year or period presented herein.

         See Note 26 "Unaudited Quarterly Financial Data - As Restated" for restatement adjustments to previously reported unaudited quarterly consolidated statements of operations data for the quarters ended February 28, 2001 through August 31, 2002 as a result of the restatements and reclassifications.

         The following discussion addresses each of the restatement adjustments and the reclassification adjustment for the corrections of accounting errors. Any references to quarterly amounts are unaudited.

         (a) Revenue recognition. The Company overstated net sales in each of the third and fourth quarters of fiscal 2000 for shipments of product that did not conform to the technical requirements of the customer (i.e., the goods were non-conforming). The Company did not properly evaluate this shipment of non-conforming goods as required in accordance with Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements", which would preclude revenue recognition until the specific performance obligations have been met by the Company. These product shipments resulted in the Company overstating net sales by $19,166 and gross profit by $779 for fiscal 2000. During the first quarter of fiscal 2001, the Company recorded a sales return of this fiscal 2000 non-conforming product sale. The recording of this product return (sales reversal) resulted in the Company understating net sales by $19,166 and gross profit by $779 for fiscal 2001.

         (b) Timing of revenue. During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, the Company (overstated) understated net sales by $(976), $857, $(4,601), $(7,757) and $10,472, respectively, as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers. SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is in this situation when the product was delivered to the customer's site). Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer's site. During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, gross profit was overstated (understated) by $34, ($19), $99, $562 and ($535), respectively. During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, operating expenses were overstated (understated) by $0, $0, $17, $136 and ($130), respectively.

         (c) Litigation. During the fourth quarter of fiscal 2001 and each of the first three quarters of fiscal 2002, the Company overestimated its provisions for certain litigation matters,

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  thereby overstating cost of sales by $314, $176, $345 and $457 for each respective quarterly period. Also, the Company understated operating expenses by $497 in the first quarter of fiscal 2002 as a result of not recording a settlement offer in the period the Company offered it.

                  During the second, third and fourth quarters of 2001 and the first, second and third quarters of 2002, the Company understated (overstated) operating expenses by $189, $302, $196, $78 and $276 and ($300), respectively as a result of inappropriately deferring costs related to an insurance claim. The Company's insurance company refused to defend the Company against a legal claim made against the Company. The Company took legal action against the insurance company and was unsuccessful. The Company was improperly capitalizing costs that were not probable of recovery.

         (d) Foreign currency translation. During the first three quarters of fiscal 2002, the Company did not properly account for a change in accounting for its Venezuelan subsidiary as operating in a non-highly inflationary economy. In fiscal 2001 and in prior years, Venezuela was deemed to be a highly-inflationary economy in accordance with certain technical accounting pronouncements. Effective January 1, 2002, it was deemed that Venezuela should cease to be considered a highly-inflationary economy, however, the Company did not account for this change. The Company incorrectly recorded the foreign currency translation adjustment in other income rather than as other comprehensive income. As a result, the Company understated other expenses, net, by $1,360 for the first quarter of fiscal 2002, overstated other income, net, by $71 for the second quarter of fiscal 2002 and understated other expenses, net, by $243 for the third quarter of fiscal 2002. Also the Company overstated operating expenses by $41, $54 and $88 for the first, second and third quarters of fiscal 2002, respectively.

         (e) Inventory pricing. During the first three quarters of fiscal 2002, the Company overstated (understated) cost of sales related to an inventory pricing error that occurred at its Venezuelan subsidiary. The Company was not aware of this pricing error until the fourth quarter of fiscal 2002 and, accordingly, was not properly pricing its inventory at the lower of cost or market in accordance with generally accepted accounting principles. As a result, the Company overstated (understated) cost of sales by $387, ($2) and $35, for the first, second and third quarters of fiscal 2002, respectively.

         (f) Sales incentives. During fiscal 2000 and 2001 and for the nine months ended August 31, 2002, the Electronics segment overestimated accruals for additional sales incentives (other trade allowances) that were not yet offered to its customers. As a result, for fiscal 2000 and 2001 and for the nine months ended August 31, 2002, the Company understated net sales by $1,884, $784 and $292, respectively.

                  Furthermore, during fiscal 2001 and for the nine months ended August 31, 2002,the

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Electronics segment was also not reversing earned and unclaimed sales incentives (i.e., cooperative advertising, market development and volume incentive rebate funds) upon the expiration of the established claim period. As a result, for fiscal 2001 and for the nine months ended August 31, 2002, the Company understated net sales by $126 and $555, respectively.

         (g) Gain on the Issuance of Subsidiary Shares. During the second quarter of fiscal 2002, the Company overstated the gain on issuance of subsidiary shares by $1,735 due to expenses related to this issuance being charged to additional paid in capital. This adjustment also reflects the impact of the other restatement adjustments on the calculation of the gain on the issuance of subsidiary shares of $179 that was originally recorded by the Company in the quarter ended May 31, 2002. As a result, the Company decreased the gain on issuance of subsidiary shares and increased the additional paid in capital by $1,556.

         (h) Income taxes. Income taxes were adjusted for the restatement adjustments discussed above for each period presented.

                  The Company also applied income taxes to minority interest amounts during all quarters of fiscal 2000 and 2001, as well as the first three quarters of fiscal 2002. As a result of all these adjustments, the Company overstated (understated) the provision for/recovery of income taxes by $(842), ($310) and $(455) for fiscal 2000, 2001 and the nine months ended August 31, 2002, respectively.

         (i) Operating expense reclassification. The Company reclassified certain costs as operating expenses, which were included as a component of warehousing and technical support and general and administrative costs, which should have been classified as a component of cost of sales. The effect of this reclassification on fiscal 2000 and 2001 was to increase cost of sales and decrease operating expenses by $17,962 and $20,024, respectively. The effect of this reclassification for the nine months ended August 31, 2002 was to understate cost of sales and overstate operating expenses by $15,488. This reclassification did not have any effect on previously reported net income or loss for any fiscal year or period presented herein. This reclassification reduced gross margin by 1.0, 1.6 and 1.9 percentage points for fiscal years November 30, 2000, 2001 and the nine months ended August 31, 2002, respectively.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The following represents the effect of the restatement and reclassification adjustments in the fiscal 2000 and 2001 consolidated statements of operations and consolidated balance sheet:

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         NOVEMBER 30, 2000
                                                --------------------------------------------------------------------
                                                                     RESTATEMENT    RECLASSIFICATION
                                                 AS REPORTED(1)      ADJUSTMENTS      ADJUSTMENTS     AS RESTATED
                                                 -----------         -----------     ------------     -----------
Net sales                                          $1,687,573      $  (17,282)(2)(5)           -        $1,670,291
Cost of sales                                       1,552,091         (18,387)(2)      $  17,962(3)      1,551,666
                                                   ----------      ----------          ----------       ----------
Gross profit                                          135,482           1,105            (17,962)          118,625
                                                   ----------      ----------          ----------       ----------
Operating expenses:
    Selling                                            29,056               -                  -            29,056
    General and administrative                         49,800               -             (3,334)(3)        46,466
    Warehousing and technical support                  18,102               -            (14,628)(3)         3,474
                                                   ----------      ----------          ----------       ----------
      Total operating expenses                         96,958               -            (17,962)           78,996
                                                   ----------      ----------          ----------       ----------
Operating income (loss)                                38,524           1,105                  -            39,629
Total other income (expense), net                       2,514               -                  -             2,514
                                                   ----------      ----------          ----------       ----------
Income (loss) before provision for (recovery of)
    income taxes minority interest and
    extraordinary item                                 41,038           1,105                  -            42,143
Provision for (recovery of) income taxes               14,924             842(4)               -            15,766
Minority interest                                      (1,074)              -                  -            (1,074)
                                                   ----------      ----------          ----------       -----------
Income (loss) before extraordinary item                25,040             263                  -            25,303
                                                                   ----------          ----------
Extraordinary item-gain on extinguishment of
    debt                                                2,189               -                  -             2,189
                                                   ----------      ----------          ----------       ----------
Net income (loss)                                  $   27,229      $      263                  -        $   27,492
                                                   ==========      ==========          ==========       ==========
Net income (loss) per common share (basic)
    before extraordinary item                      $     1.17      $     0.02                  -        $     1.19
    Extraordinary item-gain on extinguishment
      of debt                                            0.10              -                   -              0.10
                                                   ----------      ----------          ----------       ----------
Net income (loss) per common share (basic)         $     1.27      $     0.02                  -        $     1.29
                                                   ==========      ==========          ==========       ==========
Net income (loss) per common share (diluted)
    before extraordinary item                      $     1.11      $     0.01                  -        $     1.12
    Extraordinary item-gain on extinguishment
    of debt                                              0.10               -                  -              0.10
                                                   ----------      ----------          ----------       ----------
Net income (loss) per common share (diluted)       $     1.21      $    0.01                   -        $     1.22
                                                   ==========      ==========          ==========       ==========
Weighted average number of common shares
    outstanding (basic)                            21,393,566                                           21,393,566
                                                   ==========                                           ==========
Weighted average number of common shares
    outstanding (diluted)                          22,565,806                                           22,565,806
                                                   ==========                                           ==========

(1) Includes reclassification of sales incentives (previously reported in operating expenses) and shipping and handling costs (previously reported in operating expenses) pursuant to EITF 01-9 and 00-10, respectively.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(2)  Amounts reflect adjustments for (a) revenue recognition.
(3)  Amounts reflect adjustments for (i) operating expense reclassification.
(4)  Amounts restated to reflect adjustments for (h) income taxes.
(5)  Amounts reflect adjustments for (f) sales incentives.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                           NOVEMBER 30, 2001
                                                  --------------------------------------------------------------------
                                                                      RESTATEMENT      RECLASSIFICATION
                                                   AS REPORTED(1)     ADJUSTMENTS        ADJUSTMENTS       AS RESTATED
                                                   -----------        -----------       -------------      -----------
Net sales                                            $1,256,634       $ 19,957(2)(6)               -       $1,276,591
Cost of sales                                         1,167,208         17,969(2)(4)      $   20,024(3)     1,205,201
                                                     ----------       --------            ----------       ----------
Gross profit                                             89,426          1,988               (20,024)          71,390
                                                     ----------       --------            ----------       ----------
Operating expenses:
    Selling                                              30,039              -                     -           30,039
    General and administrative                           46,405            687(4)               (587)(3)       46,505
    Warehousing and technical support                    23,519              -               (19,437)(3)        4,082
                                                     ----------       --------            ----------       ----------
      Total operating expenses                           99,963            687               (20,024)          80,626
                                                     -----------      --------            ----------       ----------
Operating income (loss)                                 (10,537)         1,301                     -           (9,236)

Total other income (expense), net                        (2,246)                                   -           (2,246)
                                                     ----------                           ----------       ----------
Income (loss) before provision for (recovery of)
    income taxes and minority interest                  (12,783)         1,301                     -          (11,482)
Provision for (recovery of) income taxes                 (3,937)           310(5)                  -           (3,627)
Minority interest                                           637             20(7)                  -              657
                                                     ----------       --------            ----------       ----------
Net income (loss)                                    $   (8,209)      $  1,011                     -       $   (7,198)
                                                     ==========       ========            ==========       ==========

Net income (loss) per common share (basic)           $    (0.38)      $   0.05                     -       $    (0.33)
                                                     ==========       ========            ==========       ==========
Net income (loss) per common share (diluted)         $    (0.38)      $   0.05                     -       $    (0.33)
                                                     ==========       ========            ==========       ==========
Weighted average number of common shares
    outstanding (basic)                              21,877,100                                            21,877,100
                                                     ==========                                            ==========
Weighted average number of common shares
    outstanding (diluted)                            21,877,100                                            21,877,100
                                                     ==========                                            ==========

(1) Includes reclassification of sales incentives (previously reported in operating expenses) and shipping and handling costs (previously reported in operating expenses) pursuant to EITF 01-9 and 00-10, respectively.
(2) Amounts reflect adjustments for (a) revenue recognition and (b) timing of revenue .
(3)  Amounts reflect adjustments for (i) operating expense reclassification.
(4)  Amount reflect adjustments for (c) litigation.
(5)  Amount restated to reflect adjustments for (h) income taxes.
(6)  Amount reflect adjustments for (f) sales incentives.
(7)  Amount reflects impact of the restatement adjustments on minority interest.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          NOVEMBER 30, 2001
                                                                                     ---------------------------
                                                                                             RESTATEMENT
                                                                             AS REPORTED     ADJUSTMENTS     AS RESTATED
                                                                             -----------     -----------     -----------
ASSETS
Current assets:
   Cash                                                                      $    3,025              -         $  3,025
   Accounts receivable, net                                                     238,476**     $   (119)         238,357
   Inventory, net                                                               225,662             97          225,759
   Receivable from vendor                                                         6,919            (91)           6,828
   Prepaid expenses and other current assets                                      7,632              7            7,639
   Deferred income taxes, net                                                    11,997            (32)          11,965
                                                                             ----------       --------         --------
      Total current assets                                                      493,711           (138)         493,573
Investment securities                                                             5,777              -            5,777
Equity investments                                                               10,268              -           10,268
Property, plant and equipment, net                                               25,687              -           25,687
Excess cost over fair value of assets acquired and other intangible
   assets, net                                                                    4,742              -            4,742
Deferred income taxes, net                                                        3,148              -            3,148
Other assets                                                                      1,302              -            1,302
                                                                             ----------       --------         --------
      Total assets                                                           $  544,635        $  (138)        $544,497
                                                                             ==========       ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $   57,162              -         $ 57,162
   Accrued expenses and other current liabilities                                41,854       $    283           42,137
   Accrued sales incentives                                                      11,267        (2,793)            8,474
   Income taxes payable                                                           3,035          1,119            4,154
   Bank obligations                                                              92,213              -           92,213
   Notes payable                                                                  5,267              -            5,267
                                                                             ----------       --------         --------
      Total current liabilities                                                 210,798        (1,391)          209,407
Long-term debt                                                                        -              -                -
Capital lease obligation                                                          6,196              -            6,196
Deferred income taxes payable                                                         -              -                -
Deferred compensation                                                             3,844             -             3,844
                                                                             ----------       --------         --------
      Total liabilities                                                         220,838         (1,391)         219,447
                                                                             ----------       --------         --------
Minority interest                                                                 1,851            (21)           1,830
                                                                             ----------       --------         --------
Stockholders' equity:
   Preferred stock, liquidation preference of $2,500                              2,500              -            2,500
   Common stock:
      Class A                                                                       207              -              207
      Class B                                                                        22              -               22
   Paid-in capital                                                              250,785              -          250,785
   Retained earnings                                                             82,162          1,274           83,436
   Accumulated other comprehensive loss                                          (6,344)             -           (6,344)
   Treasury stock, at cost, 909,537 and 1,072,737 Class A common
      stock 2001 and 2002, respectively                                          (7,386)             -           (7,386)
                                                                             ----------       --------         --------
      Total stockholders' equity                                                321,946          1,274          323,220
                                                                             ----------       --------         --------
Commitments and contingencies
      Total liabilities and stockholders' equity                             $  544,635       $   (138)        $544,497
                                                                             ==========       ========         ========

** The Company reclassified $11,267 of sales incentives from accounts receivable to accrued sales incentives.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         As a result of the restatement for fiscal 2000 and 2001, there has not been any changes to the Company's cash flows from operations, investing activities, or financing activities from previously reported amounts.

(3)      Issuance of Subsidiary Shares

         On May 29, 2002, Toshiba Corporation (Toshiba) purchased an additional 20% of ACC, approximately 31 shares at approximately $774 per share, for approximately $23,900 in cash, bringing Toshiba's total ownership interest in Audiovox Communications Corp. (ACC) to 25%. In addition, Toshiba paid $8,100 in exchange for an $8,100 convertible subordinated note (the Note). The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principal amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years. In accordance with the provisions of the Note, Toshiba may convert the balance of the Note into additional shares of ACC in order to maintain a 25% interest in ACC, but under no circumstances can Toshiba convert the Note to exceed a 25% interest in ACC.

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

         The Company has historically been the exclusive distributor for Toshiba in the United States and Canada. In connection with the transaction, ACC and Toshiba formalized this distribution arrangement whereby ACC is Toshiba's exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico and all countries in the Caribbean and Central and South America through May 29, 2007. The distribution agreement provides for 30-day payment terms. The distribution agreement established certain annual minimum purchase targets for ACC's purchase of Toshiba products for each fiscal year during the entire term of the agreement. In the event that ACC fails to meet the minimum purchase target, Toshiba shall have the right to convert ACC's exclusive distributorship to a non-exclusive distributorship for the remaining term of the agreement. Also, in accordance with the terms of the stockholders agreement, upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement, Toshiba maintains a put right and the Company a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Pursuant to the agreement, the put right is only exercisable if ACC terminates the distribution agreement or if another strategic investor acquires a direct or indirect equity ownership interest in excess of 20% in the Company. The call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         five (5) year term.

         Additionally, ACC entered into an employment agreement with the President and Chief Executive Officer (the Executive) of ACC through May 29, 2007. Under the agreement, ACC is required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC's annual earnings before income taxes. The Company, under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the Executive, to be allocated by the Executive. The bonus was for services previously rendered and, accordingly, the bonus has been included in general and administrative expenses in the accompanying statements of operations for the year ended November 30, 2002. The Executive was required to utilize all or a portion of the bonus allocated to him to repay the remaining outstanding principal and accrued interest owed by the Executive to the Company pursuant to the unsecured promissory note in favor of the Company. During the year ended November 30, 2002, the Executive was paid $1,800 less an amount outstanding under a promissory note of $651.

         As a result of the issuance of ACC's shares, the Company recognized a gain, net of expenses of $1,735, of $14,269 ($8,847 after provision for deferred taxes) during the quarter ended May 31, 2002. The gain represents the excess of the sale price per share over the carrying amount per share multiplied by the number of shares issued to Toshiba. The gain on the issuance of the subsidiary's shares has been recognized in the accompanying consolidated statements of operations for the year ended November 30, 2002 in accordance with the Company's policy on the recognition of such transactions, which is an allowable method under Staff Accounting Bulleting Topic 5.H.

         Toshiba's minority interest income (expense) in ACC included in the years ended November 30, 2000, 2001 and 2002 was ($1,094), $501 and
         $4,741 , respectively. Minority interest is included in the pre-tax income (loss) in the segment data.

(4)      Supplemental Cash Flow Information

         The following is supplemental information relating to the consolidated statements of cash flows:


                                                For the Years Ended November 30,
                                                --------------------------------
                                                 2000         2001         2002
                                                 ----         ----         ----
         Cash paid during the years for:
         Interest, excluding bank charges      $ 4,870      $ 3,883      $ 1,303
         Income taxes                          $21,069      $ 3,550      $ 2,478

         Non-cash Transactions:

         During 2000, the Company exercised its option to convert 800,000 Japanese yen (approximately

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         $7,595) of Shintom Co. Ltd. (Shintom) convertible debentures (Shintom debentures) into approximately 33,900,000 shares of Shintom common stock, respectively (Note 9).

         During the years ended November 30, 2000, 2001 and 2002, the Company recorded an unrealized holding gain (loss) relating to available-for-sale marketable equity securities, net of deferred income taxes, of $(10,119), $(831) and $422, respectively, as a separate component of accumulated other comprehensive income (loss) (Note 19).

         During 2000, $535 of its $65,000 6 1/4% subordinated debentures were converted into 30,170 shares of Class A common stock (Note 15).

         During 2001, 314,800 warrants were exercised and converted into 314,800 shares of common stock (Note 18(d)).

(5)      Transactions With Major Suppliers

         (a)      ACC  Dividend

                  In February 2001, the board of directors of ACC declared a dividend payable to its shareholders, Audiovox Corporation, a then 95% shareholder, and Toshiba, a then 5% shareholder for their respective share of net income for the previous fiscal years. ACC paid Toshiba its share of the dividend, which approximated $1,034 in the first quarter of 2001. There were no dividends declared during fiscal 2002.

         (b)      Sale/Leaseback Transaction

                  In April 2000, AX Japan purchased land and a building (the Property) from Shintom Co., Ltd. (Shintom) for 770,000,000 Yen (approximately $7,300) and entered into a leaseback agreement whereby Shintom leased the Property from AX Japan for a one-year period. This lease is being accounted for as an operating lease by AX Japan. Shintom is a stockholder who owns all of the outstanding preferred stock of the Company and is a manufacturer of products purchased by the Company through its previously-owned equity investee, TALK Corporation (TALK). The Company currently holds stock in Shintom and has previously invested in Shintom convertible debentures (Note 9).

                  The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building have been included in property, plant and equipment, and the loans have been recorded as notes payable on the accompanying consolidated balance sheet as of November 30, 2001 . Changes arising from the fluctuations in the Yen exchange rate have been reflected as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheets. Vitec is a major supplier to Shintom,

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  and Pearl is an affiliate of Vitec. The loans bear interest at 5% per annum, and principle is payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl are subordinated completely to the loan from the Company and, in liquidation, the Company receives payment first.

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

                  In October 2002, the Company sold all of its shares in AX Japan to RMS Co., Ltd., an unrelated party to the Company. The purchase price of the shares was 60,000 Yen. As a result of this transaction, the purchaser repaid in full 113,563 Yen which represented the full balance of amounts then owed to the Company by AX Japan. The agreement required the purchaser to immediately change the name of AX Japan to RMS Co., Ltd., and the Company resigned from all officer and board of directors positions. The

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Company has no further relationship or obligations, whether contingent or direct to RMS Co., Ltd., formerly known as AX Japan.

                  As a result of the completion of this transaction, all assets and liabilities of Audiovox Japan have been removed from the accompanying consolidated balance sheet as of November 30, 2002, specifically the land and the building and the notes payable for the Vitec Co., Ltd (Vitec) 150,000 Yen loan and the Pearl First (Pearl) a 140,000 Yen loan. As a result of this transaction, the Company recovered in Yen its initial investment in AX Japan as well as its loan to finance the purchase of the land and building. However, the Company recognized a $338 loss on the sale of its shares in AX Japan, as the sales price was less than the value of the net assets of AX Japan sold to Vitec. Contributing to the loss on sale were foreign currency loss and other expenses that will not be recovered. The loss on the sale of the shares of AX Japan has been included in other net on the accompanying consolidated statements of operations for the year ended November 30, 2002.

                  In connection with the April 2000 transaction, the Company received 100,000,000 Yen ($922) from Shintom for its 2,000 shares of TALK stock. The Company had the option to repurchase the shares of TALK at a purchase price of 50,000 Yen per share, with no expiration date. Given the option to repurchase the shares of TALK, the Company did not surrender control over the shares of TALK and, accordingly, had not accounted for this transaction as a sale. In August 2000, the Company surrendered its option to repurchase the shares of TALK. As such, the Company recorded a gain on the sale of shares in the amount of $427 in August 2000.

         (c)      Inventory Purchases - Shintom and TALK

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

                  Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 7%, 1.5% and 0.7% for the years ended November 30, 2000, 2001 and 2002, respectively, of total inventory purchases. At November 30, 2000, 2001 and 2002, the Company had recorded $1, $331 and $13, respectively, of liability due to TALK for inventory purchases included in accounts payable. There were no documentary acceptance obligations payable to TALK as of November 30, 2000, 2001 and 2002. At November 30, 2000, 2001
                  and 2002, the Company had recorded a receivable from TALK in the amount of $3,823, $265 and $0, respectively, a portion of which is payable with interest (Note 8), which is reflected in receivable from vendors

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  on the accompanying consolidated financial statements.

         (d)      Inventory Purchases - Other

                  Inventory purchases from two major suppliers approximated 72%, 75% and 67% of total inventory purchases for the years ended November 30, 2000, 2001 and 2002, respectively. Although there are a limited number of manufacturers of its products, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in product availability and a possible loss of sales, which would affect operating results adversely.

(6)      Business Acquisition

         On March 15, 2002, Code Systems, Inc. (Code), a wholly-owned subsidiary of Audiovox Electronics Corp., purchased certain assets of Code-Alarm, Inc., an automotive security product company. The results of operations of Code-Alarm, Inc. are included in the accompanying consolidated financial statements from the date of purchase. The purchase price consisted of approximately $7,100, paid in cash at the closing, and a debenture (CSI Debenture) whose value is linked to the future earnings of Code, however, in accordance with the terms of the agreement, the CSI debenture has an initial estimated value of $40,000. The payment of any amount under the terms of the CSI Debenture is based on performance and is scheduled to occur in the first calendar quarter of 2006. The Company accounted for the transaction in accordance with the purchase method of accounting. As a result of the transaction, goodwill of $1,854 was recorded. The allocation of the purchase price is pending the final determination of certain acquired balances. Any payments made under the terms of the CSI Debenture in the future will be reflected as a component of goodwill. Proforma results of operations were not provided as the amounts were deemed immaterial to the consolidated financial statements of the Company.

         Simultaneous with this business acquisition, the Company entered into a purchase and supply agreement with a third party. Under the terms of this agreement, the third party will purchase or direct its suppliers to purchase certain products from the Company. In exchange for entering into this agreement, the Company issued 50 warrants in its subsidiary, Code, which vest immediately. These warrants were deemed to have minimal value based upon the current value of Code. Furthermore, the agreement calls for the issuance of additional warrants based upon the future operating performance of Code. Based upon the contingent nature of these warrants, no recognition was given to these contingent warrants in the accompanying consolidated financial statements.



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(7)      Accounts Receivable

         Accounts receivable is comprised of the following:


                                                           November 30,
                                                   -------------------------
                                                       2001            2002
                                                       ----            ----
                                                   As Restated
                                                   -----------

         Trade accounts receivable and other        $245,289        $195,228
         Less:
            Allowance for doubtful accounts            4,715           6,829
            Allowance for cellular deactivations       2,035           1,628
            Allowance for cash discounts                 182             207
                                                    --------        --------
                                                    $238,357        $186,564
                                                    ========        ========

(8)      Receivable from Vendor

         The Company recorded receivable from vendor in the amount of $6,828 and $14,174 as of November 30, 2001 and 2002, respectively. Receivable from vendor represents prepayments on product shipments, defective product reimbursements and interest receivable at a rate of 4.03% at November 30, 2001, on amounts due from TALK (Note 5) and $4,550 at November 30, 2001 for reimbursements for costs incurred by the Company for upgrades that were performed by the Company in 2001 on certain models which Toshiba manufactured. At November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 for price protection and software upgrades. Subsequent to November 30, 2002 the receivables from Toshiba were paid in full.

(9)      Investment Securities

         As of November 30, 2001, the Company's investment securities consist of $1,933 of available-for- sales marketable securities, which consist primarily of 1,530,000 shares of CellStar Common Stock and 1,904,000 shares of Shintom common stock and trading securities of $3,844, which consist of mutual funds that are held in connection with the deferred compensation plan. As of November 30, 2002, the Company's investment securities consist of $1,455 of available-for- sales marketable securities, which relates to 306,000 shares (after a 5 for 1 reverse stock split) of CellStar Common Stock, 1,904,000 shares of Shintom Common Stock and trading securities of $3,949 which consist of mutual funds that are held in connection with the deferred compensation plan. During the fourth quarter of fiscal 2002, the Company recorded a $1,158 other-than-temporary impairment of its Shintom common stock.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The cost, gross unrealized gains and losses and aggregate fair value of the investment securities available-for-sale as of November 30, 2001 and 2002 were as follows:

                                         2001                                                2002
                       ----------------------------------------    --------------------------------------------------------

                                       Gross                                        Gross        Other-than-
                                     Unrealized      Aggregate                   Unrealized       Temporary       Aggregate
                                       Holding          Fair                       Holding       Impairment          Fair
                          Cost      Gain (Loss)        Value          Cost       Gain (Loss)       Charge           Value
                          ----      -----------       -------         ----       -----------      -------          ------
CellStar Common
   Stock                $ 2,401      $ (1,055)        $ 1,346       $ 2,401        $ (966)               -         $ 1,435
Shintom Common
  Stock                   1,179          (592)            587         1,179            -         $ (1,158)              21
                        -------      ---------        -------       -------        -------       ---------         -------
                        $ 3,580      $ (1,647)        $ 1,933       $ 3,580        $ (966)       $ (1,158)         $ 1,456
                        =======      =========        =======       =======        =======       =========         =======

         Related deferred tax assets of $626 and $599 were recorded at November 30, 2001 and 2002, respectively, as a reduction to the unrealized holding loss included in accumulated other comprehensive loss.

         During 2000, the Company exercised its option to convert 800,000 Japanese yen of Shintom debentures into shares of Shintom common stock. The Company sold the Shintom common stock, yielding net proceeds of $12,376 and a gain of $1,850.

         During 2000, the Company sold 200,000 shares of its CellStar common stock yielding net proceeds of $851 and a gain of $537.

         During the fourth quarter of fiscal 2002, the Company recorded a $1,158 other-than-temporary impairment of its Shintom common stock.

         During 2001 and 2002, the net unrealized holding loss on trading securities that has been included in earnings is $779 and $558, respectively.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(10)     Property, Plant and Equipment

         A summary of property, plant and equipment, net, is as follows:

                                                                   November 30,
                                                           --------------------------
                                                               2001        2002
                                                               ----        ----
         Land                                                $ 4,493    $     363
         Buildings                                             4,168        1,605
         Property under capital lease                          7,246        7,142
         Furniture, fixtures and displays                      2,129        2,404
         Machinery and equipment                               6,590        8,204
         Computer hardware and software                       13,108       14,467
         Automobiles                                             658          769
         Leasehold improvements                                4,117        4,305
                                                           ---------    --------
                                                              42,509       39,259
         Less accumulated depreciation and amortization      (16,822)     (20,878)
                                                           ---------    ---------
                                                           $  25,687     $ 18,381
                                                           =========    ========

         The amortization of the property under capital lease is included in depreciation and amortization expense.

         Computer software includes approximately $2,396 and $1,450 of unamortized costs as of November 30, 2001 and 2002, respectively, related to the acquisition and installation of management information systems for internal use.

         Depreciation and amortization of plant and equipment amounted to $3,426, $4,174 and $4,768 for the years ended November 30, 2000, 2001 and 2002, respectively. Included in accumulated depreciation and amortization is amortization of computer software costs of $702, $776 and $850 for the years ended November 30, 2000, 2001 and 2002, respectively. Included in accumulated depreciation and amortization is amortization of property under capital lease of $240 for each of the years ended November 30, 2000, 2001 and 2002, respectively.

(11)     Equity Investments

         As of November 30, 2002, the Company's 72% owned subsidiary, Audiovox Communications Sdn. Bhd., had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. In addition, the Company had a 20% ownership interest in Bliss-tel which distributes cellular telephones and accessories in Thailand, and the Company had 50% non-controlling ownership interests in three other entities: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments; ASA which acts as a distributor to specialized markets for RV's and van conversions, of televisions and other automotive sound, security and accessory products;

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         and G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area.

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

         The Company previously held a 30.8% investment in TALK which was disposed of during fiscal 2000 (Notes 5 and 8).

         The Company's net sales to the equity investees amounted to $3,233, $2,656 and $3,504 for the years ended November 30, 2000, 2001 and 2002, respectively. The Company's purchases from the equity investees amounted to $119,444, $5,592 and $1,883 for the years ended November 30, 2000, 2001 and 2002, respectively. The Company recorded $1,432, $746 and $644 of outside representative commission expenses for activations and residuals generated by G.L.M. on the Company's behalf during fiscal year 2000, 2001 and 2002, respectively.

         Included in accounts receivable at November 30, 2001 and 2002 are trade receivables due from its equity investments aggregating $561 and $817, respectively. At November 30, 2001 and 2002, included in accounts payable and other accrued expenses were obligations to equity investments aggregating $13 and $6, respectively.

         For the years ended November 30, 2000, 2001 and 2002, interest income earned on equity investment notes and other receivables approximated $602, $157 and $2, respectively. Interest expense on documentary acceptances payable to TALK approximated $11 in 2000.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The following summary financial information reflects the interest of ASA. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. Furthermore, based upon the lack of significance to the consolidated financial information of the Company, no summary financial information for the Company's other equity investments has been provided herein:


                                                       As of November 30,
                                                       2001        2002
                                                       ----        ----

         Current assets                              $18,225     $20,533
         Non-current assets                            2,395       2,332
         Current liabilities                           2,794       3,447
         Non-current liabilities                           -           -
         Members' equity                              17,826      19,418


                                                    Twelve Months Ended
                                                        November 30,
                                                 2000        2001      2002
                                                 ----        ----      ----

         Net sales                             $54,875     $63,336   $44,168
         Operating income                        2,617       5,581       216
         Net income                              4,011       6,908     3,486

         The Company's share of income from this unconsolidated equity investment for the fiscal years ended November 30, 2000, 2001 and 2002 was $2,006, $3,454 and $1,743, respectively.

(12)     Unearned Revenue

         As of November 30, 2001 and 2002, included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet, is $8,314 and $0, respectively, of which represents prepayments for future product shipments. The Company recognized the revenue as product shipments were made.

(13)     Financing Arrangements

         (a)      Bank Obligations

                  The Company maintains a revolving credit agreement with various financial institutions which expires July 27, 2004. As of November 30, 2002, the credit agreement provided for $250,000 of available credit (which was subsequently amended on March 13, 2003 to provide for $200,000 of available credit), including $15,000 for foreign currency borrowings.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC. As of November 30, 2002, availability of credit under the credit agreement was a maximum aggregate amount of $250,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. At November 30, 2002, the amount of unused available credit is $102,491. The credit agreement also allows for commitments of $50,000 in forward exchange contracts.

                  Outstanding short-term obligations under the credit agreement at November 30, 2001 and 2002 were as follows:


                                                        November 30,
                                                 ------------------------
                                                    2001          2002
                                                    ----          ----

                        Revolving Credit Notes     $13,525      $16,883
                        Eurodollar Notes            73,000       20,000
                                                  --------      -------
                                                   $86,525      $36,883
                                                   =======      =======

                  Interest rates are as follows: revolving credit notes at Prime Rate at November 30, 2000, 0.25% above the Prime Rate at November 30, 2001 and 0.50% above the Prime Rate at November 30, 2002 which was 9.5%, 5.5% and 4.8% at November 30, 2000,
                  2001 and 2002, respectively. Eurodollar Notes at 1.25% above Libor at November 30, 2000, 1.75% above Libor at November 30, 2001 and 2.50% above Libor at November 30, 2002 which was 6.8%, 3.4% and 3.9% at November 30, 2000, November 30, 2001
                  and November 30, 2002, respectively. The Company pays a commitment fee on the unused portion of the credit line.

                  The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

                  At May 31, 2001, November 30, 2001 and 2002, and the first quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants. Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company's fiscal year-end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company's quarter end. The Company received a waiver for the November 30, 2001 pre-tax income violation subsequent to its issuance of the November 30, 2001 financial statements. In addition, the Company received waivers for the May 31, 2001 and February 28, 2002 violations.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  The Company has not received waivers for the November 30, 2002 violation of a particular pre-tax income covenant or delivery of audited financial statements 90 days after the Company's fiscal year-end. Accordingly, as of November 30, 2001 and 2002, the Company's outstanding domestic obligations of $86,525 and 36,883, have been classified as current on the accompanying consolidated financial statements, respectively. Management is in the process of requesting a waiver for the November 30, 2002 and February 28, 2003 violations. While the Company was able to obtain waivers for such violations in 2001 and the first quarter ended February 28, 2002, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in bank obligations outstanding at May 15, 2003 of $0. This credit agreement has no cross covenants with the other credit facilities described below.

                  The Company also has revolving credit facilities in Malaysia (Malaysian Credit Agreement) to finance additional working capital needs. As of November 30, 2002, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $5,000. The credit facilities are partially secured by three standby letters of credit of $1,300, $800 and $800 and are payable upon demand or upon expiration of the standby letters of credit on January 15, 2003, August 31, 2003 and August 31, 2003, respectively. The obligations of the Company under the Malaysian Credit Agreement are also secured by the property and building owned by Audiovox Communications Sdn. Bhd. Outstanding obligations under the Malaysian Credit Agreement at November 30, 2001 and 2002 were approximately $3,514 and $3,317, respectively. At November 30, 2001, interest on the credit facility ranged from 6.5% to 7.0%. At November 30, 2002, interest on the credit facility ranged from 4.75% to 6.0%.

                  As of November 30, 2001 and 2002, Audiovox Venezuela had notes payable of approximately 1,622,834 and 0 Venezuelan Bolivars ($2,074 and $0 at November 30, 2001 and 2002) outstanding to a bank. Interest on the notes payable was 10.7%. The notes payable were secured by a standby letter of credit in the amount of $3,500 by the Company and was payable upon demand or upon expiration of the standby letter of credit on May 31, 2002. The Company has not extended this line of credit as of November 30, 2002.

                  The Company also has a revolving credit facility in Brazil to finance additional working capital needs. The Brazilian credit facility is secured by the Company under a standby letter of credit in the amount of $200, which expires on December 9, 2002 and is payable on demand or upon expiration of the standby letter of credit. At November 30, 2001 and 2002, outstanding obligations under the credit facility were 254 and 172 Brazilian

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  Bolivars ($100 and $48), respectively, and interest on the credit facility ranged from 19% to 29%.

                  At November 30, 2001, the Company had additional outstanding standby letters of credit aggregating $640 which expire on various dates from May 2003 to July 2003.

                  The maximum month-end amounts outstanding under all bank borrowing facilities during the years ended November 30, 2000, 2001 and 2002 were $156,854, $94,291 and $59,222, respectively. Average borrowings during the years ended November 30, 2000, 2001 and 2002 were $52,010, $49,692 and
                  $21,747, respectively, and the weighted average interest rates were 8.9%, 8.2% and 9.1%, respectively.

         (b)      Documentary Acceptances

                  The Company had various unsecured documentary acceptance lines of credit available with suppliers to finance inventory purchases. The Company does not have written agreements specifying the terms and amounts available under the lines of credit. There were no documentary acceptances outstanding at November 30, 2001 and 2002.

                  The maximum month-end documentary acceptances outstanding and average borrowings during the year ended November 30, 2002 was $0 and $85,473, respectively.
(14)     Notes Payable

         A summary of notes payable follows:


                                                           November 30,
                                                      --------------------
                                                        2001        2002
                                                        ----        ----
          Note payable due to Vitec (Note 5(b))        $ 4,051         -
          Note payable due to Pearl (Note 5(b))          1,216         -
                                                       -------     -----
                                                       $ 5,267         -
                                                       =======     =====

         The notes bear interest at 5% and are payable in equal monthly installments over a six-month period beginning in October 2000. As a result of the extension of Shintom's option to repurchase the Property or purchase all of the shares of stock of AX Japan (Note 5(b)), the commencement of repayment was delayed to April 2001 and again to March 2002. Accordingly, the notes payable have been classified as current in the accompanying consolidated balance sheet as of November 30, 2001. In connection with the sale of the shares of Audiovox Japan, the notes have been eliminated from the accompanying consolidated balance sheet as of November 30, 2002.



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(15)     Long-Term Debt

         On March 15, 1994, the Company completed the sale of $65,000, 6 1/4% subordinated debentures due 2001 and entered into an indenture agreement. The subordinated debentures were convertible into shares of the Company's Class A common stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances. The indenture agreement contained various covenants. The bonds were subject to redemption by the Company in whole, or in part, at any time after March 15, 1997, at certain specified amounts. On May 9, 1995, the Company issued warrants to certain beneficial holders of these subordinated debentures.

         During fiscal 2000, holders of the Company's $65,000, 6 1/4% subordinated convertible debentures exercised their option to convert $534 debentures for 30,170 shares of the Company's Class A common stock. As a result of this conversion and the conversions that took place prior to 2000, the remaining subordinated debentures of $486 was included as current installments of long-term debt at November 30, 2000. During 2001, the Company paid $486 to the remaining holders of the Company's subordinated convertible debentures as such there is no convertible debentures outstanding at November 30, 2001 or 2002.

         On October 20, 1994, the Company issued a note payable for 500,000 Japanese Yen to finance its investment in TALK (Note 4(c)). The note was scheduled to be repaid on October 20, 2004 and bore interest at 4.1%. The note could be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender. The lender had an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value of the note at any time after October 20, 1995. In October 2000, the Company exercised its option to repay the note by returning the 10,000 shares of its TALK investment to the lender. In connection with the transaction, the Company recognized an extraordinary gain in the amount of $2,189 representing the difference between the loan, which approximated $4,578, and the Company's recorded investment in TALK, which approximated $2,389, at the time of the transaction.

         On May 29, 2002, Toshiba purchased an additional 20% of ACC. In connection with the transaction, an $8,100 convertible subordinated note (the Note) was issued to Toshiba. The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principle amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years. In accordance with the provisions of the Note, Toshiba may convert the balance of the Note into additional shares of ACC in order to maintain a maximum 25% interest in ACC.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(16)     Income Taxes

         The components of income (loss) before the provision for (recovery of) income taxes are as follows:


                                               November 30,
                                -----------------------------------------
                                     2000            2001          2002
                                     ----            ----          ----
                                As Restated      As Restated
                                -----------      -----------

          Domestic Operations       $39,317       $ (11,535)     $(7,584)
          Foreign Operations          2,826              53        1,181
                                    -------       ---------      -------
                                    $42,143       $ (11,482)     $(6,403)
                                    =======       =========      =======

         Total income tax expense (benefit) was allocated as follows:


                                                                  November 30,
                                                     ------------------------------------
                                                         2000         2001          2002
                                                         ----         ----          ----
                                                     As Restated   As Restated
                                                     -----------   -----------
         Statement of operations                      $15,766       $ (3,627)     $12,932
         Stockholders' equity:
            Unrealized holding gain (loss) on
                 investment securities recognized
                 for financial reporting purposes      (6,202)          (509)         260
            Unrealized holding gain (loss) on
                 equity collar recognized for
                 financial reporting purposes             570              -            -
            Income tax benefit of employee stock
                 option exercises                      (1,270)             -          (17)
                                                      -------       --------      -------
                 Total income tax expense
                 (benefit)                            $ 8,864       $ (4,136)     $13,175
                                                      =======       ========      =======

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The provision for (recovery of) income taxes is comprised of:


                             Federal      Foreign         State        Total
                             -------      -------         -----        -----

         2000:
         As Restated
            Current        $ 19,210      $    656      $  1,934     $ 21,800
            Deferred         (4,481)         (704)         (849)      (6,034)
                           --------      --------      --------     --------
                           $ 14,729      $    (48)     $  1,085     $ 15,766
                           ========      ========      ========     ========


         2001:
         As Restated
            Current        $ (1,751)     $    359      $  1,097     $   (295)
            Deferred         (2,407)          153        (1,078)      (3,332)
                           --------      --------      --------     --------
                           $ (4,158)     $    512      $     19     $ (3,627)
                           ========      ========      ========     ========

         2002:
            Current        $   (525)     $  1,604      $  1,949     $  3,028
            Deferred          8,645           180         1,079        9,904
                           --------      --------      --------     --------
                           $  8,120      $  1,784      $  3,028     $ 12,932
                           ========      ========      ========     ========

         A reconciliation of the provision for income taxes computed at the Federal statutory rate to income (loss) before income taxes and minority interest and the actual provision for income taxes is as follows:

                                                                    November 30,
                                     ------------------------------------------------------------------------------
                                             2000                       2001                        2002
                                     ----------------------  -------------------------  ---------------------------
                                         As Restated                As Restated
                                     ----------------------  -------------------------
Tax provision at  Federal statutory
   rates                             $14,750         35.0%     $(4,019)       (35.0)%      $(2,241)      (35.0)%
State income taxes, net of Federal
   benefit                               705          1.7           12          0.1            338         5.3
Increase (decrease) in beginning-
   of-the-year balance of the
   valuation allowance for
   deferred tax assets                (1,041)        (2.5)        (227)        (2.0)        13,090       204.4
Foreign tax rate differential            (59)        (0.1)         448          4.0          1,372        21.4
Permanent and other, net               1,411          3.3          159          1.3            373         5.9
                                     -------        -----      -------       -------       -------       -----
                                     $15,766         37.4%     $(3,627)       (31.6)%      $12,932       202.0%
                                     =======        =====      =======       =======       =======       =====

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The significant components of deferred income tax (recovery) expense for the years ended November 30, 2001 and 2002 are as follows:


                                                                               November 30,
                                                                       ---------------------------
                                                                          2001           2002
                                                                          ----           ----
                                                                       As Restated
                                                                       -----------
         Deferred tax expense (recovery) (exclusive of the
              effect of other components listed below)                  $ (3,105)     $   (3,186)
         Increase (decrease) in beginning-of-the-year  balance of
              the valuation allowance for deferred tax assets               (227)         13,090
                                                                        ---------     ----------
                                                                        $ (3,332)     $    9,904
                                                                        =========     ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:


                                                                               November 30,
                                                                       ---------------------------
                                                                           2001          2002
                                                                           ----          ----
                                                                       As Restated
                                                                       -----------
         Deferred tax assets:
              Accounts receivable, principally due to allowance
                 for doubtful accounts and cellular deactivations        $ 1,971       $  1,723
              Inventory, principally due to additional costs
                 capitalized for tax purposes pursuant to the Tax
                 Reform Act of 1986                                        1,043          1,617
              Inventory, principally due to valuation reserve              5,421          7,521
              Accrual for future warranty costs                            3,241          3,249
              Plant, equipment and certain intangibles, principally
                 due to depreciation and amortization                      1,442          1,863
              Net operating loss carryforwards, federal, state and
                 foreign                                                     870          4,926
              Foreign tax credits                                              -          1,347
              Accrued liabilities not currently deductible and other         746            520
              Investment securities                                          463            719
              Deferred compensation plans                                  1,492          1,537
                                                                        --------       --------
                   Total gross deferred tax assets                        16,689         25,022
              Less: valuation allowance                                     (116)       (13,206)
                                                                        --------       ---------
                   Net deferred tax assets                                16,573         11,816
                                                                        --------       --------
         Deferred tax liabilities:
              Issuance of subsidiary shares                               (1,460)        (6,867)
                                                                        --------       ---------
                   Total gross deferred tax liabilities                   (1,460)        (6,867)
                                                                        --------       ---------
                   Net deferred tax asset                               $ 15,113       $  4,949
                                                                        ========       ========

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The net change in the total valuation allowance for the year ended November 30, 2002 was an increase of $13,090, primarily resulting from a valuation allowance recorded on certain of ACC's deferred tax assets. After this valuation allowance, the net deferred tax assets remaining on the consolidated balance sheet represent deferred tax assets generated from the Electronics Group.

         A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on the Electronics Group's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Electronics Group's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Electronics Group will realize the benefit of the net deferred tax assets existing at November 30, 2002. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Electronics Group generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable by the Electronics Group, therefore, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         At November 30, 2002, the Wireless Group had a net operating loss carryforward for federal income tax purposes of approximately $7,468, which is available to offset future taxable income, if any, which will expire through the year ended November 30, 2022.

(17)     Capital Structure

         The Company's capital structure is as follows:

                                                                                                               Voting
                                                                                                               Rights
                                 Par                                                     Shares                 Per     Liquidation
          Security              Value          Shares Authorized                      Outstanding              Share      Rights
          --------              -----    ------------------------------      ------------------------------    -----      ------
                                                  November 30,                        November 30,
                                         ------------------------------      ------------------------------
                                              2001            2002                2001            2002
                                              ----            ----                ----            ----
                                                                                                                        $50 per
Preferred Stock             $50.00               50,000          50,000              50,000          50,000       -      share

Series Preferred Stock        0.01            1,500,000       1,500,000                   -               -       -         -

                                                                                                                        Ratably
                                                                                                                         with
Class A   Common Stock        0.01           60,000,000      60,000,000          19,706,309      19,559,445     One     Class B

                                                                                                                        Ratably
                                                                                                                         with
Class B   Common Stock        0.01           10,000,000      10,000,000           2,260,954       2,260,954     Ten    Class A


                                                                     (Continued)

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

       The 50,000 shares of non-cumulative Preferred Stock outstanding are owned by Shintom (see Notes 5 and 9) and have preference over both classes of common stock in the event of liquidation or dissolution.

       The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). As of November 30, 2001 and 2002, 909,537 and 1,072,737 shares, respectively, were repurchased under the Program at an average price of $8.12 and $7.93 per share, respectively, for an aggregate amount of $7,386 and $8,511, respectively.

       As of November 30, 2001 and 2002, 2,916,653 and 2,900,317 shares of the
       Company's Class A common stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans. There were no convertible securities or warrants outstanding for the Company at November 30, 2001 and 2002 (Notes 15 and 18(d)). Warrants are outstanding that may be converted into shares of Code (Note 6).

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

       Undistributed earnings from equity investments included in retained earnings amounted to $3,742 and $4,496 at November 30, 2001 and 2002, respectively.

(18)   Stock-Based Compensation and Retirement Plans

       (a)   Stock Options

             The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (ISO's) and non-qualified stock options (NQSO's)

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
             to purchase shares of Class A common stock. Under the plans, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A common stock on the date of grant. The options must be exercisable no later than ten years after the date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.

             Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. No compensation expense was recorded for the years ended November 30, 2001 and 2002.

             Information regarding the Company's stock options is summarized below:

                                                                        Weighted
                                                                        Average
                                                              Number    Exercise
                                                            of Shares    Price
                                                            ---------    -----
             Outstanding at November 30, 1999              2,871,200      11.41
                      Granted                                      -          -
                      Exercised                             (121,300)      6.84
                      Canceled                                     -          -
                                                           ----------    ------
             Outstanding at November 30, 2000              2,749,900      11.61
                      Granted                                      -          -
                      Exercised                              (10,000)      7.69
                      Canceled                                     -          -
                                                           ---------     ------
             Outstanding at November 30, 2001              2,739,900      11.62
                                                           =========     ======
                      Granted                                      -          -
                      Exercised                              (16,336)      7.69
                      Canceled                               (12,500)     13.75
                                                           ---------     ------
             Outstanding at November 30, 2002              2,711,064      11.64
                                                           =========     ======
             Options exercisable at November 30, 2002      2,711,064      11.64
                                                           =========     ======

             At November 30, 2001 and 2002, 176,753 and 189,253 shares, respectively, were available for future grants under the terms of these plans.

             There were no options granted during 2000, 2001 and 2002.

             The Company applies APB No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
             of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro-forma amounts indicated below:

                                                                   2000          2001          2002
                                                                 --------     ---------     ----------
                                                                 Restated     Restated
                                                                 --------     --------
             Net income (loss):
                As reported                                       $27,492     $  (7,198)    $(14,040)
                Stock based compensation expense                    4,434         2,287          864
                                                                  -------     ---------     --------
                Pro-forma                                         $23,058     $  (9,485)    $(14,904)
                                                                  =======     =========     ========

             Net income (loss) per common share (basic):
                As reported                                     $    1.29     $   (0.33)    $  (0.64)
                Pro-forma                                            1.08         (0.43)       (0.68)

             Net income (loss) per common share (diluted):
                As reported                                     $    1.22     $   (0.33)    $  (0.64)
                Pro-forma                                            1.02         (0.43)       (0.68)

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

             Summarized information about stock options outstanding as of November 30, 2002 is as follows:

                                                      Outstanding                                 Exercisable
                                  --------------------------------------------------    -----------------------------
                                                       Weighted          Weighted
                                                       Average           Average                          Weighted
                   Exercise                            Exercise            Life            Number          Average
                    Price             Number            Price           Remaining            of             Price
                    Range           of Shares         of Shares          In Years          Shares         of Shares
             ------------------   --------------    --------------    --------------    ------------    -------------
             $4.63 - $8.00          1,122,864          $ 7.21               4.21         1,122,864         $ 7.21
             $8.01 - $13.00           108,200          $11.61               2.34           108,200         $11.61
             $13.01 - $15.00        1,480,000          $15.00               6.78         1,480,000         $15.00

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (b)      Restricted Stock Plan

                  The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Total restricted stock outstanding, granted under these plans, at November 30, 1999 was 13,750. There were no restricted stock outstanding at November 30, 2000. Awards under the restricted stock plan may be performance- accelerated shares or performance-restricted shares. During fiscal 2000, 6,825 performance-accelerated shares and 4,846 performance-restricted shares were granted. During fiscal 2000, 1,979 performance-restricted shares lapsed (were not earned). There were no performance-restricted accelerated shares or performance-restricted shares granted in 2001 and 2002.

                  Compensation expense for the performance-accelerated shares is recorded based upon the quoted market value of the shares on the date of grant. Compensation expense for the performance-restricted shares is recorded based upon the quoted market value of the shares on the balance sheet date. Compensation expense (income) for these grants for the year ended November 30, 2000 was $40.

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

                  The Company's employee stock purchase plan is a compensatory plan, in accordance with APB No. 25, "Accounting for Stock Issued to Employees", for which the related expense is recorded in the consolidated statement of operations. Accordingly, there would be no impact to the Company's proforma information in accordance with SFAS 123, "Accounting for Stock-Based Compensation" (Note 18(a)).

         (d)      Stock Warrants

                  At November 30, 2000, 344,800 warrants, convertible into Class A Common Stock at $7 1/8, subject to adjustment under certain circumstances, were outstanding. During 2001, 314,800 warrants were exercised and converted into 314,800 shares of common stock. The remaining 30,000 warrants expired in 2001.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         (e)      Stock Appreciation Units

                  In May 2002, the Company granted seven stock appreciation units in ACC to its Chief Executive Officer. Each unit has a value of approximately $774, which was based upon the then fair value per share of ACC based upon the value of shares sold to Toshiba (Note 3).

                  Each stock appreciation unit equals the value of one ACC share. All of these units vested upon the date of grant, however, all of these units are contingent upon the following future events (i) an initial public offering of ACC or (ii) a change of control of ACC as defined. Further, as these specified events were not considered probable at the grant date, fixed award accounting was followed.

         (f)      Profit Sharing Plans

                  The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. Accruals for contributions of $1,000 and $300 were recorded by the Company for the United States plan in fiscal 2000 and 2001, respectively. No accruals for contributions were recorded by the Company in fiscal 2002. Contributions required by law to be made for eligible employees in Canada were not material.

         (g)      Deferred Compensation Plan

                  Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for a select group of management. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plan. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company. The investments, which amounted to $3,949 at November 30, 2002, have been classified as trading securities and are included in investment securities on the accompanying consolidated balance sheet as of November 30, 2002. The return on these underlying investments will determine the amount of earnings credited to the employees. The Company has the option of amending or terminating the Plan at any time. The deferred compensation liability is reflected as a long-term liability on the accompanying consolidated balance sheet as of November 30, 2002. Compensation expense and investment income are recorded in the accompanying consolidated statement

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  of operations in connection with this deferred compensation plan.

(19)     Accumulated Other Comprehensive Income (Loss)

         The change in net unrealized gain (loss) on marketable securities of $(10,119), $(831) and $422 for the years ended November 30, 2000, 2001 and 2002 is net of tax of $(6,202), $(509) and $260, respectively. A reclassification adjustment, net of tax, of $1,480 is included in the net unrealized gain (loss) on marketable securities for the year ended November 30, 2000 and was transferred from other comprehensive income
         (loss) to gain on sale of investments on the accompanying consolidated statement of operations. There were no reclassification adjustments for the year ended November 30, 2001 and 2002.

         The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

(20)     Net Income (Loss) Per Common Share

         A reconciliation between the numerators and denominators of the basic and diluted earnings (loss) per common share is as follows:

                                                                                 For the Years Ended
                                                                                     November 30,
                                                                     ---------------------------------------------
                                                                         2000              2001             2002
                                                                         ----              ----             ----
                                                                      As Restated      As Restated
                                                                      -----------      -----------
         Net income (loss) (numerator for net income per
            common share, basic)                                      $    27,492     $     (7,198)    $   (14,040)
         Interest on 6 1/4% convertible subordinated debentures,
            net of tax                                                         28                5               -
                                                                      -----------     ------------     -----------
         Adjusted net income (loss) (numerator for net income
            per common share, diluted)                                $    27,520     $     (7,203)    $   (14,040)
                                                                      ===========     ============      ==========
         Weighted average common shares (denominator for net
            income (loss) per common share, basic)                     21,393,566       21,877,100      21,850,035
         Effect of dilutive securities:
            Employee stock options and stock warrants                   1,129,896                -               -
            Employee stock grants                                               -                -               -
            Convertible debentures                                         42,344                -               -
                                                                      -----------     ------------     -----------
         Weighted average common and potential common
           shares outstanding (denominator for net income (loss)
           per common share, diluted)                                  22,565,806       21,877,100      21,850,035
                                                                      ===========     ============     ===========
         Net income (loss) per common share before
           extraordinary item and cumulative effect:
           Basic                                                      $      1.19     $      (0.33)    $     (0.65)
                                                                      ===========     ============     ===========
           Diluted                                                    $      1.12     $      (0.33)    $     (0.65)
                                                                      ===========     ============     ===========
         Net income (loss) per common share:
           Basic                                                      $      1.29     $      (0.33)    $     (0.64)
                                                                      ===========     ============     ===========
           Diluted                                                    $      1.22     $      (0.33)    $     (0.64)
                                                                      ===========     ============     ===========

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         Employee stock options and stock warrants totaling 2,173,000 and 2,595,108 for the years ended November 30, 2001 and 2002 were not included in the net income (loss) per common share calculation because their effect would have been anti-dilutive.

(21)     Lease Obligations

         During 1998, the Company entered into a 30-year lease for a building with its principal stockholder and chief executive officer. A significant portion of the lease payments, as required under the lease agreement, consists of the debt service payments required to be made by the principal stockholder in connection with the financing of the construction of the building. For financial reporting purposes, the lease has been classified as a capital lease, and, accordingly, a building and the related obligation of approximately $6,340 was recorded (Note 24). The effective interest rate on the capital lease obligation is 8.0%.

         During 1998, the Company entered into a sale/lease back transaction with its principal stockholder and chief executive officer for $2,100 of equipment. No gain or loss on the transaction was recorded as the book value of the equipment equaled the fair market value. The lease is for five years with monthly rental payments of $34. The lease has been classified as an operating lease.

         At November 30, 2002, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:


                                                           Capital     Operating
                                                            Lease        Leases

         2003                                             $    554       $ 1,983
         2004                                                  553         1,246
         2005                                                  552         1,113
         2006                                                  561           821
         2007                                                  577           628
         Thereafter                                         11,409           889
                                                           -------       -------
              Total minimum lease payments                  14,206       $ 6,680
                                                                         =======
         Less:  amount representing interest                 8,010
                                                           -------
              Present value of net minimum lease
                payments                                     6,196
         Less: current installments included in accrued
              expenses and other current liabilities            55
                                                           -------
         Long-term obligation                              $ 6,141
                                                           =======

         Rental expense for the above-mentioned operating lease agreements and other leases on a month- to-month basis approximated $2,642, $2,958 and $3,191 for the years ended November 30,

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         2000, 2001 and 2002, respectively.

         The Company leases certain facilities and equipment from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. At November 30, 2002, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:


                  2003                                     $ 961
                  2004                                       307
                  2005                                       322
                  2006                                       333
                  2007                                       343
                  Thereafter                                 473

(22)     Financial Instruments

         (a)      Off-Balance Sheet Risk

                  Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox Communications Sdn. Bhd. and Audiovox Venezuela (Note 13(a)). The Company had open commercial letters of credit of approximately $37,635 and $8,129, of which $16,834 and $3,740 were accrued for purchases incurred as of November 30, 2001 and 2002, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

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

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                  At November 30, 2001 and 2002, one customer, a wireless carrier and service provider, accounted for approximately 28% and 27% of accounts receivable, respectively.

                  During the years ended November 30, 2000, 2001 and 2002, one customer accounted for approximately 50.5%, 35% and 24% of the Company's 2000, 2001 and 2002 sales, respectively.

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

         (c)      Fair Value

                  The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value because of the short term maturity of these instruments. The estimated fair value of the Company's financial instruments is as follows:

                                                  November 30, 2001             November 30, 2002
                                          -----------------------------   -----------------------------
                                             Carrying         Fair          Carrying          Fair
                                              Amount          Value          Amount          Value
                                          --------------  -------------   -------------   -------------
                  Investment securities       $ 5,777        $ 5,777         $ 5,405        $ 5,405
                  Long-term obligations       $86,525        $86,525         $36,883        $36,883

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                  Investment Securities

                  The carrying amount represents fair value, which is based upon quoted market prices at the reporting date (Note 9).

                  Long-Term Obligations

                  The carrying amount of bank debt under the Company's revolving credit agreement approximates fair value because the interest rate on the bank debt is reset every quarter

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  to reflect current market rates.

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

(23)     Segment Information

         The Company has two reportable segments which are organized by products: Wireless and Electronics. The Wireless segment markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers. The Electronics segment sells autosound, mobile electronics and consumer electronics, primarily to mass merchants, specialty retailers, new car dealers, original equipment manufacturers (OEM), independent installers of automotive accessories and the U.S. military.

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

         During the year ended November 30, 2000, one customer of the Wireless segment accounted for approximately 50.5% of the Company's 2000 sales. During the year ended November 30, 2001, one customer of the Wireless segment accounted for approximately 35.0% of the Company's 2001 sales. During the year ended November 30, 2002, one customer of the Wireless segment accounted for approximately 24% of the Company's consolidated 2002 sales. No customers in the Electronics segment exceeded 10% of consolidated sales in fiscal 2000, 2001 or 2002.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                                                                                                             Consolidated
                                                             Wireless        Electronics      Corporate         Totals
                                                             --------        -----------      ---------         ------
2000, As Restated
-----------------
Net sales                                                      1,393,820         276,471              -        1,670,291
Intersegment sales (purchases), net                                  302            (302)             -                -
Interest income                                                      198             104          1,314            1,616
Interest expense                                                   7,752           2,551         (4,729)           5,574
Depreciation and amortization                                        789           1,285          2,054            4,128
Income (loss) before provision for (recovery of)
   income tax, minority interest, and extraordinary
   item                                                           30,219          16,632         (4,708)          42,143
Extraordinary item                                                     -               -          2,189            2,189
Total assets                                                     312,593         138,827         66,166          517,586
Goodwill, net                                                          -             426          4,648            5,074
Non-cash items:
   Provision for bad debt expense                                  1,946             758           (185)           2,519
   Deferred income tax (benefit)                                       -               -          6,034           (6,034)
   Minority interest                                                   -               -          3,555            3,555
Capital expenditures                                               1,241           1,890          9,944           13,075

2001, As Restated
-----------------
Net sales                                                        978,888         297,703              -        1,276,591
Interest income                                                      138              91            441              670
Interest expense                                                   7,711           2,039         (4,575)           5,175
Depreciation and amortization                                        878           1,408          2,190            4,476
Income (loss) before provision for (recovery of)
   income tax, minority interest, and extraordinary
   item                                                          (17,656)         13,623         (7,449)         (11,482)
Total assets                                                     347,393         138,779         58,325          544,497
Goodwill, net                                                          -             370          4,362            4,732
Non-cash items:
   Provision for bad debt expense                                    629           1,091            216            1,936
   Deferred income tax (benefit)                                       -               -         (3,332)          (3,332)
   Minority interest                                                   -               -          1,830            1,830
Capital expenditures                                               1,082             992            795            2,869

2002
----
Net sales                                                        727,658         372,724              -        1,100,382
Interest income                                                       81             169            259              509
Interest expense                                                   3,984           1,605         (2,409)           3,180
Depreciation and amortization                                      1,114           1,571          2,095            4,780
Income (loss) before provision for (recovery of)
   income tax, minority interest, and cumulative
   effect                                                        (24,906)         17,415          1,088           (6,403)
Total assets                                                     304,337         209,231         37,667          551,235
Goodwill, net                                                          -           2,224          4,602            6,826
Non-cash items:
   Provision for bad debt expense                                  3,482           1,402              -            4,884
   Deferred income tax expense                                         -               -          9,904            9,904
   Minority interest                                                   -               -          4,616            4,616
Capital expenditures                                               1,093           1,321            745            3,159

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         In accordance with SFAS No. 142, Corporate wrote-off its unamortized negative goodwill of $240 as of the date of adoption, which has been reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle for the year ended November 30, 2002. The implementation of SFAS No. 142 was immaterial to the segments.

         Goodwill in the amount of $284 was acquired in March 2002 in connection with the purchase of certain assets of Code-Alarm, Inc. by Code Systems, Inc., a wholly-owned subsidiary of Audiovox Electronics Corp. (Note 6).

         Net sales and long-lived assets by location for the years ended November 30, 2000, 2001 and 2002 were as follows.


                                     Net Sales                                    Long-Lived Assets
                 ------------------------------------------------- ------------------------------------------------

                       2000             2001              2002               2000          2001            2002
                       ----             ----              ----               ----          ----            ----
                   As Restated       As Restated
                   -----------       -----------
United States      $1,424,077         $1,061,853     $   867,154          $43,541        $34,820         $40,506
Canada                 68,004             85,796         143,368                -              -               -
Argentina              17,888              2,684             985                -              -               -
Peru                        -              4,148             313                -              -               -
Portugal                7,679                  -               -                -              -               -
Japan                       -                  -               -            7,387          6,545               -
Malaysia               15,294             12,570          11,637              849          1,220           1,038
Venezuela              15,264             22,422          16,744              644          8,339             852
Mexico, Central
    America and
    Caribbean         100,599             77,134          28,655                -              -               -
Chile                  15,794              1,077          21,711                -              -               -
Other foreign
    countries           5,692              8,907           9,815                -              -               -
                   ----------         ----------      ----------          -------        -------        --------
Total              $1,670,291         $1,276,591      $1,100,382          $52,421        $50,924        $ 42,396
                   ==========         ==========      ==========          =======        =======        ========

(24)     Related Party Transactions

         During 2000, the Company advanced $620 to an officer/director of the Company which has been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet as of November 30, 2001 and obtained an unsecured note. The note was paid in full during fiscal 2002. In addition, the Company has outstanding notes due from various officers of the Company aggregating $235 as of November 30, 2002, which have been included in prepaid and other current assets on the accompanying consolidated balance sheet. The notes bear interest at the LIBOR rate plus 0.5% per annum. Principle and interest are payable in equal annual installments beginning July 1, 1999 through July 1, 2003.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The Company also leases certain facilities and equipment from its principal stockholder and several officers (Note 21).

         In April 2000, the Company entered into a sale/leaseback transaction with Shintom (Note 5(b)).

         Toshiba was a 5% stockholder in ACC (Note 5). During the years ended November 30, 2000, 2001 and 2002, 48%, 34% and 38% of the Company's
         purchases, respectively, were from Toshiba (Note 5). During the quarter ended November 30, 2001, the Company recorded a receivable in the amount of $4,550 from Toshiba for upgrades that were performed by the Company in 2001 on certain models which Toshiba manufactured. Subsequent to November 30, 2001, the amount was received in full. At November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 for price protection and software upgrades. Subsequent to November 30, 2002, the amounts were paid in full.

         At November 30, 2002, the Company had on hand 504,200 units in the amount of $91,226, which has been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. Of this accounts payable, $56,417 is subject to an arrangement with the manufacturer of the phones, which provides for, among other things, extended payment terms. The payment terms are such that the payable is non-interest bearing, and the Company is not required to pay for the phones until shipment has been made to the Company's customers. The remaining $34,809 of the $91,226 accounts payable is payable in accordance with the terms established in a distribution agreement with the vendor, which is 30 days. For certain inventory items, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from the manufacturer. The Company records such price protection, as necessary, at the time of the sale of the units. As of November 30, 2002, such price protection amounted to $32,643, of which $27,683 was recorded as a reduction to cost of sales as the related inventory was sold. The other $4,960 in price protection for 2002 has been reflected as a reduction to the remaining inventory cost.

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

         In connection with the transaction, ACC and Toshiba formalized a distribution agreement whereby ACC will be Toshiba's exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico and all countries in the Caribbean and Central and South America through May 29, 2007. Also, in accordance with the terms of the stockholders agreement,

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement. Pursuant to the agreement, the put right is only exercisable if ACC terminates the distribution agreement or if another strategic investor acquires a direct or indirect equity ownership interest in excess of 20% in the Company. Toshiba maintains a put right and the Company a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Audiovox's call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five
         (5) year term.

         The Company engages in transactions with Shintom and TALK (Note 5).

(25)     Commitments and Contingencies

         Contingencies

         The Company is currently, and has in the past been, a party to routine litigation incidental to its business. From time to time, the Company receives notification of alleged violations of registered patent holders' rights. The Company has either been indemnified by its manufacturers in these matters, obtained the benefit of a patent license, or has decided to vigorously defend such claims. For one such patent claim, the Company has recorded an accrual of approximately $496 which represents a settlement offer that has been put forward by the Company to settle this matter. However, the Company can give no assurances that this particular legal matter can be settled for this amount. On November 6, 2002, Audiovox Electronics Corporation ("AEC") was served with a summons and complaint in an action for patent infringement that was instituted by a certain party against AEC in the United State District Court for the Southern District of New York. The complaint seeks equitable relief and damages for alleged infringement of a patent. AEC has meritorious defenses to this claim and intends to vigorously defend this action. However, the Company cannot be certain of the outcome of this matter.

         Subsequent to November 30, 2002, the Company and Audiovox Communications Corp. ("ACC"), along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with FCC ordered emergency 911 call processing capabilities. There are various procedural motions pending and no discovery has been conducted to date. These lawsuits have been consolidated and transferred to the United States District Court for the Northern District of Illinois. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

         Also, subsequent to November 30, 2002, the Company was named in a class action lawsuit alleging non-compliance with emergency 911 call processing capabilities. The Company intends to defend itself vigorously in this matter. However, no assurances regarding the outcome of

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
         this matter can be given at this time.

         During 2001, the Company, along with other suppliers, manufacturers and distributors of hand- held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. On March 5, 2003, Judge Catherine C. Blake of the United States District Court for the District of Maryland granted the defendants' consolidated motion to dismiss these complaints. Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit. It is anticipated that the appeal will be heard in late 2003 or early 2004.

         There are various procedural motions pending and no discovery has been conducted to date. The Company has asserted indemnification claims against the manufacturers of the hand-held wireless telephones. The Company is vigorously defending these class action lawsuits.

         In July 2002, Audiovox Communications Corp. instituted suit against Northcoast Communications, LLC in the Supreme Court of the State of New York, County of Suffolk seeking recovery of the sum of $1,818 as the balance due it for cellular telephones sold and delivered. In its answer Northcoast interposed counterclaims including fraud, negligent misrepresentation and breach of contract seeking damages in excess of $10,000. The parties have recently served discovery demands and no depositions have been taken to date. Based on discussions with management and review of Audiovox's documents, Northcoast's counterclaims appear to be without merit and interposed to avoid payment of the underlying indebtedness.

         The Company is the subject of an administrative agency investigation involving alleged reimbursement of a fixed nominal amount of federal campaign contributions during the years 1995 through 1996. The Company has fully cooperated with the investigation and believes that it has committed no wrongdoing.

         The Company does not expect the outcome of any pending litigation, separately and in the aggregate, to have a material adverse effect on its business, consolidated financial position or results of operations.

         Commitments

         The Company has guaranteed a $300 line of credit with a financial institution on behalf of one of its equity investments and has established standby letters of credit to guarantee the bank obligations of Audiovox Communications Sdn. Bhd. and Audiovox Venezuela (Note 13(a)).

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(26)     Unaudited Quarterly Financial Data - As Restated

         Selected unaudited, quarterly financial data of the Company for the years ended November 30, 2001 and 2002 appears below:


                                                                         QUARTER ENDED
(Dollars in thousands, except per share data)       Feb. 28         May 31         Aug. 31         Nov. 30
                                                    -------         ------         -------         -------
                                                 (As Restated)   (As Restated)  (As Restated)   (As Restated)
2001
----
Net sales                                           348,047         276,581        310,811         341,152
Gross profit                                         23,861           5,393         24,001          18,135
Operating expenses                                   18,913          18,997         21,470          21,246
Income (loss) before provision for (recovery
   of) income taxes and minority interest             5,552         (13,891)         1,248          (4,393)
Provision for (recovery of) income taxes              2,029          (5,024)           540          (1,169)
Minority interest income (expense)                     (170)            562            121             147
Net income (loss)                                     3,353          (8,305)           829          (3,077)
Net income (loss) per common share:
     Basic                                             0.15           (0.38)          0.04           (0.14)
     Diluted                                           0.15           (0.38)          0.04           (0.14)


                                                                         QUARTER ENDED
(Dollars in thousands, except per share data)       Feb. 28         May 31         Aug. 31         Nov. 30
                                                    -------         ------         -------         -------
                                                 (As Restated)   (As Restated)  (As Restated)
2002
----
Net sales                                           184,269          297,267        301,992         316,853
Gross profit                                         13,723           18,653         27,468          14,755
Operating expenses                                   18,946           24,089         21,283          24,356
Income (loss) before provision for (recovery
   of) income taxes, minority interest, and
   cumulative effect                                 (7,554)           7,993          4,985          11,571
Provision for (recovery of) income taxes             (1,500)           4,320          2,416           7,696
Minority interest income (expense)                      557              257             49           4,193
Income (loss) before cumulative effect               (5,497)           3,673          2,618         (15,074)
Cumulative effect                                       240                -              -               -
Net income (loss)                                    (5,257)           3,673          2,618         (15,074)
Net income (loss) per common share before
   cumulative effect:
     Basic                                            (0.25)            0.17           0.12           (0.69)
     Diluted                                          (0.25)            0.17           0.12           (0.69)
Net income (loss)
     Basic                                            (0.24)            0.17           0.12           (0.69)
     Diluted                                          (0.24)            0.17           0.12           (0.69)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         The following selected unaudited, quarterly financial data of the Company for all quarters in fiscal 2001 and the first three quarters of fiscal 2002 have been restated (see Note 2).


                                                                          FISCAL 2001
                                                               FOR THE QUARTER ENDED FEBRUARY 28,
                                            ------------------------------------------------------------------------
                                                                   RESTATEMENT       RECLASSIFICATION
                                             AS REPORTED (1)       ADJUSTMENTS          ADJUSTMENTS     AS RESTATED
                                             -----------           -----------          -----------     -----------
Net sales                                      $   328,302        $    19,745(2)(5)               -      $  348,047
Cost of sales                                      301,212             18,387(2)        $     4,587(3)      324,186
                                               -----------        -----------           -----------      ----------
Gross profit                                        27,090              1,358               (4,587)          23,861
                                               -----------        -----------           -----------      -----------

Operating expenses:
   Selling                                           7,021                  -                     -           7,021
   General and administrative                       11,134                  -                  (144)(3)      10,990
   Warehousing and technical support                 5,345                  -                (4,443)(3)         902
                                               -----------        -----------           -----------      ----------
        Total operating expenses                    23,500                  -                (4,587)         18,913
                                               -----------        -----------           -----------      ----------

Operating income                                     3,590              1,358                     -           4,948

Total other income (expense), net                      604                  -                     -             604
                                               -----------        -----------           -----------      ----------

Income before provision for income taxes
   and  minority interest                            4,194              1,358                     -           5,552
Provision for income taxes                           1,458                571(4)                  -           2,029
Minority interest                                     (170)                 -                     -            (170)
                                               -----------        -----------           -----------      ----------
Net income                                     $     2,566        $       787                     -      $    3,353
                                               ===========        ===========           ===========      ==========

Net income per common share (basic)            $      0.12        $      0.03                     -      $     0.15
                                               ===========        ===========           ===========      ==========
Net income per common share (diluted)          $      0.12        $      0.03                     -      $     0.15
                                               ===========        ===========           ===========      ==========

Weighted average number of common
   shares outstanding (basic)                   21,654,486                                               21,654,486
                                                ==========                                               ==========
Weighted average number of common
   shares outstanding (diluted)                 22,034,838                                               22,034,838
                                                ==========                                               ==========

Refer to Note (2) for details of restatement adjustments.

(1) Includes reclassification of sales incentives (previously reported in operating expenses) and shipping and handling costs (previously reported in operating expenses) pursuant to EITF 01-9 and 00-10, respectively.
(2)  Amounts reflect adjustments for (a) revenue recognition.
(3)  Amounts reflect adjustments for (i) operating expense reclassification.
(4)  Amounts reflect adjustments for (h) income taxes.
(5)  Amounts reflect adjustments for (f) sales incentives.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                                                                               FISCAL 2001
                                                                      FOR THE QUARTER ENDED MAY 31,
                                                  ---------------------------------------------------------------------
                                                                        RESTATEMENT     RECLASSIFICATION
                                                    AS REPORTED(1)      ADJUSTMENTS        ADJUSTMENTS     AS RESTATED
                                                    -----------         -----------        -----------     -----------
Net sales                                             $  276,814          $  (233)(4)               -      $  276,581
Cost of sales                                            266,090                -          $     5,098(2)     271,188
                                                      ----------          -------          -----------     -----------

Gross profit                                              10,724             (233)              (5,098)         5,393
                                                      ----------          -------          -----------     -----------

Operating expenses:
   Selling                                                 7,372                -                  -             7,372
   General and administrative                             10,577              190                 (147)(2)      10,620
   Warehousing and technical support                       5,956                -               (4,951)(2)       1,005
                                                      ----------          -------          -----------     -----------

        Total operating expenses                          23,905              190               (5,098)         18,997
                                                      ----------          -------          -----------     -----------

Operating income (loss)                                  (13,181)            (423)                   -         (13,604)

Total other income (expense), net                           (287)               -                    -            (287)
                                                      ----------          -------          -----------     -----------

Income (loss) before provision for (recovery of)
   income taxes and  minority interest                   (13,468)             423(5)                 -         (13,891)
Provision for (recovery of) income taxes                  (4,649)            (375)(3)                -          (5,024)
Minority interest                                            556                6(5)                 -             562
                                                      ----------          -------          -----------     -----------

Net income (loss)                                     $   (8,263)         $   (42)                   -     $    (8,305)
                                                      ==========          =======          ===========     ===========

Net income (loss) per common share (basic)            $    (0.38)         $  0.00                    -     $     (0.38)
                                                      ==========          =======          ===========     ===========


Net income (loss) per common share (diluted)          $    (0.38)         $  0.00                    -     $     (0.38)
                                                      ==========          =======          ===========     ===========

Weighted average number of common shares
   outstanding (basic)                                21,920,990                                            21,920,990
                                                      ==========                                            ==========


Weighted average number of common shares
   outstanding (diluted)                              21,920,990                                            21,920,990
                                                      ==========                                            ==========


Refer to Note (2) for details of restatement adjustments.

(1) Includes reclassification of sales incentives (previously reported in operating expenses) and shipping and handling costs (previously reported in operating expenses) pursuant to EITF 01-9 and 00-10, respectively.
(2)  Amounts reflect adjustments for (i) operating expense reclassification.
(3)  Amounts reflect adjustments for (h) income taxes.
(4)  Amounts reflect adjustments for (f) sales incentives.
(5)  Amount reflects impact of the restatement adjustments on minority interest.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                                                                               FISCAL 2001
                                                                     FOR THE QUARTER ENDED AUGUST 31,
                                                   --------------------------------------------------------------------
                                                                       RESTATEMENT     RECLASSIFICATION
                                                    AS REPORTED(1)     ADJUSTMENTS        ADJUSTMENTS     AS RESTATED
                                                   --------------      -----------        -----------     -----------
Net sales                                            $  311,715         $   (904)(2)(5)           -        $  310,811
Cost of sales                                           282,745             (942)(2)      $    5,007(3)       286,810
                                                     ----------         --------          ----------       ----------

Gross profit                                             28,970               38              (5,007)          24,001
                                                     ----------         --------          ----------       ----------

Operating expenses:
   Selling                                                8,018                -                   -            8,018
   General and administrative                            12,261              303                (149)(3)       12,415
   Warehousing and technical support                      5,895                -              (4,858)(3)        1,037
                                                     ----------         --------          ----------       ----------

        Total operating expenses                         26,174             303               (5,007)          21,470
                                                     ----------         --------          ----------       ----------

Operating income (loss)                                   2,796             (265)                  -            2,531

Total other income (expense), net                        (1,283)               -                   -           (1,283)
                                                     ----------         --------          ----------       ----------

Income (loss) before provision for (recovery of)
   income taxes and  minority interest                    1,513             (265)                  -            1,248
Provision for (recovery of) income taxes                    618              (78)(4)               -              540
Minority interest                                           111               10(6)                -              121
                                                     ----------         --------          ----------       ----------

Net income (loss)                                    $    1,006         $   (177)                  -       $      829
                                                     ==========         ========          ==========       ==========

Net income (loss) per common share (basic)           $     0.05         $  (0.01)                  -       $     0.04
                                                     ==========         ========          ==========       ==========

Net income (loss) per common share (diluted)         $     0.05         $  (0.01)                  -       $     0.04
                                                     ==========         ========          ==========       ==========

Weighted average number of common shares
   outstanding (basic)                               21,966,461                                            21,966,461
                                                     ==========                                            ==========

Weighted average number of common shares
   outstanding (diluted)                             22,170,039                                            22,170,039
                                                     ==========                                            ==========

Refer to Note (2) for details of restatement adjustments.

(1) Includes reclassification of sales incentives (previously reported in operating expenses) and shipping and handling costs (previously reported in operating expenses) pursuant to EITF 01-9 and 00-10, respectively.
(2)  Amounts reflect adjustments for (b) timing of revenue.
(3)  Amounts reflect adjustments for (i) operating expense reclassification.
(4)  Amounts reflect adjustments for (h) income taxes.
(5)  Amounts reflect adjustments for (f) sales incentives.
(6)  Amount reflects impact of the restatement adjustments on minority interest.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                                                                              FISCAL 2001
                                                                  FOR THE QUARTER ENDED NOVEMBER 30,
                                                -----------------------------------------------------------------------
                                                                     RESTATEMENT       RECLASSIFICATION
                                                 AS REPORTED(1)      ADJUSTMENTS         ADJUSTMENTS      AS RESTATED
                                                 --------------      -----------         -----------      -----------
Net sales                                          $  339,803        $   1,349(2)(6)              -        $  341,152
Cost of sales                                         317,160              524(2)(5)     $    5,333(3)        323,017
                                                   ----------        ---------           ----------        ----------

Gross profit                                           22,643              825               (5,333)           18,135
                                                   ----------        ---------           ----------        ----------

Operating expenses:
   Selling                                              7,628                -                    -             7,628
   General and administrative                          12,433              196(5)              (148)(3)        12,481
   Warehousing and technical support                    6,322                -               (5,185)(3)         1,137
                                                   -----------       ---------           ----------        -----------
        Total operating expenses                       26,383              196               (5,333)           21,246
                                                   ----------        ---------           ----------        ----------

Operating income (loss)                                (3,740)             629                    -            (3,111)

Total other income (expense), net                      (1,282)               -                    -            (1,282)
                                                   ----------        ---------           ----------        ----------

Income (loss) before provision for (recovery
   of) income taxes and  minority interest             (5,022)             629                    -            (4,393)
Provision for (recovery of) income taxes               (1,364)             195(4)                 -            (1,169)
Minority interest                                         140                7(7)                 -               147
                                                   ------------      ---------           ----------        ----------
Net income (loss)                                  $   (3,518)       $     441                             $   (3,077)
                                                   ==========        =========           ==========        ==========

Net income (loss) per common share (basic)         $    (0.16)       $    0.02                    -        $    (0.14)
                                                   ==========        =========           ==========        ==========


Net income (loss) per common share (diluted)       $    (0.16)       $    0.02                    -        $    (0.14)
                                                   ==========        =========           ==========        ==========

Weighted average number of common shares
   outstanding (basic)                             21,966,461                                              21,966,461
                                                   ==========                                              ==========

Weighted average number of common shares
   outstanding (diluted)                           21,966,461                                              21,966,461
                                                   ==========                                              ==========

Refer to Note (2) for details of restatement adjustments.

(1) Includes reclassification of sales incentives (previously reported in operating expenses) and shipping and handling costs (previously reported in operating expenses) pursuant to EITF 01-9 and 00-10, respectively.
(2) Amounts reflect adjustments for (b) timing of revenue.
(3) Amounts reflect adjustments for (i) operating expense reclassification.
(4) Amounts reflect adjustments for (h) income taxes.
(5) Amounts reflect adjustments for (c) litigation.
(6)  Amounts reflect adjustments for (f) sales incentives.
(7)  Amount reflects impact of the restatement adjustments on minority interest.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                                                                                 FISCAL 2002
                                                                     FOR THE QUARTER ENDED FEBRUARY 28,
                                                   -----------------------------------------------------------------------
                                                                          RESTATEMENT            RECLASSIFICATION
                                                    AS REPORTED (1)       ADJUSTMENTS               ADJUSTMENTS     AS RESTATED
                                                    -----------          -----------                 -----------     -----------

Net sales                                            $    188,597        $     (4,328)(2)(8)                 -         $  184,269
Cost of sales                                             170,781              (5,058)(2)(6)(7) $        4,823            170,546
                                                     ------------        ------------             ------------       ------------
Gross profit                                               17,816                 730                   (4,823)            13,723
                                                     ------------        ------------             ------------       ------------
Operating expenses:
   Selling                                                  6,754                  (3)(2)                    -              6,751
   General and administrative                              10,651                 542(2)(5)(6)            (140)(3)         11,053
   Warehousing and technical support                        5,846                 (21)(2)               (4,683)(3)          1,142
                                                     ------------        ------------             ------------       ------------
      Total operating expenses                             23,251                 518                   (4,823)            18,946
                                                     ------------        ------------             ------------       ------------
Operating income (loss)                                    (5,435)                212                        -             (5,223)
      Total other income (expense), net                      (981)             (1,350)(5)                    -             (2,331)
                                                     ------------        ------------             ------------       ------------
Loss before provision for (recovery of) income
   taxes, minority interest and  before cumulative
   effect of a change in accounting for negative
   goodwill                                                (6,416)             (1,138)                       -             (7,554)
Provision for (recovery of) income taxes                   (1,670)                170(4)                     -             (1,500)
Minority interest                                             557                   -                        -                557
                                                     ------------        ============             ============       ------------
Loss before cumulative effect of a change in
   accounting for negative goodwill                        (4,189)             (1,308)                       -             (5,497)
Cumulative effect of a change in accounting for
   negative goodwill                                          240                   -                        -                240
                                                     ------------        ------------             ============       ------------
Net loss                                             $     (3,949)       $     (1,308)                       -       $     (5,257)
                                                     ============        ============             ============       ============
Net loss per common share (basic) before
   cumulative effect of a change in accounting for
   negative goodwill                                 $      (0.19)       $      (0.06)                       -       $      (0.25)
   Cumulative effect of a change in accounting for
     negative goodwill                                       0.01                   -                        -               0.01
                                                     ------------        ------------             ------------       ------------
Net loss per common share (basic)                    $      (0.18)       $      (0.06)                       -       $      (0.24)
                                                     ============        ============             ============       ============
Net loss per common share (diluted) before                                                                                  (0.25)
cumulative effect of a change in accounting for
negative goodwill                                    $      (0.19)       $      (0.06)                       -              (0.25)
   Cumulative effect of a change in accounting for
     negative goodwill                                       0.01                   -                        -               0.01
                                                     ------------        ------------             ------------       ------------
Net loss per common share (diluted)                  $      (0.18)       $      (0.06)                       -       $      (0.24)
                                                     ============        ============             ============       ============
Weighted average number of common shares
   outstanding (basic)                                 21,967,263                                                      21,967,263
                                                     ============                                                    ============

Weighted average number of common shares
   outstanding (diluted)                               21,967,263                                                      21,967,263
                                                     ============                                                    ============

Refer to Note (2) for details of restatement adjustments.
(1) Includes reclassification of sales incentives (previously reported in operating expenses) pursuant to EITF 01-9.
(2)  Amounts reflect adjustments for (b) timing of revenue.
(3)  Amounts reflect adjustments for (i) operating expense reclassification.
(4)  Amounts reflect adjustments for (h) income taxes.
(5)  Amounts reflect adjustments for (d) foreign currency translation.
(6)  Amounts reflect adjustments for (c)litigation.
(7)  Amounts reflect adjustments for (e) inventory pricing.
(8)  Amounts reflect adjustments for (f) sales incentives.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                                                                                  Fiscal 2002
                                                                         For the Quarter Ended May 31,
                                                     ----------------------------------------------------------------------
                                                                          Restatement       Reclassification
                                                      As Reported         Adjustments         Adjustments     As Restated
                                                      -----------         -----------         -----------     -----------
Net sales                                             $   304,603      $  (7,336)(1)(7)                -      $  297,267
Cost of sales                                             280,778         (7,537)(1)(5)(6)   $     5,373(2)      278,614
                                                      -----------      ---------             ------------     -----------
Gross profit                                               23,825            201                  (5,373)         18,653
                                                      -----------      ---------             ------------     -----------

Operating expenses:
   Selling                                                  7,631            (10)(1)                   -           7,621
   General and administrative                              15,856            245(1)(4)              (148)(2)      15,953
   Warehousing and technical support                        5,889           (149)(1)(4)           (5,225)(2)         515
                                                      -----------      ---------             ------------     -----------
        Total operating expenses                           29,376             86                  (5,373)         24,089
                                                      -----------      ---------             ------------     -----------

Operating income (loss)                                    (5,551)           115                       -          (5,436)

Total other income (expense), net                          14,843         (1,627)(4)(9)                -          13,216
                                                      -----------      ---------             -----------      -----------
Income before provision for income taxes and
   minority interest                                        9,292         (1,512)                      -           7,780
Provision for income taxes                                  5,092           (772)(3)                   -           4,320
Minority interest                                             255            (42)(8)                                 213
                                                      -----------      ---------             -----------      -----------

Net income                                            $     4,455      $    (782)                      -      $    3,673
                                                      ===========      =========             ===========      ===========

Net income per common share (basic)                   $      0.20      $   (0.03)                      -      $     0.17
                                                      ===========      =========             ===========      ===========

Net income per common share (diluted)                 $      0.20      $   (0.03)                      -      $     0.17
                                                      ===========      =========             ===========      ==========
Weighted average number of common shares
   outstanding (basic)                                 21,967,263                                             21,967,263
                                                      ===========                                             ==========
Weighted average number of common shares
   outstanding (diluted)                               22,007,598                                             22,007,598
                                                      ===========                                             ==========

Refer to Note (2) for details of restatement adjustments.

(1) Amounts reflect adjustments for (b) timing of revenue.
(2) Amounts reflect adjustments for (i) operating expense reclassification.
(3) Amounts reflect adjustments for (h) income taxes.
(4) Amounts reflect adjustments for (d) foreign currency translation.
(5) Amounts reflect adjustments for (c)litigation.
(6) Amounts reflect adjustments for (e) inventory pricing.
(7) Amounts reflect adjustments for (f) sales incentives.
(8) Amounts reflect adjustments for (g) gain on issuance of subsidiary shares.
(9) Amounts reflect impact of the restatement adjustments on minority interest.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                                                                                   FISCAL 2002
                                                                        FOR THE QUARTER ENDED AUGUST 31,
                                                    -------------------------------------------------------------------------
                                                                          RESTATEMENT       RECLASSIFICATION
                                                      AS REPORTED         ADJUSTMENTS          ADJUSTMENTS     AS RESTATED
                                                      -----------         -----------          -----------     -----------
Net sales                                             $   291,367         $    10,625(1)(7)              -      $  301,992
Cost of sales                                             259,791               9,441(1)(5)(6) $     5,292(2)      274,524
                                                      -------------       -----------          -----------      ----------

Gross profit                                               31,576               1,184                5,292)         27,468
                                                      -------------       -----------          -----------      ----------

Operating expenses:
   Selling                                                  7,486                  11(1)                 -           7,497
   General and administrative                              13,208                (372)(1)(4)(5)       (150)(2)      12,686
   Warehousing and technical support                        6,138                 104(1)(4)         (5,142)(2)       1,100
                                                      -------------       -----------          -----------      ----------
        Total operating expenses                           26,832                (257)              (5,292)         21,283
                                                      -------------       -----------          -----------      ----------
Operating income (loss)                                     4,744               1,441                    -           6,185
Total other income (expense), net                            (953)               (247)(4)                -          (1,200)
                                                      -------------       -----------          -----------      ----------

Income before provision for income taxes and
   minority interest                                        3,791               1,194                    -           4,985

Provision for income taxes                                  2,018                 398(3)                 -           2,416
Minority interest                                              94                 (45)(8)                -              49
                                                      -------------       -----------          -----------      ----------

Net income                                            $     1,867         $       751                    -      $    2,618
                                                      =============       ===========          ===========      ==========

Net income per common share (basic)                   $      0.09         $      0.03                    -      $     0.12
                                                      ===========         ===========          ===========      ==========

Net income per common share (diluted)                 $      0.08         $      0.04                    -      $     0.12
                                                      ===========         ===========          ===========      ==========
Weighted average number of common shares
   outstanding (basic)                                21,947,573                                                21,947,573
                                                      ===========                                               ==========
Weighted average number of common shares
   outstanding (diluted)                              21,982,803                                                21,982,803
                                                      ===========                                               ==========

Refer to Note (2) for details of restatement adjustments.

(1) Amounts reflect adjustments for (b) timing of revenue.
(2) Amounts reflect adjustments for (i) operating expense reclassification.
(3) Amounts reflect adjustments for (h) income taxes.
(4) Amounts reflect adjustments for (d) foreign currency translation.
(5) Amounts reflect adjustments for (c)litigation.
(6) Amounts reflect adjustments for (e) inventory pricing.
(7) Amounts reflect adjustments for (f) sales incentives.
(8) Amount reflects impact of the restatement adjustments on minority interest.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                                                                            FISCAL 2002
                                                                       FOR THE QUARTER ENDED
                                                                            NOVEMBER 30,
                                                                      --------------------------
Net sales                                                                   $   316,853
Cost of sales                                                                   302,098
                                                                            -----------

Gross profit                                                                     14,755
                                                                            -----------

Operating expenses:
   Selling                                                                        7,639
   General and administrative                                                    15,600
   Warehousing and technical support                                              1,117
                                                                            -----------
        Total operating expenses                                                 24,356
                                                                            -----------

Operating loss                                                                   (9,601)

Total other income (expense), net                                                (1,970)
                                                                            -----------

Loss before provision for income taxes and minority interest                    (11,571)

Provision for income taxes                                                        7,696
Minority interest                                                                 4,193
                                                                            -----------

Net loss                                                                    $   (15,074)
                                                                            ===========

Net loss per common share (basic)                                           $     (0.69)
                                                                            ===========

Net loss per common share (diluted)                                         $     (0.69)
                                                                            ===========

Weighted average number of common shares outstanding (basic)                 21,809,903
                                                                            ===========
Weighted average number of common shares outstanding (diluted)               21,809,903
                                                                            ===========

(27)     Fourth Quarter Adjustments

         During the fourth quarter of fiscal 2002, the Company recorded the following adjustments to its statement of operations (i) a $13,090 valuation allowance for deferred tax assets that were considered more likely than not to be unrecoverable related to the Wireless segment (note 16); (ii) an inventory obsolescence charge of $7,665 and $2,725 for the Wireless Group and Electronics Group, respectively, relating to inventory (Note 1(f)); (iii) a $1,158 other-than- temporary impairment charge related to investment securities (Note 9); (iv) a $2,091 bad debt reserve related to certain customers whose financial condition and ability to pay their outstanding receivables became doubtful during the fourth quarter; and (v) the reversal of unearned sales incentives of $763 and $947 for the Wireless Group and Electronics Group, respectively. The Company has determined that none of these adjustments relate to prior quarters.

(28)     Accrued Sales Incentives

         During the quarter ended May 31, 2002, the Company adopted the provisions of EITF 01-9.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

         As a result of adopting EITF 01-9 in 2002, the Company has reclassified co-operative advertising, market development funds and volume incentive rebate costs (collectively sales incentives), which were previously included in selling expenses, to net sales as the Company does not receive an identifiable benefit in connection with these costs. As a result of this reclassification, net sales and selling expenses, after restatement, were reduced by $15,388 and $11,100 for the years ended November 30, 2000 and 2001, respectively. There was no further impact on the Company's consolidated financial statements as a result of the adoption of EITF 01-9 as the Company's historical accounting policy with respect to the recognition and measure of sales incentives is consistent with EITF 01-9.

         A summary of the activity with respect to sales incentives for the last three years on a segment and consolidated basis is provided below:



         Wireless
         --------

                                                  Fiscal         Fiscal            Fiscal
                                                   2000           2001              2002
                                                   ----           ----              ----
                                               As Restated     As Restated
                                               -----------     -----------
         Opening balance                         $   7,771      $   11,700      $    5,209
         Accruals                                   21,240          19,680          31,186
         Payments                                   (9,046)        (13,616)        (25,654)
         Reversals for unearned incentives          (3,197)         (7,535)           (570)
         Reversals for unclaimed incentives         (5,068)         (5,020)         (2,646)
                                                 ---------      ----------      ----------
         Ending balance                          $  11,700       $   5,209       $   7,525
                                                 =========      ==========      ==========

         Electronics
         -----------

                                                 Fiscal            Fiscal          Fiscal
                                                  2000              2001            2002
                                                  ----              ----            ----
                                              As Restated       As Restated
                                              -----------       -----------
         Opening balance                       $    3,366       $    2,894     $    3,265
         Accruals                                   3,496            5,789          7,665
         Payments                                  (2,885)          (3,604)        (4,804)
         Reversals for unearned incentives           (970)          (1,516)          (784)
         Reversals for unclaimed incentives          (113)            (298)          (716)
                                              -----------      -----------    -----------
         Ending balance                        $    2,894        $   3,265      $   4,626
                                               ==========       ==========     ==========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES


         Consolidated
         ------------

                        Fiscal               Fiscal             Fiscal
                         2000                 2001               2002
                         ----                 ----               ----
                      As Restated          As Restated
                      -----------          -----------
Opening balance         $  11,137          $   14,594        $   8,474
Accruals                   24,736              25,469           38,851
Payments                  (11,931)            (17,220)         (30,458)
Reversals                  (9,348)            (14,369)          (4,716)
                        ---------           ---------       ----------
Ending balance          $  14,594           $   8,474         $ 12,151
                        =========          ==========        =========

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

(29)     Subsequent Events

         In May 2003, the Company entered into an asset purchase agreement to buy certain assets of Recoton Corporation. In accordance with the agreement, the Company made a deposit of $2,000, which is currently being held in escrow. The Company is awaiting final approval of this purchase from a bankruptcy court. This purchase would amount to approximately $40,000 plus the assumption of $5,000 in debt, not including related acquisition costs.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         See the information set forth in the section entitled "Directors and Executive Officers of the Registrant" in Part I, Item 4(d) of this Form 10-K.

         Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market (the "Nasdaq"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Form 3, 4 and 5 they file with the SEC and Nasdaq. Based solely upon our review of the copies of the forms it has received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2002.

ITEM 11 - EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation earned by each individual who served as the Company's Chief Executive Officer during fiscal year 2002 and the four other most highly compensated executive officers who were serving as such as of November 30,2002 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation (1)
                                            -----------------------------------------------
                                                                                                    All Other
Name and Principal Position                 Year              Salary(2)            Bonus            Compensation(3)
---------------------------                 ----              ---------            -----            ---------------
John J. Shalam
   President and CEO                        2002              450,677               128,669          11,025
                                            2001              450,000               122,000           9,185
                                            2000              450,000             1,273,000          16,616

Philip Christopher
   Executive Vice President                 2002              476,419(4)          1,800,000           2,762
                                            2001              450,000               117,000           8,234
                                            2000              450,000               897,000           8,721

Charles M. Stoehr
   Senior Vice President and
   CFO                                      2002              326,418               242,890           4,253
                                            2001              325,000                41,000           8,234


                                                        Annual Compensation (1)
                                            -----------------------------------------------
                                                                                                    All Other
Name and Principal Position                 Year              Salary(2)            Bonus            Compensation(3)
---------------------------                 ----              ---------            -----            ---------------
                                            2000              325,000               449,000          10,902

Patrick M. Lavelle
   Senior Vice President                    2002              201,277             1,204,508           1,980
                                            2001              200,000               655,636           7,998

                                            2000              200,000               781,365           8,709

Richard A. Maddia
   Vice President,
   Information Systems                      2002              176,209                37,500           1,213
                                            2001              175,000                65,000           7,409
                                            2000              150,500                52,500           8,313

-------------
(1) No other annual compensation was paid and no restricted stock awards or options were granted to the named individuals in 2002, 2001 and 2000 and the "Other Annual Compensation", "Restricted Stock" and "Securities Underlying Options" columns have been omitted.
(2) For fiscal 2002, salary includes: for Mr. Shalam $677 in 401(k) Company matching contributions; for Mr. Christopher $1,419 in 401(k) Company matching contributions; for Mr. Lavelle $1,277 in 401(k) Company matching contributions; and for Mr. Maddia $709 in 401(k) Company matching contributions.
(3) For fiscal 2002, this only includes executive life insurance premiums paid for the benefit of the named executive.
(4) Mr. Christopher's base salary for the first six (6) months of fiscal 2002 was $450,000. Effective May 29, 2002, Mr. Christopher's base salary was increased to $500,000 pursuant to an employment agreement (see discussion below under caption "Employment Agreements").

EMPLOYMENT AGREEMENTS

         Effective May 29, 2002, Audiovox Communications Corporation ("ACC") entered into an employment agreement with Philip Christopher (the "Agreement"). The Agreement, unless terminated earlier, shall continue until May 29, 2007 and thereafter shall automatically extend by consecutive twelve-month periods unless terminated by ACC on written notice.

         Pursuant to the Agreement, Mr. Christopher receives a base salary of $500,000, subject to annual Consumer Price Index increases, and an annual bonus equal to two (2%) percent of ACC's annual earnings before income taxes.

         The Agreement further provides for equity incentives, vesting of stock options, reimbursement of reasonable business expenses and use of an automobile. The Agreement also provided for a bonus pool of $3.2 million, of which Mr. Christopher received $1.8 million (See Bonus disclosure in the Executive Compensation Table).

         In the event ACC terminates Mr. Christopher's employment without cause or if Mr. Christopher resigns his employment within ninety (90) days after: a significant adverse change in his authority and responsibilities; a reduction in his base salary; nonpayment of his bonus; or a material breach by ACC of any obligation under this Agreement, Mr. Christopher is entitled to receive a separation payment equal to his salary for the remainder of the contract term, plus an average annual bonus plus a cash payment of one million dollars. Mr. Christopher will not be entitled to a separation payment if his employment with ACC is terminated for any reason after the fifth anniversary of the effective date.

         The Agreement also contains non-competition and non-solicitation covenants that are effective for one year following termination of employment for any reason.

                    OPTION GRANTS IN LAST FISCAL YEAR (2002)

         No options were granted in the fiscal year ended November 30, 2002.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning option exercises in fiscal year 2002 and option holdings as of November 30, 2002 with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of that year.

                                                                             Number of                  Value* of
                                                                             Securities               In-the-money
                                   Shares                                    Underlying                Options at
                                  Acquired              Value                Options at               November 30,
           Name                  on Exercise         Realized($)         November 30, 2002                2002
           ----                 -------------        -----------         -----------------               -----
                                                                            Exercisable/              Exercisable/
                                                                           Unexercisable              Unexercisable
                                                                           -------------              -------------
John J. Shalam                       N/A                 N/A                  525,000/0               $1,945,125/$0
Philip Christopher                   N/A                 N/A                1,011,000/0               $1,158,538/$0
Charles M. Stoehr                    N/A                 N/A                  172,500/0               $  193,538/$0
Patrick M. Lavelle                   N/A                 N/A                  245,700/0               $  217,253/$0
Richard A. Maddia                    N/A                 N/A                   40,000/0               $   62,050/$0

-------------
* Based on the fair market value of the Company's Common Stock at November 30, 2002 less the exercise price payable for such shares.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                     Number of Shares,                   Performance or Other Period
       Name                      Units of Other Rights(1)                 Until Maturation or Payout
       ----                      ------------------------                 --------------------------
John J. Shalam                     7.1428571364 Units(2)        An initial public offering by Audiovox
                                                                Communications Corp. ("ACC") or an
                                                                acquisition of a controlling interest in ACC
Philip Christopher                 7.1428571364 Units(2)        An initial public offering by ACC - or the
                                                                plan termination date, May 28, 2007.
Charles M. Stoehr                           N/A                                          N/A
Patrick M. Lavelle                          N/A                                          N/A
Richard A. Maddia                           N/A                                          N/A


-------------
(1) The awards relate to the Class A Common Stock of Audiovox Communications Corp., (the "Stock") a subsidiary of Audiovox Corporation, which has 146.666666 shares issued and outstanding. Audiovox Corporation owns 75% of those shares. Each unit is equivalent to one share of stock.
(2) The value of these appreciation units shall be equivalent to the value of one outstanding share of stock at such time that the performance criteria is achieved.

                            COMPENSATION OF DIRECTORS

For their service, members of the Board of Directors who are not our salaried employees receive an annual retainer of $15,000 and $500 for each meeting attended.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

RESPONSIBILITIES OF THE COMMITTEE

The Compensation Committee of the Board of Directors reviews and approves compensation for Audiovox's executive officers and oversees and administers Audiovox's stock option and restricted stock plans. The Compensation Committee recommends compensation for the Chief Executive Officer subject to the Board of Directors approval of such recommendations. The Chief Executive Officer submits recommended compensation levels for other executive officers of Audiovox to the Compensation Committee for its review and approval, subject to applicable employment agreements. Each member of the Compensation Committee is a non-employee Director of Audiovox. The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for fiscal 2002.


WHAT IS AUDIOVOX'S PHILOSOPHY OF EXECUTIVE OFFICER COMPENSATION?

Our compensation programs are designed to attract and retain talented executives and motivate them to achieve corporate and business objectives that will increase stockholder value. To attain both near and long term corporate goals, it is our policy to provide incentives to senior management and reward outstanding performance and contributions to Audiovox's businesses. Consequently, Audiovox's compensation program for its executives includes a competitive base salary, a performance-based annual bonus and stock-based compensation. This approach to executive compensation enables Audiovox to attract and retain executives of outstanding ability while ensuring that our executives' compensation advances the interests of our shareholders. Consequently, a large proportion of our executives' compensation, the annual bonus, is dependent in significant part on Audiovox's performance. Although Audiovox does not have employment agreements with any of its executive officers, Mr. Philip Christopher's compensation is governed by an employment agreement with Audiovox Communications Corp.

BASE SALARY

Salaries for the executive officers are designed to attract and retain qualified and dedicated executive officers. Annually, the Committee reviews salary recommendations made by Audiovox's Chief Executive Officer and evaluates individual responsibility levels, experience, performance and length of service. Base salaries for Audiovox's executive officers are fixed at levels commensurate with competitive amounts paid to senior executives with comparable qualifications at companies engaged in the same or similar businesses.

ANNUAL BONUS

Bonus compensation provides Audiovox with a means of rewarding performance based upon attainment of corporate profitable during the fiscal year. For fiscal 2002, the Compensation Committee established bonus compensation formulas for its executives based upon the pre-tax earnings of the Company. The annual bonus paid to Mr. Lavelle is based upon the achievement of fiscal goals within Audiovox Electronics Corp. Mr. Christopher's annual bonus for fiscal 2002 was paid pursuant to his employment agreement.

STOCK OPTIONS

During fiscal 2002, no stock options were granted to the Company's employees, including the Company's executive officers.

HOW IS THE CHIEF EXECUTIVE OFFICER COMPENSATED?

The Compensation Committee has fixed the base salary of the Chief Executive Officer based on competitive compensation data, the Committee's assessment of Mr. Shalam's past performance and its expectation as to his future contributions in guiding and directing Audiovox and its business. Mr. Shalam's 8 bonus for fiscal 2002 was calculated on Audiovox's pre-income tax profit before extraordinary items, other non-recurring transactions and income taxes of the Company in accordance with Audiovox's Executive Officer Bonus Plan that was approved by the shareholders in 2000.

HOW IS AUDIOVOX ADDRESSING INTERNAL REVENUE CODE LIMITS ON DEDUCTIBILITY OF COMPENSATION?

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation's chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. The Compensation Committee currently intends to structure performance- based compensation, including stock option grants and annual bonuses, to executive officers who may be subject to Section 162(m) in a manner that satisfies those requirements. The Board and the Compensation Committee reserve the authority to award non-deductible compensation in other circumstances as they deem appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Company's efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

Members of the Compensation Committee


PAUL C. KREUCH, JR.
DENNIS F. MCMANUS
IRVING HALEVY


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee is currently comprised of two independent directors, Paul C. Kreuch, Jr. and Dennis McManus.


                               PERFORMANCE GRAPH


                     COMPARISON OF CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET


                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                          AMONG AUDIOVOX CORPORATION,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX
                                 [GRAPH OMITTED]

                               1997         1998        1999        2000         2001        2002
                               ----         ----        ----        ----         ----        ----
AUDIOVOX CORPORATION         100.00        73.05      337.59      109.20        81.82      122.44
SIC CODE INDEX               100.00        75.93       84.07       64.27        64.72       55.98
NASDAQ MARKET INDEX          100.00       123.61      202.45      168.13       125.82       98.47


                     ASSUMES $100 INVESTED ON NOV. 28, 1997
                          ASSUMES DIVIDEND REINVESTED
                       FISCAL YEAR ENDING NOV. 30, 2002


     The annual changes for the five year period are based on the assumption that $100 had been invested on December 1, 1997, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on November 30, 2002.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 30, 2003, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table below and (iii) all current directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                                                   Sole Voting or           Percent of
                                                                     Investment             Outstanding
Name and Address (1)                                                   Power                  Shares
--------------------                                                   -----                  ------
John J. Shalam................................................       4,590,577(3)              21.7%
Philip Christopher............................................         983,474                  4.6%
Patrick M. Lavelle............................................         183,078                   *
Charles M. Stoehr.............................................         144,549                   *
Richard Maddia................................................          37,040                   *
Ann M. Boutcher...............................................          16,323                   *
Paul C. Kreuch, Jr............................................          13,000                   *
Dennis F. McManus.............................................          11,000                   *
Irving Halevy.................................................             -                     *
Peter Lesser..................................................             -                     *
All directors and officers as a group (10 persons)............       5,979,041                 26.8%

Name and Address of Other 5% Holders of Common Stock

Dimensional Fund Advisors, Inc. (4)...........................       1,245,721                  6.0%
     1299 Ocean Ave, 11th Floor
     Santa Monica, CA 90401

Kahn Brothers & Co., Inc. (5).................................       1,340,265                  6.5%
     1299 Ocean Ave, 11th Floor
     Santa Monica, CA 90401

-----------
*     Represents less than 1%

(1) The address of each person, unless otherwise noted, is c/o Audiovox Corporation, 150 Marcus Blvd., Hauppauge, NY 11788. In presents shares beneficially owned and in calculating each holder's percentage ownership, only options exercisable by that person within 60 days of February 1, 2003 and no options exercisable by any other person are deemed to be outstanding.

(2) The number of shares stated as "beneficially owned" includes stock options currently exercisable as follows: Mr. Shalam - 525,000, Mr. Christopher - 779,000, Mr. Lavelle - 165,700, Mr. Stoehr - 132,500, Mr. Maddia - 32,000,
      Ms. Boutcher - 11,000, Mr. Kreuch - 11,000 and Mr. McManus - 11,000.

(3) Includes 2,144,152 shares of Class B common stock held by Mr. Shalam that he may convert into Class A common stock at any time. Excludes 116,802 shares of Class B common stock and 2,002 shares of Class A common stock that are held in irrevocable trusts for the benefit of Mr. Shalam's three sons.

(4) Information reported is derived from a Schedule 13G dated February 3, 2003 of Dimensional Fund Advisors Inc. and filed with the Securities and Exchange Commission on February 11, 2003.

(5) Information reported is derived from a Schedule 13G of Kahn Brothers & Co., Inc. filed with the Securities and Exchange Commission on February 6, 2003.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

         We lease some of our equipment, office, warehouse and distribution facilities from entities in which our executive officers own controlling interests. The following table identifies leases that result in payments in excess of $60,000 to any of the related entities.

                                                                                                      RENT PAID
                                                                                                       DURING
         REAL PROPERTY                                                                                 FISCAL
           LOCATION            EXPIRATION DATE                    OWNER OF PROPERTY                   YEAR 2002
           --------            ---------------                    -----------------                   ---------
150 Marcus Blvd.                November 30,
     Hauppauge, NY              2008                      150 Marcus Blvd. Realty LLC (1)             $530,000
16808 Marquardt Avenue
     Cerritos, CA               June 30, 2008             Marquardt Associates (2)                     563,399
555 Wireless Blvd.
     Hauppauge, NY              December 1, 2026          Wireless Blvd. Realty, LLC (3)               589,340
110 Marcus Blvd.
     Hauppauge, NY              May 31, 2006              110 Marcus Blvd. Realty LLC (4)              113,220

           EQUIPMENT
           LOCATION
           --------

555 Wireless Blvd.
     Hauppauge, NY              March 31, 2003            Wireless Blvd. Realty, LLC (3)               410,640

-------------
(1) Property owned by 150 Marcus Blvd. Realty LLC, a New York limited liability company, of which John J. Shalam owns 1% and Mr. Shalam's three sons own the remaining 99%.

(2) Property owned by Marquardt Associates, a California partnership, owned 60% by John J. Shalam and 40% by Ardama Capital LLC, a New York limited liability company owned by Mr. Shalam's three sons.

(3) Property owned or leased by Wireless Blvd. Realty, LLC, a New York limited liability company, owned 98% by the Shalam Long Term Trust, 1% by John J. Shalam and 1% by Mr. Shalam's three sons. The Shalam Long Term Trust is a grantor trust of which Mr. Shalam is the Grantor and his three sons are the beneficiaries.

(4) Property owned or leased by 110 Marcus Blvd. Realty, LLC, a Ne York limited liability company, of which John J. Shalam owns 1% and Mr. Shalam's sons own the remaining 99%.

         We believe that the terms of each of the leases are no less favorable to us than those that could have been obtained from unaffiliated third parties. To the extent that conflicts of interest arise between us and such persons in the future, such conflicts will be resolved by a committee of disinterested directors.

                                     PART IV

ITEM 14 - CONTROLS AND PROCEDURES

         Within the 90-day period immediately preceding the filing of this Report, the Company's Chief Executive Officer and Principal Financial Officer has each evaluated the effectiveness of the Company's "Disclosure Controls and Procedures" and has concluded that they were effective. As such term is used above, the Company's Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission's rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date that the Company's Chief Executive Officer and Principal Financial Officer conducted their evaluations of the Disclosure Controls and Procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15 - EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)

The following are included in Item 8 of this Report:

Independent Auditors' Report

Consolidated Balance Sheets of Audiovox Corporation and Subsidiaries as of November 30, 2001 and 2002.

Consolidated Statements of Operations of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 2000, 2001 and 2002.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 2000, 2001 and 2002.

Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended

November 30, 2000, 2001 and 2002.

Notes to Consolidated Financial Statements.

(a) (2)
Financial Statement Schedules of the Registrant for the Years Ended November 30, 2000, 2001 and 2002.

Independent Auditors' Report on Financial Statement Schedules


   Schedule                                                      Page
    Number      Description                                     Number
    ------      -----------                                     ------
                Valuation and Qualifying Accounts                160
      II

All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                          Independent Auditors' Report






The Board of Directors and Stockholders
   Audiovox Corporation:


Under the date of May 30, 2003 we reported on the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended November 30, 2002, which are included in the Company's 2002 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2002 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, effective December 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets".

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of November 30, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years ended November 30, 2000 and 2001 have been restated.



                                                            /s/ KPMG  LLP
                                                            --------------
                                                              KPMG  LLP

Melville, New York
May 30,  2003

(3)      Exhibits

         See Item 15(c) for Index of Exhibits.

(b)      Reports on Form 8-K

         During the fourth quarter, the Company filed one report on Form 8-K, dated October 21, 2002 and filed on October 22, 2002. The Form 8-K reported that on October 21, 2002, Audiovox Corporation submitted to the Securities and Exchange Commission (SEC) the Statements under Oath of the Principal Executive Officer and the Principal Financial Officer in accordance with the SEC's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

(c)      Exhibits

  Exhibit
  Number          Description
  ------          -----------

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

   10.4 Securities Purchase Agreement made and entered into as of May 29, 2002, by and among Toshiba Corporation, Audiovox Communications Corp. and Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6,
                  2002).

  Exhibit
  Number          Description
  ------          -----------

   10.5 Stockholders Agreement made and entered into as of May 29, 2002, by and among Toshiba Corporation, Audiovox Communications Corp. and Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6,
                  2002).

   10.6 Distribution Agreement made and entered into as of May 29, 2002, by and between Toshiba Corporation and Audiovox Communications Corp.(incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

   10.7 Non-Negotiable Subordinated Convertible Promissory Note dated May 31, 2002 by Audiovox Communications Corp. in favor of Toshiba Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

   10.8 Employment Agreement effective as of May 29, 2002 by and among Audiovox Communications Corp., Philip Christopher and Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

   10.9 Trademark License Agreement made as of May 29, 2002 between Audiovox Corporation and Audiovox Communications Corp.(incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

   10.10 Non-Negotiable Demand Note dated May 29, 2002 by Audiovox Communications Corp. in favor of Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

   10.11 Sixth Amendment and Consent, dated as of May 28, 2002 to the Fourth Amended and Restated Credit Agreement, dated as of July 28, 1999 (as amended) among Audiovox Corporation, the several banks and other financial institutions from time to time parties thereto (collectively the "Lenders") and JPMorgan Chase Bank, as administrative and collateral agent for the Lenders (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

   10.12 Long Term Incentive Compensation Award to John J. Shalam (filed herewith).

   10.13 Long Term Incentive Compensation Award to Philip Christopher (filed herewith).

   21             Subsidiaries of the Registrant (filed herewith).

   23             Independent Auditors' Consent (filed herewith).

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


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


                                                 AUDIOVOX CORPORATION



June 2, 2003                                  BY:/s/ /John J. Shalam
                                                 -----------------------------
                                                 John J. Shalam, President
                                                   and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                              Date
---------                   -----                              ----

                            President;
/s/ John J. Shalam          Chief Executive Officer
------------------          (Principal Executive Officer       June 2, 2003
John J. Shalam              and Director



/s/ Philip Christopher      Executive Vice President and
----------------------      Director                           June 2, 2003
Philip Christopher


                            Senior Vice President,
                            Chief Financial Officer
                            (Principal Financial and           June 2, 2003
/s/ Charles M. Stoehr       Accounting Officer) and
---------------------       Director
Charles M. Stoehr


/s/ Patrick M. Lavelle      Director                           June 2, 2003
----------------------
Patrick M. Lavelle


/s/ Ann Boutcher            Director                           June 2, 2003
-----------------
Ann Boutcher


/s/ Richard A. Maddia       Director                           June 2, 2003
---------------------
Richard A. Maddia


/s/ Paul C. Kreuch, Jr.     Director                           June 2, 2003
-----------------------
Paul C. Kreuch, Jr.


/s/ Dennis McManus          Director
------------------
Dennis McManus                                                 June 2, 2003


/s/ Irving Halevy           Director
-----------------
Irving Halevy                                                  June 2, 2003

                                                                     SCHEDULE II
                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years Ended November 30, 2000, 2001 and 2002
                                 (In thousands)

                Column A                     Column B                Column C                     Column D         Column E
                --------                    ---------    ---------------------------------    -----------------    --------
                                                              Gross
                                                              Amount        Reversals of
                                           Balance at       Charged to       Previously                            Balance
                                            Beginning       Costs and       Established                             At End
              Description                    Of Year         Expenses         Accruals         Deductions (a)      Of Year
              -----------                   ---------       ---------        ----------        ----------         --------

2000 - As Restated
------------------

Allowance for doubtful accounts              $  5,645         $  2,519                -         $   1,867          $  6,297
Cash discount allowances                          219                -                -                24               195
Accrued sales incentives                       11,137           24,736       $   (9,348)           11,931            14,594
Allowance for cellular deactivations            1,261                -                -                 7             1,254
Reserve for warranties and product
   repair costs                                 7,771            8,256                -             3,653            12,374
                                              -------          -------        ---------         ---------           -------
                                              $26,033          $35,511       $   (9,348)         $ 17,482           $34,714
                                              =======          =======       ==========         =========           =======

2001 - As Restated
------------------

Allowance for doubtful accounts              $  6,297         $  1,936                -         $   3,518          $  4,715
Cash discount allowances                          195                -                -                13               182
Accrued sales incentives                       14,594           25,469        $ (14,369)           17,220             8,474
Allowance for cellular deactivations            1,254                -                -              (781)            2,035
Reserve for warranties and product
   repair costs                                12,374           11,319                -            10,627            13,066
                                              -------          -------        ---------         ---------           -------
                                              $34,714          $38,724        $ (14,369)         $ 30,597           $28,472
                                              =======          =======        =========         =========           =======

2002
----

Allowance for doubtful accounts              $  4,715         $  4,884                -         $   2,770          $  6,829
Cash discount allowances                          182                -                -               (25)              207
Accrued sales incentives                        8,474           38,851       $   (4,716)           30,458            12,151
Allowance for cellular deactivations            2,035                -                -               407             1,628
Reserve for warranties and product
   repair costs                                13,066            6,985                -             4,641            15,410
                                              -------          -------        ---------         ---------           -------
                                              $28,472          $50,720       $   (4,716)         $ 38,251           $36,225
                                              =======          =======       ==========         =========           =======

(a) For the allowance for doubtful accounts, cash discount allowances and accrued sales incentives, deductions represent payments made or credits issued to customers. For the allowance for cellular deactivations, deductions represent credits taken against accounts receivable by carrier customers for deactivations of previously activated wireless customers. For the reserve for warranties and product repair costs, deductions represent payments for labor and parts made to service centers and vendors for the repair of units returned under warranty.

                    CERTIFICATION PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, John J. Shalam, certify that:

1. I have reviewed this annual report on Form 10-K of Audiovox Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    June 2, 2003

/s/ John J.  Shalam
------------------------------------
John J. Shalam,
Chief Executive Officer

                    CERTIFICATION PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Charles M. Stoehr, certify that:

1. I have reviewed this annual report on Form 10-K of Audiovox Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    June 2, 2003


/s/ Charles M.  Stoehr
-----------------------------------------
Charles M. Stoehr
Chief Financial Officer