Form 10-Q
period 2003-02-28
AUDIOVOX CORP
filed 2003-06-05
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                   February 28, 2003


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

                    Yes                                          No   X
                       ------                                      -------

Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

[GRAPHIC OMITTED]

           Class                           Outstanding at May 23, 2003

        Class A Common Stock                  20,651,374 Shares
        Class B Common Stock                 2,260,954 Shares

                              AUDIOVOX CORPORATION


                                    I N D E X

                                                                                                         Page
                                                                                                        Number

PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at November 30,
                  2002 and February 28, 2003 (unaudited)                                                     3

                  Consolidated Statements of Operations for the
                  Three Months Ended February 28, 2002 (unaudited),
                  as restated, and February 28, 2003 (unaudited)                                             4

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended February 28, 2002 (unaudited), as restated, and February
                  28, 2003
                  (unaudited) 5

                  Notes to Consolidated Financial Statements                                              6 - 21


ITEM 2            Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations                                                                              21 - 42


PART II           OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K                                                          42

                  SIGNATURES                                                                                43

                  Certifications                                                                          44 - 47


                                                AUDIOVOX CORPORATION AND SUBSIDIARIES
                                                    Consolidated Balance Sheets
                                                  (In thousands, except share data)


                                                                                         November 30,  February 28,
                                                                                            2002          2003
                                                                                         ------------  --------------
                                                                                                         (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                                          $   2,758    $  43,133
      Accounts receivable, net                                                             186,564      105,262
      Inventory, net                                                                       290,064      214,009
      Receivable from vendor                                                                14,174        1,922
      Prepaid expenses and other current assets                                              7,626       10,274
      Deferred income taxes, net                                                             7,653        6,919
                                                                                         ---------    ---------
            Total current assets                                                           508,839      381,519
   Investment securities                                                                     5,405        5,651
   Equity investments                                                                       11,097       11,344
   Property, plant and equipment, net                                                       18,381       16,301
   Excess cost over fair value of assets acquired and other intangible assets, net           6,826        7,388
   Other assets                                                                                687        3,419
                                                                                         ---------    ---------
                                                                                         $ 551,235    $ 425,622
                                                                                         =========    =========
   Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                                                                   $ 121,127    $  28,888
      Accrued expenses and other current liabilities                                        34,983       30,999
      Accrued sales incentives                                                              12,151       13,202
      Income taxes payable                                                                   7,643       12,153
      Bank obligations                                                                      40,248        3,291
                                                                                         ---------    ---------
            Total current liabilities                                                      216,152       88,533
   Long-term debt                                                                            8,140        8,138
   Capital lease obligation                                                                  6,141        6,126
   Deferred income tax payable, net                                                          2,704        2,152
   Deferred compensation                                                                     3,969        4,034
                                                                                         ---------    ---------
            Total liabilities                                                              237,106      108,983
                                                                                         ---------    ---------
   Minority interest                                                                         4,616        4,997
                                                                                         ---------    ---------
   Commitments and contingencies
   Stockholders' equity:
      Preferred stock, liquidation preference of $2,500                                      2,500        2,500
      Common stock:
          Class A; 60,000,000 authorized; 20,632,182 issued at November 30, 2002 and February 28, 2003; 19,559,445 outstanding at November 30, 2002 and
            19,573,145 outstanding at February 28, 2003                                        207          207
          Class B convertible; 10,000,000 authorized; 2,260,954 issued and outstanding          22           22
      Paid-in capital                                                                      250,917      251,031
      Retained earnings                                                                     69,396       70,604
      Accumulated other comprehensive loss                                                  (5,018)      (4,211)
      Treasury stock, at cost, 1,072,737 Class A common stock at November 30, 2002 and
          February 28, 2003                                                                 (8,511)      (8,511)
                                                                                         ---------    ---------
            Total stockholders' equity                                                     309,513      311,642
                                                                                         ---------    ---------
            Total liabilities and stockholders' equity                                   $ 551,235    $ 425,622
                                                                                         =========    =========



See accompanying notes to consolidated financial statements.


                                               AUDIOVOX CORPORATION AND SUBSIDIARIES
                                               Consolidated Statements of Operations
                                 For the Three Months Ended February 28, 2002 and February 28, 2003
                                           (In thousands, except share and per share data)
                                                            (unaudited)


                                                                                                Three Months Ended
                                                                                             February 28,   February 28,
                                                                                                2002             2003
                                                                                            ------------    ------------
                                                                                             As Restated
                                                                                             See Note 2

   Net sales                                                                                $    184,269    $    296,818
   Cost of sales                                                                                 170,546         271,350
                                                                                            ------------    ------------
   Gross profit                                                                                   13,723          25,468
                                                                                            ------------    ------------

   Operating expenses:
      Selling                                                                                      6,751           7,303
      General and administrative                                                                  11,053          12,305
      Warehousing and technical support                                                            1,142           1,399
                                                                                            ------------    ------------
          Total operating expenses                                                                18,946          21,007
                                                                                            ------------    ------------

   Operating income (loss)                                                                        (5,223)          4,461
                                                                                            ------------    ------------

   Other income (expense):
      Interest and bank charges                                                                     (963)         (1,105)
      Equity in income of equity investments                                                         304             371
      Other, net                                                                                  (1,672)         (1,099)
                                                                                            ------------    ------------
          Total other income (expense), net                                                       (2,331)         (1,833)
                                                                                            ------------    ------------

   Income (loss)  before provision for (recovery of)  income taxes, minority interest and
      cumulative effect of a change in accounting for negative goodwill                           (7,554)          2,628
   Provision for (recovery of) income taxes                                                       (1,500)          1,040
   Minority interest                                                                                 557            (380)
                                                                                            ------------    ------------
   Income (loss) before cumulative effect of a change in accounting for negative goodwill         (5,497)          1,208
   Cumulative effect of a change in accounting for negative goodwill                                 240            --
                                                                                            ------------    ------------
   Net income (loss)                                                                        $     (5,257)   $      1,208
                                                                                            ============    ============

   Net income (loss) per common share (basic):
       Income (loss) before cumulative effect of a change in accounting for
   negative goodwill                                                                        $      (0.25)   $       0.06
      Cumulative effect of a change in accounting for negative goodwill                             0.01            --
                                                                                            ------------    ------------
   Net income (loss) per common share                                                       $      (0.24)   $       0.06
                                                                                            ============    ============

   Net income (loss) per common share (diluted)
      Income (loss) before cumulative effect of a change in accounting  for negative
          goodwill                                                                          $      (0.25)   $       0.05
      Cumulative effect of a change in accounting for negative goodwill                             0.01            --
                                                                                            ------------    ------------
   Net income (loss) per common share                                                       $      (0.24)   $       0.05
                                                                                            ============    ============

   Weighted average number of common shares outstanding:
        Basic                                                                                 21,967,263      21,830,480
                                                                                            ============    ============
        Diluted                                                                               21,967,263      22,021,548
                                                                                            ============    ============



See accompanying notes to consolidated financial statements.


                                               AUDIOVOX CORPORATION AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows
                                     Three Months Ended February 28, 2002 and February 28, 2003
                                                           (In thousands)
                                                            (unaudited)



                                                                                                        2002          2003
                                                                                                      ---------    ---------
                                                                                                        As Restated

Cash flows from operating activities:
      Net income (loss)                                                                               $  (5,257)   $   1,208
      Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
         Depreciation and amortization                                                                    1,086        1,030
         Provision for bad debt expense                                                                     242           48
         Equity in income of equity investments                                                            (304)        (371)
         Minority interest                                                                                 (557)         380
         Deferred income tax (benefit) expense, net                                                        (878)          79
         (Gain) loss on disposal of property, plant and equipment, net                                      (12)         116
         Cumulative effect of a change in accounting for goodwill                                          (240)        --
      Changes in operating assets and liabilities:
         Accounts receivable                                                                            130,235       81,337
         Receivable from vendor                                                                           5,121       12,252
         Inventory                                                                                      (46,237)      76,436
         Accounts payable, accrued expenses, other current liabilities and accrued sales incentives         982      (93,551)
         Income taxes payable                                                                               890        4,369
         Investment securities-trading                                                                     (560)         (65)
         Prepaid expenses and other, net                                                                   (443)      (6,087)
                                                                                                      ---------    ---------

           Net cash provided by operating activities                                                     84,068       77,181
                                                                                                      ---------    ---------

   Cash flows from investing activities:
      Purchases of property, plant and equipment                                                           (470)         (90)
      Proceeds from the sale of property, plant and equipment                                               120          183
      Proceeds from distribution from an equity investee                                                    159           70
                                                                                                      ---------    ---------

           Net cash provided by (used in) investing activities                                             (191)         163
                                                                                                      ---------    ---------

   Cash flows from financing activities:
      Borrowings of bank obligations                                                                    118,506      149,546
      Repayments on bank obligations                                                                   (199,729)    (186,495)
      Principal payments on capital lease obligation                                                        (12)         (15)
                                                                                                      ---------    ---------

           Net cash used in financing activities                                                        (81,235)     (36,964)
                                                                                                      ---------    ---------

   Effect of exchange rate changes on cash                                                                  (87)          (5)
                                                                                                      ---------    ---------

   Net increase in cash                                                                                   2,555       40,375

   Cash at beginning of period                                                                            3,025        2,758
                                                                                                      ---------    ---------
                                                                                                      $   5,580    $  43,133
                                                                                                      =========    =========
   Cash at end of period



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
           Three Months Ended February 28, 2002 and February 28, 2003
             (Dollars in thousands, except share and per share data)


(1)  Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox
     Corporation and subsidiaries (the Company) as of November 30, 2002 and February 28, 2003, the consolidated statements of operations for the three month periods ended February 28, 2002 (as restated) and February 28, 2003, and the consolidated statements of cash flows for the three month periods ended February 28, 2002 (as restated) and February 28, 2003. The interim figures are not necessarily indicative of the results for the year.

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

     A summary of the Company's significant accounting policies is identified in
     Note 1 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report filed on Form 10-K. There have been no changes to the Company's significant accounting policies subsequent to November 30, 2002. Certain reclassifications have been made to the 2002 consolidated financial statements in order to conform to the 2003 presentation.

(2)  Restatement of Prior Period Consolidated Financial Statements

     As discussed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report filed on Form 10-K, the Company has restated its consolidated financial statements for fiscal 2000, 2001 and for the first three quarters of fiscal 2002. These restatement adjustments were the result of the misapplication of generally accepted accounting principles. In addition, the Company has reclassified certain expenses from operating expenses to cost of sales for the quarter ended February 28, 2002.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The net effect of the restatement adjustments on net loss for the quarter ended February 28, 2002 is as follows:


                                                                                 First
                                                                                Quarter
                                                                                  2002

Increase loss before cumulative effect of a change in
   accounting for negative goodwill                                              $(1,308)
Increase net loss                                                                 (1,308)
Increase net loss per common share - diluted                                    $  (0.06)


     The following table provides additional unaudited information regarding the effects of restatement adjustments on the Company's February 28, 2002 net loss:

                                 (in thousands)

                                                             (Increase)
                                                             Decrease
                                                             ----------

Restatement adjustments:
   Timing of revenue                                         $   (82)
   Litigation                                                   (399)
   Foreign currency translation                               (1,317)
   Inventory pricing                                             387
   Sales incentives                                              273
   Operating expense reclassification to cost of sales (1)      --
                                                             -------
      Total adjustment to increase pre-tax income (loss)      (1,138)
   (Provision for) recovery of income taxes                     (170)
                                                             -------
   Total increase on net loss                                $(1,308)
                                                             =======

     (1) This adjustment represents a reclassification of warehousing and technical support and general and administrative costs (which are components of operating expenses) to cost of sales. This reclassification did not have any effect on previously reported net loss for the first quarter of fiscal 2002.

     The following discussion addresses each of the restatement adjustments for the corrections of accounting errors and the reclassification adjustment.

     (a) Timing of revenue. During the first quarter of fiscal 2002, the Company overstated net sales by $4,601 as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers. SAB 101 specifically states

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          that delivery generally is not considered to have occurred unless the customer has taken title (which is in this situation when the product was delivered to the customer's site). Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer's site. In addition, during the first quarter of fiscal 2002, gross profit was overstated by $99 and operating expenses were overstated by $17.

     (b) Litigation. During the first quarter of fiscal 2002, the Company overestimated its provisions for certain litigation matters, thereby overstating cost of sales by $176. Also, the Company understated operating expenses by $497 in the first quarter of fiscal 2002 as a result of not recording a settlement offer in the period the Company offered it.

          During the first quarter of fiscal 2002, the Company understated operating expenses by $78 as a result of inappropriately deferring costs related to an insurance claim. The Company's insurance company refused to defend the Company against a legal claim made against the Company. The Company took legal action against the insurance company and was unsuccessful. The Company was improperly capitalizing costs that were not probable of recovery.

     (c) Foreign currency translation. During the first quarter of fiscal 2002, the Company did not properly account for a change in accounting for its Venezuelan subsidiary as operating in a non-highly inflationary economy. In prior periods, Venezuela was deemed to be a highly-inflationary economy in accordance with certain technical accounting pronouncements. Effective January 1, 2002, it was deemed that Venezuela should cease to be considered a highly-inflationary economy, however, the Company did not account for this change. The Company incorrectly recorded the foreign currency translation adjustment in other income rather than as other comprehensive income. As a result, the Company understated other expenses, net, by $1,360 for the first quarter of fiscal 2002. Also, the Company overstated operating expenses by $43 for the first quarter of fiscal 2002.

     (d) Inventory pricing. During the first quarter of fiscal 2002, the Company overstated cost of sales related to an inventory pricing error that occurred at its Venezuelan subsidiary. The Company was not properly pricing its inventory at the lower of cost or market in accordance with generally accepted accounting principles. As a result, the Company overstated cost of sales by $387 for the first quarter of fiscal 2002.

     (e) Sales incentives. During the three months ended February 28, 2002, the Electronics segment underestimated accruals for additional sales incentives (other trade

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          allowances) that were not yet offered to its customers. As a result, for the first quarter of fiscal 2002, the Company overstated net sales by $442.

          Furthermore, during the three months ended February 28, 2002, the Electronics segment was also not reversing earned and unclaimed sales incentives (i.e., cooperative advertising, market development and volume incentive rebate funds) upon the expiration of the established claim period. As a result, for the quarter ended February 28, 2002, the Company understated net sales by $715.

     (f)  Income  taxes.   Income  taxes  were  adjusted  for  the   restatement
          adjustments discussed above for each period presented.

          The Company also applied income taxes to minority interest amounts during the first quarter of fiscal 2002. As a result of these adjustments, the Company understated the provision for/recovery of income taxes by $170 for the quarter ended February 28, 2002.

     (g) Operating expense reclassification. The Company reclassified certain costs as operating expenses, which were included as a component of warehousing and technical support and general and administrative costs, which should have been classified as a component of cost of sales. The effect of this reclassification for the quarter ended
          February 28, 2002 was to understate cost of sales and overstate operating expenses by $4,823. This reclassification did not have any effect on previously reported net income or loss for any fiscal year or period presented herein. This reclassification reduced gross margin by 2.6 percentage points for the quarter ended February 28, 2002.



                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


          The  following   represents   the  effect  of  the   restatement   and
          reclassification   adjustments  in  the  consolidated   statements  of
          operations for the quarter ended February 28, 2002:


                                                                             Fiscal 2002
                                                                  For the Quarter Ended February 28,
                                                ----------------------------------------------------------------------
                                                                  Restatement         Reclassification
                                                 As Reported (1)  Adjustments            Adjustments      As Restated
                                                 --------------   ---------------      ----------------   ------------

Net sales                                          $   188,597    $    (4,328) (2)(8)            -       $   184,269
Cost of sales                                          170,781         (5,058)(2)(6)7)  $     4,823 (3)      170,546
                                                   ------------   ------------          ------------      ------------
Gross profit                                            17,816           730                (4,823)           13,723
                                                   ------------   ------------          ------------      ------------
Operating expenses:
   Selling                                               6,754            (3)  (2)               -             6,751
   General and administrative                           10,651           542   (2)(5)(6)      (140) (3)       11,053
   Warehousing and technical support                     5,846           (21)  (2)          (4,683) (3)        1,142
                                                   ------------   ------------          ------------      ------------
      Total operating expenses                          23,251           518                (4,823)           18,946
                                                   ------------   ------------          ------------      ------------
Operating income (loss)                                 (5,435)          212                     -            (5,223)
      Total other income (expense), net                   (981)       (1,350) (5)                -            (2,331)
                                                   ------------   ------------          ------------      ------------
Loss before provision for (recovery of)
   income taxes, minority interest and  before
   cumulative effect of a change in accounting
   for negative goodwill                                (6,416)       (1,138)                    -            (7,554)
Provision for (recovery of) income taxes                (1,670)          170  (4)                -            (1,500)
Minority interest                                          557             -                     -               557
                                                   ------------   ------------          ------------      ------------
Loss before cumulative effect of a change in
   accounting for negative goodwill                     (4,189)       (1,308)                    -            (5,497)
Cumulative effect of a change in accounting
   for negative goodwill                                   240             -                     -               240
                                                   ------------   ------------          ------------      ------------
Net loss                                           $    (3,949)   $   (1,308)                    -        $   (5,257)
                                                   ============   ============          ============      ============
Net loss per common share (basic) before
   cumulative effect of a change in accounting
   for negative goodwill                           $     (0.19)   $    (0.06)                    -        $    (0.25)
   Cumulative effect of a change in accounting
     for negative goodwill                                0.01             -                     -              0.01
                                                   ------------   ------------          ------------      ------------
Net loss per common share (basic)                  $     (0.18)   $    (0.06)                    -        $    (0.24)
                                                   ============   ============          ============      ============
Net loss per common share (diluted) before
   cumulative effect of a change in accounting
   for negative goodwill                           $     (0.19)   $    (0.06)                    -        $    (0.25)
   Cumulative effect of a change in accounting
     for negative goodwill                                0.01             -                     -              0.01
                                                   ------------   ------------          ------------      ------------
Net loss per common share (diluted)                $     (0.18)   $     (0.06)                   -        $    (0.24)
                                                   ============   ============          ============      ============
Weighted average number of common shares
   outstanding (basic)                              21,967,263                                            21,967,263
                                                   ============                                           ===========
Weighted average number of common shares
   outstanding (diluted)                            21,967,263                                            21,967,263
                                                   ============                                           ===========

(1) Includes reclassification of sales incentives (previously reported in operating expenses) pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".
(2)  Amounts reflect adjustments for (a) timing of revenue.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(3)  Amounts reflect adjustments for (g) operating expense reclassification.
(4)  Amounts reflect adjustments for (f) income taxes.
(5)  Amounts reflect adjustments for (c) foreign currency translation.
(6)  Amounts reflect adjustments for (b)litigation.
(7)  Amounts reflect adjustments for (d) inventory pricing.
(8)  Amounts reflect adjustments for (e) sales incentives.

As a result of the restatement for the quarter ended February 28, 2002, cash flows from operating activities was decreased $377 and cash used in investing activities was decreased $376. There has not been any change to cash used in financing activities.

(3)  Accrued Sales Incentives

     During the prior year, the Company adopted the provisions of EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer". As a result, the Company has reclassified co-operative advertising, market development funds and volume incentive rebate costs (collectively sales incentives), which were previously included in selling expenses, to net sales as the Company does not receive an identifiable benefit in connection with these costs. As a result of this reclassification, net sales and selling expenses, after restatement, were reduced by $2,142 for the quarter ended February 28, 2002. There was no further impact on the Company's consolidated financial statements as a result of the adoption of EITF 01-9 as the Company's historical accounting policy with respect to the recognition and measure of sales incentives is consistent with EITF 01-9.

     A summary of the activity with respect to sales incentives for the quarters ended February 28, 2002 and 2003 on a segment and consolidated basis is provided below:

         Wireless


                                      February 28,  February 28,
                                         2002          2003
                                      -----------  --------------
                                      As Restated

   Opening balance                      $ 5,209    $ 7,525
   Accruals                               1,557      5,552
   Payments                              (2,421)    (4,273)
   Reversals for unearned incentives       --         --
   Reversals for unclaimed incentives       (30)      (163)
                                        -------    -------
   Ending balance                       $ 4,315    $ 8,641
                                        =======    =======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES


         Electronics

                                      February 28,  February 28,
                                         2002          2003
                                      -----------  --------------
                                      As Restated

   Opening balance                      $ 3,265    $ 4,626
   Accruals                               1,286      1,965
   Payments                                (998)    (1,299)
   Reversals for unearned incentives       --         --
   Reversals for unclaimed incentives      (671)      (731)
                                        -------    -------
   Ending balance                       $ 2,882    $ 4,561
                                        =======    =======

         Consolidated

                              February 28,  February 28,
                                 2002          2003
                              -----------  --------------
                              As Restated

   Opening balance            $  8,474    $ 12,151
   Accruals                      2,843       7,517
   Payments                     (3,419)     (5,572)
   Reversals                      (701)       (894)
                               --------    --------
   Ending balance              $  7,197    $ 13,202
                               ========    ========

     The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

(4)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:


                                                      Three Months Ended
                                               February 28,        February 28,
                                                   2002                2003
                                                  ------              -----

Cash paid during the period:
     Interest (excluding bank charges)            $ 872                $ 682
     Income taxes (net of refunds)                $ 295               $2,408

     During the three months ended February 28, 2002 and February 28, 2003, the Company recorded a net unrealized holding gain or (loss) relating to available-for-sale marketable securities, net of deferred taxes, of $(349) and $122, respectively, as a component of accumulated other comprehensive loss.

(5)  Net Income (Loss) Per Common Share

     A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                                       Three Months Ended
                                                                  February 28,       February 28,
                                                                     2002               2003
                                                                 ------------------  ------------
                                                                  (As Restated)

   Net income (loss) (numerator for basic income per share)       $   (5,257)      $      1,208
                                                                  ===========      =============
   Weighted average common shares (denominator for basic income
      per share)                                                  21,967,263         21,830,480
   Effect of dilutive securities:
      Employee stock options and stock warrants                           --            191,068
                                                                  -----------      ------------
   Weighted average common and potential common shares
      outstanding (denominator for diluted income per share)      21,967,263         22,021,548
                                                                  ===========      =============

   Net income (loss) per common share (basic):
      Income (loss) before cumulative effect of a change in
          accounting for  negative goodwill                        $   (0.25)      $       0.06
      Cumulative effect of a change in accounting for negative
          goodwill                                                      0.01                --
                                                                  -----------      ------------
   Net income (loss) per common share                             $    (0.24)      $       0.06
                                                                  ===========      =============

   Net income (loss) per common share (diluted):
      Income (loss) before cumulative effect of a change in
          accounting for negative goodwill                        $    (0.25)      $       0.05
      Cumulative effect of a change in accounting for negative
          goodwill                                                      0.01                --
                                                                  -----------      ------------
   Net income (loss) per common share                             $    (0.24)      $       0.05
                                                                  ===========      =============

     Stock options and warrants totaling 2,739,700 and 1,588,200 for the three months ended February 28, 2002 and February 28, 2003, respectively, were not included in the net loss per common share calculation because their effect would have been anti-dilutive.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(6)  Comprehensive Income (Loss)

     The accumulated other comprehensive loss of $5,018 and $4,211 at November 30, 2002 and February 28, 2003, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized loss on the Company's available-for-sale investment securities of $599 and $477 at November 30, 2002 and February 28, 2003, respectively, and the accumulated foreign currency translation adjustment of $4,419 and $3,734 at November 30, 2002 and February 28, 2003, respectively.

     The Company's total comprehensive income (loss) was as follows:


                                                             Three Months Ended
                                                        February 28,  February 28,
                                                           2002         2003
                                                        -----------  -------------
                                                       (As Restated)

   Net income (loss)                                      $(5,257)   $ 1,208
   Other comprehensive income (loss):
      Foreign currency translation adjustments               (410)       685
      Unrealized gain (loss) on securities:
          Unrealized holding gain (loss) arising during
              period, net of tax                             (349)       122
                                                          -------    -------
   Other comprehensive loss, net of tax                      (759)       807
                                                          -------    -------
   Total comprehensive income (loss)                      $(6,016)   $ 2,015
                                                          =======    =======

     The change in the net unrealized gain (loss) arising during the periods presented above are net of tax (provision) benefit of $214 and $(75) for the three months ended February 28, 2002 and February 28, 2003, respectively. There were no reclassification adjustments for the three months ended February 28, 2002 and 2003.

(7)  Segment Information

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The Company evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the three months ended February 28, 2002 and February 28, 2003, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. Segment identifiable assets are those which are directly used in or identified to segment operations.


                                                                                     Consolidated
                                      Wireless       Electronics       Corporate         Totals

Three  Months Ended
February 28, 2002 - As Restated

   Net sales                        $ 112,991    $  71,278        --      $ 184,269
   Intersegment sales (purchases)         (43)          43        --           --
   Pre-tax income (loss)               (6,707)       1,344   $  (2,191)      (7,554)
   Total assets                       286,561      105,421      61,529      453,511
   Goodwill, net                         --            362       4,602        4,964

   Three  Months Ended
   February 28, 2003

   Net sales                        $ 216,562    $  80,256        --      $ 296,818
   Intersegment sales (purchases)        (176)         176        --           --
   Pre-tax income (loss)                3,250        2,490   $  (3,112)       2,628
   Total assets                       177,693      170,817      77,112      425,622
   Goodwill, net                         --          2,786       4,602        7,388

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(8)  Income Taxes

     Quarterly tax provisions are generally based upon an estimated annual effective tax rate per taxable entity, including evaluations of possible future events and transactions, and are subject to subsequent refinement or revision. When the Company is unable to estimate a part of its annual income or loss, or the related tax expense or benefit, the tax expense or benefit applicable to that item is reported in the interim period in which the income or loss occurs. During the quarter ended February 28, 2003, the Wireless Group utilized certain of its gross deferred tax assets (including net operating losses and other deferred assets), therefore, the valuation allowance related to those utilized deferred tax assets has been removed, which resulted in a decrease in the Company's annual effective tax rate for the period.

     A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for (recovery of) income taxes is as follows:


                                                                       Three Months Ended
                                                                          February 28,
                                                                  2002                     2003
                                                                 ------                   -----
                                                             (As Restated)

   Tax provision at Federal statutory rate                 $(2,644)     (35.0)% $   920       35.0%
   State income taxes, net of Federal benefit                  (59)      (0.8)      219        8.3
   Increase (decrease) in beginning-of-the-year balance
      of the valuation allowance for deferred tax assets       177        2.3      (439)     (16.7)
   Foreign tax rate differential                               742        9.8       467       17.8
   Non-deductible items, changes in rates and other, net       284        3.8      (127)      (4.8)
                                                           -------     --------     -------  -------
                                                           $(1,500)     (19.9)% $ 1,040       39.6%
                                                           =======     ======== ========     =======

     Other is a combination of various factors for the three months ended February 28, 2003, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items.

     The net change in the total valuation allowance for the three months ended February 28, 2003, was a decrease $(439). A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances for net operating loss carryforwards as well as other deferred tax assets of the Wireless Group. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Company will realize the benefit of the net

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     deferred tax assets existing at February 28, 2003.

(9)  Product Warranties and Product Repair Costs

     The Company generally warrants its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $9,143 and $9,298, is recorded in accrued expenses in the accompanying consolidated balance sheet as of November 30, 2002 and February 28, 2003, respectively. In addition, the Company records a reserve for product repair costs. This reserve is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $6,267 and $6,982 are recorded as a reduction to inventory in the accompanying consolidated balance sheet as of November 30, 2002 and February 28, 2003, respectively. Warranty claims and product repair costs expense for each of the fiscal quarters ended February 28, 2002 and 2003 were $1,741 and $1,958, respectively.

     The  following  table  provides  the  changes  in  the  Company's   product
     warranties and product repair costs for 2002:


December 1, 2002                                                $ 15,410
Liabilities accrued for warranties issued during the
     period                                                        1,958
Warranty claims paid during the period                           (1,088)
                                                              ----------
February 28, 2003                                              $ 16,280
                                                               =========

(10) New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 is effective for fiscal years beginning after June 15, 2002, and this will be adopted by the Company on December 1, 2002 (fiscal 2003) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The adoption of Statement 143 did not have any impact on its results of operations or its financial position as the Company had no asset retirement obligations.

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
     Impairment  of  Long-  Lived  Assets"   (Statement  144),  which  addresses
     financial accounting and reporting for the

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     impairment or disposal of long-lived assets. This statement supersedes Statement 121 while retaining the fundamental recognition and measurement provisions of that statement. Statement 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, Statement 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, Statement 144 retains the provisions of Statement 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. Statement 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. The adoption of Statement 144 did not have any impact on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS 145 "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections"
     (Statement 145). Statement 145, as it pertains to the recission of Statement 4, is effective for fiscal years beginning after May 15, 2002 and is effective for transactions occurring after May 15, 2002 as it relates to Statement 13. This Statement updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Adoption of this statement had no material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement 123, "Accounting for Stock- Based Compensation". Additionally, Statement 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of Statement 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company will adopt the disclosure portion of this statement for the fiscal quarter ending May 31, 2003, as required. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     In February 2003, the EITF issued EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", which was adopted by the Company during the quarter ended February 28, 2003. This EITF provides guidance on the income statement classification of amounts received by a customer, including a reseller and guidance regarding timing of recognition for volume rebates. Adoption of this new standard, which was applied prospectively by the Company for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, did not have a material impact on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 during the quarter ended February 28, 2003. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. Accordingly, the Company will adopt this provision of FIN 46 during the quarter ended November 30, 2003. The adoption of FIN 46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.

(11) Financing Arrangements

         The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     At November 30, 2002, the Company was not in compliance with certain of its pre-tax income covenants. Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company's fiscal year-end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company's quarter end.

     The Company has not received waivers for the November 30, 2002 violation of a particular pre-tax income covenant, delivery of audited financial statements 90 days after the Company's fiscal year-end or delivery of unaudited quarterly financial statements 45 days after the quarter-end. Accordingly, the Company's outstanding domestic obligation as of November 30, 2002, of $36,883, has been classified as current on the accompanying consolidated financial statements. Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in domestic bank obligations outstanding at February 28, 2003 of $0. Management is in the process of requesting a waiver for the November 30, 2002 and February 28, 2003 violations. While the Company has historically been able to obtain waivers for such violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with other credit facilities.

(12) Business Acquisition

     On March 15, 2002, Code Systems, Inc. (Code), a wholly-owned subsidiary of Audiovox Electronics Corp., purchased certain assets of Code-Alarm, Inc., an automotive security product company. The Company accounted for the transaction in accordance with the purchase method of accounting. As a result of the transaction, goodwill of $1,854 was recorded. An adjustment to the allocation of the purchase price was made to a certain acquired balance resulting in an increase to goodwill of $561 during the quarter ended February 28, 2003.

(13) Guarantee of Debt

     The Company has guaranteed, through August 31, 2003, the borrowings of one of its 50%- owned equity investees (GLM) at a maximum of $300. During the quarter ended February 28, 2003, the Company adopted FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" (FIN 45). In accordance with FIN 45, the Company has not issued or modified this guarantee after December 31, 2002. Accordingly, this guarantee has not been reflected on the accompanying consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(14) Subsequent Events

     In May 2003, the Company entered into an asset purchase agreement to buy certain audio assets of Recoton Corporation. In accordance with the agreement, the Company made a deposit of $2,000, which is currently being held in escrow. The Company has obtained final approval of this purchase from a bankruptcy court. This purchase amounted to approximately $40,000 plus the assumption of $5,000 in debt, not including related acquisition costs.

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

     The Electronics Group consists of three wholly-owned subsidiaries: Audiovox Electronics Corporation (AEC), American Radio Corp. and Code Systems, Inc.
(Code) and three majority- owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets, both domestically and internationally, automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios, in-vehicle video systems, flat-screen televisions, DVD players and navigation systems. Sales are made through an extensive distribution network of mass merchandisers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis. American Radio Corp. is also involved on a limited basis in the wireless marketplace. Wireless related sales are categorized as "other".

     The Company allocates interest and certain shared expenses to the marketing groups based upon both actual and estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.


Restatement of Consolidated Financial Statements

     As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company has restated its consolidated financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. These restatement adjustments are the result of the misapplication of generally accepted accounting principles. In addition, the Company has reclassified certain expenses from operating expenses to cost of sales for the quarter ended February 28, 2002.

     The net effect of the restatement adjustments on net loss for the quarter ended February 28, 2002 is as follows:


                                                                                 First
                                                                                Quarter
                                                                                  2002

Increase loss before cumulative effect of a change in
   accounting for negative goodwill                                              $(1,308)
Increase net loss                                                                 (1,308)
Increase net loss per common share - diluted                                    $  (0.06)


     The following table provides additional unaudited information regarding the effects of restatement adjustments on the Company's February 28, 2002 net loss:

                                 (in thousands)

                                                             (Increase)
                                                             Decrease
                                                             ----------

Restatement adjustments:
   Timing of revenue                                         $   (82)
   Litigation                                                   (399)
   Foreign currency translation                               (1,317)
   Inventory pricing                                             387
   Sales incentives                                              273
   Operating expense reclassification to cost of sales (1)      --
                                                             -------
      Total adjustment to increase  pre-tax income (loss)     (1,138)
   (Provision for) recovery of income taxes                     (170)
                                                             -------
   Total increase on net loss                                  $(1,308)
                                                             =======

     (1) This adjustment represents a reclassification of warehousing and technical support and general and administrative costs (which are components of operating expenses) to cost of sales. This reclassification did not have any effect on previously reported net loss for the first quarter of fiscal 2002.

     The following discussion addresses each of the restatement adjustments for the corrections of accounting errors and the reclassification adjustment for the corrections of accounting errors.

(a) Timing of revenue. During the first quarter of fiscal 2002, the Company overstated net sales by $4,601 as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers. SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is in this situation when the product was delivered to the customer's site). Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer's site. In addition, during the first quarter of fiscal 2002, gross profit was overstated by $99 and operating expenses were overstated by $17.

(b) Litigation. During the first quarter of fiscal 2002, the Company overestimated its provisions for certain litigation matters, thereby overstating cost of sales by $176. Also, the Company understated operating expenses by $497 in the first quarter of fiscal 2002 as a result of not recording a settlement offer in the period the Company offered it.

     During the first quarter of fiscal 2002, the Company understated operating expenses by $78 as a result of inappropriately deferring costs related to an insurance claim. The Company's insurance company refused to defend the Company against a legal claim made against the Company. The Company took legal action against the insurance company and was unsuccessful. The Company was improperly capitalizing costs that were not probable of recovery.

(c) Foreign currency translation. During the first quarter of fiscal 2002, the Company did not properly account for a change in accounting for its Venezuelan subsidiary as operating in a non-highly inflationary economy. In prior periods, Venezuela was deemed to be a highly- inflationary economy in accordance with certain technical accounting pronouncements. Effective January 1, 2002, it was deemed that Venezuela should cease to be considered a highly-inflationary economy, however, the Company did not account for this change. The Company incorrectly recorded the foreign currency translation adjustment in other income rather than as other comprehensive income. As a result, the Company understated other expenses, net, by $1,360 for the first quarter of fiscal 2002. Also, the Company overstated operating expenses by $43 for the first quarter of fiscal 2002.

(d) Inventory pricing. During the first quarter of fiscal 2002, the Company overstated cost of sales related to an inventory pricing error that occurred at its Venezuelan subsidiary. The Company was not properly pricing its inventory at the lower of cost or market in accordance with generally accepted accounting principles. As a result, the Company overstated cost of sales by $387 for the first quarter of fiscal 2002.

(e) Sales incentives. During the first quarter ended February 28, 2002, the Electronics segment underestimated accruals for additional sales incentives (other trade allowances) that were not yet offered to its customers. As a result, for the first quarter of fiscal 2002, the Company overstated net sales by $442.

     Furthermore, during the three months ended February 28, 2002, the Electronics segment was also not reversing earned and unclaimed sales incentives (i.e., cooperative advertising, market development and volume incentive rebate funds) upon the expiration of the established claim period. As a result, for the quarter ended February 28, 2002, the Company understated net sales by $715.

(f) Income taxes. Income taxes were adjusted for the restatement adjustments discussed above for each period presented.

     The Company also applied income taxes to minority interest amounts during the first quarter of fiscal 2002. As a result of these adjustments, the Company understated the provision for/recovery of income taxes by $170 for the quarter ended February 28, 2002.

(g) Operating expense reclassification. The Company reclassified certain costs as operating expenses, which were included as a component of warehousing and technical support and general and administrative costs, which should have been classified as a component of cost of sales. The effect of this reclassification for the quarter ended February 28, 2002 was to understate cost of sales and overstate operating expenses by $4,823. This reclassification did not have any effect on previously reported net income or loss for any fiscal year or period presented herein. This reclassification reduced gross margin by 2.6 percentage points for the quarter ended February 28, 2002.

     The following represents the effect of the restatement and reclassification adjustments in the consolidated statements of operations for the quarter ended February 28, 2002:


                                                                             Fiscal 2002
                                                                  For the Quarter Ended February 28,
                                                ----------------------------------------------------------------------
                                                                  Restatement         Reclassification
                                                 As Reported (1)  Adjustments            Adjustments      As Restated
                                                 --------------   ---------------      ----------------   ------------

Net sales                                          $   188,597    $    (4,328) (2)(8)            -       $   184,269
Cost of sales                                          170,781         (5,058)(2)(6)7)  $     4,823 (3)      170,546
                                                   ------------   ------------          ------------      ------------
Gross profit                                            17,816           730                (4,823)           13,723
                                                   ------------   ------------          ------------      ------------
Operating expenses:
   Selling                                               6,754            (3)  (2)               -             6,751
   General and administrative                           10,651           542   (2)(5)(6)      (140) (3)       11,053
   Warehousing and technical support                     5,846           (21)  (2)          (4,683) (3)        1,142
                                                   ------------   ------------          ------------      ------------
      Total operating expenses                          23,251           518                (4,823)           18,946
                                                   ------------   ------------          ------------      ------------
Operating income (loss)                                 (5,435)          212                     -            (5,223)
      Total other income (expense), net                   (981)       (1,350) (5)                -            (2,331)
                                                   ------------   ------------          ------------      ------------
Loss before provision for (recovery of)
   income taxes, minority interest and  before
   cumulative effect of a change in accounting
   for negative goodwill                                (6,416)       (1,138)                    -            (7,554)
Provision for (recovery of) income taxes                (1,670)          170  (4)                -            (1,500)
Minority interest                                          557             -                     -               557
                                                   ------------   ------------          ------------      ------------
Loss before cumulative effect of a change in
   accounting for negative goodwill                     (4,189)       (1,308)                    -            (5,497)
Cumulative effect of a change in accounting
   for negative goodwill                                   240             -                     -               240
                                                   ------------   ------------          ------------      ------------
Net loss                                           $    (3,949)   $   (1,308)                    -        $   (5,257)
                                                   ============   ============          ============      ============
Net loss per common share (basic) before
   cumulative effect of a change in accounting
   for negative goodwill                           $     (0.19)   $    (0.06)                    -        $    (0.25)
   Cumulative effect of a change in accounting
     for negative goodwill                                0.01             -                     -              0.01
                                                   ------------   ------------          ------------      ------------
Net loss per common share (basic)                  $     (0.18)   $    (0.06)                    -        $    (0.24)
                                                   ============   ============          ============      ============
Net loss per common share (diluted) before
   cumulative effect of a change in accounting
   for negative goodwill                           $     (0.19)   $    (0.06)                    -        $    (0.25)
   Cumulative effect of a change in accounting
     for negative goodwill                                0.01             -                     -              0.01
                                                   ------------   ------------          ------------      ------------
Net loss per common share (diluted)                $     (0.18)   $     (0.06)                   -        $    (0.24)
                                                   ============   ============          ============      ============
Weighted average number of common shares
   outstanding (basic)                              21,967,263                                            21,967,263
                                                   ============                                           ===========
Weighted average number of common shares
   outstanding (diluted)                            21,967,263                                            21,967,263
                                                   ============                                           ===========

(1) Includes reclassification of sales incentives (previously reported in operating expenses) pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".
(2)  Amounts reflect adjustments for (a) timing of revenue.
(3)  Amounts reflect adjustments for (g) operating expense reclassification.
(4)  Amounts reflect adjustments for (f) income taxes.
(5)  Amounts reflect adjustments for (c) foreign currency translation.
(6)  Amounts reflect adjustments for (b)litigation.
(7)  Amounts reflect adjustments for (d) inventory pricing.
(8)  Amounts reflect adjustments for (e) sales incentives.

Critical Accounting Policies

     As disclosed in the annual report on Form 10-K for the fiscal year ended November 30, 2002, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; accounts receivable; sales incentives; inventory; warranties and income taxes. Since November 30, 2002, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

Results of Operations

         The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:


                                                              Percentage of Net Sales
                                                                 Three Months Ended
                                                            February 28,  February 28,
                                                                2002          2003
                                                          -------------   ------------
                                                          (As Restated)
  Net sales:
     Wireless
           Wireless products                                    57.0%     70.9%
           Activation commissions                                3.9       1.8
           Residual fees                                         0.4       0.2
           Other                                                 --        0.1
                                                               -----     -----
              Total Wireless                                    61.3      73.0
                                                               -----     -----

        Electronics
           Mobile electronics                                   21.5      17.2
           Consumer electronics                                  8.7       5.6
           Sound                                                 8.3       4.2
           Other                                                 0.2       --
                                                               -----     -----
              Total Electronics                                 38.7      27.0
                                                               -----     -----
              Total net sales                                  100.0     100.0
                                                               -----     -----

   Cost of sales                                                92.6      91.4
                                                               -----     -----
   Gross profit                                                  7.4       8.6

   Selling                                                       3.7       2.5
   General and administrative                                    6.0       4.1
   Warehousing and technical support                             0.6       0.5
                                                               -----     -----
           Total operating expenses                             10.3       7.1
                                                               -----     -----
   Operating income (loss)                                      (2.8)      1.5
   Interest and bank charges                                    (0.5)     (0.3)
   Equity in income in equity investments                        0.2       0.1
   Other, net                                                   (1.0)     (0.4)
                                                               -----     -----
   Income (loss) before provision for (recovery of) income
        taxes                                                   (4.1)      0.9
   Provision for (recovery of) income taxes                     (0.8)      0.4
   Minority interest                                             0.3      (0.1)
   Change in accounting principle                                0.1       --
                                                               -----     -----
   Net income (loss)                                            (2.9)%   0.4 %
                                                               ======    =====


Consolidated Results
Three months ended February 28, 2002 compared to three months ended February 28, 2003

     The net sales and percentage of net sales by marketing group and product line for the three months ended February 28, 2002 and February 28, 2003 are reflected in the following table:


                                          Three Months Ended
                                 February 28, 2002  February 28, 2003
                               ------------------- -------------------
                                 (As Restated)

Net sales:

     Wireless
      Wireless products        $105,009     57.0 %  $210,574      70.9 %
      Activation commissions      7,270      3.9       5,228       1.8
      Residual fees                 658      0.4         540       0.2
      Other                          54      --          220       0.1
                               --------   -------   --------    -------
         Total Wireless         112,991     61.3     216,562      73.0
                               --------   -------   --------    -------

   Electronics
      Mobile electronics         39,696     21.5      51,090      17.2
      Consumer electronics       15,993      8.7      16,495       5.6
      Sound                      15,206      8.3      12,544       4.2
      Other                         383      0.2         127       --
                               --------   -------   --------    -------
         Total Electronics       71,278     38.7      80,256      27.0
                               --------   -------   --------    -------
         Total                 $184,269    100.0%   $296,818     100.0%
                               ========   =======   ========    =======


     Net sales for the three months ended February 28, 2003 were $296,818, a 61.1% increase from net sales of $184,269 from 2002. Wireless Group sales were $216,562 for the three months ended February 28, 2003, a 91.7% increase from sales of $112,991 in 2002. Unit sales of wireless handsets increased 44.5% to approximately 1,191,000 units for the three months ended February 28, 2003 from approximately 824,000 units in 2002. In addition, the average selling price of the Company's handsets increased to $171 per unit for the three months ended February 28, 2003 from $119 per unit in 2002 as a result of new product introductions. Wireless sales were impacted in 2002 by late introductions of new products by its vendor, delays in acceptances testing by our customers and slower growth in the wireless industry. This situation did not recur for the three months ended February 28, 2003.

     Electronics Group sales were $80,256 for the three months ended February 28, 2003, a 12.6% increase from sales of $71,278 in 2002. This increase was largely due to increased sales in the mobile video and consumer electronics product lines. Offsetting some of this increase was a decline in sound sales, which continue to decline given the change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line. Sales by the Company's international subsidiaries decreased 58.4% for the three months ended February 28, 2003 to approximately $2,396 due to a 97.4% decrease in Venezuela due to the temporary shut-down of the operations attributable to political and economic instability and a 25.0% decrease in Malaysia as a result of lower OEM sales.

     Gross profit margin for the three months ended February 28, 2003 was 8.6%, compared to 7.4% in 2002. This increase in profit margin resulted primarily from lower inventory write-downs to market for the three months ended February 28, 2003. Specifically, inventory write-downs were $0 in 2003 compared to $1,040 in 2002. Consolidated gross margins were also adversely impacted by increased sales incentives, principally in the Wireless Group. Trends will be discussed in further detail in each individual marketing group MD&A discussion. There was also a change in the mix in Wireless product sales to newer models, which carry a higher gross margin. Wireless margins were impacted by late product introductions by its suppliers in 2002, a situation that did not repeat in 2003. New product historically is sold at a higher gross margin. This trend continues to have a major effect on the gross margins of the Wireless Group. Margins for the Electronics Group remained unchanged at 16.9%.

     Operating expenses increased $2,061 to $21,007 for the three months ended February 28, 2003, compared to $18,946 in 2002. As a percentage of net sales, operating expenses decreased to 7.1% for the three months ended February 28, 2003 from 10.3% in 2002. Major components of the increase in operating expenses were salaries due to Code Systems, Inc. and increased insurance and advertising expenses, particularly with general liability insurance of $372. This increase in operating expenses was partially offset by reductions in other expenses. Operating income for the three months ended February 28, 2003 was $4,461, compared to operating loss of $5,223 in 2002.

     Net income for the three months ended February 28, 2003 was $1,208 compared to net loss of $5,257 in 2002. Earnings per share for the three months ended February 28, 2003 was $0.06, basic and $0.05 diluted compared to loss per share of $0.24 for fiscal 2002, basic and diluted (as restated).

Wireless Results

     The following table sets forth for the periods indicated certain statements of operations data for Wireless expressed as a percentage of net sales:


                                                                   Three Months Ended
                                                       February 28, 2002             February 28, 2003
                                                         (As Restated)
                                                 ---------------------------      -----------------------
Net sales:
        Wireless products                        $ 105,009            92.9%       $ 210,574        97.3%
        Activation commissions                       7,270             6.4            5,228         2.4
        Residual fees                                  658             0.6              540         0.2
        Other                                           54             0.1              220         0.1
                                                 ---------            ------      ----------      -------
            Total net sales                        112,991           100.0          216,562       100.0

   Gross profit                                      1,613             1.4           11,818         5.5

   Operating expenses
        Selling                                      2,740             2.4            2,663         1.2
        General and administrative                   3,401             3.0            4,330         2.0
        Warehousing and technical support              616             0.6              714         0.3
                                                 ---------            ------      ----------      -------

   Total operating expenses                          6,757             6.0            7,707         3.6
                                                 ---------            ------      ----------      -------

   Operating income (loss)                          (5,144)           (4.6)           4,111         1.9
   Other expense                                    (1,563)           (1.4)            (861)       (0.4)
                                                 ---------            ------      ----------      -------
   Pre-tax income (loss)                         $  (6,707)           (5.9)%      $   3,250         1.5 %
                                                 =========            ======      ==========      =======


     Net sales were $216,562 for the three months ended February 28, 2003, an increase of $103,571, or 91.7%, from 2002. Unit sales of wireless handsets increased by 367,000 units for the three months ended February 28, 2003, or 44.5%, to approximately 1,191,000 units from 824,000 units in 2002. This increase was attributable to increased sales of digital handsets for new product introductions which were delayed in 2002, in addition to 2002 late acceptances by our customers and lower demand for wireless products, a situation that did not repeat in 2003. During 2003, we began selling a new digital model with a color LCD. In addition, there was a $3,862 increase in sales incentives compared to 2002. These programs are expected to continue and will either increase or decrease based upon competition and customer and market requirements. The average selling price of handsets increased to $171 per unit for the three months ended February 28, 2003 from $122 per unit in 2002. This increase was due to higher selling prices of the newly-introduced digital products. Gross profit margins increased to 5.5% for the three months ended February 28, 2003 from 1.4% in 2002, primarily due to the sales of new, higher margin products and lower inventory write-downs. Inventory write-downs were $0 for the three months ended February 28, 2003 compared to $1,040 in 2002. These write-downs were based upon open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from our customers based upon current negotiations. At November 30, 2002, the Company had on hand 134,270 units of certain phone models, which, after write-down, were valued at $40,859. As of February 28, 2003, 28,158 of these previously written-down units remained in inventory which were valued at $7,298. The Company expects that, due to market conditions and customer concentration, it could experience additional write-downs in the future. Gross margins were further impacted by reimbursement from a vendor for software upgrades performed on inventory sold of $193 and $49 for the three months ended February 28, 2002 and 2003, respectively. Without this reimbursement, gross margins would have been lower by 0.17% and 0.02% for the three months ended February 28, 2002 and 2003, respectively. The Company has an agreement with its vendor for additional future price protection with respect to specific inventory items if needed. During three months ended February 28, 2003, there was an increase of $3,862 in sales incentives expense as a result of new product introductions, new market areas for product sales and additional promotion of existing products, net of reversals of $163, due to changes in the estimated amount due under accrued sales incentive programs.

     The Company expects, due to market conditions and customer concentration, it could experience additional sales incentives expense in the future.

     Operating expenses increased $950 for the three months ended February 28, 2003 from 2002. As a percentage of net sales, however, operating expenses decreased to 3.6% during three months ended February 28, 2003 compared to 6.0% in 2002. Selling expenses decreased $77 for the three months ended February 28, 2003 compared to 2002, primarily in commissions of $170, due to a reduction of commissions paid to distributors in Mexico compared to last year. Travel and entertainment decreased $78 due to fewer trade shows during the quarter. These decreases were partially offset by increases in advertising and trade show expense of $93 primarily due to increased sales promotions and an increase of $65 in salesmen salaries from the hiring of additional salesmen in Quintex to support additional sales programs. General and administrative expenses increased $929 for the three months ended February 28, 2003 from 2002, primarily in salaries of $185 due to increased bonus provision and new executive compensation contract, insurance expense of $209 due to increased insurance premiums for general liability and umbrella coverage, bad debt expense of $141 primarily due to a customer who filed for bankruptcy. The Company does not consider this a trend in the overall accounts receivable. Employee benefits increased $168 due to increased costs under the health care plan and licensing of $126 due to a 2002 refund to battery recycling charges of $84 that did not repeat in 2003 and an increase in the cost of CTIA Certification of telephones. Warehousing and technical support expenses increased $98 for the three months ended February 28, 2003 from 2002, primarily in direct labor, payroll taxes and benefits of $204 due to additional employees for product testing and bonus accruals. This increase was partially offset by decreases in travel of $41 due to less travel by engineers and a decrease in the costs of buying offices of $65 as a result of lower product purchases. Pre-tax income for the three months ended February 28, 2003 was $3,250, compared to pre-tax loss of $6,707 for fiscal 2002.

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


Electronics Results

     The following table sets forth for the periods indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:


                                                                                 Three Months Ended
                                                     February 28, 2002             February 28, 2003
                                                 -------------------------       -------------------------
                                                     (As Restated)


Net sales:
        Mobile electronics                       $ 39,696            55.7%       $ 51,090            63.7%
        Consumer electronics                       15,993            22.4          16,495            20.6
        Sound                                      15,206            21.3          12,544            15.6
        Other                                         383             0.6             127             0.1
                                                 --------           ------       ---------          ------
           Total net sales                         71,278           100.0          80,256           100.0

   Gross profit                                    12,016            16.9          13,599            16.9

   Operating expenses
        Selling                                     3,349             4.7           3,800             4.7
        General and administrative                  5,322             7.5           5,795             7.2
        Warehousing and technical support             483             0.7             642             0.8
                                                 --------           ------       ---------          ------
   Total operating expenses                         9,154            12.8          10,237            12.7
                                                 --------           ------       ---------          ------

   Operating income                                 2,862             4.0           3,362             4.2
   Other expense                                   (1,518)           (2.1)           (872)           (1.1)
                                                 --------           ------       ---------          ------
   Pre-tax income                                $  1,344             1.9%       $  2,490             3.1%
                                                 ========           ======       =========          ======


     Net sales were $80,256 for the three months ended February 28, 2003, a 12.6% increase from net sales of $71,278 in 2002. Mobile and consumer electronics' sales increased over last year, partially offset by a decrease in sound and other. Mobile electronics increased $11,394 (28.7%) during 2003 from 2002. Sales of mobile video within the mobile electronics category increased over 23.5% % for the three months ended February 28, 2003 from 2002. Consumer electronics increased

$502 (3.1%) to $16,495 for the three months ended February 28, 2003 from $15,993 in 2002, primarily in sales of video-in-a-bag and portable DVD players. These increases were partially offset by a decrease in the sound category of $2,662 (17.5%). Given the change in the marketplace, fully- featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line. There was also an increase in sales incentives of $619. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately $ 719 primarily from lower OEM business. The Company's Venezuelan subsidiary experienced a decrease of $ 2,687 in sales from last year, due to the temporary closing of the offices due to the impact of economic and political instability in the country.

     Gross profit margins remained unchanged at 16.9% for the three months ended February 28, 2003, compared to 16.9% for 2002. The gross margin decreased in Sound, offset by an increase in Mobile Electronics and international operations. Also affecting margins was the integration of Code into the Electronics Group during the second quarter of 2002. Code's gross margins (13.0%) were significantly lower than other product lines in the Electronics Group. Lower margins from Code were offset by higher margins in consumer and mobile electronics. During the three months ended February 28, 2003, there was an increase in sales incentives expense of $619, net of reversals of $731, due to changes in the estimated amount due under accrued sales incentive programs.

     Operating expenses increased $1,083 for the three months ended February 28, 2003, an 11.8% increase from operating expenses in 2002. As a percentage of net sales, operating expenses decreased to 12.7% during three months ended February 28, 2003 compared to 12.8% in 2002. Selling expenses increased $451 during three months ended February 28, 2003, primarily in commissions of $27 due to an increase of $164 from Code Systems, which was offset by a $137 decrease in commissionable sales in the video and consumer goods product categories, which have a different commission rate structure, salaries of $254 primarily due to $210 from Code and general increases in other areas, travel and entertainment of $48 due to an increase of $60 from Code. These increases were partially offset by a decrease in advertising and trade show expense of $47 due to less advertising by the Company's international branches. General and administrative expenses increased $473 from 2002, mostly in salaries of $464, $221 due to Code, travel and entertainment of $66, $38 due to Code, office expenses of $50, $33 due to Code, insurance expense of $103 due to higher premiums on general liability and Ocean Cargo as shipments and sales have increased, occupancy costs of $69, $45 due to Code. These increases were partially offset by decreases in professional fees of $470 due to a patent infringement fee of $497 during 2002 that did not recur in 2003 and a reduction in bad debt expense of $335 primarily due to a 2002 customer write-off due to bankruptcy that did not recur. There was also an increase in the corporate allocation of $166 for additional corporate services. Warehousing and technical support increased $159 for the three months ended February 28, 2003 from 2002, primarily in direct labor, payroll taxes and benefits of $85 due increased headcount. There was also an increase in overseas buying office expenses of $62 as a result of increased purchases. Pre-tax income for the three months ended February 28, 2003 was $2,490, compared to $1,344 for 2002.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.


Other Income and Expense

     Interest expense and bank charges increased $142 during three months ended February 28, 2003 from three months ended February 28, 2002, primarily due to interest paid on a state tax settlement.

     Equity in income of equity investees increased by approximately $67 for the three months ended February 28, 2003 compared to three months ended February 28, 2002. The majority of the increase was due to an increase in the equity income of ASA due to increased sales and improvement in gross margins. Other expenses decreased during 2003 compared to 2002. The foreign exchange losses were $795 for the three months ended February 28, 2003 and $1,910 three months ended February 28, 2002. This decrease was due to the devaluation of 14% in 2003 versus 40% in 2002. During the first quarter of 2003, Venezuela fixed the exchange rate of the Bolivar with the U.S. Dollar at 1,6000 Bolivars per Dollar during the first quarter of 2003. We also had an increase in minority interest expense of $937, primarily due to the effect of Toshiba's increased ownership in ACC and profitable operations.


Provision for Income Taxes

     The effective tax (recovery) rate for the three months ended February 28, 2003, was 39.6% compared to last year's (19.9)% for the comparable period. During the quarter ended February 28, 2003, the valuation allowance relating to the Wireless segment was reduced and the Company's mix of foreign and domestic earnings resulted in a net increase in the Company's annual effective tax rate for the period.


Liquidity and Capital Resources

     The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. As of February 28, 2003, the Company had working capital (defined as current assets less current liabilities) of $292,986, which includes cash of $43,133 compared with working capital of $292,687 at November 30, 2002, which included cash of $2,758. Operating activities provided approximately $77,181, primarily from collections of accounts receivable and receivable from vendor and decreases in inventory, partially offset by decreases in accounts payable and accrued expenses. Investing activities provided approximately $163, primarily from the sale of property, plant and equipment, partially offset by purchases of property, plant and equipment. Financing activities used approximately $36,964, primarily from repayments of bank obligations.

     The Company's principal source of liquidity is its revolving credit agreement which expires July 27, 2004. The credit agreement provides for $200,000 of available credit, including $15,000 for foreign currency borrowings. The continued availability of this financing is dependent upon the Company's operating results which would be negatively impacted by a decrease in demand for the Company's products. The Company anticipates reducing its credit availability from $200,000 to $175,000 as a result of the Company's working capital position and current anticipated borrowing requirements.

     Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC. The Company's ability to borrow under its credit facility is a maximum aggregate amount of $200,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts. In addition, the Company guarantees the borrowings of one of its equity investees at a maximum of $300.

     The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     At November 30, 2002, the Company was not in compliance with certain of its pre-tax income covenants. Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company's fiscal year- end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company's quarter end.

     The Company has not received waivers for the November 30, 2002 violation of a particular pre-tax income covenant or delivery of audited financial statements 90 days after the Company's fiscal year-end or delivery of unaudited quarterly financial statements 45 days after the quarter-end. Accordingly, the Company's outstanding domestic obligation as of November 30, 2002 of $36,883, has been classified as current on the accompanying consolidated financial statements. Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in domestic bank obligations outstanding at February 28, 2003 of $0. Management is in the process of requesting a waiver for the November 30, 2002 and February 28, 2003 violations. While the Company has historically been able to obtain waivers for such violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with other credit facilities described below.

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

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At February 28, 2003, such obligations and commitments are as follows:


                                                                     Payments Due By Period
                                       -----------------------------------------------------------------------------------
Contractual Cash                                  Less than                                      After
   Obligations                      Total          1 Year        1-3 Years      4-5 Years        5 years
------------------------            -------       --------       ---------      ---------       -------

   Capital lease obligations        $ 14 068       $   554        $ 1,671        $ 1,158        $10,685
   Operating leases                   9,119          2,442          4,665          1,693            319
                                    -------        -------        -------        -------        -------
   Total contractual cash           $23,187        $ 2,996        $ 6,336        $ 2,851        $11,004
     obligations                    ========       =======        =======        =======        ========



                                                                     Amount of Commitment
                                                                    Expiration per period
                                    --------------------------------------------------------------------------------------
                                         Total
         Other Commercial               Amounts          Less than                                        Over
           Commitments                 Committed          1 Year          1-3 Years     4-5 Years        5 years
           -----------                 ---------         --------         ---------     ---------        -------

   Lines of credit                      $3,291            $3,291            --             --             --
   Standby letters of credit             3,055             3,055            --             --             --
   Guarantees                              300               300            --             --             --
   Commercial letters of
      credit                             2,683             2,683            --             --             --
                                        -------           -------          ----           ----           ----
   Total commercial
      commitments                       $9,329            $9,329            --             --             --
                                        =======           =======          ====           ====           ====

     The Company has guaranteed, through August 31, 2003, the borrowings of one of its 50%- owned equity investees (GLM) at a maximum of $300. During the quarter ended February 28, 2003, the Company adopted FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" (FIN 45). In accordance with FIN 45, the Company has not issued or modified this guarantee after December 31, 2002. Accordingly, this guarantee has not been reflected on the accompanying consolidated financial statements.

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

     In May 2003, the Company entered into an asset purchase agreement to buy certain audio assets of Recoton Corporation. In accordance with the agreement, the Company made a deposit of $2,000, which is currently being held in escrow. Final approval of this purchase was obtained on June 3, 2003 from a bankruptcy court. This purchase amounts to approximately $40,000 plus the assumption of $5,000 in debt, not including related acquisition costs. The Company anticipates using its existing cash and available financing to fund this acquisition.


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

     The Company also leases certain facilities from its principal stockholder. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. Total lease payments required under the leases for the five-year period ending February 28, 2008 are $2,795.


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


Transactions with Toshiba

     Inventory on hand at November 30, 2002 and February 28, 2003 purchased from Toshiba Corporation (Toshiba), the 25% minority shareholder of ACC and major supplier to ACC, approximated $138,467 and $67,041, respectively. As of November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 for price protection and software upgrades. These amounts were paid in full during the first quarter of 2003.

     At November 30, 2002, the Company had on hand 504,020 units in the amount of $91,226, which were purchased from Toshiba and have been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. Of this accounts payable $56,417 was subject to an arrangement with Toshiba, which provides for, among other things, extended payment terms. This arrangement has since been modified in an effort to enhance the Company's relationship with Toshiba. The payment terms are such that the payable is non-interest bearing. The balance of $91,226 accounts payable is payable in accordance with the terms established in the distribution agreement, which is 30 days. During the first quarter of 2003, the Company paid this amount in full. At February 28, 2003, the Company had $9,498 of inventory which was purchased from Toshiba and has been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. Under the above arrangement, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from Toshiba. The Company will record such price protection, if necessary, at the time of the sale of the units. At November 30, 2002, the Company had $4,960 in price protection which has been reflected as a reduction to inventory. During the first quarter of 2003, $3,560 was recorded as a reduction to cost of sales as related inventory was sold. The remaining $1,400 in price protection has been reflected as a reduction to the remaining inventory cost at February 28, 2003.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 is effective for fiscal years beginning after June 15, 2002, and this will be adopted by the Company on December 1, 2002 (fiscal 2003) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The adoption of Statement 143 did not have any impact on its results of operations or its financial position as the Company had no asset retirement obligations.

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment of Long- Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. Statement No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, Statement No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, Statement No. 144 retains the provisions of Statement No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. Statement No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. The Company has determined that the effect of the adoption of Statement No. 144 did not have a material effect on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS 145 "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections" (Statement
145). Statement 145, as it pertains to the recission of Statement 4, is effective for fiscal years beginning after May 15, 2002 and is effective for transactions occurring after May 15, 2002 as it relates to Statement 13. This Statement updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Adoption of this statement had no material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company will adopt the disclosure portion of this statement for the fiscal quarter ending May 31, 2003, as required. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

     In February 2003, the EITF issued EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", which was adopted by the Company during the quarter ended February 28, 2003. This EITF provides guidance on the income statement classification of amounts received by a customer, including a reseller and guidance regarding timing of recognition for volume rebates. Adoption of this new standard, which was applied prospectively by the Company for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, did not have a material impact on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 during the quarter ended February 28, 2003. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. Accordingly, the Company will adopt this provision of FIN 46 during the quarter ended November 30, 2003. The adoption of FIN46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.


Forward-Looking Statements

     Except for historical information contained herein, statements made in this release that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the wireless, mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in the Company's Form 10-K for the fiscal year ended November 30, 2002 and the Form 10-Q for the first quarter ended February 28, 2002. These factors, among others, may cause actual results to differ materially from the results suggested in the forward- looking statements. Forward-looking statements include statements relating to, among other things:

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

     No reports were filed on Form 8-K during the quarter ended February 28, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AUDIOVOX CORPORATION




                                         By:s/John J. Shalam
                                            -------------------------------
                                               John J. Shalam
                                               President and Chief
                                               Executive Officer

Dated: June 5, 2003

                                         By:s/Charles M. Stoehr
                                            -------------------------------
                                               Charles M. Stoehr
                                               Senior Vice President and
                                               Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

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

Date: June 5, 2003


s/John J.  Shalam
--------------------------------------------
John J. Shalam,
Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

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

Date: June 5, 2003


s/Charles M.  Stoehr
Charles M. Stoehr
Chief Financial Officer