Form 10-Q
period 2003-05-31
AUDIOVOX CORP
filed 2003-06-30
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                   May 31, 2003




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

                    Yes  X                                       No
                       ------                                      ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126 of the Exchange Act)

                    Yes  X                                       No
                       ------                                      ------

           Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

[GRAPHIC OMITTED]

           Class                                    Outstanding at June 23, 2003

           Class A Common Stock                         20,651,374 Shares
           Class B Common Stock                          2,260,954 Shares

                              AUDIOVOX CORPORATION


                                    I N D E X

                                                                                                         Page
                                                                                                        Number


PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements:

                  Consolidated Balance Sheets at November 30,
                  2002 and May 31, 2003 (unaudited)                                                          3

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended May 31, 2002 (unaudited),
                  as restated, and May 31, 2003 (unaudited)                                                  4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  May 31, 2002 (unaudited), as restated, and May 31, 2003
                  (unaudited) 5

                  Notes to Consolidated Financial Statements                                              6 - 28


ITEM 2            Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations                                                                              29 - 57

ITEM 4            Controls and Procedures                                                                   57


PART II           OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K                                                          58

                  SIGNATURES                                                                                59

                  Certifications Pursuant to Section 302 of the Sarbanes Oxley                            60 - 63

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                      November 30,    May 31,
                                                                                          2002          2003
                                                                                      -----------    ----------
                                                                                                     (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                          $   2,758    $  24,122
     Accounts receivable, net                                                             186,564      160,735
     Inventory, net                                                                       290,064      172,684
     Receivable from vendor                                                                14,174       11,446
     Prepaid expenses and other current assets                                              7,626       10,843
     Deferred income taxes, net                                                             7,653        6,823
                                                                                        ---------    ---------
           Total current assets                                                           508,839      386,653
  Investment securities                                                                     5,405        5,898
  Equity investments                                                                       11,097       11,665
  Property, plant and equipment, net                                                       18,381       15,616
  Excess cost over fair value of assets acquired and other intangible assets, net           6,826        7,512
  Other assets, net                                                                           687        3,307
                                                                                        ---------    ---------
                                                                                        $ 551,235    $ 430,651
                                                                                        =========    =========
  Liabilities and Stockholders' Equity
  Current liabilities:
     Accounts payable                                                                   $ 121,127    $  34,033
     Accrued expenses and other current liabilities                                        34,983       34,628
     Accrued sales incentives                                                              12,151        8,245
     Income taxes payable                                                                   7,643       10,099
     Bank obligations                                                                      40,248        3,245
                                                                                        ---------    ---------
           Total current liabilities                                                      216,152       90,250
  Long-term debt                                                                            8,140        8,132
  Capital lease obligation                                                                  6,141        6,111
  Deferred income tax payable, net                                                          2,704        1,983
  Deferred compensation                                                                     3,969        4,293
                                                                                        ---------    ---------
           Total liabilities                                                              237,106      110,769
                                                                                        ---------    ---------
  Minority interest                                                                         4,616        5,359
                                                                                        ---------    ---------
  Commitments and contingencies
  Stockholders' equity:
     Preferred stock, liquidation preference of $2,500                                      2,500        2,500
     Common stock:
         Class A; 60,000,000 authorized; 20,632,182 and 20,645,882 issued at
           November 30, 2002 and May 31, 2003, respectively; 19,559,445 outstanding at November
           30, 2002 and 19,573,145 outstanding at May 31, 2003, respectively                  207          207
         Class B convertible; 10,000,000 authorized; 2,260,954 issued and outstanding          22           22
     Paid-in capital                                                                      250,917      251,031
     Retained earnings                                                                     69,396       72,679
     Accumulated other comprehensive loss                                                  (5,018)      (3,405)
     Treasury stock, at cost, 1,072,737 Class A common stock at November 30, 2002 and
         May 31, 2003, respectively                                                        (8,511)      (8,511)
                                                                                        ---------    ---------
           Total stockholders' equity                                                     309,513      314,523
                                                                                        ---------    ---------
           Total liabilities and stockholders' equity                                   $ 551,235    $ 430,651
                                                                                        =========    =========



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
        For the Three and Six Months Ended May 31, 2002 and May 31, 2003
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                             Three Months Ended             Six Months Ended
                                                                          May 31,         May 31,         May 31,         May 31,
                                                                            2002            2003           2002            2003
                                                                        ------------    ------------   ------------   ------------
                                                                        As Restated                     As Restated
                                                                         See Note 2                      See Note 2

  Net sales                                                             $    297,267    $    301,010   $    481,536   $    597,828
  Cost of sales                                                              278,614         275,398        449,160        546,748
                                                                        ------------    ------------   ------------   ------------
  Gross profit                                                                18,653          25,612         32,376         51,080
                                                                        ------------    ------------   ------------   ------------

  Operating expenses:
     Selling                                                                   7,621           8,275         14,372         15,577
     General and administrative                                               15,953          12,889         27,006         25,195
     Warehousing and technical support                                           515           1,394          1,657          2,793
                                                                        ------------    ------------   ------------   ------------
         Total operating expenses                                             24,089          22,558         43,035         43,565
                                                                        ------------    ------------   ------------   ------------
  Operating income (loss)                                                     (5,436)          3,054        (10,659)         7,515
                                                                        ------------    ------------   ------------   ------------

  Other income (expense), net:
     Interest and bank charges                                                (1,038)         (1,013)        (2,001)        (2,118)
     Equity in income of equity investments                                      557             743            861          1,114
     Gain on issuance of subsidiary shares, net                               14,269            --           14,269           --
     Other, net                                                                 (572)            571         (2,244)          (527)
                                                                        ------------    ------------   ------------   ------------
         Total other income (expense), net                                    13,216             301         10,885         (1,531)
                                                                        ------------    ------------   ------------   ------------

  Income (loss) before provision for (recovery of) income
     taxes, minority interest and cumulative effect of a
     change in accounting for negative goodwill                                7,780           3,355            226          5,984
  Provision for income taxes                                                   4,320             918          2,820          1,958
  Minority interest                                                              213            (363)           770           (743)
                                                                        ------------    ------------   ------------   ------------
  Income (loss) before cumulative effect of a change in
     accounting fornegative goodwill                                           3,673           2,074         (1,824)         3,283
  Cumulative effect of a change in accounting for negative goodwill             --              --              240           --
                                                                        ------------    ------------   ------------   ------------
  Net income (loss)                                                     $      3,673    $      2,074   $     (1,584)  $      3,283
                                                                        ============    ============   ============   ============

  Net income (loss) per common share (basic):
      Income (loss) before cumulative effect of a change in accounting
         for negative goodwill                                          $       0.17    $       0.10   $      (0.08)  $       0.15
     Cumulative effect of a change in accounting for negative goodwill          --              --             0.01           --
                                                                        ------------    ------------   ------------   ------------
  Net income (loss) per common share                                    $       0.17    $       0.10   $      (0.07)  $       0.15
                                                                        ============    ============   ============   ============

  Net income (loss) per common share (diluted):
     Income (loss) before cumulative effect of a change in accounting
         for negative goodwill                                          $       0.17    $       0.09   $      (0.08)  $       0.15
     Cumulative effect of a change in accounting for negative goodwill          --              --             0.01           --
                                                                        ------------    ------------   ------------   ------------
  Net income (loss) per common share                                    $       0.17    $       0.09   $      (0.07)  $       0.15
                                                                        ============    ============   ============   ============

  Weighted average number of common shares outstanding:
       Basic                                                              21,967,263      21,834,089     21,967,263     21,834,099
                                                                        ============    ============   ============   ============
       Diluted                                                            22,007,598      21,873,875     22,005,508     21,949,521
                                                                        ============    ============   ============   ============


See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Six Months Ended May 31, 2002 and May 31, 2003
                                 (In thousands)
                                   (unaudited)


                                                                                                            May 31,
                                                                                                       2002         2003
                                                                                                     ---------    ---------
                                                                                                    As Restated

Cash flows from operating activities:

     Net income (loss)                                                                               $  (1,584)   $   3,283
     Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
        Depreciation and amortization                                                                    2,277        2,060
        Provision for (recovery of) bad debt expense                                                     1,269         (294)
        Equity in income of equity investments                                                            (861)      (1,114)
        Minority interest                                                                                 (770)         743
        Gain on issuance of subsidiary shares                                                          (14,269)        --
        Deferred income tax expense, net                                                                 5,158           45
        (Gain) loss on disposal of property, plant and equipment, net                                      (12)         175
        Cumulative effect of a change in accounting for goodwill                                          (240)        --

     Changes in operating assets and liabilities:
        Accounts receivable                                                                             20,174       27,403
        Receivable from vendor                                                                         (11,520)       2,730
        Inventory                                                                                      (51,201)     118,894
        Accounts payable, accrued expenses and other current liabilities                               109,242      (90,533)
        Income taxes payable                                                                            (1,066)       2,239
        Investment securities-trading                                                                     (380)        (324)
        Prepaid expenses and other, net                                                                 (1,919)      (7,163)
                                                                                                     ---------    ---------

          Net cash provided by operating activities                                                     54,298       58,144
                                                                                                     ---------    ---------

  Cash flows from investing activities:

     Purchases of property, plant and equipment                                                         (1,434)        (533)
     Proceeds from the sale of property, plant and equipment                                               243          232
     Proceeds from distribution from an equity investee                                                    359          530
     Net proceeds from issuance of subsidiary shares                                                    22,399         --
     Purchase of acquired business, net of acquired cash                                                (7,107)        --
                                                                                                     ---------    ---------

          Net cash provided by investing activities                                                     14,460          229
                                                                                                     ---------    ---------

                              Audiovox Corporation
                Consolidated Statements of Cash Flows (continued)
                  Years Ended November 30, 2000, 2001 and 2002
                                 (In thousands)


                                                                                                            May 31,
                                                                                                       2002         2003
                                                                                                     ---------    ---------
                                                                                                    As Restated

Cash flows from financing activities:

     Borrowings of bank obligations                                                                   192,501      150,751
     Repayments on bank obligations                                                                  (271,357)    (187,746)
     Proceeds from issuance of convertible subordinated debentures                                      8,107         --
     Principal payments on capital lease obligation                                                       (26)         (30)
                                                                                                     ---------    ---------

          Net cash used in financing activities                                                       (70,775)     (37,025)
                                                                                                     ---------    ---------

  Effect of exchange rate changes on cash                                                                (205)          16
                                                                                                     ---------    ---------

  Net increase (decrease) in cash                                                                      (2,222)      21,364

  Cash at beginning of period                                                                           3,025        2,758
                                                                                                     ---------    ---------
  Cash at end of period                                                                              $    803     $ 24,122
                                                                                                     =========    =========


































See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            Three and Six Months Ended May 31, 2002 and May 31, 2003
             (Dollars in thousands, except share and per share data)


(1)  Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox Corporation and subsidiaries (the Company) as of November 30, 2002 and May 31, 2003, the consolidated statements of operations for the three and six month periods ended May 31, 2002 (as restated) and May 31, 2003, and the consolidated statements of cash flows for the six month periods ended May 31, 2002 (as restated) and May 31, 2003. The interim figures are not necessarily indicative of the results for the year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the allowance for doubtful accounts, allowance for cellular deactivations, inventory valuation, recoverability of deferred tax and other assets, valuation of long-lived assets and accrued sales incentives, warranty reserves and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(2)  Restatement of Prior Period Consolidated Financial Statements

     As discussed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report filed on Form 10-K, the Company has restated its consolidated financial statements for fiscal 2000, 2001 and for the first three quarters of fiscal 2002. These restatement adjustments were the result of the misapplication of generally accepted accounting principles. In addition, the Company has reclassified certain expenses from operating expenses to cost of sales for the three and six months ended May 31, 2002.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The net effect of the restatement adjustments on net income (loss) for the three and six months ended May 31, 2002 is as follows:


                                                                        May 31, 2002
                                                                -------------------------------
                                                                   Three Months      Six Months
Decrease income before cumulative effect of a change in
   accounting for negative goodwill                                    $  (782)        $(2,090)
Decrease net income                                                       (782)         (2,090)
Decrease net income per common share - diluted                         $ (0.03)        $ (0.09)

     The following table provides additional information regarding the effects of restatement adjustments on the Company's net income (loss) for the three and six months ended May 31, 2002: (in thousands)

                                                        Increase
                                                        (Decrease)
                                                        May 31, 2002
                                                -------------------------
                                                 Three Months Six Months

Restatement adjustments:
  Timing of revenue                               $  (426)   $  (508)
  Litigation                                           69       (330)
  Foreign currency translation                        (17)    (1,334)
  Inventory pricing                                    (2)       385
  Sales incentives                                    420        693
  Gain on the issuance of subsidiary shares        (1,556)    (1,556)
  Operating expense reclassification to cost of
     sales (1)                                       --         --
                                                  -------    -------
     Total adjustment to decrease pre-tax
           income                                  (1,512)    (2,650)
  Provision for income taxes                         (772)      (602)
  Minority interest (2)                               (42)       (42)
                                                  -------    -------
  Total decrease on net income                    $  (782)   $(2,090)
                                                  =======    =======

     (1) This adjustment represents a reclassification of warehousing and technical support and general and administrative costs (which are components of operating expenses) to cost of sales. This reclassification did not have any effect on previously reported net income for the three and six months of fiscal 2002.

     (2) The adjustment reflects the impact of the restatement adjustments on minority

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          interest.

          The following discussion addresses each of the restatement adjustments for the corrections of accounting errors and the reclassification adjustment.

          (a) Timing of revenue. During the three and six months ended May 31, 2002, the Company overstated net sales by $7,757 and $12,358, respectively, as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers. SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is in this situation when the product was delivered to the customer's site). Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer's site. In addition, during the three and six months ended May 31, 2002, gross profit was overstated by $562 and $661, respectively, and operating expenses were overstated by $136 and $153, respectively.

          (b) Litigation. During the three and six months ended May 31, 2002, the Company overestimated its provisions for certain litigation matters, thereby overstating cost of sales by $345 and $521, respectively. Also, the Company understated operating expenses by $0 and $497 for the three and six months ended May 31, 2002, respectively as a result of not recording a settlement offer in the period the Company offered it.

               During the three and six months ended May 31, 2002, the Company understated operating expenses by $276 and $354, respectively as a result of inappropriately deferring costs related to an insurance claim. The Company's insurance company refused to defend the Company against a legal claim made against the Company. The Company took legal action against the insurance company and was unsuccessful. The Company was improperly capitalizing costs that were not probable of recovery.

          (c) Foreign currency translation. During the three and six months ended May 31, 2002, the Company did not properly account for a change in accounting for its Venezuelan subsidiary as operating in a non-highly inflationary economy. In prior periods, Venezuela was deemed to be a highly-inflationary economy in accordance with certain technical accounting pronouncements. Effective January 1, 2002, it was deemed that Venezuela should cease to be considered a highly-inflationary economy, however, the Company did not account for this change. The Company incorrectly recorded the foreign currency translation adjustment in other income rather than as other comprehensive income. As a result, the Company understated other expenses, net, by $69 and $1,429 for the three and six months ended May 31, 2002,

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
               respectively. Also, the Company overstated operating expenses by $52 and $95 for the three and six months ended May 31, 2002, respectively.

          (d) Inventory pricing. For the three and six months ended May 31, 2002, the Company overstated cost of sales related to an inventory pricing error that occurred at its Venezuelan subsidiary. The Company was not properly pricing its inventory at the lower of cost or market in accordance with generally accepted accounting principles. As a result, the Company overstated (understated) cost of sales by $(2) and $385 for the three and six months ended May 31, 2002, respectively.

          (e) Sales incentives. During the three and six months ended May 31, 2002, the Electronics segment underestimated accruals for additional sales incentives (other trade allowances) that were not yet offered to its customers. As a result, for the three and six months ended May 31, 2002, the Company understated net sales by $446 and $4, respectively.

               Furthermore, during the three and six months ended May 31, 2002, the Electronics segment was also not reversing earned and unclaimed sales incentives (i.e., cooperative advertising, market development and volume incentive rebate funds) upon the expiration of the established claim period. As a result, for the three and six months ended May 31, 2002, the Company understated (overstated) net sales by $(26) and $689, respectively.

          (f) Income taxes. Income taxes were adjusted for the restatement adjustments discussed above for each period presented.

               The Company also applied income taxes to minority interest amounts during the three and six months ended May 31, 2002. As a result of these adjustments, the Company overstated the provision for income taxes by $772 and $602 for the three and six months ended May 31, 2002, respectively.

          (g) Operating expense reclassification. The Company reclassified certain costs as operating expenses, which were included as a component of warehousing and technical support and general and administrative costs, which should have been classified as a component of cost of sales. The effect of this reclassification for the three and six months ended May 31, 2002 was to understate cost of sales and overstate operating expenses by $5,373 and $10,196, respectively. This reclassification did not have any effect on previously reported net income or loss for any period presented herein. This reclassification reduced gross margin by
               1.8 and 2.1 percentage points for the three and six months ended May 31, 2002, respectively.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

          (h) Gain on the issuance of subsidiary shares. During the second quarter of fiscal 2002, the Company overstated the gain on issuance of subsidiary shares by $1,735 due to expenses related to this issuance being charged to additional paid in capital. This adjustment also reflects the impact of the other restatement adjustments on the calculation of the gain on the issuance of subsidiary shares of $179 that was originally recorded by the Company in the quarter ended May 31, 2002. As a result, the Company decreased the gain on issuance of subsidiary shares and increased the additional paid in capital by $1,556.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The following represents the effect of the restatement and reclassification adjustments in the consolidated statements of operations for the three months ended May 31, 2002:


                                                                                  Fiscal 2002
                                                                         For the Quarter Ended May 31,
                                                     ----------------------------------------------------------------------
                                                                          Restatement       Reclassification
                                                      As Reported         Adjustments         Adjustments     As Restated

  Net sales                                      $    304,603    $     (7,336)(1)(7)              --         $    297,267
  Cost of sales                                       280,778          (7,537)(1)(5)(6)   $      5,373            278,614
                                                 ------------    ------------             ------------       ------------
  Gross profit                                         23,825             201                   (5,373)            18,653
                                                 ------------    ------------             ------------       ------------

  Operating expenses:
     Selling                                            7,631             (10)(1)                 --                7,621
     General and administrative                        15,856             245(1)(4)(5)            (148)(2)         15,953
     Warehousing and technical support                  5,889            (149)(1)(4)            (5,225)(2)            515
                                                 ------------    ------------             ------------       ------------
          Total operating expenses                     29,376              86                    (5,373)            24,089
                                                 ------------    ------------             ------------       ------------
  Operating income (loss)                              (5,551)            115                     --               (5,436)

  Total other income (expense), net                    14,843          (1,627)(4)(8)              --               13,216
                                                 ------------    ------------             ------------       ------------
  Income before provision for income taxes and
     minority interest                                  9,292          (1,512)                    --                7,780
  Provision for income taxes                            5,092            (772)(3)                 --                4,320
  Minority interest                                       255             (42)(9)                 --                  213
                                                 ------------    ------------             ------------       ------------
  Net income                                     $      4,455    $       (782)                    --         $      3,673
                                                 ============    ============             ============       ============

  Net income per common share (basic)            $       0.20    $      (0.03)                   --          $       0.17
                                                 ============    ============             ============       ============
  Net income per common share (diluted)          $       0.20    $      (0.03)                   --          $       0.17
                                                 ============    ============             ============       ============

  Weighted average number of common shares
     outstanding (basic)                           21,967,263                                                 21,967,263
                                                 ============                                                ============
  Weighted average number of common shares
     outstanding (diluted)                         22,007,598                                                 22,007,598
                                                 ============                                                ============



(1)  Amounts reflect adjustments for (a) timing of revenue.
(2)  Amounts reflect for (g) operating expense reclassification.
(3)  Amounts reflect adjustments for (f) income taxes.
(4)  Amounts reflect adjustments for (c) foreign currency translation.
(5)  Amounts reflect adjustments for (b)litigation.
(6)  Amounts reflect adjustments for (d) inventory pricing.
(7)  Amounts reflect adjustments for (e) sales incentives.
(8) Amounts reflect adjustments for (h) gain on the issuance of subsidiary shares.
(9)  Amounts reflect impact of restatement adjustments on minority interest.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The following represents the effect of the restatement and reclassification adjustments in the consolidated statements of operations for the six months ended May 31, 2002:


                                                                           Fiscal 2002
                                                                 For the Six Months Ended May 31,
                                            --------------------------------------------------------------------------
                                                                     Restatement       Reclassification
                                              As Reported (a)        Adjustments         Adjustments     As Restated
                                              -----------            -----------         -----------     -----------

  Net sales                                  $ 493,200               $ (11,664)(1)(7)           --         $ 481,536
  Cost of sales                                451,559                 (12,595)(1)(5)(6)   $ 10,196 (2)      449,160
                                             ---------               ---------             ---------       ---------

  Gross profit                                  41,641                     931              (10,196)         32,376
                                             ---------               ---------             ---------       ---------

  Operating expenses:
     Selling                                    14,385                    (13)(1)              --            14,372
     General and administrative                 26,507                    787(1)(4)(5)         (288)(2)      27,006
     Warehousing and technical support          11,735                   (170)(1)(4)         (9,908)(2)       1,657
                                             ---------               ---------             ---------       ---------
        Total operating expenses               52,627                     604               (10,196)         43,035
                                             ---------               ---------             ---------       ---------
  Operating income (loss)                     (10,986)                    327                  --           (10,659)
                                             ---------               ---------             ---------       ---------

  Total other income (expense), net             13,862                 (2,977)(4)(8)           --            10,885
                                             ---------               ---------             ---------       ---------

  Income (loss) before provision for
     (recovery of) income taxes, minority
     interest and before cumulative effect
     of a change in accounting for negative
     goodwill                                   2,876                  (2,650)                 --               226
  Provision for (recovery of) income taxes      3,422                    (602)(3)              --             2,820
  Minority interest                               812                     (42)(9)              --               770
                                             ---------               ---------             ---------       ---------

  Income (loss) before cumulative effect of a
     change in accounting for negative
     goodwill                                     266                  (2,090)                 --            (1,824)
  Cumulative effect of a change in
     accounting for negative goodwill             240                    --                    --               240
                                             ---------               ---------             ---------       ---------

  Net income (loss)                          $     506               $  (2,090)                --          $  (1,584)
                                             =========               =========             =========       =========

  Net income (loss) per common share
     (basic) before cumulative effect of
      a change in accounting for negative
     goodwill                                $    0.01               $   (0.09)                 --          $ (0.08)
     Cumulative effect of a change in
       accounting for negative goodwill           0.01                    --                    --             0.01
                                             ---------               ---------             ---------       ---------
  Net income (loss) per common share
     (basic)                                 $    0.02               $   (0.09)                   --        $  (0.07)
                                             =========               ==========            =========       ==========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES


                                                                           Fiscal 2002
                                                                 For the Six Months Ended May 31,
                                            --------------------------------------------------------------------------
                                                                     Restatement       Reclassification
                                              As Reported (a)        Adjustments         Adjustments     As Restated
                                              -----------            -----------         -----------     -----------
Netincome (loss) per common share
     (diluted) before cumulative effect
     of a change in accounting for negative
     goodwill                                $    0.01               $   (0.09)                 --          $ (0.08)
     Cumulative effect of a change in
       accounting for negative goodwill           0.01                    --                    --             0.01
                                             ---------               ---------             ---------       ---------
  Net income (loss) per common share
     (diluted)                               $    0.02               $   (0.09)                   --        $  (0.07)
                                             =========               ==========            =========       ==========


Weighted average number of common
   shares outstanding (basic)                21,967,263                                                    21,967,263
                                             ===========                                                   ===========


Weighted average number of common
   shares outstanding (diluted)              22,005,508                                                    22,005,508
                                             ===========                                                   ===========

(a) Includes reclassification of sales incentives (previously reported in operating expenses) pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".
(1)  Amounts reflect adjustments for (a) timing of revenue.
(2)  Amounts reflect adjustments for (g) operating expense reclassification.
(3)  Amounts reflect adjustments for (f) income taxes.
(4)  Amounts reflect adjustments for (c) foreign currency translation.
(5)  Amounts reflect adjustments for (b)litigation.
(6)  Amounts reflect adjustments for (d) inventory pricing.
(7)  Amounts reflect adjustments for (e) sales incentives.
(8) Amounts reflect adjustments for (h) gain on the issuance of subsidiary shares.
(9)  Amounts reflect impact of restatement adjustments on minority interest.

As a result of the restatement for the quarter ended May 31, 2002, cash provided by operating activities was decreased $439 and cash provided by investing activities was increased $439. There has not been any change to cash used in financing activities.

(3)  Accrued Sales Incentives

     During the prior year, the Company adopted the provisions of EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer". As a result, the Company has reclassified co-operative advertising, market development funds and volume incentive rebate costs (collectively sales incentives), which were previously included in selling expenses, to net sales as the Company does not receive an identifiable benefit in connection with these costs. As a result of this reclassification, net sales and selling expenses, after restatement, were reduced by $11,819 for the six months ended May 31, 2002. The Company adopted EITF 01-9 during the second quarter of 2002. As such, no reclassification was necessary for the

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     three months ended May 31, 2002. There was no further impact on the Company's consolidated financial statements as a result of the adoption of EITF 01-9 as the Company's historical accounting policy with respect to the recognition and measurement of sales incentives is consistent with EITF 01-9.

     A summary of the activity with respect to sales incentives for the quarters ended May 31, 2002 and 2003 on a segment and consolidated basis is provided below:

For the three months ended May 31, 2002


                                             Wireless   Electronics  Total

  Opening balance                            $  4,315    $  2,882    $  7,197
  Accruals                                     11,649       1,706      13,355
  Payments                                     (1,898)       (836)     (2,734)
  Reversals for unearned sales incentives        (105)       --          (105)
  Reversals for unclaimed sales incentives     (1,431)       --        (1,431)
                                             --------    --------    --------
  Ending balance                             $ 12,530    $  3,752    $ 16,282
                                             ========    ========    ========

For the six months ended May 31, 2002


                                             Wireless   Electronics  Total

  Opening Balance                            $  5,209    $  3,265    $  8,474
  Accruals                                     13,206       2,992      16,198
  Payments                                     (4,319)     (1,834)     (6,153)
  Reversals for unearned sales incentives        (105)       --          (105)
  Reversals for unclaimed sales incentives     (1,461)       (671)     (2,132)
                                             --------    --------    --------
  Ending balance                             $ 12,530    $  3,752    $ 16,282
                                             ========    ========    ========

For the three months ended May 31, 2003


                                             Wireless   Electronics  Total

  Opening balance                            $  8,641    $  4,561    $ 13,202
  Accruals                                      5,784       2,370       8,154
  Payments                                    (10,953)     (1,763)    (12,716)
  Reversals for unearned sales incentives         (51)       (240)       (291)
  Reversals for unclaimed sales incentives       (104)       --          (104)
                                             --------    --------    --------
  Ending balance                             $  3,317    $  4,928    $  8,245
                                             ========    ========    ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

For the six months ended May 31, 2003
                                             Wireless   Electronics  Total

  Opening balance                            $  7,525    $  4,626    $ 12,151
  Accruals                                     11,336       4,335      15,671
  Payments                                    (15,226)     (3,062)    (18,288)

  Reversals for unearned sales incentives         (51)       (240)       (291)
  Reversals for unclaimed sales incentives       (267)       (731)       (998)
                                             --------    --------    --------
  Ending balance                             $  3,317    $  4,928    $  8,245
                                             ========    ========    ========

(4)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:


                                       Six Months Ended
                              ----------------------------------------
                                      May 31,   May 31,
                                       2002       2003
                                     --------   ---------

Cash paid during the period:
  Interest (excluding bank charges)   $ 1,152   $ 1,063
  Income taxes (net of refunds)       $   500   $  (219)

     During the six months ended May 31, 2002 and May 31, 2003, the Company recorded a net unrealized holding gain (loss) relating to available-for-sale marketable securities, net of deferred taxes, of $(414) and $93, respectively, as a component of accumulated other comprehensive loss.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(5)  Net Income (Loss) Per Common Share

     A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                                  Three Months Ended             Six Months Ended
                                                                           May 31,                    May 31,
                                                                  2002             2003           2002                 2003
                                                              --------------   ------------   --------------    --------------
                                                              (As Restated)                    (As Restated)
Net income (loss) (numerator for basic
     income per share)                                        $        3,673   $      2,074   $       (1,584)   $        3,283
                                                              ==============   ============   ==============    ==============
  Weighted average common shares
     (denominator for basic income per
     share)                                                       21,967,263     21,834,099       21,967,263        21,834,099
  Effect of dilutive securities:
     Employee stock options and stock
           warrants                                                   40,335         39,776           38,245           115,422
                                                              --------------   ------------   --------------    --------------

  Weighted average common and
     potential common shares
     outstanding (denominator for
     diluted income per share)                                    22,007,598     21,873,875       22,005,508        21,949,521
                                                              ==============   ============   ==============    ==============

  Net income (loss) per common share
     (basic):
     Income (loss) before cumulative
         effect of a change in  accounting
         for  negative goodwill                               $        0.17    $      0.10   $       (0.08)    $        0.15
     Cumulative effect of a change in
         accounting for negative goodwill                              --              --              0.01             --
                                                              --------------   ------------   --------------    --------------
  Net income (loss) per common share                          $        0.17    $      0.10    $       (0.07)    $       0.15
                                                              ==============   ============   ==============    ==============

  Net income (loss) per common share
     (diluted):
     Income (loss) before cumulative
         effect of a change in accounting
         for  negative goodwill                               $        0.17    $      0.09   $       (0.08)    $        0.15
     Cumulative effect of a change in
         accounting for negative goodwill                              --              --              0.01             --
                                                              --------------   ------------   --------------    --------------
  Net income (loss) per common share                          $        0.17    $      0.09    $       (0.07)    $       0.15
                                                              ==============   ============   ==============    ==============

     Stock options and warrants totaling 2,457,200 and 2,598,450 for the three and six months ended May 31, 2002, respectively, were not included in the net income (loss) per common share calculation because their effect would have been anti-dilutive.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     Stock options and warrants totaling 2,416,164 and 2,002,182 for the three and six months ended May 31, 2003, respectively, were not included in the net income (loss) per common share calculation because their effect would have been anti-dilutive.

(6)  Comprehensive Income (Loss)

     The accumulated other comprehensive loss of $5,018 and $3,405 at November 30, 2002 and May 31, 2003, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized loss on the Company's available-for-sale investment securities of $599 and $506 at November 30, 2002 and May 31, 2003, respectively, and the accumulated foreign currency translation adjustment of $4,419 and $2,899 at November 30, 2002 and May 31, 2003, respectively.

     The Company's total comprehensive income (loss) was as follows:


                                             Three Months Ended     Six Months Ended
                                                 May 31,              May 31,
                                              2002         2003     2002       2003
                                             -------    -------    -------    -------

                                         (As Restated)         (As Restated)

  Net income (loss)                          $ 3,673    $ 2,074    $(1,584)   $ 3,283
  Other comprehensive income (loss):
     Foreign currency translation
         adjustments                             807        835        397      1,520
     Unrealized gain (loss) on securities:
         Unrealized holding gain (loss)
             arising during period, net of
             tax                                 (65)       (29)      (414)        93
                                             -------    -------    -------    -------
  Other comprehensive loss, net of tax           742        806        (17)     1,613
                                             -------    -------    -------    -------
  Total comprehensive income (loss)          $ 4,415    $ 2,880    $(1,601)   $ 4,896
                                             =======    =======    =======    =======

     The change in the net unrealized gain (loss) arising during the periods presented above are net of tax provision (benefit) of ($40) and $(18) for the three months ended May 31, 2002 and May 31, 2003, respectively, and $(254) and $57 for the six months ended May 31, 2002 and 2003, respectively.

     Included in foreign currency translation adjustments for the three and six months ended May 31, 2002 are translation adjustments of $171 and $178, respectively, related to the translation Company's operations in Venezuela. Included in foreign currency translation adjustments for the three and six months ended May 31, 2003 are translation adjustments of $7 and $13, respectively, related to the translation of the Company's operations in Venezuela. On January 22, 2003, and as a result of the National Civil Strike, the Venezuelan

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     government suspended trading of the Venezuelan Bolivar and set the currency at a stated government rate. Accordingly, until further guidance is issued, the Company's 80%-owned Venezuelan subsidiary will translate its financial statements utilizing the stated government rate.

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

     The Company evaluates performance of the segments based upon income before provision for income taxes and minority interest. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the three and six months ended May 31, 2002 and May 31, 2003, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. Segment identifiable assets are those which are directly used in or identified to segment operations.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES


                                                                           Consolidated
                                   Wireless    Electronics   Corporate     Totals
Three  Months Ended
May 31, 2002 - As Restated

  Net sales                        $ 206,300    $  90,967         --      $ 297,267
  Intersegment sales (purchases)         (98)          98         --           --
  Pre-tax income (loss)               (8,931)       5,333    $  11,378        7,780

  Three  Months Ended
  May 31, 2003

  Net sales                        $ 189,107    $ 111,903         --      $ 301,010
  Intersegment sales (purchases)          57          (57)        --           --
  Pre-tax income (loss)                1,486        5,262    $  (3,393)       3,355

  Six  Months Ended
  May 31, 2002 - As Restated

  Net sales                        $ 319,291    $ 162,245         --      $ 481,536
  Intersegment sales (purchases)          16           16         --           --
  Pre-tax income (loss)              (15,638)       6,677    $   9,187          226
  Total assets                       383,240      148,081       52,047      583,368
  Goodwill, net                         --            636        4,602        5,238

  Six  Months Ended
  May 31, 2003

  Net sales                        $ 405,669    $ 192,159         --      $ 597,828
  Intersegment sales (purchases)        (118)         118         --           --
  Pre-tax income (loss)                4,735        7,752    $  (6,503)       5,984
  Total assets                       175,637      195,337       59,677      430,651
  Goodwill, net                         --          2,910        4,602        7,512

(8)  Income Taxes

     Quarterly tax provisions are generally based upon an estimated annual effective tax rate per taxable entity, including evaluations of possible future events and transactions, and are subject to subsequent refinement or revision. When the Company is unable to estimate a part of its annual income or loss, or the related tax expense or benefit, the tax expense or benefit applicable to that item is reported in the interim period in which the income or loss occurs. During the three and six months ended May 31, 2003, the Wireless Group utilized certain of its gross deferred tax assets (including net operating losses and other deferred assets), therefore, the valuation allowance related to those utilized deferred tax assets has been removed, which resulted in a decrease in the Company's effective tax rate for the period.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for (recovery of) income taxes is as follows:


                                            Three Months Ended                      Six Months Ended
                                                  May 31,                                 May 31,
                                       2002            2003                        2002               2003
                                ----------------   ---------------------  -------------------  ---------------------
                                   (As Restated)                                   (As Restated)

Tax provision at Federal
     statutory rate             $ 2,723    35.0 % $ 1,175        35.0%  $    79         35.0%  $ 2,095       35.0%
  State income taxes, net of
     Federal benefit                680      8.7      207         6.2       621        274.8       426        7.1
  Increase (decrease) in
     beginning-of-the-year
     balance of the valuation
     allowance for deferred
     tax assets                     221      2.8     (566)      (16.9)      398        176.1    (1,005)     (16.8)
  Foreign tax rate
     differential                   (87)    (1.1)     (62)              (1.9) 655      289.8       405        6.8
  Non-deductible items              614      7.9       23         0.7     1,227        542.9        80        1.3
  Other, net                        169      2.2      142         4.3      (160)       (70.8)      (42)      (0.7)
                                -------    ---    -------     -----     -------     ------     -------     ----
                                $ 4,320    55.5 % $   919        27.4%  $ 2,820     1247.8%    $ 1,959       32.7%
                                =======    ===    =======     =====     =======     ======     =======     ====

     Other is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items.

     The net change in the total valuation allowance for the three and six months ended May 31, 2003, was a decrease of $566 and a decrease of $1,005, respectively. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances for net operating loss carryforwards as well as other deferred tax assets of the Wireless Group. Based on the Company's ability to carry back future reversals of deductible temporary differences to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at May 31, 2003.

(9)  Product Warranties and Product Repair Costs

     The Company generally warrants its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     Company's estimated cost to repair expected returns for products. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $9,143 and $9,615, is recorded in accrued expenses in the accompanying consolidated balance sheet as of November 30, 2002 and May 31, 2003, respectively. In addition, the Company records a reserve for product repair costs. This reserve is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $6,267 and $7,274 are recorded as a reduction to inventory in the accompanying consolidated balance sheet as of November 30, 2002 and May 31, 2003, respectively. Warranty claims and product repair costs expense for the three months ended May 31, 2002 and 2003 were $2,288 and $2,316, and $4,029 and $4,884 for the six months ended May 31, 2002 and 2003, respectively.

     The  following  table  provides  the  changes  in  the  Company's   product
     warranties and product repair costs for 2003:


                                                 May 31, 2003
                                   Three Months Ended    Six Months Ended

  Opening balance                      $ 16,280             $ 15,410
  Liabilities accrued for warranties
       issued during the period           2,926                4,884
  Warranty claims paid during the
       period                            (2,316)              (3,404)
                                       --------              --------
  Ending balance at May 31, 2003       $ 16,890              $ 16,890
                                       ========              ========

(10) New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 is effective for fiscal years beginning after June 15, 2002, and thus was be adopted by the Company on December 1, 2002 (fiscal 2003) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The adoption of Statement 143 did not have any impact on its results of operations or its financial position as the Company had no asset retirement obligations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long- Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement 121 while retaining the fundamental recognition and measurement provisions of that statement.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement 123, "Accounting for Stock- Based Compensation". Additionally, Statement 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of Statement 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company has adopted the disclosure portion of this statement for the fiscal quarter ending May 31, 2003, as required. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

     In February 2003, the EITF issued EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", which was adopted by the Company during the quarter ended May 31, 2003. This EITF provides guidance on the

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     income statement classification of amounts received by a customer, including a reseller and guidance regarding timing of recognition for volume rebates. Adoption of this new standard, which was applied prospectively by the Company for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, did not have a material impact on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 during the quarter ended May 31, 2003. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.

(11) Financing Arrangements

     The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     At November 30, 2002, the Company was not in compliance with certain of its pre-tax income covenants. Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company's fiscal year-end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company's quarter end and had not received a waiver. Accordingly, the Company recorded its outstanding domestic bank obligations of $36,883 in current liabilities at November 30, 2002.

     Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in domestic bank obligations outstanding at May 31, 2003 of $0. The Company subsequently obtained a waiver for the November 30, 2002 and February 28, 2003 violations. The Company was in compliance with all its bank covenants at May 31, 2003. While the Company has historically been able to obtain waivers for such violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with other credit facilities.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(12) Business Acquisitions

     (a)  Code Systems

          On March 15, 2002, Code Systems, Inc. (Code), a wholly-owned subsidiary of Audiovox Electronics Corp., purchased certain assets of Code-Alarm, Inc., an automotive security product company. The Company accounted for the transaction in accordance with the purchase method of accounting. As a result of the transaction, goodwill of $1,854 was recorded. An adjustment to the allocation of the purchase price was made to a certain acquired balance resulting in an increase to goodwill of $686 during the six months ended May 31, 2003.

     (b)  Recoton

          In May 2003, the U.S. Bankruptcy Court accepted the Company's bid for certain assets of Recoton Corporation. This bid includes certain defined assets of Recoton's U.S. audio operations including brands and trademarks and the outstanding common stock of Recoton's German, Italian, and Japanese operations. In accordance with this bid, the Company made a deposit of $2,000, which is currently being held in escrow. The purchase price will approximate $40,000 plus the assumption of $5,000 in debt, not including related acquisition costs. The closing is anticipated to be in early July 2003 and is subject to completion of final documentation and regulatory approval.

(13) Guarantee of Debt

     During the six months ended May 31, 2003, the Company adopted FIN 45. The Company has guaranteed, through August 31, 2003, the borrowings of one of its 50%-owned equity investees (GLM) at a maximum of $300. The Company guaranteed the debt of GLM beginning in December 1996. The Company has not issued or modified this guarantee after December 31, 2002. In accordance with FIN 45, this guarantee has not been reflected on the accompanying consolidated financial statements. The Company does not have any contractual recourse provisions that would enable the Company to recover any amounts paid under the guarantee. No assets are held by the Company as collateral or by the guarantor that the Company could obtain and liquidate to recover all or a portion of the amounts paid under the guarantee.

(14) Employee Stock-Based Compensation

     The Company  applies the  intrinsic  value method as outlined in Accounting
     Principles   Board  Opinion  No.  25,   "Accounting  for  Stock  Issued  to
     Employees", and related interpretations in

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation",
     requires that the Company provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.


                                  Three Months Ended             Six Months Ended
                                        May 31,                      May 31,
                               ---------------------------    --------------------------
                                 2002           2003             2002          2003
                               -------------   --------       -----------    ---------
                               (As Restated)                  (As Restated)

  Net income (loss), as
     reported                  $ 3,673         $ 2,074        $(1,584)       $ 3,283
  Deduct: Total stock-based
     employee compensation
     expense determined
     under fair value method
     for all awards, net of
     related tax effects          (303)         --             (976)         --
                               -------        -------        -------        -------
  Pro forma net income
     (loss)                    $ 3,370        $ 2,074        $(2,560)       $ 3,283
                               =======        =======        =======        =======
Income per common share:
   Basic - as reported         $  0.17        $  0.10        $  (0.07)      $   0.15
   Basic - pro forma           $  0.15        $  0.10        $  (0.12)      $   0.15
   Diluted - as reported       $  0.17        $  0.09        $  (0.07)      $   0.15
   Diluted - pro forma         $  0.15        $  0.09        $  (0.12)      $   0.15

(15) Subsequent Event

     Subsequent to May 31, 2003, the Company has canceled its arrangement with a certain customer that utilized navigation systems. The Company does not anticipate a material loss associated with this cancellation; however, there can be no assurances of this.

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


Restatement of Consolidated Financial Statements

     As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company has restated its consolidated financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. These restatement adjustments are the result of the misapplication of generally accepted accounting principles. In addition, the Company has reclassified certain expenses from operating expenses to cost of sales for the three and six months ended May 31, 2002.

     The net effect of the restatement adjustments on net loss for the three and six months ended May 31, 2002 is as follows:

                                                                        May 31, 2002
                                                                -------------------------------
                                                                   Three Months      Six Months
Decrease income before cumulative effect of a change in
   accounting for negative goodwill                                    $  (782)        $(2,090)
Decrease net income                                                       (782)         (2,090)
Decrease net income per common share - diluted                         $ (0.03)        $ (0.09)

     The following table provides additional information regarding the effects of restatement adjustments on the Company's net income (loss) for the three and six months ended May 31, 2002: (in thousands)


                                                        Increase
                                                        (Decrease)
                                                        May 31, 2002
                                                -------------------------
                                                 Three Months Six Months

Restatement adjustments:
  Timing of revenue                               $  (426)   $  (508)
  Litigation                                           69       (330)
  Foreign currency translation                        (17)    (1,334)
  Inventory pricing                                    (2)       385
  Sales incentives                                    420        693
  Gain on the issuance of subsidiary shares        (1,556)    (1,556)
  Operating expense reclassification to cost of
     sales (1)                                       --         --
                                                  -------    -------
     Total adjustment to decrease pre-tax
           income                                  (1,512)    (2,650)
  Provision for income taxes                         (772)      (602)
  Minority interest (2)                               (42)       (42)
                                                  -------    -------
  Total decrease on net income                    $  (782)   $(2,090)
                                                  =======    =======

(1) This adjustment represents a reclassification of warehousing and technical support and general and administrative costs (which are components of operating expenses) to cost of sales. This reclassification did not have any effect on previously reported net income for the three and six months of fiscal 2002.

(2) The adjustment reflects the impact of the restatement adjustments on minority interest.

     The following discussion addresses each of the restatement adjustments for the corrections of accounting errors and the reclassification adjustment.

(a)  Timing of revenue. During the three and six months ended May 31, 2002, the

     Company overstated net sales by $7,757 and $12,358, respectively, as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers. SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is in this situation when the product was delivered to the customer's site). Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer's site. In addition, during the three and six months ended May 31, 2002, gross profit was overstated by $562 and $661, respectively, and operating expenses were overstated by $136 and $153, respectively.

(b) Litigation. During the three and six months ended May 31, 2002, the Company overestimated its provisions for certain litigation matters, thereby overstating cost of sales by $345 and $521, respectively. Also, the Company understated operating expenses by $0 and $497 for the three and six months ended May 31, 2002, respectively as a result of not recording a settlement offer in the period the Company offered it.

     During the three and six months ended May 31, 2002, the Company understated operating expenses by $276 and $354, respectively as a result of inappropriately deferring costs related to an insurance claim. The Company's insurance company refused to defend the Company against a legal claim made against the Company. The Company took legal action against the insurance company and was unsuccessful. The Company was improperly capitalizing costs that were not probable of recovery.

(c) Foreign currency translation. During the three and six months ended May 31, 2002, the Company did not properly account for a change in accounting for its Venezuelan subsidiary as operating in a non-highly inflationary economy. In prior periods, Venezuela was deemed to be a highly-inflationary economy in accordance with certain technical accounting pronouncements. Effective January 1, 2002, it was deemed that Venezuela should cease to be considered a highly-inflationary economy, however, the Company did not account for this change. The Company incorrectly recorded the foreign currency translation adjustment in other income rather than as other comprehensive income. As a result, the Company understated other expenses, net, by $69 and $1,429 for the three and six months ended May 31, 2002, respectively. Also, the Company overstated operating expenses by $52 and $95 for the three and six months ended May 31, 2002, respectively.

(d) Inventory pricing. For the three and six months ended May 31, 2002, the Company overstated cost of sales related to an inventory pricing error that occurred at its Venezuelan subsidiary. The Company was not properly pricing its inventory at the lower of cost or market in accordance with generally accepted accounting principles. As a result, the Company overstated (understated) cost of sales by $(2) and $385 for the three and six months ended May 31, 2002, respectively.

(e) Sales incentives. During the three and six months ended May 31, 2002, the Electronics segment underestimated accruals for additional sales incentives (other trade allowances) that were not yet offered to its customers. As a result, for the three and six months ended May 31, 2002, the Company understated net sales by $446 and $4, respectively.

     Furthermore, during the three and six months ended May 31, 2002, the Electronics segment was also not reversing earned and unclaimed sales incentives (i.e., cooperative advertising, market development and volume incentive rebate funds) upon the expiration of the established claim period. As a result, for the three and six months ended May 31, 2002, the Company understated (overstated) net sales by $(26) and $689, respectively.

(f) Income taxes. Income taxes were adjusted for the restatement adjustments discussed above for each period presented.

     The Company also applied income taxes to minority interest amounts during the three and six months ended May 31, 2002. As a result of these adjustments, the Company understated the provision for/recovery of income taxes by $772 and $602 for the three and six months ended May 31, 2002, respectively.

(g) Operating expense reclassification. The Company reclassified certain costs as operating expenses, which were included as a component of warehousing and technical support and general and administrative costs, which should have been classified as a component of cost of sales. The effect of this reclassification for the three and six months ended May 31, 2002 was to understate cost of sales and overstate operating expenses by $5,373 and $10,196, respectively. This reclassification did not have any effect on previously reported net income or loss for any fiscal year or period presented herein. This reclassification reduced gross margin by 1.8 and 2.1 percentage points for the three and six months ended May 31, 2002, respectively.

(h) Gain on the issuance of subsidiary shares. During the second quarter of fiscal 2002, the Company overstated the gain on issuance of subsidiary shares by $1,735 due to expenses related to this issuance being charged to additional paid in capital. This adjustment also reflects the impact of the other restatement adjustments on the calculation of the gain on the issuance of subsidiary shares of $179 that was originally recorded by the Company in the quarter ended May 31, 2002. As a result, the Company decreased the gain on issuance of subsidiary shares and increased the additional paid in capital by $1,556.

     The following represents the effect of the restatement and reclassification adjustments in the consolidated statements of operations for the three months ended May 31, 2002:


                                                                                  Fiscal 2002
                                                                         For the Quarter Ended May 31,
                                                     ----------------------------------------------------------------------
                                                                          Restatement       Reclassification
                                                      As Reported         Adjustments         Adjustments     As Restated

  Net sales                                      $    304,603    $     (7,336)(1)(7)              --         $    297,267
  Cost of sales                                       280,778          (7,537)(1)(5)(6)   $      5,373            278,614
                                                 ------------    ------------             ------------       ------------
  Gross profit                                         23,825             201                   (5,373)            18,653
                                                 ------------    ------------             ------------       ------------

  Operating expenses:
     Selling                                            7,631             (10)(1)                 --                7,621
     General and administrative                        15,856             245(1)(4)(5)            (148)(2)         15,953
     Warehousing and technical support                  5,889            (149)(1)(4)            (5,225)(2)            515
                                                 ------------    ------------             ------------       ------------
          Total operating expenses                     29,376              86                    (5,373)            24,089
                                                 ------------    ------------             ------------       ------------
  Operating income (loss)                              (5,551)            115                     --               (5,436)

  Total other income (expense), net                    14,843          (1,627)(4)(8)              --               13,216
                                                 ------------    ------------             ------------       ------------
  Income before provision for income taxes and
     minority interest                                  9,292          (1,512)                    --                7,780
  Provision for income taxes                            5,092            (772)(3)                 --                4,320
  Minority interest                                       255             (42)(9)                 --                  213
                                                 ------------    ------------             ------------       ------------
  Net income                                     $      4,455    $       (782)                    --         $      3,673
                                                 ============    ============             ============       ============

  Net income per common share (basic)            $       0.20    $      (0.03)                   --          $       0.17
                                                 ============    ============             ============       ============
  Net income per common share (diluted)          $       0.20    $      (0.03)                   --          $       0.17
                                                 ============    ============             ============       ============

  Weighted average number of common shares
     outstanding (basic)                           21,967,263                                                 21,967,263
                                                 ============                                                ============
  Weighted average number of common shares
     outstanding (diluted)                         22,007,598                                                 22,007,598
                                                 ============                                                ============

(1)  Amounts reflect adjustments for (a) timing of revenue.
(2)  Amounts reflect for (g) operating expense reclassification.
(3)  Amounts reflect adjustments for (f) income taxes.
(4)  Amounts reflect adjustments for (c) foreign currency translation.
(5)  Amounts reflect adjustments for (b)litigation.
(6)  Amounts reflect adjustments for (d) inventory pricing.
(7)  Amounts reflect adjustments for (e) sales incentives.
(8) Amounts reflect adjustments for (h) gain on the issuance of subsidiary shares.
(9)  Amounts reflect impact of restatement adjustments on minority interest.

         The following represents the effect of the restatement and reclassification adjustments in the consolidated statements of operations for the six months ended May 31, 2002:

                                                                           Fiscal 2002
                                                                 For the Six Months Ended May 31,
                                            --------------------------------------------------------------------------
                                                                     Restatement       Reclassification
                                              As Reported (a)        Adjustments         Adjustments     As Restated
                                              -----------            -----------         -----------     -----------

  Net sales                                  $ 493,200               $ (11,664)(1)(7)           --         $ 481,536
  Cost of sales                                451,559                 (12,595)(1)(5)(6)   $ 10,196 (2)      449,160
                                             ---------               ---------             ---------       ---------
  Gross profit                                  41,641                     931              (10,196)         32,376
                                             ---------               ---------             ---------       ---------
  Operating expenses:
     Selling                                    14,385                    (13)(1)              --            14,372
     General and administrative                 26,507                    787(1)(4)(5)         (288)(2)      27,006
     Warehousing and technical support          11,735                   (170)(1)(4)         (9,908)(2)       1,657
                                             ---------               ---------             ---------       ---------
        Total operating expenses               52,627                     604               (10,196)         43,035
                                             ---------               ---------             ---------       ---------
  Operating income (loss)                     (10,986)                    327                  --           (10,659)
                                             ---------               ---------             ---------       ---------
  Total other income (expense), net             13,862                 (2,977)(4)(8)           --            10,885
                                             ---------               ---------             ---------       ---------
  Income (loss) before provision for
     (recovery of) income taxes, minority
     interest and before cumulative effect
     of a change in accounting for negative
     goodwill                                   2,876                  (2,650)                 --               226
  Provision for (recovery of) income taxes      3,422                    (602)(3)              --             2,820
  Minority interest                               812                     (42)(9)              --               770
                                             ---------               ---------             ---------       ---------
  Income (loss) before cumulative effect of a
     change in accounting for negative
     goodwill                                     266                  (2,090)                 --            (1,824)
  Cumulative effect of a change in
     accounting for negative goodwill             240                    --                    --               240
                                             ---------               ---------             ---------       ---------
  Net income (loss)                          $     506               $  (2,090)                --          $  (1,584)
                                             =========               =========             =========       =========
  Net income (loss) per common share
     (basic) before cumulative effect of
      a change in accounting for negative
     goodwill                                $    0.01               $   (0.09)                 --          $ (0.08)
     Cumulative effect of a change in
       accounting for negative goodwill           0.01                    --                    --             0.01
                                             ---------               ---------             ---------       ---------
  Net income (loss) per common share
     (basic)                                 $    0.02               $   (0.09)                   --        $  (0.07)
                                             =========               ==========            =========       ==========
Netincome (loss) per common share
     (diluted) before cumulative effect
     of a change in accounting for negative
     goodwill                                $    0.01               $   (0.09)                 --          $ (0.08)
     Cumulative effect of a change in
       accounting for negative goodwill           0.01                    --                    --             0.01
                                             ---------               ---------             ---------       ---------
  Net income (loss) per common share
     (diluted)                               $    0.02               $   (0.09)                   --        $  (0.07)
                                             =========               ==========            =========       ==========
Weighted average number of common
   shares outstanding (basic)                21,967,263                                                    21,967,263
                                             ===========                                                   ===========
Weighted average number of common
   shares outstanding (diluted)              22,005,508                                                    22,005,508
                                             ===========                                                   ===========

(a) Includes reclassification of sales incentives (previously reported in operating expenses) pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".
(1)  Amounts reflect adjustments for (a) timing of revenue.
(2)  Amounts reflect adjustments for (g) operating expense reclassification.

(3)  Amounts reflect adjustments for (f) income taxes.
(4)  Amounts reflect adjustments for (c) foreign currency translation.
(5)  Amounts reflect adjustments for (b)litigation.
(6)  Amounts reflect adjustments for (d) inventory pricing.
(7)  Amounts reflect adjustments for (e) sales incentives.
(8) Amounts reflect adjustments for (h) gain on the issuance of subsidiary shares.
(9)  Amounts reflect impact of restatement adjustments on minority interest.


As a result of the restatement for the quarter ended May 31, 2002, cash provided by operating activities was decreased $439 and cash provided by investing activities was increased $439. There has not been any change to cash used in financing activities.


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

Results of Operations

     The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:

                                             Percentage of Net Sales
                                      Three Months Ended   Six Months Ended
                                        May 31,   May 31,  May 31,   May 31,
                                         2002      2003      2002      2003
                                         -----     -----     -----     -----
                                    (As Restated)         (As Restated)
  Net sales:
     Wireless
          Wireless products               67.1%     61.5%     63.3%     66.2%
          Activation commissions           2.1       1.2       2.8       1.4
          Residual fees                    0.2       0.2       0.2       0.2
          Other                            0.0       0.0       0.0       0.0
                                         -----     -----     -----     -----
             Total Wireless               69.4      62.9      66.3      67.8
                                         -----     -----     -----     -----
       Electronics
          Mobile electronics              19.5%     24.6      20.3      20.9
          Consumer electronics             6.4       9.2       7.3       7.4
          Sound                            4.6       3.3       6.0       3.8
          Other                            0.1       0.0       0.1       0.0
                                         -----     -----     -----     -----
             Total Electronics            30.6      37.1      33.7      32.1
                                         -----     -----     -----     -----
             Total net sales             100.0     100.0     100.0     100.0
                                         -----     -----     -----     -----
  Cost of sales                           93.7      91.5      93.3      89.3
                                         -----     -----     -----     -----
  Gross profit                             6.3       8.5       6.7      10.7
  Selling                                  2.6       2.7       3.0       2.6
  General and administrative               5.4       4.4       5.6       4.2
  Warehousing and technical support        0.2       0.5       0.3       0.5
                                         -----     -----     -----     -----
          Total operating expenses         8.2       7.6       8.9       7.3
                                         -----     -----     -----     -----
  Operating income (loss)                 (1.8)      1.0      (2.2)      1.3
  Interest and bank charges               (0.3)     (0.2)     (0.4)     (0.4)
  Equity in income in equity
       investments                         0.2       0.2       0.2       0.2
  Gain on issuance of subsidiary
       shares                              4.8       0.0       3.0       0.0
  Other, net                              (0.3)     (0.1)     (0.5)     (0.1)
                                         -----     -----     -----     -----
  Income (loss) before provision for
       (recovery of) income taxes          2.6       1.1       0.1       1.0
  Provision for (recovery of) income
       taxes                               1.5       0.3       0.6       0.3
  Minority interest                        0.1      (0.1)      0.2       0.1
  Change in accounting principle            --        --       0.0       0.0
                                         -----     -----     -----     -----
  Net income (loss)                        1.2 %    0.7 %     (0.3)%     0.6 %
                                         =====     =====     ======    =====

Consolidated Results
Three months ended May 31, 2002 compared to three months ended May 31, 2003

     The net sales and percentage of net sales by marketing group and product line for the three months ended May 31, 2002 and May 31, 2003 are reflected in the following table:


                                            Three Months Ended
                             ----------------------------------------------
                             May 31, 2002                May 31, 2003
                             ------------             ---------------------
                             (As Restated)
Net sales:

   Wireless
    Wireless products        $ 199,495       67.1% $ 185,174        61.5%
    Activation commissions       6,200        2.1      3,516         1.2
    Residual fees                  482        0.2        489         0.2
    Other                          123        --         (72)        --
                             ---------      -----  ---------       -----
      Total Wireless           206,300       69.4    189,107        62.8
                             ---------      -----  ---------       -----

  Electronics
     Mobile electronics         57,894       19.5     74,108        24.6
     Consumer electronics       19,164        6.4     27,762         9.2
     Sound                      13,646        4.6      9,928         3.3
     Other                         263        0.1        105      --
                             ---------      -----  ---------       -----
        Total Electronics       90,967       30.6    111,903        37.2
                             ---------      -----  ---------       -----
          Total              $ 297,267      100.0% $ 301,010       100.0%
                             =========      =====  =========       =====

     Net sales for the three months ended May 31, 2003 were $301,010, a 1.3% increase from net sales of $297,267 from 2002.

     Wireless Group sales were $189,107 for the three months ended May 31, 2003, an 8.3% decrease from sales of $206,300 in 2002. Unit sales of wireless handsets decreased 22.9% to approximately 1,109,000 units for the three months ended May 31, 2003 from approximately 1,437,000 units in 2002. This decrease was attributable to a new product launch in 2002 that did not repeat in 2003 and a closeout of certain models in Canada in 2002 that were not replaced in 2003. The average selling price of the Company's handsets increased to $161 per unit for the three months ended May 31, 2003 from $135 per unit in 2002 as a result of new products.

     Electronics Group sales were $111,903 for the three months ended May 31, 2003, a 23.0% increase from sales of $90,967 in 2002. This increase was largely due to increased sales in the mobile video and consumer electronics product lines. Offsetting some of this increase was a decline in sound sales, which continue to decline given the change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line. Sales by the Company's international subsidiaries decreased 62.3% for the three months ended May 31, 2003 to approximately $2,223 due to a 80.6% decrease in Venezuela due to the temporary shut-down of the operations attributable to political and economic instability and a 44.9% decrease in Malaysia as a result of lower OEM sales.

     Gross profit margin for the three months ended May 31, 2003 was 8.5%, compared to 6.3% in 2002. This increase in profit margin resulted primarily from an increase in margins in Wireless. Gross profit margins in Wireless were 5.0% in 2003 compared to 1.7% in 2002. There was a change in the mix in Wireless product sales to newer models, which carry a higher gross margin. New product historically is sold at a higher gross margin. This trend continues to have a major effect on the gross margins of the Wireless Group. In addition, lower inventory write-downs to market for the three months ended May 31, 2003. Specifically, inventory write-downs were $0 in 2003 compared to $2,859 in 2002. Consolidated gross margins were also favorably impacted by decreased sales incentives in the Wireless Group. Trends will be discussed in further detail in each individual marketing group MD&A discussion. Margins for the Electronics Group decreased to 14.5% from 16.7% in 2002, primarily due to lower margins in the consumer goods category and an increase in video sales to consumer channels that carry lower margins.

     Operating  expenses  decreased $1,531 to $22,558 for the three months ended
May 31, 2003, compared to $24,089 in 2002. As a percentage of net sales, operating expenses decreased to 7.6% for the three months ended May 31, 2003 from 8.2% in 2002. Major components of the decrease in operating expenses were in salaries due to a non-recurring bonus in 2002 related to the issuance of subsidiary shares and a decrease in bad debt expenses due to the recovery of a previously charged customer bad debt, partially offset by increases in direct labor, office salaries, and professional fees.

     Net income for the three months ended May 31, 2003 was $2,074 compared to $3,673 in 2002. Earnings per share for the three months ended May 31, 2003 was $0.10, basic and 0.09 diluted compared to$0.17 for fiscal 2002, basic and diluted (as restated).

Six months ended May 31, 2002 compared to six months ended May 31, 2003

         The net sales and percentage of net sales by marketing group and product line for the six months ended May 31, 2002 and May 31, 2003 are reflected in the following table:


                                           Six Months Ended
                             ----------------------------------------------
                             May 31, 2002                May 31, 2003
                             ------------             ---------------------
                             (As Restated)
Net sales:
     Wireless
     Wireless products        $304,663       63.3% $395,885       66.2%
     Activation commissions     13,468        2.8     8,612        1.4
     Residual fees               1,140        0.2     1,024        0.2
     Other                          20        --        148        --
                              --------      -----  --------      -----
        Total Wireless         319,291       66.3   405,669       67.9
                              --------      -----  --------      -----
  Electronics
     Mobile electronics         97,588       20.3   125,198       20.9
     Consumer electronics       35,156        7.3    44,257        7.4
     Sound                      28,855        6.0    22,472        3.8
     Other                         646        0.1       233     --
                              --------      -----  --------      -----
        Total Electronics      162,245       33.7   192,159       32.1
                              --------      -----  --------      -----
                              $481,536      100.0% $597,828      100.0%
                              ========      ====== ========      =====


     Net sales for the six months ended May 31, 2003 were $597,828, a 24.2% increase from net sales of $481,536 from 2002.

     Wireless Group sales were $405,669 for the six months ended May 31, 2003, a 27.1% increase from sales of $319,291 in 2002. Unit sales of wireless handsets increased 1.7% to approximately 2,300,000 units for the six months ended May 31, 2003 from approximately 2,261,000 units in 2002. In addition, the average selling price of the Company's handsets increased to $166 per unit for the six months ended May 31, 2003 from $129 per unit in 2002 as a result of new product introductions. Wireless sales were impacted in 2002 by late introductions of new products by its vendor, delays in acceptances testing by our customers and slower growth in the wireless industry.

     Electronics Group sales were $192,159 for the six months ended May 31, 2003, an 18.4% increase from sales of $162,245 in 2002. This increase was largely due to increased sales in the mobile video and consumer electronics product lines. Offsetting some of this increase was a decline in sound sales, which continue to decline given the change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line. Sales by the Company's international subsidiaries decreased 60.4% for the six months ended May 31, 2003 to approximately $4,619 due to an 89.1% decrease in Venezuela due to the temporary shut-down of the operations attributable to political and economic instability and a 35.3% decrease in Malaysia as a result of lower OEM sales.

     Gross profit margin for the six months ended May 31, 2003 was 8.5%, compared to 6.7% in 2002. This increase in profit margin resulted primarily from an increase in margins in Wireless. Wireless margins were 5.2% compared to 1.6% in 2002. There was a change in the mix in Wireless product sales to newer models, which carry a higher gross margin. Wireless margins were impacted by late product introductions by its suppliers in 2002, a situation that did not repeat in 2003. New product historically is sold at a higher gross margin. This trend continues to have a major effect on the gross margins of the Wireless Group. In addition, lower inventory write-downs to market for the six months ended May 31, 2003. Specifically, inventory write-downs were $0 in 2003 compared to $3,899 in 2002. Margins for the Electronics Group decreased to 15.5% from 16.7% in 2002 due to lower margins in the consumer goods category.

     Operating expenses increased $530 to $43,565 for the six months ended May 31, 2003, compared to $43,035 in 2002. As a percentage of net sales, operating expenses decreased to 7.3% for the six months ended May 31, 2003 from 8.9% in 2002. Major components of the increase in operating expenses were direct labor, salaries and employee benefits.

     Net income for the six months ended May 31, 2003 was $3,283 compared to net loss of $1,584 in 2002. Earnings per share for the six months ended May 31, 2003 was $0.15, basic and diluted compared to loss per share of $0.07 for fiscal 2002, basic and diluted (as restated).

Wireless Results
Three months ended May 31, 2002 compared to three months ended May 31, 2003

     The following table sets forth for the periods indicated certain statements of operations data for Wireless expressed as a percentage of net sales:


                                                           Three Months Ended
                                        -----------------------------------------------
                                              May 31, 2002         May 31, 2003
                                              (As Restated)
Net sales:
       Wireless products                   $ 199,495       96.7%  $ 185,174       97.9%
       Activation commissions                  6,200        3.0       3,516        1.9
       Residual fees                             482        0.2         489        0.2
       Other                                     123        0.1         (72)        --
                                           ---------      -----   ---------       -----
           Total net sales                   206,300      100.0     189,107      100.0

  Gross profit                                 3,425        1.7       9,382        5.0

  Operating expenses
       Selling                                 2,873        1.4       2,706        1.4
       General and administrative              7,988        3.9       3,915        2.1
       Warehousing and technical support         492        0.2         699        0.4
                                           ---------      -----   ---------       -----

  Total operating expenses                    11,353        5.5       7,320        3.9
                                           ---------      -----   ---------       -----

  Operating income (loss)                     (7,928)      (3.8)      2,062        1.1
  Other expense                               (1,003)      (0.5)       (576)      (0.3)
                                           ---------      -----   ---------       -----
  Pre-tax income (loss)                    $  (8,931)      (4.3)% $   1,486        0.8 %
                                           =========      =====   =========       =====


     Net sales were $189,107 for the three months ended May 31, 2003, a decrease of $17,193, or 8.3%, from 2002. Unit sales of wireless handsets decreased by 328,000 units for the three months ended May 31, 2003, or 22.8%, to approximately 1,109,000 units from 1,437,000 units in 2002. This decrease was attributable to a new product launch in 2002 that did not repeat in 2003 and a closeout of certain models in Canada in 2002 that were not replaced in 2003. In addition, there was a $4,484 decrease in sales incentives compared to 2002 as there was not a major 2003 product launch as occurred in 2002. These programs are expected to continue and will either increase or decrease based upon competition and customer and market requirements. Further offsetting the decline in revenue was the average selling price of handsets, which increased to $161 per unit for the three months ended May 31, 2003, from $135 per unit in 2002. This increase was due to higher selling prices of the newly-introduced digital products, including products with color LCD's which have a higher selling price. Gross profit margins increased to 5.0% for the three months ended May 31, 2003 from 1.7% in 2002, primarily due to the sales of new, higher margin products and lower inventory write-downs. There were no inventory write-downs for the three months ended May 31, 2003 compared to $2,859 in 2002. These write-downs were based upon open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from our customers based upon current negotiations. As of May 31, 2003, 1,932 of previously written-down units remained in inventory which were valued at $398. The Company plans to sell these items to its existing customers during the next year. None of the written down inventory was scrapped. The Company expects that, due to market conditions and customer consolidation, it could experience additional write-downs in the future. Gross margins were favorably impacted by reimbursement from a vendor for software upgrades performed on inventory sold of $623 and $74 for the three months ended May 31, 2002 and 2003, respectively. Without this reimbursement, gross margins would have been lower by 0.3% and 0.03% for the three months ended May 31, 2002 and 2003, respectively. The Company has received price protection of $17,000 and $11,850 for the three months ended May 31, 2002 and 2003, respectively, from a vendor for certain inventory, of which $9,348 and $11,598 was recorded as a reduction to cost of sales, as related inventory was sold. The other $252 in price protection has been reflected as a reduction to the remaining inventory cost at May 31, 2003. Without this price protection, gross profit margins would have been lower by 4.5% and 6.1% for the three months ended May 31, 2002 and 2003, respectively. The Company has an agreement with its vendor for additional future price protection with respect to specific inventory items if needed. During three months ended May 31, 2003, there was a decrease of $4,484 in sales incentives expense due to a non-recurring product launch in 2002, net of reversals of $155.

     The Company expects, due to market conditions and customer consolidation, it could experience additional sales incentives expense in the future.

     Operating expenses decreased $4,033 for the three months ended May 31, 2003 from 2002. As a percentage of net sales, operating expenses decreased to 3.9% during three months ended May 31, 2003, compared to 5.5% in 2002. Selling expenses decreased $167 for the three months ended May 31, 2003 compared to 2002, primarily in commissions of $270, due to a reduction of commissions paid to distributors in Mexico compared to last year and lower sales. This decrease was partially offset by an increase of $126 in salesmen salaries from the hiring of additional salesmen in Quintex to support additional sales programs. Numerous other individually insignificant fluctuations account for the remaining net change in selling expenses. General and administrative expenses decreased $4,073 for the three months ended May 31, 2003 from 2002, primarily in salaries of $2,968 due to a non-recurring bonus provision and new executive compensation contract in 2002 and bad debt expense of $1,389 due to the recovery of a bad debt previously written off and a non- recurring bankruptcy in 2002. The Company does not consider this a trend in the overall accounts receivable. This decrease was offset by an increase in insurance expense of $143 due to increased insurance premiums for general liability and umbrella coverage. Numerous other individually insignificant fluctuations account for the remaining net change in general and administrative expenses. Warehousing and technical support expenses increased $207 for the three months ended May 31, 2003 from 2002, primarily in direct labor, payroll taxes and benefits of $280 due to additional employees for product testing. This increase was partially offset by a decrease in the costs of buying offices of $62 as a result of eliminating the use of the buying office in Korea. Numerous individually insignificant fluctuations account for the remaining net change in warehousing and technical support expenses. Pre-tax income for the three months ended May 31, 2003 was $1,486, compared to pre-tax loss of $8,931 for fiscal 2002.

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


Six months ended May 31, 2002 compared to six months ended May 31, 2003

     The following table sets forth for the periods indicated certain statements of operations data for Wireless expressed as a percentage of net sales:


                                                          Six Months Ended
                                          ---------------------------------------------
                                               May 31, 2002            May 31, 2003
                                          ----------------------  ---------------------
                                             (As Restated)
Net sales:
       Wireless products                   $ 304,663       95.4%  $ 395,885       97.6%
       Activation commissions                 13,468        4.2       8,612        2.1
       Residual fees                           1,140        0.4       1,024        0.3
       Other                                      20        --          148        --
                                           ---------       -----  ---------        -----
           Total net sales                   319,291      100.0     405,669      100.0
  Gross profit                                 5,038        1.6      21,199        5.2

  Operating expenses
       Selling                                 5,613        1.8       5,369        1.3
       General and administrative             11,389        3.6       8,247        2.0
       Warehousing and technical support       1,108        0.3       1,412        0.4
                                           ---------       -----  ---------        -----
           Total operating expenses           18,110        5.7      15,028        3.7
                                           ---------       -----  ---------        -----

  Operating income (loss)                    (13,072)      (4.1)      6,171        1.5
  Other expense                               (2,566)      (0.8)     (1,436)      (0.4)
                                           ---------       -----  ---------        -----
  Pre-tax income (loss)                    $ (15,638)      (4.9)% $   4,735        1.1 %
                                           =========       =====  =========        =====


     Net sales were $405,669 for the six months ended May 31, 2003, an increase of $86,378, or 27.1%, from 2002. Unit sales of wireless handsets increased by 39,000 units for the six months ended May 31, 2003, or 1.7%, to approximately 2,300,000 units from 2,261,000 units in 2002. This increase was attributable to increased sales of digital handsets for new product introductions which were delayed in 2002, in addition to 2002 late acceptances by our customers and lower demand for wireless products, a situation that did not repeat in 2003. In addition, there was a $622 decrease in sales incentives compared to 2002. These programs are expected to continue and will either increase or decrease based upon competition and customer and market requirements. The average selling price of handsets increased to $166 per unit for the six months ended May 31, 2003, from $129 per unit in 2002. This increase was due to higher selling prices of the newly-introduced digital products, including products with color LCD's, which have a higher selling price. Gross profit margins increased to 5.2% for the six months ended May 31, 2003 from 1.6% in 2002, primarily due to the sales of new, higher margin products and lower inventory write-downs. There were no inventory write-downs for the six months ended May 31, 2003, compared to $3,899 in 2002. These write- downs were based upon open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from our customers based upon current negotiations. As of May 31, 2003, 1,932 of previously written-down units remained in inventory which were valued at $398. The Company plans to sell these items to its existing customers during the next year. None of the written down inventory was scrapped. The Company expects that, due to market conditions and customer consolidation, it could experience additional write-downs in the future. Gross margins were favorably impacted by reimbursement from a vendor for software upgrades performed on inventory sold of $817 and $123 for the six months ended May 31, 2002 and 2003, respectively. Without this reimbursement, gross margins would have been lower by .2% and .03% for the six months ended May 31, 2002 and 2003, respectively. The Company has received price protection of 0.2% and 0.03% for the six months ended May 31, 2002 and 2003, respectively, from a vendor for certain inventory, of which $9,348 and $15,158 was recorded as a reduction to cost of sales, as related inventory was sold. The other $252 in price protection has been reflected as a reduction to the remaining inventory cost at May 31, 2003. Without this price protection, gross profit margins would have been lower by 2.9% and 3.7% for the six months ended May 31, 2002 and 2003, respectively. The Company has an agreement with its vendor for additional future price protection with respect to specific inventory items if needed. During the six months ended May 31, 2002, there was a decrease of $886 in sales incentive expense as a result of fewer new product introductions, net of reversals of $318.

     The Company expects, due to market conditions and customer consolidation, it could experience additional sales incentives expense in the future.

     Operating expenses decreased $3,082 for the six months ended May 31, 2003 from 2002. As a percentage of net sales, operating expenses decreased to 3.7% during six months ended May 31, 2003, compared to 5.7% in 2002. Selling expenses decreased $244 for the six months ended May 31, 2003 compared to 2002, primarily in commissions of $440, due to a reduction of commissions paid to distributors in Mexico compared to last year. Travel and entertainment decreased $77 due to fewer trade shows during the quarter. These decreases were partially offset by an increase of $191 in salesmen salaries from the hiring of additional salesmen in Quintex to support additional sales programs. Numerous other individually insignificant fluctuations account for the remaining net change in selling expenses. General and administrative expenses decreased $3,142 for the six months ended May 31, 2003 from 2002, primarily in salaries of $2,783 due to a non- recurring bonus provision and new executive compensation contract in 2002 and bad debt expense of $1,248 primarily due to the recovery of a previously charged bad debt and a customer who filed for bankruptcy in 2003. The Company does not consider this a trend in the overall accounts receivable. Employee benefits increased $199 due to increased costs under the health care plan and battery recycling charges, due to a 2002 refund of $84 that did not repeat in 2003. Numerous other individually insignificant fluctuations account for the remaining net change in general and administrative expenses. Warehousing and technical support expenses increased $304 for the six months ended May 31, 2003 from 2002, primarily in direct labor, payroll taxes and benefits of $484 due to additional employees for product testing and bonus accruals. This increase was partially offset by decreases in travel of $53 due to less travel by engineers and a decrease in the costs of buying offices of $128 as a result of less activity in the Korean buying office due to lower purchases. Numerous other individually insignificant fluctuations account for the remaining net change in warehousing and technical support expenses. Pre-tax income for the six months ended May 31, 2003 was $4,735, compared to pre-tax loss of $15,638 for fiscal 2002.

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

Electronics Results
Three months ended May 31, 2002 compared to three months ended May 31, 2003

     The following table sets forth for the periods indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:


                                                     Three Months Ended
                                             May 31, 2002             May 31, 2003
                                           --------------------- ---------------------
                                               (As Restated)
Net sales:
       Mobile electronics                  $ 57,894       63.6%  $ 74,108      66.2%
       Consumer electronics                  19,164       21.1     27,762      24.8
       Sound                                 13,646       15.0      9,928       8.9
       Other                                    263        0.3        105       0.1
                                           --------      -----     --------   -----
          Total net sales                    90,967      100.0    111,903     100.0
  Gross profit                               15,158       16.7     16,175      14.5

  Operating expenses
       Selling                                4,057        4.5      4,596       4.1
       General and administrative             5,670        6.2      6,054       5.4
       Warehousing and technical support         (9)       --         656       0.6
                                           --------      -----     --------   -----
  Total operating expenses                    9,718       10.7     11,306      10.1
                                           --------      -----     --------   -----
  Operating income                            5,440        6.0      4,869       4.4
  Other income (expense)                       (107)      (0.1)       393       0.4
                                           --------      -----     --------   -----
  Pre-tax income                           $  5,333        5.9 %     $  5,262   4.7 %
                                           ========       =====     ========   =====


     Net sales were $111,903 for the three months ended May 31, 2003, a 23.0% increase from net sales of $90,967 in 2002. Mobile and consumer electronics' sales increased over last year, partially offset by a decrease in sound and other. Mobile electronics increased $16,214 (28.0%) during 2003 from 2002. Sales of mobile video within the mobile electronics category increased 59.8% for the three months ended May 31, 2003, from 2002. Consumer electronics increased $8,598 (44.9%) for the three months ended May 31, 2003, from 2002, primarily in sales of video-in-a-bag and portable DVD players. These increases were partially offset by a decrease in the sound category of $3,718 (27.2%). Given the change in the marketplace, fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line. There was also an increase in sales incentives of $424. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately $1,364 primarily from lower OEM business. The Company's Venezuelan subsidiary experienced a decrease of $2,189 in sales from last year, due to the temporary closing of the offices due to the impact of economic and political instability in the country.

     Gross profit margins decreased to 14.5% for the three months ended May 31, 2003 compared to 16.7% in 2002, primarily in the consumer electronics category. This decline was due to sales of older FRS radios at lower margins in anticipation of newer, higher margined products. There also was an increase in the sales of video products sold through consumer channels, which carry a lower gross margin as opposed to other product lines. During the three months ended May 31, 2003, there was an increase in sales incentives expense of $424, net of reversals of $240, as a result of increased sales.

     Operating expenses increased $1,588 for the three months ended May 31, 2003, an 16.3% increase from operating expenses in 2002. As a percentage of net sales, operating expenses decreased to 10.1% during the three months ended May 31, 2003 compared to 10.7% in 2002. Selling expenses increased $539 during the three months ended May 31, 2003, partially in commissions of $233 due to an increase of $203 from an increase in commissionable sales in video and consumer goods, which was offset by a $96 decrease in commissionable sales in international and American Radio, which have a different commission rate structure. In addition, selling expenses increased in, salaries of $113 primarily due to increased head count to support the growing business, travel and entertainment of $50 to support increased sales and an increase in advertising and trade show expense of $124 due to additional promotions to support the sales increase. General and administrative expenses increased $384 from 2002, mostly in salaries of $135, professional fees of $229 for a study of optimizing the use of public warehouses, and an increase of $163 in corporate allocations for additional corporate services. These increases were partially offset by decreases in employee benefits of $69 due to better dental care experience. Numerous other individually insignificant fluctuations account for the remaining net change in general and administrative expenses. Warehousing and technical support increased $665 for the three months ended May 31, 2003 from 2002, primarily in direct labor, payroll taxes and benefits of $656 due to an increased headcount. There was also an increase in overseas buying office expenses of $60 as a result of increased purchases. Numerous other individually insignificant fluctuations account for the remaining net change in warehousing and technical support expenses. Pre-tax income for the three months ended May 31, 2003 was $5,262, compared to $5,333 for 2002.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Six months ended May 31, 2002 compared to six months ended May 31, 2003

     The following table sets forth for the periods indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:


                                                          Six Months Ended
                                                 May 31, 2002                May 31, 2003
                                          -----------------------  ------------------------
                                              (As Restated)

Net sales:
       Mobile electronics                  $  97,588       60.1%  $ 125,198       65.2%
       Consumer electronics                   35,156       21.7      44,257       23.0
       Sound                                  28,855       17.8      22,472       11.7
       Other                                     646        0.4         233        0.1
                                           ---------       -----  ---------      ------
          Total net sales                    162,245      100.0     192,159      100.0

  Gross profit                                27,175       16.7      29,774       15.5
  Operating expenses
       Selling                                 7,406        4.6       8,395        4.3
       General and administrative             10,992        6.7      11,850        6.2
       Warehousing and technical support         474        0.3       1,298        0.7
                                           ---------       -----  ---------      ------

  Total operating expenses                    18,872       11.6      21,543       11.2
                                           ---------       -----  ---------      ------

  Operating income                             8,303        5.1       8,231        4.3
  Other income (expense)                      (1,626)      (1.0)       (479)      (0.2)
                                           ---------       -----  ---------      ------
  Pre-tax income                           $   6,677        4.1 % $   7,752        4.1 %
                                           =========       =====  =========       =====


     Net sales were $192,159 for the six months ended May 31, 2003, an 18.4% increase from net sales of $162,245 in 2002. Mobile and consumer electronics' sales increased over last year, partially offset by a decrease in sound and other. Mobile electronics increased $27,610 (28.3%) during 2003 from 2002. Sales of mobile video within the mobile electronics category increased 49.4% for the six months ended May 31, 2003, from 2002. Consumer electronics increased $9,101 (25.9%) for the six months ended May 31, 2003 from 2002, primarily in sales of video-in-a-bag and portable DVD players. These increases were partially offset by a decrease in the sound category of $6,383 (22.1%). Given the change in the marketplace, fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line. There was also an increase in sales incentives of $1,043. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately $2,080 primarily from lower OEM business. The Company's Venezuelan subsidiary experienced a decrease of $4,575 in sales from last year, due to the temporary closing of the offices due to the impact of economic and political instability in the country.

     Gross profit margins decreased to 15.5% for the six months ended May 31, 2003, compared to 16.7% for 2002. This decline was due to sales of older FRS radios at lower margins in anticipation of newer, higher margined products. There also was an increase in the sales of video products sold through consumer channels, which carry a lower gross margin as opposed to other product lines. During the six months ended May 31, 2003, there was an increase in sales incentives expense of $1,043, net of reversals of $971.

     Operating expenses increased $2,671 for the six months ended May 31, 2003, a 14.2% increase from operating expenses in 2002. As a percentage of net sales, operating expenses decreased to 11.6% during the six months ended May 31, 2003 compared to 11.7% in 2002. Selling expenses increased $989 during the six months ended May 31, 2003, partially in commissions of $260 due to an increase of commissionable sales and from Code, which was offset by a decrease in commissionable sales in American Radio, which has a different commission rate structure. In addition, selling expenses increased in salaries of $367 primarily due to $234 from Code and general increases in other areas, travel and entertainment of $99 due to an increase of $85 from Code and an increase in advertising and trade shows of $262 due to increased promotions to support the growing business. Numerous other individually insignificant fluctuations account for the remaining net change in selling expenses. General and administrative expenses increased $858 from 2002, mostly in salaries of $599 ($237 due to Code), travel and entertainment of $117 ($67 due to Code), insurance expense of $152 due to higher premiums on general liability and Ocean Cargo as shipments and sales have increased. These increases were partially offset by decreases in professional fees of $241 due to a patent infringement fee of $497 during 2002 that did not recur in 2003 and a reduction in bad debt expense of $314 primarily due to a 2002 customer write-off due to bankruptcy that did not recur. There was also an increase in the corporate allocation of $328 for additional corporate services. Numerous other individually insignificant fluctuations account for the remaining net change in general and administrative expenses. Warehousing and technical support increased $824 for the six months ended May 31, 2003 from 2002, primarily in direct labor, payroll taxes and benefits of $714 due to increased headcount. There was also an increase in overseas buying office expenses of $123 as a result of increased purchases. Numerous other individually insignificant fluctuations account for the remaining net change in warehousing and technical support expenses Pre-tax income for the six months ended May 31, 2003 was $7,752, compared to $6,677 for 2002.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.


Other Income and Expense

     Interest expense and bank charges increased (decreased) $(25) and $117, during the three and six months ended May 31, 2003 from three and six months ended May 31, 2002, respectively, primarily due to lower interest bearing debt during the quarter, offset by interest paid on a state tax settlement.

     Equity in income of equity investees increased by approximately $186 and $253, for the three and six months ended May 31, 2003 compared to three and six months ended May 31, 2002, respectively. The majority of the increase was due to an increase in the equity income of ASA due to increased sales and improvement in gross margins. Other expenses decreased during 2003 compared to 2002. The foreign exchange gain (losses) were $32 and $(763), respectively, for the three and six months ended May 31, 2003 and $(250) and $(2,168), respectively, three and six months ended May 31, 2002. This decrease was due to the devaluation of 14% in 2003 versus 40% in 2002. This decrease in devaluation was due to Venezuela fixing the exchange rate of the Bolivar with the U.S. Dollar during the first quarter of 2003. We also had an increase in minority interest expense of $576 and $1,513 for the three and six months ended May 31, 2003 compared to three and six months ended May 31, 2002, respectively, primarily due to the effect of Toshiba's increased ownership in ACC and profitable operations.


Provision for Income Taxes

     The effective tax (recovery) rate for the three and six months ended May 31, 2003, was 27.4% and 32.7%, respectively, compared to last year's 55.5% and 1247.8% for the comparable periods. During the three and six months ended May 31, 2002, the Company experienced a high effective tax rate due to the impact of certain non-deductible items including a bonus payment and the mix of foreign and domestic earnings. During the three and six months ended May 31, 2003, the reduction in the Company's valuation allowance relating to the Wireless segment resulted in a decrease to the Company's effective tax rate. In addition, the mix of foreign and domestic earnings resulted in a increase in the Company's effective tax rate for the six months ended May 31, 2003.


Liquidity and Capital Resources

     The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. As of May 31, 2003, the Company had working capital (defined as current assets less current liabilities) of $296,403, which includes cash of $24,122 compared with working capital of $292,687 at November 30, 2002, which included cash of $2,758. Operating activities provided approximately $58,144, primarily from collections of accounts receivable and decreases in inventory, partially offset by decreases in accounts payable and accrued expenses. Investing activities provided approximately $229, primarily from the distribution from an equity investee, partially offset by purchases of property, plant and equipment. Financing activities used approximately $37,025, primarily from repayments of bank obligations.

     The Company's principal source of liquidity is its revolving credit agreement which expires July 27, 2004. At May 31, 2003, the credit agreement provided for $200,000 of available credit, including $15,000 for foreign currency borrowings. The continued availability of this financing is dependent upon the Company's operating results which would be negatively impacted by a decrease in demand for the Company's products. The Company reduced its credit availability from $200,000 to $150,000 during the third quarter of 2003 as a result of the Company's working capital position and current anticipated borrowing requirements.

     Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC. The Company's ability to borrow under its credit facility is a maximum aggregate amount of $150,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts. In addition, the Company guarantees the borrowings of one of its equity investees at a maximum of $300.

     The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     At November 30, 2002, the Company was not in compliance with certain of its pre-tax income covenants. Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company's fiscal year-end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company's quarter end and had not received a waiver. Accordingly, the Company recorded its outstanding domestic bank obligations of $36,883 in current liabilities at November 30, 2002.

     Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in domestic bank obligations outstanding at May 31, 2003 of $0. The Company subsequently obtained a waiver for the November 30, 2002 and February 28, 2003 violations. The Company was in compliance with all its bank covenants at May 31, 2003. While the Company has historically been able to obtain waivers for such violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with other credit facilities.

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

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At May 31, 2003, such obligations and commitments are as follows:


                             Payments Due By Period
                 ---------------------------------------------------------------

Contractual Cash                       Less than   1-3       4-5       After
   Obligations                Total     1 Year    Years     Years      5 years
------------------------      -------   -------   -------   -------   -------

  Capital lease obligations   $13,929   $   554   $ 1,677   $ 1,157   $10,541
  Operating leases              8,464     2,168     4,544     1,488       264
                              -------   -------   -------   -------   -------
  Total contractual cash
     obligations              $22,393   $ 2,722   $ 6,221   $ 2,645   $10,805
                              =======   =======   =======   =======   =======



                                            Amount of Commitment
                                            Expiration per period
                             ---------------------------------------------------------
                                Total
Other Commercial               Amounts    Less than    1-3                   Over
  Commitments                 Committed   1 Year      Years    4-5 Years    5 years
-----------------             ---------   --------    -----    ---------    -------

  Lines of credit             $ 3,246     $ 3,246       --        --          --
  Standby letters of credit     2,834       2,834       --        --          --
  Guarantees                      300         300       --        --          --
  Commercial letters of
     credit                     4,496       4,496       --        --          --
                              -------     -------      ----      ----        ----
  Total commercial
    commitments               $10,876     $10,876      $ --      $ --       $ --
                              =======     =======      =====     ====       =====

     The Company has guaranteed, through August 31, 2003, the borrowings of one of its 50%- owned equity investees (GLM) at a maximum of $300. During the quarter ended May 31, 2003, the Company adopted FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" (FIN 45). In accordance with FIN 45, the Company has not issued or modified this guarantee after December 31, 2002. Accordingly, this guarantee has not been reflected on the accompanying consolidated financial statements (See
Note 13).

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

     In June 2003 the Company purchased a building for expansion purposes for $3,509, which includes closing costs.

     In May 2003, the U.S. Bankruptcy Court accepted the Company's bid for certain assets of Recoton Corporation. This bid includes certain defined assets of Recoton's U.S. audio operations including brands and trademarks and the outstanding common stock of Recoton's German, Italian, and Japanese operations. In accordance with this bid, the Company made a deposit of $2,000, which is currently being held in escrow. The purchase price will approximate $40,000 plus the assumption of $5,000 in debt, not including related acquisition costs. The closing is anticipated to be in early July 2003 and is subject to completion of final documentation and regulatory approval.


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

     The Company also leases certain facilities from its principal stockholder. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. Total lease payments required under the leases for the five-year period ending May 31, 2008 are $2,793.

Amounts Due from Officers

     A note due from an officer/director of the Company, which bore interest at the LIBOR rate, to be adjusted quarterly, plus 1.25% per annum, was paid in full during fiscal 2002. In addition, the Company has outstanding notes due from various officers of the Company aggregating $235 as of May 31, 2003, which have been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. The notes bear interest at the LIBOR rate plus 0.5% per annum. Principal and interest are payable in equal annual installments beginning July 1, 1999 through July 1, 2003. In accordance with the Sarbanes-Oxley Act of 2002, the Company will not alter the terms of the notes and all amounts will be repaid in full in July 2003. In addition, no new notes with officers or directors of the Company will be entered into.


Transactions with Toshiba

     At November 30, 2002, the Company had on hand 504,020 units in the amount of $91,226, which were purchased from Toshiba and have been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. Of this accounts payable $56,417 was subject to an arrangement with Toshiba, which provides for, among other things, extended payment terms. This arrangement has since been modified such that payment terms are no longer extended. The payment terms are such that the payable is non-interest bearing. The balance of $91,226 accounts payable is payable in accordance with the terms established in the distribution agreement, which is 30 days. During the first quarter of 2003, the Company paid this amount in full. At May 31, 2003, the Company had $2,958 of inventory which was purchased from Toshiba and has been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. Under the above arrangement, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from Toshiba. The Company will record such price protection, if necessary, at the time of the sale of the units.

     Inventory on hand at November 30, 2002 and May 31, 2003 purchased from Toshiba Corporation (Toshiba), the 25% minority shareholder of ACC and major supplier to ACC, approximated $138,467 and $48,500 respectively. As of November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 for price protection and software upgrades. These amounts were paid in full during the first quarter of 2003. As of May 31, 2003, the Company recorded receivables from Toshiba aggregating approximately $10,450 for price protection.

     The Company has also received price protection (a reduction in our purchase price) for inventory on hand in addition to goods sold. During the six months ended May 31, 2003, $15,158 of price protection from Toshiba was recorded as a reduction to cost of sales as related inventory was sold. In addition, $252 of price protection from Toshiba has been reflected as a reduction to the remaining inventory cost at May 31, 2003.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 is effective for fiscal years beginning after June 15, 2002, and this will be adopted by the Company on December 1, 2002 (fiscal 2003) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long- lived assets in the period in which they are incurred. The adoption of Statement 143 did not have any impact on its results of operations or its financial position as the Company had no asset retirement obligations.

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment of Long- Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. Statement 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, Statement 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, Statement 144 retains the provisions of Statement 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. Statement 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. The adoption of Statement 144 did not have a material effect on the Company's consolidated financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company has adopted the disclosure portion of this statement for the fiscal quarter ending May 31, 2003, as required. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

     In February 2003, the EITF issued EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", which was adopted by the Company during the quarter ended May 31, 2003. This EITF provides guidance on the income statement classification of amounts received by a customer, including a reseller and guidance regarding timing of recognition for volume rebates. Adoption of this new standard, which was applied prospectively by the Company for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, did not have a material impact on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 during the quarter ended May 31, 2003. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for helping relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments
with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.


Forward-Looking Statements

     Except for historical information contained herein, statements made in this release that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the wireless, mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in the Company's Form 10-K for the fiscal year ended November 30, 2002 and the Form 10-Q for the first quarter ended February 28, 2003. These factors, among others, may cause actual results to differ materially from the results suggested in the forward- looking statements. Forward-looking statements include statements relating to, among other things:

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


ITEM 4            CONTROLS AND PROCEDURES

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

                          PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


   Exhibit Number         Description
   --------------         ---------------------------------------------
     99.1                 Certifications pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002 (filed herewith)

         (b)      Reports on Form 8-K

                  For the second quarter ended May 31, 2003, the Company filed four reports on Form 8-K.

                  The first report on Form 8-K, dated and filed March 14, 2003, reported the Company's unaudited financial results as of November 30, 2002 and a Waiver to the Company's Fourth Amended & Restated Credit Agreement

                  The second report on Form 8-K, dated March 21, 2002 and filed March 27, 2003, reported that two press releases were issued announcing that the Company had received a Nasdaq Staff Determination and had requested a hearing to review the Staff Determination, respectively.

                  The third report on Form 8-K, dated April 15, 2003 and filed April 16, 2003, reported that a press release was issued regarding the Company's inability to timely file a Form 10-Q for the quarter ended February 28, 2003.

                  The fourth report on Form 8-K, dated and filed May 29, 2003, reported that a press release was issued announcing that the Company would restate results for fiscal years 2000, 2001, and the first three quarters of fiscal 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUDIOVOX CORPORATION




                                        By:s/John J. Shalam
                                           ------------------------------------
                                              John J. Shalam
                                              President and Chief
                                              Executive Officer

Dated: June 30, 2003

                                        By:s/Charles M. Stoehr
                                           ------------------------------------
                                              Charles M. Stoehr
                                              Senior Vice President and
                                              Chief Financial Officer

                    CERTIFICATION PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002




I, John J. Shalam, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Audiovox Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: June 30, 2003


s/John J.  Shalam
--------------------------------------------
John J. Shalam,
Chief Executive Officer

                    CERTIFICATION PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002




I, Charles M. Stoehr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Audiovox Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: June 30, 2003


s/Charles M.  Stoehr
---------------------------------------
Charles M. Stoehr
Chief Financial Officer