Form 10-Q
period 2003-08-31
AUDIOVOX CORP
filed 2003-10-15
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                   August 31, 2003


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


           Class                                 Outstanding at October 9, 2003

           Class A Common Stock                                20,733,874 Shares
           Class B Common Stock                                 2,260,954 Shares

                              AUDIOVOX CORPORATION



                                                     I N D E X

                                                                                         Page
                                                                                        Number
PART I            FINANCIAL INFORMATION

         ITEM 1       FINANCIAL STATEMENTS:

                      Consolidated Balance Sheets at November 30,
                      2002 and August 31, 2003 (unaudited)                                        4

                      Consolidated Statements of Income for the
                      Three and Nine Months Ended August 31, 2002 (unaudited),
                      as restated, and August 31, 2003 (unaudited)                                5

                      Consolidated Statements of Cash Flows
                      for the Nine Months Ended August 31, 2002
                      (unaudited), as restated, and August 31, 2003                               6

         Notes to Consolidated Financial Statements                                               7

         ITEM 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                      32

         ITEM 3       Legal Proceedings                                                          60

         ITEM 4       Controls and Procedures                                                    60

PART II - OTHER INFORMATION                                                                      62

         ITEM 4.      Submission of Matters to a Vote of Security Holders                        62

         ITEM 6.      Exhibits and Reports on Form 8-K                                           62

         SIGNATURES                                                                              64

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                          November 30,  August 31,
                                                                                              2002        2003
                                                                                           ---------    ---------
                                                                                                        (unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                             $   2,758    $  30,711
     Accounts receivable, net                                                                186,564      155,590
     Inventory, net                                                                          290,064      187,698
     Receivable from vendor                                                                   14,174        4,864
     Prepaid expenses and other current assets                                                 7,626       11,556
     Deferred income taxes, net                                                                7,653        9,869
                                                                                           ---------    ---------
           Total current assets                                                              508,839      400,288
  Investment securities                                                                        5,405        6,544
  Equity investments                                                                          11,097       12,349
  Property, plant and equipment, net                                                          18,381       20,380
  Excess cost over fair value of assets acquired and other intangible assets, net              6,826       15,552
  Other assets                                                                                   687        2,690
                                                                                           ---------    ---------
                                                                                           $ 551,235    $ 457,803
                                                                                           =========    =========
  Liabilities and Stockholders' Equity
  Current liabilities:
     Accounts payable                                                                      $ 121,127    $  50,807
     Accrued expenses and other current liabilities                                           34,983       37,371
     Accrued sales incentives                                                                 12,151       11,930
     Income taxes payable                                                                      7,643        9,907
     Bank obligations                                                                         40,248        7,278
                                                                                           ---------    ---------
           Total current liabilities                                                         216,152      117,293
  Long-term debt                                                                               8,140        8,250
  Capital lease obligation                                                                     6,141        6,096
  Deferred income taxes payable, net                                                           2,704        2,038
  Deferred compensation                                                                        3,969        4,764
                                                                                           ---------    ---------
           Total liabilities                                                                 237,106      138,441
                                                                                           ---------    ---------
  Minority interest                                                                            4,616        4,549
                                                                                           ---------    ---------
  Commitments and contingencies
  Stockholders' equity:
     Preferred stock, liquidation preference of $2,500                                         2,500        2,500
     Common stock:
         Class A; 60,000,000 authorized; 20,632,182 and 20,680,882 issued at
           November 30, 2002 and August 31, 2003, respectively; 19,559,445 outstanding at
           November 30, 2002 and 19,608,145 outstanding at August 31, 2003, respectively         207          207
         Class B convertible; 10,000,000 authorized; 2,260,954 issued and outstanding             22           22
     Paid-in capital                                                                         250,917      251,661
     Retained earnings                                                                        69,396       73,325
     Accumulated other comprehensive loss                                                     (5,018)      (4,391)
     Treasury stock, at cost, 1,072,737 Class A common stock at November 30, 2002 and
         August 31, 2003, respectively                                                        (8,511)      (8,511)
                                                                                           ---------    ---------
           Total stockholders' equity                                                        309,513      314,813
                                                                                           ---------    ---------
           Total liabilities and stockholders' equity                                      $ 551,235    $ 457,803
                                                                                           =========    =========


See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
          For the Three and Nine Months Ended August 31, 2002 and 2003
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                          Three Months Ended              Nine Months Ended
                                                                     August 31,     August 31,      August 31,       August 31,
                                                                        2002           2003             2002            2003
                                                                    ------------    ------------    ------------    ------------
                                                                    As Restated                      As Restated
                                                                    See Note 2                        See Note 2

  Net sales                                                         $    301,992    $    265,822    $    783,528    $    863,650
  Cost of sales                                                          274,524         237,991         723,684         784,739
                                                                    ------------    ------------    ------------    ------------
  Gross profit                                                            27,468          27,831          59,844          78,911
                                                                    ------------    ------------    ------------    ------------
  Operating expenses:
     Selling                                                               7,497           8,568          21,869          24,145
     General and administrative                                           12,686          15,576          39,692          40,771
     Warehousing and technical support                                     1,100           1,237           2,757           4,030
                                                                    ------------    ------------    ------------    ------------
         Total operating expenses                                         21,283          25,381          64,318          68,946
                                                                    ------------    ------------    ------------    ------------
  Operating income (loss)                                                  6,185           2,450          (4,474)          9,965
                                                                    ------------    ------------    ------------    ------------
  Other income (expense), net:
     Interest and bank charges                                              (752)         (1,049)         (2,754)         (3,167)
     Equity in income of equity investments                                  750           1,019           1,611           2,133
     Gain on issuance of subsidiary shares, net                             --              --            14,269            --
     Other, net                                                           (1,198)             22          (3,441)           (505)
                                                                    ------------    ------------    ------------    ------------
         Total other income (expense), net                                (1,200)             (8)          9,685          (1,539)
                                                                    ------------    ------------    ------------    ------------
  Income before provision for income taxes, minority interest and cumulative effect of a change in accounting for negative
     goodwill                                                              4,985           2,442           5,211           8,426
  Provision for income taxes                                               2,416           2,606           5,236           4,564
  Minority interest                                                           49             811             819              68
                                                                    ------------    ------------    ------------    ------------
  Income before cumulative effect of a change in accounting for
     negative goodwill                                                     2,618             647             794           3,930
  Cumulative effect of a change in accounting for negative
     goodwill                                                               --               --              240            --
                                                                    ------------    ------------    ------------    ------------
  Net income                                                        $      2,618    $        647    $      1,034    $      3,930
                                                                    ============    ============    ============    ============

  Net income per common share (basic):
      Income before cumulative effect of a change in accounting
         for negative goodwill                                      $       0.12    $       0.03    $       0.04    $       0.18
     Cumulative effect of a change in accounting for negative
         goodwill                                                           --               --             0.01            --
                                                                    ------------    ------------    ------------    ------------
  Net income per common share                                       $       0.12    $       0.03    $       0.05    $       0.18
                                                                    ============    ============    ============    ============

  Net income per common share (diluted):
     Income before cumulative effect of a change in accounting
         for negative goodwill                                      $       0.12    $       0.03    $       0.04    $       0.18
     Cumulative effect of a change in accounting for negative
         goodwill                                                           --               --             0.01            --
                                                                    ------------    ------------    ------------    ------------
  Net income per common share                                       $       0.12    $       0.03    $       0.05    $       0.18
                                                                    ============    ============    ============    ============

  Weighted average number of common shares outstanding:
       Basic                                                          21,947,573      21,840,621      21,960,652      21,836,241
                                                                    ============    ============    ============    ============
       Diluted                                                        21,982,803      22,101,749      21,997,892      22,000,232
                                                                    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Nine Months Ended August 31, 2002 and 2003
                                 (In thousands)
                                   (unaudited)


                                                                                                    August 31,
                                                                                                2002         2003
                                                                                              ---------    ---------
                                                                                             As Restated
Cash flows from operating activities:
     Net income                                                                               $   1,034    $   3,930
     Adjustments to reconcile net income to net cash flows provided by operating activities
        Depreciation and amortization                                                             3,484        3,222
        Provision for (recovery of) bad debt expense                                              2,006         (375)
        Equity in income of equity investments                                                   (1,611)      (2,133)
        Minority interest                                                                          (819)         (68)
        Non-cash stock compensation                                                                --            297
        Gain on issuance of subsidiary shares, net                                              (14,269)        --
        Deferred income tax expense, net                                                          3,707       (3,080)
        (Gain) loss on disposal of property, plant and equipment, net                               (12)         180
        Cumulative effect of a change in accounting for negative goodwill                          (240)        --
     Changes in operating assets and liabilities:
        Accounts receivable                                                                      48,257       43,785
        Receivable from vendor                                                                   (6,611)       9,313
        Inventory                                                                               (27,273)     125,336
        Accounts payable, accrued expenses and other current liabilities                         73,706      (73,926)
        Income taxes payable                                                                      2,886        2,057
        Investment securities-trading                                                               109         (796)
        Prepaid expenses and other, net                                                          (5,656)      (3,994)
                                                                                              ---------    ---------
          Net cash provided by operating activities                                              78,698      103,748
                                                                                              ---------    ---------

  Cash flows from investing activities:
     Purchases of property, plant and equipment                                                  (2,075)      (4,204)
     Proceeds from the sale of property, plant and equipment                                        364          129
     Proceeds of distribution from an equity investee                                               572          810
     Sale of assets to equity investee                                                             --          3,600
     Net proceeds from issuance of subsidiary shares                                             22,358         --
     Purchase of acquired business, net of acquired cash                                         (7,107)     (39,609)
                                                                                              ---------    ---------
          Net cash provided by (used in) investing activities                                    14,112      (39,274)
                                                                                              ---------    ---------

  Cash flows from financing activities:
     Borrowings of bank obligations                                                             210,450      164,331
     Repayments on bank obligations                                                            (299,001)    (201,158)
     Proceeds from issuance of convertible subordinated debentures                                8,107         --
     Principal payments on capital lease obligation                                                 (40)         (45)
     Repurchase of Class A common stock held in treasury                                           (712)        --
     Net proceeds from employee stock options and warrants                                         --            385
                                                                                              ---------    ---------
          Net cash used in financing activities                                                 (81,196)     (36,487)
                                                                                              ---------    ---------

  Effect of exchange rate changes on cash                                                          (163)         (34)
                                                                                              ---------    ---------
  Net increase in cash                                                                           11,451       27,953
  Cash at beginning of period                                                                     3,025        2,758
                                                                                              ---------    ---------
  Cash at end of period                                                                       $  14,476    $  30,711
                                                                                              =========    =========


See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              Three and Nine Months Ended August 31, 2002 and 2003
             (Dollars in thousands, except share and per share data)


(1)  Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Audiovox
     Corporation and subsidiaries (the Company) as of November 30, 2002 and August 31, 2003, the consolidated statements of income for the three and nine month periods ended August 31, 2002 (as restated) and 2003, and the consolidated statements of cash flows for the nine month periods ended August 31, 2002 (as restated) and 2003. The interim figures are not necessarily indicative of the results for the year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the allowance for doubtful accounts, allowance for cellular deactivations, inventory valuation, recoverability of deferred taxes and other assets, valuation of long-lived assets and accrued sales incentives, warranty reserves and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(2)  Restatement of Prior Period Consolidated Financial Statements

     As discussed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report filed on Form 10-K, the Company has restated its consolidated financial statements for fiscal 2000, 2001 and for the first three quarters of fiscal 2002. Those restatement adjustments were the result of the misapplication of generally accepted accounting principles. In addition, the Company reclassified certain expenses from operating expenses to cost of sales for the three and nine months ended August 31, 2002.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The net effect of the restatement adjustments on net income for the three and nine months ended August 31, 2002 is as follows:


                                                                    August 31, 2002
                                                           -----------------------------
                                                            Three Months  Nine Months

  Increase (decrease) in income before cumulative effect
     of a change in accounting for negative goodwill         $   751         $(1,339)
  Increase (decrease) in net income                              751          (1,339)
  Increase (decrease) in net income per common share -
     diluted                                                 $  0.04         $ (0.06)

     The following table provides additional information regarding the effects of restatement adjustments on the Company's net income (loss) for the three and nine months ended August 31, 2002:


                                 (In Thousands)
                                                                  Increase
                                                                 (Decrease)
                                                               August 31, 2002
                                                  -----------------------------
                                                    Three Months     Nine Months

Restatement adjustments:
  Timing of revenue                                 $   405         $  (103)
  Litigation                                            757             427
  Foreign currency translation                         (157)         (1,491)
  Inventory pricing                                      35             420
  Sales incentives                                      154             847
  Gain on the issuance of subsidiary shares            --            (1,556)
  Operating expense reclassification to cost of
     sales (1)                                         --               --
                                                    -------         -------
     Total adjustment to increase (decrease) pre-
        tax income                                    1,194          (1,456)
  (Provision for) recovery of income taxes              398            (203)
  Minority interest (2)                                 (45)            (86)
                                                    -------         -------
  Total increase (decrease) on net income           $   751         $(1,339)
                                                    =======         =======

(1) This adjustment represents a reclassification of warehousing and technical support and general and administrative costs (which are components of operating expenses) to cost of sales. This reclassification did not have any effect on previously reported net income for the three and nine months of fiscal 2002.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(2) The adjustment reflects the impact of the restatement adjustments on minority interest.

     The following discussion addresses each of the restatement adjustments for the corrections of accounting errors and the reclassification adjustment.

     (a) Timing of revenue. During the three and nine months ended August 31, 2002, the Company understated net sales by $10,472 and overstated net sales by $1,886, respectively, as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers. SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is in this situation when the product was delivered to the customer's site). Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer's site. In addition, during the three and nine months ended August 31, 2002, gross profit was understated by $535 and overstated by $126, respectively, and operating expenses were understated by $130 and overstated by $23, respectively.

     (b) Litigation. During the three and nine months ended August 31, 2002, the Company overestimated its provisions for certain litigation matters, thereby overstating cost of sales by $457 and $978, respectively. Also, the Company understated operating expenses by $0 and $497 for the three and nine months ended August 31, 2002, respectively as a result of not recording a settlement offer in the period the Company offered it.

          During the three and nine months ended August 31, 2002, the Company overstated operating expenses by $300 and understated operating expenses by $54, respectively as a result of inappropriately deferring costs related to an insurance claim. The Company's insurance company refused to defend the Company against a legal claim made against the Company. The Company took legal action against the insurance company and was unsuccessful. The Company was improperly capitalizing costs that were not probable of recovery.

     (c) Foreign currency translation. During the three and nine months ended August 31, 2002, the Company did not properly account for a change in accounting for its Venezuelan subsidiary as operating in a non-highly inflationary economy. In prior periods, Venezuela was deemed to be a highly-inflationary economy in accordance with certain technical accounting pronouncements. Effective January 1, 2002, it was deemed that Venezuela should cease to be considered a highly-inflationary economy, however, the Company did not account for this change. The Company incorrectly

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          recorded the foreign currency translation adjustment in other income rather than as other comprehensive income. As a result, the Company understated other expenses, net, by $247 and $1,674 for the three and nine months ended August 31, 2002, respectively. Also, the Company overstated operating expenses by $90 and $183 for the three and nine months ended August 31, 2002, respectively.

     (d) Inventory pricing. For the three and nine months ended August 31, 2002, the Company overstated cost of sales related to an inventory pricing error that occurred at its Venezuelan subsidiary. The Company was not properly pricing its inventory at the lower of cost or market in accordance with generally accepted accounting principles. As a result, the Company overstated cost of sales by $35 and $420 for the three and nine months ended August 31, 2002, respectively.

     (e) Sales incentives. During the three and nine months ended August 31, 2002, the Electronics segment underestimated accruals for additional sales incentives (other trade allowances) that were not yet offered to its customers. As a result, for the three and nine months ended August 31, 2002, the Company understated net sales by $288 and $292, respectively.

          Furthermore, during the three and nine months ended August 31, 2002, the Electronics segment was also not reversing earned and unclaimed sales incentives (i.e., cooperative advertising, market development and volume incentive rebate funds) upon the expiration of the established claim period. As a result, for the three and nine months ended August 31, 2002, the Company understated (overstated) net sales by $(134) and $555, respectively.

     (f)  Income  taxes.   Income  taxes  were  adjusted  for  the   restatement
          adjustments discussed above for each period presented.

          The Company also applied income taxes to minority interest amounts during the three and nine months ended August 31, 2002. As a result of these adjustments, the Company understated (overstated) the provision for income taxes by $398 and $(203) for the three and nine months ended August 31, 2002, respectively.

     (g) Operating expense reclassification. The Company reclassified certain costs as operating expenses, which were included as a component of warehousing and technical support and general and administrative costs, which should have been classified as a component of cost of sales. The effect of this reclassification for the three and nine months ended August 31, 2002 was to understate cost of sales and overstate operating expenses by $5,292 and $15,488, respectively. This

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
          reclassification did not have any effect on previously reported net income or loss for any period presented herein. This reclassification reduced gross margin by 1.8 and 1.9 percentage points for the three and nine months ended August 31, 2002, respectively.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The following represents the effect of the restatement and reclassification adjustments in the consolidated statements of income for the three months ended August 31, 2002:


                                                                                   Fiscal 2002
                                                                        For the Quarter Ended August 31,
                                                    -------------------------------------------------------------------------
                                                                          Restatement       Reclassification
                                                      As Reported         Adjustments          Adjustments     As Restated

Net sales                                               $  291,367      $  10,625 (1)(7)               -          $  301,992
Cost of sales                                              259,791          9,441 (1)(5)(6)  $     5,292 (2)         274,524
                                                        -----------     ----------           ------------         ----------

Gross profit                                                31,576          1,184                 (5,292)             27,468
                                                        -----------     ----------           ------------         ----------

Operating expenses:
   Selling                                                   7,486             11 (1)                  -               7,497
   General and administrative                               13,208           (372)(1)(4)(5)         (150)(2)          12,686
   Warehousing and technical support                         6,138            104 (1)(4)          (5,142)(2)           1,100
                                                        -----------     ----------           ------------         ----------
        Total operating expenses                            26,832           (257)                (5,292)             21,283
                                                        -----------     ----------           ------------         ----------
Operating income                                             4,744          1,441                      -               6,185

Total other expense, net                                      (953)          (247)(4)                  -              (1,200)
                                                        -----------     ----------           ------------         -----------

Income before provision for income taxes and
   minority interest                                         3,791          1,194                      -               4,985
Provision for income taxes                                   2,018            398 (3)                  -               2,416
Minority interest                                               94            (45)(8)                  -                  49
                                                        -----------     ----------           ------------         -----------

Net income                                              $    1,867      $     751                      -          $    2,618
                                                        ===========     ==========           ============         ===========

Net income per common share (basic)                     $     0.09      $    0.03                      -           $    0.12
                                                        ===========     ==========           ============          ===========

Net income per common share (diluted)                   $     0.08      $    0.04                      -          $     0.12
                                                        ===========     ==========           ============         ===========

Weighted average number of common shares
   outstanding (basic)                                  21,947,573                                                21,947,573
                                                        ===========                                               ===========
Weighted average number of common shares
   outstanding (diluted)                                21,982,803                                                21,982,803
                                                        ===========                                               ===========


(1)  Amounts reflect adjustments for (a) timing of revenue.
(2)  Amounts reflect adjustments for (g) operating expense reclassification.
(3)  Amounts reflect adjustments for (f) income taxes.
(4)  Amounts reflect adjustments for (c) foreign currency translation.
(5)  Amounts reflect adjustments for (b)litigation.
(6)  Amounts reflect adjustments for (d) inventory pricing.
(7)  Amounts reflectadjustments for (e) sales incentives.
(8)  Amount reflects impact of the restatement adjustments on minority interest.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

The following represents the effect of the restatement and reclassification adjustments in the consolidated statements of income for the nine months ended August 31, 2002:


                                                                           Fiscal 2002
                                                               For the Nine Months Ended August 31,
                                            --------------------------------------------------------------------------
                                                                 Restatement          Reclassification
                                              As Reported (a)    Adjustments             Adjustments    As Restated
                                              -----------        -----------             -----------    -----------

Net sales                                       $  784,567        $ (1,039) (1)(9)               -       $  783,528
Cost of sales                                      711,350          (3,154) (1)(5)(6)     $ 15,488 (2)      723,684
                                                -----------        ---------              ---------      -----------

Gross profit                                        73,217           2,115                 (15,488)          59,844
                                                -----------        ---------              ---------      -----------

Operating expenses:
   Selling                                          21,870              (1)(1)                   -           21,869
   General and administrative                       39,716             415 (1)(4)(5)          (438)(2)       39,692
   Warehousing and technical support                17,873             (66)(1)(4)          (15,050)(2)        2,757
                                                -----------        ---------              ---------      -----------

      Total operating expenses                      79,459             347                 (15,488)          64,318
                                                -----------        ---------              ---------      -----------
Operating income (loss)                             (6,242)          1,768                       -           (4,474)

Total other income (expense), net                   12,909          (3,224) (4)(8)               -            9,685
                                                -----------        ---------              ---------      -----------

Income (loss) before provision for (recovery
  of) income taxes, minority interest
  and before cumulative effect of a change
  in accounting for negative goodwill                6,667          (1,456)                      -            5,211
Provision for (recovery of) income taxes             5,439            (203)  (3)                 -            5,236
Minority interest                                      905             (86)  (9)                 -              819
                                                -----------        ---------              ---------      -----------

Income (loss) before cumulative effect of a
   change in accounting for negative
   goodwill                                          2,133          (1,339)                                     794
Cumulative effect of a change in
   accounting for negative goodwill                    240               -                       -              240
                                                -----------       ---------               ---------      -----------
Net income (loss)                               $    2,373        $ (1,339)                      -       $    1,034
                                                ===========       =========               =========      ===========

Netincome (loss) per common share (basic)
  before cumulative effect of a change
   in accounting for negative
   goodwill                                    $      0.10        $  (0.06)                      -       $     0.04
   Cumulative effect of a change in
     accounting for negative goodwill                 0.01               -                       -       $     0.01
                                                ----------        --------                ---------      -----------
Net income (loss) per common share
   (basic)                                      $     0.11        $  (0.06)                      -       $     0.05
                                                ===========       ==========              =========      ===========





                                                                           Fiscal 2002
                                                               For the Nine Months Ended August 31,
                                            --------------------------------------------------------------------------
                                                                     Restatement       Reclassification
                                              As Reported (a)        Adjustments          Adjustments    As Restated
                                              -----------            -----------          -----------    -----------

Netincome (loss) per common share (diluted)
  before cumulative effect of a
   change in accounting for negative
   goodwill                                    $      0.10        $  (0.06)                      -       $     0.04
   Cumulative effect of a change in
     accounting for negative goodwill                 0.01               -                       -       $     0.01
                                                ----------        --------                ---------      -----------
Net income (loss) per common share
   (diluted)                                    $     0.11        $  (0.06)                      -       $     0.05
                                                ===========       ==========              =========      ===========

Weighted average number of common
   shares outstanding (basic)                   21,960,652                                               21,960,652
                                                ===========                                              ===========


Weighted average number of
   common shares outstanding
   (diluted)                                    22,000,232                                               22,000,232
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

     As a result of the restatement for the quarter ended August 31, 2002, cash provided by operating activities was decreased $779 and cash provided by investing activities was increased $779. There has not been any change to cash used in financing activities.

(3)  Accrued Sales Incentives

     During the prior year, the Company adopted the provisions of EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer". As a result, the Company has reclassified co-operative advertising, market development funds and volume incentive rebate costs (collectively sales incentives), which were previously included in selling expenses, to net sales as the Company does not receive an identifiable benefit in connection with these costs. As a result of this reclassification, net sales and selling expenses, after restatement, were reduced by $24,899 for the nine months ended August 31, 2002. The Company adopted

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     EITF 01-9 during the second quarter of 2002. As such, no reclassification was necessary for the three months ended August 31, 2002. There was no further impact on the Company's consolidated financial statements as a result of the adoption of EITF 01-9 as the Company's historical accounting policy with respect to the recognition and measurement of sales incentives is consistent with EITF 01-9.

     A summary of the activity with respect to sales incentives for the quarters ended August 31, 2002 and 2003, respectively, on a segment and consolidated basis is provided below:

For the three months ended August 31, 2002

                                                                     Wireless         Electronics                 Total

Opening balance                                                    $  12,530              $ 3,752             $ 16,282
Accruals                                                              10,228                1,870               12,098
Payments                                                             (12,998)              (1,122)             (14,120)
Reversals for unearned sales incentives                                    -                 (434)                (434)
Reversals for unclaimed sales incentives                                (726)                  -                  (726)
                                                                   ----------             --------            ---------
Ending balance                                                     $   9,034              $ 4,066             $ 13,100
                                                                   ==========             ========            =========

For the nine months ended August 31, 2002

                                                                     Wireless         Electronics                 Total

Opening Balance                                                    $   5,209             $  3,265            $   8,474
Accruals                                                              23,434                4,862               28,296
Payments                                                             (17,317)              (2,956)             (20,273)
Reversals for unearned sales incentives                                 (105)                (434)                (539)
Reversals for unclaimed sales incentives                              (2,187)                (671)              (2,858)
                                                                   ----------             --------            --------
Ending balance                                                     $   9,034              $ 4,066             $ 13,100
                                                                   ==========             ========            =========

For the three months ended August 31, 2003

                                                                     Wireless         Electronics                 Total

Opening balance                                                    $   3,317            $   4,928             $  8,245
Accruals**                                                             2,253                8,181               10,434
Payments                                                              (2,809)              (2,763)              (5,572)
Reversals for unearned sales incentives                                 (206)                (168)                (374)
Reversals for unclaimed sales incentives                                (263)                (540)                (803)
                                                                   ----------           ----------            ---------
Ending balance                                                     $   2,292            $   9,638             $ 11,930
                                                                   ==========           ==========            =========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES


For the nine months ended August 31, 2003


                                                                     Wireless         Electronics                 Total

Opening balance                                                    $   7,525            $   4,626             $ 12,151
Accruals**                                                            13,588               12,516               26,104
Payments                                                             (18,034)              (5,825)             (23,859)
Reversals for unearned sales incentives                                 (257)                (408)                (665)
Reversals for unclaimed sales incentives                                (530)              (1,271)              (1,801)
                                                                   ----------           ----------            ---------
Ending balance                                                     $   2,292            $   9,638             $ 11,930
                                                                   ==========           ==========            =========

** Included in Electronics accruals is $4,111 of accrued sales incentives acquired from Recoton (Note 11).

(4)  Supplemental Cash Flow Information

The  following  is  supplemental   information   relating  to  the  consolidated
statements of cash flows:


                                     Nine Months Ended
                                  --------------------------
                                    August 31,  August 31,
                                     2002         2003
                                     ------     -------

Cash paid during the period:
  Interest (excluding bank charges)   $  951   $1,420
  Income taxes                           878    3,171

During the nine months ended August 31, 2002 and August 31, 2003, the Company recorded a net unrealized holding gain (loss) relating to available-for-sale marketable securities, net of deferred taxes, of $(327) and $135, respectively, as a component of accumulated other comprehensive loss.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(5)  Net Income Per Common Share

     A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:


                                                    Three Months Ended                  Nine Months Ended
                                                        August 31,                     August 31,
                                                  2002             2003          2002                 2003
                                            --------------   --------------   --------------   --------------
                                            (As Restated)                     (As Restated)
Net income (numerator for basic
     income per share)                      $        2,618   $          647   $        1,034   $        3,930
                                            ==============   ==============   ==============   ==============
  Weighted average common shares
     (denominator for basic income per
     share)                                     21,947,573       21,840,621       21,960,652       21,836,241
  Effect of dilutive securities:
     Employee stock options and stock
         warrants                                   35,230          261,128           37,240          163,991
                                            --------------   --------------   --------------   --------------

  Weighted average common and
     potential common shares
     outstanding (denominator for
     diluted income per share)                  21,982,803       22,101,749       21,997,892       22,000,232
                                            ==============   ==============   ==============   ==============

  Net income per common share (basic):
     Income before cumulative effect of
         a change in  accounting for
         negative goodwill                  $         0.12   $         0.03   $         0.04   $         0.18
     Cumulative effect of a change in
         accounting for negative goodwill              --               --              0.01               --
                                            --------------   --------------   --------------   --------------
  Net income per common share               $         0.12  $          0.03   $         0.05   $         0.18
                                            ==============   ==============   ==============   ==============

  Net income per common share (diluted):
     Income before cumulative effect of
         a change in accounting for
         negative goodwill                  $         0.12   $         0.03   $         0.04   $         0.18
     Cumulative effect of a change in
         accounting for negative goodwill              --               --              0.01               --
                                            --------------   --------------   --------------   --------------
  Net income per common share               $         0.12  $          0.03   $         0.05   $         0.18
                                            ==============   ==============   ==============   ==============

     Stock options and warrants totaling 2,457,200 and 2,551,367 for the three and nine months ended August 31, 2002, respectively, and 1,588,200 and 1,864,188 for the three and nine

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     months ended August 31, 2003, respectively, were not included in the net income per common share calculation because their effect would have been anti-dilutive.

(6)  Comprehensive Income (Loss)

     The accumulated other comprehensive loss of $5,018 and $4,391 at November 30, 2002 and August 31, 2003, respectively, on the accompanying consolidated balance sheets is the net accumulated unrealized loss on the Company's available-for-sale investment securities of $599 and $379 at November 30, 2002 and August 31, 2003, respectively, and the accumulated foreign currency translation adjustment of $4,419 and $4,012 at November 30, 2002 and August 31, 2003, respectively.

     The Company's total comprehensive income (loss) was as follows:


                                             Three Months Ended     Nine Months Ended
                                                 August 31,            August 31,
                                            2002           2003     2002           2003
                                           ------         ------    ------         -----

                                         (As Restated)            (As Restated)

  Net income                                 $ 2,618    $   647    $ 1,034    $ 3,930
  Other comprehensive income (loss):
     Foreign currency translation
         adjustments                             353     (1,112)       752        406
     Unrealized gain (loss) on securities:
         Unrealized holding gain (loss)
             arising during period, net of
             tax                                (113)       127       (527)       220
                                             -------    -------    -------    -------
  Other comprehensive loss, net of tax           240       (985)       225        626
                                             -------    -------    -------    -------
  Total comprehensive income (loss)          $ 2,858    $  (338)   $ 1,259    $ 4,556
                                             =======    =======    =======    =======

     The change in the net unrealized gain (loss) arising during the periods presented above are net of tax provision (benefit) of $(70) and $78 for the three months ended August 31, 2002 and August 31, 2003, respectively, and $(327) and $135 for the nine months ended August 31, 2002 and 2003, respectively.

     Included in foreign currency translation adjustments for the three and nine months ended August 31, 2002 are translation adjustments of $285 and $107, respectively, related to the translation Company's operations in Venezuela. Included in foreign currency translation adjustments for the three and nine months ended August 31, 2003 are translation adjustments of $(20) and $(33), respectively, related to the translation of the Company's operations in Venezuela. On January 22, 2003, and as a result of the National Civil Strike, the Venezuelan government suspended trading of the Venezuelan Bolivar and set the currency at a stated

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     government rate. Accordingly, until further guidance is issued, the Company's 80%-owned Venezuelan subsidiary will translate its financial statements utilizing the stated government rate.

     Included in foreign currency translation adjustments for the three and nine months ended August 31, 2003 are translation adjustments of $1,138 related to the Company's operations in Germany (Note 11).

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

     The Company evaluates performance of the segments based upon income before provision for income taxes and minority interest. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the three and nine months ended August 31, 2002 and August 31, 2003, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. Segment identifiable assets are those which are directly used in or identified to segment operations.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES


                                                                           Consolidated
                                  Wireless     Electronics   Corporate           Totals
Three  Months Ended
August 31, 2002 - As Restated

  Net sales                        $ 197,310    $ 104,682         --      $ 301,992
  Intersegment sales (purchases)        (302)         302         --           --
  Pre-tax income (loss)                  114        7,891    $  (3,020)       4,985

  Three  Months Ended
  August 31, 2003

  Net sales                        $ 130,583    $ 135,239         --      $ 265,822
  Intersegment sales (purchases)         118         (118)        --           --
  Pre-tax income (loss)               (2,609)       8,858    $  (3,807)       2,442

  Nine Months Ended
  August 31, 2002 - As Restated

  Net sales                        $ 516,601    $ 266,927         --      $ 783,528
  Intersegment sales (purchases)        (286)         286         --           --
  Pre-tax income (loss)              (15,524)      14,567    $   6,168        5,211
  Total assets                       291,584      182,102       67,721      541,407
  Goodwill, net                         --            622        4,602        5,224

  Nine Months Ended
  August 31, 2003

  Net sales                        $ 536,253    $ 327,397         --      $ 863,650
  Intersegment sales (purchases)        --           --           --           --
  Pre-tax income (loss)                2,126       16,610    $ (10,310)       8,426
  Total assets                       129,742      259,803       68,258      457,803
  Goodwill, net                         --          2,907        4,602        7,509

(8)  Income Taxes

     Quarterly tax provisions are generally based upon an estimated annual effective tax rate per taxable entity, including evaluations of possible future events and transactions, and are subject to subsequent refinement or revision. When the Company is unable to estimate a part of its annual income or loss, or the related tax expense or benefit, the tax expense or benefit applicable to that item is reported in the interim period in which the income or loss occurs. For the three months ended August 31, 2003, the Wireless Group increased its gross deferred tax assets by incurring additional losses. This resulted in an increase to the valuation allowance and an increase in the Company's effective tax rate for the period. During the nine months ended August 31, 2003, the Wireless Group utilized certain of its gross deferred tax assets (including net operating losses and other deferred assets), therefore, the valuation

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     allowance related to those utilized deferred tax assets has been removed, which resulted in a decrease in the Company's effective tax rate for the period.

     A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for (recovery of) income taxes is as follows:


                                             Three Months Ended                              Nine Months Ended
                                               August 31,                                        August 31,
                              ---------------------------------------------    ----------------------------------------------
                                       2002                  2003                    2002                    2003
                                      ------                 ------                 ------                  -----
                                   (As Restated)                                  (As Restated)

Tax provision at Federal
     statutory rate             $ 1,745     35.0%      $   855      35.0%      $ 1,824     35.0%     $ 2,950    35.0%
  State income taxes, net of
     Federal benefit                 79      1.6           554      22.7           642     12.3          980    11.6
  Increase (decrease) in
     beginning-of-the-year
     balance of the valuation
     allowance for deferred
     tax assets                     100      2.0           973      39.8           498      9.6          (32)   (0.4)
  Foreign tax rate
     differential                   713     14.3           278      11.4         1,203     23.1          683     8.1
  Non-deductible items               53      1.1           236       9.7         1,279     24.5          317     3.8
  Other, net                       (274)    (5.5)         (290)    (11.9)         (210)    (4.0)        (334)   (3.9)
                                -------   -------      -------    ------        -------   -----       -------  ----
                                $ 2,416     48.5%      $ 2,606     106.7%      $ 5,236    100.5%      $ 4,564   54.2%
                                =======   =======      =======     ======      =======    =====       =======  =====

     Other is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items.

     Effective May 29, 2002, the Company's ownership in the Wireless Group was decreased to 75%. As such, the Company now files two consolidated U.S. Federal Tax Returns, one for the Wireless Group and one for the Electronics Group.

     The effective tax (recovery) rate for the three and nine months ended August 31, 2003, was 106.7% and 54.2%, respectively, compared to last year's 48.5% and 100.5% for the comparable periods. During the three and nine months ended August 31, 2002, the Company experienced a high effective tax rate due to the impact of certain non-deductible items including a bonus payment and the mix of foreign and domestic earnings. During the three months ended August 31, 2003, the unprofitability of Wireless resulted in an increased effective rate since Wireless' losses did not provide any benefit. During the nine months

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     ended August 31, 2003, Wireless was slightly profitable, resulting in a decrease to the Company's effective tax rate since Wireless' losses offset such income.

     The net change in the total valuation allowance for the three and nine months ended August 31, 2003, was an increase of $973 and a decrease of $32, respectively. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances for net operating loss carryforwards as well as other deferred tax assets of the Wireless Group. Based on the Electronics Group's ability to carry back future reversals of deductible temporary differences to taxes paid in current and prior years and the Electronics Group's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Electronics Group will realize the benefit of the net deferred tax assets existing at August 31, 2003.

(9)  Product Warranties

     The Company generally warrants its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns for products. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. Warranty expense for the three months ended August 31, 2002 and 2003 were $2,857 and $3,497, and $6,886 and $8,381 for the nine months ended August 31, 2002 and 2003, respectively.

     The  following  table  provides  the  changes  in  the  Company's   product
     warranties and product repair costs for 2003:


                                     Three Months     Nine Months
                                          Ended       Ended
                                           August 31, 2003
                                       ----------------------

  Opening balance                      $ 16,890    $ 15,410
  Liabilities accrued for warranties
       issued during the period           3,497       8,381
  Warranty claims paid during the
       period                            (1,802)     (5,206)
                                       --------    --------
  Ending balance at August 31, 2003    $ 18,585    $ 18,585
                                       ========    ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(10) Financing and Factoring Arrangements

     Financing Arrangements

     The Company maintains a revolving credit agreement with various financial institutions which expires July 27, 2004. As of November 30, 2002, the credit agreement provided for $250,000 of available credit (which was subsequently amended on March 13, 2003 to provide $200,000 of available credit). On June 26, 2003, the credit agreement was amended to provide for $150,000 of available credit.

     The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. The June 26, 2003 amendment also amended certain limitations on indebtedness, liens, guarantee obligations, sales of assets and investments, loans and advances.

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

     Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in domestic bank obligations outstanding at May 31, 2003 of $0. The Company subsequently obtained a waiver for the November 30, 2002 and February 28, 2003 violations. The Company was in compliance with all its bank covenants at August 31, 2003. While the Company has historically been able to obtain waivers for such violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with other credit facilities.

     Factoring Arrangements

     The Company has available a 16,000 Euro factoring arrangement with a German financial institution for its recently acquired German operations. Selected accounts receivable are purchased from the Company on a non-recourse basis at 80% of face value and payment of

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     the remaining 20% upon receipt from the customer of the balance of the receivable purchased. The Company pays 0.4% of its gross sales as a fee for this arrangement. The rate of interest is Euribor plus 2.5%.

(11) Business Acquisitions

     Code Systems

     On March 15, 2002, Code Systems, Inc. (Code), a wholly-owned subsidiary of Audiovox Electronics Corp., purchased certain assets of Code-Alarm, Inc., an automotive security product company. The Company accounted for the transaction in accordance with the purchase method of accounting. As a result of the transaction, goodwill of $2,537 was recorded. The purchase price allocation for Code Systems is final.

     Recoton Audio Group

     On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, acquired (i) certain accounts receivable, inventory and trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton Corporations Italian, German and Japanese subsidiaries, for approximately $42.3 million in cash, including estimated transaction costs of $1.9 million. The primary reason for this transaction was to expand the product offerings of Audiovox Electronics Corp. and to obtain certain long-standing trademarks such as Jensen, Acoustic Research and others.The Company also acquired an obligation with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH. This obligation is secured by the acquired company's accounts receivable and inventory.

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.

     The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations ("SFAS No. 141"). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:


Assets acquired:
       Accounts receivable                              $12,291
       Inventory                                         21,979
       Other current assets                               4,014
       Property, plant and equipment                      2,201
       Trademarks                                        10,303
                                                        -------
           Total assets acquired                         50,788
                                                        -------

  Liabilities assumed:
       Accounts payable and other current liabilities     6,721
       Long-term debt                                     3,776
       Other non-current liabilities                        243
                                                        -------
           Total liabilities assumed                     10,740
                                                        -------
       Cash paid, net of cash acquired                  $40,048
                                                        =======

     The excess of the estimated purchase price over the fair value of assets and liabilities acquired of $10,303 has been preliminarily allocated to trademarks, with an indefinite useful life. The actual allocation of purchase price to assets and liabilities acquired will be dependent upon the final valuation study.

     Subsequent to July 8, 2003, the Company sold accounts receivable, inventory and trademark ($524, $816 and $2,260, respectively) attributable to the marine products division of the Group based upon their estimated fair values. The sale of the marine division assets is required since the Company is precluded from selling marine products as a result of its joint venture agreement with Audiovox Specialized Applications, Inc. (ASA), an equity investee of the Company.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     The following proforma financial information for the year ended November 30, 2002 represents the combined results of the Company's operations and acquisition as if the acquisition had occurred at the beginning of the year of acquisition. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.


                                  Fiscal                    2003
                               ------------    ---------------------------------
                                                                Third
                                                                Quarter
                                                 Third          Year-to-
                                   2002          Quarter         Date
                               ------------    -----------    -----------

  Revenue                      $ 1,305,212    $   271,592    $   904,039
  Net loss                         (14,985)        (1,524)       (11,269)
  Net loss per share-diluted   $     (0.69)   $     (0.07)   $     (0.51)

(12) Intangible Assets

     Intangible assets consist of patents, trademarks and the excess cost over fair value of equity investments (goodwill). The Company will perform its annual evaluation of intangible assets as of September 30, 2003.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other
     Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

     The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001. As a result of adopting the provisions of SFAS No. 141 and 142, the Company did not record amortization expense relating to its goodwill, which approximated $9,616, during the fiscal year ended November 30, 2002. The Company was not required under SFAS No. 142 to assess the useful life and residual value of its goodwill as the Company's goodwill, at the time of adoption, was equity method goodwill and, as such, will

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     continue to be evaluated for impairment under Accounting Pronouncement Board No. 18, "The Equity Method of Accounting for Investments in Common Stock", as amended.

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

     As of November 30, 2002 and August 31, 2003, the Company had intangible assets subject to amortization of $711 and related accumulated amortization of $711, which pertained to trademarks and patents. There was no amortization expense for intangible assets subject to amortization. As of November 30, 2002, all intangible assets subject to amortization have been fully amortized. Accordingly, the estimated aggregate amortization expense for each of the five succeeding years ending August 31, 2008 amounts to $0.

     As of November 30, 2002 and August 31, 2003, the Company has intangible assets not subject to amortization in the amount of $6,826 and $15,552, the majority of which pertained to Code Alarm and Recoton.

     As of November 30, 2002 and August 31, 2003, the Company had unamortized goodwill in the amount of $6,826 and $7,509, respectively. In accordance with SFAS No. 142, the Company wrote-off its unamortized negative goodwill of $240 as of the date of adoption, which has been reflected in the consolidated statements of income for the nine months ended August 31, 2002 as a cumulative effect of a change in accounting principle.

     The change in carrying amount of goodwill is as follows:

                                                                  Nine Months
                                                                     Ended
                                                                  August 31,
                                                                     2003
                                                             -------------------

Net balance as of November 30, 2002                                   $6,826
Adjustment for certain acquired balance of Code Systems                  683
                                                                      ------
Net Balance as of August 31, 2003                                     $7,509
                                                                      ======

(13) Guarantee of Debt

     During the six months ended May 31, 2003, the Company adopted FIN 45. The Company has guaranteed the borrowings of one of its 50%-owned equity investees (GLM Wireless)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
     at a maximum of $300. The Company guaranteed the debt of GLM beginning in December 1996. The Company has not issued or modified this guarantee after December 31, 2002. In accordance with FIN 45, this guarantee has not been reflected on the accompanying consolidated financial statements. The Company does not have any contractual recourse provisions that would enable the Company to recover any amounts paid under the guarantee. No assets are held by the Company as collateral that the Company could obtain and liquidate to recover all or a portion of the amounts paid under the guarantee.

(14) Employee Stock-Based Compensation

     The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.


                                             Three Months Ended       Nine Months Ended
                                                 August 31,              August 31,
                                           -----------------------  --------------------
                                                2002       2003     2002         2003
                                                ----       ----     ----         ----
                                            (As Restated)        (As Restated)

  Net income, as reported                      $ 2,618    $   647   $ 1,034    $ 3,930

  Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all awards,
     net of related tax effects                   (303)      --        (908)      --
                                               -------    -------   -------    -------
  Pro forma net income                         $ 2,315    $   647   $   126    $ 3,930
                                               =======    =======   =======    =======
Net income per common share:
   Basic - as reported                         $  0.12    $0.03     $  0.05    $  0.18
   Basic - pro forma                           $  0.11    $0.03     $  0.01    $  0.18
   Diluted - as reported                       $  0.12    $0.03     $  0.05    $  0.18
   Diluted - pro forma                         $  0.11    $0.03     $  0.01    $  0.18

(15) New Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement 123, "Accounting for Stock- Based Compensation". Additionally, Statement 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of Statement 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company has adopted the disclosure portion of this statement for the quarter beginning March 1, 2003, as required. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

     The FASB also recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress on the issuance of this standard.

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

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

     46, as revised, must be applied for the first interim or annual period ending after December 15, 2003. Accordingly, the Company will adopt this provision of FIN 46 during the quarter ended February 28, 2004. The adoption of FIN 46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial condition or results of operations.

     In August 2003, the EITF reached a final consensus regarding Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software". EITF 03-5 involves whether non-software deliverables included in an arrangement that contains software that is more-than-incidental to the products or services as a whole are included with the scope of SOP 97-2 "Software Revenue Recognition". The Company is currently evaluating the impact of this new pronouncement.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

(16) Other

     Legal Proceedings

     The Company had been the subject of an administrative agency investigation involving alleged reimbursement of a fixed nominal amount of federal campaign contributions during the years 1995 and 1996. During the third quarter of 2003, the Company entered into a Conciliation Agreement and paid a civil penalty in the amount of $620.

     Venezuela

     During the third quarter, a certain Venezuelan employee, who is also a minority shareholder in Audiovox Venezuela, submitted a claim to the Venezuela Labor Court for severance compensation of approximately $560. The Court approved the claim and it was paid and expensed by Audiovox Venezuela in the third quarter. The Company is challenging the payment of this claim and will seek reimbursement from the Venezuelan shareholder or the Company's insurance carrier.

(17) Subsequent Event

     On September 2, 2003, the Company's subsidiary, Audiovox Europe Holdings GmbH, borrowed 12 million Euros under a new term loan agreement. The term loan agreement was entered into on August 29, 2003. This agreement was for a 5 year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. The term loan matures on August 30, 2008. Payments are due in 60 installments and interest accrues at (i) 2.75% over the Euribor rate for the Tranche A and (ii) 3.5% over the Euribor rate for Tranche B. Any amount repaid may not be reborrowed. The term loan becomes immediately due and payable if a change of control occurs without permission of the financial institution.

     Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox Europe Holdings
     GmbH. and on all brands and trademarks of the Audiovox Europe Holdings Group. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox Europe Holdings. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company markets its products under the Audiovox brand name and others, such as Jensen , Acoustic Research and Advent, as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics. Wireless consists of Audiovox Communications Corp. (ACC), a 75%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and carriers overseas. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service. Quintex also receives residual fees and activation commissions from the carriers. Residuals are paid by the carriers based upon a percentage of usage of customers activated by Quintex for a period of time (1-5 years). Quintex also sells a small volume of electronics products not related to wireless which are categorized as "other".

     The Electronics Group consists of four wholly-owned subsidiaries: Audiovox Electronics Corporation (AEC), American Radio Corp., Code Systems, Inc. (Code) and Audiovox Europe Holdings GmbH. (Audiovox Europe) and three majority-owned subsidiaries: Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings
(M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets, both domestically and internationally, automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios, in-vehicle video systems, flat-screen televisions, DVD players and navigation systems. Sales are made through an extensive distribution network of mass merchandisers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis. American Radio Corp. is also involved on a limited basis in the wireless marketplace. Wireless related sales are categorized as "other".

     The Company allocates interest and certain shared expenses to the marketing groups based upon both actual and estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.


Restatement of Consolidated Financial Statements

     As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company has restated its consolidated financial statements for fiscal 2000, 2001 and the first three quarters of fiscal 2002. These restatement adjustments are the result of the misapplication of generally accepted accounting principles. In addition, the Company has reclassified certain expenses from operating expenses to cost of sales for the three and nine months ended August 31, 2002.

     The net effect of the restatement adjustments on net income for the three and nine months ended August 31, 2002 is as follows:


                                                                    August 31, 2002
                                                           -----------------------------
                                                            Three Months  Nine Months

  Increase (decrease) in income before cumulative effect
     of a change in accounting for negative goodwill         $   751         $(1,339)
  Increase (decrease) in net income                              751          (1,339)
  Increase (decrease) in net income per common share -
     diluted                                                 $  0.04         $ (0.06)

     The following table provides additional  information  regarding the effects
     The following table provides additional information regarding the effects of restatement adjustments on the Company's net income (loss) for the three and nine months ended August 31, 2002:


                                 (In Thousands)
                                                                  Increase
                                                                 (Decrease)
                                                               August 31, 2002
                                                  -----------------------------
                                                    Three Months     Nine Months

Restatement adjustments:
  Timing of revenue                                 $   405         $  (103)
  Litigation                                            757             427
  Foreign currency translation                         (157)         (1,491)
  Inventory pricing                                      35             420
  Sales incentives                                      154             847
  Gain on the issuance of subsidiary shares            --            (1,556)
  Operating expense reclassification to cost of
     sales (1)                                         --               --
                                                    -------         -------
     Total adjustment to increase (decrease) pre-
        tax income                                    1,194          (1,456)
  (Provision for) recovery of income taxes              398            (203)
  Minority interest (2)                                 (45)            (86)
                                                    -------         -------
  Total increase (decrease) on net income           $   751         $(1,339)
                                                    =======         =======

(1) This adjustment represents a reclassification of warehousing and technical support and general and administrative costs (which are components of operating expenses) to cost of sales. This reclassification did not have any effect on previously reported net income for the three and nine months of fiscal 2002.

(2) The adjustment reflects the impact of the restatement adjustments on minority interest.

     The following discussion addresses each of the restatement adjustments for the corrections of accounting errors and the reclassification adjustment.

(a) Timing of revenue. During the three and nine months ended August 31, 2002, the Company understated net sales by $10,472 and overstated net sales by $1,886, respectively, as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers. SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is in this situation when the product was delivered to the customer's site). Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer's site. In addition, during the three and nine months ended August 31, 2002, gross profit was understated by $535 and overstated by $126, respectively, and operating expenses were understated by $130 and overstated by $23, respectively.

(b) Litigation. During the three and nine months ended August 31, 2002, the Company overestimated its provisions for certain litigation matters, thereby overstating cost of sales by $457 and $978, respectively. Also, the Company understated operating expenses by $0 and $497 for the three and nine months ended August 31, 2002, respectively as a result of not recording a settlement offer in the period the Company offered it.

     During the three and nine months ended August 31, 2002, the Company overstated operating expenses by $300 and understated operating expenses by $54, respectively as a result of inappropriately deferring costs related to an insurance claim. The Company's insurance company refused to defend the Company against a legal claim made against the Company. The Company took legal action against the insurance company and was unsuccessful. The Company was improperly capitalizing costs that were not probable of recovery.

(c) Foreign currency translation. During the three and nine months ended August 31, 2002, the Company did not properly account for a change in accounting for its Venezuelan subsidiary as operating in a non-highly inflationary economy. In prior periods, Venezuela was deemed to be a highly-inflationary economy in accordance with certain technical accounting pronouncements. Effective January 1, 2002, it was deemed that Venezuela should cease to be considered a highly-inflationary economy, however, the Company did not account for this change. The Company incorrectly recorded the foreign currency translation adjustment in other income rather than as other comprehensive income. As a result, the Company understated other expenses, net, by $247and $1,674 for the three and nine months ended August 31, 2002, respectively. Also, the Company overstated operating expenses by $90 and $183 for the three and nine months ended August 31, 2002, respectively.

(d) Inventory pricing. For the three and nine months ended August 31, 2002, the Company overstated cost of sales related to an inventory pricing error that occurred at its Venezuelan subsidiary. The Company was not properly pricing its inventory at the lower of cost or market in accordance with generally accepted accounting principles. As a result, the Company overstated cost of sales by $35 and $420 for the three and nine months ended August 31, 2002, respectively.

(e) Sales incentives. During the three and nine months ended August 31, 2002, the Electronics segment underestimated accruals for additional sales incentives (other trade allowances) that were not yet offered to its customers. As a result, for the three and nine months ended August 31, 2002, the Company understated net sales by and nine months ended August 31,

     2002, the Company understated net sales by $288 and $292, respectively.

     Furthermore, during the three and nine months ended August 31, 2002, the Electronics segment was also not reversing earned and unclaimed sales incentives (i.e., cooperative advertising, market development and volume incentive rebate funds) upon the expiration of the established claim period. As a result, for the three and nine months ended August 31, 2002, the Company understated (overstated) net sales by $(134) and $555, respectively.

(f) Income taxes. Income taxes were adjusted for the restatement adjustments discussed above for each period presented.

     The Company also applied income taxes to minority interest amounts during the three and nine months ended August 31, 2002. As a result of these adjustments, the Company understated (overstated) the provision for income taxes by $398 and $(203) for the three and nine months ended August 31, 2002, respectively.

(g) Operating expense reclassification. The Company reclassified certain costs as operating expenses, which were included as a component of warehousing and technical support and general and administrative costs, which should have been classified as a component of cost of sales. The effect of this reclassification for the three and nine months ended August 31, 2002 was to understate cost of sales and overstate operating expenses by $5,292 and $15,488, respectively. This reclassification did not have any effect on previously reported net income or loss for any period presented herein. This reclassification reduced gross margin by 1.8 and 1.9 percentage points for the three and nine months ended August 31, 2002, respectively.

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

     The following represents the effect of the restatement and reclassification adjustments in the consolidated statements of income for the three months ended August 31, 2002:


                                                                                   Fiscal 2002
                                                                        For the Quarter Ended August 31,
                                                    -------------------------------------------------------------------------
                                                                          Restatement       Reclassification
                                                      As Reported         Adjustments          Adjustments     As Restated

Net sales                                               $  291,367      $  10,625 (1)(7)               -          $  301,992
Cost of sales                                              259,791          9,441 (1)(5)(6)  $     5,292 (2)         274,524
                                                        -----------     ----------           ------------         ----------

Gross profit                                                31,576          1,184                 (5,292)             27,468
                                                        -----------     ----------           ------------         ----------

Operating expenses:
   Selling                                                   7,486             11 (1)                  -               7,497
   General and administrative                               13,208           (372)(1)(4)(5)         (150)(2)          12,686
   Warehousing and technical support                         6,138            104 (1)(4)          (5,142)(2)           1,100
                                                        -----------     ----------           ------------         ----------
        Total operating expenses                            26,832           (257)                (5,292)             21,283
                                                        -----------     ----------           ------------         ----------
Operating income                                             4,744          1,441                      -               6,185

Total other expense, net                                      (953)          (247)(4)                  -              (1,200)
                                                        -----------     ----------           ------------         -----------

Income before provision for income taxes and
   minority interest                                         3,791          1,194                      -               4,985
Provision for income taxes                                   2,018            398 (3)                  -               2,416
Minority interest                                               94            (45)(8)                  -                  49
                                                        -----------     ----------           ------------         -----------

Net income                                              $    1,867      $     751                      -          $    2,618
                                                        ===========     ==========           ============         ===========

Net income per common share (basic)                     $     0.09      $    0.03                      -           $    0.12
                                                        ===========     ==========           ============          ===========

Net income per common share (diluted)                   $     0.08      $    0.04                      -          $     0.12
                                                        ===========     ==========           ============         ===========

Weighted average number of common shares
   outstanding (basic)                                  21,947,573                                                21,947,573
                                                        ===========                                               ===========
Weighted average number of common shares
   outstanding (diluted)                                21,982,803                                                21,982,803
                                                        ===========                                               ===========


(1)  Amounts reflect adjustments for (a) timing of revenue.
(2)  Amounts reflect adjustments for (g) operating expense reclassification.
(3)  Amounts reflect adjustments for (f) income taxes.
(4)  Amounts reflect adjustments for (c) foreign currency translation.
(5)  Amounts reflect adjustments for (b)litigation.
(6)  Amounts reflect adjustments for (d) inventory pricing.
(7)  Amounts reflectadjustments for (e) sales incentives.
(8)  Amount reflects impact of the restatement adjustments on minority interest.

     The following represents the effect of the restatement and reclassification adjustments in the consolidated statements of income for the nine months ended August 31, 2002:


                                                                           Fiscal 2002
                                                               For the Nine Months Ended August 31,
                                            --------------------------------------------------------------------------
                                                                 Restatement          Reclassification
                                              As Reported (a)    Adjustments             Adjustments    As Restated
                                              -----------        -----------             -----------    -----------

Net sales                                       $  784,567        $ (1,039) (1)(9)               -       $  783,528
Cost of sales                                      711,350          (3,154) (1)(5)(6)     $ 15,488 (2)      723,684
                                                -----------        ---------              ---------      -----------

Gross profit                                        73,217           2,115                 (15,488)          59,844
                                                -----------        ---------              ---------      -----------

Operating expenses:
   Selling                                          21,870              (1)(1)                   -           21,869
   General and administrative                       39,716             415 (1)(4)(5)          (438)(2)       39,692
   Warehousing and technical support                17,873             (66)(1)(4)          (15,050)(2)        2,757
                                                -----------        ---------              ---------      -----------

      Total operating expenses                      79,459             347                 (15,488)          64,318
                                                -----------        ---------              ---------      -----------
Operating income (loss)                             (6,242)          1,768                       -           (4,474)

Total other income (expense), net                   12,909          (3,224) (4)(8)               -            9,685
                                                -----------        ---------              ---------      -----------

Income (loss) before provision for (recovery
  of) income taxes, minority interest
  and before cumulative effect of a change
  in accounting for negative goodwill                6,667          (1,456)                      -            5,211
Provision for (recovery of) income taxes             5,439            (203)  (3)                 -            5,236
Minority interest                                      905             (86)  (9)                 -              819
                                                -----------        ---------              ---------      -----------

Income (loss) before cumulative effect of a
   change in accounting for negative
   goodwill                                          2,133          (1,339)                                     794
Cumulative effect of a change in
   accounting for negative goodwill                    240               -                       -              240
                                                -----------       ---------               ---------      -----------
Net income (loss)                               $    2,373        $ (1,339)                      -       $    1,034
                                                ===========       =========               =========      ===========

Netincome (loss) per common share (basic)
  before cumulative effect of a change
   in accounting for negative
   goodwill                                    $      0.10        $  (0.06)                      -       $     0.04
   Cumulative effect of a change in
     accounting for negative goodwill                 0.01               -                       -       $     0.01
                                                ----------        --------                ---------      -----------
Net income (loss) per common share
   (basic)                                      $     0.11        $  (0.06)                      -       $     0.05
                                                ===========       ==========              =========      ===========





                                                                           Fiscal 2002
                                                               For the Nine Months Ended August 31,
                                            --------------------------------------------------------------------------
                                                                     Restatement       Reclassification
                                              As Reported (a)        Adjustments          Adjustments    As Restated
                                              -----------            -----------          -----------    -----------

Netincome (loss) per common share (diluted)
  before cumulative effect of a
   change in accounting for negative
   goodwill                                    $      0.10        $  (0.06)                      -       $     0.04
   Cumulative effect of a change in
     accounting for negative goodwill                 0.01               -                       -       $     0.01
                                                ----------        --------                ---------      -----------
Net income (loss) per common share
   (diluted)                                    $     0.11        $  (0.06)                      -       $     0.05
                                                ===========       ==========              =========      ===========

Weighted average number of common
   shares outstanding (basic)                   21,960,652                                               21,960,652
                                                ===========                                              ===========


Weighted average number of
   common shares outstanding
   (diluted)                                    22,000,232                                               22,000,232
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

As a result of the restatement for the quarter ended August 31, 2002, cash provided by operating activities was decreased $779 and cash provided by investing activities was increased $779. There has not been any change to cash used in financing activities.


Critical Accounting Policies

     As disclosed in the annual report on Form 10-K for the fiscal year ended November 30, 2002, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; accounts receivable; sales incentives; inventory; warranties and income taxes. Since November 30, 2002, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

Results of Operations

     The following table sets forth for the periods indicated certain statements of income data for the Company expressed as a percentage of net sales:

                                              Percentage of Net Sales
                                      Three Months Ended     Nine Months Ended
                                    ------------------------------------------------
                                      August 31,  August 31,  August 31, August 31,
                                        2002      2003        2002       2003
                                        ------    ------      ------     -----
                                     (As Restated)        (As Restated)
  Net sales:
     Wireless
          Wireless products               63.0%     47.5%     63.2%     60.5%
          Activation commissions           2.1       1.4       2.5       1.4
          Residual fees                    0.1       0.2       0.2       0.1
          Other                            0.1        --       0.1       --
                                         -----     -----     -----     -----
             Total Wireless               65.3      49.1      65.9      62.1
                                         -----     -----     -----     -----
       Electronics
          Mobile electronics              22.9      29.4      21.3      23.6
          Consumer electronics             6.9      13.8       7.1       9.4
          Sound                            4.9       7.5       5.6       4.9
          Other                            --        0.1       0.1       --
                                         -----     -----     -----     -----
             Total Electronics            34.7      50.9      34.1      37.9
                                         -----     -----     -----     -----
             Total net sales             100.0     100.0     100.0     100.0
                                         -----     -----     -----     -----
  Cost of sales                           90.9      89.6      92.4      90.8
                                         -----     -----     -----     -----
  Gross profit                             9.1      10.4       7.6       9.2
  Selling                                  2.5       3.2       2.8       2.8
  General and administrative               4.2       5.7       5.1       4.7
  Warehousing and technical support        0.4       0.5       0.4       0.5
                                         -----     -----     -----     -----
          Total operating expenses         7.0       9.4       8.2       7.9
                                         -----     -----     -----     -----
  Operating income (loss)                  2.1       0.9      (0.6)      1.2
  Interest and bank charges               (0.2)     (0.4)     (0.3)     (0.4)
  Equity in income in equity
       investments                         0.2       0.4       0.2       0.2
  Gain on issuance of subsidiary
       shares                              --        --        1.8       --
  Other, net                              (0.4)     (0.1)     (0.5)     (0.1)
                                         -----     -----     -----     -----
  Income before provision for income
       taxes                               1.7       0.8       0.7       0.9
  Provision for income taxes               0.8       0.9       0.7       0.5
  Minority interest                        --        0.3       0.1       --
  Change in accounting principle           --        --        --        --
                                         -----     -----     -----     -----
  Net income                              0.9 %     0.2 %     0.1 %     0.4 %
                                         =====     =====     =====     =====

Consolidated Results
Three months ended August 31, 2002 compared to three months ended August 31,
2003

     The net sales and percentage of net sales by marketing group and product line for the three months ended August 31, 2002 and August 31, 2003 are reflected in the following table:


                                                                            Three Months Ended
                                                       -------------------------------------------------------------
                                                             August 31, 2002                 August 31, 2003
                                                             ---------------                 ---------------
                                                              (As Restated)
Net sales:

   Wireless
       Wireless products                                     $ 190,374     63.0%           $126,312        47.5%
       Activation commissions                                    6,206      2.1               3,843         1.4
       Residual fees                                               352      0.1                 576         0.2
       Other                                                       378      0.1                (148)         -
                                                             ---------    --------         ---------      ----
         Total Wireless                                        197,310     65.3             130,583        49.1
                                                             ---------    --------         ---------      -----

     Electronics
        Mobile electronics                                      69,041     22.9              78,292        29.4
        Consumer electronics                                    20,845      6.9              36,857        13.8
        Sound                                                   14,796      4.9              19,945         7.5
        Other                                                      -         -                  145         0.1
                                                             ----------   -----            ---------      -----
           Total Electronics                                   104,682     34.7             135,239        50.9
                                                            ----------    --------         ---------      -----
           Total                                             $ 301,992    100.0%           $265,822       100.0 %
                                                             =========    ======           =========      =======

     Net sales for the three months ended August 31, 2003 were $265,822, a 12.0% decrease from net sales of $301,992 in 2002.

     Wireless Group sales were $130,583 for the three months ended August 31, 2003, a 33.8% decrease from sales of $197,310 in 2002. Unit sales of wireless handsets decreased 32.5% to approximately 816,000 units for the three months ended August 31, 2003 from approximately 1,208,000 units in 2002. This decrease was attributable to the lack of new product introductions. The average selling price of the Company's handsets decreased to $145 per unit for the three months ended August 31, 2003 from $151 per unit in 2002 due to the product sales being composed primarily of low-end models with lower selling prices.

     Electronics Group sales were $135,239 for the three months ended August 31, 2003, a 29.2% increase from sales of $104,682 in 2002. This increase was in all product lines. Although sound sales increased as a result of Audiovox Europe Holdings, the marketplace for fully-featured sound systems overall being incorporated into vehicles at the factory rather than being sold in the aftermarket is declining. This declining trend in sound systems is expected to continue except in the satellite radio product line and may also be favorably impacted by the recent Recoton acquisition in the speaker and amplifier product lines. Sales by the Company's international subsidiaries increased 56.7% for the three months ended August 31, 2003 to approximately $8,061 due to the sales of

Audiovox Europe, as a result of the Recoton acquisition, during the quarter of $6,131. This was partially offset by declines in sales in Malaysia of 59.9% and Venezuela of 63.2%. The decrease in Venezuela was due to the temporary shutdown of the operations attributable to political and economic instability, while the decrease in Malaysia is a result of lower OEM sales.

     Gross profit margin for the three months ended August 31, 2003 was 10.5%, compared to 9.1% in 2002. Margins in the Wireless Group were 3.9% compared to 4.4% in 2002. Margins in the Electronics Group were 16.8% compared to 18.0% in 2002. Even though margins are down in both Groups, the change in the mix of sales between Wireless and Electronics has affected the consolidated margins in a favorable way. The Electronics Group was a larger portion of the sales in 2003 and, since their products carry higher margins, it offset the decline in Wireless. Trends will be discussed in further detail in each individual marketing group MD&A discussion.

     Operating expenses increased $4,098 to $25,381 for the three months ended August 31, 2003, compared to $21,283 in 2002. As a percentage of net sales, operating expenses increased to 9.5% for the three months ended August 31, 2003 from 7.0% in 2002. Major components of the increase in operating expenses were in salesmen salaries, advertising, executive and office salaries and employee benefits primarily in the Electronics Group, because of recent acquisitions and general growth in business.

     Net income for the three months ended August 31, 2003 was $647 compared to $2,618 in 2002 (as restated). Earnings per share for the three months ended August 31, 2003 was $0.03, basic and diluted compared to $0.12 for fiscal 2002, basic and diluted (as restated).

Nine months ended August 31, 2002 compared to nine months ended August 31, 2003

     The net sales and percentage of net sales by marketing group and product line for the nine months ended August 31, 2002 and August 31, 2003 are reflected in the following table:


                                                                           Nine Months Ended
                                                 ---------------------------------------------------------------------
                                                         August 31, 2002                    August 31, 2003
                                                         ---------------                    ---------------
                                                          (As Restated)

Net sales:

     Wireless
        Wireless products                                $ 495,077     63.2%               $ 522,198      60.5%
        Activation commissions                              19,674      2.5                   12,455       1.4
        Residual fees                                        1,492      0.2                    1,600       0.1
        Other                                                  358      0.1                       -         -
                                                         ---------    --------             ---------     ----

           Total Wireless                                  516,601     65.9                  536,253      62.1
                                                         ---------    -----                ---------     -----

     Electronics
        Mobile electronics                                 166,631     21.3                  203,488      23.6
        Consumer electronics                                56,002      7.1                   81,114       9.4
        Sound                                               43,651      5.6                   42,417       4.9
        Other                                                  643      0.1                      378        -
                                                         ---------    --------             ---------     ----

           Total Electronics                               266,927     34.1                  327,397      37.9
                                                         ---------    -----                ---------     -----
           Total                                         $ 783,528    100.0%               $ 863,650     100.0%
                                                         =========    ======               =========     ======


     Net sales for the nine months ended August 31, 2003 were $863,650, a 10.2% increase from net sales of $783,528 from 2002.

     Wireless Group sales were $536,253 for the nine months ended August 31, 2003, a 3.8% increase from sales of $516,601 in 2002. Unit sales of wireless handsets decreased 10.2% to approximately 3,115,000 units for the nine months ended August 31, 2003 from approximately 3,468,000 units in 2002. In addition, the average selling price of the Company's handsets increased to $161 per unit for the nine months ended August 31, 2003 from $137 per unit in 2002 as a result of new product introductions in the beginning of the fiscal year. Although unit sales for the first six months showed an increase, the lack of new product in the third quarter was responsible for the decline in unit sales for the nine months.

     Electronics Group sales were $327,397 for the nine months ended August 31, 2003, a 22.7% increase from sales of $266,927 in 2002. This increase was largely due to increased sales in the mobile and consumer electronics product lines. Offsetting some of this increase was a decline in sound sales, which continue to decline given the change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket.

This declining trend in sound systems is expected to continue except in the satellite radio product line and may also be favorably impacted by the recent Recoton acquisition in the speaker and amplifier product lines. Sales by the Company's international subsidiaries decreased 24.5% for the nine months ended August 31, 2003 to approximately $12,680 due to an 82.1% decrease in Venezuela due to the temporary shut-down of the operations attributable to political and economic instability and a 44.0% decrease in Malaysia as a result of lower OEM sales. These decreases were partially offset by the addition of sales by Audiovox Europe of $6,131 during the quarter from the Recoton acquisition.

     Gross profit margin for the nine months ended August 31, 2003 was 9.1%, compared to 7.6% in 2002. This increase in profit margin resulted primarily from an increase in margins in Wireless and a change in the mix of sales to Electronics from Wireless. Wireless margins were 4.9% compared to 2.6% in 2002. Wireless margins were favorably impacted by lower sales incentive costs and lower inventory write-downs. Specifically, inventory write-downs were $1,839 for the nine months ended August 31, 2003 compared to $5,312 for the nine months ended August 31, 2002. Margins for the Electronics Group decreased to 16.0% from 17.2% in 2002 due to lower margins in all product categories as a result of higher sales to larger customers which carry lower margins.

     Operating expenses increased $4,628 to $68,946 for the nine months ended August 31, 2003, compared to $64,318 in 2002. As a percentage of net sales, operating expenses decreased to 8.0% for the nine months ended August 31, 2003 from 8.2% in 2002. Major components of the increase in operating expenses were salaries, employee benefits and advertising, partially offset by a decline in bad debt expense. The operating expenses also reflect two months of operating expenses for Audiovox Europe Holdings.

     Net income for the nine months ended August 31, 2003 was $3,930 compared to $1,034 in 2002 (as restated). Earnings per share for the nine months ended August 31, 2003 was $0.18, basic and diluted compared to $0.05 for fiscal 2002, basic and diluted (as restated).

Wireless Results
Three months ended August 31, 2002 compared to three months ended August 31,
2003

     The following table sets forth for the periods indicated certain statements of operations data for Wireless expressed as a percentage of net sales:


                                                                          Three Months Ended
                                                   -----------------------------------------------------------------
                                                           August 31, 2002                   August 31, 2003
                                                            (As Restated)
Net sales:
     Wireless products                                  $   190,374      96.5%             $ 126,312       96.7%
     Activation commissions                                   6,206       3.1                  3,843        2.9
     Residual fees                                              352       0.2                    576        0.4
     Other                                                      378       0.2                   (148)      (0.1)
                                                        ------------    ------             ----------     ------
         Total net sales                                    197,310     100.0                130,583      100.0

Gross profit                                                  8,594       4.4                  5,108        3.9

Operating expenses
     Selling                                                  2,785       1.4                  2,809        2.2
     General and administrative                               4,566       2.3                  3,972        3.0
     Warehousing and technical support                          791       0.4                    758        0.6
                                                        ------------    ------             ----------    ------

Total operating expenses                                      8,142       4.1                  7,539        5.8
                                                        ------------    ------             ----------    ------

Operating income (loss)                                         452       0.3                 (2,431)      (1.9)
Other expense                                                  (338)     (0.2)                  (178)      (0.1)
                                                        ------------    -------            ----------     ------
Pre-tax income (loss)                                   $       114       0.1 %            $  (2,609)      (2.0)%
                                                        ============    =======            ==========     =======


     Net sales were $130,583 for the three months ended August 31, 2003, a decrease of $66,727, or 33.8%, from 2002. Unit sales of wireless handsets decreased by 392,000 units for the three months ended August 31, 2003, or 32.5%, to approximately 816,000 units from 1,208,000 units in 2002. This decrease was attributable to the lack of new product introductions and the product sales being composed primarily of low-end models with lower selling prices. In addition, there was a $7,718 decrease in sales incentives compared to 2002 as there was not a major 2003 product launch during the quarter as occurred in 2002. These programs are expected to continue, however, and will either increase or decrease based upon competition and customer and market requirements. The average selling price of handsets also decreased to $145 per unit for the three months ended August 31, 2003, from $151 per unit in 2002 as product sales were composed of lower-end models with lower selling prices. Gross profit margins decreased to 3.9% for the three months ended August 31, 2003 from 4.4% in 2002, primarily due to sales of lower priced product offset by a decline in incentive costs and lower inventory write-downs. There were $1,839 inventory write-downs for the three months ended August 31, 2003 compared to $1,982 in 2002. These write-downs were based upon open purchase orders from customers and selling prices as well as indications from our customers based upon current negotiations. As of August 31, 2003, approximately 31,000 of previously written-down units remained in inventory which were valued at approximately $5,100. The Company plans to sell these items to its existing customers during the next year. None of the written down inventory was scrapped. The Company expects that, due to market conditions and customer consolidation, it could experience additional write-downs in the future.

     Gross margins included reimbursements from a vendor for software upgrades on sold inventory of $142 and $20 for the three months ended August 31, 2002 and 2003, respectively. Without these reimbursements, gross margins would have been lower by 0.1% and 0% for the three months ended August 31, 2002 and 2003, respectively. The Company has received price protection of $16,000 and $0 for the three months ended August 31, 2002 and 2003, respectively, from a vendor for certain inventory, of which $7,476 and $0 was recorded as a reduction to cost of sales, as the related inventory was sold. Without this price protection, gross profit margins would have been lower by 3.79% and 0% for the three months ended August 31, 2002 and 2003, respectively. During three months ended August 31, 2003, as compared to the three months ended August 31, 2002, there was a decrease of $7,718 in sales incentives expense due to a lack of new product introductions, net of reversals of $469.

     The Company expects, due to market conditions, customer consolidation and planned introductions of new products, it could experience higher sales incentives expense in the future.

     Operating expenses decreased $603 for the three months ended August 31, 2003 from 2002. However, as a percentage of net sales, operating expenses increased to 5.8% during three months ended August 31, 2003, compared to 4.1% in 2002. Selling expenses increased $24 for the three months ended August 31, 2003 compared to 2002, primarily in commissions and salesmen's salaries of $109, due to the hiring of additional salesmen in Quintex and restructuring of salesmen's salaries. This increase was partially offset by a decrease of $68 in advertising and trade shows due to a 2002 advertising campaign that was not repeated in 2003. Numerous other individually insignificant fluctuations account for the remaining net change in selling expenses. General and administrative expenses decreased $594 for the three months ended August 31, 2003 compared to 2002. These decreases were primarily in travel and entertainment of $96, due to less travel because of lower sales and bad debt expense of $552 due to a 2002 provision that did not recur in 2003. These decreases were partially offset by increases in employee benefits of $55 due to a profit sharing accrual and professional fees of $63 for increased auditing costs. Warehousing and technical support expenses decreased $33 for the three months ended August 31, 2003 from 2002, primarily in overseas buying offices of $86 due to elimination of the use of the Korean office. This decrease was partially offset by an increase in payroll taxes and benefits of $38, as a result of increased health care costs. Numerous individually insignificant fluctuations account for the remaining net change in warehousing and technical support expenses. Pre-tax loss for the three months ended August 31, 2003 was $2,609, compared to pre-tax income of $114 for fiscal 2002.

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


Nine months ended August 31, 2002 compared to nine months ended August 31, 2003

     The following table sets forth for the periods indicated certain statements of operations data for Wireless expressed as a percentage of net sales:


                                                                           Nine Months Ended
                                                   -----------------------------------------------------------------
                                                         August 31, 2002                     August 31, 2003
                                                   ---------------------------       -------------------------------
                                                            (As Restated)
Net sales:
     Wireless products                                    $ 495,077      95.8%            $  522,198        97.4%
     Activation commissions                                  19,674       3.8                 12,455         2.3
     Residual fees                                            1,492       0.3                  1,600         0.3
     Other                                                      358       0.1                     -           -
                                                          ----------    ------            -----------      ------

         Total net sales                                    516,601     100.0                536,253       100.0

Gross profit                                                 13,632       2.6                 26,307         4.9

Operating expenses
     Selling                                                  8,398       1.6                  8,178         1.5
     General and administrative                              15,955       3.1                 12,218         2.3
     Warehousing and technical support                        1,899       0.4                  2,171         0.4
                                                          ----------    ------            -----------      ------

         Total operating expenses                            26,252       5.1                 22,567         4.2
                                                          ----------    -------           -----------      ------

Operating income (loss)                                     (12,620)     (2.4)                 3,740         0.7
Other expense                                                (2,904)     (0.6)                (1,614)       (0.3)
                                                          ----------    ---------         -----------      ------
Pre-tax income (loss)                                     $ (15,524)     (3.0)%           $    2,126         0.4 %
                                                          ==========    =======           ===========      =======


     Net sales were $536,253 for the nine months ended August 31, 2003, an increase of $19,652, or 3.8%, from 2002. Unit sales of wireless handsets decreased by 353,000 units for the nine months ended August 31, 2003, or 10.1%, to approximately 3,115,000 units from 3,468,000 units in 2002. Although unit sales for the first six months showed an increase, the lack of new product in the third quarter was responsible for the decline in unit sales for the nine months. In addition, there was an $8,341 decrease in sales incentives compared to 2002 due to lower sales volume and lack of new product introductions. These programs are expected to continue and will either increase or decrease based upon competition, customer and market requirements and new product introductions. The average selling price of handsets increased to $161 per unit for the nine months ended August 31,

2003, from $137 per unit in 2002. This increase was due to higher selling prices of the newly- introduced digital products during the first six months of the fiscal year, including products with color LCD's, which have a higher selling price, partially offset by the lack of new product introductions during the third quarter.

     Gross profit margins increased to 4.9% for the nine months ended August 31, 2003 from 2.6% in 2002, primarily due to lower sales incentive costs and lower inventory write-downs. There were $1,839 of inventory write-downs for the nine months ended August 31, 2003, compared to $5,312 in 2002. These write-downs were based upon open purchase orders from customers and selling prices as well as indications from our customers based upon current negotiations. As of August 31, 2003, approximately 31,000 of previously written- down units remained in inventory which were valued at approximately $5,100. The Company plans to sell these items to its existing customers during the next year. None of the written down inventory was scrapped. The Company expects that, due to market conditions and customer consolidation, it could experience additional write-downs in the future. Gross margins were favorably impacted by reimbursement from a vendor of $959 and $143 for the nine months ended August 31, 2002 and 2003, respectively, for software upgrades performed on sold inventory. Without this reimbursement, gross margins would have been lower by 0.2% and 0% for the nine months ended August 31, 2002 and 2003, respectively. The Company has received price protection of $31,350 and $11,850 for the nine months ended August 31, 2002 and 2003, respectively, from a vendor for certain inventory, of which $22,826 and $11,850 was recorded as a reduction to cost of sales, as related inventory was sold. Without this price protection, gross profit margins would have been lower by 4.4% and 2.7% for the nine months ended August 31, 2002 and 2003, respectively. During the nine months ended August 31, 2003 as compared to the nine months ended August 31, 2002, there was a decrease of $8,341 in sales incentive expense as a result of fewer new product introductions, net of reversals of $787.

     The Company expects, due to market conditions, customer consolidation and planned introductions of new products, it could experience higher sales incentives expense in the future.

     Operating expenses decreased $3,685 for the nine months ended August 31, 2003 from 2002. As a percentage of net sales, operating expenses decreased to 4.2% during nine months ended August 31, 2003, compared to 5.1% in 2002. Selling expenses decreased $220 for the nine months ended August 31, 2003 compared to 2002, primarily in lower commissions of $429 due to lower commissionable sales, primarily in lower international sales and Quintex operations and restructuring of commission deals with salesmen, and $84 in travel due to lack of new product introductions. These decreases were partially offset by increases in salesmen salaries, payroll taxes and benefits of $308 due to additional salesmen hired and restructuring of base salaries/commission plans. Numerous other individually insignificant fluctuations account for the remaining net change in selling expenses. General and administrative expenses decreased $3,737 for the nine months ended August 31, 2003 from 2002, primarily in officers' salaries of $3,053 due to a non-recurring bonus provision and new executive compensation contract in 2002 and bad debt expense of $1,801 primarily due to the recovery of a previously charged bad debt and a customer who filed for bankruptcy in 2002, which did not recur in fiscal 2003. The Company does not consider this a trend in the overall accounts receivable. Employee benefits increased $255 due to increased costs under the health care plan, professional fees increased $184 primarily due to increased auditing fees, offset by a reduction in legal fees. Battery recycling charges increased $156, due to a 2002 refund that did not repeat in 2003. Numerous other individually insignificant fluctuations account for the remaining net change in general and administrative expenses. Warehousing and technical support expenses increased $272 for the nine months ended August 31, 2003 from 2002, primarily in direct labor of $379 due to additional personnel in engineering for product development and warranty call center for customer service. This increase was partially offset by decreases in overseas buying offices of $213, due to non-use of the Korean buying office. Numerous other individually insignificant fluctuations account for the remaining net change in warehousing and technical support expenses. Pre-tax income for the nine months ended August 31, 2003 was $2,126, compared to pre-tax loss of $15,524 for fiscal 2002.

     Management believes that the wireless industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future as new competitors enter the marketplace. The Company competes against suppliers with significantly greater financial resources and who are able to offer more extensive advertising and greater promotions than the Company does. This pressure from increased competition is further enhanced by the consolidation of many of Wireless' customers into a smaller group, dominated by only a few, large customers. Also, timely delivery and carrier acceptance of new product could affect our quarterly performance. Our suppliers have to continually add new products in order for Wireless to improve its margins and gain market share. These new products require extensive testing and software development which could delay entry into the market and affect our sales in the future. In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market.

Electronics Results
Three months ended August 31, 2002 compared to three months ended August 31,
2003

     The following table sets forth for the periods indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:


                                                                          Three Months Ended
                                                         August 31, 2002                     August 31, 2003
                                                   ---------------------------       -------------------------------
                                                            (As Restated)
Net sales:
     Mobile electronics                                   $  69,041      66.0%            $   78,292       57.9%
     Consumer electronics                                    20,845      19.9                 36,857       27.3
     Sound                                                   14,796      14.1                 19,945       14.7
     Other                                                       -          -                     145        0.1
                                                          ----------    ------            -----------      ------

        Total net sales                                     104,682     100.0                135,239      100.0

Gross profit                                                 18,857      18.0                 22,657       16.8

Operating expenses
     Selling                                                  4,368       4.2                  5,353        4.0
     General and administrative                               5,856       5.6                  8,374        6.2
     Warehousing and technical support                          272       0.3                    433        0.3
                                                          ----------    ------            -----------      ------

Total operating expenses                                     10,496      10.0                 14,160       10.5
                                                          ----------    ------            -----------      ------

Operating income                                              8,361       8.0                  8,497        6.3
Other income (expense)                                         (470)      0.4                    361        0.3
                                                          ----------    ------            -----------      ------
Pre-tax income                                           $    7,891        7.6%           $    8,858         6.5%
                                                         ===========   ========           ===========    ========

     Net sales were $135,239 for the three months ended August 31, 2003, a 29.2% increase from net sales of $104,682 in 2002. Mobile electronics increased $9,251 (13.4%) during 2003 from 2002. Sales of mobile video within the mobile electronics category increased 17% for the three months ended August 31, 2003, from 2002. Consumer electronics increased $16,012 (76.8%) for the three months ended August 31, 2003, from 2002, primarily in sales of video-in-a-bag and portable  DVD players.  Sound sales  increased  $5,149  (34.8%)  primarily  from satellite radio and the impact of the Recoton acquisition. However, fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This overall declining trend in sound systems is expected to continue except in the satellite radio product line. This OEM trend could also be favorably impacted in the future by the Recoton acquisition. There was also an increase in sales incentives of $1,926 due to increased sales. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately $1,935 primarily from lower OEM business. The Company's Venezuelan subsidiary experienced a decrease of $1,264 in sales from last year, due to the temporary closing of the offices due to the impact of economic and political instability in the country. The acquisition of Audiovox Europe added $6,131 in net sales to the Group since its acquisition on July 8, 2003.

     Gross profit margins decreased to 16.8% for the three months ended August 31, 2003 compared to 18.0% in 2002, primarily in the sound category. There also was an increase in the sales of video products sold through consumer channels, which carry a lower gross margin as opposed to other product lines. During the three months ended August 31, 2003 as compared to the three months ended August 31, 2002, there was an increase in sales incentives expense of $1,926 to $3,362, net of reversals of $708, as a result of increased sales and Audiovox Europe Holdings.

     Operating expenses increased $3,664 for the three months ended August 31, 2003, a 34.9% increase from operating expenses in 2002, $2,251 was from the recently acquired Audiovox Europe in Germany. As a percentage of net sales, operating expenses increased to 10.5% during the three months ended August 31, 2003 compared to 10.0% in 2002. Selling expenses increased $985 during the three months ended August 31, 2003,$463 was from Audiovox Europe, commissions of $293, $207 from Audiovox Europe. In addition, selling expenses increased in salaries of $87 primarily due to increased head count to support the growing business, travel and entertainment of $79 to support increased sales and the Recoton acquisition, and an increase in advertising and trade show expense of $384, $370 from Audiovox Europe. General and administrative expenses increased $2,518 from 2002, $1,788 from Audiovox Europe, mostly in salaries of $989 due to Audiovox Europe and increased headcount, professional fees of $103, $50 from Audiovox Europe, employee benefits of $658 due to increased health care costs, additional personnel and benefits paid to certain Venezuelan executives as a result of restructuring of the Venezuelan operations, office expenses of $366 due to Audiovox Europe, insurance expense of $117 due to higher premiums and depreciation and amortization of $105 due to Audiovox Europe. Numerous other individually insignificant fluctuations account for the remaining net change in general and administrative expenses. Warehousing and technical support increased $161 for the three months ended August 31, 2003 from 2002, primarily in overseas buying office expenses of $189 as a result of increased purchases to support higher sales levels. Numerous other individually insignificant fluctuations account for the remaining net change in warehousing and technical support expenses. Pre-tax income for the three months ended August 31, 2003 was $8,858, compared to $7,891 for 2002.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Nine months ended August 31, 2002 compared to nine months ended August 31, 2003

     The following table sets forth for the periods indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:


                                                                           Nine Months Ended
                                                         August 31, 2002                     August 31, 2003
                                                   ---------------------------       -------------------------------
                                                            (As Restated)

Net sales:
     Mobile electronics                                    $166,631      62.4%             $ 203,488       62.1%
     Consumer electronics                                    56,002      21.0                 81,114       24.8
     Sound                                                   43,651      16.4                 42,417       13.0
     Other                                                      643       0.2                    378        0.1
                                                          ----------    ------            -----------      ------

        Total net sales                                     266,927     100.0                327,397      100.0

Gross profit                                                 46,032      17.2                 52,431       16.0

Operating expenses
     Selling                                                 11,773       4.4                 13,748        4.2
     General and administrative                              16,849       6.3                 20,223        6.2
     Warehousing and technical support                          746       0.3                  1,731        0.5
                                                          ----------    ------            -----------      ------

Total operating expenses                                     29,368      11.0                 35,702       10.9
                                                          ----------    ------            -----------      ------

Operating income                                             16,664       6.2                 16,729        5.1
Other income (expense)                                       (2,097)     (0.8)                   335        0.1
                                                          ----------    ------            -----------      ------
Pre-tax income                                            $  14,567       5.5 %            $  17,064        5.2 %
                                                          ==========   ========            ==========    ========

     Net sales were $327,397 for the nine months ended August 31, 2003, a 22.7% increase from net sales of $266,927 in 2002. Mobile and consumer electronics' sales increased over last year, partially offset by a decrease in sound and other. Mobile electronics increased $36,857 (22.1%) during 2003 from 2002. Sales of mobile video within the mobile electronics category increased 34.5% for the nine months ended August 31, 2003, from 2002. Consumer electronics increased $25,112 (44.8%) for the nine months ended August 31, 2003 from 2002, primarily in sales of video- in-a-bag and portable DVD players. These increases were partially offset by a decrease in the sound category of $1,234 (2.8%) which was partially offset by the Recoton acquisition. Given the change in the marketplace, fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line. There was also an increase in sales incentives of $2,969 to $6,726, net of reversals of $1,679, due to higher sales volume. Net sales in the Company's Malaysian subsidiary decreased from last year by approximately $4,015 primarily from lower OEM business. The Company's Venezuelan subsidiary experienced a decrease of $6,139 in sales from last year, due to the temporary closing of the offices due to the impact of economic and political instability in the country. These decreases were partially offset by the additional sales from Audiovox Europe of $6,131 since the acquisition of Recoton on July 8, 2003.

     Gross profit margins decreased to 16.0% for the nine months ended August 31, 2003, compared to 17.2% for 2002. This decline was due to sales of older FRS radios at lower margins in anticipation of newer, higher margined products and the decrease in international business. There also was an increase in the sales of video products sold through consumer channels, which carry a lower gross margin as opposed to other product lines.

     Operating  expenses  increased  $6,334 for the nine months ended August 31,
2003, a 21.6% increase from operating expenses in 2002. Audiovox Europe accounted for $2,251 of this increase. As a percentage of net sales, operating expenses decreased to 10.9% during the nine months ended August 31, 2003 compared to 11.0% in 2002. Selling expenses increased $1,975 during the nine months ended August 31, 2003, $256 was from Audiovox Europe, primarily in commissions of $553 due to an increase of commissionable sales, which was offset by a decrease in commissionable sales in Code, which has a different commission rate structure. In addition, selling expenses increased in salaries of $555 primarily due to $260 from Code and general increases from additional personnel, travel and entertainment of $178 due to an increase of $121 from Code and an increase in advertising and trade shows of $628, $370 from Audiovox Europe and general promotions to support the growing business. Numerous other individually insignificant fluctuations account for the remaining net change in selling expenses. General and administrative expenses increased $3,376 from 2002, $1,788 from Audiovox Europe, mostly in salaries of $1,587 ($678 from Audiovox Europe), travel and entertainment of $156 ($95 from Audiovox Europe), insurance expense of $269 due to higher premiums on general liability and Ocean Cargo as shipments and sales have increased and employee benefits of $763 due to increased health care costs, profit sharing accruals, a payment made to certain Venezuelan executives as a result of restructuring actions, and additional personnel. These increases were partially offset by decreases in professional fees of $138 due to a patent infringement fee of $497 during 2002 that did not recur in 2003 and a reduction in bad debt expense of $581 primarily due to a 2002 customer write-off due to bankruptcy that did not recur. There was also an increase in the corporate allocation of $474. Numerous other individually insignificant fluctuations account for the remaining net change in general and administrative expenses. Warehousing and technical support increased $985 for the nine months ended August 31, 2003 from 2002, primarily in direct labor, payroll taxes and benefits of $713 due to increased headcount. There was also an increase in overseas buying office expenses of $312 as a result of increased purchases. Numerous other individually insignificant fluctuations account for the remaining net change in warehousing and technical support expenses. Pre-tax income for the nine months ended August 31, 2003 was $17,064, compared to $14,567 for 2002.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Other Income and Expense

     Interest expense and bank charges increased $297 and $413, during the three and nine months ended August 31, 2003, respectively, from the three and nine months ended August 31, 2002, respectively, primarily due to higher interest rates on interest-bearing debt and interest paid on a state tax settlement.

     Equity in income of equity investees increased by approximately $269 and $522, for the three and nine months ended August 31, 2003, respectively, compared to three and nine months ended August 31, 2002, respectively. The majority of these increases was due to an increase in the equity income of ASA due to increased sales and improvement in gross margins. Other expenses decreased during the quarter 2003 compared to 2002. The foreign exchange losses were $27 and $784, respectively, for the three and nine months ended August 31, 2003 and $979 and $3,152, respectively, three and nine months ended August 31, 2002. This decrease was due to the devaluation of 14% in 2003 versus 47% in 2002. This decrease in devaluation was due to Venezuela fixing the exchange rate of the Bolivar with the U.S. Dollar during the first quarter of 2003. Included in other expenses is a $620 settlement of an administrative agency investigation involving alleged reimbursement of a fixed nominal amount of federal campaign contributions during the years 1995 through 1996. We also had an increase (decrease) in minority interest expense of ($762) and $751 for the three and nine months ended August 31, 2003 compared to three and nine months ended August 31, 2002, respectively, primarily due to the effect of Toshiba's increased ownership in ACC.


Provision for Income Taxes

     Effective May 29, 2002, the Company's ownership in the Wireless Group was decreased to 75%. As such, the Company now files two consolidated U.S. Federal Tax Returns, one for the Wireless Group and one for the Electronics Group.

     The effective tax (recovery) rate for the three and nine months ended August 31, 2003, was 106.7% and 54.2%, respectively, compared to last year's 48.5% and 100.5% for the comparable periods. During the three and nine months ended August 31, 2002, the Company experienced a high effective tax rate due to the impact of certain non-deductible items including a bonus payment and the mix of foreign and domestic earnings. During the three months ended August 31, 2003, the unprofitability of Wireless resulted in an increased effective rate since Wireless' losses did not provide any benefit. During the nine months ended August 31, 2003, Wireless was slightly profitable, resulting in a decrease to the Company's effective tax rate since Wireless' losses offset such income.


Liquidity and Capital Resources

     The Company has historically financed its operations primarily through a combination of cash from operations, available borrowings under bank lines of credit and debt and equity offerings.

As of August 31, 2003, the Company had working capital (defined as current assets less current liabilities) of $282,995, which includes cash of $30,711 compared with working capital of $292,687 at November 30, 2002, which included cash of $2,758. The decrease was principally due to the Recoton acquisition.

     Operating activities provided cash of approximately $103,748, primarily from collections of accounts receivable and decreases in inventory, partially offset by decreases in accounts payable and accrued expenses and other current liabilities. Accounts receivable and inventory have been favorably impacted by collection rates and better turnover. Though this is a favorable condition, the Company does not expect this to be a trend in the future. Also, inventory levels are lower due to lower purchases as a result of the lack of new product introductions in Wireless. Investing activities used approximately $39,274, primarily from both the acquisition of certain assets of Recoton and the capital stock of Recoton German Holdings and purchases of property, plant and equipment, partially offset by the distribution from an equity investee. Financing activities used approximately $36,487, primarily from net repayments of bank obligations.

     The Company's principal source of liquidity is its revolving credit agreement which expires July 27, 2004. At August 31, 2003, the credit agreement provided for $150,000 of available credit, including $10,000 for foreign currency borrowings. The continued availability of this financing is dependent upon the Company's operating results which would be negatively impacted by a decrease in demand for the Company's products. An amendment to the credit agreement reduced its credit availability from $200,000 to $150,000 during the third quarter of 2003 as a result of the Company's working capital position and current anticipated borrowing requirements. The foreign currency borrowing sublimit was simultaneously reduced to $10,000.

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

     Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in domestic bank obligations outstanding at August 31, 2003 of $0. The Company subsequently obtained a waiver for the November 30, 2002 and February 28, 2003 violations. The Company was in compliance with all its bank covenants at August 31, 2003. While the Company has historically been able to obtain waivers for such violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with other credit facilities.

     The Company also has revolving credit facilities in Malaysia and Germany to finance additional working capital needs. The Malaysian credit facility is partially secured by the Company under three standby letters of credit and are payable upon demand or upon expiration of the standby letters of credit. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd. The German credit facility consists of accounts receivable factoring up to 16,000 Euros and a working capital facility, secured by accounts receivable and inventory, up to 5,000 Euros. The facilities are renewable on an annual basis.

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At August 31, 2003, such obligations and commitments are as follows:


                                       Payments Due By Period
                            ---------------------------------------------------
Contractual Cash                        Less than  1-3      4-5      After
   Obligations               Total      1 Year     Years    Years    5 years
------------------------     -----      --------  -----     -----    -------

  Capital lease obligations   $13,791   $   554   $ 1,683   $ 1,157   $10,397
  Operating leases              7,520     2,066     4,427     1,027      --
                              -------   -------   -------   -------   -------
                              $21,311   $ 2,620   $ 6,110   $ 2,184   $10,397
                              =======   =======   =======   =======   =======
Total contractual cash
   obligations



                                                Amount of Commitment
                                             Expiration per period
                             ------------------------------------------------------
                               Total
         Other Commercial      Amounts    Less than     1-3       4-5      Over
           Commitments        Committed   1 Year       Years      Years    5 years
           -----------        ---------   --------     -----    ---------  -------

  Lines of credit             $ 7,278     $ 7,278         --        --       --
  Standby letters of credit     3,058       3,058         --        --       --
  Guarantees                      300         300         --        --       --
  Long-term debt                8,250        --           --     $ 8,250     --
  Commercial letters of
     credit                     3,900       3,900         --        --       --
                              -------     -------      -------   -------    ----- -
  Total commercial
    commitments               $22,786     $14,536         --     $ 8,250     -
                              =======     =======      =======   =======    =====


     The Company has guaranteed the borrowings of one of its 50%-owned equity investees (GLM) at a maximum of $300. During the quarter ended May 31, 2003, the Company adopted FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" (FIN 45). The Company has not issued or modified this guarantee after December 31, 2002. Accordingly, this guarantee has not been reflected on the accompanying consolidated financial statements (See Note 13).

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

     In June 2003 the Company purchased a building for expansion purposes for $3,509, which includes closing costs. In addition, the Company sold accounts receivable, inventory and related intangibles to an equity investee (See Note
11) for $3,600.

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

     The Company also leases certain facilities from its principal stockholder. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. Total lease payments required under the leases for the five-year period ending August 31, 2008 are $2,790.

Amounts Due from Officers

     A note due from an officer/director of the Company, which bore interest at the LIBOR rate, to be adjusted quarterly, plus 1.25% per annum, was paid in full during fiscal 2002. In addition, during the third quarter, the Company had outstanding notes due from various officers of the Company aggregating $195, which have been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. The notes bore interest at the LIBOR rate plus 0.5% per annum. Principal and interest were payable in equal annual installments beginning July 1, 1999 through July 1, 2003. The notes have been paid in full. In addition, no new notes with officers or directors of the Company have been entered into.


Transactions with Toshiba

     Inventory on hand at November 30, 2002 and August 31, 2003 purchased from Toshiba Corporation (Toshiba), the 25% minority shareholder of ACC and major supplier to ACC, approximated $138,467 and $22,708, respectively. As of November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 for price protection and software upgrades. These amounts were paid in full during the first quarter of 2003. As of August 31, 2003, the Company recorded receivables from Toshiba aggregating approximately $3,977 for price protection. These amounts were paid in full subsequent to August 31, 2003.

     At November 30, 2002, the Company had accounts payable to Toshiba in the amount of $91,226. Of this accounts payable $56,417 was subject to an arrangement with Toshiba, which provides for, among other things, extended payment terms. This arrangement has since been modified such that payment terms are no longer extended. The remaining portion of the accounts payable was payable in accordance with the terms established in the distribution agreement, which is 30 days. During the first quarter of 2003, the Company paid this amount in full.

     The Company has also received price protection (a reduction in our purchase price) for inventory on hand in addition to goods sold. During the nine months ended August 31, 2003, $11,850 of price protection from Toshiba was recorded as a reduction to cost of sales as related inventory was sold.



Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement 123, "Accounting for Stock-Based Compensation". Additionally, Statement 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of Statement 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company has adopted the disclosure portion of this statement for the quarter beginning March 1, 2003, as required. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

     The FASB also recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress on the issuance of this standard.

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

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as revised, must be applied for the first interim or annual period ending after December 15, 2003. Accordingly, the Company will adopt this provision of FIN 46 during the quarter ended February 28, 2004. The adoption of FIN 46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company's financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial condition or results of operations.

     In August 2003, the EITF reached a final consensus regarding Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue
Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software". EITF 03-5 involves whether non- software deliverables included in an arrangement that contains software that is more-than-incidental to the products or services as a whole are included with the scope of SOP 97-2 "Software Revenue Recognition". The Company is currently evaluating the impact of this new pronouncement.


Forward-Looking Statements

     Except for historical information contained herein, statements made in this release that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the wireless, mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in the Company's Form 10-K for the fiscal year ended November 30, 2002 and the Forms 10-Q for the first and second quarters ended February 28, 2003 and May 31, 2003. These factors, among others, may cause actual results to differ materially from the results suggested in the forward-looking statements. Forward-looking statements include statements relating to, among other things:

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


ITEM 3 LEGAL PROCEEDINGS

     The Company had been the subject of an administrative agency investigation involving alleged reimbursement of a fixed nominal amount of federal campaign contributions during the years 1995 and 1996. During the third quarter of 2003, the Company entered into a Conciliation Agreement and paid a civil penalty in the amount of $620.


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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Audiovox Corporation ("the Company") was held on July 24, 2003 at the Smithtown Sheraton, 110 Vanderbilt Motor Parkway, Smithtown, New York.

     Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors to elect a Board of ten Directors.

     There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement and all of such nominees were elected. Class A nominee, Paul C. Kreuch, Jr. received 16,707,406 votes and 714,198 votes were withheld. Class A nominee, Dennis F. McManus received 16,703,177 votes and 718,117 votes were withheld. Class A nominee, Irving Halevy received 16,702,050 votes and 719,244 votes were withheld. Class A nominee, Peter A. Lesser received 16,791,579 votes and 629,715 votes were withheld.

     Class A and Class B nominee, John J. Shalam received 36,869,368 votes and 3,161,466 votes were withheld. Class A and Class B nominee, Philip Christopher received 36,989,383 votes and 3,041,451 votes were withheld. Class A and Class B nominee, Charles M. Stoehr received 36,950,858 votes and 3,079,976 votes were withheld. Class A and Class B nominee, Patrick M. Lavelle received 37,034,452 votes and 2,996,382 votes were withheld. Class A and Class B nominee, Ann M. Boutcher, received 36,954,460 votes and 3,076,374 votes were withheld. Class A and Class B nominee, Richard A. Maddia received 37,007,846 votes and 3,022,988 votes were withheld.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits


  Exhibit Number        Description

       31.1         Certification Pursuant to Section 302 of
                    The Sarbanes-Oxley Act of 2002 (furnished herewith)
       31.2         Certification Pursuant to Section 302 of
                    The Sarbanes-Oxley Act of 2002 (furnished herewith)
       32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
      32.2          Certifications pursuant to 18 U.S.C. Section 1350, as
                       adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

         (b)      Reports on Form 8-K

                  For the third quarter ended August 31, 2003, the Company filed seven (7) reports on Form 8-K.

                           The first report on Form 8-K, dated June 3, 2003 and
                  filed June 4, 2003 reported that two (2) press releases were issued announcing the acquisition of the audio assets of Recoton and the results for the fourth quarter and fiscal year ended November 30, 2002.

                           The second report on Form 8-K, dated and filed June
                  6, 2003 reported that a press release was issued reporting the results for the first quarter ended February 28, 2003.

                           The third report on Form 8-K, dated June 9, 2003 and
                  filed June 12, 2003 reported that the Company had held a conference call and live webcast to discuss its financial results for the fiscal year ended November 30, 2002 and the quarter ended February 28, 2003.

                           The fourth report on Form 8-K, dated June 10, 2003
                  and filed June 16, 2003 reported the Eighth Amendment and Waiver to the Company's Fourth Amended and Restated Credit Agreement

                           The fifth report on Form 8-K, dated June 26, 2003 and
                  filed July 1, 2003 reported the Ninth Amendment to the Company's Fourth Amended and Restated Credit Agreement

                           The sixth report on Form 8-K, dated July 7, 2003 and
                  filed July 8, 2003 reported that the Company had held a conference call and live webcast to discuss its financial results for the quarter ended May 31, 2003.

                           The seventh report on Form 8-K, dated July 8, 2003
                  and filed July 23, 2003 reported that the Company, pursuant to a First Amended and Restated Stock and Asset Purchase Agreement, had closed on the acquisition of audio assets and stock of Recoton.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AUDIOVOX CORPORATION




                                    By:/s/John J. Shalam
                                       -----------------------------------------
                                          John J. Shalam
                                          President and Chief
                                             Executive Officer

Dated: October 15, 2003

                                    By:/s/Charles M. Stoehr
                                       ---------------------------------------
                                          Charles M. Stoehr
                                          Senior Vice President and
                                             Chief Financial Officer