Form 10-K
period 2003-11-30
AUDIOVOX CORP
filed 2004-02-25
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended           November 30, 2003
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

The aggregate market value of the common stock held by non-affiliates of the Registrant was $159,259,586 (based upon closing price on the Nasdaq Stock Market on May 30, 2003).

The number of shares outstanding of each of the registrant's classes of common stock, as of February 20, 2004 was:

         Class                                           Outstanding

         Class A common stock $.01 par value                  20,741,338
         Class B common stock $.01 par value                   2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement relating to its 2004 Annual Stockholders Meeting, to be filed subsequently-Part III.

                                                 Table of Contents


 PART I   .........................................................................................................4
          Item 1 - Business........................................................................................4
          Item 2 - Properties.....................................................................................26
          Item 3 - Legal Proceedings..............................................................................26
          Item 4 - Submission of Matters to a Vote of Security Holders............................................27

 PART II  ........................................................................................................27
          Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters......................27
          Item 6 - Selected Consolidated Financial Data...........................................................29
          Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations..........31
          Item 7a - Quantitative and Qualitative Disclosures About Market Risk....................................69
          Item 8 - Consolidated Financial Statements and Supplementary Data.......................................69
          Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........140
          Item 9a - Controls and Procedures......................................................................141

 PART III .......................................................................................................141
          Item 10 - Directors and Executive Officers of the Registrant...........................................141
          Item 11 - Executive Compensation.......................................................................142
          Item 12 - Security Ownership of Certain Beneficial Owners and Management...............................142
          Item 13 - Certain Relationships and Related Transactions...............................................142
          Item 14 - Principal Accountant Fees and Services.......................................................142

 PART IV  .......................................................................................................142
          Item 15 - Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.................142

 SIGNATURES......................................................................................................148

                                     PART I

Item 1 - Business
All tabular presentation is in thousands unless otherwise indicated.

(a)  Restatement of Consolidated Financial Statements

     Audiovox Corporation (Audiovox or the Company) has previously restated its consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and for the fiscal quarters during the year ended November 30, 2001 and the fiscal 2002 quarters ended February 28, 2002, May 31, 2002 and August 31, 2002. In addition, the Company previously reclassified certain expenses from operating expenses to cost of sales for fiscal 2001 and for each of the quarters in the nine months ended August 31, 2002. Please refer to the Company's previously filed Form 10-K for the year ended November 30, 2002 for details.

(b)  General Development of Business

     The Company was incorporated in Delaware on April 10, 1987, as successor to a business founded in 1960 by John J. Shalam, our President, Chief Executive Officer and controlling stockholder. Its principal executive offices are located at 150 Marcus Boulevard, Hauppauge, New York 11788, and the telephone number is 631-231-7750.

     On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, acquired in cash (i) certain accounts receivable, inventory and trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") or (Recoton) and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton Corporation's Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1.9 million. The primary reason for this transaction was to expand the product offerings of Audiovox and to obtain certain long-standing trademarks such as Jensen(R), Acoustic Research(R) and others. The Company also acquired an obligation with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH.

     The Company designs and markets a diverse line of products and provides related services throughout the world. These products and services include:

     o    handsets and accessories for wireless communications
     o    mobile entertainment and security products
     o    mobile electronic products and accessories
     o    consumer electronic products and accessories

     The Company markets its products under the well-recognized Audiovox(R) brand name and others, such as Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), as well as private labels through a large and diverse distribution network both domestically and internationally. The Company was a pioneer in the wireless industry, selling its first vehicle-installed wireless telephone in 1984 as a natural expansion of its automotive aftermarket products business. The Company's extensive distribution network and its long-standing industry relationships have allowed the Company to benefit from growing market opportunities in the wireless industry and to exploit emerging niches in the consumer electronics business.

     The Company operates in two primary markets:

     o Wireless communications. The Wireless Group (Wireless), which accounts for approximately 61% of revenues in fiscal 2003, sells wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

     o Mobile and consumer electronics. The Electronics Group (Electronics), which accounts for approximately 39% of revenues in fiscal 2003, sells autosound, mobile electronics and consumer electronics through domestic and international distribution channels primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufacturers (OEMs), independent installers of automotive accessories and the U.S. military.

     Since 2001, several factors have affected the Wireless Group. New subscriber subscriptions have slowed, the consolidation within our wireless customer base has created a more competitive market with a smaller number of customers and there has been a slow down in the development of new technologies which have slowed consumer demand from one technology to another. In addition, testing for acceptances have become more complex which have caused a slow down in product introductions. However new technology, such as camera phones, is expected to have a favorable impact on the Wireless Group.

     The Electronics Group has been positively influenced by an increase in the sale of consumer and mobile electronics. Specifically, sales for portable DVD players, DVD in a bag products, satellite radios and flat panel screens have increased due to higher customer demand. In addition, the recent acquisitions of Recoton trademarks (Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R)) and Code-Alarm have contributed to the increase in Electronic Group sales (see Note 6 to the consolidated financial statements) .

     The following table shows net sales by group:


                                                   Percent
                                                    Change
                       2001 (1)   2002     2003    2001/2003
                       -------   ------   ------   ----------


Wireless               $  979   $  727   $  806      (17.7)%
Electronics               298      373      518       73.8 %
                        ------   ------   ------     -------
     Total              $1,277   $1,100   $1,324       3.7 %
                        ======   ======   ======     =======

     (1) See Note (2) of Notes to Consolidated Financial Statements.

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

Strategy

     The Company's objective is to leverage the well-recognized Audiovox(R) brand name, which now includes Jensen(R), Acoustic Research(R) and Advent(R), and its extensive international distribution network to capitalize on the growing worldwide demand for wireless products and continue to provide innovative mobile and consumer electronics products in response to consumer demand. The key elements of the Company's strategy are:

     Increase market penetration by enhancing and capitalizing on the Audiovox(R) brand name. The Company believes that the "Audiovox(R)" brand name, which includes Prestige(R), Pursuit(R), Rampage(TM), Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), is one of its greatest strengths. During the past 43 years, the Company has invested to establish the Audiovox(R) name as a well-known consumer brand for wireless and electronics products. The Company's wireless handsets generally bear the Audiovox(R) brand name or are co-branded with either a wireless carrier or brand name of its supplier. To further benefit from the Audiovox(R) name, the Company continues to introduce new products using its brand name and licenses its brand name for selected consumer products.

     Expand wireless technology offerings to increase market opportunities. The Company intends to continue to offer an array of technologically-advanced wireless products, including the planned introduction of wireless handsets with video, cameras and enhanced Internet capabilities. The Company's wide selection of wireless products will allow it to satisfy different carrier demands, both domestically and internationally.

     Capitalize on niche market opportunities in the electronics industry. The Company intends to continue to use its extensive distribution and supply networks to capitalize on niche market opportunities, such as navigation, mobile video, satellite radio, DVD's, flat panel TV's, and vehicle tracking systems, in the electronics industry. The Company believes that focusing on high-demand, high-growth niche products results in better profit margins and growth potential for its electronics business.

     Continue to maintain an international presence. During fiscal 2003, the Company expanded its international presence with its acquisition of Recoton's European assets, and the Company intends to expand its international business, both in the Wireless and Electronics Groups. The Company plans to introduce new products compatible with international wireless technologies, such as GSM (Global System for Mobile Communications), CDMA (Code Division Multiple Access) and GPRS (General Packet Radio Services) and expand the mobile electronics category.

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

     (c)  Financial Information About Industry Segments

     The Company's industry segments are the Wireless Group and the Electronics Group. Net sales, income (loss) before provision for (recovery of) income taxes, net income (loss) and total assets attributable to each segment for each of the last three fiscal years are set forth in Note 19 of the Company's consolidated financial statements included herein.

     (d)  Narrative Description of Business

                                 Wireless Group

     Wireless, which accounts for approximately 61% of the Company's revenues in fiscal 2003, markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

Wireless products

     Wireless sells an array of digital handsets, hand-held computing devices and accessories in a variety of technologies, principally CDMA. Digital products represented 99% of Wireless' 2003 total unit sales. Wireless generally markets its wireless products under the Audiovox(R) brand name or co-brands its products with its carrier customers, such as Verizon Wireless and Bell Distribution, Inc. or with the brand name of the supplier.

     In addition to handsets, Wireless sells a complete line of accessories that includes batteries, hands-free kits, battery eliminators, cases and data cables. In fiscal 2004, Wireless intends to continue to broaden its digital product offerings and introduce handsets with new features such as wireless handsets with video, cameras and enhanced Internet capabilities.

Wireless distribution and marketing

Wireless sells wireless products to wireless carriers and the carrier's respective agents, distributors and retailers. In addition, a majority of its handsets are designed to meet carrier specifications. In fiscal 2001, the five largest wireless customers were Verizon Wireless, PrimeCo Personal Communications LP, Sprint Spectrum LP, Bell Distribution Inc. and Brightpoint, Inc. One of these customers accounted for 44.8% of Wireless' net sales and 35.0% of consolidated net sales for fiscal 2001. In fiscal 2002, the five largest wireless customers (Verizon Wireless, Bell Distribution, Inc., Sprint Spectrum LP, Telus Mobility and AllTel Communications) represented 71% of Wireless' net sales and 47% of consolidated net sales during fiscal 2002. Three of these customers accounted for 36%, 11% and 10%, respectively, of Wireless' net sales for fiscal 2002. In fiscal 2003, the five largest wireless customers (Verizon Wireless, Bell Distribution, Inc., Virgin Mobile, Sprint Spectrum LP, and US Cellular) represented 72% of Wireless' net sales and 44% of consolidated net sales during fiscal 2003. Three of these customers accounted for 34%, 15% and 12%, respectively, of Wireless' net sales for fiscal 2003.

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

     Wireless operates approximately six retail facilities under the name Quintex. In addition, Wireless licenses the trade name Quintex(R) to ten outlets in selected markets in the United States. Wireless also serves as an agent (in activating cell phone numbers) for the following carriers in selected areas:
Tmobile, Nextel, Suncom, NTelos, AT & T Wireless, Verizon Wireless, Sprint and Sprint Spectrum LP. For fiscal 2003, revenues from Quintex were 4.8% of total Wireless revenues and 2.9% of consolidated revenues.

     Wireless' policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Florida, New York, California , New Jersey, Canada and the Netherlands and from leased facilities located in New York and California.

Wireless product development, warranty and customer service

     Although Wireless does not have its own manufacturing facilities, it works closely with both customers and suppliers in feature design, development and testing of its products. In particular, Wireless:

     o    with  its  wireless   customers,   determines  future  market  feature
          requirements
     o    works with its suppliers to develop products containing those features
     o participates in the design of the features and cosmetics of its wireless products
     o tests products in its own facilities to ensure compliance with Audiovox(R) standards
     o supervises testing of the products in its carrier markets to ensure compliance with carrier specifications

     Wireless' Hauppauge facility is ISO-9001:2000 certified, which requires it to carefully monitor quality standards in all facets of its business.

     Wireless believes customer service is an important tool for enhancing its brand name and its relationship with carriers. In order to provide full service to its customers, Wireless warranties its wireless products to the end-user for periods ranging from up to one year for portable handsets to up to three years for mobile car phones. To support its warranties, Wireless has approximately

2,600 independent warranty centers throughout the United States and Canada and has experienced technicians in its warranty repair stations at its headquarters facility. Wireless has experienced customer service representatives who interact directly with both end-users and its customers. These representatives are trained to respond to questions on handset operation and warranty and repair issues.

Wireless suppliers

     Wireless purchases its wireless products from several manufacturers located in Pacific Rim countries, including Japan, China, South Korea, Taiwan and Malaysia. In selecting its suppliers, Wireless considers quality, price, service, market conditions and reputation. Wireless generally purchases its products under short-term purchase orders and does not enter into long-term contracts with its suppliers. Wireless considers its relations with its suppliers to be good. Wireless believes that alternative sources of supply are currently available, although there could be a time lag and increased costs if it were to have an unplanned shift to a new supplier which could have a material impact on the Company. One wireless vendor accounted for approximately 83% of Wireless' 2003 purchases. In addition, approximately 15% of Wireless' 2003 purchases were from Toshiba, a related party (see Related Party Transaction of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Wireless competition

     The market for wireless handsets and accessories is highly competitive and is characterized by intense price competition, significant price erosion over the life of a product whose life cycle has continued to shorten, demand for value-added services, rapid technological development and industry consolidation of both customers and manufacturers. Currently, Wireless' primary competitors for wireless handsets include Motorola, LG, Nokia, Kyocera and Samsung.

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

     Wireless' products compete primarily on the basis of value in terms of price, features and reliability. There have been, and will continue to be, several periods of extreme price competition in the wireless industry, particularly when one or more of its competitors has sought to sell off excess inventory by lowering its prices significantly or carriers canceling or modifying sales programs.

     As a result of global competitive pressures, there have been significant consolidations in the domestic wireless industry which has caused extreme price competition. These consolidations may result in greater competition for a smaller number of large customers and may favor one or more of its competitors over Wireless.

                                Electronics Group

Electronics Industry

     The mobile and consumer electronics industry is large and diverse and encompasses a broad range of products. There are many large manufacturers in the industry, such as Sony, RCA, Panasonic, Kenwood, Motorola, Samsung and JVC, as well as other large companies that specialize in niche products. The Electronics Group participates in selected niche markets such as autosound, mobile video, vehicle security and selected consumer electronics.

     The introduction of new products and technological advancements drives growth in the electronics industry. Some of these products include digital satellite radio, portable DVD, home and mobile video systems, flat panel TV's, navigation systems, MP3 players and two-way radios.

Electronics products

     The Company's electronics products consist of three major categories: mobile electronics, sound and consumer electronics.

     Mobile electronics products include:

     o mobile video products, including overhead and mobile entertainment systems, video cassette and DVD players
     o    automotive security and remote start systems
     o    automotive power accessories
     o    navigation systems

         Sound products include:

     o autosound products, such as radios, speakers, amplifiers, CD changers and satellite radios

     Consumer electronics include:

     o    home and portable stereos
     o    two-way radios
     o    LCD televisions
     o    DVD players
     o    MP3 players
     o    cordless telephones

     The Electronics Group markets its products under the Audiovox(R) brand name, as well as several other Audiovox-owned or usage right trade names that include Prestige(R), Pursuit(R), Jensen(R), Acoustic Research(R), Advent(R), Rampage(TM) and Code-Alarm. In addition, sales by the Company's Malaysian, Venezuelan and American Radio subsidiaries fall under the Electronics Group. The

Electronics Group's sales by product category were as follows:


                                                                  Percent
                                                                   Change
                                  2001 (1)   2002      2003       2001/2003
                                  -------  --------  --------     ---------
                                            (millions)
          Mobile electronics     $  157.7  $  229.3  $  294.5      86.7%
          Sound                      57.5      56.3      78.4      36.3
          Consumer electronics       80.3      86.5     144.3      79.7
          Other                       2.2       0.6       0.5     (77.3)
                                  -------  --------  --------     ------
                Total            $  297.7  $  372.7  $  517.7      73.9%
                                 ========  ========  ========     ======

     (1) See Note (2) of Notes to Consolidated Financial Statements.

     The increase in Electronic's sales reflects new product introductions in the mobile and consumer electronics categories. In addition, sound sales have increased as a result of the Recoton acquisition, offset by a continuing trend in lower sales for full-featured sound systems as automakers are incorporating these products at the factory instead of as an aftermarket option.

     In the future, the Electronics Group will continue to focus its efforts on new technologies to take advantage of market opportunities created by the digital convergence of data, communications, navigation and entertainment products.

Licensing

     In the late 1990's, the Company began to license its brand name for use on selected products, such as home and portable stereo systems. Actual sales of licensed products are not included in the Company's reported net sales. However, licensed customers have reported sales of $52.4 million in licensed goods in 2003 compared to $43.6 million in 2002 for which the Company received license fees. License sales promote the Audiovox(R) brand name without adding any significant costs. License fees are recognized on a per unit basis upon sale to the end-user and are recorded in other income. License fees in fiscal 2003 approximated $1,116 compared to approximately $922 in fiscal 2002.

Electronics distribution and marketing

     The Electronics Group sells its electronics products to:

     o    mass merchants
     o    chain stores
     o    specialty retailers
     o    distributors
     o    new car dealers
     o    the U.S. military

     The Electronics Group also sells its products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as

Ford Corporation, Daimler Chrysler, General Motors Corporation and Nissan. OEM projects accounted for approximately 10% of the Electronics Group's sales in 2003 versus 14.0% in 2002. These projects require a close partnership with the customer as the Electronics Group develops products to their specific requirements. Three of the largest auto makers, General Motors, Daimler Chrysler and Ford require QS registration for all of their vendors. The Electronics Group's Hauppauge facility is both QS 9000 and ISO 9001 registered. In addition, Audiovox Electronics is Q1 rated for the Ford Motor Company.

     In fiscal 2001, the Electronics Group's five largest customers (Wal-Mart, Target, Ford, KMart and Circuit City) represented 27.0% of the Electronics Group's net sales and 6.3% of consolidated net sales. In fiscal 2002, the Electronics Group's five largest customers (Circuit City, Target, Walmart, Sam's Wholesale Club and Gulf States Toyota) represented 25% of the Electronics Group's net sales and 8% of the consolidated net sales. In fiscal 2003, the Electronics Group's five largest customers (Target, Circuit City, Best Buy, Costco Wholesale and Wal Mart) represented 34% of the Electronics Group's net sales and 13% of consolidated net sales.

     As part of the Electronics Group's sales process, the Electronics Group provides value-added management services including:

     o    product design and development
     o    engineering and testing
     o    technical and sales support
     o    electronic data interchange (EDI)
     o    product repair services and warranty
     o    nationwide installation network

     The Electronics Group has flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, the Electronics Group ships its products within 24 to 48 hours from the receipt of an order. The Electronics Group makes shipments from public warehouses in Virginia, Nevada, Florida, New Jersey, California and Venezuela and from leased facilities located in New York, Venezuela, Malaysia and Germany.

Electronics product development, warranty and customer service

     The Electronics Group works closely with its customers and suppliers in the design, development and testing of its products. For the Electronics Group's OEM automobile customers, the Electronics Group performs extensive validation testing to ensure that its products meet the special environmental and electronic standards of the manufacturer. The Electronics Group also performs final assembly of products in its Hauppauge and Europe locations. The Electronics Group's product development cycle includes:

     o working with key customers and suppliers to identify consumer trends and potential demand
     o working with the suppliers to design and develop products to meet those demands
     o evaluating and testing the products in our own facilities to ensure compliance with our standards
     o    performing software design and validation testing

     The Electronics Group provides a warranty to the end-users of its electronics products, generally ranging from 90 days up to the life of the vehicle for the original owner on some of its automobile-installed products. To support its warranties, the Electronics Group has independent warranty centers throughout the United States, Canada, Europe, Venezuela and Malaysia. At its Hauppauge facility, the Electronics Group has a customer service group that provides product information, answers questions and serves as a technical hotline for installation help for both end-users and its customers.

     The Electronics Group Hauppauge facility is QS-9000:1998 (ISO-9001:1994) ISO-14001/EN ISO 14001 certified, which requires it to carefully monitor quality standards in all facets of its business.

Electronics suppliers

     The Electronics Group purchases its electronics products from manufacturers located in several Pacific Rim countries, including Japan, China, South Korea, Taiwan, Singapore and Malaysia. The Electronics Group also uses several manufacturers in the United States for cruise controls, mobile video and power amplifiers. In selecting its manufacturers, the Electronics Group considers quality, price, service, market conditions and reputation. The Electronics Group maintains buying offices or inspection offices in Taiwan, South Korea, China and Hong Kong to provide local supervision of supplier performance such as price negotiations, delivery and quality control. The Electronics Group generally purchases its products under short-term purchase orders and does not have long-term contracts with its suppliers. The Electronics Group believes that alternative sources of supply are currently available, although there could be a time lag and increased costs if it were to have an unplanned shift to a new supplier which may have a material impact on the Company.

     The Electronics Group considers relations with its suppliers to be good. In addition, the Electronics Group believes that alternative sources of supply are generally available within 120 days.

Electronics competition

     The Electronics Group's business is highly competitive across all of its product lines and competes with a number of well-established companies that manufacture and sell similar products. The Electronics Group's mobile electronics products compete against factory-supplied radios (including General Motors, Ford and Daimler Chrysler), security and mobile video systems . The Electronics Group's mobile electronics products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Alpine and Pioneer. The Electronics Group's consumer electronics product lines compete against major consumer electronic companies, such as JVC, Sony, Panasonic, Motorola, RCA, Samsung and AIWA. Brand name, design, features and price are the major competitive factors across all of its product lines.

(e)  Financial  Information  About  Foreign and Domestic  Operations  and Export
     Sales

     The amounts of net sales and long-lived assets, attributable to each of the Company's geographic segments for each of the last three fiscal years are set forth in Note 19 to the Company's consolidated financial statements included herein. During fiscal 2001, 2002 and 2003, the Company exported approximately $215, $233 and $249 million, respectively, in product sales.

Trademarks

     The Company markets products under several trademarks, including Audiovox(R), Prestige(R), Pursuit(R), Rampage(TM), Jensen(R), Acoustic Research(R), Code-Alarm(R), Car Link(R), Movies 2 Go(R) and Advent(R). The trademark Audiovox(R) is registered in approximately 67 countries. The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products.

(f)  Availability of Reports

     We make available financial information, news releases and other information on our Web site at www.audiovox.com. There is a direct link from the Web site to a third party Securities and Exchange Commissions (SEC) filings Web site, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to the SEC. In addition, the Company has adopted a code of ethics which is available free of charge upon request. Any such request should be directed to the attention of: Chris Lis Johnson, Company Secretary, 150 Marcus Boulevard, Hauppauge, New York 11788,
(631) 231-7750.

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

         The Company's significant joint ventures are:


                            Percentage    Formation
           Venture           Ownership       Date                           Function

                                                          Distribution of products for marine,
Audiovox Specialized                                         van, RV and other specialized
    Applications               50.0%         1997            vehicles.

Bliss-Tel Company,             20.0%         1997         Distribution of wireless products and
    Ltd.                                                     accessories in Thailand.

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


Name                      Age     Current Position

John J. Shalam            70      President, Chief Executive Officer and
                                       Chairman of the Board of Directors

Philip Christopher        55      Executive Vice President and a Director

Charles M. Stoehr         57      Senior Vice President, Chief Financial Officer
                                       and a Director

Patrick M. Lavelle        52      Senior Vice President and a Director

Ann M. Boutcher           53      Vice President, Marketing and a Director

Richard A. Maddia         45      Vice President, MIS  and a Director

Paul C. Kreuch, Jr.*      65      Director

Dennis F. McManus*        53      Director

Irving Halevy*            87      Director

Peter A.  Lesser*         68      Director

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

     Patrick M. Lavelle has been a Vice President of the Company since 1980 and was appointed Senior Vice President in 1991. He was elected to the Board of Directors in 1993. Mr. Lavelle is Chief Executive Officer and President of the Company's subsidiary, Audiovox Electronics Corp. Mr. Lavelle is also a member of the Board of Directors and Executive Committee of the Consumer Electronics Board and serves as Chairman of its Mobile Electronics Division.

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

     Peter A. Lesser is the President of X-10 (USA), Inc., a wholesaler of electronic home control and security systems. Mr. Lesser is founder of and has also served as a director and stockholder of X-10 Limited, the Hong Kong parent company of X-10- (USA), Inc. since 1979. He is a Member-at-Large of the Executive Board of the Consumer Electronics Association. From 1997 through 1999, Mr. Lesser served as the President of the Security Industry Association.

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

We May Not Be Able to Compete Successfully in the Highly Competitive Wireless Industry.

     The market for wireless handsets and accessories is highly competitive and is characterized by:

     o    intense price competition
     o    shorter product life cycles
     o    significant price erosion over the life of a product
     o    inventory write-downs
     o    industry consolidation
     o    rapid technological development
     o the demand by wireless carriers for value-added services provided by their suppliers

     Our primary competitors for wireless handsets currently are Motorola, LG, Nokia, Kyocera and Samsung. In addition, we compete with numerous other established and new manufacturers and distributors, some of whom sell the same or similar products directly to our customers. Historically, our competitors have also included some of our own suppliers and customers. Many of our competitors offer more extensive advertising and promotional programs than we do.

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

Since we do not make any of our own products and do not conduct our own research, we cannot assure you that we will be able to source the products that advances in technology require to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Since we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results. (see further discussions in Business Overview Page 32).

     As a result of the emergence of the digital market, which resulted in the reduction of selling prices of analog hand-held phones, we recorded an analog inventory write-down to market of $13.5 million in fiscal 2001. This write-down had a material adverse effect on our profitability. As a result of increasing pricing pressures and a surplus of supply created by other manufacturers also attempting to sell off analog inventories, there was a drop off in demand for analog products. The write-down was based upon the drop in demand, as carriers no longer promoted analog product and notified the Company that previous indications for orders of analog phones were no longer viable. Also during 2001, the Company recorded an additional inventory write-down to market of $7,150 associated with older digital products as newer products were being introduced.

     During fiscal 2002 and 2003, Wireless recorded inventory write-downs of $13.8 and $2.8 million, respectively, due to more current technological advances in the market. These write-downs were made based upon open purchase orders from customers and selling prices subsequent to the respective balance sheet dates as well as indications from customers based upon the then current negotiations. There can be no assurance that this will not occur again given the emergence of new technologies.

We  Depend on a Small  Number of Key  Customers  For a Large  Percentage  of Our
Sales.

     The wireless industry is characterized by a small number of key customers. Specifically, 70%, 71% and 72% of our wireless sales were to five wireless customers in fiscal 2001, 2002 and 2003, respectively. The loss of one or more of these customers would have a material impact on our business.

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

We Could Lose Customers or Orders as a Result of Consolidation in the Wireless Telecommunications Carrier Industry.

     As a result of global competitive pressures, there has been significant consolidation in the wireless industry which has caused extreme price competition. Future consolidations could cause us to lose business if any of the new consolidated entities do not perform as they expect to because of integration or other problems. In addition, these consolidations will result in a smaller number of wireless carriers, leading to greater competition in the wireless handset market and may favor one or more of our competitors over us. This could also lead to fluctuations in our quarterly results and carrying value of our inventory. If any of these new entities orders less product from us or elects not to do business with us or demands pricing changes in order to compete, it would have a material adverse effect on our business. In fiscal 2003, the five largest wireless customers (Verizon Wireless, Bell Distribution, Inc., Virgin Mobile, Sprint Spectrum LP and US Cellular) represented 72% of Wireless' net sales and 44% of consolidated net sales during fiscal 2003. Three customers each accounted for 34%, 15% and 12%, respectively, of Wireless' net sales for fiscal 2003.

Sales in Our Electronics Business Are Dependent on New Products and Consumer Acceptance.

     Our electronics business depends, to a large extent, on the introduction and availability of innovative products and technologies. Significant sales of new products in niche markets, such as navigation, portable DVD players and mobile video systems, have fueled the recent growth of our electronics business. If we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins will decline.

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

     Because of the increased demand for wireless and consumer electronics products, there have been, and still could be, industry-wide shortages of components. As a result, on occasion our suppliers have not been able to produce the quantities of these products that we desire. Our inability to supply sufficient quantities of products that are in demand could reduce our profitability and have a material adverse effect on our relationships with our customers. If any of our supplier relationships were terminated or interrupted, we could experience an immediate or long-term supply shortage, which could have a material adverse effect on us. It is likely that our supply of wireless products would be interrupted before we could obtain alternative products.

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

We May Not Be Able to  Sustain  Our  Recent  Growth  Rates  or  Maintain  Profit
Margins.

     Sales of our wireless products, a large portion of our business that operates on a high-volume, low-margin basis, have varied significantly over the past several years, from approximately $423 million in fiscal 1998 to approximately $1.4 billion for fiscal 2000 back to approximately $806 million in 2003. Sales of our electronics products also increased significantly from approximately $182 million for fiscal 1998 to approximately $518 million for fiscal 2003. We may not be able to continue to achieve this overall revenue growth rate or maintain profit margins because, among other reasons, of increased competition and technological changes, which can be seen in the decline of our Wireless Group. In addition, we expect that our operating expenses will continue to increase as we seek to expand our business, which could also result in a reduction in profit margins if we do not concurrently increase our sales proportionately.

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

We Are Responsible for Product Warranties and Defects.

     Even though we outsource manufacturing, we provide warranties for all of our products for which we have provided an estimated liability. Therefore, we are highly dependent on the quality of our suppliers. The warranties for our electronics products range from 90 days to the lifetime of a vehicle for the original owner. The warranties for our current wireless products generally range from 12 to 15 months. In addition, if we are required to repair a significant amount of product, the value of the product could decline while we are repairing the product.

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

     The Company's principal source of liquidity expires in July 2004, and the Company is currently in negotiations with the bank to extend this facility. We cannot assure you that we would be able to raise additional capital on favorable terms, if at all. If we could not obtain sufficient funds to meet our capital requirements, we would have to curtail our business plans. We may also raise funds to meet our capital requirements by issuing additional equity, which could be dilutive to our stockholders, though there can be no assurance that we would be able to do this.

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

     If our business needs require us to take on additional debt, secure financing or make significant capital expenditures or acquisitions, and we are unable to comply with these restrictions, we would be forced to negotiate with our lenders to waive these covenants or amend the terms of our credit facility. At May 31, 2001, November 30, 2001 and the first quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants. The Company received a waiver for the November 30, 2001 pre-tax income violation subsequent to its issuance of the November 30, 2001 financial statements. In addition, the Company received waivers for the May 31, 2001 and February 28, 2002 violations.

     At November 30, 2002, the Company was not in compliance with certain of its pre-tax income covenants. Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company's fiscal year end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company's quarter end and had not received a waiver. The Company subsequently obtained a waiver for the November 30, 2002 and February 28, 2003 violations. The Company was in compliance with all its bank covenants at November 30, 2003. While the Company has historically been able to obtain waivers for such violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with other credit facilities.

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

Our Securities Will Continue to be Listed on the Nasdaq National Market Pursuant to Exceptions.

     Following the Company's hearing with the Nasdaq related to its late filing of certain annual and quarterly forms with the SEC, the Company was notified that it must become timely in its filings and continue in the future to be timely to insure its continued listing on the Nasdaq National Market.

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

Item 2 - Properties

     As of November 30, 2003, the Company leased a total of twenty-nine operating facilities located in eleven states. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease. Wireless utilizes eight of these facilities located in California, New York, Virginia and Canada. The Electronics Group utilizes twenty-one of these facilities located in California, Florida, Georgia, Massachusetts, New York, Ohio, Tennessee, Texas and Michigan. These facilities serve as offices, warehouses, distribution centers or retail locations for both Wireless and Electronics. Additionally, the Company utilizes public warehouse facilities located in Norfolk, Virginia and Sparks, Nevada for its Electronics Group and in Miami, Florida, Toronto, Canada, Farmingdale, New York, Rancho Dominguez, California and Tilburg, Netherlands for its Wireless Group. The Company also leases facilities in Germany and Venezuela for its Electronics Group.

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

     On September 17, 2003, Audiovox Electronics Corporation ("AEC") settled the action for patent infringement that was instituted by Nissho Iwai American Corporation against AEC in the United State District Court for the Southern
District of New York. Pursuant to the settlement Nissho granted AEC a non-exclusive license for a payment covering any alleged past infringements and a per unit payment for future infringement. Neither party to the lawsuit admitted any liability or any merit to the allegations of either party.

     The Company and Audiovox Communications Corp. ("ACC"), along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with FCC ordered emergency 911 call processing capabilities. These lawsuits were consolidated and transferred to the United States District Court for the Northern District of Illinois, which in turn referred the cases to the Federal Communications Commission ("FCC") to determine if the manufacturers and service providers are in compliance with the FCC's order on emergency 911 call processing capabilities. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     In June 2003, Audiovox Communications Corp. settled the litigation it had instituted against Northcoast Communications, LLC ("Northcoast"). ACC received a partial payment of its claimed amount from Northcoast. In addition, Northcoast withdrew its counterclaims with prejudice. A Stipulation of Discontinuance with prejudice was filed in the Supreme Court of the State of New York, County of Suffolk.

     During 2001, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. On March 5, 2003, Judge Catherine C. Blake of the United States District Court for the District of Maryland granted the defendants' consolidated motion to dismiss these complaints. Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit. The appeal pending before the United States Circuit Court of Appeals, Fourth Circuit in the consolidated class action lawsuits (Pinney, Farina, Gilliam, Gimpelson and Naquin) against ACC and other suppliers, manufacturers and distributors as well as wireless carriers of hand-held wireless telephones alleging damages relating to risk of exposure to radio frequency radiation from the wireless telephones has not yet been heard. It is anticipated that the appeal will be heard in May 2004.

     The Company had been the subject of an administrative agency investigation involving alleged reimbursement of a fixed nominal amount of federal campaign contributions during the years 1995 and 1996. During the third quarter of fiscal 2003, the Company entered into a Conciliation Agreement and paid a civil penalty in the amount of $620.

     During the third quarter of fiscal 2003, a certain Venezuelan employee, who is also a minority shareholder in Audiovox Venezuela, submitted a claim to the Venezuela Labor Court for severance compensation of approximately $560. The Court approved the claim and it was paid and expensed by Audiovox Venezuela in the third quarter of fiscal 2003. The Company is challenging the payment of this claim and will seek reimbursement from the Venezuelan shareholder or the Company's insurance carrier.

     The Company does not expect the outcome of any pending litigation, separately and in the aggregate, to have a material adverse effect on its business, consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

Item 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
           Matters

Summary of Stock Prices and Dividend Data

     The Class A Common Stock of Audiovox are traded on the Nasdaq Stock Market under the symbol VOXX. No dividends have been paid on the Company's common stock. The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and Capital Resources of Management's Discussion and Analysis). There are approximately 617 holders of record of our Class A Common Stock and four holders of Class B Convertible Common Stock.


Class A Common Stock                                                          Average
                                                                              Daily
                                                                             Trading
Fiscal Period                                    High          Low            Volume

2002
   First Quarter                                   8.25         6.00          117,420
   Second Quarter                                  8.93         6.50           82,356
   Third Quarter                                   9.05         5.95           91,708
   Fourth Quarter                                 11.53         6.30           71,940

2003
   First Quarter                                  11.60         7.77          167,418
   Second Quarter                                  9.70         6.10           95,459
   Third Quarter                                  14.03         9.15          123,680
   Fourth Quarter                                 14.90        11.00           95,333

     We have not paid or declared any cash dividends on our common stock. We have retained, and currently anticipate that we will continue to retain, all of our earnings for use in developing our business. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

Equity Compensation Table

     The following table sets forth information regarding the Company's equity compensation plans in effect as of November 30, 2003:


                                                                                          Number of securities
                                                                                         remaining available for
                                                                                          future issuance under
                                  Number of securities to        Weighted average          equity compensation
                                be issued upon exercise of       exercise price of          plans (excluding
                                   outstanding options,        outstanding options,      securities reflected in
Plan Category                    warrants and rights         warrants and rights      first reporting column)
-------------                   ---------------------       --------------------      -----------------------
  Equity compensation plans
      approved by security
      holders                        2,569,864                    $11.77                        234,253
  Equity compensation plans
      not approved by security
      holders (a)                      150,000                     11.12                           --
                                     ---------                    ------                        -------
  Total                              2,719,864                    $11.76                        234,253
                                     =========                    ======                        =======

(a) Represents 30,000 stock options issued to outside directors and 120,000 warrants issued to outside legal counsel. See Note 16 of Notes to Consolidated Financial Statements.

Item 6 - Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this report. The consolidated statements of operations data for each of the five fiscal years in the period ended November 30, 2003, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements (in thousands except per share data).

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Event" and Note 2, "Restatement of Consolidated Financial Statements", and Note 22, "Unaudited Quarterly Financial Data" of
Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and restated unaudited quarterly data for fiscal quarters during the year ended November 30, 2001 and the fiscal 2002 quarters ended February 28, 2002, May 31, 2002 and August 31, 2002. The Company did not restate the year ended November 30, 1999 as any restatement amounts applicable to that year were not material and were recorded in fiscal 2000.


                                                                    Years Ended November 30,
                                         -------------------------------------------------------------------------------
                                           1999          2000 (1)        2001 (1)     2002           2003
                                           ----          --------        --------     ----           ----

Consolidated  Statement of
   Operations Data

Net sales (2)(3)                       $ 1,149,537   $ 1,670,291   $ 1,276,591    $ 1,100,382    $ 1,323,902
Operating income                            38,237        39,629        (9,236)       (14,076)        21,803
Income (loss) before extraordinary
   item and cumulative effect of a
   change in accounting for negative
   goodwill                                 27,246        25,303        (7,198)       (14,280)        11,239
Extraordinary item                            --           2,189          --             --             --
Cumulative effect of a change in
   accounting for negative goodwill           --            --            --              240           --
Net income (loss)                           27,246        27,492        (7,198)       (14,040)        11,239
Income (loss) per common share
   before extraordinary item and
   cumulative effect of a change in
   accounting for negative goodwill:
   Basic                                      1.43          1.19         (0.33)         (0.65)          0.51
   Diluted                                    1.39          1.12         (0.33)         (0.65)          0.51
Net income (loss) per common share:
   Basic                                      1.43          1.29         (0.33)         (0.64)          0.51
   Diluted                                    1.39          1.22         (0.33)         (0.64)          0.51

Consolidated Balance Sheet Data

Total assets                           $   486,220   $   517,586   $   544,497    $   551,235        579,703
Working capital                            272,081       305,369       284,166        292,687        304,354
Long-term obligations, less current
   installments                            122,798        23,468        10,040         18,250         29,639
Stockholders' equity                       216,744       330,766       323,220        309,513        325,728

(1)  See Note (2) of Notes to Consolidated Financial Statements.

(2)  Effective  March 1, 2002, the Company  adopted  Emerging  Issues Task Force
     (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer". Upon adoption of this Issue, the Company reclassified its sales incentives offered to its customers from selling expenses to net sales. For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

(3) In fiscal 2001, the Company adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company has reclassified such billed amounts, which were previously netted in cost of sales, to net sales. Gross profit has remained unchanged by this adoption. For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "may," "believe," "estimate," "expect," "plan," "intend," "project," "anticipate," "continues," "could," "potential," "predict" and similar expressions may identify forward- looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events, activities or developments. The Company's actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:

     o    growth  trends  in  the  wireless,   mobile  and  consumer  electronic
          businesses
     o technological and market developments in the wireless, automotive, mobile and consumer electronics businesses
     o    liquidity
     o    availability of key employees
     o    expansion into international markets
     o    the availability of new consumer electronic products
     o    the availability of new wireless products

     These   forward-looking   statements   are  subject  to   numerous   risks,
uncertainties and assumptions about the Company including, among other things:

     o    the ability to keep pace with technological advances
     o impact of future selling prices on Company profitability and inventory carrying value
     o significant competition in the wireless, automotive, mobile and consumer electronics businesses
     o    quality and consumer acceptance of newly introduced products
     o    the relationships with key suppliers
     o    the relationships with key customers
     o    possible increases in warranty expense
     o    changes in the Company's business operations
     o    the loss of key employees
     o    foreign currency risks
     o    political instability
     o    changes in U.S. federal, state and local and foreign laws

     o    changes in regulations and tariffs
     o    seasonality and cyclicality
     o    inventory obsolescence and availability
     o consolidations in the wireless and retail industries, causing a decrease in the number of carriers and retail stores that carry our products
     o    changes in global or local economic conditions

Restatement of Consolidated Financial Statements

     The Company has previously restated its consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and for the fiscal quarters during the year ended November 30, 2001 and the fiscal 2002 quarters ended February 28, 2002, May 31, 2002 and August 31, 2002. In addition, the Company previously reclassified certain expenses from operating expenses to cost of sales for fiscal 2001 and for each of the quarters in the nine months ended August 31, 2002. Please refer to the Company's previously filed Form 10-K for the year ended November 30, 2002 for details.

Business Overview

     The Company markets its products under the Audiovox(R) brand name and other brand names such as Jensen(R), Acoustic Research(R) and Advent(R), as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics.

     Wireless consists of Audiovox Communications Corp. (ACC), a 75%-owned subsidiary of Audiovox, and Quintex Mobile Communications Corp. (Quintex), which is a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and carriers overseas primarily in the CDMA (Code Division Multiple Access) market. Based on unit sales, ACC has a substantial share of the CDMA market, which is directly impacted by new product introductions and high customer concentration (see Cautionary Factors that May Affect Future Results). Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service. Quintex also receives residual fees and activation commissions from the carriers. Residuals are paid by the carriers based upon a percentage of usage of customers activated by Quintex for a period of time (1-5 years). Quintex also sells a small volume of electronics products not related to wireless which are categorized as "other" sales.

     The Electronics Group consists of four wholly-owned subsidiaries: Audiovox Electronics Corporation (AEC), American Radio Corp., Code Systems, Inc. (Code) and Audiovox Europe Holdings GmbH (Audiovox Europe) and three majority-owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings
(M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets, both domestically and internationally, automotive sound and security systems, electronic car accessories, home and portable sound products, two-way radios, in-vehicle video systems, flat-screen televisions, DVD players and navigation systems. Sales are made through an extensive distribution network of mass merchandisers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis. American Radio Corp. is also involved on a limited basis in the wireless marketplace and these sales are categorized as "other".

     The Company allocates interest and certain shared expenses, including treasury, legal, human resources and information systems, to the marketing groups based upon both actual and estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.

     From fiscal 1999 through 2003, several major events and trends have affected the Company's results and financial conditions. Such events and trends are discussed below.

     Handset sales in our Wireless Group increased from 6.1 million units in fiscal 1999 to an all-time high of 8.9 million units in fiscal 2000 as a result of the introduction of digital technology, reduced cost of service plans and expanded feature options which attracted more subscribers to the carriers systems. During 2001 through 2003, as a result of the change in technology from analog to digital, the consolidation of our carrier customer base and increased price competition from our competitors, the Wireless Group's overall growth was impacted. Further during this period, the addition of several new competitors had an effect on the Company's sales. These factors resulted in a reduction of our net sales to 4.7 million units in 2003. This overall trend in our wireless business from 1999 was impacted by:

     o the introduction of digital technology, which has allowed carriers to significantly increase subscriber capacity
     o    reduced cost of service and expanded feature options
     o    consolidation of carrier customers
     o    price competition
     o    increased competition
     o    shortened product life cycle
     o    product testing and acceptance complexity

     In fiscal 2001, 2002 and 2003, the Company recorded inventory write-downs to market of $20,650, $13,823 and $2,817, respectively. These write-downs were primarily due to increased pricing pressures, competition and changing technologies. Wireless' gross profit margins were negatively impacted by 2.1,
1.9 and 0.3 percentage points, respectively, as a result of these write-downs. As the life cycle for wireless products shortens, the timing of product testing and acceptance for new wireless technology has become critical. Complex wireless technology has caused delays in product testing and acceptance which may result in delayed product introductions. This trend of product testing, competition, price erosion, and changing technologies will continue to affect the overall wireless business segment.

     In fiscal 2001, 2002 and 2003, Wireless recorded $12,555, $3,216 and $1,137, respectively, into income due to reversals of previously established sales incentive accruals. Wireless' gross profit margins were positively impacted by 1.3, 0.4 and 0.1 percentage points, respectively, as a result of these reversals. See further discussion in critical accounting policies.

     In our Electronics Group, sales were $239.6 million in 1999 and $517.7 million in 2003. During this period, the Company's sales were impacted by the following items:

     o the growth of our consumer electronic products business from $38.2 million in fiscal 1999 to $144.3 million in fiscal 2003 was a result of the introduction of new consumer goods
     o the introduction of mobile video entertainment systems and other new technologies
     o growth of OEM business o acquisition of Recoton in fiscal 2003 and the formation of Audiovox Europe

     Both of the Company's segments, Electronics and Wireless, are influenced by the introduction of new products and changes in technology (see Cautionary Factors That May Affect Future Results: Our success depends on our ability to keep pace with technological advances in the wireless industry).

     During fiscal 2002 and 2003, the Company introduced several new products in our Electronics segment, which included an extended line of portable DVD products for the consumer market, new flat panel TV's and satellite radios. In our Wireless group, the technology has evolved to new 1X technology, color view screens and camera phones, PDA's with built-in wireless capabilities and certain 1X phones have the availability to utilize the new GPS locator systems. As a result of the continuous introduction of new products, the Company must sell existing older models prior to new product introduction or the value of the inventory may be impacted (see Critical Accounting Policies - Inventory, MD&A Discussions).

     Gross margins in the Company's electronics business have decreased to 16.6% for fiscal 2003 from 18.1% in 2000 due to increased sales to mass merchants and a change in the product mix, partially offset by higher margins in mobile video products, other new technologies and products and the growth of the international business.

     In fiscal 2001, 2002 and 2003, Electronics recorded $298, $716 and $886, respectively, into income upon the expiration of unclaimed sales incentive accruals. As a result, Electronics' gross profit margins were positively impacted by 0.1, 0.2 and 0.2 percentage points, respectively.

     The Company's total operating expenses have increased at a slower rate than sales since 1999. Total consolidated operating expenses were $96.4 million in 1999 and $102.4 million in 2003. In fiscal 2003, operating expenses have increased 6.2% since 1999, compared to sales growth of 15.2% since 1999. The Company has invested in management information systems and its operating facilities to increase its efficiency.

     During fiscal 2002, the Company's financial position was improved by the sale of 20% of its previously 95%-owned subsidiary, ACC, to Toshiba for $27.2 million. This sale was offset by the Recoton acquisition in fiscal 2003 which approximated $40.0 million, net of cash acquired.

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

Revenue Recognition

     The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of product from the Company's customers. The Company does accept returns of products, if properly requested, authorized, and approved by the Company. The Company records an estimate of returns of products to be returned by its customers. Management continuously monitors and tracks such product returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. The Electronics segment's selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates.

     The Wireless segment has sales agreements with certain customers that provide for a rebate of the selling price to such customers if the particular product is subsequently sold at a lower price to the same customer or to a different customer. The rebate period extends for a relatively short period of time. Historically, the amounts of such rebates paid to customers have not been material. The Company estimates the amount of the rebate based upon the terms of each individual arrangement, historical experience and future expectations of price reductions, and the Company records its estimate of the rebate amount at the time of the sale.

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

     Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of the Company's sales revenue to the customer or is a fixed amount per unit sold to the customer. Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. The customer's achievement of the sales threshold and consequently the measurement of the total rebate for the Wireless segment cannot be reasonably estimated. Accordingly, the Wireless segment recognizes a liability for the maximum potential amount of the rebate with the exception of certain volume incentive rebates that include very aggressive tiered levels of volume purchases. For volume incentive rebates that include very aggressive tiered levels of volume purchase, the Wireless segment recognizes a liability for the rebate as the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund on a program by program basis are recognized. The Electronics segment makes an estimate of the ultimate amount of the rebate their customers will earn based upon past history with the customer and other facts and circumstances. The Electronics segment has the ability to estimate these volume incentive rebates, as there does not exist a relatively long period of time for a particular rebate to be claimed, the Electronics segment does have historical experience with these sales incentive programs and the Electronics segment does have a large volume of relatively homogenous transactions. Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

     With respect to the accounting for co-operative advertising allowances, market development funds and volume incentive rebates, there was no impact upon the adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (EITF 01-9), as the Company's accounting policy prior to March 1, 2002 was consistent with its accounting policy after the adoption of EITF 01-9.

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

     The accrual for sales incentives at November 30, 2002 and 2003 was $12,151 and $21,894, respectively. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers of offered and accepted sales incentives, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results.

     For the fiscal years ended November 30, 2001, 2002 and 2003, reversals of previously established sales incentive liabilities amounted to $14,369, $4,716 and $2,940, respectively. These reversals include unearned sales incentives and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates for both segments are reversed into income in the period when the customer did not purchase the required minimum quantities of product during the specified time. Unearned sales incentives for fiscal years ended November 30, 2001, 2002 and 2003 amounted to $9,051, $1,354 and $1,310, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment of the earned sales incentive from the Company. Unclaimed sales incentives for fiscal years ended November 30, 2001, 2002 and 2003 amounted to $5,318, $3,362 and $1,630, respectively.

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

     The Electronics segment reverses earned but unclaimed sales incentives upon the expiration of the claim period. The Company believes that the reversal of earned but unclaimed sales incentives for Electronics upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. For the Electronics segment, the majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program.

Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company's reserve for estimated credit losses at November 30, 2003 was $6,947. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Since the Company's accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivables and future operating results.

Inventories

     The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from customers based upon the then current negotiations. As demonstrated in recent years, demand for the Company's products can fluctuate significantly. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, the Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In such situations, the Company generally does not obtain price protection from its vendors, however, on occasion, the Company has received price protection which reduces the cost of inventory. Since price protection reduces the cost of inventory, as the Company sells the inventory for which it has received price protection, the amount is reflected as a reduction to cost of sales. There can be no assurances that the Company will be successful in negotiating such price protection from its vendors in the future.

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

     The Company maintains a significant investment in inventory and, therefore, is subject to the risk of losses on write-downs to market and inventory obsolescence. The Company decided to substantially exit the analog phone line of business to reflect the shift in the wireless industry from analog to digital technology and recorded a charge of approximately $13,500 during the second quarter of 2001 to reduce its carrying value of its analog inventory to estimated market value. During the fourth quarter of 2001, Wireless recorded inventory write-downs to market of $7,150 as a result of the reduction of selling prices primarily related to digital hand-held phones during the first quarter of 2002 in anticipation of new digital technologies. During the year ended November 30, 2002, Wireless recorded inventory write-downs to market of $13,823.

     During fiscal 2003, Wireless recorded inventory write-downs of $2,817 based upon open purchase orders from customers and selling prices subsequent to the respective balance sheet dates as well as indications from our customers based upon current negotiations. It is reasonably possible that additional write-downs to market may be required in the future given the continued emergence of new technologies, however, no estimate can be made of such write-downs. At November 30, 2003, Wireless had on hand approximately 15,600 units of previously written-down inventory, with an extended value of approximately $800.

     For certain inventory items, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from the manufacturer. The Company records such price protection, as necessary, at the time of the sale of the units. For fiscal 2001, 2002 and 2003, price protection of $ 4,550, $27,683 and $13,031, respectively, was recorded as a reduction to cost of sales as the related inventory was sold. (see Cautionary Factors That May Affect Future Results: Our success depends on our ability to keep pace with technological advances in the wireless industry.)

Goodwill and Other Intangible Assets

     Goodwill and Other Intangible assets consist of the excess cost over fair value of assets acquired and (goodwill) and other intangible assets (patents and trademarks). Goodwill, which includes equity investment goodwill, is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Goodwill and other intangible assets that have an indefinite life are not amortized.

     On an annual basis, we test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. Additionally, we evaluate our recorded intangible assets with the assistance of a third-party valuation firm, as necessary.

Warranties

     The Company offers warranties of various lengths depending upon the specific product. The Company's standard warranties require the Company to repair or replace defective product returned to the Company by both end users and its customers during such warranty period at no cost to the end users or customers. The Company records an estimate for warranty related costs based upon its actual historical return rates and repair costs at the time of sale, which are included in cost of sales. The estimated liability for future warranty expense amounted to $12,006 at November 30, 2003, which has been included in accrued expenses and other current liabilities. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair the Company's products, could have a material adverse impact on its operating results for the period or periods in which such returns or additional costs materialize.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

     The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have  sufficient  taxable  income of an  appropriate  character  within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company has evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Effective May 29, 2002, the Company's ownership in the Wireless Group was decreased to 75% (see Note 3). As such, the Company no longer files a consolidated U.S. Federal tax return. As a result, the realizability of the Wireless Group's deferred tax assets are assessed on a stand-alone basis. The Company's Wireless Group has incurred cumulative losses in recent years, and therefore based upon these cumulative losses and other material factors (including the Wireless Group's inability to reasonably and accurately estimate future operating and taxable income based upon the volatility of their historical operations), the Company has determined that it is more likely than not that some of the benefits of the Wireless Group's deferred tax assets and carryforwards will expire unused. Accordingly, the Company recorded an additional valuation allowance of $13,090 during fiscal year ended November 30, 2002 related to the Wireless Group's deferred tax assets. During the fiscal year ended November 30, 2003, the valuation allowance was reduced by $641 due to a reduction in various temporary differences.

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

Results of Operations

     The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:


                                                              Percentage of Net Sales
                                                             Years Ended November 30,
                                                           ---------------------------
                                                            2001 (1)   2002      2003
                                                            ------    ------    ------

Net sales (2):
     Wireless
         Wireless products                                   74.3%     63.7%     59.4%
         Activation commissions                               2.1       2.2       1.3
         Residual fees                                        0.2       0.2       0.2
         Other                                                0.1       0.1       --
                                                            ------    ------    ------
            Total Wireless                                   76.7      66.1      60.9
                                                            ------    ------    ------
     Electronics
         Mobile electronics                                  12.4      20.8      22.2
         Sound                                                4.5       5.1       5.9
         Consumer electronics                                 6.3       7.9      10.9
         Other                                                0.1       0.1       0.1
                                                            ------    ------    ------
            Total Electronics                                23.3      33.9      39.1
                                                            ------    ------    ------
            Total net sales                                 100.0     100.0     100.0
Cost of sales                                               (94.4)    (93.2)    (90.6)
                                                            ------    ------    ------
Gross profit                                                  5.6       6.8       9.4
Selling                                                      (2.4)     (2.7)     (2.8)
General and administrative                                   (3.6)     (5.0)     (4.5)
Warehousing and technical support                            (0.3)     (0.4)     (0.5)
                                                            ------    ------    ------
         Total operating expenses                            (6.3)     (8.1)     (7.8)
                                                            ------    ------    ------
Operating income (loss)                                      (0.7)     (1.3)      1.6
Interest and bank charges                                    (0.5)     (0.4)     (0.3)
Equity in income in equity investments                        0.3       0.2       0.2
Gain on issuance of subsidiary shares                         --        1.3       --
Other, net                                                    --       (0.4)      0.1
                                                            ------    ------    ------
Income (loss) before provision for (recovery of) income
     taxes, minority interest and cumulative effect          (0.9)     (0.6)      1.6
Provision for (recovery of) income taxes                     (0.3)      1.2       0.7
Minority interest                                             0.1       0.4        --
Cumulative effect                                              --        --        --
                                                            ------    ------    ------
Net income (loss)                                            (0.6)%    (1.3)%    0.9 %
                                                            =======   =======   ======

(1)  See Note (2) of Notes to Consolidated Financial Statements.

(2)  Effective  March 1, 2002, the Company  adopted  Emerging  Issues Task Force
     (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer". Upon adoption of this Issue, the Company reclassified its sales incentives offered to its customers from selling expenses to net sales.

     Previously reported operating income (loss) has remained unchanged by this adoption. For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

     The net sales and percentage of net sales by product line and marketing group for the fiscal years ended November 30, 2001, 2002 and 2003 are reflected in the following table. Certain reclassifications and recaptionings have been made to the data for periods prior to fiscal 2003 in order to conform to fiscal 2003 presentation.


                                                     Fiscal Years Ended November 30,
                            ---------------------------------------------------------------------------
                                   2001 (1)                      2002                        2003
                            -----------------------    ---------------------      ---------------------

Net sales:

Wireless
   Products                 $  948,921      74.3%      $  700,658      63.7%      $  787,297      59.4%
   Activation commissions       26,879       2.1           24,393       2.2           16,652       1.3
   Residual fees                 2,396       0.2            2,187       0.2            2,261       0.2
   Other                           692       0.1              420       0.1              --      --
                            ----------     ------      ----------     ------      ----------     ------
      Total Wireless           978,888      76.7          727,658      66.1          806,210      60.9
                            ----------     ------      ----------     ------      ----------     ------

Electronics
   Mobile electronics          157,706      12.4          229,327      20.8          294,519      22.2
   Sound                        57,456       4.5           56,281       5.1           78,413       5.9
   Consumer electronics         80,380       6.3           86,472       7.9          144,240      10.9
   Other                         2,160       0.1              644       0.1              520       0.1
                            ----------     ------      ----------     ------      ----------     ------
      Total Electronics        297,702      23.3          372,724      33.9          517,692      39.1
                            ----------     ------      ----------     ------      ----------     ------
      Total                 $1,276,591     100.0%      $1,100,382     100.0%      $1,323,902     100.0%
                            ==========     ======      ==========     ======      ==========     ======


(1)  See Note (2) of Notes to Consolidated Financial Statements.

Management Key Indicators

     Management reviews the following financial and non-financial indicators to assess the performance of the Company's operating results:

     o Net Sales by product class - Management reviews this indicator in order to determine sales trends for certain product classes as this indicator is directly impacted by unit sales and new product introductions.
     o Gross profit margin - This indicator allows management to assess the effectiveness of product introductions, timing of product acceptances and significance of inventory write- downs.
     o Operating Expenses as a % of net sales - This indicator is reviewed to determine the efficiency of operating expenses in relation to the Company's operations and identify significant fluctuations or possible future trends.
     o Inventory and Accounts Receivable turnover - Inventory purchases and accounts receivable collections are two significant liquidity factors that determine the Company's ability to fund current operations and determine if additional borrowings may be necessary for future capital outlays.

     o Major acquisitions and transactions- Management consistently monitors the aforementioned key indicators as well as economic and industry conditions during consideration of major acquisitions and transactions, such as the recent Recoton acquisition.

Fiscal 2002 Compared to Fiscal 2003
Consolidated Results

Net Sales

     Consolidated net sales for fiscal 2003 increased $223,520 or 20.3% to $1,323,902 as compared with $1,100,382 in fiscal 2002 and were impacted by a $135 increase in sales incentives expense.

     Wireless Group sales were $806,210 in fiscal 2003, a 10.8% increase from sales of $727,658 in fiscal 2002. Unit sales of wireless handsets decreased 5.9% to approximately 4,657,000 units in fiscal 2003 from approximately 4,950,000 units in fiscal 2002. However, the average selling price of the Company's handsets increased to $163 per unit in fiscal 2003 from $136 per unit in fiscal 2002 due to higher selling prices of new product introductions.

     Electronics Group sales were $517,692 in fiscal 2003, a 38.9% increase from sales of $372,724 in fiscal 2002. This increase was largely due to increased sales in the mobile video and consumer electronics product lines as a result of new product introductions in digital video. Furthermore, this increase was also due to the addition of $26,377 in sales by Audiovox Europe (see Note 6) from the Recoton acquisition. Sound sales increased as a result of the Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), trademarks which was acquired during the Recoton acquisition. This increase in sound was partially offset by a change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in fully-featured sound systems is expected to continue except in the satellite radio product line. Excluding Audiovox Europe, sales by the Company's international subsidiaries decreased $12,128 or 55.2% in fiscal 2003 due to a 68.1% decrease in Venezuela due to the temporary shut-down of the operations attributable to political and economic instability and a 41.6% decrease in Malaysia as a result of lower OEM sales.

Gross Profit

     Gross profit margin for fiscal 2003 was 9.4%, compared to 6.8% in fiscal 2002. This increase in profit margin resulted primarily from lower Wireless inventory write-downs and a change in the mix of sales from Wireless to Electronics, which carries a higher gross margin. Margins for the Wireless Group increased to 4.7% from 2.0% due to lower inventory write-downs as a result of maintaining lower inventory levels and improved inventory management. Specifically, Wireless inventory write-downs were $2,817 for fiscal 2003 compared to $13,823 in fiscal 2002. During fiscal 2003, there was no significant impact to our gross profit margins on the subsequent sale of previously written-down inventory. Margins for the Electronics Group increased to 16.6% from 16.1% due to margins achieved from Audiovox Europe from the sale of Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R) products. Consolidated gross margins were also adversely impacted by late wireless product introductions and increased sales incentives. Further trends in the operations will be discussed in detail in each individual marketing group MD&A discussion.

Operating Expenses

     Operating expenses increased $13,728 to $102,403 in fiscal 2003, compared to $88,675 in fiscal 2002. As a percentage of net sales, operating expenses decreased to 7.8% in fiscal 2003 from 8.1% in fiscal 2002. Major components of this increase were a $2,848 increase in advertising due to an increase in general promotions to support the growing business and $7,755 of operating expenses for Audiovox Europe which was acquired in the third quarter of fiscal 2003. In addition, direct labor costs increased $1,771 as a result of increased production, primarily in the Electronics Group, and employee benefits increased $2,785 due to a payment made to certain Venezuela executives, increased profit sharing accruals and health care costs. The above increases were offset by a $4,318 decrease in bad debt expense, primarily as a result of recoveries of former customers and improved credit worthiness of current customers as compared to the prior year. Operating income for fiscal 2003 was $21,803, compared to an operating loss of $14,076 in 2002.

Net Income (Loss)

     As a result of new product introductions, a growing economy and improved gross profit margins, net income for fiscal 2003 was $11,239 compared to a net loss of $14,040 in fiscal 2002. Net income per share for fiscal 2003 was $0.51, basic and diluted compared to a net loss per share of $0.64 for fiscal 2002, basic and diluted.

Wireless Results

     The following table sets forth for the fiscal years indicated certain statements of operations data for Wireless expressed as a percentage of net sales:


                                                 2002                       2003
                                         ---------------------      ---------------------

Net sales:
     Wireless products                   $ 700,658       96.3%      $ 787,297       97.7%
     Activation commissions                 24,393        3.3          16,652        2.1
     Residual fees                           2,187        0.3           2,261        0.2
     Other                                     420        0.1            --       --
                                         ---------      ------      ----------    -------
         Total net sales                   727,658      100.0         806,210      100.0
Gross profit                                14,291        2.0          37,977        4.7
Operating expenses
     Selling                                11,148        1.5          10,959        1.4
     General and administrative             21,522        3.0          16,773        2.1
     Warehousing and technical support       2,593        0.4           2,827        0.3
                                         ---------      ------      ----------    -------
         Total operating expenses           35,263        4.9          30,559        3.8
                                         ---------      ------      ----------    -------
Operating income (loss)                    (20,972)      (2.9)          7,418        0.9
Other expense                               (3,934)      (0.5)         (1,801)      (0.2)
                                         ---------      ------      ----------    -------
Pre-tax income (loss)                    $ (24,906)      (3.4)%    $   5,617        0.7%
                                         =========      =======    ===========    =======

     Wireless is composed of ACC and Quintex, both subsidiaries of the Company.

Net Sales

     Net sales increased $78,552, or 10.8%, to $806,210 from fiscal 2002. Unit sales of wireless handsets decreased by approximately 293,000 units in fiscal 2003, or 5.9%, to approximately 4,657,000 units from 4,950,000 units in fiscal 2002. This decrease in unit sales was attributable to late introductions of new product and slower growth in the wireless industry, however, the average selling price of handsets increased to $163 per unit in fiscal 2003 from $136 per unit in fiscal 2002. This increase was due to higher selling prices of the newly-introduced digital flip phones with color screens, web-browsing and camera capability. The Company expects selling prices for digital phones to increase as enhancements in digital technology expand digital phone capabilities.

     There was a decrease in sales incentives expense of $7,780, net of reversals of $1,137 as a result of late product introductions as compared to the prior year offset by a reduction in reversals for unclaimed sales incentives. In the prior year, the Company introduced a new phone which had a sales incentive program with a large customer that resulted in an increase of approximately $18,000 in sales incentives. Reversals for unclaimed sales incentives decreased $1,902 as compared to the prior year due to an increase in claims of earned sales incentives from larger customers as compared to the prior year as the Company has focused more emphasis on this area. These sales incentive programs are expected to continue as the Company introduces new technology and products. Also, sales incentives will either increase or decrease based upon our competition and our customer demands.

Gross Profit

     Gross profit margins increased to 4.7% as compared to 2.0% in 2002 as a result of the introduction of higher margin products, decreased sales incentive programs, lower inventory write-downs and decreased temporary personnel costs. During fiscal 2003, as compared to fiscal 2002, there was a decrease of $7,780 in sales incentive expense as a result of fewer new product introductions, net of reversals of $1,137.

     For fiscal 2002, gross margins were negatively impacted by inventory write-downs of $13,823 or 1.9% compared to $2,817 or 0.3% in 2003. The write-downs recorded in 2003 were based upon open purchase orders from customers and selling prices as well as indications from our customers based upon current negotiations. The decrease in inventory write-downs was primarily due to Wireless maintaining lower inventory levels in fiscal 2003, which consisted primarily of newer products as compared to fiscal 2002. As compared to fiscal 2002, which had several products near the end of their respective life cycle, fiscal 2003 inventory levels consists primarily of newly-introduced products which achieved higher margins as compared to the prior year. At November 30, 2003, the Company had on hand approximately 15,600 units of previously written-down inventory which, after write-down, had an approximate extended value of $800. The Company plans to sell these items to its existing customers during the next year. A majority of the units that were previously written-down in fiscal 2002 have been sold. The remaining balance of inventory previously written-down in fiscal 2002 is not material and will be sold in the next fiscal year. None of this inventory was scrapped. The Company expects that as new products are introduced, existing models on hand are effected by price competition from our competitors and demand by our customers, it could experience additional write- downs in the future.

     Temporary personnel costs decreased $1,904 due to Wireless maintaining less inventory on hand during fiscal 2003, which resulted in fewer software upgrades being performed as compared to the prior year. Gross margins were favorably impacted by reimbursement from a vendor for software upgrades performed on inventory sold of $1,331 and $557 for fiscal 2002 and 2003, respectively. Without this reimbursement, gross margins would have been lower by 0.2% and 0.1% for fiscal 2002 and 2003, respectively. In addition, the Company has recorded price protection of $27,683 and $13,031 for fiscal 2002 and 2003, respectively, from a vendor for certain inventory, recorded as a reduction to cost of sales as the related inventory was sold. Without this price protection, gross profit margins would have been lower by 4.5% and 1.6% for fiscal 2002 and 2003, respectively.

Operating Expenses

     Operating expenses decreased $4,704 in fiscal 2003 from fiscal 2002. As a percentage of net sales operating expenses decreased to 3.8% during fiscal 2003 compared to 4.8% in fiscal 2002. Excluding the $3,200 bonus provision recorded in connection with the Toshiba transaction in 2002 (see Note 3) and $3,492 decrease in bad debt expense (see discussion below), operating expenses would have increased $1,988 or 7.0% in fiscal 2003 from fiscal 2002.

     Selling expenses decreased $189 in fiscal 2003 compared to fiscal 2002, primarily as a result of:

     o Decline in commissions of $651 due to lower commissionable sales, as a result of a decrease in Quintex sales and restructuring of commission deals with salesmen.

     o As a result of restructuring the above commission deals, base salaries of salesman increased $299.

     o Trade show expenses increased $158 as the Wireless group was attending more shows and promotions as new products were being introduced.

     General and administrative expenses decreased $4,749 in fiscal 2003 compared to the prior year, primarily as a result of:

     o    A  $3,022   decrease  in  officer's   salaries   primarily  due  to  a
          non-recurring bonus provision and new executive compensation contract in connection with the Toshiba transaction in 2002 (see Note 3).

     o Bad debt expense decreased $3,492 primarily due to the recovery of a previously charged bad debt and a customer who filed for bankruptcy in 2002, which did not recur in fiscal 2003. The Company does not consider this decrease in bad debt expense to be a trend in the overall accounts receivable.

     o The above decreases were offset by a $947 increase in employee benefits due to increased profit sharing accruals and costs under the employee health care plan.

     o Taxes and licenses increased $371 primarily due to a 2002 battery recycling refund that did not repeat in 2003.

     o Additionally, insurance expense increased $409 as a result of higher premiums for general and umbrella insurance policies as a result of the increase in sales and business activity.

     Warehousing and technical support expenses increased $234 for fiscal 2003 from 2002, primarily as a result of:

     o Increases in direct labor, payroll taxes and benefits of $470 due to additional personnel in engineering for product development, testing and warranty call center for customer service as products have become more complex.

     o The above increase was partially offset by a decrease in overseas buying offices of $263 due to non-usage of the Korean buying office.

Numerous other individually insignificant fluctuations account for the remaining net change in operating expenses.

Pre-tax Income (Loss)

     As a result of the increase in sales due to new product introductions, less inventory write-downs and a reduction in operating expenses, pre-tax income for fiscal 2003 was $5,617, compared to a pre-tax loss of $24,906 for fiscal 2002.

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

Electronics Results

     The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:


                                                 2002                           2003
                                         ---------------------       ---------------------


Net sales:
     Mobile electronics                  $ 229,327       61.5%       $294,519       56.9%
     Sound                                  56,281       15.1          78,413       15.1
     Consumer electronics                   86,472       23.2         144,240       27.9
     Other                                     644        0.2             520        0.1
                                         ---------      ------       ---------     -------
        Total net sales                    372,724      100.0         517,692      100.0

Gross profit                                60,037       16.1          85,985       16.6

Operating expenses
     Selling                                15,944        4.3          22,159        4.3
     General and administrative             23,300        6.2          30,981        6.0
     Warehousing and technical support       1,137        0.3           2,760        0.5
                                         ---------      ------       ---------     -------
        Total operating expenses            40,381       10.8          55,900       10.8
                                         ---------      ------       ---------     -------

Operating income                            19,656        5.3          30,085        5.8
Other expense                               (1,927)      (0.5)           (545)      (0.1)
                                         ---------      ------       ---------     -------
Pre-tax income                           $  17,729        4.8%      $  29,540        5.7%
                                         =========      ======      ==========     =======

Net Sales

     Net sales increased $144,968, or 38.9%, to $517,692 from net sales of $372,724 in fiscal 2002. Sales of Audiovox Europe accounted for $26,377, or 18.2%, of this increase as a result of the Recoton acquisition (see Note 6). Mobile electronics sales increased $65,192 (28.4%) during 2003 from 2002. Sales of Mobile Video within the Mobile Electronics category increased over 38% in fiscal 2003 from fiscal 2002 as a result of the introduction of new video digital product, satellite radio and navigation products. Consumer Electronics increased $57,768 (66.8%) to $144,240 in fiscal 2003 from $86,472 in fiscal
2002, primarily in sales of DVD/video-in-a-bag and portable DVD players. Sound sales also increased as a result of the Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), trademarks which usage right was acquired during the Recoton acquisition. This increase in sound was partially offset by a change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in fully-featured sound systems is expected to continue, offset by the Jensen acquisitions and increased sales in the satellite radio product line.

     There was an increase in sales incentives expense of $7,915, net of reversals of $1,803, to $14,080, due to higher sales volume. The increase in sales resulted in an increase in sales incentives as many sales incentive programs are based on a percentage of sales. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands. Net sales in the Company's Malaysian subsidiary decreased $4,844 (41.6%) from last year primarily from lower OEM business. The Company's Venezuelan subsidiary experienced a decrease of $6,160 (68.1%) in sales from last year, due to the temporary closing of the offices due to the impact of economic and political instability in the country. These decreases were offset by additional sales from Audiovox Europe of $26,377 since the acquisition of Recoton on July 8, 2003.

Gross Profit

     Gross profit margins increased to 16.6% in fiscal 2003 from 16.1% in fiscal 2002. This increase was due to margins achieved in Audiovox Europe from Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R) products as well as an increase in Code-Alarm margins due to a decline in production and warranty costs. This increase was offset by an increase in the sales of video products sold through consumer channels, which carry a lower gross margin as opposed to other product lines. In addition, there was a $7,915 increase in sales incentive expense, net of reversals of $1,803, due to higher sales volume.

Operating Expenses

     Operating expenses increased $15,519 in fiscal 2003, a 38.4% increase compared to fiscal 2002. The AEC group (Audiovox Electronics, Code-Alarm and American Radio) accounted for $7,735 or 49.8% of the fiscal 2003 increase. The international group (Audiovox Europe, Malaysia and Venezuela) accounted for $7,784 or 50.2% of the fiscal 2003 increase which was primarily due to the Recoton acquisition. As a percentage of net sales, operating expenses remained consistent at 10.8%.

     Selling expenses increased $6,215 during fiscal 2003 of which $3,761 and $2,454 was attributable to the AEC group and international group, respectively.

     o The increase for the AEC group was primarily due to increases of $1,359 in commissions due to an increase in commissionable sales and salesman salaries, payroll taxes and benefits of $1,161 as a result of higher employee wages and the hiring of additional employees. In addition, advertising expense increased $827 as a result of general promotions in an effort to support the growing business.

     o The increase for the international group was due to approximately $2,640 of Audiovox Europe expenses offset by a $186 decrease in Malaysia and Venezuela. Audiovox Europe expenses were primarily comprised of $1,285 in commissions, $241 of salesman salaries and $951 of advertising due to the operations of Recoton, which was acquired during the third quarter of fiscal 2003. The decrease in Malaysia and Venezuela was mainly due to a $130 decrease in commissions as a result of a decline in commissionable sales.

     General and administrative expenses increased $7,681 during fiscal 2003 of which $2,405 and $5,276 was attributable to the AEC group and international group, respectively.

     o    The  increase  for the AEC group was  primarily  due to an increase of

          $1,647 in salaries and payroll taxes as a result of hiring additional employees and increase in employee wages to support the increased business. Corporate allocations increased $666 and insurance expense increased $248 due to higher premiums as a result of increased business activities. In addition, higher costs for the employee health care plan and increased profit sharing accruals caused employee benefits to increase $582. The above increases were partially offset by a $974 decrease in bad debt expense due to the bad debt recovery in fiscal 2003 of a 2002 customer write-off. The Company does not consider this decrease in bad debt expense to be a trend in the overall accounts receivable.

     o The increase for the international group was due to $4,533 of Audiovox Europe expenses and a $743 increase in Malaysia and Venezuela expenses. Audiovox Europe expenses were primarily comprised of $1,793 in salaries and related payroll taxes, $570 of office expenses, $765 of occupancy costs and $356 of depreciation as a result of the Recoton acquisition. The increase in Malaysia and Venezuela expenses was primarily due to an increase in Venezuela's employee benefits of $1,129 due to a payment made to certain Venezuela executives as a result of restructuring actions for claims made and for further potential termination claims. The above increase was partially offset by a $190 decrease in salaries due to employee terminations in Venezuela.

     Warehouse and technical support increased $1,623 or 142.7%. This increase was primarily due to a $1,385 increase in direct labor and payroll taxes due to the hiring of additional employees and includes $583 of Audiovox Europe expenses. In addition, the increase in warehouse and technical support is due to the hiring of additional engineers as the increase in sales volume has resulted in the Company providing added customer service. Furthermore, overseas buying office expenses increased $472 as a result of increased costs associated with operating this office.

     Numerous other individually insignificant fluctuations account for the remaining net change in operating expenses.

Pre-tax Income (Loss)

     As a result of increased sales due to new product introductions and the Recoton acquisition, increased gross profit, offset by increased operating expenses, pre-tax income for fiscal 2003 was $29,540, compared to $17,729 for fiscal 2002.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Consolidated Other Income and Expense

     Interest expense and bank charges increased $383 during fiscal 2003 from fiscal 2002, primarily due to interest incurred on German debt acquired as a result of the Recoton acquisition, offset by lower average borrowings from the Company's primary credit facility during fiscal 2003.

     Equity in income of equity investees increased $1,500 for fiscal 2003 compared to fiscal 2002. The majority of the increase was due to an increase in the equity income of ASA as a result of improved gross margins achieved in marine industry sales.

     Other expenses decreased as a result of foreign exchange translation in our Venezuelan subsidiary due to the decreased devaluation of the Venezuelan currency against the U.S. Dollar as compared to fiscal 2002. Specifically, foreign exchange losses were $850 in fiscal 2003 compared to $2,819 in 2002. In addition, in fiscal 2002, the Company recorded an other-than-temporary impairment for investment in common stock of Shintom Co., Ltd. of $1,158 compared to $21 in fiscal 2003. Included in other expenses for fiscal 2003 is a $620 settlement of an administrative agency investigation involving alleged reimbursement of a fixed nominal amount of federal campaign contributions during the years 1995 through 1996.

     In fiscal 2002, the Company also recognized a gain of $14,269 on the sale of ACC shares to Toshiba (Note 3) which did not recur in fiscal 2003.

     Minority   interest  income  decreased  $5,445  compared  to  fiscal  2002, primarily due to Wireless recording net income in fiscal 2003 as compared to a net loss in fiscal 2002.

Consolidated Provision for Income Taxes

     The effective tax rate for 2002 was an expense of 202.0% as compared to the effective tax rate for 2003 which was an expense of 44.7%. The decrease in the effective tax rate is principally due to the Company recording an additional valuation allowance for wireless deferred taxes in fiscal 2002, which did not recur in fiscal 2003. Effective May 29, 2002, the Company's ownership in the Wireless Group was decreased to 75% (see Note 3). As such, the Company now files two consolidated U.S. Federal tax returns, one for the Wireless Group and one for the Electronics Group. As a result, the realizability of the Wireless Group's deferred tax assets are assessed on a stand-alone basis. The Company's Wireless Group has incurred cumulative losses in recent years and therefore based upon these cumulative losses and other material factors (including the Wireless Group's inability to reasonably and accurately estimate future operating and taxable income based upon the volatility of their historical operations), the Company has determined that it is more likely than not that some of the benefits of the Wireless Group's deferred tax assets and carryforwards will expire unused, accordingly, the Company has recorded an additional valuation allowance of $13,090 during fiscal year ended November 30, 2002 related to the Wireless Group's deferred tax assets. The valuation allowance relates principally to the deferred tax assets of the Wireless segment, which has recorded cumulative losses in recent years, and to certain state net operating losses which the Company has determined are more likely than not to expire unused. During November 30, 2003, the valuation allowance was reduced by $641 due to a reduction in various temporary differences.

Fiscal 2001 Compared to Fiscal 2002
Consolidated Results

Net Sales

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

Gross Profit

     Gross profit margin for fiscal 2002 was 6.8%, compared to 5.6% in fiscal 2001. However, this increase in profit margin resulted primarily from lower inventory write-downs to market of $6,827 in 2002 compared to 2001. During fiscal 2002, there was no significant impact to our gross profit margins on the subsequent sale of previously written-down inventory. There was also a change in the mix of sales from Wireless product sales to Electronics product sales, which carry a higher gross margin. Wireless margins were impacted by late product introductions by its suppliers. This trend of late product introductions continues to have a major effect on the gross margins of the Wireless Group. Margins declined to 16.1% from 16.5% in the Electronics Group. Consolidated gross margins were also adversely impacted by increased sales incentives, principally in the Wireless Group. Further trends in the operations will be discussed in detail in each individual marketing group MD&A discussion.

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

Wireless Results

     The following table sets forth for the fiscal years indicated certain statements of operations data for Wireless expressed as a percentage of net sales:


                                                   2001 (1)                  2002
                                         ---------------------      ----------------------

Net sales:
     Wireless products                   $ 948,921       96.9%      $ 700,658       96.3%
     Activation commissions                 26,879        2.8          24,393        3.3
     Residual fees                           2,396        0.2          2,187        0.3
     Other                                     692        0.1             420        0.1
                                         ----------     ------      ----------    --------
         Total net sales                   978,888      100.0         727,658      100.0

Gross profit                                21,980        2.2          14,291        2.0

Operating expenses
     Selling                                13,108        1.3          11,148        1.5
     General and administrative             16,077        1.6          21,522        3.0
     Warehousing and technical support       2,761        0.3           2,593        0.4
                                         ----------     ------      ----------    --------
         Total operating expenses           31,946        3.2          35,263        4.9
                                         ----------     ------      ----------    --------

Operating loss                              (9,966)      (1.0)        (20,972)      (2.9)
Other expense                               (7,690)      (0.8)         (3,934)      (0.5)
                                         ----------     -------     ----------    --------
Pre-tax loss                             $ (17,656)      (1.8)%     $ (24,906)      (3.4)%
                                         ==========     =======     ==========    ========

(1)  See Note (2) of Notes to Consolidated Financial Statements.

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

     Sales incentives expense increased $20,845 (net of reversals) compared to 2001 due to increased sales incentive programs and a reduction in the reversals for unclaimed sales incentives. In connection with the introduction of the new 1X phones, one sales incentive program with a large customer resulted in an increase of $18,000 in sales incentives. The reversals for unclaimed sales incentives decreased by $2,374 in fiscal 2002 compared to fiscal 2001 for Wireless due to more of the Company's larger customers claiming earned sales incentives as compared to prior periods. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

     Gross profit margins remained essentially unchanged at 2.0% vs. 2.2% in 2001 due to the sales of new, higher margin products and lower inventory write-downs, offset by increased sales incentive programs. The Company expects due to market conditions, competition and customer concentration, it could experience increased sales incentives expense in the future. Inventory write-downs were $20,650 in 2001 compared to $13,823 in 2002. The write-downs recorded in 2002 were a result of the reduction of selling prices primarily related to older model, digital hand-held phones and other wireless products in anticipation of newer digital technologies. At November 30, 2002, the Company had on hand approximately 630,000 units of previously written-down inventory which, after write-down, had an extended value of approximately $84,638. The new technology that was introduced during the second quarter of 2002 was 1XXT and GPS phones. In addition to inventory write-downs recorded in previous quarters, the Company determined the valuation of the older technology digital models on hand as of November 30, 2002 by reviewing open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from customers based upon current negotiations. A majority of the units that were previously written-down in fiscal 2001 have been sold. The remaining balance of inventory previously written-down in fiscal 2001 is not material and none of this inventory was scrapped. The Company expects that, due to market conditions and customer consolidation, it could experience additional write-downs in the future.

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

Electronics Results

     The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:


                                                 2001 (1)                  2002
                                         ---------------------     ----------------------


Net sales:
     Mobile electronics                  $ 157,706       53.0%      $ 229,327       61.5%
     Sound                                  57,456       19.3          56,281       15.1
     Consumer electronics                   80,380       27.0         86,472       23.2
     Other                                   2,160        0.7            644        0.2
                                         ----------    -------     ----------     -------
        Total net sales                    297,702      100.0        372,724      100.0

Gross profit                                49,088       16.5         60,037       16.1

Operating expenses
     Selling                                14,449        4.9          15,944        4.3
     General and administrative             19,547        6.6          23,300        6.2
     Warehousing and technical support       1,134        0.3           1,137        0.3
                                         ----------    -------     ----------     -------
        Total operating expenses            35,130       11.8          40,381       10.8
                                         ----------    -------     ----------     -------

Operating income                            13,958        4.7          19,656        5.3
Other expense                                 (178)      (0.1)         (1,927)      (0.5)
                                         ----------    -------     ----------     -------
Pre-tax income                           $  13,780        4.6%     $  17,729        4.8%
                                         ==========    =======     ==========     ======

(1)  See Note (2) of Notes to Consolidated Financial Statements.

Net Sales

     Net sales were $372,724 in fiscal 2002, a 25.2% increase from net sales of $297,702 in fiscal 2001. Mobile and consumer electronics' sales increased over last year, partially offset by a decrease in Sound and other. Mobile electronics increased $71,621 (45.4%) during 2002 from 2001. Sales of Mobile Video within the Mobile Electronics category increased over 59% in fiscal 2002 from fiscal 2001 as a result of the introduction of new video digital product, satellite radio and navigation products. Consumer Electronics increased $6,092 (7.6%) to $86,472 in fiscal 2002 from $80,380 in fiscal 2001, primarily in sales of video-in-a-bag and portable DVD players. These increases were partially offset by a decrease in the sound category, particularly AV and Prestige(R) audio lines. Given change in the marketplace, fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line.

     Sales incentives expense increased $2,190 (net of reversals) due to an increase in sales as compared to the prior year in the consumer goods category, which requires more promotion support. As many sales incentive programs are based on a percentage of sales, the increase in sales resulted in an increase in sales incentives.

     Net sales in the Company's Malaysian subsidiary decreased from last year by approximately $933 (7.4%) primarily from lower OEM business. The Company's Venezuelan subsidiary experienced a decrease of $5,823 (39.2%) in sales from last year, primarily from lower OEM business and the impact of economic and political instability in the country.

Gross Profit

     Gross profit margins decreased to 16.1% in fiscal 2002 from 16.5% in fiscal 2001 despite an increase in sales. The gross margin decreased in Sound, partially offset by an increase in Mobile Electronics and international operations. Also affecting margins was the integration of Code-Alarm into the Electronics Group (see Note 6). During 2002, the Company was in the process of converting Code from their own domestic manufacturing to having products produced by overseas vendors. As a result, Code's gross margins were significantly lower than other product lines in the Electronics Group. Lower margins from Code were partially offset by higher margins in new models of consumer and mobile electronics. This integration of Code has been completed.

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

     General and administrative expenses increased $3,753 from fiscal 2001, mostly in salaries of $1,713 primarily due to Code, increased bonuses due to sales increases and increased head count, travel and entertainment of $234 due to additional business and acquisitions, office expenses of $122 due to increased use of employment agencies, for additional staff to support sales growth, equipment repair of $101 due to increased maintenance of office equipment, insurance expense of $378 due to higher premiums on general liability and Ocean Cargo as shipments and sales have increased, professional fees of $589 due to litigation expenses related to royalties and other matters and increased use of consulting services related to a new customer's navigation system, occupancy costs of $260 due to relocation of the display department to another separate facility, bad debt expense of $311 due to non- payment by an international customer, which is not indicative of a trend, and depreciation and amortization of $163 due to general expansion of the facilities to support the growing operations. These increases were partially offset by decreases in equipment rentals of $111 due to the elimination of certain office machines.

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

Consolidated Other Income and Expense

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

     Other expenses increased as a result of foreign exchange translation in our Venezuelan subsidiary as a result of the devaluation of the Venezuelan currency against the U.S. Dollar and the effects of the change from hyper-inflationary accounting for foreign exchange translation to non-hyper-inflationary accounting in fiscal 2002. During fiscal 2001, the Company accounted for foreign exchange translation in its Venezuelan subsidiary under hyper-inflationary method. The foreign exchange losses were $333 in 2001 and $2,819 in 2002.

     In addition, in fiscal 2002, the Company recorded an other-than-temporary impairment for investment in common stock of Shintom Co., Ltd. of $1,158 and recognized a gain of $14,269 on the sale of ACC shares to Toshiba (Note 3).

Consolidated Provision for Income Taxes

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

Liquidity and Capital Resources

     The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. The amount of financing is dependent primarily on the collection of accounts receivable and purchase of inventory. As of November 30, 2003, the Company had working capital of $304,354, which includes cash of $4,702 compared with working capital of $292,687 at November 30, 2002, which includes cash of $2,758.

     Operating activities provided cash of $24,070 and $28,996 in fiscal 2002 and 2003, respectively. Net income provided $11,239 for operating activities in fiscal 2003.

     The following significant fluctuations in the balance sheet impacted cash flow from operations:

     o Decrease in inventory as a result of increased inventory turnover, which approximated 4.7 during fiscal 2003 compared to 4.0 in fiscal 2002. The increased turnover is a result of improved management of Wireless inventory and increased sales. Although this is a favorable condition, the Company cannot guarantee this to be a trend in the future.

     o The above increase in cash flow was partially offset by an increase in accounts receivable due to increased sales and accounts receivable purchased in connection with the Recoton acquisition. Accounts receivable turnover improved to 5.8 during fiscal 2003 compared to 5.2 in the prior year. While collections of accounts receivable and credit quality of customers has improved, the Company does not expect this to be a trend as accounts receivable collections are often impacted by general economic conditions. In addition, cash flow from operating activities was reduced due to a decrease in accounts payable.

     Investing activities used $40,319, primarily as a result of the following:

     o On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, acquired in cash (i) certain accounts receivable, inventory and trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton Corporations Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1.9 million (see Note 6).

     o In June 2003 the Company purchased a building for expansion purposes for $3,513, which includes closing costs.

     o    The  Company  sold   accounts   receivable,   inventory   and  related
          intangibles to an equity investee (see Note 6) for $3,600.

     Financing activities provided $12,965, primarily due to debt proceeds received as a result of the Recoton acquisition (see Note 6), offset by net repayments of bank obligations.

     The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). No shares were purchased under the Program during fiscal 2003. As of November 30, 2002 and 2003, 1,072,737 shares were repurchased under the Program at an average price of $7.93 per share for an aggregate amount of $8,511.

     The Company's principal source of liquidity is its revolving credit agreement, which expires July 27, 2004. The Company is currently negotiating with the bank to extend this agreement for an additional three years. At November 30, 2003, the credit agreement provided for $150,000 of available credit, including $10,000 for foreign currency borrowings. An amendment to the credit agreement reduced its credit availability from $200,000 to $150,000 during the third quarter of 2003 as a result of the Company's working capital position and current anticipated borrowing requirements. The foreign currency borrowing sublimit was simultaneously reduced from $15,000 to $10,000.

     Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable, inventory and the Company's shares of ACC. The Company's ability to borrow under its credit facility is a maximum aggregate amount of $150,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures. At November 30, 2003, the amount of unused available credit is $109,184. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts. The continued availability of this financing is dependent upon the Company's operating results which would be negatively impacted by a decrease in demand for the Company's products.

     At November 30, 2002, the Company was not in compliance with certain of its pre-tax income covenants. Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company's fiscal year end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company's quarter end and had not received a waiver. Accordingly, the Company recorded its outstanding domestic bank obligations of $36,883 in current liabilities at November 30, 2002.

     Subsequent to November 30, 2002, the Company repaid its fiscal 2002 obligation of $36,883 in full and borrowed additional funds during the fourth quarter of fiscal 2003, resulting in domestic bank obligations outstanding at November 30, 2003 of $31,709. The Company subsequently obtained a waiver for the November 30, 2002 and February 28, 2003 violations. The Company was in compliance with all its bank covenants at November 30, 2003. While the Company has historically been able to obtain waivers for such violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand.

     The Company also has revolving credit facilities in Malaysia and Germany to finance additional working capital needs. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd. As of November 30, 2003, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $3,600. The Malaysian credit facilities are partially secured by the Company under three standby letters of credit of $800 each and are payable on demand or upon expiration of the standby letters of credit, which expire in January, July and July 2004, respectively.

     The German credit facility consists of accounts receivable factoring up to 16,000 Euros and a working capital facility, secured by accounts receivable and inventory, up to 5,000 Euros. The facilities are renewable on an annual basis. On September 2, 2003, the Company's subsidiary, Audiovox Europe Holdings GmbH. borrowed 12 million Euros under a new term loan agreement to reimburse for acquisition costs with Recoton (see Note 12).

     At November 30, 2003, the Company had additional outstanding standby letters of credit for insurance purposes aggregating $678 which expire on various dates from May to July 2004.

     The Company has guaranteed the borrowings of one of its 50%-owned equity investees (GLM) at a maximum of $300. During the quarter ended May 31, 2003, the Company adopted FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" (FIN 45). The Company has not modified this guarantee after December 31, 2002. No liability has been recorded for this guarantee on the accompanying consolidated financial statements.

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At November 30, 2003, such obligations and commitments are as follows:


                                                  Payments Due By Period
                               -------------------------------------------------
                                           Less
                                           than      1-3       4-5       Over
Contractual Cash Obligations    Total     1 Year    Years     Years     5 Years
----------------------------    -------   -------   -------   -------   -------

Capital lease obligations (1)   $13,652   $   553   $ 1,113   $ 1,157   $10,829
Operating leases (2)             14,340     3,946     6,040     4,166       188
                                -------   -------   -------   -------   -------
      Total contractual cash    $27,992   $ 4,499   $ 7,153   $ 5,323   $11,017
        obligations             =======   =======   =======   =======   =======



                                                 Amount of Commitment
                                                 Expiration per period
                                --------------------------------------------------

                                   Total     Less
Other Commercial                  Amounts    than     1-3        4-5     Over
  Commitments                    Committed  1 Year    Years     Years    5 years
-------------------              --------- -------   -------   -------   ----

Lines of credit (3)             $ 39 940   $39,940      --        --     --
Standby letters of credit (3)      3,078     3,078      --        --     --
Guarantees (4)                       300       300      --        --     --
Debt (5)                          21,722     3,433   $ 5,258   $13,031   --
Commercial letters of credit(3)    2,541     2,541      --        --     --
                                 -------   -------   -------   -------   ----
   Total commercial              $67,581   $49,292   $ 5,258   $13,031   --
     commitments                 ========  ========  =======   =======   ====


(1)  Refer to Note 17 of Notes to Consolidated Financial Statements.
(2)  Refer to Note 17 of Notes to Consolidated Financial Statements.
(3)  Refer to Note 18 of Notes to Consolidated Financial Statements.
(4)  Refer to Note 21 of Notes to Consolidated Financial Statements.
(5)  Refer to Notes 12 and 13 of Notes to Consolidated Financial Statements.

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

     During 1998, the Company entered into a sale/leaseback transaction with its principal stockholder and chief executive officer for $2,100 of equipment, which has been classified as an operating lease. The lease is a five-year lease with monthly payments of $34 and has been extended for an additional two years. No gain or loss was recorded on the transaction as the book value of the equipment equaled the fair market value.

     The Company also leases certain facilities from its principal stockholder. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. Total lease payments required under the leases for the five-year period ending November 30, 2008 are $5,224.

Amounts Due from Officers

     A note due from an officer/director of the Company, which bore interest at the LIBOR rate, to be adjusted quarterly, plus 1.25% per annum, was paid in full during fiscal 2002. In addition, at November 30, 2002, the Company had outstanding notes due from various officers of the Company aggregating $235, which have been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. The notes bore interest at the LIBOR rate plus 0.5% per annum. Principal and interest were payable in equal annual installments beginning July 1, 1999 through July 1, 2003. The notes have been paid in full. In addition, no new notes with officers or directors of the Company have been entered into.

Transactions with Shintom and TALK

     In April 2000, Audiovox Japan (AX Japan), a wholly-owned subsidiary, purchased land and a building (the Property) from Shintom Co., Ltd. (Shintom) for 770,000,000 Yen (approximately $7,300) and entered into a leaseback agreement whereby Shintom leased the Property from AX Japan for a one-year period. The lease was being accounted for as an operating lease by AX Japan. Shintom is a stockholder who owns all of the outstanding preferred stock of the Company and is a manufacturer of products purchased by the Company through its previously-owned equity investee, TALK Corporation (TALK). The Company currently holds stock in Shintom and has previously invested in Shintom convertible debentures.

     The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building were included in property, plant and equipment, and the loans were recorded as notes payable on the balance sheet as of November 30, 2001 . Changes arising from the fluctuations in the Yen exchange rate were reflected as a component of accumulated other comprehensive loss. Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bore interest at 5% per annum, and principle is payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl were subordinated completely to the loan from the Company and, in liquidation, the Company receives payment first.

     Upon the expiration of six months after the transfer of the title to the Property to AX Japan, Shintom had the option to repurchase the Property or purchase all of the shares of stock of AX Japan. This option could be extended for one additional six month period. The option to repurchase the building was at a price of 770,000,000 Yen plus the equity capital of AX Japan (which in no event can be less than 60,000,000 Yen) and could only be made if Shintom settles any rent due AX Japan pursuant to the lease agreement. The option to purchase the shares of stock of AX Japan was at a price not less than the aggregate par value of the shares and, subsequent to the purchase of the shares, AX Japan must repay the outstanding loan due to the Company. If Shintom did not exercise its option to repurchase the Property or the shares of AX Japan, or upon occurrence of certain events, AX Japan could dispose of the Property as it deemed appropriate. The events which result in the ability of AX Japan to be able to dispose of the Property include Shintom petitioning for bankruptcy, failing to honor a check, failing to pay rent, etc. If Shintom failed, or at any time became financially or otherwise unable to exercise its option to repurchase the Property, Vitec had the option to repurchase the Property or purchase all of the shares of stock of AX Japan under similar terms as the Shintom options.

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

     In October 2002, the Company sold all of its shares in Audiovox Japan (AX Japan), a wholly- owned subsidiary of the Company, to RMS Co., Ltd., an unrelated party to the Company. The purchase price of the shares was 60,000 Yen. As a result of this transaction, the purchaser repaid in full 113,563 Yen which represented the full balance of amounts then owed to the Company by AX Japan. The agreement required the purchaser to immediately change the name of AX Japan to RMS Co., Ltd., and the Company resigned from all officer and Board of Directors positions. The Company has no further relationship or obligations, whether contingent or direct, to RMS Co., Ltd., formerly known as AX Japan.

     As a result of the completion of this transaction, all assets and liabilities of AX Japan have been removed from the accompanying consolidated balance sheet as of November 30, 2002, specifically, the land and the building and the notes payable for the Vitec Co., Ltd (Vitec) 150,000 Yen loan and the Pearl First (Pearl) a 140,000 Yen loan. As a result of this transaction, the Company recovered in Yen its initial investment in AX Japan as well as its loan to finance the purchase of the land and building. However, the Company recognized a $338 loss on the sale of its shares in AX Japan, as the sales price was less than the value of the net assets of AX Japan sold to Vitec. Contributing to the loss on sale were foreign currency loss and other expenses that will not be recovered. The loss on the sale of the shares of AX Japan has been included in other net on the accompanying consolidated statements of operations for the year ended November 30, 2002.

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

     Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 1.5%, 0.7% and 0.1% for the years ended November 30, 2001, 2002 and 2003, respectively, of total inventory purchases. At November 30, 2001, 2002 and 2003, the Company had recorded $331, $0 and $6, respectively, of liability due to TALK for inventory purchases included in accounts payable. At November 30, 2001, 2002 and 2003, the Company had recorded a receivable from TALK in the amount of $265, $13 and $0, respectively, a portion of which is payable with interest, which is reflected in receivable from vendors on the accompanying consolidated financial statements. During 2002, the Company recorded an impairment charge of $1,158 on the 634,666 Shintom shares owned at November 30, 2002.

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

     Inventory on hand at November 30, 2002 and November 30, 2003 purchased from Toshiba approximated $138,467 and $22,405, respectively. At November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 primarily for price protection and software upgrades. At November 30, 2003, the Company recorded receivables from Toshiba aggregating approximately $709, primarily for software upgrades.

     At November 30, 2003, the Company had inventory on hand in the amount of $18,841, which were purchased from Toshiba and have been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. The payment terms are such that the payable is non-interest bearing and is payable in accordance with the terms established in the distribution agreement, which is 30 days. On occasion, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from Toshiba. The Company will record such price protection, if necessary, at the time of the sale of the units. The Company had no other amounts outstanding to Toshiba at November 30, 2003.

Impact of Inflation and Currency Fluctuation

     Inflation has not had a significant impact on the Company's financial position or operating results other than the effect of our 80%-owned Venezuelan subsidiary ceasing to be considered a highly- inflationary economy in fiscal 2002. Venezuela was no longer deemed a hyper-inflationary economy as of the first quarter of fiscal 2002. On January 22, 2003, and as a result of the National Civil Strike, the Venezuelan government suspended trading of the

Venezuelan   Bolivar  and  set  the  currency  at  a  stated   government  rate.
Accordingly, until further guidance is issued, the Company's 80% owned Venezuelan subsidiary will translate its financial statements utilizing the stated government rate.

     To the extent that the Company expands its operations into Europe, Latin America and the Pacific Rim, the effects of inflation and currency fluctuations in those areas could have growing significance to its financial condition and results of operations. Fluctuations in the foreign exchange rates in Europe and Pacific Rim countries have not had a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 during the quarter ended May 31, 2003. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for

Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial condition or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of Arb No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company is currently evaluating the impact of FIN 46 on its financial statements.

     In August 2003, the EITF reached a final consensus regarding Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue
Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software". EITF 03-5 involves whether non- software deliverables included in an arrangement that contains software that is more-than-incidental to the products or services as a whole are included with the scope of SOP 97-2 "Software Revenue Recognition". This new pronouncement will not have an impact on the Company's financial condition or results of operations.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

     Marketable securities at November 30, 2003, which are recorded at fair value of $9,512, include a net unrealized gain of $1,831 and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $951 as of November 30, 2003. Actual results may differ.

Interest Rate Risk

     The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. There were no hedge transactions at November 30, 2003. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. Therefore, the potential loss in fair value for a net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of November 30, 2003 is not applicable.

     The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2003, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Malaysian ringgit, Thailand baht and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2003, amounts to $1,195. Actual results may differ.

Item 8 - Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements of the Company as of November 30, 2003 and for the year then ended, together with the report of Grant Thornton LLP, independent certified public accountants, are filed under this Item 8.

     The consolidated financial statements of the Company as of November 30, 2002 and for each of the years in the two-year period ended November 30, 2002, together with the independent auditors' report thereon of KPMG LLP are filed under this Item 8.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
Audiovox Corporation



We have audited the accompanying consolidated balance sheet of Audiovox Corporation and subsidiaries (the "Company") as of November 30, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II as of and for the year ended November 30, 2003. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.




/s/ Grant Thornton LLP
GRANT THORNTON LLP

Melville, New York
February 19, 2004

                          Independent Auditors' Report



The Board of Directors and Stockholders
Audiovox Corporation:

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Audiovox
Corporation  and   subsidiaries  as  of  November  30,  2002,  and  the  related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the two-year period ended November 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, effective December 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets".

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the year ended November 30, 2001 have been restated.



                                                    s/KPMG LLP
                                                      KPMG LLP

Melville, New York
May 30, 2003

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           November 30, 2002 and 2003
                 (In thousands, except share and per share data)


                                                                                                         2002         2003
                                                                                                      ---------    ---------

Assets
Current assets:
   Cash                                                                                               $   2,758    $   4,702
   Accounts receivable                                                                                  186,564      266,421
   Inventory                                                                                            290,064      219,664
   Receivables from vendors                                                                              14,174        7,830
   Prepaid expenses and other current assets                                                              7,626       12,371
   Deferred income taxes                                                                                  7,653        9,531
                                                                                                      ---------    ---------
      Total current assets                                                                              508,839      520,519
Investment securities                                                                                     5,405        9,512
Equity investments                                                                                       11,097       13,142
Property, plant and equipment                                                                            18,381       20,242
Excess cost over fair value of assets acquired                                                            6,826        7,532
Intangible assets                                                                                          --          8,043
Other assets                                                                                                687          713
                                                                                                      ---------    ---------
                                                                                                      $ 551,235    $ 579,703
                                                                                                      =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                                   $ 121,127    $  94,864
   Accrued expenses and other current liabilities                                                        34,983       42,816
   Accrued sales incentives                                                                              12,151       21,894
   Income taxes payable                                                                                   7,643       13,218
   Bank obligations                                                                                      40,248       39,940
   Current portion of long-term debt                                                                       --          3,433
                                                                                                      ---------    ---------
      Total current liabilities                                                                         216,152      216,165
Long-term debt                                                                                            8,140       18,289
Capital lease obligation                                                                                  6,141        6,070
Deferred income taxes                                                                                     2,704        3,178
Deferred compensation                                                                                     3,969        5,280
                                                                                                      ---------    ---------
      Total liabilities                                                                                 237,106      248,982
                                                                                                      ---------    ---------
Minority interest                                                                                         4,616        4,993
                                                                                                      ---------    ---------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $50 par value; 50,000 shares authorized and outstanding, liquidation preference
      of $2,500                                                                                           2,500        2,500
   Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or
      outstanding                                                                                          --           --
   Common stock:
      Class A $.01 par value; 60,000,000 shares authorized; 20,632,182 and
         20,728,382 shares issued in 2002 and 2003, respectively; and 19,559,445 and 19,655,645 shares outstanding
         in 2002 and 2003, respectively                                                                     207          207
      Class B $.01 par value convertible; 10,000,000 shares authorized; 2,260,954 shares issued
         and outstanding                                                                                     22           22
   Paid-in capital                                                                                      250,917      252,104
   Retained earnings                                                                                     69,396       80,635
   Accumulated other comprehensive income (loss)                                                         (5,018)      (1,229)
   Treasury stock, at cost, 1,072,737 shares of Class A common stock                                     (8,511)      (8,511)
                                                                                                      ---------    ---------
      Total stockholders' equity                                                                        309,513      325,728
                                                                                                      ---------    ---------
      Total liabilities and stockholders' equity                                                      $ 551,235    $ 579,703
                                                                                                      =========    =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended November 30, 2001, 2002 and 2003
                 (In thousands, except share and per share data)


                                                                                     2001            2002             2003
                                                                                 ------------    ------------    ------------
                                                                                   Note 2

Net sales                                                                        $  1,276,591    $  1,100,382    $  1,323,902
Cost of sales                                                                       1,205,201       1,025,783       1,199,696
                                                                                 ------------    ------------    ------------
Gross profit                                                                           71,390          74,599         124,206
                                                                                 ------------    ------------    ------------

Operating expenses:
   Selling                                                                             30,039          29,509          36,514
   General and administrative                                                          46,505          55,292          60,106
   Warehousing and technical support                                                    4,082           3,874           5,783
                                                                                 ------------    ------------    ------------
      Total operating expenses                                                         80,626          88,675         102,403
                                                                                 ------------    ------------    ------------
Operating income (loss)                                                                (9,236)        (14,076)         21,803
                                                                                 ------------    ------------    ------------

Other income (expense):
   Interest and bank charges                                                           (5,922)         (4,219)         (4,602)
   Equity in income of equity investees                                                 3,586           1,779           3,279
   Gain on issuance of subsidiary shares                                                 --            14,269            --
   Other, net                                                                              90          (4,156)            556
                                                                                 ------------    ------------    ------------
      Total other income (expense), net                                                (2,246)          7,673            (767)
                                                                                 ------------    ------------    ------------
Income (loss) before provision for (recovery of) income taxes, minority interest and cumulative effect of a change in accounting for negative
   goodwill                                                                           (11,482)         (6,403)         21,036
Provision for (recovery of) income taxes                                               (3,627)         12,932           9,407
Minority interest income (expense)                                                        657           5,055            (390)
                                                                                 ------------    ------------    ------------
Income (loss) before cumulative effect of a change in accounting for
   negative goodwill                                                                   (7,198)        (14,280)         11,239
Cumulative effect of a change in accounting for negative goodwill                        --               240            --
                                                                                 ------------    ------------    ------------
Net income (loss)                                                                $     (7,198)   $    (14,040)   $     11,239
                                                                                 ============    ============    ============

Net income (loss) per common share (basic) before cumulative effect of a change in accounting for negative goodwill
                                                                                 $      (0.33)   $      (0.65)   $       0.51
   Cumulative effect of a change in accounting for negative goodwill                     --              0.01            --
                                                                                 ------------    ------------    ------------
Net income (loss) per common share (basic)                                       $      (0.33)   $      (0.64)   $       0.51
                                                                                 ============    ============    ============

Net income (loss) per common share (diluted) before cumulative effect of a change in accounting for negative goodwill
                                                                                 $      (0.33)   $      (0.65)   $       0.51
   Cumulative effect of a change in accounting for negative goodwill                     --              0.01            --
                                                                                 ------------    ------------    ------------
Net income (loss) per common share (diluted)                                     $      (0.33)   $      (0.64)   $       0.51
                                                                                 ============    ============    ============

Weighted average number of common shares outstanding (basic)                       21,877,100      21,850,035      21,854,610
                                                                                 ============    ============    ============
Weighted average number of common shares outstanding (diluted)                     21,877,100      21,850,035      22,054,320
                                                                                 ============    ============    ============








See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years Ended November 30, 2001, 2002 and 2003
                        (In thousands, except share data)


                                                                                                   Accum-
                                                                                                   ulated
                                                               Class A                             other
                                                                 and                               compre-                    Total
                                                               Class B                             hensive                    stock-
                                                   Preferred     common    Paid-in     Retained    income     Treasury      holders'
                                                    stock        stock     capital     earnings    (loss)       stock         equity
                                                   --------   ---------   ---------   ---------   ----------   ----------  ---------
Balances at
   November 30, 2000, Note (2)                     $  2,500   $     226   $ 248,468   $ 90,634    $  (5,058)   $ (6,004)   $330,766

Comprehensive loss:
   Net loss, as restated                               --          --          --       (7,198)        --          --        (7,198)
   Other comprehensive loss, net of tax:
     Foreign currency translation adjustment           --          --          --         --           (455)       --          (455)
     Unrealized loss on marketable securities,
       net of tax effect of $(509)                     --          --          --         --           (831)       --          (831)
                                                                                                                           ---------
     Other comprehensive loss                          --          --          --         --           --          --        (1,286)
                                                                                                                           ---------
Comprehensive loss                                     --          --          --         --           --          --        (8,484)
Exercise of stock options into 10,000 shares
  of common stock                                      --          --            77       --           --          --            77
Conversion of stock warrants into 314,800 shares
  of common stock                                      --             3       2,240       --           --          --         2,243
Repurchase of 147,045 shares of common stock           --          --          --         --           --        (1,382)     (1,382)
                                                   --------   ---------   ---------   ---------   ----------   ----------  ---------
Balances at
   November 30, 2001, Note (2)                        2,500         229     250,785     83,436       (6,344)     (7,386)    323,220

Comprehensive loss:
   Net loss                                            --          --          --      (14,040)        --          --       (14,040)
   Other comprehensive income, net of tax:
     Foreign currency translation adjustment           --          --          --         --            904        --           904
     Unrealized gain on marketable securities,
       net of tax effect of $260                       --          --          --         --            422        --           422
                                                                                                                           ---------
     Other comprehensive income                        --          --          --         --           --          --         1,326
                                                                                                                           ---------
Comprehensive loss                                     --          --          --         --           --          --       (12,714)
Exercise of stock options into 16,336 shares of
  common stock                                         --          --           132       --           --          --           132
Repurchase of 163,200 shares of common stock           --          --          --         --           --        (1,125)     (1,125)
                                                   --------   ---------   ---------   ---------   ----------   ----------  ---------
Balances at
   November 30, 2002                                  2,500         229     250,917     69,396       (5,018)     (8,511)    309,513

Comprehensive income:
   Net income                                          --          --          --       11,239         --          --        11,239
   Other comprehensive income, net of tax:
     Foreign currency translation adjustment           --          --          --         --          2,055        --         2,055
     Unrealized gain on marketable securities,
       net of tax effect of $1,063                     --          --          --         --          1,734        --         1,734
                                                                                                                           ---------
     Other comprehensive income                        --          --          --         --           --          --         3,789
                                                                                                                           ---------
Comprehensive income                                   --          --          --         --           --          --        15,028
Exercise of stock options into 96,200 shares of
  common stock                                         --          --           674       --           --          --           674
Tax benefit of stock options exercised                 --          --           216       --           --          --           216
Issuance of stock warrants                             --          --           297       --           --          --           297
                                                   --------   ---------   ---------   ---------   ----------   ----------  ---------
Balances at
   November 30, 2003                               $  2,500   $     229   $ 252,104   $ 80,635    $  (1,229)   $ (8,511)   $325,728
                                                   ========   =========   =========   =========   ==========   ==========  =========






See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended November 30, 2001, 2002 and 2003
                                 (In thousands)



                                                                                 2001         2002          2003
                                                                                ---------    ---------    ---------
                                                                                Note 2

Cash flows from operating activities:
   Net income (loss)                                                            $  (7,198)   $ (14,040)   $  11,239
   Adjustments to reconcile net income (loss) to net cash flows (used in)
      provided by operating activities
      Depreciation and amortization                                                 4,476        4,780        4,581
      Provision for bad debt expense                                                1,936        4,884          566
      Equity in income of equity investees                                         (3,586)      (1,779)      (3,279)
      Minority interest                                                              (657)      (5,055)         390
      Gain on issuance of subsidiary shares                                          --        (14,269)        --
      Other-than-temporary decline in market value of investment security            --          1,158           21
      Deferred income tax expense (benefit), net                                   (3,332)       9,904       (2,468)
      (Gain) loss on disposal of property, plant and equipment, net                   (18)         (69)         274
      Tax benefit on stock options exercised                                         --           --            216
      Cumulative effect of a change in accounting for negative goodwill              --           (240)        --
      Non-cash stock compensation                                                    --           --            297
   Changes in operating assets and liabilities, net of assets and liabilities acquired
      Accounts receivable                                                          35,797       48,555      (64,553)
      Inventory                                                                   (67,735)     (64,548)      94,341
      Receivables from vendors                                                     (1,263)      (7,346)       6,348
      Prepaid expenses and other assets                                             1,863       (7,983)      (2,693)
      Investment securities-trading                                                (1,635)        (125)      (1,312)
      Accounts payable, accrued expenses and other current liabilities            (29,745)      66,644      (20,160)
      Income taxes payable                                                         (2,979)       3,599        5,188
                                                                                ---------    ---------    ---------

        Net cash provided by (used in) operating activities                       (74,076)      24,070       28,996
                                                                                ---------    ---------    ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                      (2,869)      (3,159)      (5,454)
   Proceeds from sale of property, plant and equipment                                261        7,250          265
   Proceeds from distribution from an equity investee                               4,634          947        1,316
   Net proceeds from issuance of subsidiary shares                                   --         22,158         --
   Proceeds from sale of assets to equity investee                                   --           --          3,600
   Purchase of acquired business, net of acquired cash                               --         (7,106)     (40,046)
                                                                                ---------    ---------    ---------

        Net cash provided by (used in) investing activities                         2,026       20,090      (40,319)
                                                                                ---------    ---------    ---------

Cash flows from financing activities:
   Borrowings from bank obligations                                               901,628      403,043      277,983
   Repayments on bank obligations                                                (832,329)    (454,300)    (278,544)
   Proceeds from issuance of convertible subordinated debentures                     --          8,107         --
   Payment of dividend to minority shareholder of subsidiary                       (1,034)        --           --
   Principal payments on capital lease obligation                                     (29)         (55)         (61)
   Proceeds from exercise of stock options and warrants                             2,317          132          674
   Repurchase of Class A common stock                                              (1,382)      (1,125)        --
   Proceeds from issuance of long-term debt                                          --           --         12,913
   Principal payments on subordinated debt                                           (486)        --           --
                                                                                ---------    ---------    ---------

        Net cash provided by (used in) financing activities                        68,685      (44,198)      12,965
                                                                                ---------    ---------    ---------

                              Audiovox Corporation
                Consolidated Statements of Cash Flows (continued)
                  Years Ended November 30, 2001, 2002 and 2003
                                 (In thousands)



                                                                                 2001         2002          2003
                                                                                ---------    ---------    ---------
                                                                                Note 2

Effect of exchange rate changes on cash                                               (41)        (229)         302
                                                                                ---------    ---------    ---------

Net increase (decrease) in cash                                                    (3,406)        (267)       1,944

Cash at beginning of period                                                         6,431        3,025        2,758
                                                                                ---------    ---------    ---------
Cash at end of period                                                           $   3,025    $   2,758    $   4,702
                                                                                =========    =========    =========







































See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Description of Business

          Audiovox Corporation and its subsidiaries (the Company) design and market a diverse line of products and provide related services, such as warranty and activations, throughout the world.

          The Company operates in two primary markets (which are also the Company's reportable segments for accounting purposes):

          (1) Wireless communications (Wireless). The Wireless Group markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

          (2) Mobile and consumer electronics (Electronics). The Electronics Group sells autosound, mobile electronics and consumer electronics primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufacturers (OEMs), independent installers of automotive accessories and the U.S. military.

     (b)  Principles of Consolidation

          The consolidated financial statements include the financial statements of Audiovox Corporation and its wholly-owned and majority-owned subsidiaries. Minority interest of majority-owned subsidiaries are calculated based upon the respective minority ownership percentage and included on the consolidated balance sheet. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents

          Investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at November 30, 2002 and 2003.

     (d)  Revenue Recognition

          The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          the customer. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of product from the Company's customers. The Company does accept returns of products if properly requested, authorized and approved by the Company. The Company records an estimate of returns of products to be returned by its customers. Management continuously monitors and tracks such product returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. The Electronics segment's selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates.

          The Wireless segment has sales agreements with certain customers that provide for a rebate of the selling price to such customers if the particular product is subsequently sold at a lower price to the same customer or to a different customer. The rebate period extends for a relatively short period of time. Historically, the amounts of such rebates paid to customers have not been material. The Company estimates the amount of the rebate based upon the terms of each individual arrangement, historical experience and future expectations of price reductions, and the Company records its estimate of the rebate amount at the time of the sale.

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

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


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

          Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of the Company's sales revenue to the customer or is a fixed amount per unit sold to the customer. Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. The customer's achievement of the sales threshold and, consequently, the measurement of the total rebate for the Wireless segment cannot be reasonably estimated. Accordingly, the Wireless segment recognizes a liability for the maximum potential amount of the rebate, with the exception of certain volume incentive rebates that include very aggressive tiered levels of volume purchases. For volume incentive rebates that include very aggressive tiered levels of volume purchase, the Wireless segment recognizes a liability for the rebate as the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund on a program by program basis are recognized. The Electronics segment makes an estimate of the ultimate amount of the rebate their customers will earn based upon past history with the customer and other facts and circumstances. The Electronics segment has the ability to estimate these volume incentive rebates as there does not exist a relatively long period of time for a particular rebate to be claimed, the Electronics segment does have historical experience with these sales incentive programs and the Electronics segment does have a large volume of relatively homogenous transactions. Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

          With  respect  to  the   accounting   for   co-operative   advertising
          allowances,  market  development  funds and volume incentive  rebates,

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          there was no impact upon the adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (EITF 01-9), as the Company's accounting policy prior to March 1, 2002 was consistent with its accounting policy after the adoption of EITF 01-9.

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

          The accrual for sales incentives at November 30, 2002 and 2003 was $12,151 and $21,894, respectively. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers of offered and accepted sales incentives, could have a significant impact on the Company's liability for sales incentives and the Company's reported operating results.

          For the fiscal years ended November 30, 2001, 2002 and 2003, reversals of previously established sales incentive liabilities amounted to $14,369, $4,716 and $2,940, respectively. These reversals include unearned sales incentives and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates for both segments are reversed into income in the period when the customer did not purchase the required minimum quantities of product during the specified time. Unearned sales incentives for fiscal years ended November 30, 2001, 2002 and 2003 amounted to $9,051, $1,354 and $1,310, respectively.
          Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment of the earned sales incentive from the Company. Unclaimed sales incentives for fiscal years ended November 30, 2001, 2002 and 2003 amounted to $5,318, $3,362 and
          $1,630, respectively.

          The accrual for earned but unclaimed sales incentives is reversed by Wireless only when management is able to conclude, based upon an individual judgement of each sales incentive, that it is remote that the customer will claim the sales incentive. The methodology applied for determining the amount and timing of reversals for the Wireless

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


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

          The Electronics segment reverses earned but unclaimed sales incentives upon the expiration of the claim period. The Company believes that the reversal of earned but unclaimed sales incentives for Electronics upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. For the Electronics segment, the majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program.

     (f)  Accounts Receivable

          The majority of the Company's accounts receivable are due from companies in the wireless, retail, mass merchant and OEM industries. Credit is extended based on an evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contracted payment terms are considered past due.

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

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          been experienced in the past. Since the Company's accounts receivable is concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivables and future operating results.

          Accounts receivable is comprised of the following:


                                                        November 30,
                                                   --------------------
                                                     2002       2003
                                                    --------   --------


          Trade accounts receivable and other       $195,228   $275,695
          Less:
             Allowance for doubtful accounts           6,829      6,947
             Allowance for cellular deactivations      1,628      1,127
             Allowance for cash discounts                207      1,200
                                                    --------   --------
                                                    $186,564   $266,421
                                                    ========   ========

          The following is a rollforward of the allowance for doubtful accounts:


                                   November 30,
                              -------------------
                               2002       2003
                              -------    -------

          Beginning balance   $ 4,715    $ 6,829
          Expense               4,884        566
          Deductions           (2,770)      (448)
                              -------    -------
          Ending balance      $ 6,829    $ 6,947
                              =======    =======

     (g)  Inventory

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


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


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

          The Company maintains a significant investment in inventory and, therefore, is subject to the risk of losses on write-downs to market and inventory obsolescence. The Company decided to substantially exit the analog phone line of business to reflect the shift in the wireless industry from analog to digital technology and recorded a charge of approximately $13,500 during the second quarter of 2001 to reduce its carrying value of its analog inventory to estimated market value. During the fourth quarter of 2001, Wireless recorded inventory write-downs to market of $7,150 as a result of the reduction of selling prices primarily related to digital hand-held phones during the first quarter of 2002 in anticipation of new digital technologies. During the year ended November 30, 2002, Wireless recorded inventory write-downs to market of $13,823.

          During the year ended November 30, 2003, Wireless recorded inventory write-downs of $2,817 based upon open purchase orders with customers at lower selling prices, as well as indications from our customers based upon then current negotiations. It is reasonably possible that additional write-downs to market may be required in the future given the continued emergence of new technologies, however, no estimate can

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          be made of such write-downs. At November 30, 2003, Wireless had on hand approximately 15,600 units of previously written-down inventory, with an extended value of approximately $800.

          For certain inventory items, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from the manufacturer. The Company records such price protection, as necessary, at the time of the sale of the units. For fiscal 2001, 2002 and 2003, price protection of $4,550, $27,683 and $13,031, respectively, was recorded as a reduction to cost of sales as the related inventory was sold.

     (h)  Investment Securities

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

          A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established (such a charge was recorded during fiscal 2002 and fiscal 2003 - Note 8). Dividend and interest income are recognized when earned. The Company considers numerous factors, on a case by case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to,
          (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     (i)  Derivative Financial Instruments

          The Company accounts for derivatives and hedging activities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (Statement 133). Statement 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statements of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income
          (loss) depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of Statement 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedged instrument.

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

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


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

          At November 30, 2002 and 2003, the Company had no contracts to exchange foreign currencies in the form of forward exchange contracts. For the years ended November 30, 2001, 2002 and 2003, gains and losses on foreign currency transactions which were not hedged were not material. For the years ended November 30, 2001, 2002 and 2003, there were no gains or losses as a result of terminating hedges prior to the transaction date.

     (j)  Debt Issuance Costs

          Costs incurred in connection with the restructuring of bank obligations (Note 12) have been capitalized. These charges are amortized over the lives of the respective agreements. Amortization expense of these costs amounted to $336, $379 and $528 for the years ended November 30, 2001, 2002 and 2003, respectively.

     (k)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Property under a capital lease is stated at the present value of minimum lease payments. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:


               Buildings                                      20-30 years
               Furniture, fixtures and displays                5-10 years
               Machinery and equipment                         5-10 years
               Computer hardware and software                   3-5 years
               Automobiles                                        3 years



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital lease are amortized over the term of the lease.

          Capitalized computer software costs obtained for internal use are amortized on a straight- line basis.

     (l)  Goodwill and Other Intangible Assets

          Goodwill and other intangible assets consists of the excess over the fair value of assets acquired (goodwill) and other intangible assets (patents and trademarks).

          Prior to the adoption of SFAS 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), the Company amortized goodwill and other intangible assets on a straight-line basis over their respective lives.

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141) and SFAS No.142. The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. As a result of adopting the provisions of SFAS No. 141 the Company accounted for the acquisitions of Code-Alarm and Recoton under the purchase method of accounting in accordance with SFAS No.141 (see
          Note 6).

          SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

          As a result of adopting the provisions of SFAS No. 142, the Company did not record amortization expense relating to its goodwill and the Company reassessed the useful lives and residual lives of all acquired intangible assets to make any necessary amortization period adjustments. Based upon that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives. In addition, the Company was not required under SFAS No. 142 to assess the useful life and residual value of its goodwill as the Company's goodwill, at the time of adoption, was equity method goodwill and, as such, this equity method goodwill will continue to be evaluated for impairment under Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock", as amended. For intangible assets with indefinite lives, including goodwill, recorded subsequent to the adoption of SFAS No. 142, the Company performed its annual impairment test which indicated no reduction is required.

          The  following  table  presents  adjusted net income (loss) and income
          (loss) per share data restated to include the retroactive impact of the adoption of SFAS No. 142:


                                                                           Years Ended November 30,
                                                                   2001              2002              2003
                                                              --------------    --------------    --------------
                                                                  Note (2)

Reported net income (loss) before cumulative effect of a
  change in accounting for negative goodwill                  $       (7,198)   $      (14,280)   $       11,239
  Cumulative effect of a change in accounting principle for
      negative goodwill, net of tax                                    --                 240               --
                                                              --------------    --------------    --------------
Reported net income (loss)                                            (7,198)          (14,040)           11,239
  Add back:
  Goodwill amortization, net of tax                                      224              --                --
                                                              --------------    --------------    --------------
Adjusted net income (loss)                                    $       (6,974)   $      (14,040)   $       11,239
                                                              ==============    ==============    ==============

Basic net income (loss) per common share:
  Reported net income (loss) before accounting change         $        (0.33)   $        (0.65)   $         0.51
  Cumulative effect of a change in accounting principle for
      negative goodwill, net of tax                                     --                0.01              --
                                                              --------------    --------------    --------------
  Net income (loss)                                                    (0.33)            (0.64)             0.51
  Goodwill amortization, net of tax                                     0.01              --                --
                                                              --------------    --------------    --------------
Adjusted net income (loss)                                    $        (0.32)   $        (0.64)   $         0.51
                                                              ==============    ==============    ==============
Diluted net income (loss) per common share:
  Reported net income (loss) before accounting change         $        (0.33)   $        (0.65)   $         0.51
  Cumulative effect of a change in accounting principle for
      negative goodwill, net of tax                                     --                0.01              --
                                                              --------------    --------------    --------------
  Net income (loss)                                                    (0.33)            (0.64)             0.51
  Goodwill amortization, net of tax                                     0.01              --                --
                                                              --------------    --------------    --------------
Adjusted net income (loss)                                    $        (0.32)   $        (0.64)   $         0.51
                                                              ==============    ==============    ==============
Weighted average common shares outstanding:
  Basic                                                           21,877,100        21,850,035        21,854,610
                                                              ==============    ==============    ==============
  Diluted                                                         21,877,100        21,850,035        22,054,320
                                                              ==============    ==============    ==============


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          Goodwill

          The change in carrying amount of goodwill is as follows:


                                                                  November 30,
                                                              ------------------
                                                               2002     2003
                                                              ------   ------

          Net beginning balance                               $4,732   $6,826
          Write off of unamortized negative goodwill upon
               change in accounting principle                    240     --
          Goodwill acquired in connection with the purchase
               of certain assets of Code-Alarm (Note 6)        1,854     --
          Adjustments of certain acquired assets of Code-
               Alarm (Note 6)                                   --        706
                                                              ------   ------
          Net ending balance                                  $6,826   $7,532
                                                              ======   ======

          Other Intangible Assets


                                                      November 30, 2002
                                             --------------------------------------
                                              Gross
                                             Carrying   Accumulated       Total Net
                                              Value     Amortization     Book Value

          Patents subject to amortization     $677           $677        --
          Trademarks subject to
               amortization                     34             34        --
                                               ----          ----       ---
          Total                                $711          $711        --
                                               ====         ====        ===



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)




                                                  November 30, 2003
                                 ---------------------------------------
                                   Gross
                                  Carrying   Accumulated      Total Net
                                   Value     Amortization    Book Value

          Patents subject to
               amortization        $  677     $  677           --
          Trademarks subject to
               amortization            34        34           --
          Trademarks not subject
               to amortization
               (Note 6)             8,043       --           $8,043
                                   ------     ------         ------
          Total                    $8,754     $  711         $8,043
                                   ======     ======         ======


               At November 30, 2003, all intangible assets subject to amortization have been fully amortized. Accordingly, the estimated aggregate amortization expense for each of the succeeding years ending November 30, 2008 amounts to $0.

          (m)  Equity Investments

               The Company has common stock investments which are accounted for by the equity method as the Company owns between 20% and 50% of the common stock.

               The Company applies the equity method of accounting to its investments in entities where the Company has non-controlling ownership interests. The Company's share of its equity method investees earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investees at the end of the year. A description of the Company's equity investments and the related transactions between the Company and these investees is discussed in Note 10.

          (n)  Cellular Telephone Commissions

               Under various agency agreements, the Company receives an initial activation commission for obtaining subscribers for cellular telephone services. The agreements may contain provisions for additional commissions based upon usage and length of continued subscription. The agreements also provide for the reduction or

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


               elimination of initial activation commissions if subscribers deactivate service within stipulated periods. The Company has provided a liability for estimated cellular deactivations which is reflected in the accompanying consolidated financial statements as a reduction of accounts receivable.

               The Company recognizes sales revenue for the initial activation and residual commissions based upon usage on the accrual basis. Such commissions approximated $29,859, $26,756 and $19,046 for the years ended November 30, 2001, 2002 and 2003, respectively. Related commissions paid to outside selling representatives for cellular activations are included in cost of sales in the accompanying consolidated statements of operations and amounted to $22,390, $18,673 and $12,246 for the years ended November 30, 2001, 2002 and 2003, respectively.

          (o)  Advertising

               The Company expenses the cost of advertising as incurred, excluding co-operative advertising (see sales incentives Note
               24). During the years ended November 30, 2001, 2002 and 2003, the Company had no direct response advertising.

          (p)  Product Warranties and Product Repair Costs

               The Company generally warrants its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns of products for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $9,143 and $12,006 is recorded in accrued expenses in the accompanying consolidated balance sheets as of November 30, 2002 and 2003, respectively. In addition, the Company records a reserve for product repair costs. This reserve is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $6,267 and $6,506 is recorded as a reduction to inventory in the accompanying consolidated balance sheets as of November 30, 2002 and 2003, respectively. Warranty claims and product repair costs expense for each of the fiscal years ended November 30, 2001, 2002 and 2003 were $11,319, $6,985 and $12,015, respectively.



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


               The following table provides the changes in the Company's product warranties and product repair costs for 2002 and 2003:


                                                              2002         2003
                                                             --------    --------

          Beginning balance                                  $ 13,066    $ 15,410
          Liabilities accrued for warranties issued during
               the period                                       6,985      12,015
          Warranty claims paid during the period               (4,641)     (8,913)
                                                             --------    --------
          Ending balance                                     $ 15,410    $ 18,512
                                                             ========    ========

          (q)  Foreign Currency

               With the exception of a subsidiary operating in Venezuela, which was deemed a hyper-inflationary economy in fiscal 2001, assets and liabilities of those subsidiaries and equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with SFAS No. 52, "Foreign Currency Translation". Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss). For the operation in Venezuela, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of operations for fiscal 2001. During the first quarter of fiscal 2002 (January 1, 2002), Venezuela ceased to be deemed a hyper- inflationary economy.

               Exchange gains and losses on intercompany balances of a long-term nature are also recorded in the cumulative foreign currency translation account in accumulated other comprehensive income
               (loss). Foreign currency transaction gains (losses) of $200, $418 and $(232) for the years ended November 30, 2001, 2002 and 2003, respectively, were included in other income (expense).

          (r)  Income Taxes

               Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


               liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (Note 14). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          (s)  Net Income (Loss) Per Common Share

               Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

               A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:


                                                                                    Years Ended
                                                                                    November 30,
                                                                    ----------------------------------------------
                                                                         2001              2002             2003
                                                                    --------------    -------------    -----------
                                                                       Note (2)

          Net income (loss) (numerator for net income (loss) per
             common share, basic)                                   $       (7,198)   $     (14,040)   $    11,239
          Interest on 6 1/4% convertible subordinated debentures,
             net of tax                                                          5             --             --
                                                                    --------------    -------------    -----------
          Adjusted net income (loss) (numerator for net income
             per common share, diluted)                             $       (7,203)   $     (14,040)   $    11,239
                                                                    ==============    =============    ===========
          Weighted average value of common shares outstanding
             (denominator for net income (loss) per common
             share, basic)                                              21,877,100       21,850,035     21,854,610
          Effect of dilutive securities:
             Employee stock options and stock warrants                        --               --          199,710
                                                                    --------------    -------------    -----------
          Weighted average value of common and potential
            common shares outstanding (denominator for net
            income (loss)  per common share, diluted)                   21,877,100       21,850,035     22,054,320
                                                                    ==============    =============    ===========

          Net income (loss) per common share before cumulative
            effect of accounting change for negative goodwill:
            Basic                                                   $        (0.33)   $       (0.65)   $      0.51
                                                                    ==============    =============    ===========
            Diluted                                                 $        (0.33)   $       (0.65)   $      0.51
                                                                    ==============    =============    ===========
          Net income (loss) per common share:
            Basic                                                   $        (0.33)   $       (0.64)   $      0.51
                                                                    ==============    =============    ===========
            Diluted                                                 $        (0.33)   $       (0.64)   $      0.51
                                                                    ==============    =============    ===========


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


               Employee stock options and stock warrants totaling 2,595,108 and 1,540,000 for the years ended November 30, 2002 and 2003, respectively, were not included in the net income (loss) per common share calculation because their effect would have been anti-dilutive. Dilutive net loss per common share for fiscal 2001 and 2002 is the same as basic net loss per common share due to the anti-dilutive effect of the potential exercise of stock options and warrants.

          (t)  Supplementary Financial Statement Information

               Interest income of approximately $670, $509 and $516 for the years ended November 30, 2001, 2002 and 2003, respectively, is included in other, net, in the accompanying consolidated statements of operations.

          (u)  Use of Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the allowance for doubtful accounts, allowance for cellular deactivations, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, accrued sales incentives, warranty reserves and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (v) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

               Effective December 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", regarding the recognition of impairment losses on long-lived assets held for use.

               Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


               future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

          (w)  Accounting for Stock-Based Compensation

               The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro-forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring more prominent proforma disclosures as described in SFAS No. 123. The following table illustrates the effect on net income and income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:


                                                             Years Ended
                                                             November 30,
                                                  ------------------------------------
                                                     2001        2002         2003
                                                   --------    --------    ----------
                                                   Note (2)

Net income (loss):
        As reported                                $ (7,198)   $(14,040)   $   11,239
        Stock based compensation expense              2,287         864          --
                                                   --------    --------    ----------
        Pro-forma                                  $ (9,485)   $(14,904)   $   11,239
                                                   ========    ========    ==========

     Net income (loss) per common share (basic):
        As reported                                $  (0.33)   $  (0.64)   $     0.51
        Pro-forma                                     (0.43)      (0.68)   $     0.51



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


                                                                       Years Ended
                                                             November 30,
                                                  ------------------------------------
                                                     2001        2002         2003
                                                   --------    --------    ----------
                                                   Note (2)


     Net income (loss) per common share (diluted):
        As reported                                $  (0.33)   $  (0.64)     $  0.51
        Pro-forma                                     (0.43)      (0.68)     $  0.51

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

          (x)  Accumulated Other Comprehensive Income (Loss)

               Other comprehensive income (loss) may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on investment securities classified as available-for-sale and fair market value changes for cash flow hedges.

               The change in net unrealized gain (loss) on marketable securities of $(831), $422 and $1,734 for the years ended November 30, 2001, 2002 and 2003 is net of tax of $(509), $260 and $1,063,
               respectively. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

          (y)  New Accounting Pronouncements

               In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


               undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 during the quarter ended May 31, 2003. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

               In April 2003, the FASB issued SFAS No. 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on the Company's financial condition or results of operations.

               In May  2003,  the FASB  issued  SFAS No.  150  (SFAS  No.  150),
               "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial condition or results of operations.

               In January 2003, the FASB issued FASB  Interpretation No. 46 (FIN
               46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs) either:
               (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


               the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company is currently assessing the impact of the adoption of FIN 46.

               In August  2003,  the EITF  reached a final  consensus  regarding
               Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software". EITF 03-5 involves whether non-software deliverables included in an arrangement that contains software that is more-than-incidental to the products or services as a whole are included with the scope of SOP 97-2 "Software Revenue Recognition". This new pronouncement will not have an impact on the Company's financial condition or results of operations.

               In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue
               Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

          (z)  Shipping and Handling Costs

               In fiscal 2001, the Company adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales to net sales. As a result of this reclassification, net sales and cost of sales were increased by $1,548 for year ended November 30, 2001.

          (aa) Issuances of Subsidiary Stock

               The Company's accounting policy on the issuances of subsidiary stock is to recognize through earnings the gain on the sale of the shares as long as the sale of the shares is not part of a broader corporate reorganization planned or contemplated by the


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


               Company and realization of the gain is assured.

          (bb) Reclassifications

               Certain reclassifications have been made to the 2001 and 2002 consolidated financial statements in order to conform to the 2003 presentation.

(2)  Restatement of Consolidated Financial Statements

     The Company has previously restated its consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and for the fiscal quarters during the year ended November 30, 2001 and the fiscal 2002 quarters ended February 28, 2002, May 31, 2002 and August 31, 2002. In addition, the Company previously reclassified certain expenses from operating expenses to cost of sales for fiscal 2001 and for each of the quarters in the nine months ended August 31, 2002. Please refer to the Company's previously filed Form 10-K for the year ended November 30, 2002 for details.

(3)  Issuance of Subsidiary Shares

     On May 29, 2002, Toshiba Corporation (Toshiba) purchased an additional 20% of Audiovox Communications Corp. (ACC), a majority-owned subsidiary of the Company. Such purchase accounted for approximately 31 shares at approximately $774 per share, for approximately $23,900 in cash, increasing Toshiba's total ownership interest in ACC to 25%. In addition, Toshiba paid $8,107 in exchange for an $8,107 convertible subordinated note (the Note). The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principal amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years. In accordance with the provisions of the Note, Toshiba may convert the balance of the Note into additional shares of ACC in order to maintain a 25% interest in ACC, but under no circumstances can Toshiba convert the Note to exceed a 25% interest in ACC.

     In connection with the transaction, the Company, ACC and Toshiba entered into a stockholders agreement. The stockholders agreement provides for the composition of the board of directors of ACC and identifies certain items, other than in the ordinary course of business, that ACC cannot do without prior approval from Toshiba. The agreement does not require or preclude ACC from paying dividends on a pro-rata basis. The agreement may be terminated upon the mutual written agreement of the parties, if the distribution agreement, which is discussed below, is terminated or if either party commences a bankruptcy or similar proceeding.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     The Company has historically been the exclusive distributor for Toshiba in the United States and Canada. In connection with the transaction, ACC and Toshiba formalized this distribution arrangement whereby ACC is Toshiba's exclusive distributor for the sale of Toshiba cellular products in the United States, Canada, Mexico and all countries in the Caribbean and Central and South America through May 29, 2007. The distribution agreement provides for 30-day payment terms. The distribution agreement established certain annual minimum purchase targets for ACC's purchase of Toshiba products for each fiscal year during the entire term of the agreement. In the event that ACC fails to meet the minimum purchase target, Toshiba shall have the right to convert ACC's exclusive distributorship to a non-exclusive distributorship for the remaining term of the agreement. Also, in accordance with the terms of the stockholders agreement, upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement, Toshiba maintains a put right and the Company a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Pursuant to the agreement, the put right is only exercisable if ACC terminates the distribution agreement or if another strategic investor acquires a direct or indirect equity ownership interest in excess of 20% in Audiovox Corporation. The call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five (5) year term.

     In May 2002, the Company granted seven stock appreciation units in ACC to its Chief Executive Officer of ACC and seven stock appreciation units in ACC to the Chief Executive Officer of the Company. Each unit has a value of approximately $774, which was based upon the then fair value per share of ACC based upon the value of shares sold to Toshiba.

     Each stock appreciation unit equals the value of one ACC share. All of these units vested upon the date of grant, however, all of these units are contingent upon the following future events (i) an initial public offering of ACC or (ii) a change of control of ACC as defined where in its Chief Executive Officer resigns within 90 days from the change of control date. Further, as these specified events were not considered probable at the grant date and since these units had no value at November 30, 2002 and 2003, no expense has been recorded with respect to these stock appreciation units.

     Additionally, ACC entered into an employment agreement with the President and Chief Executive Officer (the Executive) of ACC through May 29, 2007 (Note 21). Under the agreement, ACC is required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC's annual earnings before income taxes. The Company, under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the Executive, to be allocated by the Executive. The bonus was for services previously rendered and, accordingly, the bonus has been included in general and administrative expenses in the

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     accompanying statements of operations for the year ended November 30, 2002. The Executive was required to utilize all or a portion of the bonus allocated to him to repay the remaining outstanding principal and accrued interest owed by the Executive to the Company pursuant to the unsecured promissory note in favor of the Company (Note 20). During the year ended November 30, 2002, the Executive was paid $1,800 less an amount outstanding under a promissory note of $651.

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

     Minority interest income (expense) relating to Toshiba's minority share ownership in ACC for the years ended November 30, 2001, 2002 and 2003 was $501, $4,741 and $(1,066), respectively.

(4)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:


                                          Years Ended November 30,
                                         2001      2002      2003
                                        -------   -------   -------
Cash paid during the years for:
     Interest, excluding bank charges   $ 3,883   $ 1,303   $ 1,857
     Income taxes                       $ 3,550   $ 2,478   $10,556


         Non-cash Transactions:

         During the years ended November 30, 2001, 2002 and 2003, the Company recorded an unrealized holding gain (loss) relating to available-for-sale marketable equity securities, net of deferred income taxes, of $(831), $422 and $1,734, respectively, as a separate component of accumulated other comprehensive income (loss) (Note 8).

     During fiscal 2003, the Company issued warrants for the purchase of 120,000


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     shares of common stock to non-employees and recorded a charge to operations of $297,000 (Note 16).

     As a result of stock option exercises, the Company recorded a tax benefit of $216 during fiscal 2003 which is included in paid-in capital in the accompanying consolidated financial statements.

     During fiscal 2001, 314,800 warrants were exercised and converted into 314,800 shares of common stock.

(5)  Transactions With Major Suppliers

     (a)  ACC Dividend

          In February  2001,  the board of  directors of ACC declared a dividend payable to its stockholders, Audiovox Corporation, a then 95% stockholder, and Toshiba, a then 5% stockholder for their respective share of net income for the previous fiscal years. ACC paid Toshiba its share of the dividend, which approximated $1,034 in the first quarter of fiscal 2001. There were no dividends declared during fiscal 2002 and 2003.

     (b)  Sale/Leaseback Transaction

          In April 2000, Audiovox Japan (AX Japan), a wholly-owned subsidiary, purchased land and a building (the Property) from Shintom Co., Ltd. (Shintom) for 770,000,000 Yen (approximately $7,300) and entered into a leaseback agreement whereby Shintom leased the Property from AX Japan for a one-year period. The lease was being accounted for as an operating lease by AX Japan. Shintom is a stockholder who owns all of the outstanding preferred stock of the Company and is a manufacturer of products purchased by the Company through its previously-owned equity investee, TALK Corporation (TALK). The Company currently holds stock in Shintom and has previously invested in Shintom convertible debentures.

          The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building were included in property, plant and equipment, and the loans were recorded as notes payable on the balance sheet as of November 30, 2001 . Changes arising from the fluctuations in the Yen exchange rate were reflected as a component of accumulated other comprehensive loss. Vitec is a major supplier to Shintom, and Pearl is an affiliate of
          Vitec. The loans bore interest at 5% per annum, and principle is payable in equal monthly installments over a six-month period


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl were subordinated completely to the loan from the Company and, in liquidation, the Company receives payment first.

          Upon the expiration of six months after the transfer of the title to the Property to AX Japan, Shintom had the option to repurchase the Property or purchase all of the shares of stock of AX Japan. This option could be extended for one additional six month period. The option to repurchase the building was at a price of 770,000,000 Yen plus the equity capital of AX Japan (which in no event can be less than 60,000,000 Yen) and could only be made if Shintom settles any rent due AX Japan pursuant to the lease agreement. The option to purchase the shares of stock of AX Japan was at a price not less than the aggregate par value of the shares and, subsequent to the purchase of the shares, AX Japan must repay the outstanding loan due to the Company. If Shintom did not exercise its option to repurchase the Property or the shares of AX Japan, or upon occurrence of certain events, AX Japan could dispose of the Property as it deemed appropriate. The events which result in the ability of AX Japan to be able to dispose of the Property include Shintom petitioning for bankruptcy, failing to honor a check, failing to pay rent, etc. If Shintom failed, or at any time became financially or otherwise unable to exercise its option to repurchase the Property, Vitec had the option to repurchase the Property or purchase all of the shares of stock of AX Japan under similar terms as the Shintom options.

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

          In October 2002, the Company sold all of its shares in AX Japan to RMS Co., Ltd., an unrelated party to the Company. The purchase price of the shares was 60,000 Yen. As a result of this transaction, the purchaser repaid in full 113,563 Yen which represented the full balance of amounts then owed to the Company by AX Japan. The agreement

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          required the purchaser to immediately change the name of AX Japan to RMS Co., Ltd., and the Company resigned from all officer and board of directors positions. The Company has no further relationship or obligations, whether contingent or direct to RMS Co., Ltd., formerly known as AX Japan.

          As a result of the completion of this transaction, all assets and liabilities of AX Japan have been removed from the accompanying consolidated balance sheet as of November 30, 2002, specifically the land and the building and the notes payable for the Vitec 150,000 Yen loan and the Pearl 140,000 Yen loan. As a result of this transaction, the Company recovered in Yen its initial investment in AX Japan as well as its loan to finance the purchase of the land and building. However, the Company recognized a $338 loss on the sale of its shares in AX Japan, as the sales price was less than the value of the net assets of AX Japan sold to Vitec. Contributing to the loss on sale were foreign currency loss and other expenses that will not be recovered. The loss on the sale of the shares of AX Japan has been included in other, net, under other income (expense) in the accompanying consolidated statements of operations for the year ended November 30, 2002.

     (c)  Inventory Purchases - Other

          Two wireless suppliers, including Toshiba, approximated 75%, 67% and 63% of total inventory purchases for the years ended November 30, 2001, 2002 and 2003, respectively. Although there are a limited number of manufacturers of its products, management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in product availability and a possible loss of sales, which would affect operating results adversely.

(6)  Business Acquisitions

     Code Systems, Inc.

     On March 15, 2002, Code Systems, Inc. (Code), a wholly-owned subsidiary of Audiovox Electronics Corp. (AEC), a wholly-owned subsidiary of the Company, purchased certain assets of Code, an automotive security product company. The purpose of this acquisition was to expand brand recognition and improve OEM production with manufacturers. The results of operations of Code are included in the accompanying consolidated financial statements from the date of purchase. The purchase price consisted of approximately $7,100, paid in cash at the closing, and a debenture (CSI Debenture) whose value is linked to the future earnings of Code. An adjustment to the allocation of


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)

     the purchase price was made to certain acquired assets resulting in an increase to goodwill of $706 during the year ended November 30, 2003. The payment of any amount under the terms of the CSI Debenture is based on performance and is scheduled to occur in the first calendar quarter of 2006. The Company accounted for the transaction in accordance with the purchase method of accounting. As a result of the transaction, goodwill of $2,560 was recorded. The purchase price allocation for the acquisition of Code is final.

     Simultaneous with this business acquisition, the Company entered into a purchase and supply agreement with a third party. Under the terms of this agreement, the third party will purchase or direct its suppliers to purchase certain products from the Company. In exchange for entering into this agreement, the Company issued 50 warrants in its subsidiary, Code, which vest immediately. These warrants were deemed to have minimal value based upon the then current value of Code. Furthermore, the agreement calls for the issuance of additional warrants based upon the future operating performance of Code.

     Based upon the contingent nature of the debenture and warrants, no recognition was given to the Code debenture or warrants as the related contingencies were not considered probable and such warrants had not vested at November 30, 2002 or 2003.

     Recoton Audio Group

     On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, acquired in cash (i) certain accounts receivable, inventory and trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") or (Recoton) and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton Corporation's Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1.9 million. The primary reason for this transaction was to expand the product offerings of AEC and to obtain certain long-standing trademarks such as Jensen(R), Acoustic Research(R) and others. The Company also acquired an obligation with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH. This obligation is secured by the acquired company's accounts receivable and inventory.

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.

     The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141. SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     values at the date of acquisition.

     The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:


Assets acquired:
     Accounts receivable                                                             $ 12,291
     Inventory                                                                         21,979
     Other current assets                                                               4,014
     Property, plant and equipment                                                      2,201
     Trademarks                                                                        10,303
                                                                                     --------
         Total assets acquired                                                         50,788
                                                                                     --------

Liabilities assumed:
     Accounts payable and other current liabilities                                     6,966
     Long-term debt                                                                     3,776
                                                                                     --------
         Total liabilities assumed                                                     10,742
                                                                                     --------
     Cash paid, net of cash acquired                                                 $ 40,046
                                                                                     ========

     The excess of the estimated purchase price over the fair value of assets and liabilities acquired of $10,303 was allocated to trademarks, with an indefinite useful life. The allocation of purchase price to assets and liabilities acquired was based upon an independent valuation study, and the purchase price is final.

     Subsequent to July 8, 2003, the Company sold accounts receivable, inventory and trademarks ($524, $816 and $2,260, respectively) attributable to the marine products division of the Electronics Group based upon their estimated fair values which resulted in no gain or loss to the Company. The sale of the marine division assets was required since the Company is precluded from selling marine products as a result of its joint venture agreement with Audiovox Specialized Applications, Inc. (ASA), an equity investee of the Company.



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     The following unaudited pro-forma financial information for the year ended November 30, 2003 represents the combined results of the Company's operations and the Recoton acquisition as if the Recoton acquisition had occurred at the beginning of the year of acquisition. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.


                                          Years Ended
                                         November 30,
                                ----------------------------
                                    2002          2003
                                ------------   ------------

     Revenue                    $ 1,305,212    $ 1,364,291
     Net loss                       (14,985)        (3,961)
     Net loss per share-basic
          and diluted           $     (0.69)   $     (0.18)

     On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Europe, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Europe at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Europe. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Europe in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Europe or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Europe. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Europe's net assets representing the incremental change of the put price over the call option price. Compensation expense for these options amounted to $388 for the year ended November 30, 2003.

(7)  Receivables from Vendors

     The Company has recorded receivables from vendors in the amount of $14,174 and $7,830 as of November 30, 2002 and 2003, respectively. Receivables from vendors represent prepayments on product shipments, defective product reimbursements and amounts due from Toshiba. At November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 for price protection and software upgrades. Subsequent to November 30, 2002, the receivables from Toshiba were paid in full. At November 30, 2003, the Company recorded receivables from Toshiba aggregating approximately $709, primarily for software upgrades. In addition, one wireless vendor represented $2,211 of the November 30, 2003 vendor receivable balance.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)



(8)  Investment Securities

     As of November 30, 2002, the Company's investment securities consist of $1,456 of available-for- sales marketable securities, which relates to 306,000 shares (after a 5 for 1 reverse stock split) of CellStar Common Stock, 1,904,000 shares of Shintom Common Stock and trading securities of $3,949 which consist of mutual funds that are held in connection with the deferred compensation plan.

     As of November 30, 2003, the Company's investment securities consist of $4,232 of available-for- sales marketable securities, which relates to 306,000 shares of CellStar Common Stock and trading securities of $5,280 which consist of mutual funds that are held in connection with the deferred compensation plan.

     During fiscal 2002 and 2003, the Company recorded a $1,158 and $21 other-than-temporary impairment of its Shintom common stock, respectively, due to a decline in the value of Shintom stock.

     The cost, gross unrealized gains and losses and aggregate fair value of the investment securities available-for-sale as of November 30, 2002 and 2003 were as follows:



                                           2002                                 2003
            ----------------------------------------------- ---------------------------------------------

                        Gross      Other-than-                        Gross      Other-than-
                      Unrealized   Temporary    Aggregate           Unrealized   Temporary       Aggregate
                       Holding     Impairment     Fair               Holding     Impairment         Fair
             Cost     Gain (Loss)   Charge       Value      Cost    Gain (Loss)    Charge           Value
           -------    -----------  -----------  ---------  -------  -----------   -----------    ---------

CellStar
  Common
   Stock   $ 2,401    $  (966)          --      $ 1,435   $ 2,401   $ 1,831          --         $ 4,232
Shintom
  Common
  Stock      1,179       --         $(1,158)        21        21      --         $   (21)         --
           -------    -------       -------    -------   -------   -------       --------      -------
           $ 3,580    $  (966)      $(1,158)   $ 1,456   $ 2,422   $ 1,831       $   (21)      $ 4,232
           =======    =======       =======    =======   =======   =======       =======       =======

     Related deferred tax assets/(liabilities) of $367 and $(696) were recorded at November 30, 2002 and 2003, respectively, as a reduction to the unrealized holding gain (loss) included in accumulated other comprehensive income (loss).


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


         During fiscal 2002 and 2003, the net unrealized holding (loss)/gain on trading securities that has been included in earnings is $(558) and $656, respectively.

(9)  Property, Plant and Equipment

     A summary of property, plant and equipment, net, is as follows:


                                                                November 30,
                                                           ---------------------
                                                            2002        2003
                                                           --------    --------

          Land                                             $    363    $    648
          Buildings                                           1,605       4,244
          Property under capital lease                        7,142       7,142
          Furniture, fixtures and displays                    2,404       2,228
          Machinery and equipment                             8,204       8,061
          Construction in progress                             --           196
          Computer hardware and software                     14,467      12,702
          Automobiles                                           769         924
          Leasehold improvements                              4,305       4,614
                                                           --------    --------
                                                             39,259      40,759
          Less accumulated depreciation and amortization    (20,878)    (20,517)
                                                           --------    --------
                                                           $ 18,381    $ 20,242
                                                           ========    ========

     The amortization of the property under capital lease is included in depreciation and amortization expense.

     Computer software includes approximately $1,450 and $794 of unamortized costs as of November 30, 2002 and 2003, respectively, related to the acquisition and installation of management information systems for internal use.

     Depreciation and amortization of property, plant and equipment amounted to $4,174, $4,768 and $4,581 for the years ended November 30, 2001, 2002 and
     2003, respectively. Included in accumulated depreciation and amortization is amortization of computer software costs of $776, $850 and $500 for the years ended November 30, 2001, 2002 and 2003, respectively. Included in accumulated depreciation and amortization is amortization expense of property under capital lease of $240 for each of the years ended November 30, 2001, 2002 and 2003, respectively.



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


(10) Equity Investments

     As of November 30, 2003, the Company's 72% owned subsidiary, Audiovox Communications Sdn. Bhd., had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. In addition, the Company had a 20% ownership interest in Bliss-tel which distributes cellular telephones and accessories in Thailand, and the Company had 50% non-controlling ownership interests in three other entities: Protector Corporation (Protector) which acts as a distributor of chemical protection treatments; ASA which acts as a distributor to specialized markets for RV's and van conversions, of televisions and other automotive sound, security and accessory products; and G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area.

     The Company's net sales to the equity investees amounted to $2,656, $3,504 and $4,277 for the years ended November 30, 2001, 2002 and 2003, respectively. The Company's purchases from the equity investees amounted to $5,592, $1,883 and $1,978 for the years ended November 30, 2001, 2002 and
     2003, respectively. The Company recorded $746, $644 and $296 of outside representative commission expenses for activations and residuals generated by G.L.M. on the Company's behalf during fiscal 2001, 2002 and 2003, respectively.

     Included in  accounts  receivable  at November  30, 2002 and 2003 are trade receivables due from its equity investments aggregating $817 and $934, respectively. At November 30, 2002 and 2003, included in accounts payable and other accrued expenses were obligations to equity investments aggregating $6 and $6, respectively.

     For the years ended November 30, 2001, 2002 and 2003, interest income earned on equity investment notes and other receivables approximated $157, $2 and $0, respectively.

     As discussed in Note 6, the Company sold $3,600 of marine division assets to ASA in connection with the Recoton acquisition.

     The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. Furthermore, based upon the lack of significance to the consolidated financial information of the Company, no summary financial information for the Company's other equity investments

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     has been provided herein:


                                   November 30,
                                ------------------
                                  2002      2003
                                -------    -------

          Current assets        $20,533   $22,518
          Non-current assets      2,332     4,803
          Current liabilities     3,447     4,640
          Members' equity        19,418    22,681


                                    Years Ended
                                     November 30,
                             --------------------------
                                2001    2002      2003
                             -------   -------   ------

          Net sales          $63,336   $44,168   $44,671
          Gross profit        17,226    10,301    12,034
          Operating income     5,581       216     2,607
          Net income           6,908     3,486     5,895

     The Company's share of income from this unconsolidated equity investment for fiscal 2001, 2002 and 2003 was $3,454, $1,743 and $2,948, respectively.

(11) Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:


                                      November 30,
                                  ------------------
                                   2002      2003
                                  -------   -------

          Commissions             $ 4,676   $ 5,180
          Employee compensation     3,070     5,564
          Future warranty           9,143    12,006
          Freight and duty          2,272     3,572
          Other taxes payable         410     2,707
          Other                    15,412    13,787
                                  -------   -------
                                  $34,983   $42,816
                                  =======   =======



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


(12) Financing Arrangements

     (a)  Bank Obligations

          The Company's principal source of liquidity is its revolving credit agreement which expires July 27, 2004. The Company is currently negotiating with the bank to extend this agreement for an additional three years, of which no assurance can be given. At November 30, 2003, the credit agreement provided for $150,000 of available credit, including $10,000 for foreign currency borrowings. An amendment to the credit agreement reduced its credit availability from $200,000 to $150,000 during the third quarter of fiscal 2003 as a result of the Company's working capital position and current anticipated borrowing requirements. The foreign currency borrowing sublimit was simultaneously reduced from $15,000 to $10,000.

          Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable, inventory and the Company's shares of ACC common stock. At November 30, 2003, the amount of unused available credit is $109,184. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts.

          Outstanding   domestic  obligations  under  the  credit  agreement  at
          November 30, 2002 and 2003 were as follows:


                                      November 30,
                                   -----------------
                                     2002     2003
                                   -------   -------

          Revolving Credit Notes   $16,883   $11,709
          Eurodollar Notes          20,000    20,000
                                   -------   -------
                                   $36,883   $31,709
                                   =======   =======

          Interest rates are as follows: revolving credit notes at 0.25% above the Prime Rate at November 30, 2001, 0.50% above the Prime Rate at November 30, 2002 and 0.75% above the Prime Rate at November 30, 2003, which was 5.5%, 4.8% and 4.75% at November 30, 2001, 2002 and
          2003, respectively. Eurodollar Notes at 1.75% above Libor at November 30, 2001, 2.50% above Libor at November 30, 2002 and 2.75% above Libor at November 30, 2003 which was 3.4%, 3.9% and 3.9% at November 30, 2001, 2002 and 2003, respectively. The Company pays a commitment fee on the unused portion of the credit line.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


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

          At November 30, 2002, the Company was not in compliance with certain of its pre-tax income covenants. Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company's fiscal year end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company's quarter end and had not received a waiver. Accordingly, the Company recorded its outstanding domestic bank obligations of $36,883 in current liabilities at November 30, 2002.

          Subsequent to November 30, 2002, the Company repaid its fiscal 2002 obligation of $36,883 in full and borrowed additional funds during the fourth quarter of fiscal 2003, resulting in domestic bank obligations outstanding at November 30, 2003 of $31,709. The Company subsequently obtained a waiver for the November 30, 2002 and February 28, 2003 violations. The Company was in compliance with all its bank covenants at November 30, 2003. While the Company has historically been able to obtain waivers for such violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with other credit facilities.

          The Company also has revolving credit facilities in Malaysia (Malaysian Credit Agreement) to finance additional working capital needs. As of November 30, 2003, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $3,600. The credit facilities are partially secured by three standby letters of credit of $800 each and are payable upon demand or upon expiration of the standby letters of credit in January, July and July 2004, respectively. The obligations of the Company under the Malaysian Credit Agreement are also secured by the property and building owned by Audiovox Communications Sdn. Bhd. Outstanding obligations under the Malaysian Credit Agreement at November 30, 2002 and 2003 were approximately $3,317 and $2,721, respectively. At November 30, 2003, interest on the credit facility ranged from 4.75% to 6.5%. At November 30, 2002, interest on the credit facility ranged from 4.75% to 6.0%.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          The Company also had a revolving credit facility in Brazil to finance additional working capital needs. The Brazilian credit facility was secured by the Company under a standby letter of credit in the amount of $200, which expired on December 9, 2002 and was payable on demand or upon expiration of the standby letter of credit. At November 30, 2002, outstanding obligations under the credit facility was 172 Brazilian Bolivars, and interest on the credit facility ranged from 19% to 29%.

          At November 30, 2003, the Company had additional outstanding standby letters of credit aggregating $678 which expire on various dates from May to July 2004.

     (b)  Debt/Loan Agreement

          On September 2, 2003, the Company's subsidiary, Audiovox Europe Holdings GmbH, (Audiovox Europe) borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5 year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. The term loan matures on August 30, 2008. Payments are due in 60 monthly installments and interest accrues at (i) 2.75% over the Euribor rate for the Tranche A and (ii) 3.5% over the three months Euribor rate for Tranche B. Any amount repaid may not be reborrowed. The term loan becomes immediately due and payable if a change of control occurs without permission of the financial institution.

          Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox Europe Holdings GmbH and on all brands and trademarks of the Audiovox Europe Holdings Group. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox Europe Holdings. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings. The short and long term amounts outstanding under this agreement were $3,226 and $9,736, respectively, at November 30, 2003 and have been included in the accompanying consolidated balance sheet.

     (c)  Factoring Arrangements

          The Company has available a 16,000 Euro factoring arrangement with a German financial institution for its recently acquired German operations. Selected accounts receivable are purchased from the Company on a non-recourse basis at 80% of face value and payment of the remaining 20% upon receipt from the customer of the balance of the receivable purchased. The rate of interest is Euribor plus 2.5%, and


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     the Company pays 0.4% of its gross sales as a fee for this arrangement. The amount outstanding under this agreement was $5,510 at November 30, 2003, and has been included in bank obligations in the accompanying consolidated balance sheet.

(13) Long-Term Debt to Toshiba

     As discussed in Note 3, on May 29, 2002, Toshiba purchased an additional 20% of ACC. In connection with the transaction, an $8,107 convertible subordinated note (the Note) was issued to Toshiba. The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principal amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years. In accordance with the provisions of the Note, Toshiba may convert the balance of the
     Note into additional shares of ACC in order to maintain a maximum 25% interest in ACC. The total amount outstanding under the Note at November 30, 2003 was $8,107 and has been included as long-term debt in the accompanying consolidated balance sheet.

     The following is a maturity table for debt and bank obligations outstanding at November 30, 2003:


                       Total
                       Amounts
                       Committed   2004     2005      2006       2007    2008
                       -------   -------   -------   -------   -------   -------

     Lines of credit   $39,940   $39,940   $  --     $  --     $  --     $  --
     Debt               21,722     3,433     2,662     2,596    10,697     2,334
                       -------   -------   -------   -------   -------   -------
     Total             $61,662   $43,373   $ 2,662   $ 2,596   $10,697   $ 2,334
                       =======   =======   =======   =======   =======   =======



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


(14) Income Taxes

     The components of income (loss) before the provision for (recovery of) income taxes, minority interest and cumulative effect of a change in accounting for negative goodwill are as follows:


                                       November 30,
                           ------------------------------------
                             2001         2002         2003
                           ---------    ---------    ---------
                            Note (2)

     Domestic Operations   $(11,535)    $  (7,584)   $  17,391
     Foreign Operations           53        1,181        3,645
                           ---------    ---------    ---------
                           $ (11,482)   $  (6,403)   $  21,036
                           =========    =========    =========

     Total income tax expense (benefit) was allocated as follows:


                                                        November 30,
                                                 -------------------------------
                                                  2001        2002       2003
                                                 --------    --------    --------
                                                 Note (2)

     Statement of operations                     $ (3,627)   $ 12,932    $  9,407
     Stockholders' equity:
        Unrealized holding gain (loss) on
             investment securities recognized
             for financial reporting purposes        (509)        260       1,063
        Tax benefit of stock options exercised       --           (17)       (216)
                                                 --------    --------    --------
             Total income tax expense
               (benefit)                         $ (4,136)   $ 13,175    $ 10,254
                                                 ========    ========    ========




                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     The provision for (recovery of) income taxes is comprised of:


                   Federal     Foreign      State       Total
                   --------    --------    --------    --------

     2001:
     Note (2)
        Current    $ (1,751)   $    359    $  1,097    $   (295)
        Deferred     (2,407)        153      (1,078)     (3,332)
                   --------    --------    --------    --------
                   $ (4,158)   $    512    $     19    $ (3,627)
                   ========    ========    ========    ========


     2002:
        Current    $   (525)   $  1,604    $  1,949    $  3,028
        Deferred      8,645         180       1,079       9,904
                   --------    --------    --------    --------
                   $  8,120    $  1,784    $  3,028    $ 12,932
                   ========    ========    ========    ========

     2003:
        Current    $  6,643    $  4,153    $  1,079    $ 11,875
        Deferred     (1,737)       (906)        175      (2,468)
                   --------    --------    --------    --------
                   $  4,906    $  3,247    $  1,254    $  9,407
                   ========    ========    ========    ========

     A reconciliation of the provision for income taxes computed at the Federal statutory rate to income (loss) before income taxes and minority interest and the actual provision for income taxes is as follows:


                                                                    November 30,
                                  ---------------------------------------------------------------------------------
                                             2001                       2002                        2003
                                  -------------------------   -------------------------  ---------------------------
                                          Note (2)

Tax provision at  Federal statutory
   rates                             $ (4,019)     (35.0)%       $ (2,241)      (35.0)%       $  7,363       35.0%
State income taxes, net of Federal
   benefit                                 12        0.1              338         5.3            1,132        5.4
Increase (decrease) in the
   valuation allowance for
   deferred tax assets                   (227)      (2.0)          13,090       204.4             (641)      (3.1)
Foreign tax rate differential             448        4.0            1,372        21.4            1,971        9.4
Permanent and other, net                  159        1.3              373         5.9             (418)      (2.0)
                                     --------     --------       --------       ------        --------      ------
                                     $ (3,627)     (31.6)%       $ 12,932       202.0%        $  9,407       44.7%
                                     ========     ========       ========       ======        ========      ======

     The significant  components of deferred  income tax expense  (recovery) for


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     the years ended November 30, 2002 and 2003 are as follows:


                                                                     November 30,
                                                               ------------------------
                                                                  2002        2003
                                                                --------    --------

          Deferred tax expense (recovery) (exclusive of the
               effect of other components listed below)         $ (3,186)   $ (1,827)
          Increase (decrease) in the balance of the valuation
               allowance for deferred tax assets                  13,090        (641)
                                                                --------    --------
                                                                $  9,904    $ (2,468)
                                                                ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

                                                                  November 30,
                                                             ---------------------
                                                                2002        2003
                                                              --------    --------
Deferred tax assets:
     Accounts receivable, principally due to allowance
        for doubtful accounts and cellular deactivations      $  1,723    $  2,094
     Inventory, principally due to additional costs
        capitalized for tax purposes pursuant to the Tax
        Reform Act of 1986                                       1,617       1,561
     Inventory, principally due to valuation reserve             7,521       7,480
     Accrual for future warranty costs                           3,249       3,460
     Plant, equipment and certain intangibles, principally
        due to depreciation and amortization                     1,863       2,112
     Net operating loss carryforwards, federal, state and
        foreign                                                  4,926       4,203
     Foreign tax credits                                         1,347       2,895
     Accrued liabilities not currently deductible and other        520         298
     Investment securities                                         719        (355)
     Deferred compensation plans                                 1,537       2,037
                                                              --------    --------
          Total gross deferred tax assets                       25,022      25,785
     Less: valuation allowance                                 (13,206)    (12,565)
                                                              --------    --------
          Net deferred tax assets                               11,816      13,220
                                                              --------    --------
Deferred tax liabilities:
     Issuance of subsidiary shares                              (6,867)     (6,867)
                                                              --------    --------
          Total gross deferred tax liabilities                  (6,867)     (6,867)
                                                              --------    --------
          Net deferred tax asset                              $  4,949    $  6,353
                                                              ========    ========

     The net change in the total valuation allowance for the year ended November


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     30, 2003 was a decrease of $641, primarily resulting from a reduction in the valuation allowance recorded on certain of ACC's deferred tax assets. After this valuation allowance, the net deferred tax assets remaining on the consolidated balance sheet represent deferred tax assets generated from the Electronics Group.

     A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on the Electronics Group's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Electronics Group's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Electronics Group will realize the benefit of the net deferred tax assets existing at November 30, 2003. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Electronics Group generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable by the Electronics Group, therefore, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At November 30, 2003, the Wireless Group had a net operating loss carryforward for federal income tax purposes of approximately $6,639, which is available to offset future taxable income, if any, which will expire through the year ended November 30, 2023.

(15) Capital Structure

     The Company's capital structure is as follows:

                                                                                                              Voting
                                                                                                              Rights
                             Par                                                      Shares                   Per       Liquidation
         Security           Value              Shares Authorized                      Outstanding              Share         Rights
         --------           -----                                                                             ------        -------
                                        -------------------------------      ------------------------------
                                                 November 30,                         November 30,
                                        -------------------------------      ------------------------------
                                             2002             2003                2002            2003
                                             ----             ----                ----            ----

Preferred Stock            $50.00                50,000          50,000              50,000          50,000      -     $50 per share

Series Preferred Stock     $ 0.01             1,500,000       1,500,000                   -               -      -             -
                                                                                                                        Ratably
                                                                                                                          with Class
Class A Common Stock       $ 0.01            60,000,000      60,000,000          19,559,445      19,655,645     One       B

Class B Common Stock       $ 0.01            10,000,000      10,000,000           2,260,954       2,260,954     Ten     Ratably
                                                                                                                         with Class
                                                                                                                          A

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)

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

     The 50,000 shares of non-cumulative Preferred Stock outstanding are owned by Shintom (see Notes 5 and 8) and have preference over both classes of common stock in the event of liquidation or dissolution. These shares have no dividend rights.

     The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). As of November 30, 2002 and 2003, 1,072,737 shares were repurchased under the Program at an average price of $7.93 for an aggregate amount of $8,511.

     As  of  November  30,  2002  and  2003,  2,900,317  and  2,804,117  shares, respectively, of the Company's Class A common stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans. During fiscal 2003, 120,000 warrants were issued to outside counsel (Note
     16). Warrants are outstanding that may be converted into shares of Code (Note 6).

     Undistributed   earnings  from  equity  investments  included  in  retained earnings amounted to $4,496 and $6,127 at November 30, 2002 and 2003, respectively.

(16) Stock-Based Compensation and Retirement Plans

     (a)  Stock Options and Warrants

          The Company applies APB No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant.

          The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (ISO's) and non-qualified stock options (NQSO's) to purchase shares of Class A common stock. Under the plans, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          may not be less than 50% of the market value of the Company's Class A common stock on the date of grant. The options must be exercised no later than ten years after the date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.

          Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. No compensation expense was recorded for stock options during the years ended November 30, 2001, 2002 and 2003.

          At  November  30,  2002 and 2003,  219,253  and  234,253  shares  were
          available   for  future   grants  under  the  terms  of  these  plans,
          respectively.

     (b)  Stock Warrants

          During fiscal 2003, the Company issued non-transferable warrants for the purchase of 120,000 shares to outside legal counsel. The warrants vested immediately upon issuance, and the exercise price of the warrants was equal to the market price on the date of issuance. In accordance with APB No. 25 and SFAS 123, the Company recorded an expense equal to the fair value of the warrants, as these warrants were issued to non-employees for services performed. Accordingly, the Company recorded $297 of expense during fiscal 2003 for the aforementioned warrants which is reflected in general and administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended November 30, 2003.

          No stock  options or  warrants  were  granted in fiscal 2001 or fiscal
          2002.



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          Information regarding the Company's stock options and warrants is summarized below:


                                                              Weighted
                                                              Average
                                                  Number      Exercise
                                                of Shares     Price
                                               -----------  ------------

Outstanding at November 30, 2000                2,749,900    $   11.61
         Granted                                     --            --
         Exercised                                (10,000)        7.69
         Canceled/Lapsed                             --            --
                                               ----------    ---------
Outstanding at November 30, 2001                2,739,900        11.62
         Granted                                     --            --
         Exercised                                (16,336)        7.69
         Canceled/Lapsed                          (12,500)       13.75
                                               ----------    ---------
Outstanding at November 30, 2002                2,711,064        11.64
         Granted                                  120,000        11.02
         Exercised                                (96,200)        6.90
         Canceled/Lapsed                          (15,000)       15.00
                                               ----------    ---------

Outstanding at November 30, 2003                2,719,864    $   11.76
                                               ==========    =========
Options and warrants exercisable at November
         30, 2003                               2,719,864    $   11.76
                                               ==========    =========

          Summarized information about stock options and warrants outstanding as of November 30, 2003 is as follows:


                                        Outstanding                                     Exercisable
                    ---------------------------------------------------     ------------------------------------
                                        Weighted           Weighted
                                        Average            Average                              Weighted
    Exercise                            Exercise             Life                                Average
     Price             Number            Price            Remaining            Number             Price
     Range            of Shares        of Shares           In Years           of Shares         of Shares
----------------    -------------    --------------    ----------------     -------------    ---------------

$4.63-8.00                 1,026,664       7.24               3.19           1,026,664                7.24
$8.01-13.00                  228,200       11.30              4.22             228,200               11.30
$13.01-15.00               1,465,000       15.00              5.78           1,465,000               15.00


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     (c)  Restricted Stock Plan

          The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted
          stock    plan    may    be    performance-accelerated    shares    or
          performance-restricted shares. There were no performance-restricted accelerated shares or performance-restricted shares granted in 2001, 2002 and 2003.

          Compensation expense for the performance-accelerated shares is recorded based upon the quoted market value of the shares on the date of grant. Compensation expense for the performance-restricted shares is recorded based upon the quoted market value of the shares on the balance sheet date. There was no restricted stock outstanding at November 30, 2001, 2002 and 2003.

     (d)  Employee Stock Purchase Plan

          In April 2000, the stockholders approved the 2000 Employee Stock Purchase Plan of up to 1,000,000 shares. The stock purchase plan provides eligible employees an opportunity to purchase shares of the Company's Class A common stock through payroll deductions at a minimum of 2% and a maximum of 15% of base salary compensation. Amounts withheld are used to purchase Class A common stock on the open market. The cost to the employee for the shares is equal to 85% of the fair market value of the shares on or about the quarterly purchase date (December 31, March 31, June 30 or September 30). The Company bears the cost of the remaining 15% of the fair market value of the shares as well as any broker fees.

          The Company's employee stock purchase plan is a non-compensatory plan, in accordance with APB No. 25, for which the related expense is recorded in general and administrative expenses in the consolidated statement of operations.

     (e)  Profit Sharing Plans/ 401(k) Plan

          The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. A contribution accrual of $300 and $600 was recorded by the Company for the United States plan in fiscal 2001 and 2003, respectively. No accruals for contributions were recorded by the Company in fiscal 2002. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          The Company also has a 401(k) plan for eligible employees. The Company matches a portion of the participant's contributions after one year of service under a predetermined formula based on the participant's contribution level. The Company's contributions were $160, $114 and $135 for the year ended November 30, 2001, 2002 and 2003, respectively. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions.

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

          The investments, which amounted to $5,280 at November 30, 2003, have been classified as trading securities and are included in investment securities on the accompanying consolidated balance sheet as of November 30, 2003. The return on these underlying investments will determine the amount of earnings credited to the employees. The Company has the option of amending or terminating the Plan at any time. The deferred compensation liability is reflected as a long-term liability on the accompanying consolidated balance sheet as of November 30, 2003. Compensation expense and investment income (loss) are recorded in the accompanying consolidated statements of operations in connection with this deferred compensation plan.

(17) Lease Obligations

     During 1998, the Company entered into a 30-year lease for a building with its principal stockholder and chief executive officer. A significant portion of the lease payments, as required under the lease agreement, consists of the debt service payments required to be made by the principal stockholder in connection with the financing of the construction of the building. For financial reporting purposes, the lease has been classified as a capital lease, and, accordingly, a building and the related obligation of approximately $6,340 was recorded (Note 20). The effective interest rate on the capital lease obligation is 8.0%.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     During 1998, the Company entered into a sale/leaseback transaction with its principal stockholder and chief executive officer for $2,100 of equipment, which has been classified as an operating lease. The lease is a five-year lease with monthly payments of $34 and has been extended for an additional two years. No gain or loss was recorded on the transaction as the book value of the equipment equaled the fair market value.

     At November 30, 2003, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:


                                                                   Capital            Operating
                                                                    Lease               Leases

2004                                                                $     553          $   3,946
2005                                                                      552              3,309
2006                                                                      561              2,731
2007                                                                      577              2,499
2008                                                                      580              1,667
Thereafter                                                             10,829                188
                                                                     --------          ---------
       Total minimum lease payments                                    13,652          $  14,340
                                                                                       =========
Less:  amount representing interest                                     7,517
                                                                    ---------
       Present value of net minimum lease
         payments                                                       6,135
Less: current installments included in accrued
       expenses and other current liabilities                              65
                                                                    ---------
Long-term obligation                                                $   6,070
                                                                    =========

     Rental expense for the above-mentioned operating lease agreements and other leases on a month- to-month basis approximated $2,958, $3,191 and $3,735 for the years ended November 30, 2001, 2002 and 2003, respectively.



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


     The Company leases certain facilities and equipment from its principal stockholder and several officers. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. At November 30, 2003, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:


                2004                 $1,264
                2005                  1,021
                2006                    912
                2007                    940
                2008                    968
                Thereafter              119
                                     ------
                                     $5,224
                                     ======

(18) Financial Instruments

     (a)  Off-Balance Sheet Risk

          Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox Communications Sdn. Bhd. (Note 12). The Company had open commercial letters of credit of approximately $8,129 and $2,541, of which $3,740 and $468 were accrued for purchases incurred as of November 30, 2002 and 2003, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

          The Company is a party to joint and several guarantees on behalf of G.L.M. which aggregate $300. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish its fair value.

     (b)  Concentrations of Credit Risk

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States and Canada and consist of, among others, wireless carriers and service providers, distributors, agents, mass


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          merchandisers, warehouse clubs and independent retailers.

          At November 30, 2002, one customer, a wireless carrier and service provider, accounted for approximately 27% of consolidated accounts receivable. At November 30, 2003, three wireless customers accounted for 13%, 12% and 12% of consolidated accounts receivable.

          During the years ended November 30, 2001, 2002 and 2003, one customer accounted for approximately 35%, 24% and 21% of the Company's fiscal 2001, 2002 and 2003 sales, respectively.

          The Company generally grants credit based upon analyses of its customers' financial position and previously established buying and payment patterns. For certain customers, the Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation.

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

     (c)  Fair Value

          The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value because of the short term maturity of these instruments. The estimated fair value of the Company's financial instruments is as follows:


                                   November 30, 2002     November 30, 2003
                                 -------------------- --------------------
                                  Carrying    Fair    Carrying    Fair
                                   Amount    Value      Amount   Value
                                 ---------- -------   --------  ---------
          Investment securities   $ 5,405   $ 5,405   $ 9,512   $ 9,512
          Bank obligations        $36,883   $36,883   $39,940   $39,940

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          Investment Securities

          The carrying amount represents fair value, which is based upon quoted market prices at the reporting date (Note 8).

          Long-Term Obligations

          The carrying amount of bank debt under the Company's revolving credit agreement and foreign debt approximates fair value because the interest rate on the bank debt is reset every quarter to reflect current market rates.

          Limitations

          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(19) Segment Information

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

          The Company's chief decision maker evaluates performance of the segments based upon income before provision for income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)



          taxes, certain portions of excess cost over fair value of assets acquired, jointly- used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which is jointly used by the Wireless and Electronics segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. Segment identifiable assets are those which are directly used in or identified to segment operations.

          During the years ended November 30, 2001, 2002 and 2003, one customer of the Wireless segment accounted for approximately 35%, 24% and 21% of the Company's consolidated fiscal 2001, 2002 and 2003 sales, respectively. No customers in the Electronics segment exceeded 10% of consolidated sales in fiscal 2001, 2002 or 2003.


                                                                                               Consolidated
                                                   Wireless       Electronics    Corporate       Totals

2001, Note (2)

Net sales                                          $   978,888    $   297,703          --      $ 1,276,591
Interest income                                            138             91   $       441            670
Equity in income of equity investees                      --               45         3,541          3,586
Interest expense                                         7,711          2,039        (4,575)         5,175
Depreciation and amortization                              878          1,408         2,190          4,476
Income (loss) before provision for (recovery of)
   income taxes and minority interest                  (17,656)        13,623        (7,449)       (11,482)
Total assets                                           347,393        138,779        58,325        544,497
Goodwill, net                                             --              370         4,362          4,732
Non-cash items:
   Provision for bad debt expense                          629          1,091           216          1,936
   Deferred income tax (benefit)                          --             --          (3,332)        (3,332)
   Minority interest                                      --             --           1,830          1,830
Capital expenditures                                     1,082            992           795          2,869


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


                                                                                               Consolidated
                                                       Wireless     Electronics    Corporate       Totals
2002

Net sales                                               727,658       372,724         --       1,100,382
Interest income                                              81           169          259           509
Equity in income of equity investees                       --              37        1,742         1,779
Interest expense                                          3,984         1,605       (2,409)        3,180
Depreciation and amortization                             1,114         1,571        2,095         4,780
Income (loss) before provision for (recovery of)
   income taxes, minority interest, and cumulative
   effect                                               (24,906)       17,415        1,088        (6,403)
Total assets                                            304,337       209,231       37,667       551,235
Goodwill, net                                              --           2,224        4,602         6,826
Non-cash items:
   Provision for bad debt expense                         3,482         1,402         --           4,884
   Deferred income tax expense                             --            --          9,904         9,904
   Minority interest                                       --            --          4,616         4,616
Capital expenditures                                      1,093         1,321          745         3,159

2003

Net sales                                               806,210       517,692         --       1,323,902
Interest income                                              45           254          217           516
Equity in income of equity investees                       --              35        3,244         3,279
Interest expense                                          1,798         3,917       (2,194)        3,521
Depreciation and amortization                             1,056         1,884        1,641         4,581
Income (loss) before provision for (recovery of)
   income taxes and minority interest                     5,617        29,540      (14,121)       21,036
Total assets                                            199,304       339,541       40,858       579,703
Goodwill, net                                              --           2,930        4,602         7,532
Non-cash items:
   Provision for bad debt expense                           (10)          576         --             566
   Deferred income tax expense                             --            --         (2,468)       (2,468)
   Minority interest                                       --            --          4,993         4,993
Capital expenditures                                        274         1,099        4,081         5,454

          In accordance with SFAS No. 142, Corporate wrote-off its unamortized negative goodwill of $240 as of the date of adoption, which has been reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle for the year ended November 30, 2002. The implementation of SFAS No. 142 was immaterial to the segments.

          Goodwill was acquired in connection with the purchase of certain assets of Code-Alarm, Inc. by Code Systems, Inc., a wholly-owned subsidiary of Audiovox Electronics Corp. (Note 6).

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          Net sales and long-lived assets by location for the years ended November 30, 2001, 2002 and 2003 were as follows.


                                     Net Sales                     Long-Lived Assets
                 --------------------------------------   -----------------------------------

                    2001         2002         2003          2001         2002          2003
                  ----------   ----------   ----------   ----------   ----------   ----------
                    Note (2)

United States     $1,061,853   $  867,154   $1,074,547   $   34,820   $   40,506   $   55,256
Canada                85,796      143,368      135,952         --           --           --
Argentina              2,684          985           64         --           --           --
Peru                   4,148          313          441         --           --           --
Japan                   --           --            456        6,545         --           --
Malaysia              12,570       11,637        7,720        1,220        1,038        1,010
Venezuela             22,422       16,744        2,908        8,339          852          511
Mexico, Central
    America and
    Caribbean         77,134       28,655       60,093         --           --           --
Chile                  1,077       21,711        9,776         --           --           --
Europe                  --           --         27,708         --           --          2,407
Other foreign           --           --
    countries          8,907        9,815        4,237         --
                  ----------   ----------   ----------   ----------   ----------   ----------
Total             $1,276,591   $1,100,382   $1,323,902   $   50,924   $   42,396   $   59,184
                  ==========   ==========   ==========   ==========   ==========   ==========

(20) Related Party Transactions

          A note due from an officer/director of the Company, which bore interest at the LIBOR rate, to be adjusted quarterly, plus 1.25% per annum, was paid in full during fiscal 2002. In addition, at November 30, 2002, the Company had outstanding notes due from various officers of the Company aggregating $235, which have been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. The notes bore interest at the LIBOR rate plus 0.5% per annum. Principal and interest were payable in equal annual installments beginning July 1, 1999 through July 1, 2003. The notes have been paid in full. In addition, no new notes with officers or directors of the Company have been entered into.

          The Company also leases certain facilities and equipment from its principal stockholder (Note 17).

          During the years ended November 30, 2001, 2002 and 2003, 34%, 38% and 10% of the Company's purchases, respectively, were from Toshiba (Note
          3). At November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 for price protection and software upgrades. At November 30, 2003, the Company recorded


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          receivables from Toshiba aggregating approximately $709 primarily for software upgrades.

          At November 30, 2003, the Company had inventory on hand from Toshiba in the amount of $18,841, which has been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. The payment terms are such that the payable is non-interest bearing and is payable in accordance with the terms established in a distribution agreement with Toshiba, which is 30 days. For certain inventory items, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from the manufacturer. The Company records such price protection, as necessary, at the time of the sale of the units. For fiscal 2001, 2002 and 2003, price protection of $4,550, $27,683 and $13,031, respectively, was recorded as a reduction to cost of sales as the related inventory was sold.

          On May 29, 2002, Toshiba purchased an additional 20% of ACC for $23,900 in cash, bringing Toshiba's total ownership interest in ACC to 25%. In addition, an $8,107 convertible subordinated note (the Note) was issued to Toshiba. The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principle amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years. In accordance with the provisions of the Note, Toshiba may convert the balance of the Note into additional shares of ACC in order to maintain a maximum 25% interest in ACC.

          In  connection  with the  transaction,  ACC and Toshiba  formalized  a distribution agreement whereby ACC will be Toshiba's exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico and all countries in the Caribbean and Central and South America through May 29, 2007. Pursuant to the agreement, the put right is only exercisable if ACC terminates the distribution agreement or if another strategic investor acquires a direct or indirect equity ownership interest in excess of 20% in the Company. Toshiba maintains a put right and the Company a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Audiovox's call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five (5) year term (see Note 3).

(21) Commitments and Contingencies

          Contingencies

          The Company is currently, and has in the past been, a party to routine litigation incidental to its business. From time to time, the Company receives notification of alleged violations of registered patent holders' rights. The Company has either been indemnified by its

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


          manufacturers in these matters, obtained the benefit of a patent license or has decided to vigorously defend such claims.

          On September 17, 2003, AEC settled the action for patent infringement that was instituted by Nissho Iwai American Corporation against AEC in the United State District Court for the Southern District of New York. Pursuant to the settlement Nissho granted AEC a non-exclusive license for a payment covering any alleged past infringements and a per unit payment for future infringement. Neither party to the lawsuit admitted any liability or any merit to the allegations of either party.

          The Company and ACC, along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with FCC ordered emergency 911 call processing capabilities. These lawsuits were consolidated and transferred to the United States District Court for the Northern District of Illinois, which in turn referred the cases to the Federal Communications Commission ("FCC") to determine if the manufacturers and service providers are in compliance with the FCC's order on emergency 911 call processing capabilities. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

          In June 2003, ACC settled the litigation it had instituted against Northcoast Communications, LLC ("Northcoast"). ACC received a partial payment of its claimed amount from Northcoast. In addition, Northcoast withdrew its counterclaims with prejudice. A Stipulation of Discontinuance with prejudice was filed in the Supreme Court of the State of New York, County of Suffolk.

          During 2001, the Company, along with other suppliers, manufacturers and distributors of hand- held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. On March 5, 2003, Judge Catherine
          C. Blake of the United States District Court for the District of Maryland granted the defendants' consolidated motion to dismiss these complaints. Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit. The appeal pending before the United States Circuit Court of Appeals, Fourth Circuit in the consolidated class action lawsuits (Pinney, Farina, Gilliam, Gimpelson and Naquin) against ACC and other suppliers, manufacturers and distributors as well as wireless carriers of hand-held wireless telephones alleging damages relating to risk of exposure to radio frequency radiation from the wireless telephones has not yet been heard. It is anticipated that the appeal will be heard in May 2004.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)



          The Company had been the subject of an administrative agency investigation involving alleged reimbursement of a fixed nominal amount of federal campaign contributions during the years 1995 and 1996. During the third quarter of fiscal 2003, the Company entered into a Conciliation Agreement and paid a civil penalty in the amount of $620.

          During the third quarter of fiscal 2003, a certain Venezuelan employee, who is also a minority shareholder in Audiovox Venezuela, submitted a claim to the Venezuela Labor Court for severance compensation of approximately $560. The Court approved the claim and it was paid and expensed by Audiovox Venezuela in the third quarter of fiscal 2003. The Company is challenging the payment of this claim and will seek reimbursement from the Venezuelan shareholder or the Company's insurance carrier.

          The Company does not expect the outcome of any pending litigation, separately and in the aggregate, to have a material adverse effect on its business, consolidated financial position or results of operations.

          Commitments

          The Company has guaranteed the borrowings of one of its 50%-owned equity investees (GLM) at a maximum of $300. During the second quarter of fiscal 2003, the Company adopted FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" (FIN 45). The Company has not modified this guarantee after December 31, 2002. No liability has been recorded for this guarantee on the accompanying consolidated financial statements.

          ACC entered into an employment agreement with the President and Chief Executive Officer (the Executive) of ACC through May 29, 2007 (Note
          3). Under the agreement, ACC is required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC's annual earnings before income taxes.



                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


(22) Unaudited Quarterly Financial Data

     Selected unaudited, quarterly financial data of the Company for the years ended November 30, 2002 and 2003 appears below:


                                                                          QUARTER ENDED
(Dollars in thousands, except per share data)           Feb. 28         May 31         Aug. 31         Nov. 30
                                                       --------         ------         -------         -------
                                                       Note (2)        Note (2)        Note (2)

2002
Net sales                                               184,269         297,267         301,992         316,853
Gross profit                                             13,723          18,653          27,468          14,755
Operating expenses                                       18,946          24,089          21,283          24,356
Income (loss) before provision for (recovery
   of) income taxes, minority interest, and
   cumulative effect                                    (7,554)           7,737           4,985        (11,571)
Provision for (recovery of) income taxes                (1,500)           4,320           2,416           7,696
Minority interest income                                    557             256              49           4,193
Income (loss) before cumulative effect of
   accounting change for negative goodwill              (5,497)           3,673           2,618        (15,074)
Cumulative effect of accounting change for
   negative goodwill                                        240               -               -               -
Net income (loss)                                       (5,257)           3,673           2,618        (15,074)
Net income (loss) per common share before
   cumulative effect of accounting change for
   negative goodwill:
     Basic                                               (0.25)            0.17            0.12          (0.69)
     Diluted                                             (0.25)            0.17            0.12          (0.69)
Net income (loss)
     Basic                                               (0.24)            0.17            0.12          (0.69)
     Diluted                                             (0.24)            0.17            0.12          (0.69)


                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


                                                                          QUARTER ENDED
(Dollars in thousands, except per share data)           Feb. 28         May 31         Aug. 31         Nov. 30
                                                       --------         ------         -------         -------

2003
Net sales                                               296,818         301,010         265,822         460,252
Gross profit                                             25,468          25,612          27,831          45,295
Operating expenses                                       21,007          22,558          25,381          33,457
Income before provision for income taxes,
   minority interest, and cumulative effect               2,628           3,355           2,442          12,611
Provision for income taxes                                1,040             918           2,606           4,843
Minority interest income (expense)                        (380)           (363)             811           (458)
Net income                                                1,208           2,074             647          7,310
Net income per common share before
   cumulative effect:
     Basic                                                 0.06            0.10            0.03            0.33
     Diluted                                               0.05            0.09            0.03            0.33
Net income
     Basic                                                 0.06            0.10            0.03            0.33
     Diluted                                               0.05            0.09            0.03            0.33


(23) Fourth Quarter Adjustments for Fiscal 2002

     During the fourth quarter of fiscal 2002, the Company recorded the following adjustments to its statement of operations (i) a $13,090 valuation allowance for deferred tax assets that were considered more likely than not to be unrecoverable related to the Wireless segment (Note
     14); (ii) an inventory obsolescence charge of $7,665 and $2,725 for the Wireless Group and Electronics Group, respectively, relating to inventory (Note 1); (iii) a $1,158 other-than-temporary impairment charge related to investment securities (Note 8); (iv) a $2,091 bad debt reserve related to certain customers whose financial condition and ability to pay their outstanding receivables became doubtful during the fourth quarter; and (v) the reversal of unearned sales incentives of $763 and $947 for the Wireless Group and Electronics Group, respectively. The Company has determined that none of these adjustments relate to prior quarters.

                                                                     (Continued)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


(24) Accrued Sales Incentives

     During the quarter ended May 31, 2002, the Company adopted the provisions of EITF 01-9. As a result of adopting EITF 01-9 in 2002, the Company has reclassified co-operative advertising, market development funds and volume incentive rebate costs (collectively sales incentives), which were previously included in selling expenses, to net sales as the Company does not receive an identifiable benefit in connection with these costs. As a result of this reclassification, net sales and selling expenses, after restatement, were reduced by $11,100 for the year ended November 30, 2001. There was no further impact on the Company's consolidated financial statements as a result of the adoption of EITF 01-9 as the Company's historical accounting policy with respect to the recognition and measure of sales incentives is consistent with EITF 01-9.

     A summary of the activity with respect to sales incentives for the last three years on a segment and consolidated basis is provided below:

     Wireless

                                           Fiscal     Fiscal     Fiscal
                                            2001       2002        2003
                                          --------    --------    --------
                                          Note (2)

     Opening balance                      $ 11,700    $  5,209    $  7,525
     Accruals                               19,680      31,186      21,327
     Payments                              (13,616)    (25,654)    (20,426)
     Reversals for unearned incentives      (7,535)       (570)       (393)
     Reversals for unclaimed incentives     (5,020)     (2,646)       (744)
                                          --------    --------    --------
     Ending balance                       $  5,209    $  7,525    $  7,289
                                          ========    ========    ========


         Electronics

                                           Fiscal     Fiscal     Fiscal
                                            2001       2002        2003
                                          --------    --------    --------
                                          Note (2)

     Opening balance                      $  2,894    $  3,265    $  4,626
     Accruals**                              5,789       7,665      19,994
     Payments                               (3,604)     (4,804)     (8,212)
     Reversals for unearned incentives      (1,516)       (784)       (917)
     Reversals for unclaimed incentives       (298)       (716)       (886)
                                          --------    --------    --------
     Ending balance                       $  3,265    $  4,626    $ 14,605
                                          ========    ========    ========

                                                                     (Continued)



                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued
                        November 30, 2001, 2002 and 2003
             (Dollars in thousands, except share and per share data)


         Consolidated
                                           Fiscal     Fiscal     Fiscal
                                            2001       2002        2003
                                          --------    --------    --------
                                          Note (2)

     Opening balance                      $ 14,594    $  8,474    $ 12,151
     Accruals                               25,469      38,851      41,321
     Payments                              (17,220)    (30,458)    (28,638)
     Reversals                             (14,369)     (4,716)     (2,940)
                                          --------    --------    --------
     Ending balance                       $  8,474    $ 12,151    $ 21,894
                                          ========    ========    ========

     The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

     **Included in Electronics accruals is $4,111 of accrued sales incentives acquired from the acquisition of Recoton (Note 6).

(25) Subsequent Event

     On February 19, 2004, the Company announced that it signed a non-binding letter of intent to sell a controlling interest in the Company's wireless subsidiary, ACC, to Curitel Communications Inc., (or one of its affiliates or subsidiaries) a leading mobile phone manufacturer in South Korea (Curitel). Currently, Audiovox owns 75% of ACC and Toshiba owns the remaining interest.

     The transaction is subject to a number of contingencies, including satisfactory completion of due diligence, negotiation and signing of definitive agreements and requisite approvals. The terms of the transaction have not been finalized. The Company must also consider all proposals submitted and there can be no assurances that this, or any other transaction, will be completed or as to any terms that may be negotiated.

Item 9 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
            Financial Disclosure

(a)  Previous Principal Independent Accountants and Auditors.

     (i) On October 16, 2003, the Board of Directors of Registrant approved a resolution authorizing the dismissal of KPMG LLP ("KPMG") effective as of the close of business on that date. The decision of the Board of Directors was based on the recommendation of the Audit Committee of the Board of Directors. KPMG had been engaged as the Registrant's principal accountants since 1980.

     (ii) The audit reports of KPMG on the Registrant's consolidated financial statements as of and for the years ended November 30, 2002 and 2001 did not contain any adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for a modification of accounting principles as their report included a reference to a footnote which discusses that effective December 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 141, " Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" and a reference to a footnote which discusses that the consolidated balance sheet as of November 30, 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years ended November 30, 2000 and 2001 were restated.

     (iii) In connection with the audits of the two fiscal years ended November 30, 2002 and 2001, and the subsequent interim periods preceding the date of determination of termination of the engagement of KPMG, the Registrant was not in disagreement with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with their reports.

     (iv) In connection with the audits of the two fiscal years ended November 30, 2002 and 2001, and the subsequent interim periods preceding the date of determination of termination of the engagement of KPMG, there were no "reportable events" except that KPMG reported to the Registrant's Audit Committee that KPMG considered two matters involving internal controls and their operation to be material weaknesses. Specifically, in connection with its audit of the consolidated financial statements of Registrant and its subsidiaries for the fiscal year ended November 30, 2002, KPMG reported that a material weakness existed related to the technical competence of the Registrant's accounting personnel and recommended significantly enhancing the accounting staff. The
Registrant is addressing this concern and is in the process of enhancing its accounting staff. Additionally, KPMG reported that it considered a deficiency in internal controls over sales incentives arrangements with its customers to be a material weakness. Included in KPMG's recommendations in this area was a standardized approach to the documentation of sales incentive arrangements, both internally and externally. A similar issue, relative to the Registrant's Wireless segment, was also reported to the Audit Committee of Registrant by KPMG in March 2002. The Registrant began implementing KPMG's recommendations for its Wireless and Electronics segments in November 2002 and May 2003, respectively.

(b)  New Principal Independent Accountants and Auditors.

     On October 16, 2003, the Audit Committee of the Board of Directors of Registrant engaged Grant Thornton LLP as the Registrant's certifying accountants for the fiscal year ending November 30, 2003. The Registrant has not consulted with Grant Thornton LLP during its two most recent fiscal years nor during any subsequent interim period prior to its appointment as auditor for the fiscal year 2003 audit regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant's consolidated financial statements.

Item 9a - Controls and Procedures

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

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

             Section 16(a) Beneficial Ownership Reporting Compliance

     Information regarding this item is set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement to be dated March 23, 2004, which will be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the Proxy Statement) and is incorporated herein by reference. Information with regard to Executive Officers is set forth in Item 1 of this Form 10-K.

     The Company has adopted a code of ethics for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other financial personnel. A copy of the code of ethics is available free of charge upon request. Any such request should be directed to the attention of: Chris Lis Johnson, Company Secretary, 150 Marcus Boulevard, Hauppauge, New York 11788, (631) 231-7750.

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

Item 13 - Certain Relationships and Related Transactions

     Information regarding this item is set forth under the caption "Certain Relationships and Related Party Transactions" of the Proxy Statement and is incorporated herein by reference.

Item 14 - Principal Accountant Fees and Services

     Information regarding this item is set forth under the caption "Principal Accountant Fees and Services" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 15 - Exhibits,  Consolidated  Financial  Statement Schedules and Reports on
            Form 8-K

(a) (1)

The following are included in Item 8 of this Report:

Report of Independent Certified Public Accountants:  Grant Thornton LLP

Independent Auditors' Report:  KPMG LLP

Consolidated Balance Sheets of Audiovox Corporation and Subsidiaries as of November 30, 2002 and 2003.

Consolidated Statements of Operations of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 2001, 2002 and 2003.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 2001, 2002 and 2003.

Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 2001, 2002 and 2003.

Notes to Consolidated Financial Statements.

(a) (2)

Financial Statement Schedules of the Registrant for the Years Ended November 30, 2001, 2002 and 2003.

Independent Auditors' Report on Financial Statement Schedule:  KPMG LLP


   Schedule                                                       Page
    Number      Description                                      Number
    ------      -----------                                      ------
                Valuation and Qualifying Accounts                 151
      II

All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

                          Independent Auditors' Report






The Board of Directors and Stockholders
   Audiovox Corporation:


Under the date of May 30, 2003 we reported on the consolidated balance sheet of Audiovox Corporation and subsidiaries as of November 30, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the two-year period ended November 30, 2002, which are included in the Company's 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2003 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

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

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the year ended November 2001 have been restated.



                                            s/KPMG  LLP
                                            --------------------------------
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

10.12 Waiver dated as of March 13, 2003 to the Fourth Amended and Restated Credit Agreement, dated as of July 28, 1999 among Audiovox Corporation, the several banks and other financial institutions from time to time parties thereto
                        (collectively the "Lenders") and JPMorgan Chase Bank, as administrative and collateral agent for the Lenders
                        (incorporated by reference to the Company's Form 8-K filed via EDGAR on March 14, 2003).

10.13 Amendment and Waiver dated as of June 10, 2003 to the Fourth Amended and Restated Credit Agreement, dated as of July 28, 1999 among Audiovox Corporation, the several banks and other financial institutions from time to time parties thereto (collectively the "Lenders") and JPMorgan Chase Bank, as administrative and collateral agent for the Lenders (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 12, 2003).







    Exhibit
    Number              Description


10.14                   Ninth Amendment effective June 26, 2003 to the Fourth
                        Amended and Restated Credit Agreement dated as of July
                        28, 1999 among Audiovox Corporation, the several banks and other financial institutions from time to time parties thereto (collectively the "Lenders") and JPMorgan Chase Bank, as administrative and collateral agent for the Lenders (incorporated by reference to the Company's Form 8-K filed via EDGAR on July 1, 2003).

10.15                   First Amended and Restated Stock and Asset Purchase
                        Agreement, dated as of June 2, 2003, by and among Recoton Recoton Audio Corporation, Recoton Home Audio,
                        Inc., Recoton Mobile Electronics, Inc., Recoton
                        International Holdings, Inc. ("RIH"), Recoton
                        Corporation and Recoton Canada Ltd. (collectively, the
                        "Sellers") , JAX Assets Corp. ("Buyer") and Audiovox
                        Corporation ("Registrant"), as guarantor (incorporated by reference to the Company's Form 8-K filed via EDGAR on July 23, 2003).

10.16                   Long Term Incentive Compensation Award to John J.  Shalam (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                        November 30, 2002).

10.17                   Long Term Incentive Compensation Award to Philip Christopher (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                        November 30, 2002).

21                      Subsidiaries of the Registrant  (filed herewith).

23.1                    Consent of Grant Thornton LLP (filed herewith).

23.2                    Consent of KPMG LLP (filed herewith).

31.1                    Certification Pursuant to Rule 13a-14(a) of The Securities Exchange Act of 1934
                        (filed herewith)

31.2                    Certification Pursuant to Rule 13a-14(a) of The Securities Exchange Act of 1934
                        (filed herewith)

32.1                    Certification Pursuant to Rule 13a-14(a) And Rule 15d-14(a) Section 1350, Chapter
                        63 of Title 18 of the United State Code, As Adopted Pursuant to Section 906
                        of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.2                    Certification Pursuant to Rule 13a-14(a) And Rule 15d-14(a) Section 1350, Chapter
                        63 of Title 18 of the United State Code, As Adopted Pursuant to Section 906
                        of The Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                                   AUDIOVOX CORPORATION



February 24, 2004                         BY:s/John J. Shalam
                                             -----------------------------
                                              John J. Shalam, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                                      Date

                                                  President;
                                                Chief Executive Officer
s/John J. Shalam                                (Principal Executive Officer               February 24, 2004
----------------                                  and Director
John J. Shalam

                                                Executive Vice President and
s/Philip Christopher                            Director                                   February 24, 2004
--------------------
Philip Christopher
                                                Senior Vice President,
                                                Chief Financial Officer
                                                (Principal Financial and                   February 24, 2004
s/Charles M. Stoehr                             Accounting Officer) and
-------------------
Charles M. Stoehr                               Director

s/Patrick M. Lavelle                            Director                                   February 24, 2004
--------------------
Patrick M. Lavelle

s/Ann Boutcher                                  Director                                   February 24, 2004
--------------
Ann Boutcher

s/Richard A. Maddia                             Director                                   February 24, 2004
-------------------
Richard A. Maddia

s/Paul C. Kreuch, Jr.                           Director                                   February 24, 2004
---------------------
Paul C. Kreuch, Jr.
s/Dennis McManus                                Director
-----------------
Dennis McManus                                                                             February 24, 2004
s/Irving Halevy                                 Director
---------------
Irving Halevy                                                                              February 24, 2004







Signature                                       Title                                      Date
---------
/s/Peter A.  Lesser                             Director                                   February 24, 2004
-------------------
Peter A.  Lesser


                                                                     SCHEDULE II
                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years Ended November 30, 2001, 2002 and 2003
                                 (In thousands)


               Column A              Column B                   Column C            Column D         Column E
               --------              ---------        -------------------------     -----------      --------
                                                        Gross
                                                        Amount    Reversals of
                                       Balance at     Charged to  Previously                           Balance
                                       Beginning      Costs and   Established                          At End
             Description                Of Year       Expenses    Accruals        Deductions (a)      Of Year
             -----------               --------       --------    --------        --------------     --------

2001(b)

     Allowance for doubtful accounts   $  6,297       $  1,936        --         $  3,518            $  4,715
     Cash discount allowances               195          2,630        --            2,643                 182
     Accrued sales incentives            14,594         25,469    $(14,369)        17,220               8,474
     Allowance for cellular
     deactivations                        1,254          3,382        --            2,601               2,035
     Reserve for warranties and
        product
        repair costs                     12,374         11,319        --           10,627              13,066
                                       --------      --------    --------       --------             --------
                                       $ 34,714       $ 44,736    $(14,369)       $ 36,609           $ 28,472
                                       ========       ========    ========        ========           ========

2002

     Allowance for doubtful accounts   $  4,715       $  4,884        --          $  2,770           $  6,829
     Cash discount allowances               182          2,858        --            2,833                 207
     Accrued sales incentives             8,474         38,851    $ (4,716)        30,458              12,151
     Allowance for cellular
     deactivations                        2,035          2,308        --            2,715               1,628
     Reserve for warranties and
        product
        repair costs                     13,066          6,985        --           4,641               15,410
                                       --------       --------    --------       --------             --------
                                       $ 28,472       $ 55,886    $ (4,716)      $ 43,417             $ 36,225
                                       ========       ========    ========       ========             ========

2003

     Allowance for doubtful accounts   $  6,829       $    566        --         $    448             $  6,947
     Cash discount allowances               207          5,007        --            4,014                1,200
     Accrued sales incentives            12,151         41,321    $ (2,940)        28,638               21,894
     Allowance for cellular
        deactivations                     1,628          3,780        --            4,281                1,127
     Reserve for warranties and
        product
        repair costs                     15,410         12,015        --            8,913               18,512
                                       --------      --------    --------        --------             --------
                                       $ 36,225       $ 62,689    $ (2,940)      $ 46,294             $ 49,680
                                       ========       ========    ========       ========             ========

(a)  For the  allowance for doubtful  accounts,  cash  discount  allowances  and accrued sales incentives, deductions represent currency effects and payments made or credits issued to customers. For the allowance for cellular deactivations, deductions represent credits taken against accounts receivable by carrier customers for deactivations of previously activated wireless customers. For the reserve for warranties and product repair costs, deductions represent payments for labor and parts made to service centers and vendors for the repair of units returned under warranty.

(b)  See Note (2) of Notes to Consolidated Financial Statements.