Form 10-K/A
period 2003-11-30
AUDIOVOX CORP
filed 2004-03-29
CIK 807707

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

--------------------------------------------------------------------------------


EXPLANATORY NOTE: This amendment to Form 10-K of Audiovox Corporation (the "Amendment") is being filed to include information required by Part III. This information is usually incorporated by reference to Audiovox's definitive proxy statement for its annual stockholders meeting. Inasmuch as the definitive proxy statement for Audiovox's 2004 annual stockholders meeting will not be filed with the Securities and Exchange Commission within 120 days of Audiovox's fiscal year end, such information may not be incorporated by reference and is included in this Amendment.

                                Table of Contents



PART III ...................................................................................................4
   Item 10 - Directors and Executive Officers of the Registrant.............................................4
              The Board of Directors and Committees.........................................................4
              Compensation Committee Interlocks and Insider Participation...................................5
              Audit Committee Report........................................................................5
              Section 16(a) Beneficial Ownership Reporting Compliance.......................................6

   Item 11 - Executive Compensation.........................................................................6
              Compensation Committee Report on Executive Compensation.......................................6
              Summary Compensation Table....................................................................8
              Employment Agreements.........................................................................9
              Option Grants in Last Fiscal Year (2003)......................................................9
              Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values.............10
              Performance Graph............................................................................11

   Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters.........................................................................12

   Item 13 - Certain Relationships and Related Transactions................................................14
              Transactions With Management.................................................................14

   Item 14 - Principal Accountant Fees and Services........................................................15

SIGNATURES.................................................................................................17


                                                     PART III

Item 10 - Directors and Executive Officers of the Registrant

     See the information set forth in the section entitled "Directors and Executive Officers of the Registrant" in Part I, Item 1 of this Form 10-K/A.

                      The Board of Directors and Committees

     The Board of Directors has standing Executive, Audit and Compensation Committees.

Board of Directors

     The Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee but does not have a standing nominating committee. The Board of Directors held five meetings and acted by consent seven times during the fiscal year ended November 30, 2003. All incumbent directors attended 75% or more of the aggregate number of Board and related committee meetings during the year.

Executive Committee

     The Executive Committee which held no meetings during fiscal 2003, consisted of five members, namely, John J. Shalam, Philip Christopher, Charles
M. Stoehr, Paul C. Kreuch, Jr. and Dennis F. McManus. The primary function of the Executive Committee is to act upon matters when the Board is not in session. The Committee has full power and authority of the Board in the management and conduct of the business and affairs of Audiovox Corporation ("Audiovox" or the "Company").

Audit Committee

     The Audit Committee, which held twelve meetings and acted by consent once in fiscal 2003, consists of four members, namely, Paul C. Kreuch, Jr., Dennis F. McManus, Irving Halevy and Peter A. Lesser. The Board of Directors has determined that each of the four members is independent and able to read and understand fundamental financial statements in accordance with the rules of the National Association of Securities Dealers ("NASD"). The Board of Directors has also determined that at least one member of the audit committee has past employment experience in finance or accounting. The functions of the Audit Committee are described below under the heading Audit Committee Report.

Compensation Committee

     The Compensation Committee, which held one meeting and acted by consent once in fiscal 2003, consisted of four members, namely, Messrs. Kreuch, McManus, Halevy and Lesser. The Compensation Committee recommends to the Board of Directors remuneration arrangements for senior management and the directors, approves and administers other compensation plans, including the profit sharing plan of the Company, in which officers, directors and employees participate.

Compensation of Directors

     For their service, members of the Board of Directors who are not salaried employees receive an annual retainer of $15,000 and $500 for each meeting attended.

           Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is currently comprised of four independent directors, Paul C. Kreuch, Jr., Dennis McManus, Irving Halevy and Peter Lesser.

                             Audit Committee Report

     The following Audit Committee Report, Compensation Committee Report on Executive Compensation and Performance Graph do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Audiovox filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference therein.

     The Audit Committee of the Board is responsible for providing independent, objective oversight of the quality and integrity of the Company's accounting and auditing functions, internal controls and financial reporting practices. The full responsibilities of the Audit Committee are set forth in its written charter which was approved by the Company's Board of Directors.

     In fulfillment of its responsibilities, the Audit Committee met with management and the Company's independent auditors, Grant Thornton LLP ("Grant Thornton"), to review and discuss all financial statements included or to be included in the Company's annual report for the fiscal year ended November 30, 2003 (the "Financial Statements"). The Audit Committee also discussed with Grant Thornton the matters required to be discussed by the Statement on Auditing Standards No. 61, received the written disclosure from Grant Thornton required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with Grant Thornton that firm's independence.

     Finally,  the Audit  Committee  continued  to monitor the  integrity of the
Company's   financial  reporting  processes  and  its  internal  procedures  and controls.

     Based upon the Audit Committee's discussions with management and the independent accountants and the Audit Committee's review of the representations of management and Grant Thornton, the Audit Committee is satisfied that its responsibilities under the charter for the period ended November 30, 2003, were met and that the financial reporting processes of the Company are functioning efficiently.

Members of the Audit Committee

Paul C. Kreuch, Jr. (Chairman)
Dennis F. McManus
Irving Halevy
Peter A.  Lesser

             Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent (10%) of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the Nasdaq Stock Market ("Nasdaq"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Form 3, 4 and 5 they file with the SEC and Nasdaq. Based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Item 11 - Executive Compensation

             Compensation Committee Report on Executive Compensation

Responsibilities of the Committee

     The Compensation Committee of the Board of Directors reviews and approves compensation for Audiovox Corporation's executive officers and oversees and administers Audiovox's stock option and restricted stock plans. The Compensation Committee recommends compensation for the Chief Executive Officer subject to the Board of Directors approval of such recommendations. The Chief Executive Officer submits recommended compensation levels for other executive officers of Audiovox to the Compensation Committee for its review and approval, subject to applicable employment agreements. Each member of the Compensation Committee is a non-employee independent Director of Audiovox. The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for fiscal 2003.

What is Audiovox's Philosophy of Executive Officer Compensation?

     Our compensation programs are designed to attract and retain talented executives and motivate them to achieve corporate and business objectives that will increase stockholder value. To attain both near and long term corporate goals, it is our policy to provide incentives to senior management and reward outstanding performance and contributions to Audiovox's businesses. Consequently, Audiovox's compensation program for its executives includes a competitive base salary, a performance-based annual bonus and stock-based compensation. This approach to executive compensation enables Audiovox to attract and retain executives of outstanding ability while ensuring that our executives' compensation advances the interests of our shareholders. Consequently, a large proportion of our executives' compensation, the annual bonus, is dependent in significant part on Audiovox's performance. Although Audiovox does not have employment agreements with any of its executive officers, Mr. Christopher's compensation is governed by an employment agreement with Audiovox Communications Corp. ("ACC"), a majority-owned subsidiary of Audiovox. (See discussion under the caption "Employment Agreements".)

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

Annual Bonus

     Bonus compensation provides Audiovox with a means of rewarding performance based upon attainment of corporate profitability during the fiscal year. For fiscal 2003, the Compensation Committee established bonus compensation formulas for its executives based upon the pre-tax earnings of the Company. The annual bonus paid to Mr. Lavelle is based upon the achievement of fiscal goals within Audiovox Electronics Corp. ("AEC"), a wholly-owned subsidiary of Audiovox. Mr. Christopher's annual bonus for fiscal 2003 was paid pursuant to his employment agreement.

Stock Options

     During fiscal 2003, no stock options were granted to the Company's employees, including the Company's executive officers.

How is the Chief Executive Officer Compensated?

     The Compensation Committee has fixed the base salary of the Chief Executive Officer based on competitive compensation data, the Committee's assessment of Mr. Shalam's past performance and its expectation as to his future contributions in guiding and directing Audiovox and its business. Mr. Shalam's bonus for fiscal 2003 was calculated on Audiovox's pre-income tax profit before extraordinary items and other non-recurring transactions of the Company in accordance with Audiovox's Executive Officer Bonus Plan which was approved by the shareholders in 2000.

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

Members of the Compensation Committee

PAUL C. KREUCH, JR.
DENNIS F. MCMANUS
IRVING HALEVY
PETER A.  LESSER

     The following Summary Compensation Table sets forth the compensation earned by the individual who served as the Company's Chief Executive Officer during fiscal year 2003 and the four other most highly compensated executive officers who were serving as such as of November 30, 2003 (collectively, the "Named Officers").

                           Summary Compensation Table


                                                        Annual Compensation (1)
                                            -----------------------------------------------
                                                                                                  All Other
Name and Principal Position                 Year            Salary(2)              Bonus        Compensation(3)
---------------------------                 ----            ---------              -----        ---------------

John J. Shalam
   President and CEO                        2003              450,000               673,500           12,376
                                            2002              450,677               128,669           11,025
                                            2001              450,000               122,000            9,185

Philip Christopher
   Executive Vice President                 2003              507,000               112,000            4,179
                                            2002              476,419(4)          1,800,000            2,762
                                            2001              450,000               117,000            8,234

Charles M. Stoehr
   Senior Vice President and
   CFO                                      2003              325,000               224,500            5,831
                                            2002              326,418               242,890            4,253
                                            2001              325,000                41,000            8,234

Patrick M. Lavelle
   Senior Vice President                    2003              200,000             1,588,532            3,814
                                            2002              201,277             1,204,508            1,980
                                            2001              200,000               655,636            7,998

Richard A. Maddia
   Vice President,
   Information Systems                      2003              175,500                75,000            1,976
                                            2002              176,209                37,500            1,213
                                            2001              175,000                65,000            7,409

-------------

(1) No other annual compensation was paid and no restricted stock awards or options were granted to the named individuals in 2003, 2002 and 2001 and the "Other Annual Compensation", "Restricted Stock" and "Securities Underlying Options" columns have been omitted.

(2)  For fiscal 2003,  salary  includes:  for Mr. Shalam $692 in 401(k)  Company matching  contributions;  for Mr.  Christopher  $1,314  in  401(k)  Company
     matching contributions; for Mr. Stoehr $1,509 in 401(k) Company matching contributions; for Mr. Lavelle $1,292 in 401(k) Company matching contributions; and for Mr. Maddia $702 in 401(k) Company matching contributions.

(3) For fiscal 2003 and 2002, this only includes executive life insurance premiums paid for the benefit of the named executive. For fiscal 2001, this includes executive life insurance premiums and profit sharing contributions.

(4) Mr. Christopher's base salary for the first six (6) months of fiscal 2002 was $450,000. Effective May 29, 2002, Mr. Christopher's base salary was increased to $500,000 pursuant to an employment agreement (see discussion below under caption "Employment Agreements").

                              Employment Agreements

     Effective May 29, 2002, ACC entered into an employment agreement with Philip Christopher (the "Agreement"). The Agreement, unless terminated earlier, shall continue until May 29, 2007 and thereafter shall automatically extend by consecutive twelve-month periods unless terminated by ACC on written notice.

     Pursuant to the Agreement, Mr. Christopher receives a base salary of $500,000, subject to annual Consumer Price Index increases, and an annual bonus equal to two percent (2%) of ACC's annual earnings before income taxes.

     The Agreement further provides for equity incentives, vesting of stock options, reimbursement of reasonable business expenses and use of an automobile. The Agreement also provided for a bonus pool of $3.2 million in fiscal 2002, of which Mr. Christopher received $1.8 million (See Bonus disclosure in the Summary Compensation Table).

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

                    Option Grants in Last Fiscal Year (2003)

     No options were granted in the fiscal year ended November 30, 2003.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information concerning option exercises in fiscal year 2003 and option holdings as of November 30, 2003 with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of 2003.


                                                                             Number of                  Value* of
                                                                             Securities               In-the-money
                                   Shares                                    Underlying                Options at
                                  Acquired              Value                Options at               November 30,
           Name                 on Exercise         Realized ($)         November 30, 2003                2003
           ----                -------------        ------------         -----------------           ---------------
                                                                            Exercisable/              Exercisable/
                                                                           Unexercisable              Unexercisable

John J. Shalam                      N/A                  N/A                  525,000/0               $3,614,125/$0
Philip Christopher                  N/A                  N/A                1,011,000/0               $2,513,545/$0
Charles M. Stoehr                   N/A                  N/A                  172,500/0               $  357,788/$0
Patrick M. Lavelle                 34,500             $312,085                211,200/0               $   70,364/$0
Richard A. Maddia                   N/A                  N/A                   40,000/0               $  125,650/$0


-------------

* Based on the fair market value of the Company's Common Stock at November 30, 2003 less the exercise price payable for such shares.

                                PERFORMANCE GRAPH

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                   OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                           AMONG AUDIOVOX CORPORATION,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX
                                 [GRAPH OMITTED]



                                            1998          1999          2000          2001          2002           2003
                                            ----          ----          ----          ----          ----           ----

AUDIOVOX CORPORATION                       100.00        462.14        149.51        112.00        167.61         217.01
SIC CODE INDEX                             100.00        110.72         84.64         85.23         73.72          91.46
NASDAQ MARKET INDEX                        100.00        163.78        136.01        101.78         79.66         106.17


                     ASSUMES $100 INVESTED ON NOV. 30, 1998
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING NOV. 30, 2003

     The annual changes for the five year period are based on the assumption that $100 had been invested on December 1, 1998 and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on November 30, 2003.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters

     The following table sets forth, as of March 24, 2004, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table and
(iii) all current directors and executive officers as a group.

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



                                                                      Amount of             Percent of
  Name and Address                                                   Beneficial             Outstanding
of Beneficial Owner(1)                                               Ownership (2)            Shares
----------------------                                         ----------------------    ----------------

John J. Shalam................................................       4,588,129 (3)             19.6%
Philip Christopher............................................       1,215,474                  5.6%
Patrick M. Lavelle............................................         228,578                  1.1%
Charles M. Stoehr.............................................         186,500                    *
Richard Maddia................................................          45,040                    *
Ann M. Boutcher...............................................          14,123                    *
Paul C. Kreuch, Jr............................................          12,000                    *
Dennis F. McManus.............................................          10,000                    *
Irving Halevy.................................................             -                      *
Peter Lesser..................................................             -                      *
All directors and officers as a group (10 persons)............       6,299,844                 25.3%

Name and Address of Other 5% Holders of Common Stock

Dimensional Fund Advisors, Inc. (4)...........................       1,394,860                  6.7%
     1299 Ocean Ave, 11th Floor
     Santa Monica, CA 90401
Barclays Global Investors, N.A. (5)...........................       1,069,622                  5.2%
      45 Fremont Street
      San Francisco, CA 94105
Kahn Brothers & Co., Inc. (6).................................       1,693,445                  8.2%
     1299 Ocean Ave, 11th Floor
     Santa Monica, CA 90401


-----------
*     Represents less than 1%

(1) The address of each person, unless otherwise noted, is c/o Audiovox Corporation, 150 Marcus Blvd., Hauppauge, NY 11788. In presenting shares beneficially owned and in calculating each holder's percentage ownership, only options exercisable by that person within 60 days of March 24, 2004 and no options exercisable by any other person are deemed to be outstanding.

(2) The number of shares stated as "beneficially owned" includes stock options currently exercisable as follows: Mr. Shalam - 525,000, Mr. Christopher - 1,011,000, Mr. Lavelle - 211,200, Mr. Stoehr - 172,500, Mr. Maddia -
     40,000,  Ms.  Boutcher  - 10,000,  Mr.  Kreuch - 10,000  and Mr.  McManus -
     10,000.

(3) Includes 2,144,152 shares of Class B common stock held by Mr. Shalam that he may convert into Class A common stock at any time. Excludes 116,802 shares of Class B common stock and 2,002 shares of Class A common stock that are held in irrevocable trusts for the benefit of Mr. Shalam's three sons.

(4) Information reported is derived from a Schedule 13G dated February 3, 2004 of Dimensional Fund Advisors Inc. and filed with the Securities and Exchange Commission on February 6, 2004.

(5)  Information  reported is derived  from a Schedule  13G of  Barclays  Global
     Investors, N.A. filed with the Securities and Exchange Commission on February 27, 2004.

(6) Information reported is derived from a Schedule 13G of Kahn Brothers & Co., Inc. filed with the Securities and Exchange Commission on February 10, 2004.

Item 13 - Certain Relationships and Related Transactions

                          Transactions With Management

     We lease some of our equipment, office, warehouse and distribution facilities from entities in which our executive officer owns a controlling interest. The following table identifies leases that result in payments in excess of $60,000 to any of the related entities.


                                                                                                           Rent Paid
                                                                                                             During
      Real Property                                                                                          Fiscal
        Location                    Expiration Date                     Owner of Property                  Year 2003
------------------------            ---------------              -------------------------------           ---------
150 Marcus Blvd.
     Hauppauge, NY                  November 30, 2008            150 Marcus Blvd. Realty LLC (1)            $538,144

16808 Marquardt Avenue
     Cerritos, CA                   March 31, 2009               Marquardt Associates (2)                    306,206

555 Wireless Blvd.
     Hauppauge, NY                  September 30, 2006           Wireless Blvd. Realty, LLC (3)              570,684

110 Marcus Blvd.                    Terminated
     Hauppauge, NY                  November 1, 2003             110 Marcus Blvd. Realty LLC (4)             211,874

             Equipment
             Location
                                    March 31, 2005               Wireless Blvd. Realty, LLC (3)              410,640
555 Wireless Blvd.
     Hauppauge, NY

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

(4) Property owned or leased by 110 Marcus Blvd. Realty, LLC, a New York limited liability company, of which John J. Shalam owns 1% and Mr. Shalam's sons own the remaining 99%.

     We believe that the terms of each of the leases are no less favorable to us than those that could have been obtained from unaffiliated third parties. To the extent that conflicts of interest arise between us and such persons in the future, such conflicts will be resolved by a committee of disinterested directors.

Item 14 - Principal Accountant Fees and Services

     The Audit Committee of the Board of Directors of the Company has appointed the firm Grant Thornton to serve as independent auditors of the Company for the fiscal year ending November 30, 2004, subject to ratification of this appointment by the stockholders of the Company. Grant Thornton was first appointed in October 2003 and replaced KPMG LLP ("KPMG"), which had served as independent auditors of the Company for many years. Grant Thornton audited the Company's financial statements at November 30, 2003 and for the 2003 fiscal year, and is considered by management of the Company to be well qualified. The firm has advised the Company that neither it nor any of its members has any direct or material indirect financial interest in the Company.

     For the fiscal year ended November 30, 2003, the Company paid the following fees to Grant Thornton (and its affiliates) for services rendered during the year or for the audit in respect of that year:

               Fee Type                                    (In Thousands)
               --------

         Audit Fees(1)........................................   $1,213
         Audit-Related Fees(2) ...............................       79
         Tax Fees(3) .........................................       21
         All Other Fees.......................................        -
                                                                 ------
         Total                                                   $1,313
                                                                 ======
----------

(1) Fees paid for professional services rendered in connection with the audit of the annual financial statements and statutory audits of certain international subsidiaries for each fiscal year.

(2) Includes fees paid for professional services rendered in connection with the audits of the Company's employee benefit plans and other consulting services.

(3) Includes fees paid for tax compliance, tax planning and related tax services.

     The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by Grant Thornton is compatible with maintaining auditor independence. In 2003, the Audit Committee adopted a policy concerning approval of audit and non-audit services to be provided by Grant Thornton . The policy requires that all services Grant Thornton may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee. The Chairman of the Audit Committee may approve certain permitted non-audit services in between Committee meetings, which services are subsequently reported to and approved by the Committee. In addition, for particular permitted services, the Chief Financial Officer may approve the engagement of Grant Thornton provided such engagement will amount to fees of less than $50,000 and such engagement is reported to the Chairman of the Committee and reported to and ratified by the Committee at its next meeting.

     One or more representatives of Grant Thornton will be present at the Annual Meeting of Stockholders, will have an opportunity to make a statement if he or she desires to do so and will be available to respond to appropriate questions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUDIOVOX CORPORATION



March 29, 2004                               BY: /s/John J. Shalam
                                                ------------------------------
                                                   John J. Shalam, President
                                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                                Date

                                   President;
                                   Chief Executive Officer
s/John J. Shalam                   (Principal Executive Officer)        March 29, 2004
--------------------------------
John J. Shalam                      and Director
                                   Executive Vice President and
s/Philip Christopher               Director                             March 29, 2004
--------------------------------
Philip Christopher
                                   Senior Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and             March 29, 2004
s/Charles M. Stoehr                Accounting Officer) and
--------------------------------
Charles M. Stoehr                  Director

s/Patrick M. Lavelle               Director                             March 29, 2004
--------------------------------
Patrick M. Lavelle

s/Ann Boutcher                     Director                             March 29, 2004
--------------------------------
Ann Boutcher

s/Richard A. Maddia                Director                             March 29, 2004
--------------------------------
Richard A. Maddia

s/Paul C. Kreuch, Jr.              Director                             March 29, 2004
--------------------------------
Paul C. Kreuch, Jr.
s/Dennis McManus                   Director
--------------------------------
Dennis McManus                                                          March 29, 2004
s/Irving Halevy                    Director
--------------------------------
Irving Halevy                                                           March 29, 2004






Signature                          Title                                Date
---------
/s/Peter A.  Lesser                Director                             March 29, 2004
-------------------
Peter A.  Lesser
