Form 10-Q
period 2004-02-29
AUDIOVOX CORP
filed 2004-04-14
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                                      of the Securities Exchange Act of 1934


For Quarter Ended                   February 29, 2004


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

[GRAPHIC OMITTED]

           Class                                   Outstanding at April 9, 2004

           Class A Common Stock                         20,773,338 Shares
           Class B Common Stock                          2,260,954 Shares

                                               AUDIOVOX CORPORATION


                                                     I N D E X
                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION                                                 4

  ITEM 1   FINANCIAL STATEMENTS                                                4

           Consolidated Balance Sheets at November 30,
             2003 and February 29, 2004 (unaudited)                            4

           Consolidated Statements of Operations (unaudited) for the Three
             Months Ended February 28, 2003 and February 29, 2004              5

           Consolidated Statements of Cash Flows (unaudited) for the Three
             Months Ended February 28, 2003 and February 29, 2004              6

           Notes to Consolidated Financial Statements                          7

  ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                24

  ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                        41

  ITEM 4   CONTROLS AND PROCEDURES                                            42

PART II - OTHER INFORMATION                                                   43

  ITEM 1   LEGAL PROCEEDINGS                                                  43

  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                   44

SIGNATURES                                                                    45

                         PART I - FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                                     November 30, February 29,
                                                                                                        2003          2004
                                                                                                     -----------  ------------
                                                                                                                  (unaudited)
Assets
Current assets:
     Cash                                                                                            $   4,702    $   4,981
     Accounts receivable, net                                                                          266,421      183,782
     Inventory, net                                                                                    219,664      265,917
     Receivables from vendors                                                                            7,830       14,018
     Prepaid expenses and other current assets                                                          12,371       15,412
     Deferred income taxes                                                                               9,531        8,437
                                                                                                     ---------    ---------
         Total current assets                                                                          520,519      492,547
  Investment securities                                                                                  9,512        9,977
  Equity investments                                                                                    13,142       11,613
  Property, plant and equipment, net                                                                    20,242       20,069
  Excess cost over fair value of assets acquired                                                         7,532        7,022
  Intangible assets                                                                                      8,043        8,043
  Other assets                                                                                             713          650
                                                                                                     ---------    ---------
                                                                                                     $ 579,703    $ 549,921
                                                                                                     =========    =========
  Liabilities and Stockholders' Equity
  Current liabilities:
     Accounts payable                                                                                $  94,864    $  80,011
     Accrued expenses and other current liabilities                                                     42,816       40,230
     Accrued sales incentives                                                                           21,894       10,481
     Income taxes payable                                                                               13,218       10,872
     Bank obligations                                                                                   39,940       40,599
     Current portion of long-term debt                                                                   3,433        2,555
                                                                                                     ---------    ---------
         Total current liabilities                                                                     216,165      184,748
  Long-term debt                                                                                        18,289       17,236
  Capital lease obligation                                                                               6,070        6,054
  Deferred income taxes                                                                                  3,178        2,360
  Deferred compensation                                                                                  5,280        6,096
                                                                                                     ---------    ---------
         Total liabilities                                                                             248,982      216,494
                                                                                                     ---------    ---------
  Minority interest                                                                                      4,993        5,378
                                                                                                     ---------    ---------
  Commitments and contingencies
  Stockholders' equity:
     Preferred stock, $50 par value; 50,000 shares authorized and outstanding, liquidation
         preference of $2,500 per share                                                                  2,500        2,500
     Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or
         outstanding                                                                                      --           --
     Common stock:
         Class A $.01 par value; 60,000,000 shares authorized; 20,728,382 and
           20,735,846 shares issued at November 30, 2003 and February 29, 2004, respectively; and 19,655,645 and 19,664,889 shares outstanding at
           November 30, 2003 and February 29, 2004,
           respectively                                                                                    207          207
         Class B $.01 par value convertible; 10,000,000 shares authorized; 2,260,954 shares issued
           and outstanding                                                                                  22           22
     Paid-in capital                                                                                   252,104      252,203
     Retained earnings                                                                                  80,635       82,505
     Accumulated other comprehensive loss                                                               (1,229)        (891)
     Treasury stock, at cost, 1,072,737 and 1,070,957 shares of Class A common stock at
         November 30, 2003 and February 29, 2004, respectively                                          (8,511)      (8,497)
                                                                                                     ---------    ---------
         Total stockholders' equity                                                                    325,728      328,049
                                                                                                     ---------    ---------
         Total liabilities and stockholders' equity                                                  $ 579,703    $ 549,921
                                                                                                     =========    =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
       For the Three Months Ended February 28, 2003 and February 29, 2004
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                        Three Months Ended
                                                                    ----------------------------
                                                                    February 28,    February 29,
                                                                        2003            2004
                                                                    ------------    ------------

Net sales                                                           $    296,818    $    376,884
Cost of sales                                                            271,350         345,518
                                                                    ------------    ------------
Gross profit                                                              25,468          31,366
                                                                    ------------    ------------

Operating expenses:
   Selling                                                                 7,303           9,920
   General and administrative                                             12,305          17,106
   Warehousing and technical support                                       1,399           1,703
                                                                    ------------    ------------
       Total operating expenses                                           21,007          28,729
                                                                    ------------    ------------

Operating income                                                           4,461           2,637
                                                                    ------------    ------------

Other income (expense):
   Interest and bank charges                                              (1,105)         (1,435)
   Equity in income of equity investees                                      371           1,003
   Other, net                                                             (1,099)            851
                                                                    ------------    ------------
       Total other income (expense), net                                  (1,833)            419
                                                                    ------------    ------------

Income before provision for income taxes and minority interest             2,628           3,056
Provision for income taxes                                                 1,040             800
Minority interest expense                                                   (380)           (386)
                                                                    ------------    ------------

Net income                                                          $      1,208    $      1,870
                                                                    ============    ============

Net income per common share (basic)                                 $       0.06    $       0.09
                                                                    ============    ============

Net income per common share (diluted)                               $       0.05    $       0.08
                                                                    ============    ============

Weighted average number of common shares outstanding (basic)          21,830,480      21,922,100
                                                                    ============    ============
Weighted average number of common shares outstanding (diluted)        22,021,548      22,254,488
                                                                    ============    ============


















See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
       For the Three Months Ended February 28, 2003 and February 29, 2004
                                 (In thousands)
                                   (unaudited)


                                                                                                        Three Months Ended
                                                                                                ------------------------------
                                                                                                 February 28,     February 29,
                                                                                                    2003            2004
                                                                                                 ------------     -----------

Cash flows from operating activities:
   Net income                                                                                    $   1,208         $   1,870
   Adjustments to reconcile net income to net cash flows provided by operating activities
      Depreciation and amortization                                                                  1,030             1,086
      Provision for bad debt expense                                                                    48                58
      Equity in income of equity investees                                                            (371)           (1,003)
      Minority interest                                                                                380               386
      Deferred income tax expense, net                                                                  79               440
      Loss on disposal of property, plant and equipment, net                                           116              --
      Tax benefit on stock options exercised                                                          --                  21
      Non-cash stock compensation                                                                     --                 268
   Changes in operating assets and liabilities
      Accounts receivable                                                                           81,337            82,753
      Inventory                                                                                     76,436           (46,225)
      Receivables from vendors                                                                      12,252            (6,187)
      Prepaid expenses and other assets                                                             (6,087)           (1,740)
      Investment securities-trading                                                                    (65)             (815)
      Accounts payable, accrued expenses and other current liabilities and accrued sales
        incentives                                                                                 (93,551)          (28,446)
      Income taxes payable                                                                           4,369            (2,326)
                                                                                                 ---------         ---------
        Net cash provided by operating activities                                                   77,181               140
                                                                                                 ---------         ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                                          (90)             (909)
   Proceeds from sale of property, plant and equipment                                                 183                18
   Proceeds from distribution from an equity investee                                                   70             2,526
   Proceeds from reduction of purchase price of acquired business                                     --                 510
                                                                                                 ---------         ---------
        Net cash provided by investing activities                                                      163             2,145
                                                                                                 ---------         ---------

Cash flows from financing activities:
   Borrowings from bank obligations                                                                149,546           253,098
   Repayments on bank obligations                                                                 (186,495)         (252,638)
   Principal payments on capital lease obligation                                                      (15)              (16)
   Proceeds from exercise of stock options and warrants                                               --                  71
   Principal payments on debt                                                                         --              (2,697)
                                                                                                 ---------         ---------
        Net cash used in financing activities                                                      (36,964)           (2,182)
                                                                                                 ---------         ---------

Effect of exchange rate changes on cash                                                                 (5)              176
                                                                                                 ---------         ---------

Net increase in cash                                                                                40,375               279
Cash at beginning of period                                                                          2,758             4,702
                                                                                                 ---------         ---------
Cash at end of period                                                                            $  43,133         $   4,981
                                                                                                 =========         =========






See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


(1)  Basis of Presentation

     The accompanying consolidated financial statements of Audiovox Corporation and subsidiaries (the Company) were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

     These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended November 30, 2003.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, allowance for cellular deactivations, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, accrued sales incentives and warranty reserves.

     A summary of the Company's significant accounting policies is identified in
     Note 1 of the Notes to Consolidated Financial Statements included in the Company's 2003 Annual Report filed on Form 10-K. There have been no changes to the Company's significant accounting policies subsequent to November 30, 2003.

(2)  Net Income Per Common Share

     Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


     A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:


                                                                                  Three Months Ended
                                                                          ----------------------------------
                                                                             February 28,       February 29,
                                                                                 2003               2004
                                                                            -----------        -----------
Net income (numerator)                                                      $     1,208        $     1,870
                                                                            ===========        ===========
Weighted average number of common shares outstanding (denominator
   for net  income per common share, basic)                                  21,830,480         21,922,100
Effect of dilutive securities:
   Stock options and warrants                                                   191,068            332,388
                                                                            -----------        -----------
Weighted average number of common shares and potential common shares outstanding (denominator for net  income per common share,
   diluted)                                                                  22,021,548         22,254,488
                                                                            ===========        ===========

Net income per common share (basic)                                         $      0.06        $      0.09
                                                                            ===========        ===========

Net income per common share (diluted)                                       $      0.05        $      0.08
                                                                            ===========        ===========

     Stock options and warrants totaling 1,588,200 and 1,465,000 for the three months ended February 28, 2003 and February 29, 2004, respectively, were not included in the net income per common share calculation because their effect would have been anti-dilutive.

(3)  Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss of $1,229 and $891 at November 30, 2003 and February 29, 2004, respectively, on the accompanying consolidated balance sheets includes the net accumulated unrealized gain on the Company's available-for-sale investment securities of $1,135 and $928 at November 30, 2003 and February 29, 2004, respectively, offset by foreign currency translation adjustments of $(2,364) and $(1,819) at November 30, 2003 and February 29, 2004, respectively.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


     The Company's total comprehensive income was as follows:


                                                                             Three Months Ended
                                                                        ----------------------------
                                                                         February 28,   February 29,
                                                                             2003          2004
                                                                         ------------   ------------

Net income                                                                $ 1,208        $ 1,870

Other comprehensive income:
   Foreign currency translation adjustments                                   685            545
   Unrealized holding gain (loss) on available-for-sale investment
       securities arising during period, net of tax                           122           (207)
                                                                          -------        -------

Other comprehensive income, net of tax                                        807            338
                                                                          -------        -------
Total comprehensive income                                                $ 2,015        $ 2,208
                                                                          =======        =======


     The change in the net unrealized gain (loss) on marketable securities arising during the periods presented above are net of a tax provision (benefit) of $75 and $(127) for the three months ended February 28, 2003 and February 29, 2004, respectively.

(4)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:


                                          Three Months Ended
                                     ----------------------------
                                      February 28,   February 29,
                                         2003          2004
                                      ------------   ------------

Cash paid during the period:
  Interest (excluding bank charges)      $  682        $1,000
  Income taxes (net of refunds)          $2,408        $3,030

     During the three months ended February 29, 2004, 7,464 stock options were exercised into shares of Class A Common Stock aggregating proceeds of $71 to the Company.

         Non-Cash Transactions

     During the three months ended February 28, 2003 and February 29, 2004, the Company recorded an unrealized holding gain (loss) relating to available-for-sale marketable investment securities, net of deferred taxes,

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)



     of $122 and $(207), respectively, as a component of accumulated other comprehensive loss.

     During the three months ended February 29, 2004, the Company recorded a non-cash stock compensation charge of $268 related to the rights under the call/put options previously granted to employees of Audiovox German Holdings GmbH (Audiovox Germany) (Note 5).

     As a result of stock option exercises, the Company recorded a tax benefit of $20 during the three months ended February 29, 2004 which is included in paid-in capital in the accompanying consolidated financial statements.

(5)  Business Acquisitions

     Code-Alarm, Inc.

     On March 15, 2002, Code Systems, Inc. (Code), a wholly-owned subsidiary of Audiovox Electronics Corp. (AEC), a wholly-owned subsidiary of the Company, purchased certain assets of Code-Alarm, Inc., an automotive security product company. The purpose of this acquisition was to expand brand recognition and improve OEM production with manufacturers. The results of operations of Code-Alarm, Inc. are included in the accompanying consolidated financial statements from the date of purchase. The purchase price consisted of approximately $7,100, paid in cash at the closing, and a debenture (CSI Debenture) whose value is linked to the future earnings of Code. The payment of any amount under the terms of the CSI Debenture is based on performance and is scheduled to occur in the first calendar quarter of 2006.

     The Company accounted for the transaction in accordance with the purchase method of accounting. An adjustment to the allocation of the purchase price was made to certain acquired assets resulting in an increase to goodwill of $706 during the year ended November 30, 2003. During the quarter ended February 29, 2004, an adjustment to the purchase price was made due to the collection of monies held in escrow at the time of closing, resulting in a $510 decrease to goodwill. As a result of the acquisition, goodwill, as adjusted, of $2,050 was recorded.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


     based upon the then current value of Code. Furthermore, the agreement calls for the issuance of additional warrants based upon the future operating performance of Code.

     Based upon the contingent nature of the debenture and warrants, no recognition was given to the CSI debenture or warrants as the related contingencies were not considered probable and such warrants had not vested at November 30, 2003 or February 29, 2004.

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

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition (July 8, 2003).

     The following unaudited pro-forma financial information for the three months ended February 28, 2003 represents the combined results of the Company's operations and the Recoton acquisition as if the Recoton acquisition had occurred at the beginning of the year of acquisition (December 1, 2002). The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.


                                           Three Months Ended
                                           February 28, 2003
                                           -------------------

Revenue                                        $ 316,224
Net loss                                       $  (4,873)
Net loss per share-basic and diluted           $   (0.22)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


     On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Germany in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets representing the incremental change of the put price over the call option price. Compensation expense for these options amounted to $268 for the three months ended February 29, 2004.

(6)  Goodwill and Other Intangible Assets

     The change in the carrying amount of goodwill is as follow:

Net beginning balance at November 30, 2003                            $ 7,532
Escrow monies collected in connection with Code-Alarm (Note 5)           (510)
                                                                      -------
Net ending balance at February 29, 2004                               $ 7,022
                                                                      =======

     At November 30, 2003 and February 29, 2004, intangible assets consisted of the following:


                                                       November 30, 2003
                                                       and February 29, 2004
                                             ----------------------------------------

                                               Gross
                                              Carrying    Accumulated     Total Net
                                               Value      Amortization    Book Value
                                              --------    ------------    ----------

Patents subject to amortization               $  677        $  677          --
Trademarks subject to amortization                34            34          --
Trademarks not subject to amortization         8,043          --          $8,043
                                              ------        ------        ------
Total                                         $8,754        $  711        $8,043
                                              ======        ======        ======


                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


     At February 29, 2004, all intangible assets subject to amortization have been fully amortized.

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

     The Company's chief decision maker evaluates performance of the segments based upon income before provision for income taxes and minority interest. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Intersegment sales are reflected at cost and have been eliminated in consolidation. A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense). Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. Such items primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics Segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the three months ended February 28, 2003 and February 29, 2004, certain advertising costs were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. During the three months ended February 29, 2004, the corporate allocation to the Electronics Segment was reduced by $618 in order to offset costs incurred

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


     in the Company's Venezuelan subsidiary that were considered to be a consolidated cost of the Company. Segment identifiable assets are those which are directly used in or identified to segment operations.


                                                                                          Consolidated
                                          Wireless        Electronics     Corporate          Totals
                                          --------        -----------     ---------       ------------

Three  Months Ended
February 28, 2003
--------------------------------
Net sales                                 $216,562        $ 80,256        $   --           $296,818
Income before provision for income
   taxes and minority interest               3,250           2,490          (3,112)           2,628
Total assets                               177,693         170,817          77,112          425,622
Goodwill, net                                 --             2,786           4,602            7,388

Three  Months Ended
February 29, 2004
--------------------------------

Net sales                                 $240,335        $136,549        $   --           $376,884
Income before provision for income
   taxes and minority interest               1,520           5,154          (3,618)           3,056
Total assets                               220,266         286,484          43,171          549,921
Goodwill, net                                 --             2,420           4,602            7,022

(8)  Equity Investments

     As of November 30, 2003 and February 29, 2004, the Company's 72% owned subsidiary, Audiovox Communications Sdn. Bhd., had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. In addition, the Company had a 20% ownership interest in Bliss- tel which distributes cellular telephones and accessories in Thailand, and the Company had 50% non-controlling ownership interests in two other entities: Audiovox
     Specialized Applications, Inc. (ASA) which acts as a distributor to specialized markets for specialized vehicles, such as RV's and van conversions, of televisions and other automotive sound, security and accessory products; and G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area.

     The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. Furthermore, based upon the lack of significance to the consolidated financial information of the Company no

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


     summary financial information for the Company's other equity investments has been provided herein:


                                            November 30,        February 29,
                                                2003                 2004
                                         ------------------ --------------------

Current assets                                  $22,518             $19,397
Non-current assets                                4,803               4,626
Current liabilities                               4,640               4,398
Members' equity                                  22,681              19,625


                                                   Three Months Ended
                                         --------------------------------------
                                            February 28,        February 29,
                                                2003                2004
                                         -------------------  -----------------

Net sales                                       $10,025            $13,966
Gross profit                                      2,811              4,432
Operating income                                    392              1,537
Net income                                          728              1,994

     The Company's share of income from this unconsolidated equity investment for the three months ended February 28, 2003 and February 29, 2004 was $364 and $997, respectively.

(9)  Income Taxes

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


     A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes is as follows:


                                                                      Three Months Ended
                                                          ------------------------------------------
                                                             February 28,               February 29,
                                                                 2003                      2004
                                                        ----------------------      -------------------

Tax provision at Federal statutory rate                 $   920         35.0%       $ 1,070      35.0%
State income taxes, net of Federal benefit                  219          8.3            144       4.7
Decrease in beginning-of-the-year balance of the
   valuation allowance for deferred tax assets             (439)       (16.7)          (529)    (17.3)
Foreign tax rate differential                               467         17.8           (105)     (3.4)
Non-deductible, changes in rates and other, net            (127)        (4.8)           220       7.2
                                                        --------       ------       --------    ------
                                                        $ 1,040         39.6%       $   800      26.2%
                                                        ========       ======       ========    =======

     Other is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items.

     The effective tax rate for the three months ended February 29, 2004, was 26.2% compared to last year's 39.6% for the comparable period.

     The net change in the total valuation allowance for the three months ended February 29, 2004, was a decrease of $529. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances for net operating loss carryforwards as well as other deferred tax assets of the Wireless Segment. Based on the Electronics Segment's ability to carry back future reversals of deductible temporary differences to taxes paid in current and prior years and the Electronics Segment's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Electronics Segment will realize the benefit of the net deferred tax assets existing at February 29, 2004.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


(10) Accrued Sales Incentives

     A summary of the activity with respect to sales incentives for the three months ended February 28, 2003 and February 29, 2004, respectively, on a segment and consolidated basis is provided below:

     For the three months ended February 28, 2003


                                                Wireless         Electronics         Total

Opening balance                                 $  7,525         $  4,626         $ 12,151
Accruals                                           5,552            1,965            7,517
Payments                                          (4,273)          (1,299)          (5,572)
Reversals for unclaimed sales incentives            (163)            (731)            (894)
                                                --------         --------         --------
Ending balance                                  $  8,641         $  4,561         $ 13,202
                                                ========         ========         ========

     For the three months ended February 29, 2004


                                                Wireless         Electronics         Total

Opening Balance                                 $  7,289         $ 14,605         $ 21,894
Accruals                                           3,623            2,967            6,590
Payments                                          (6,581)          (8,322)         (14,903)
Reversals for unearned sales incentives             (658)          (1,370)          (2,028)
Reversals for unclaimed sales incentives             (18)          (1,054)          (1,072)
                                                --------         --------         --------
Ending balance                                  $  3,655         $  6,826         $ 10,481
                                                ========         ========         ========

     The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


(11) Product Warranties and Product Repair Costs

     The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:


                                                                 Three Months Ended
                                                          -------------------------------
                                                           February 28,      February 29,
                                                              2003              2004
                                                           ----------        ------------

Opening balance                                             $ 15,410         $ 18,512
Liabilities accrued for warranties issued during the
     period                                                    1,958            2,934
Warranty claims paid during the period                        (1,088)          (1,755)
                                                            --------         --------
Ending balance                                              $ 16,280         $ 19,691
                                                            ========         ========

(12) Financing Arrangements

     (a)  Bank Obligations

          The Company's principal source of liquidity is its revolving credit agreement which expires July 27, 2004. The Company is currently negotiating with the bank to extend this agreement for an additional three years, of which no assurance can be given. At November 30, 2003 and February 29, 2004, the credit agreement provided for $150,000 of available credit, including $10,000 for foreign currency borrowings.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


          Outstanding   domestic  obligations  under  the  credit  agreement  at
          November 30, 2003 and February 29, 2004 were as follows:


                                       November 30,   February 29,
                                         2003             2004
                                      ------------    ------------

          Revolving Credit Notes        $11,709        $22,226
          Eurodollar Notes               20,000         10,000
                                        -------        -------
                                        $31,709        $32,226
                                        =======        =======

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

          The Company was in compliance with its bank covenants at November 30, 2003 and February 29, 2004. While the Company has historically been able to obtain waivers for compliance violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with other credit facilities.

          The Company also has revolving credit facilities in Malaysia (Malaysian Credit Agreement) to finance additional working capital needs. The credit facilities are partially secured by two standby letters which approximate $800 each and expire in July 2004. In addition, the obligations of the Company are also secured by the property and building owned by Audiovox Communications Sdn. Bhd. Outstanding obligations under the Malaysian Credit Agreement at November 30, 2003 and February 29, 2004 were approximately $2,721 and $2,671, respectively.

          At February 29, 2004, the Company had additional outstanding standby letters of credit aggregating $694 which expire on various dates from May to July 2004.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


     (b)  Debt/Loan Agreement

          On September 2, 2003, the Company's subsidiary, Audiovox German Holdings GmbH, (Audiovox Germany) borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5-year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. The term loan matures on August 30, 2008. Payments are due in 60 monthly installments and interest accrues at (i) 2.75% over the Euribor rate for Tranche A and (ii) 3.5% over the three months Euribor rate for Tranche B. Any amount repaid may not be reborrowed. The term loan becomes immediately due and payable if a change of control occurs without permission of the financial institution.

          Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox German Holdings GmbH and on all brands and trademarks of the Audiovox German Holdings Group. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox German Holdings. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings. The short and long term amounts outstanding under this agreement were $3,226 and $9,736, respectively, at November 30, 2003 and $2,555 and $8,411, respectively, at February 29, 2004, and have been included in the accompanying consolidated balance sheet.

     (c)  Factoring / Working Capital Arrangements

          The Company has available a 16,000 Euro factoring arrangement and 5,000 Euro working capital arrangement with a German financial institution for its German operations. Selected accounts receivable are purchased from the Company on a non- recourse basis at 80% of face value and payment of the remaining 20% upon receipt from the customer of the balance of the receivable purchased. The rate of interest is Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for this arrangement. The amount outstanding under the working capital agreement was $5,510 and $5,702 at November 30, 2003 and February 29, 2004, respectively, and has been included in bank obligations in the accompanying consolidated balance sheet.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


(13) Commitments and Contingencies

     (a)  Contingencies

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

          The Company and Audiovox Communications Corp. (ACC), along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with FCC ordered emergency 911 call processing capabilities. These lawsuits were consolidated and transferred to the United States District Court for the Northern District of Illinois, which in turn referred the cases to the Federal Communications Commission ("FCC") to determine if the manufacturers and service providers are in compliance with the FCC's order on emergency 911 call processing capabilities. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

          During 2001, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. On March 5, 2003, Judge Catherine
          C. Blake of the United States District Court for the District of Maryland granted the defendants' consolidated motion to dismiss these complaints. Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit. The appeal pending before the United States Circuit Court of Appeals, Fourth Circuit in the consolidated class action lawsuits (Pinney, Farina, Gilliam, Gimpelson and Naquin) against ACC and other suppliers, manufacturers and distributors as well as wireless carriers of hand- held wireless telephones alleging damages relating to risk of exposure to radio frequency radiation from the wireless telephones has not yet been heard. It is anticipated that the appeal will be heard in June 2004.

          During the third quarter of fiscal 2003, a certain Venezuelan employee, who is also a minority shareholder in Audiovox Venezuela,

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


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

     (b)  Commitments

          During the year ended November 30, 2003, the Company adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" (FIN 45). The Company has guaranteed the borrowings of one of its 50%-owned equity investees (G.L.M.) at a maximum of $300. The Company guaranteed the debt of G.L.M. beginning in December 1996. The Company has not modified this guarantee after December 31, 2002. No liability has been recorded for this guarantee in the accompanying consolidated balance sheet. The Company does not have any contractual recourse provisions that would enable the Company to recover any amounts paid under the guarantee. No assets are held by the Company as collateral that the Company could obtain and liquidate to recover all or a portion of the amounts paid under the guarantee.

(14) New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 28, 2003 and February 29, 2004
             (Dollars in thousands, except share and per share data)


     certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

(15) Potential Sale of ACC

     On February 19, 2004, the Company announced that it had signed a non-binding letter of intent to sell a controlling interest in its Wireless subsidiary, ACC, to Curitel Communications, Inc., a leading South Korean mobile phone maker (Curitel). As announced on that date, Audiovox Corporation must also consider all proposals submitted.

     The transaction is subject to a number of contingencies, including satisfactory completion of due diligence, negotiation and signing of definitive agreements and requisite approvals from the Board of Directors and Shareholders. The terms of the transaction have not been finalized. The Company must also consider all proposals submitted and there can be no assurances that this, or any other transaction, will be completed or as to any terms that may be negotiated.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company markets its products under the Audiovox(R) brand name and other brand names, such as Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two primary marketing groups: Wireless and Electronics.

     Wireless consists of Audiovox Communications Corp. (ACC), a 75%-owned subsidiary of Audiovox Corporation, and Quintex Mobile Communications Corp. (Quintex), which is a wholly- owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and carriers overseas primarily in the CDMA (Code Division Multiple Access) market. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service. Quintex also receives customer service awards (residual fees) and activation commissions from the carriers. Residuals are paid by the carriers based upon the pricing plan of customers activated by Quintex for a period of time (1-3 years). Quintex also sells a small volume of electronics products not related to wireless which are categorized as "other sales".

     The Electronics Group consists of four wholly-owned subsidiaries: Audiovox Electronics Corporation (AEC), American Radio Corp., Code Systems, Inc. (Code) and Audiovox German Holdings GmbH (Audiovox Germany) and three majority-owned subsidiaries: Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings
(M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets, both domestically and internationally, automotive sound and security systems, electronic car accessories, home and portable sound products, two-way radios, in-vehicle video systems, flat-screen televisions, DVD players and navigation systems. Sales are made through an extensive distribution network of mass merchandisers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis. American Radio Corp. is also involved on a limited basis in the wireless marketplace and these sales are categorized as "other sales".

     The Company allocates interest and certain shared expenses, including treasury, legal, human resources and information systems, to the marketing groups based upon both actual and estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.

Critical Accounting Policies

     As disclosed in the annual report on Form 10-K for the fiscal year ended November 30, 2003, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; sales incentives; accounts receivable; inventory; goodwill and other intangible assets; warranties and income taxes.

Since November 30, 2003, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

Results of Operations

     The following table sets forth, for the periods indicated, certain statement of operations data for the Company expressed as a percentage of net sales:



                                                          Three Months Ended
                                                     ---------------------------
                                                      February 28,  February 29,
                                                         2003         2004
                                                      -----------   ------------
  Net sales:
     Wireless
       Wireless products                                  70.9%       62.2%
       Activation commissions                              1.8         1.4
       Residual fees                                       0.2         0.2
       Other                                               0.1         --
                                                        -------     -------
         Total Wireless                                   73.0        63.8
                                                        -------     -------
     Electronics
       Mobile electronics                                 17.2        13.1
       Consumer electronics                                5.6        13.4
       Sound                                               4.2         9.7
       Other                                               --          --
                                                        -------     -------
         Total Electronics                                27.0        36.2
                                                        -------     -------
         Total net sales                                 100.0       100.0
                                                        -------     -------

          Cost of sales                                   91.4        91.7
                                                        -------     -------
          Gross profit                                     8.6         8.3

          Selling                                          2.5         2.6
          General and administrative                       4.1         4.5
          Warehousing and technical support                0.5         0.5
                                                        -------     -------
                  Total operating expenses                 7.1         7.6
                                                        -------     -------

          Operating income                                 1.5         0.7
          Interest and bank charges                       (0.3)       (0.4)
          Equity in income in equity investees             0.1         0.3
          Other, net                                      (0.4)        0.2
                                                        -------     -------
          Income before provision for income taxes         0.9         0.8
          Provision for income taxes                       0.4         0.2
          Minority interest expense                       (0.1)       (0.1)
                                                        -------     -------
          Net income                                       0.4%        0.5%
                                                        =======     =======

Management Key Indicators

     Management reviews the following financial and non-financial indicators to assess the performance of the Company's operating results:

     o Net sales by product class - Management reviews this indicator in order to determine sales trends for certain product classes as this indicator is directly impacted by unit sales and new product introductions.

     o Gross profit margin - This indicator allows management to assess the effectiveness of product introductions, timing of product acceptances and significance of inventory write-downs.

     o Operating expenses as a percentage of net sales - This indicator is reviewed to determine the efficiency of operating expenses in relation to the Company's operations and identify significant fluctuations or possible future trends.

     o Inventory and accounts receivable turnover - Inventory purchases and accounts receivable collections are two significant liquidity factors that determine the Company's ability to fund current operations and determine if additional borrowings may be necessary for future capital outlays.

     o Major acquisitions and transactions- Management consistently monitors the aforementioned key indicators as well as economic and industry conditions during consideration of major acquisitions and transactions.

Consolidated Results
Three months ended February 28, 2003 compared to three months ended February 29, 2004

     The net sales and percentage of net sales by marketing group and product line for the three months ended February 28, 2003 and February 29, 2004 are reflected in the following table:


                                                Three Months Ended
                                ---------------------------------------------
                                  February 28, 2003       February 29, 2004
                                --------------------   ----------------------
Net sales:

Wireless
  Wireless products             $210,574     70.9%      $234,410      62.2%
  Activation commissions           5,228      1.8          5,315       1.4
  Residual fees                      540      0.2            610       0.2
  Other                              220      0.1           --         --
                                --------    ------      --------     ------
    Total Wireless               216,562     73.0        240,335      63.8
                                --------    ------      --------     ------

Electronics
   Mobile electronics             51,090     17.2         49,549      13.1
   Consumer electronics           16,495      5.6         36,470       9.7
   Sound                          12,544      4.2         50,530      13.4
   Other                             127      --            --         --
                                --------    ------      --------     ------
      Total Electronics           80,256     27.0        136,549      36.2
                                --------    ------      --------     ------
      Total                     $296,818    100.0%      $376,884     100.0%
                                ========    ======      ========     ======

Net Sales

     Net sales for the three months ended February 29, 2004 increased $80,066, or 27.0% to $376,884 as compared with $296,818 in 2003.

     Wireless Group sales were $240,335 for the three months ended February 29, 2004 , an 11.0% increase from sales of $216,562 in 2003. Unit sales of wireless handsets increased 5.6% to approximately 1,258,000 units for the three months ended February 29, 2004 from approximately 1,191,000 units in 2003. This increase was primarily due to new product introductions of camera phones with CDMA 1x technology. The average selling price of the Company's handsets increased to $179 per unit for the three months ended February 29, 2004 from $171 per unit in 2003 due to higher selling prices of new product introductions.

     Electronics Group sales increased in all product lines, except mobile electronics, as sales for the three months ended February 29, 2004, were $136,549, a 70.1% increase from sales of $80,256 in 2003. This increase was largely due to increased sales in the sound and consumer electronics product lines as a result of new product introductions. Furthermore, this increase was also due to the addition of $15,733 in sales by Audiovox Germany, which was formed in July 2003 as a result of the acquisition of Recoton. (See Note 5 to the consolidated financial statements.) Excluding Audiovox Germany, sales by the

Company's international subsidiaries decreased $381 or 15.9% during the three months ended February 29, 2004, primarily due to a $951 decrease in Malaysia as a result of lower OEM sales. This decrease was offset by a $682 increase in Venezuela due to the temporary shut-down of operations during the first quarter of fiscal 2003 attributable to political and economic instability. This situation did not recur for the three months ended February 29, 2004.

     Sales were also impacted by a $3,133 decrease in sales incentive expense as both the Wireless Group and Electronics Group experienced a decline. Trends will be discussed in further detail in each individual marketing group MD&A discussion.

Gross Profit

     Both the Wireless Group and the Electronics Group experienced a decline in margins, as the consolidated gross profit margin for the three months ended February 29, 2004 was 8.3%, compared to 8.6% in 2003. Margins in the Wireless Group were 4.2% compared to 5.5% in 2003. Margins in the Electronics Group were 15.6% compared to 16.9% in 2003. Even though margins are down in both Groups, the change in the mix of sales between Wireless and Electronics has affected the consolidated margins in a favorable way. The Electronics Group represented a larger percentage of sales in 2004 then 2003 and, since Electronics' products carry higher margins, it offset the decline in Wireless. Trends will be discussed in further detail in each individual marketing group MD&A discussion.

Operating Expenses

     Operating expenses increased $7,722 to $28,729 for the three months ended February 29, 2004, as compared to $21,007 in 2003. As a percentage of net sales, operating expenses increased to 7.6% for the three months ended February 29, 2004 from 7.1% in 2003. Major components of the increase in operating expenses were in commissions, advertising, executive and office salaries and professional fees, primarily in the Electronics Group as a result of recent acquisitions and general growth in business. Trends will be discussed in further detail in each individual marketing group MD&A discussion.

     Operating income for the three months ended February 29, 2004 was $2,637 compared to $4,461 for the prior year.

Other Income and Expense

     Interest expense and bank charges increased $330 during the three months ended February 29, 2004, primarily due to interest incurred on German debt acquired as a result of the Recoton acquisition, and increased average borrowings from the Company's primary credit facility during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

     Equity in income of equity investees increased $632 for the three months ended February 29, 2004 as compared to the three months ended February 28, 2003. The increase in equity in income of equity investees was due to an increase in the equity income of ASA as a result of increased sales and improvement in gross margins.

     Other income increased $1,950 during the first quarter of 2004 as compared to 2003. Increased royalty income of $720 during fiscal 2004 contributed to the increase in other income as a result of royalty rights received during the Recoton acquisition. In addition, the appreciation in the fair market value of investment securities under the Company's deferred compensation plan resulted in a $513 increase to other income, which is offset by a corresponding increase to general and administrative expenses. Furthermore, other expense decreased $319 as a result of foreign exchange translation in our Venezuelan subsidiary due to the decreased devaluation of the Venezuela currency against the U.S. Dollar as compared to fiscal 2003. During the three months ended February 28, 2003, other expense was impacted by a $795 loss on foreign exchange translation due to devaluation of the Venezuela currency and a $283 reduction in the fair market value of investment securities.

     Minority interest expense remained fairly consistent for the three months ended February 29, 2004 compared to the three months ended February 28, 2003, primarily due to the decreased earnings of ACC offset by the increased earnings of Venezuela.

Provision for Income Taxes

     The effective tax rate for the three months ended February 29, 2004 was 26.2% compared to last year's 39.6% for the comparable period. The decrease in the effective tax rate was primarily due to the reduction of the Wireless Segment's valuation allowance and the Company's mix of foreign and domestic earnings.

Net Income

     As a result of strong sales in both divisions and increased other income offset by decreased gross margins and increased operating expenses, net income for the three months ended February 29, 2004 was $1,870 compared to $1,208 in 2003. Earnings per share for the three months ended February 29, 2004 was $0.09 (basic) and $0.08 (diluted) as compared to $0.06 (basic) and $0.05 (diluted) for 2003.

Wireless Results
Three months ended February 28, 2003 compared to three months ended February 29, 2004

     The following table sets forth for the periods indicated certain statements of operations data for Wireless expressed as a percentage of net sales:


                                                               Three Months Ended
                                              ------------------------------------------------
                                                February 28, 2003          February 29, 2004
                                              ---------------------      ---------------------
Net sales:
     Wireless products                        $ 210,574      97.3%       $ 234,410     97.5%
     Activation commissions                       5,228       2.4            5,315      2.2
     Residual fees                                  540       0.2              610      0.3
     Other                                          220       0.1             --        --
                                              ---------     ------       ----------   ------
         Total net sales                        216,562     100.0          240,335    100.0
Gross profit                                     11,818       5.5           10,041      4.2
Operating expenses
     Selling                                      2,663       1.2            2,708      1.1
     General and administrative                   4,330       2.0            4,496      1.9
     Warehousing and technical support              714       0.3              734      0.3
                                              ---------     ------       ----------   ------
Total operating expenses                          7,707       3.6            7,938      3.3
                                              ---------     ------       ----------   ------
Operating income                                  4,111       1.9            2,103      0.9
Other expense                                      (861)     (0.4)            (583)    (0.2)
                                              ---------     ------       ----------   ------
Pre-tax income                                $   3,250       1.5%       $   1,520      0.7%
                                              =========     ======       =========    ======

     Wireless is comprised of ACC and Quintex, both subsidiaries of the Company.

Net Sales

     Net sales increased $23,773, or 11.0% to $240,335 for the three months ended February 29, 2004, from 2003. Unit sales of wireless handsets increased by approximately 67,000 units for the three months ended February 29, 2004, or 5.6%, to approximately 1,258,000 units from 1,191,000 units in 2003. This increase was primarily due to new product introductions of camera phones with CDMA 1x technology. The average selling price of the Company's handsets increased to $179 per unit for the three months ended February 29, 2004 from $171 per unit in 2003. This increase was due to higher selling prices of newly-introduced models, such as the camera phone. The Company expects selling prices for digital phones to increase as enhancements in digital technology expand digital capabilities.

     Net sales were also impacted by a decrease in sales incentives expense of $2,442, net of reversals of $676. This decrease was primarily due to a decline in sales incentive programs with large wireless carriers as compared to the prior year. Sales incentive programs are expected to continue as the Company introduces new technology and products. The Company expects, due to market conditions, customer consolidation and planned introductions of new products, it could experience higher sales incentives expense in the future.

Gross Profit

     Gross profit margins decreased to 4.2% for the three months ended February 29, 2004 from 5.5% in 2003, primarily due to a decline in margins of older phone models. As a result of increased price competition within the Wireless industry, older phone models are sold at lower prices due to short product life cycles and are negatively impacted by introductions of new phones with enhanced technology. The declining margins achieved on older phone models was offset by margins achieved on new product introductions with enhanced technologies, such as the camera phone. In addition, the decline in gross margin was offset by a $2,442 decrease in sales incentive expense, net of reversals of $676.

     No inventory write-downs were recorded by the Company during the first quarter of 2004 or 2003. At February 29, 2004, the Company had on hand approximately 15,500 units of previously written-down inventory which, after write-down, had an approximate extended value of $900. The Company plans to sell these items to its existing customers during the year. The Company expects that as new products are introduced, existing models on hand are effected by price competition from our competitors and demand by our customers, it could experience write-downs in the future.

     Gross margins included reimbursements from a vendor for software upgrades on sold inventory of $49 and $812 for the three months ended February 28, 2003 and February 29, 2004, respectively. The increase in upgrade reimbursements is due to the timing of product enhancements, and these reimbursements could fluctuate in the future depending on the amount of technology upgraded into each product. Without these reimbursements, gross margins would have been lower by 0.02% and 0.34% for the three months ended February 28, 2003 and February 29, 2004, respectively. On occasion, the Company negotiates to receive price protection in the event the selling price to its customers is less than the purchase price from the vendor. No such price protection was recorded by the Company during the first quarter of fiscal 2003 or 2004.

Operating Expenses

     Operating expenses increased $231 for the three months ended February 29, 2004 as compared to 2003. However, as a percentage of net sales, operating expenses decreased to 3.3% during three months ended February 29, 2004, compared to 3.6% in 2003.

     Selling expenses increased $45 for the three months ended February 29, 2004 compared to 2003, primarily as a result of:

     o $126 increase in advertising as a result of administrative costs for rebate programs which have increased as compared to the prior year. In addition, mailings and advertising print materials have increased due to new product introductions.

     o The above increase was partially offset by a $74 decrease in salesmen salaries due to restructuring of commission deals with salesmen, as compensation for salesman has focused on commissionable sales.

     General and administrative expenses increased $166 for the three months ended February 29, 2004 compared to 2003 primarily as a result of:

     o Corporate allocations which increased $140 due to additional corporate services as a result of increased MIS costs for the Company's web-site.

     o $82 increase in employee benefits as a result of increased costs under the employee health care plan.

     o Numerous insurance policy premiums paid by the Company are calculated based on sales and inventory positions. As such, the increase in sales activity and increased inventory on hand caused insurance expense to increase $46.

     o The above increases were offset by a $72 decline in office salaries due to a reduction in Quintex employees, as a result of a closed Quintex branch.

     o In addition, bad debt expense decreased $80 due to the recovery of a previously reserved bad debt. The Company does not consider this decrease in bad debt expense to be a trend in the overall accounts receivable.

     Warehousing and technical support expense remained consistent for the three months ended February 29, 2004 as compared to the similar period in the prior year. The minimal increase in warehouse and technical support expense of $20 was primarily due to an increase in direct labor as a result of a rise in employee wages.

Pre-Tax Income

     As a result of the decline in gross margins partially offset by increased sales and improved operating expense efficiency, pre-tax income for the three months ended February 29, 2004 was $1,520, compared to $3,250 for 2003.

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

Electronics Results
Three months ended February 28, 2003 compared to three months ended February 29, 2004

     The following table sets forth for the periods indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:


                                                              Three Months Ended
                                              ---------------------------------------------
                                               February 28, 2003        February 29, 2004
                                              -------------------      -------------------
Net sales:
     Mobile electronics                       $ 51,090     63.7%       $ 49,549    36.3%
     Consumer electronics                       16,495     20.6          36,470    26.7
     Sound                                      12,544     15.6          50,530    37.0
     Other                                         127      0.1            --       --
                                              ---------   ------      ---------   ------
        Total net sales                         80,256    100.0         136,549   100.0

Gross profit                                    13,599     16.9          21,320    15.6

Operating expenses
     Selling                                     3,800      4.7           6,187     4.5
     General and administrative                  5,795      7.2           9,807     7.2
     Warehousing and technical support             642      0.8             905     0.7
                                              ---------   ------      ---------   ------
Total operating expenses                        10,237     12.7          16,899    12.4
                                              ---------   ------      ---------   ------

Operating income                                 3,362      4.2           4,421     3.2
Other income (expense)                            (872)    (1.1)            733     0.5
                                              ---------   ------      ---------   ------
Pre-tax income                                $  2,490      3.1%       $  5,154     3.8%
                                              =========   ======       ========   ======

Net Sales

     Net sales increased $56,293, or 70.1%, to $136,549 for the three months ended February 29, 2004, from net sales of $80,256 in 2003. Sales of Audiovox Germany accounted for $15,733, or 27.9%, of this increase as a result of the Recoton acquisition in July 2003. Sales for Consumer electronics increased $19,975 (121%) for the three months ended February 29, 2004 from 2003, primarily from sales of DVD players and flat panel TV's. These products were introduced during fiscal 2003 and strong customer demand has caused sales activity to increase during fiscal 2004. Sound sales increased $37,986 (303%) as a result of the Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), trademarks which usage right was acquired during the Recoton acquisition. In addition, sound sales were positively impacted by increased sales in the satellite radio product line. Mobile electronics sales decreased $1,541 (3%) for the three months ended February 29, 2004 from 2003. The decline in mobile video is due to a decrease in post holiday sales of video's in a bag as compared to the prior year. The Company does not expect the decrease in mobile video sales to be a future trend.

     Net sales of the Company's Malaysian subsidiary decreased from last year by approximately $951 primarily from a shift in the Malaysia business environment.

Specifically, the OEM market in Malaysia has declined as more automakers are incorporating electronic products into vehicles at the factory rather than being sold in the aftermarket. In addition, importing of foreign products has become more prevalent, therefore reducing domestic distribution within Malaysia. This decrease was offset by a $682 increase in the Company's Venezuela subsidiary due to the temporary shut- down of operations during the first quarter of fiscal 2003 attributable to political and economic instability. The operations in Venezuela were re-opened subsequent to the first quarter of fiscal 2003 and the political and economic environment has since improved, resulting in fiscal 2004 sales to increase.

     Sales incentives expense decreased $691, net of reversals of $2,424, to $543, due to increased reversals offset by higher sales volume. Specifically, reversals for unearned sales incentives for the three months ended February 29, 2004 increased $1,370 as compared to 2003 due to customers not purchasing the minimum quantities of product required during the program time period as a result of lower than expected post holiday sales. In addition, reversals for unclaimed sales incentives for 2004 increased $323 to $1,054 as compared to 2003. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. The majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program. The above reversals were partially offset by an increase in sales as many sales incentive programs are based on a percentage of sales. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

     Gross profit margins decreased to 15.6% for the three months ended February 29, 2004 compared to 16.9% in 2003. This decrease was due to an increase in consumer electronic products sold through consumer channels, which carry a lower gross margin as opposed to other product lines. Specifically, gross margins were adversely impacted by the sale of older DVD players, flat panel TV's and FRS radios as the selling price for these older items has declined as a result of new product introductions within these categories. This decrease was offset by margins achieved in Audiovox Germany from Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R) products as well as an increase in Code-Alarm margins due to a decline in production and warranty costs. In addition, there was a $691 decrease in sales incentive expense, net of reversals of $2,424, primarily due to increased reversals.

Operating Expenses

     Operating expenses increased $6,662 for the three months ended February 29, 2004 from 2003, a 65.1% increase compared to 2003. The AEC group (Audiovox Electronics, Code-Alarm and American Radio) accounted for $2,626 or 39.4% of the 2004 increase. The international group (Audiovox Germany, Malaysia and
Venezuela) accounted for $4,036 or 60.6% of the 2004 increase which was primarily due to the operations of Audiovox Germany, which commenced as a result of the Recoton acquisition. As a percentage of net sales, operating expenses decreased to 12.4% for the three months ended February 29, 2004 compared to 12.7% in 2003.

     Selling expenses increased $2,387 during the first quarter of 2004 of which $1,111 (46.5%) and $1,276 (53.5%) was attributable to the AEC group and international group, respectively.

     o The increase for the AEC group was primarily due to increases of $422 in commissions due to an increase in commissionable sales and salesmen salaries, payroll taxes and benefits of $356 as a result of higher employee wages and the hiring of additional employees. In addition, advertising expense increased $197 as a result of an increased product line and increased promotions during the annual consumer electronics show as compared to the prior year.

     o The increase for the international group was due to approximately $1,302 of Audiovox Germany expenses offset by a $26 decrease in Malaysia and Venezuela. Due to the operations of Recoton, which was acquired during the third quarter of fiscal 2003, Audiovox Germany expenses were primarily comprised of $566 in commissions, $114 of salesman salaries and $552 of advertising. Advertising costs consisted primarily of product brochures and informative advertising materials regarding the Company's product line.

     General and administrative expenses increased $4,012 of which $1,273 (31.7%) and $2,739 (68.3%) was attributable to the AEC group and international group, respectively.

     o The increase for the AEC group was primarily attributable to an increase of $328 in professional fees due to the increasing complexity of patent validity and rights as a result of product complexity. The Company expects, as technology for electronic products become more complex, the Company will have to expend more resources on defending patent rights and obtaining patents on new products. In addition, corporate allocations, office expenses and salaries/payroll taxes increased $298, $114 and $185, respectively, as compared to the prior year. These increases were due to the hiring of additional employees, increased wages and MIS costs as a result of the additional resources necessary to support the increased product lines and sales activity.

     o The increase for the international group was due to $2,830 of Audiovox Germany expenses offset by a $91 decline in Malaysia and Venezuela expenses. As a result of the Recoton acquisition, Audiovox Germany expenses were primarily comprised of $1,314 in salaries and related payroll taxes, $211 of professional fees, $196 of office expenses, $511 of occupancy costs and $229 of depreciation. The decline in Malaysia and Venezuela expenses was primarily due to a decrease in Venezuela's employee benefits because of a 2003 payment made to certain Venezuela employees, as a result of restructuring actions which did not recur in fiscal 2004.

     Warehousing and technical support increased $263, or 41.0%. This increase was primarily due to a $226 increase in direct labor and payroll taxes due to the hiring of additional employees and includes $73 of Audiovox Germany expenses. In addition, the increase in warehouse and technical support is due to the hiring of additional engineers as the increase in sales volume and product complexity has resulted in the Company providing added customer service.

Pre-Tax Income

     As a result of increased sales due to new product introductions and the Recoton acquisition, improved operating expense efficiency and increased other income due to royalties received for the Jensen trademarks offset by a decline in gross margins, pre-tax income for the three months ended February 29, 2004 was $5,154 compared to $2,490 for 2003. During the three months ended February 29, 2004, the corporate allocation to the Electronics Segment was reduced by $618 in order to offset costs incurred in the Company's Venezuelan subsidiary that were considered to be a consolidated cost of the Company.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Liquidity and Capital Resources
Cash Flows, Commitments and Obligations

     The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. The amount of financing is dependent primarily on the collection of accounts receivable and purchase of inventory. As of February 29, 2004, the Company had working capital of $307,799 which includes cash of $4,981 as compared with working capital of $304,354 and cash of $4,702 at November 30, 2003.

     Operating activities provided cash of $140 for the three months ended February 29, 2004 compared to $77,181 in 2003. The decrease in cash provided by operating activities as compared to the prior year is primarily due to the increase in Wireless inventory. Net income provided $1,870 for operating activities for the three months ended February 29, 2004 compared to $1,208 in 2003.

     The following significant fluctuations in the balance sheet impacted cash flow from operations:

     o Cash flows from operating activities for the three months ended February 29, 2004 were favorably impacted by a decrease in accounts receivable primarily from collections. Accounts receivable turnover approximated 9.7 during for the three months ended February 29, 2004 compared to 11.7 in the comparable period in the prior year. Although accounts receivable turnover has decreased, overall collections have increased due to the increase in fourth quarter sales for fiscal 2003 as compared to 2002. Overall collections of accounts receivable and credit quality of customers has improved, however, accounts receivable collections are often impacted by general economic conditions.

     o The overall decrease in cash flow from operations for the three months ended February 29, 2004 as compared to 2003 was primarily due to an increase in inventory as a result of increased purchases of Wireless inventory during fiscal 2004, partially offset by a decline in Electronics inventory. The increase in cash used for inventory purchases was partially offset by increased inventory turnover which approximated 5.3 during for the three months ended February 29, 2004 compared to 4.7 in the comparable period in the prior year. The increased turnover is a result of increased sales and improved management of Wireless inventory which consists of more products at the beginning of their life cycle during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, which consisted of products near the end of their life cycle. Although this is a favorable condition, the Company cannot guarantee this to be a trend in the future.

     o In addition, cash flow from operating activities for the three months ended February 29, 2004, was reduced due to a decrease in accounts payable, primarily from payments made to inventory vendors. Payments for accounts payable during the first quarter of fiscal 2004 were not as significant as compared to the first quarter of fiscal 2003 based on the timing of payments made. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases and amount of inventory on hand.

     Investing activities provided $2,145 during the three months ended February 29, 2004, primarily from the distribution from an equity investee, proceeds from the reduction of purchase price of acquired business, partially offset by the purchases of property, plant and equipment.

     Financing activities used $2,182 during the three months ended February 29, 2004, primarily from payments of debt, partially offset by net borrowings of bank obligations.

     The Company's principal source of liquidity is its revolving credit agreement, which expires July 27, 2004. The Company is currently negotiating with the bank to extend this agreement for an additional three years. At February 29, 2004, the credit agreement provided for $150,000 of available credit, including $10,000 for foreign currency borrowings. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC. The Company's ability to borrow under its credit facility is a maximum aggregate amount of $150,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts.

     The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     The Company was in compliance with all of its bank covenants at February 29, 2004 and November 30, 2003. There can be no assurance that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. While the Company has historically been able to obtain waivers for violations, there can be no assurance that future negotiations with its lenders would be successful. This credit agreement has no cross covenants with other credit facilities.

     The Company also has revolving credit facilities in Malaysia and Germany to finance additional working capital needs. The Malaysian credit facility is partially secured by the Company under two standby letters of credit and are payable upon demand or upon expiration of the standby letters of credit. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd. The German credit facility consists of accounts receivable factoring up to 16,000 Euros and a working capital facility, secured by accounts receivable and inventory, up to 5,000 Euros. The German and Malaysia facilities are renewable on an annual basis.

     The Company has guaranteed the borrowings of one of its 50%-owned equity investees (GLM) at a maximum of $300. During fiscal 2003, the Company adopted FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others" (FIN 45). The Company has not modified this guarantee after December 31, 2002. No liability has been recorded for this guarantee on the accompanying consolidated financial statements.

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At February 29, 2004, such obligations and commitments are as follows:


                                                              Payments Due By Period
                                ---------------------------------------------------------------------
Contractual Cash                                Less than       1-3             4-5           After
   Obligations                    Total          1 Year         Years          Years         5 Years
------------------------         -------        --------       -------        -------       --------

Capital lease obligations        $13,514        $   553        $ 1,118        $ 1,158        $10,685
Operating leases                  13,605          3,913          5,890          3,693            109
                                 -------        -------        -------        -------        -------
Total contractual cash
  obligations                    $27,119        $ 4,466        $ 7,008        $ 4,851        $10,794
                                 =======        =======        =======        =======        =======


                                                                      Amount of Commitment
                                                                     Expiration per period
                                ------------------------------------------------------------------
                                  Total
Other Commercial                  Amounts       Less than      1-3                          Over
    Commitments                  Committed        1 Year      Years          4-5 Years     5 years
--------------------------       ---------      ---------     -------        ---------     -------

Lines of credit                  $40,599        $40,599
Standby letters of credit          2,294          2,294
Guarantees                           300            300
Debt                              19,791          2,555        $ 4,857        $12,379        --
Commercial letters of
   credit                            715            715           --             --          --
                                 -------        -------        -------        -------       ------
Total commercial
  commitments                    $63,699        $46,463        $ 4,857        $12,379        --
                                 =======        =======        =======        =======       ======

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

Treasury Stock

     The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). No shares were purchased under the Program during fiscal 2003 or fiscal 2004. As of November 30, 2003 and February 29, 2004, 1,072,737 and 1,070,957 shares were repurchased under the Program at an average price of $7.93 per share for an aggregate amount of $8,511 and $8,497, respectively.

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

     During 1998, the Company entered into a sale/leaseback transaction with its principal stockholder and chief executive officer for $2,100 of equipment, which has been classified as an operating lease. The lease has monthly payments of $34 and expires on March 31, 2005. No gain or loss was recorded on the transaction as the book value of the equipment equaled the fair market value.

     The Company also leases certain facilities from its principal stockholder. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. Total lease payments required under the leases for the five-year period ending February 29, 2009 and thereafter are $5,049.

Transactions with Toshiba Corporation

     Toshiba Corporation (Toshiba), a 25% shareholder of ACC, is a major supplier of ACC products. Inventory on hand at November 30, 2003 and February 29, 2004 purchased from Toshiba approximated $22,405 and $35,288, respectively. At November 30, 2003 and February 29, 2004, the Company recorded receivables from Toshiba aggregating approximately $709 and $829, respectively, primarily for software upgrades.

     At November 30, 2003 and February 29, 2004, the Company had inventory on hand in the amount of $18,841 and $28,240, respectively, which were purchased from Toshiba and have been recorded in inventory and accounts payable on the accompanying consolidated balance sheet. The payment terms are such that the payable is non-interest bearing and is payable in accordance with the terms established in the distribution agreement between the parties, which is 30 days.

     On occasion, the Company negotiates to receive price protection in the event the selling price to its customers is less than the purchase price from Toshiba. The Company will record such price protection, if necessary, at the time of the sale of the units.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

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

Forward-Looking Statements

     Except for historical information contained herein, statements made in this Form 10-Q that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the wireless, mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in the Company's Form 10-K for the fiscal year ended November 30, 2003. These factors, among others, may cause actual results to differ materially from the results suggested in the forward-looking statements. Forward-looking statements include statements relating to, among other things:

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

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk Sensitive Instruments

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

     Marketable securities at November 30, 2003 and February 29, 2004, which are recorded at fair value of $9,512 and $9,977, respectively, include an unrealized gain of $1,831 and $1,497, respectively, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $951 and $998 as of November 30, 2003 and February 29, 2004, respectively. Actual results may differ.

Interest Rate Risk

     The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the financial institution. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. There were no hedge transactions at November 30, 2003. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. At February 29, 2004, the Company had foreign currency contracts outstanding that have a notional amount of $1,643. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at February 29, 2004 was $27. The foreign currency included in these forward contracts consists of the Euro and expire during March 2004.

     The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2003 and February 29, 2004, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Malaysian ringgit, Thailand baht and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2003 and February 29, 2004, amounts to $1,195 and $899, respectively. Actual results may differ.

ITEM 4     CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Principal Financial Officer has each evaluated the effectiveness of the Company's "Disclosure Controls and Procedures" and has concluded that they were effective. As such term is used above, the Company's Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission's rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1       LEGAL PROCEEDINGS

     The Company is currently, and has in the past been, a party to routine litigation incidental to its business. From time to time, the Company receives notification of alleged violations of registered patent holders' rights. The Company has either been indemnified by its manufacturers in these matters, obtained the benefit of a patent license or has decided to vigorously defend such claims.

     The Company and Audiovox Communications Corp. (ACC), along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with FCC ordered emergency 911 call processing capabilities. These lawsuits were consolidated and transferred to the United States District Court for the Northern District of Illinois, which in turn referred the cases to the Federal Communications Commission ("FCC") to determine if the manufacturers and service providers are in compliance with the FCC's order on emergency 911 call processing capabilities. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     During 2001, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. On March 5, 2003, Judge Catherine C. Blake of the United States District Court for the District of Maryland granted the defendants' consolidated motion to dismiss these complaints. Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit. The appeal pending before the United States Circuit Court of Appeals, Fourth Circuit in the consolidated class action lawsuits (Pinney, Farina, Gilliam, Gimpelson and Naquin) against ACC and other suppliers, manufacturers and distributors as well as wireless carriers of hand-held wireless telephones alleging damages relating to risk of exposure to radio frequency radiation from the wireless telephones has not yet been heard. It is anticipated that the appeal will be heard in June 2004.

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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


   Exhibit Number                       Description

        31.1 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

        31.2 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

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

     During the first quarter ended February 29, 2004, the Company filed one (1) report on Form 8-K, dated and filed on February 25, 2004, reporting that two (2) press releases were issued. The first press release announced the signing of a non-binding letter of intent to sell a controlling interest in the Company's wireless subsidiary, Audiovox Communications Corp., and the second press release announced results for the fourth quarter and fiscal year ended November 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AUDIOVOX CORPORATION




                                     By:/s/John J. Shalam
                                        ---------------------------------------
                                           John J. Shalam
                                           President and Chief
                                              Executive Officer

Dated: April 14, 2004

                                     By:/s/Charles M. Stoehr
                                        ---------------------------------------
                                           Charles M. Stoehr
                                           Senior Vice President and
                                              Chief Financial Officer