Form 10-Q
period 2004-05-31
AUDIOVOX CORP
filed 2004-07-15
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                   May 31, 2004


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


           Class                                     Outstanding at July 9, 2004

           Class A Common Stock                        20,785,186 Shares
           Class B Common Stock                         2,260,954 Shares

                              AUDIOVOX CORPORATION


                                    I N D E X

                                                                                              Page
                                                                                             Number

PART I - FINANCIAL INFORMATION                                                                 4

          ITEM 1 FINANCIAL STATEMENTS                                                          4


                 Consolidated Balance Sheets at November 30,
                   2003 and May 31, 2004 (unaudited)                                           4

                 Consolidated Statements of Earnings (unaudited) for the Three
                   and Six Months Ended May 31, 2003 and May 31, 2004                          5

                 Consolidated Statements of Cash Flows (unaudited) for the Three
                   and Six Months Ended May 31, 2003 and May 31, 2004                          6

                 Notes to Consolidated Financial Statements                                    7

          ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                     28

          ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK                                                               56

          ITEM 4 CONTROLS AND PROCEDURES                                                      57

PART II - OTHER INFORMATION                                                                   58

          ITEM 1 LEGAL PROCEEDINGS                                                            58

          ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                             59

SIGNATURES                                                                                    60

                         PART I - FINANCIAL INFORMATION
ITEM 1       FINANCIAL STATEMENTS

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                                                      November 30,         May 31,
                                                                                                          2003               2004
                                                                                                      ----------         ----------
                                                                                                                         (unaudited)
Assets
  Current assets:
     Cash                                                                                              $   4,702         $   5,152
     Accounts receivable, net                                                                            266,421           209,603
     Inventory, net                                                                                      219,664           276,526
     Receivables from vendors                                                                              7,830            11,401
     Prepaid expenses and other current assets                                                            12,371            12,991
     Deferred income taxes                                                                                 9,531             7,854
                                                                                                       ---------         ---------
         Total current assets                                                                            520,519           523,527
  Investment securities                                                                                    9,512             8,045
  Equity investments                                                                                      13,142            12,662
  Property, plant and equipment, net                                                                      20,242            19,829
  Excess cost over fair value of assets acquired                                                           7,532             7,019
  Intangible assets                                                                                        8,043             8,043
  Other assets                                                                                               713               573
                                                                                                       ---------         ---------
                                                                                                       $ 579,703         $ 579,698
                                                                                                       =========         =========
Liabilities and Stockholders' Equity
  Current liabilities:
     Accounts payable                                                                                  $  94,864         $  80,261
     Accrued expenses and other current liabilities                                                       42,816            38,037
     Accrued sales incentives                                                                             21,894            11,466
     Income taxes payable                                                                                 13,218            11,277
     Bank obligations                                                                                     39,940            69,643
     Current portion of long-term debt                                                                     3,433             2,747
                                                                                                       ---------         ---------
         Total current liabilities                                                                       216,165           213,431
  Long-term debt                                                                                          18,289            15,719
  Capital lease obligation                                                                                 6,070             6,038
  Deferred income taxes                                                                                    3,178             1,645
  Deferred compensation                                                                                    5,280             6,185
                                                                                                       ---------         ---------
         Total liabilities                                                                               248,982           243,018
                                                                                                       ---------         ---------
  Minority interest                                                                                        4,993             5,922
                                                                                                       ---------         ---------
  Commitments and contingencies
  Stockholders' equity:
     Preferred stock, $50 par value; 50,000 shares authorized and outstanding, liquidation
         preference of $2,500 per share                                                                    2,500             2,500
     Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or
         outstanding                                                                                        --                --
     Common stock:
         Class A $.01 par value; 60,000,000 shares authorized; 20,728,382 and
           20,772,846 shares issued at November 30, 2003 and May 31, 2004, respectively; and 19,655,645 and
           19,701,889 shares outstanding at November 30, 2003 and May 31, 2004, respectively                 207               208
         Class B $.01 par value convertible; 10,000,000 shares authorized; 2,260,954 shares issued
           and outstanding                                                                                    22                22
     Paid-in capital                                                                                     252,104           252,752
     Retained earnings                                                                                    80,635            86,182
     Accumulated other comprehensive loss                                                                 (1,229)           (2,409)
     Treasury stock, at cost, 1,072,737 and 1,070,957 shares of Class A common stock at
         November 30, 2003 and May 31, 2004, respectively                                                 (8,511)           (8,497)
                                                                                                       ---------         ---------
         Total stockholders' equity                                                                      325,728           330,758
                                                                                                       ---------         ---------
         Total liabilities and stockholders' equity                                                    $ 579,703         $ 579,698
                                                                                                       =========         =========

See accompanying notes to consolidated financial statements.


                                               AUDIOVOX CORPORATION AND SUBSIDIARIES
                                                Consolidated Statements of Earnings
                                  For the Three and Six Months Ended May 31, 2003 and May 31, 2004
                                           (In thousands, except share and per share data)
                                                            (unaudited)


                                                                       Three Months Ended                 Six Months Ended
                                                                   ---------------------------      ---------------------------
                                                                     May 31,         May 31,            May 31,        May 31,
                                                                       2003           2004               2003           2004
                                                                   ------------   ------------      ------------   ------------

Net sales                                                          $    301,010   $    438,199      $    597,828   $    815,083
Cost of sales                                                           275,398        405,751           546,748        751,269
                                                                   ------------   ------------      ------------   ------------
Gross profit                                                             25,612         32,448            51,080         63,814
                                                                   ------------   ------------      ------------   ------------

Operating expenses:
   Selling                                                                8,275          9,979            15,577         19,899
   General and administrative                                            12,889         14,641            25,195         31,747
   Warehousing and technical support                                      1,394          2,319             2,793          4,022
                                                                   ------------   ------------      ------------   ------------
       Total operating expenses                                          22,558         26,939            43,565         55,668
                                                                   ------------   ------------      ------------   ------------

Operating income                                                          3,054          5,509             7,515          8,146
                                                                   ------------   ------------      ------------   ------------

Other income (expense):
   Interest and bank charges                                             (1,013)        (1,961)           (2,118)        (3,397)
   Equity in income of equity investees                                     743          1,520             1,114          2,523
   Other, net                                                               571            447              (527)         1,299
                                                                   ------------   ------------      ------------   ------------
       Total other income (expense), net                                    301              6            (1,531)           425
                                                                   ------------   ------------      ------------   ------------

Income before provision for income taxes and minority interest            3,355          5,515             5,984          8,571
Provision for income taxes                                                  918          1,294             1,958          2,094
Minority interest expense                                                  (363)          (544)             (743)          (930)
                                                                   ------------   ------------      ------------   ------------

Net income                                                         $      2,074   $      3,677      $      3,283   $      5,547
                                                                   ============   ============      ============   ============

Net income per common share (basic)                                $       0.10   $       0.17      $       0.15   $       0.25
                                                                   ============   ============      ============   ============

Net income per common share (diluted)                              $       0.09   $       0.16      $       0.15   $       0.25
                                                                   ============   ============      ============   ============

Weighted average number of common shares outstanding (basic)         21,834,099     21,950,898        21,834,099     21,936,577
                                                                   ============   ============      ============   ============
Weighted average number of common shares outstanding (diluted)       21,873,875     22,436,045        21,949,521     22,345,345
                                                                   ============   ============      ============   ============











See accompanying notes to consolidated financial statements.



                                               AUDIOVOX CORPORATION AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows
                                       For the Six Months Ended May 31, 2003 and May 31, 2004
                                                           (In thousands)
                                                            (unaudited)


                                                                                                     Six Months Ended
                                                                                               ---------------------------
                                                                                                May 31,        May 31,
                                                                                                 2003           2004
                                                                                               ---------      ---------

Cash flows from operating activities:
   Net income                                                                                  $   3,283      $   5,547
   Adjustments to reconcile net income to net cash flows provided by operating activities:
      Depreciation and amortization                                                                2,060          2,210
      Recovery of bad debt expense                                                                  (294)           (37)
      Equity in income of equity investees                                                        (1,114)        (2,523)
      Minority interest expense                                                                      743            930
      Deferred income tax expense, net                                                                45          1,066
      Loss on disposal of property, plant and equipment, net                                         175              2
      Tax benefit on stock options exercised                                                        --              107
      Non-cash stock compensation                                                                   --              268
   Changes in operating assets and liabilities
      Accounts receivable                                                                         27,403         56,330
      Inventory                                                                                  118,894        (57,139)
      Receivables from vendors                                                                     2,730         (3,571)
      Prepaid expenses and other assets                                                           (7,163)         1,230
      Investment securities-trading                                                                 (324)          (904)
      Accounts payable, accrued expenses and other current liabilities and accrued sales
        incentives                                                                               (90,533)       (28,934)
      Income taxes payable                                                                         2,239         (1,923)
                                                                                               ---------      ---------
        Net cash provided by (used in) operating activities                                       58,144        (27,341)
                                                                                               ---------      ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                                       (533)        (1,887)
   Proceeds from sale of property, plant and equipment                                               232             82
   Proceeds from distribution from an equity investee                                                530          3,017
   Proceeds from reduction of purchase price of acquired business                                   --              513
                                                                                               ---------      ---------
        Net cash provided by investing activities                                                    229          1,725
                                                                                               ---------      ---------

Cash flows from financing activities:
   Borrowings from bank obligations                                                              150,751        557,595
   Repayments on bank obligations                                                               (187,746)      (528,006)
   Principal payments on capital lease obligation                                                    (30)           (32)
   Proceeds from exercise of stock options and warrants                                             --              534
   Principal payments on debt                                                                       --           (3,810)
   Payment of guarantee                                                                             --             (291)
                                                                                               ---------      ---------
        Net cash (used in) provided by financing activities                                      (37,025)        25,990
                                                                                               ---------      ---------

Effect of exchange rate changes on cash                                                               16             76
                                                                                               ---------      ---------

Net increase in cash                                                                              21,364            450
Cash at beginning of period                                                                        2,758          4,702
                                                                                               ---------      ---------
Cash at end of period                                                                          $  24,122      $   5,152
                                                                                               =========      =========



See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


(1)  Basis of Presentation

     The accompanying consolidated financial statements of Audiovox Corporation and subsidiaries (Audiovox or the Company) were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

     A summary of the Company's significant accounting policies is identified in
     Note 1 of the Notes to Consolidated Financial Statements included in the Company's 2003 Annual Report filed on Form 10-K. There have been no changes to the Company's significant accounting policies subsequent to November 30, 2003. Certain reclassifications have been made to the 2003 consolidated financial statements in order to conform to the 2004 presentation.

(2)  Subsequent Event

     On June 11, 2004, the Company's majority owned subsidiary Audiovox Communications Corporation ("ACC") entered into a definitive asset purchase agreement ("agreement") to sell selected assets and certain liabilities (excluding its receivables, inter-company accounts payable, income taxes payable, subordinated debt and certain accrued expenses), to UTStarcom, Inc. ("UTSI") for a total purchase price of $165,100 (purchase price)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


     subject to a net working capital adjustment. While the anticipated closing date for this transaction is expected during the fourth quarter of fiscal 2004, there can be no assurances that such transaction will close during that period as it is subject to certain closing conditions, including regulatory and third party approvals. The Company's Board of Directors as well as the Board of Directors of UTSI has approved the transaction and Mr. John Shalam, Chairman and Chief Executive Officer and majority shareholder, has agreed to vote his shares in favor of this agreement.

     Audiovox will retain the proceeds of the sale of the Wireless business. It is the intention of Audiovox to use the proceeds to fund and grow its consumer electronics business. However, Audiovox may use all or a portion of the proceeds for other purposes and Audiovox will consider other market opportunities, including acquisitions.

     Pursuant to the terms of the agreement, 5% (or $8,255) of the $165,100 purchase price will be placed in escrow by UTSI for 120 days after closing to fund the net working capital adjustment. If the net working capital adjustment reflected at the closing is less than $40,000, then the purchase price will be adjusted downward in an amount equal to the deficiency, and if the net working capital balance exceeds $40,000, then the purchase price will be adjusted upwards in an amount equal to the excess.

     On or after the closing date of the sale to UTSI, the following additional agreements have come or will become effective:

     o The Company has entered into an agreement with Toshiba, ACC's minority interest shareholder, to purchase the balance of Toshiba's shares of ACC prior to the closing with UTSI for $13,590, which includes the repayment of an $8,107 subordinated note (see Note 17).

     o Mr. Philip Christopher (ACC Chief Executive Officer) will sell to ACC all of his goodwill relating to or useable by ACC for a purchase price not to exceed $16,000, as determined by a qualified independent professional.

     o ACC will pay Mr. Christopher an additional $4,000 for the termination of his Employment and Stock Appreciation Rights Agreement on the closing date of the sale.

     o ACC will establish a $5,000 severance pool to be paid to certain employees of ACC and its subsidiaries as a severance payment and in exchange for which Audiovox will receive a release from such employees.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


     o Mr. Shalam will receive a payment of $1,916 from the Company in connection with his Long-Term Incentive Compensation Award as of May 29, 2002 which was intended to reward Mr. Shalam in the event that a controlling interest in ACC was acquired by a third party.

     o For a period of five years after the closing, the Company will enter into a royalty free licensing agreement permitting UTSI to use the Audiovox brand name on certain products.

     o The Company will provide certain services, that are currently provided to ACC, for at least six months after the closing as set forth in the Transition Services Agreement. As consideration for the performance of these services, UTSI will pay the Company based on the usage of these services as set forth in the Transition Services Agreement.

     In addition, the Company and UTSI have agreed to use reasonable commercial efforts to negotiate and agree upon the form of sublease for space at Wireless Boulevard in Hauppauge, New York and Marquardt Avenue in Cerritos, California, as these locations are ACC's primary locations.

     Based upon review of FASB Statement No. 144, "Accounting for the Impairment of Long- lived Assets," the Company has assessed the measurement date in accounting for the sale transaction on June 11, 2004 in connection with the date of board approval and signing of the agreement. Beginning in the third quarter of fiscal 2004, financial results for ACC will be recorded as discontinued operations through the date the sale transaction is closed. The following sets forth the carrying amounts of the major classes of assets and liabilities of ACC, which will be part of the disposal group as of May 31, 2004:


                                                             May 31, 2004
                                                             (unaudited)

Assets

   Inventory, net                                                $ 129,158
   Prepaid expenses and other current assets                         5,346
   Property, plant and equipment, net                                1,686
   Other assets                                                         34
                                                                 ---------
        Total Assets                                             $ 136,224
                                                                 =========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


                                                             May 31, 2004

Liabilities

   Accounts payable                                              $   54,554
   Accrued expenses and other current liabilities                    13,158
   Accrued sales incentives                                           4,482
   Long-term debt                                                        38
                                                                 ----------
        Total Liabilities                                        $   72,232
                                                                 ==========

(3)  Net Income Per Common Share

     Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:



                                                   Three Months Ended               Six Months Ended
                                               --------------------------      -----------------------------
                                                         May 31,                          May 31,
                                                  2003             2004            2003             2004
                                               -----------     -----------     -----------     -----------

Net income (numerator)                         $     2,074     $     3,677     $     3,283     $     5,547
                                               ===========     ===========     ===========     ===========
Weighted average number of common
   shares outstanding (denominator for net
   income per common share, basic)              21,834,099      21,950,898      21,834,099      21,936,577
Effect of dilutive securities:
   Stock options and warrants                       39,776         485,147         115,422         408,768
                                               -----------     -----------     -----------     -----------
Weighted average number of common
   shares and potential common shares
   outstanding (denominator for net
   income per common share, diluted)            21,873,875      22,436,045      21,949,521      22,345,345
                                               ===========     ===========     ===========     ===========

Net income per common share (basic)            $      0.10     $      0.17     $      0.15     $      0.25
                                               ===========     ===========     ===========     ===========
Net income per common share (diluted)          $      0.09     $      0.16     $      0.15     $      0.25
                                               ===========     ===========     ===========     ===========

     Stock options and warrants totaling 2,416,164 and 2,002,182 for the three and six months ended May 31, 2003, respectively, were not included in the net income per common share calculation because the exercise price of

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


     these options were greater than the average market price of the common stock during the period.

     Stock options and warrants totaling 732,500 for the six months ended May 31, 2004, were not included in the net income per common share calculation because the exercise price of these options were greater than the average market price of the common stock during the period.

(4)  Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss of $1,229 and $2,409 at November 30, 2003 and May 31, 2004, respectively, on the accompanying consolidated balance sheets includes the net accumulated unrealized gain (loss) on the Company's available-for-sale investment securities of $1,135 and $(337) at November 30, 2003 and May 31, 2004, respectively, and foreign currency translation adjustments of $(2,364) and $(2,072) at November 30, 2003 and May 31, 2004, respectively.

     The Company's total comprehensive income was as follows:


                                                      Three Months Ended       Six Months Ended
                                                    ----------------------    -------------------
                                                            May 31,                 May 31,
                                                     2003         2004         2003        2004
                                                    -------      -------      -------     -------

Net income                                          $ 2,074      $ 3,677      $ 3,283     $ 5,547
Other comprehensive income (loss):
   Foreign currency translation adjustments             835         (253)       1,520         292
   Unrealized holding gain (loss) on
       available-for-sale investment
       securities arising during period, net of
       tax                                              (29)      (1,265)          93      (1,472)
                                                    -------      -------      -------     -------
Other comprehensive income (loss), net of
   tax                                                  806       (1,518)       1,613      (1,180)
                                                    -------      -------      -------     -------
Total comprehensive income                          $ 2,880      $ 2,159      $ 4,896     $ 4,367
                                                    =======      =======      =======     =======

     The change in the net unrealized gain (loss) arising during the periods presented above are net of tax provision (benefit) of $(18) and $(775) for the three months ended May 31, 2003 and May 31, 2004, respectively, and $57 and $(902) for the six months ended May 31, 2003 and May 31, 2004, respectively.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


(5)  Supplemental Cash Flow Information / Changes in Stockholders' Equity

     The following is supplemental information relating to the consolidated statements of cash flows:


                                        Six Months Ended
                                     -----------------------
                                      May 31,      May 31,
                                       2003         2004
                                      ------       -----

Cash paid during the period:
Interest (excluding bank charges)     $ 1,063      $ 1,720
Income taxes (net of refunds)         $  (219)     $ 3,815


     Changes in Stockholders' Equity

     During the six months ended May 31, 2004, 44,464 stock options were exercised into shares of Class A Common Stock aggregating proceeds of $534 to the Company.

     During the six months ended May 31, 2003 and May 31, 2004, the Company recorded an unrealized holding gain (loss) relating to available-for-sale marketable investment securities, net of deferred taxes, of $93 and $(1,472), respectively, as a component of accumulated other comprehensive income (loss).

     As a result of stock option exercises, the Company recorded a tax benefit of $107 during the six months ended May 31, 2004 which is included in paid-in capital in the accompanying consolidated balance sheet.

     Non-Cash Transactions

     During the six months ended May 31, 2004, the Company recorded a non-cash stock compensation charge of $268 related to the rights under the call/put options previously granted to certain employees of Audiovox German Holdings GmbH (Audiovox Germany) (Note 6).

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


(6)  Business Acquisitions

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

     The Company accounted for the transaction in accordance with the purchase method of accounting. An adjustment to the allocation of the purchase price was made to certain acquired assets resulting in an increase to goodwill of $706 during the year ended November 30, 2003. During the three and six months ended May 31, 2004, an adjustment to the purchase price was made due to the collection of monies held in escrow at the time of closing, resulting in a $3 and $513 decrease to goodwill, respectively. As a result of the acquisition, goodwill, as adjusted, of $2,047 was recorded.

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

     Based upon the contingent nature of the debenture and warrants, no recognition was given to the CSI debenture or warrants as the related contingencies were not considered probable and such warrants had not vested at November 30, 2003 or May 31, 2004.

     Recoton Audio Group

     On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, acquired in cash (i) certain accounts receivable, inventory and

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


     trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") or (Recoton) and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton's Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1.9 million. The primary reason for this transaction was to expand the product offerings of AEC and to obtain certain long-standing trademarks such as Jensen(R), Acoustic Research(R) and others. The Company also acquired an obligation with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH. This obligation is secured by the acquired company's accounts receivable and inventory.

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition (July 8, 2003).

     The following unaudited pro-forma financial information for the three and six months ended May 31, 2003 represents the combined results of the Company's operations and the Recoton acquisition as if the Recoton acquisition had occurred at the beginning of the year of acquisition (December 1, 2002). The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.


                                         Three Months Ended     Six Months Ended
                                         -------------------    ----------------
                                                       May 31, 2003
                                          -------------------------------------

Revenue                                      $316,223                $632,447
Net loss                                      (4,872)                  (9,745)
Net loss per share-basic and diluted           (0.23)                   (0.45)

     On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Germany in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets representing the incremental

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


     change of the put price over the call option price. Compensation expense for these options amounted to $268 for the six months ended May 31, 2004.

(7)  Goodwill and Other Intangible Assets

     The change in the carrying amount of goodwill is as follow:



Net beginning balance at November 30, 2003                           $ 7,532
Escrow monies collected in connection with Code-Alarm (Note 6)          (513)
                                                                     -------
Net ending balance at May 31, 2004                                   $ 7,019
                                                                     =======

     At November 30, 2003 and May 31, 2004, intangible assets consisted of the following:


                                                              November 30, 2003
                                                              and May 31, 2004
                                              ------------------------------------------------

                                                Gross
                                               Carrying        Accumulated      Total Net
                                                Value         Amortization      Book Value
                                               ---------      ------------      -----------

Patents subject to amortization                 $  677          $  677            --
Trademarks subject to amortization                  34              34            --
Trademarks not subject to amortization           8,043            --            $8,043
                                                ------          ------          ------
Total                                           $8,754          $  711          $8,043
                                                ======          ======          ======

     At May 31, 2004, all trademarks and patents subject to amortization have been fully amortized.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


     The Company's chief decision maker evaluates performance of the segments based upon income before provision for income taxes and minority interest. The accounting policies of the segments are the same as those for the Company as a whole. The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage. Certain items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. Such items primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, jointly-used fixed assets and debt. The jointly-used fixed assets are the Company's management information systems, which are used by the Wireless and Electronics Segments and Corporate. A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management. During the six months ended May 31, 2003 and May 31, 2004, certain advertising costs of $1,813 and $2,068, respectively, were not allocated to the segments. These costs pertained to an advertising campaign that was intended to promote overall Company awareness, rather than individual segment products. In addition, during the six months ended May 31, 2004, the corporate allocation to the Electronics Segment was reduced by $618 in order to offset costs incurred in the Company's Venezuelan subsidiary that were considered to be a consolidated cost of the Company. Segment identifiable assets are those which are directly used in or identified to segment operations.


                                                                                       Consolidated
                                         Wireless      Electronics     Corporate         Totals
Three  Months Ended
May 31, 2003

Net sales                                $189,107       $111,903       $   --          $301,010
Income before provision for income
   taxes and minority interest              1,486          5,262         (3,393)          3,355

Three  Months Ended
May 31, 2004

Net sales                                $290,181       $148,018           --          $438,199
Income before provision for income
   taxes and minority interest              2,090          6,089       $ (2,664)          5,515

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


                                                                                       Consolidated
                                         Wireless      Electronics     Corporate         Totals

Six Months Ended
May 31, 2003
Net sales                                $405,669       $192,159       $   --          $597,828
Income before provision for income
   taxes and minority interest              4,735          7,752         (6,503)          5,984
Total assets                              175,637        195,337         59,677         430,651
Goodwill, net                                --            2,910          4,602           7,512

Six Months Ended
May 31, 2004

Net sales                                $530,516       $284,567       $   --          $815,083
Income before provision for income
   taxes and minority interest              3,610         11,243         (6,282)          8,571
Total assets                              240,220        297,354         42,124         579,698
Goodwill, net                                --            2,417          4,602           7,019

(9)  Equity Investments

     As of November 30, 2003 and May 31, 2004, the Company's 72% owned subsidiary, Audiovox Communications Sdn. Bhd., had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. In addition, the Company had a 20% ownership interest in Bliss- tel which distributes cellular telephones and accessories in Thailand, and the Company had a 50% non-controlling ownership interests in two other entities: Audiovox
     Specialized Applications, Inc. (ASA) which acts as a distributor to specialized markets for specialized vehicles, such as RV's and van conversions, of televisions and other automotive sound, security and accessory products; and G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


     has been provided herein:


                               November 30,       May 31,
                                  2003             2004
                               ------------    -------------

     Current assets              $22,518          $21,664
     Non-current assets            4,803            4,252
     Current liabilities           4,640            4,701
     Members' equity              22,681           21,215


                                  Six Months Ended
                            ----------------------------
                            May 31, 2003   May 31, 2004
                            ------------   -------------

     Net sales              $20,898       $29,236
     Gross profit             5,862         9,182
     Operating income         1,082         3,331
     Net income               2,193         4,502

     The Company's share of income from this unconsolidated equity investment for the six months ended May 31, 2003 and May 31, 2004 was $1,097 and $2,251, respectively. In addition, the Company received distributions from ASA totaling $3,017 during the six months ended May 31, 2004, and were recorded as a reduction to equity investments on the accompanying consolidated balance sheet.

(10) Income Taxes

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


     A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes is as follows:


                                            Three Months Ended                 Six Months Ended
                                                May 31,                              May 31,
                                     2003                2004                2003                 2004
                               --------------     ------------------   -----------------    -----------------

Tax provision at Federal
   statutory rate              $ 1,175   35.0%    $ 1,930     35.0%    $ 2,095     35.0%    $ 3,000    35.0%
State income taxes, net of
   Federal benefit                 207    6.2         191      3.5         426      7.1         336     3.9
Decrease in beginning-of-
   the-year balance of the
   valuation allowance for
   deferred tax assets            (566) (16.9)     (1,110)   (20.1)     (1,005)   (16.8)     (1,639)  (19.1)
Foreign tax rate
   differential                    (62)  (1.9)        159      2.9         405      6.8          54     0.6
Non-deductible changes in
   rates and other, net            164    5.0         124      2.2          37      0.6         343     4.0
                               -------   -----    -------    ------    -------    ------    -------   ------
                               $   918   27.4%    $ 1,294     23.5%    $ 1,958     32.7%    $ 2,094    24.4%
                               =======   =====    =======    ======    =======    ======    =======   ======

     Other is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items.

     The effective tax rate for the three and six months ended May 31, 2004, was 23.5% and 24.4%, respectively, compared to 27.4% and 32.7% for the comparable periods in the prior year.

     The net change in the total valuation allowance, which resulted from the utilization of fully reserved net operating loss carryforwards by the Wireless Segment, for the three and six months ended May 31, 2004, was a decrease of $1,110 and a decrease of $1,639, respectively. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances for net operating loss carryforwards as well as other deferred tax assets of the Wireless Segment. Based on the Electronics Segment's ability to carry back future reversals of deductible temporary differences to taxes paid in current and prior years and the Electronics Segment's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Electronics Segment will realize the benefit of the net deferred tax assets existing at May 31, 2004.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


(11) Accrued Sales Incentives

     A summary of the activity with respect to sales incentives for the three and six months ended May 31, 2003 and May 31, 2004, respectively, on a segment and consolidated basis is provided below:

     For the three months ended May 31, 2003


                                                  Wireless    Electronics       Total

     Opening balance                              $  8,641      $  4,561      $ 13,202
     Accruals                                        5,784         2,370         8,154
     Payments                                      (10,953)       (1,763)      (12,716)
     Reversals for unearned sales incentive            (51)         (240)         (291)
     Reversals for unclaimed sales incentives         (104)         --            (104)
                                                  --------      --------      --------
     Ending balance                               $  3,317      $  4,928      $  8,245
                                                  ========      ========      ========

         For the six months ended May 31, 2003


                                                  Wireless    Electronics       Total

     Opening balance                              $  7,525      $  4,626      $ 12,151
     Accruals                                       11,336         4,335        15,671
     Payments                                      (15,226)       (3,062)      (18,288)
     Reversals for unearned sales incentive            (51)         (240)         (291)
     Reversals for unclaimed sales incentives         (267)         (731)         (998)
                                                  --------      --------      --------
     Ending balance                               $  3,317      $  4,928      $  8,245
                                                  ========      ========      ========

         For the three months ended May 31, 2004


                                                  Wireless    Electronics       Total

     Opening Balance                              $  3,655      $  6,826      $ 10,481
     Accruals                                        4,517         5,066         9,583
     Payments                                       (3,500)       (4,262)       (7,762)
     Reversals for unearned sales incentives           (70)         (448)         (518)
     Reversals for unclaimed sales incentives         (120)         (198)         (318)
                                                  --------      --------      --------
     Ending balance                               $  4,482      $  6,984      $ 11,466
                                                  ========      ========      ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


         For the six months ended May 31, 2004

                                                  Wireless    Electronics       Total

     Opening Balance                              $  7,289      $ 14,605      $ 21,894
     Accruals                                        8,140         8,033        16,173
     Payments                                      (10,081)      (12,584)      (22,665)
     Reversals for unearned sales incentives          (728)       (1,818)       (2,546)
     Reversals for unclaimed sales incentives         (138)       (1,252)       (1,390)
                                                  --------      --------      --------
     Ending balance                               $  4,482      $  6,984      $ 11,466
                                                  ========      ========      ========

     The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

(12) Product Warranties and Product Repair Costs

     The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:


                                                  Three Months Ended         Six Months Ended
                                            -------------------------   ------------------------
                                                     May 31,                     May 31,
                                              2003           2004          2003         2004
                                           ----------     ----------    ---------    ----------

     Opening balance                        $ 16,280      $ 19,691      $ 15,410      $ 18,512
     Liabilities accrued for warranties
          issued during the period             2,926         1,007         4,884         3,941
     Warranty claims paid during the
          period                              (2,316)       (2,507)       (3,404)       (4,262)
                                            --------      --------      --------      --------
     Ending balance                         $ 16,890      $ 18,191      $ 16,890      $ 18,191
                                            ========      ========      ========      ========


(13) Financing Arrangements

     (a)  Bank Obligations

          The Company's principal source of liquidity is its revolving credit agreement which expires July 27, 2004. The Company is currently negotiating with the bank to extend this agreement, of which no assurance can be given. At November 30, 2003 and May 31, 2004, the credit agreement provided for $150,000 of available credit, including $10,000 for foreign currency borrowings.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


          Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and are secured by accounts receivable, inventory and the Company's shares of ACC common stock. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts. On April 16, 2004, the Company and its lenders executed a Tenth Amendment to the respective credit agreement. The Amendment, among other things, amends and restates the definition of "Borrowing Base" to allow the Company to borrow against inventory at any time.

          Outstanding   domestic  obligations  under  the  credit  agreement  at
          November 30, 2003 and May 31, 2004 were as follows:


                              November 30,  May 31,
                                 2003        2004
                              ------------  -------

     Revolving Credit Notes     $11,709     $11,084
     Eurodollar Notes            20,000      50,000
                                -------     -------
                                $31,709     $61,084
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

          The Company was in compliance with its bank covenants at November 30, 2003 and May 31, 2004. While the Company has historically been able to obtain waivers for compliance violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This credit agreement has no cross covenants with other credit facilities.

          The Company also has revolving credit facilities in Malaysia (Malaysian Credit Agreement) to finance additional working capital needs. The credit facilities are partially secured by two standby letters which approximate $800 each and expire in July 2004. The Company is currently negotiating with the bank to extend this agree-

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


          ment, of which no assurance can be given. In addition, the obligations of the Company are also secured by the property and building owned by Audiovox Communications Sdn. Bhd. Outstanding obligations under the Malaysian Credit Agreement at November 30, 2003 and May 31, 2004 were approximately $2,721 and $2,676, respectively.

          At May 31, 2004, the Company had additional outstanding standby letters of credit aggregating $671 which expire in July 2004.

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

          Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox German Holdings GmbH and on all brands and trademarks of the Audiovox German Holdings Group. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox German Holdings. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings. The short and long term amounts outstanding under this agreement were $3,226 and $9,736, respectively, at November 30, 2003 and $2,747 and $7,568, respectively, at May 31, 2004, and have been included in the accompanying consolidated balance sheet.

     (c)  Factoring / Working Capital Arrangements

          The Company has available a 16,000 Euro factoring arrangement and 5,000 Euro working capital arrangement with a German financial institution for its German operations. Selected accounts receivable are purchased from the Company on a non- recourse basis at 80% of face value and payment of the remaining 20% upon receipt from the customer of the balance of the receivable purchased. The rate of interest is

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


          Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for this arrangement. The amount outstanding under the working capital agreement was $5,510 and $5,883 at November 30, 2003 and May 31, 2004, respectively, and has been included in bank obligations in the accompanying consolidated balance sheet.

(14) Payment of Guarantee

     At November 30, 2003, the Company had guaranteed the borrowings of one of its 50%- owned equity investees (G.L.M.) at a maximum of $300. The Company guaranteed the debt of G.L.M. beginning in December 1996, and this guarantee was not modified. During the three months ended May 31, 2004, the Company received a request for payment in connection with this guarantee. As a result of the payment request, the Company paid $291 on behalf of G.L.M. during the three months ended May 31, 2004.

(15) Contingencies

     The Company is currently, and has in the past been, a party to routine litigation incidental to its business. From time to time, the Company receives notification of alleged violations of registered patent holders' rights. The Company has either been indemnified by its manufacturers in these matters, obtained the benefit of a patent license or has decided to vigorously defend such claims.

     The Company and ACC, along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non- compliance with FCC ordered emergency 911 call processing capabilities. These lawsuits were consolidated and transferred to the United States District Court for the Northern District of Illinois, which in turn referred the cases to the Federal Communications Commission ("FCC") to determine if the manufacturers and service providers are in compliance with the FCC's order on emergency 911 call processing capabilities. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


     Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit. The appeal pending before the United States Circuit Court of Appeals, Fourth Circuit in the consolidated class action lawsuits (Pinney, Farina, Gilliam, Gimpelson and Naquin) against ACC and other suppliers, manufacturers and distributors as well as wireless carriers of hand- held wireless telephones alleging damages relating to risk of exposure to radio frequency radiation from the wireless telephones has not yet been heard. It is anticipated that the appeal will be heard in September 2004.

     During the third quarter of fiscal 2003, a certain Venezuelan employee, who is also a minority shareholder in Audiovox Venezuela, submitted a claim to the Venezuela Labor Court for severance compensation of approximately $560. The Court approved the claim and it was paid and expensed by Audiovox Venezuela in the third quarter of fiscal 2003. The Company is challenging the payment of this claim and will seek reimbursement from the Venezuelan shareholders or the Company's insurance carrier. During the second quarter of fiscal 2004, the Company instituted arbitration procedures against the Venezuelan shareholders and their affiliated companies alleging breach of contract, breach of fiduciary duty and fraud. The Venezuelan shareholders and their affiliated companies have interposed affirmative defenses and counterclaims. This arbitration is pending before the International Centre for Dispute Resolution in New York, New York. The Company intends to vigorously pursue and defend this matter.

     During the second quarter of fiscal 2004, the Company, AEC and one of its distributors of car security products, were named as defendants in a lawsuit brought by Magnadyne Corporation in the United States District Court, Central District of California alleging patent infringement and seeking damages and injunctive relief. The Company has answered the amended complaint, asserted various affirmative defenses and interposed counterclaims alleging non-infringement, invalidity and non-enforceability. AEC is due to respond to the amended complaint by July 20, 2004 and intends to answer, assert affirmative defenses and interpose counterclaims as well. To date, there has been no discovery. The Company and AEC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     The Company does not expect the outcome of any pending litigation, separately and in the aggregate, to have a material adverse effect on its business, consolidated financial position or results of operations.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


(16) New Accounting Pronouncements

     The Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement in late 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

(17) Other Subsequent Events

     On June 8, 2004, Audiovox purchased 5% of ACC stock from Toshiba, an ACC minority shareholder for $1,410. As a result of this purchase, Audiovox

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

            Three and Six Months Ended May 31, 2003 and May 31, 2004
             (Dollars in thousands, except share and per share data)


     currently owns 80% ofACC's stock. As discussed in Note 2, Audiovox and Toshiba subsequently entered into an agreement pursuant to which Toshiba would sell its remaining 20% of ACC's stock to Audiovox at the closing of the transactions between Audiovox, ACC and UTStarcom. Contingent upon closing with UTStarcom, Toshiba would receive total cash consideration of $15 million pursuant to its agreements with Audiovox and ACC, including the repayment of an $8.1 million convertible note from ACC to Toshiba and the $1,410 that was paid to Toshiba for its 5% of the ACC shares.

     On June 16, 2004, the Company and its Lenders executed an Eleventh Amendment to the Company's Fourth Amended and Restated Credit Agreement. The Amendment allows the Company to sell certain of its accounts receivable free of the Bank's security interest.

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

     Wireless consists of Audiovox Communications Corp. (ACC), a majority-owned subsidiary of Audiovox Corporation, and Quintex Mobile Communications Corp. (Quintex), a wholly-owned subsidiary of ACC. ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and carriers overseas primarily in the CDMA (Code Division Multiple Access) market. Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service. Quintex also receives customer service awards (residual fees) and activation commissions from the carriers. Residuals are paid by the carriers based upon the pricing plan of customers activated by Quintex for a period of time (1-3 years). Quintex also sells a small volume of electronics products not related to wireless which are categorized as "other sales". As described below, the Company is in the process of selling the Wireless business.

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

Subsequent Event

     On June 11, 2004, the Company's majority owned subsidiary Audiovox Communications Corporation ("ACC") entered into a definitive asset purchase agreement ("agreement") to sell selected assets and certain liabilities
(excluding its receivables, inter-company accounts payable, income taxes payable, subordinated debt and certain accrued expenses), to UTStarcom, Inc ("UTSI") for a total purchase price of $165,100 (purchase price) subject to a net working capital adjustment. While the anticipated closing date for this transaction is expected during the fourth quarter of fiscal 2004, there can be no assurances that such transaction will close during that period as it is subject to certain closing conditions, including regulatory and third party approvals. The Company's Board of Directors as well as the Board of Directors of UTSI has approved the transaction and Mr. John Shalam, Chairman and Chief Executive Officer and majority shareholder, has agreed to vote his Audiovox shares in favor of this agreement.

     Audiovox will retain the proceeds of the sale of the Wireless business. It is the intention of Audiovox to use the proceeds to fund and grow its consumer electronics business. However, Audiovox may use all or a portion of the proceeds for other purposes and Audiovox will consider other market opportunities, including acquisitions.

     Pursuant to the terms of the agreement, 5% (or $8,255) of the $165,100 purchase price will be placed in escrow by UTSI for 120 days after closing to fund the net working capital adjustment. If the net working capital adjustment reflected at the closing is less than $40,000, then the purchase price will be adjusted downward in an amount equal to the deficiency, and if the net working capital balance exceeds $40,000, then the purchase price will be adjusted upwards in an amount equal to the excess.

     On or after the closing date of the sale to UTSI, the following additional agreements have come or will become effective:

     o The Company has entered into an agreement with Toshiba, ACC's minority interest shareholder, to purchase the balance of Toshiba's shares of ACC prior to the closing with UTSI for $13,590, which includes the repayment of an $8,107 subordinated note (see Note 17).

     o Mr. Philip Christopher (ACC Chief Executive Officer) will sell to ACC all of his goodwill relating to or useable by ACC for a purchase price not to exceed $16,000, as determined by a qualified independent professional.

     o ACC will pay Mr. Christopher an additional $4,000 for the termination of his Employment and Stock Appreciation Rights Agreement on the closing date of the sale.

     o ACC will establish a $5,000 severance pool to be paid to certain employees of ACC and its subsidiaries as a severance payment and in exchange for which Audiovox will receive a release from such employees.

     o Mr. Shalam will receive a payment of $1,916 from the Company in connection with his Long-Term Incentive Compensation Award as of May 29, 2002 which was intended to reward Mr. Shalam in the event that a controlling interest in ACC was acquired by a third party.

     o For a period of five years after the closing, the Company will enter into a royalty free licensing agreement permitting UTSI to use the Audiovox brand name on certain products.

     o The Company will provide certain services, that are currently provided to ACC, for at least six months after the closing as set forth in the Transition Services Agreement. As consideration for the performance of these services, UTSI will pay the Company based on the usage of these services as set forth in the Transition Services Agreement.

     In addition, the Company and UTSI have agreed to use reasonable commercial efforts to negotiate and agree upon the form of sublease for space at Wireless Boulevard in Hauppauge, New York and Marquardt Avenue in Cerritos, California as these locations are ACC's primary locations.

     Based upon review of FASB Statement No. 144, "Accounting for the Impairment of Long- lived Assets," the Company has assessed the measurement date in accounting for the sale transaction on June 11, 2004 in connection with the date of board approval and signing of the agreement. Beginning in the third quarter of fiscal 2004, financial results for ACC will be recorded as discontinued operations through the date the sale transaction is closed, which is expected in the fourth quarter of fiscal 2004. The following sets forth the carrying amounts of the major classes of assets and liabilities of ACC, which will be part of the disposal group as of May 31, 2004:


                                                             May 31, 2004
                                                            --------------
                                                             (unaudited)
Assets
   Inventory, net                                                $ 129,158
   Prepaid expenses and other current assets                         5,346
   Property, plant and equipment, net                                1,686
   Other assets                                                         34
                                                                 ---------
        Total Assets                                             $ 136,224
                                                                 =========

Liabilities
   Accounts payable                                             $   54,554
   Accrued expenses and other current liabilities                   13,158
   Accrued sales incentives                                          4,482
   Long-term debt                                                       38
                                                                ----------
        Total Liabilities                                       $   72,232
                                                                ==========

Results of Operations

     The following table sets forth, for the periods indicated, certain statement of earnings data for the Company expressed as a percentage of net sales:


                                                     Three Months Ended                  Six Months Ended
                                               ---------------------------       ----------------------------
                                                        May 31,                            May 31,
                                                 2003             2004             2003             2004
                                                ------           ------           ------           ------
  Net sales:
     Wireless
        Wireless products                        61.5%            65.1%            66.2%            63.8%
        Activation commissions                    1.2              1.0              1.5              1.2
        Residual fees                             0.2              0.1              0.2              0.1
        Other                                     --               --               --               --
                                                ------           ------           ------           ------
           Total Wireless                        62.9             66.2             67.9             65.1
                                                ------           ------           ------           ------
     Electronics
        Mobile electronics                       24.6             19.3             20.9             16.4
        Consumer electronics                      9.2              4.3              7.4              6.8
        Sound                                     3.3             10.2              3.8             11.7
        Other                                     --               --               --               --
                                                ------           ------           ------           ------
           Total Electronics                     37.1             33.8             32.1             34.9
                                                ------           ------           ------           ------
           Total net sales                      100.0            100.0            100.0            100.0
                                                ------           ------           ------           ------
Cost of sales                                    91.5             92.6             91.5             92.2
                                                ------           ------           ------           ------
Gross profit                                      8.5              7.4              8.5              7.8
Selling                                           2.7              2.3              2.6              2.4
General and administrative                        4.3              3.3              4.2              3.9
Warehousing and technical support                 0.5              0.5              0.5              0.5
                                                ------           ------           ------           ------
        Total operating expenses                  7.5              6.1              7.3              6.8
                                                ------           ------           ------           ------
Operating income                                  1.0              1.3              1.3              1.0
Interest and bank charges                        (0.3)            (0.4)            (0.4)            (0.4)
Equity in income in equity investees              0.2              0.3              0.2              0.3
Other, net                                        0.2              0.1             (0.1)             0.2
                                                ------           ------           ------           ------
Income before provision for income
     taxes and minority interest                  1.1              1.3              1.0              1.1
Provision for income taxes                        0.3              0.3              0.3              0.3
Minority interest expense                        (0.1)            (0.1)            (0.1)            (0.1)
                                                ------           ------           ------           ------
Net income                                        0.7%             0.9%             0.6%             0.7%
                                                ======           ======           ======           ======

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

Consolidated Results
Three months ended May 31, 2003 compared to three months ended May 31, 2004

     The net sales and percentage of net sales by marketing group and product line for the three months ended May 31, 2003 and May 31, 2004 are reflected in the following table:


                                                           Three Months Ended
                                        -------------------------------------------------
                                            May 31, 2003                 May 31, 2004
                                        ----------------------      --------------------
Net sales:

     Wireless
         Wireless products               $185,174       61.5 %       $285,228       65.1 %
         Activation commissions             3,444        1.2            4,441        1.0
         Residual fees                        489        0.2              512        0.1
                                         --------      ------        --------      ------
           Total Wireless                 189,107       62.9          290,181       66.2
                                         --------      ------        --------      ------

       Electronics
          Mobile electronics               74,108       24.6           84,438       19.3
          Consumer electronics             27,762        9.2           18,978        4.3
          Sound                             9,928        3.3           44,602       10.2
          Other                               105     --                 --       --
                                         --------      ------        --------      ------
             Total Electronics            111,903       37.1          148,018       33.8
                                         --------      ------        --------      ------
             Total                       $301,010      100.0%        $438,199      100.0%
                                         ========      ======        ========      ======

Net Sales

     Net sales for the three months ended May 31, 2004 increased $137,189, or 45.6% to $438,199 as compared with $301,010 in 2003.

     Wireless Group sales were $290,181 for the three months ended May 31, 2004, a 53.4% increase from sales of $189,107 in 2003. Unit sales of wireless handsets increased 43.9% to approximately 1,596,000 units for the three months ended May 31, 2004 from approximately 1,109,000 units in 2003. This increase was primarily due to increased sales of products introduced during the fourth quarter of fiscal 2003, such as camera and color display phones with CDMA 1x technology. The average selling price of the Company's handsets increased to $170 per unit for the three months ended May 31, 2004 from $161 per unit in 2003 due to higher selling prices of new product introductions.

     Electronics Group sales increased in all product lines, except consumer electronics, as sales for the three months ended May 31, 2004, were $148,018, a 32.3% increase from sales of $111,903 in 2003. This increase was largely due to increased sales in the sound and mobile electronics product lines as a result of new product introductions and the addition of $12,728 in sales by Audiovox Germany, which was formed in July 2003 as a result of the acquisition of Recoton (see Note 6 to the consolidated financial statements). Excluding Audiovox Germany, sales by the Company's international subsidiaries decreased $155 or 7.0% during the three months ended May 31, 2004, primarily due to a $542 decrease in Malaysia as a result of lower OEM sales. This decrease was partially offset by a $382 increase in Venezuela due to economic growth in Venezuela as a result of improved political stability.

     Sales were also impacted by a $988 increase in sales incentive expense primarily in the Electronics Group, offset by a decline in the Wireless Group. Trends will be discussed in further detail in each individual marketing group MD&A discussion.

Gross Profit

     The consolidated gross profit margin for the three months ended May 31, 2004 was 7.4%, compared to 8.5% in 2003. Margins in the Wireless Group were 3.7% compared to 5.0% in 2003. Margins in the Electronics Group remained steady at 14.5%. Consolidated gross margins were adversely impacted by the increase in sales of the Wireless Group as compared to the prior year. The Wireless Group represented a larger percentage of sales during the second quarter of fiscal 2004 then 2003 and since wireless products carry lower margins than the Electronics Group, it caused consolidated margins to decline. Trends will be discussed in further detail in each individual marketing group MD&A discussion.

Operating Expenses

     Operating expenses increased $4,381 to $26,939 for the three months ended May 31, 2004, as compared to $22,558 in 2003. Audiovox Germany accounted for $3,061, or 69.9%, of the increase in operating expenses for the quarter. Major components of the increase in operating expenses were in direct labor, advertising, insurance and office salaries, primarily in the Electronics Group as a result of recent acquisitions and general growth in business. As a percentage of net sales, operating expenses decreased to 6.1% for the three months ended May 31, 2004 from 7.5% in 2003. Trends will be discussed in further detail in each individual marketing group MD&A discussion.

     Operating income for the three months ended May 31, 2004 was $5,509 compared to $3,054 for the prior year.

Other Income and Expense

     Interest expense and bank charges increased $948 during the three months ended May 31, 2004, primarily due to interest incurred on German debt acquired as a result of the Recoton acquisition and increased average borrowings from the Company's primary credit facility during the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 due to increased purchases of wireless inventory.

     Equity in income of equity investees increased $777 for the three months ended May 31, 2004 as compared to the three months ended May 31, 2003. The increase in equity in income of equity investees was primarily due to an increase in the equity income of ASA as a result of increased sales and improvement in gross margins in specialized markets. In addition, increased sales and net income of Bliss-tel contributed towards the increase in equity income.

     Other income decreased $124 during the second quarter of 2004 as compared to 2003. The decline in the fair market value of investment securities under the Company's deferred compensation plan resulted in a $321 decrease to other income as compared to the prior year, which is offset by a corresponding decrease to general and administrative expenses. The above decrease was partially offset by an increase in royalty income as a result of royalty rights received during the Recoton acquisition.

     Minority interest expense increased $181 for the three months ended May 31, 2004 compared to the three months ended May 31, 2003, primarily due to the increased earnings of ACC.

Provision for Income Taxes

     The effective tax rate for the three months ended May 31, 2004 was 23.5% compared to 27.4% for the comparable period in the prior year. The decrease in the effective tax rate was primarily due to the reduction of the Wireless segment's valuation allowance, and the Company's mix of foreign and domestic earnings.

Net Income

     As a result of strong sales in both divisions offset by a decline in Wireless gross margins and increased operating expenses, net income for the three months ended May 31, 2004 was $3,677 compared to $2,074 in 2003. Earnings per share for the three months ended May 31, 2004 was $0.17 (basic) and $0.16 (diluted) as compared to $0.10 (basic) and $0.09 (diluted) for 2003.

Six months ended May 31, 2003 compared to six months ended May 31, 2004

     The net sales and percentage of net sales by marketing group and product line for the six months ended May 31, 2003 and May 31, 2004 are reflected in the following table:


                                                       Six Months Ended
                                      ----------------------------------------------
                                          May 31, 2003               May 31, 2004
                                      ----------------------    --------------------
Net sales:

  Wireless
      Wireless products               $395,885     66.2%        $519,638     63.8%
      Activation commissions             8,612      1.5            9,756      1.2
      Residual fees                      1,024      0.2            1,122      0.1
      Other                                148      --               --       --
                                      --------    ------        --------    ------
        Total Wireless                 405,669     67.9          530,516     65.1
                                      --------    ------        --------    ------

    Electronics
       Mobile electronics              125,198     20.9          133,987     16.4
       Consumer electronics             44,257      7.4           55,449      6.8
       Sound                            22,472      3.8           95,131     11.7
       Other                               232      --               --       --
                                      --------    ------        --------    ------
          Total Electronics            192,159     32.1          284,567     34.9
                                      --------    ------        --------    ------
          Total                       $597,828    100.0%        $815,083    100.0%
                                      ========    ======        ========    ======

Net Sales

     Net sales for the six months ended May 31, 2004 increased $217,255 or 36.3% to $815,083 as compared with $597,828 in 2003.

     Wireless Group sales were $530,516 for the six months ended May 31, 2004, a 30.8% increase from sales of $405,669 in 2003. Unit sales of wireless handsets increased 24.1% to approximately 2,854,000 units for the six months ended May 31, 2004 from approximately 2,300,000 units in 2003. This increase was primarily due to increased sales of products introduced during the fourth quarter of fiscal 2003, such as camera and color display phones with CDMA 1x technology. The average selling price of the Company's handsets increased to $174 per unit for the six months ended May 31, 2004 from $166 per unit in 2003 due to higher selling prices of new product introductions.

     Electronics Group sales increased in all product lines as sales for the six months ended May 31, 2004, were $284,567, a 48.1% increase from sales of $192,159 in 2003. This increase was largely due to increased sales in the sound and consumer electronics product lines as a result of new product introductions and the addition of $28,461 in sales by Audiovox Germany, which was formed in July 2003 as a result of the acquisition of Recoton. (See Note 6 to the consolidated financial statements.) Excluding Audiovox Germany, sales by the Company's international subsidiaries decreased $536 or 11.6% during the six months ended May 31, 2004, primarily due to a $1,493 decrease in Malaysia as a result of lower OEM sales. This decrease was partially offset by a $1,063 increase in Venezuela due to economic growth in Venezuela as a result of improved political stability.

     Sales were also impacted by a $2,145 decrease in sales incentive expense primarily in the Wireless Group offset by an increase in the Electronics Group. Trends will be discussed in further detail in each individual marketing group MD&A discussion.

Gross Profit

     Both the Wireless Group and the Electronics Group experienced a decline in margins, as the consolidated gross profit margin for the six months ended May 31, 2004 was 7.8%, compared to 8.5% in 2003. Margins in the Wireless Group were 3.9% compared to 5.2% in 2003. Margins in the Electronics Group were 15.1% compared to 15.5% in 2003. Even though margins are down in both Groups, the change in the mix of sales between Wireless and Electronics has affected the consolidated margins in a favorable way. The Electronics Group represented a larger percentage of sales for the six months ended May 31, 2004 as compared to 2003 and, since Electronics' products carry higher margins, it partially offset the decline in Wireless. Trends will be discussed in further detail in each individual marketing group MD&A discussion.

Operating Expenses

     Operating expenses increased $12,103 to $55,668 for the six months ended May 31, 2004, as compared to $43,565 in 2003. Audiovox Germany accounted for $7,266, or 60.0%, of the increase in operating expenses for the six months ended May 31, 2004. Major components of the increase in operating expenses were in direct labor, commissions, advertising, office salaries and professional fees, primarily in the Electronics Group as a result of recent acquisitions and general growth in business. As a percentage of net sales, operating expenses decreased to 6.8% for the six months ended May 31, 2004 from 7.3% in 2003. Trends will be discussed in further detail in each individual marketing group MD&A discussion.

     Operating income for the six months ended May 31, 2004 was $8,146 compared to $7,515 for the prior year.

Other Income and Expense

     Interest expense and bank charges increased $1,279 during the six months ended May 31, 2004, primarily due to interest incurred on German debt acquired as a result of the Recoton acquisition, and increased average borrowings from the Company's primary credit facility during fiscal 2004 as compared to the prior period in fiscal 2003 due to increased purchases of wireless inventory.

     Equity in income of equity investees increased $1,409 for the six months ended May 31, 2004 as compared to the six months ended May 31, 2003. The increase in equity in income of equity investees was primarily due to an increase in the equity income of ASA as a result of increased sales and improvement in gross margins. In addition, increased sales and net income of

Bliss-tel contributed towards the increase in equity income.

     Other income increased $1,826 during the six months ended May 31, 2004 as compared to the similar period in 2003. Increased royalty income of $599 during fiscal 2004 contributed to the increase in other income as a result of royalty rights received during the Recoton acquisition. In addition, the appreciation in the fair market value of investment securities under the Company's deferred compensation plan resulted in a $192 increase to other income as compared to the prior period, which is offset by a corresponding increase to general and administrative expenses. Furthermore, other expense decreased $250 as a result of lower foreign exchange devaluation in our Venezuelan subsidiary as compared to fiscal 2003. During the six months ended May 31, 2003, other expense was impacted by a $757 loss on foreign exchange translation due to devaluation of the Venezuela currency.

     Minority interest expense increased $187 for the six months ended May 31, 2004 compared to the six months ended May 31, 2003, primarily due to the increased earnings of Venezuela.

Provision for Income Taxes

     The effective tax rate for the six months ended May 31, 2004 was 24.4% compared to last year's 32.7% for the comparable period. The decrease in the effective tax rate was primarily due to the reduction of the Wireless Segment's valuation allowance and the Company's mix of foreign and domestic earnings.

Net Income

     As a result of strong sales in both divisions and increased other income offset by decreased gross margins and increased operating expenses, net income for the six months ended May 31, 2004 was $5,547 compared to $3,283 in 2003. Earnings per share for the six months ended May 31, 2004 was $0.25 (basic and diluted) as compared to $0.15 (basic and diluted) for 2003.

Wireless Results
Three months ended May 31, 2003 compared to three months ended May 31, 2004

     The following table sets forth for the periods indicated certain statements of earnings data for Wireless expressed as a percentage of net sales:


                                                                Three Months Ended
                                                -----------------------------------------------
                                                    May 31, 2003                May 31, 2004
                                                -------------------        -------------------
Net sales:
     Wireless products                          $ 185,174    97.9%         $ 285,228   98.3%
     Activation commissions                         3,444     1.9              4,441    1.5
     Residual fees                                    489     0.2                512    0.2
                                                ---------   ------         ---------  ------
         Total net sales                          189,107   100.0            290,181  100.0

Gross profit                                        9,382     5.0             10,865    3.7

Operating expenses
     Selling                                        2,706     1.4              2,419    0.8
     General and administrative                     3,915     2.1              4,476    1.5
     Warehousing and technical support                699     0.4                819    0.3
                                                ---------   ------         ---------  ------
         Total operating expenses                   7,320     3.9              7,714    2.6
                                                ---------   ------         ---------  ------

Operating income                                    2,062     1.1              3,151    1.1
Other expense                                        (576)   (0.3)            (1,061)  (0.4)
                                                ---------   ------         ---------  ------
Pre-tax income                                  $   1,486     0.8%         $   2,090    0.7%
                                                =========   ======         =========  ======

Net Sales

     Net sales increased $101,074, or 53.4% to $290,181 for the three months ended May 31, 2004 from 2003. Unit sales of wireless handsets increased by approximately 487,000 units for the three months ended May 31, 2004, or 43.9%, to approximately 1,596,000 units from 1,109,000 units in 2003. This increase was primarily due to increased sales of products introduced during the fourth quarter of fiscal 2003, such as camera and color display phones with CDMA 1x technology. The average selling price of the Company's handsets increased to $170 per unit for the three months ended May 31, 2004 from $161 per unit in 2003. This increase was due to higher selling prices of newly-introduced models, such as the camera phone. The Company expects selling prices for digital phones to increase as enhancements in digital technology expand digital capabilities.

     Net sales were also impacted by a decrease in sales incentives expense of $1,302 net of reversals of $190. This decrease was primarily due to a decline in sales incentive programs with large wireless carriers as compared to the prior year. Sales incentive programs are expected to continue as the Company introduces new technology and products. The Company expects, due to market conditions, customer consolidation and planned introductions of new products, it could experience higher sales incentives expense in the future.

Gross Profit

     Gross profit margins decreased to 3.7% for the three months ended May 31, 2004 from 5.0% in 2003, primarily due to increased price competition within the wireless industry. As a result of increased price competition, older phone models are sold at lower prices due to short product life cycles and are negatively impacted by introductions of new phones with enhanced technology. The declining margins achieved on older phone models was partially offset by margins achieved on new product introductions with enhanced technologies, such as the camera phone. In addition, the decline in gross margin was offset by a $1,302 decrease in sales incentive expense, net of reversals of $190.

     No inventory write-downs were recorded by the Company during the second quarter of fiscal 2004 or 2003. At May 31, 2004, the Company had on hand approximately 12,500 units of previously written-down inventory which, after write-down, had an approximate extended value of $400. The Company plans to sell these items to its existing customers during the year. The Company expects that as new products are introduced, existing models on hand are effected by price competition from our competitors and demand by our customers, it could experience write-downs in the future.

     Gross margins included reimbursements from a vendor for software upgrades on sold inventory of $74 and $136 for the three months ended May 31, 2003 and May 31, 2004, respectively. The increase in upgrade reimbursements is due to the timing of product enhancements, and these reimbursements could fluctuate in the future depending on the amount of technology upgraded into each product. Without these reimbursements, gross margins would have been lower by 0.04% and 0.05% for the three months ended May 31, 2003 and May 31, 2004, respectively. On occasion, the Company negotiates to receive price protection in the event the selling price to its customers is less than the purchase price from the vendor. No such price protection was recorded by the Company during the second quarter of fiscal 2003 or 2004.

Operating Expenses

     Operating expenses increased $394 for the three months ended May 31, 2004 as compared to 2003. However, as a percentage of net sales, operating expenses decreased to 2.6% during three months ended May 31, 2004, compared to 3.9% in 2003.

     Selling expenses decreased $287 for the three months ended May 31, 2004 compared to 2003, primarily as a result of:

     o $261 decrease in commissions as a result of a decline in international sales to South America and Mexico. Generally, commissions paid in connection with international sales are higher than domestic sales. In addition, two Quintex branches were closed during the second quarter of fiscal 2004 which caused commissions to decline for the period.

     o $131 decrease in salesmen salaries due to the closing of two Quintex branches during fiscal 2004.

     o As a result of the increase in sales growth, the above decreases were partially offset by a $120 increase in travel and lodging, which requires more travel to suppliers in the Far East to support the increased product volume.

     General and administrative expenses increased $561 for the three months ended May 31, 2004 compared to 2003 primarily as a result of:

     o $632 increase in bad debt expense primarily due to the fiscal 2003 recovery of a bad debt previously written off which did not reoccur during the three months ended May 31, 2004. In addition, bad debt expense increased for the three months ended May 31, 2004 as a result of a guarantee payment on behalf of one of the Company's equity investees (See Note 14 of Notes to Consolidated Financial Statements). The Company does not consider this increase to be a trend in overall accounts receivable.

     o Corporate allocations which increased $53 due to additional corporate services for MIS costs in connection with the Company's web-site.

     o Numerous insurance policy premiums paid by the Company are calculated based on sales and inventory positions. As such, the increase in sales activity and increased inventory on hand caused insurance expense to increase $50.

     o The above increases were offset by a $232 decrease in professional fees as a result of legal expenses incurred in the prior period to defend a class action law suit relating to alleged damages from exposure to radio frequency radiation. Such legal costs were not incurred during the quarter ended May 31, 2004, as the aforementioned complaint was dismissed in March 2003 and an appeal is not expected to be heard until September 2004 (See Note 15 of the Notes to Consolidated Financial Statements).

     Warehousing and technical support expense increased $120 for the three months ended May 31, 2004 as compared to the similar period in the prior year. The increase in warehouse and technical support expense was primarily due to an increase in direct labor and technical support as a result of additional engineering and customer service costs necessary to support the increase in sales and technological complexity of wireless products.

Pre-Tax Income

     As a result of increased sales and improved operating expense efficiency, partially offset by decline in gross margins, pre-tax income for the three months ended May 31, 2004 was $2,090, compared to $1,486 for 2003.

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

Six months ended May 31, 2003 compared to six months ended May 31, 2004

     The following table sets forth for the periods indicated certain statements of earnings data for Wireless expressed as a percentage of net sales:


                                                              Six Months Ended
                                                --------------------------------------------------
                                                     May 31, 2003                 May 31, 2004
                                                ---------------------        --------------------
Net sales:
     Wireless products                          $ 395,885      97.6%         $ 519,638      98.0%
     Activation commissions                         8,612       2.1              9,756       1.8
     Residual fees                                  1,024       0.3              1,122       0.2
     Other                                            148       --                 --        --
                                                ---------     ------          ---------    ------
         Total net sales                          405,669     100.0            530,516     100.0
Gross profit                                       21,199       5.2             20,906       3.9

Operating expenses
     Selling                                        5,369       1.3              5,126       0.9
     General and administrative                     8,247       2.0              8,972       1.7
     Warehousing and technical support              1,412       0.4              1,553       0.3
                                                ---------     ------          ---------    ------
         Total operating expenses                  15,028       3.7             15,651       2.9
                                                ---------     ------          ---------    ------

Operating income                                    6,171       1.5              5,255       1.0
Other expense                                      (1,436)     (0.4)            (1,645)     (0.3)
                                                ---------     ------          ---------    ------
Pre-tax income                                  $   4,735       1.1%         $   3,610       0.7%
                                                =========     ======         =========     ======


Net Sales

     Net sales increased $124,847, or 30.8% to $530,516 for the six months ended May 31, 2004 from 2003. Unit sales of wireless handsets increased by approximately 554,000 units for the six months ended May 31, 2004, or 24.1%, to approximately 2,854,000 units from 2,300,000 units in 2003. This increase was primarily due to increased sales of products introduced during the fourth quarter of fiscal 2003, such as camera and color display phones with CDMA 1x technology. The average selling price of the Company's handsets increased to $174 per unit for the six months ended May 31, 2004 from $166 per unit in 2003. This increase was due to higher selling prices of newly- introduced models, such as the camera phone. The Company expects selling prices for digital phones to increase as enhancements in digital technology expand digital capabilities.

     Net sales were also impacted by a decrease in sales incentives expense of $3,744 net of reversals of $866. This decrease was primarily due to a decline in sales incentive programs with large wireless carriers as compared to the prior year. Sales incentive programs are expected to continue as the Company introduces new technology and products. The Company expects, due to market conditions, customer consolidation and planned introductions of new products, it could experience higher sales incentives expense in the future.

Gross Profit

     Gross profit margins decreased to 3.9% for the six months ended May 31, 2004 from 5.2% in 2003, primarily due to increased price competition within the wireless industry. As a result of increased price competition, older phone models are sold at lower prices due to short product life cycles and are negatively impacted by introductions of new phones with enhanced technology. The declining margins achieved on older phone models was offset by margins achieved on new product introductions with enhanced technologies, such as the camera phone. In addition, the decline in gross margin was offset by a $3,744 decrease in sales incentive expense, net of reversals of $866.

     No inventory write-downs were recorded by the Company during the six months ended May 31, 2004 or 2003. The Company expects that as new products are introduced, existing models on hand are effected by price competition from our competitors and demand by our customers, it could experience write-downs in the future.

     Gross margins included reimbursements from a vendor for software upgrades on sold inventory of $123 and $948 for the six months ended May 31, 2003 and May 31, 2004, respectively. The increase in upgrade reimbursements is due to the timing of product enhancements, and these reimbursements could fluctuate in the future depending on the amount of technology upgraded into each product. Without these reimbursements, gross margins would have been lower by 0.03% and 0.18% for the six months ended May 31, 2003 and May 31, 2004, respectively. On occasion, the Company negotiates to receive price protection in the event the selling price to its customers is less than the purchase price from the vendor. No such price protection was recorded by the Company during the six months ended May 31, 2003 or 2004.

Operating Expenses

     Operating expenses increased $623 for the six months ended May 31, 2004 as compared to 2003. However, as a percentage of net sales, operating expenses decreased to 2.9% during six months ended May 31, 2004, compared to 3.7% in 2003.

     Selling expenses decreased $243 for the six months ended May 31, 2004 compared to 2003, primarily as a result of:

     o $210 decrease in commissions as a result of a decline in international sales to South America and Mexico. Generally, commissions paid in connection with international sales are higher than domestic sales. In addition, two Quintex branches were closed during the second quarter of fiscal 2004 which caused commissions to decline for the period.

     o $204 decrease in salesmen salaries due to the winding down of operations and closing of two Quintex branches during fiscal 2004.

     o As a result of the increase in sales growth, the above decreases were partially offset by a $122 increase in travel and lodging, which requires more travel to suppliers in the Far East to support the increased product volume.

     General and administrative expenses increased $725 for the six months ended May 31, 2004 compared to 2003 primarily as a result of:

     o $552 increase in bad debt expense primarily due to the fiscal 2003 recovery of a bad debt previously written off which did not reoccur during the six months ended May 31, 2004. In addition, bad debt expense increased for the three months ended May 31, 2004 as a result of a guarantee payment on behalf of one of the Company's equity investees (See Note 14 of Notes to Consolidated Financial Statements).

     o Corporate allocations which increased $193 due to additional corporate services for MIS costs in connection with the Company's web-site.

     o Numerous insurance policy premiums paid by the Company are calculated based on sales and inventory positions. As such, the increase in sales activity and increased inventory on hand caused insurance expense to increase $96.

     o The above increases were offset by a $215 decrease in professional fees as a result of legal expenses incurred in the prior period to defend a class action law suit relating to alleged damages from exposure to radio frequency radiation. Such legal costs were not incurred during the six months ended May 31, 2004, as the aforementioned complaint was dismissed in March 2003 and an appeal is not expected to be heard until September 2004 (See Note 15 of the Notes to Consolidated Financial Statements).

     Warehousing and technical support expense increased $141 for the six months ended May 31, 2004 as compared to the similar period in the prior year. The increase in warehouse and technical support expense was primarily due to an increase in direct labor and technical support as a result of additional engineering and customer service costs necessary to support the increase in sales and technological complexity of wireless products.

Pre-Tax Income

     As a result of the decline in gross margins partially offset by increased sales and improved operating expense efficiency, pre-tax income for the six months ended May 31, 2004 was $3,610, compared to $4,735 for 2003.

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

Electronics Results
Three months ended May 31, 2003 compared to three months ended May 31, 2004

     The following table sets forth for the periods indicated certain statements of earnings data for the Electronics Group expressed as a percentage of net sales:


                                                                          Three Months Ended
                                                   -----------------------------------------------------------------
                                                            May 31, 2003                      May 31, 2004
                                                   ------------------------------   --------------------------------
Net sales:
     Mobile electronics                         $  74,108      66.2%        $  84,438      57.1%
     Consumer electronics                          27,762      24.8            18,978      12.8
     Sound                                          9,928       8.9            44,602      30.1
     Other                                            105       0.1              --         --
                                                ---------     ------        ---------    ------
        Total net sales                           111,903     100.0           148,018     100.0
Gross profit                                       16,175      14.5            21,526      14.5

Operating expenses
     Selling                                        4,596       4.1             6,518       4.4
     General and administrative                     6,054       5.4             7,242       4.9
     Warehousing and technical support                656       0.6             1,440       1.0
                                                ---------     ------        ---------    ------
Total operating expenses                           11,306      10.1            15,200      10.3
                                                ---------     ------        ---------    ------
Operating income                                    4,869       4.4             6,326       4.2
Other income (expense)                                393       0.3              (237)     (0.1)
                                                ---------     ------        ---------    ------
Pre-tax income                                  $   5,262       4.7%       $   6,089       4.1%
                                                =========     ======        =========    ======

Net Sales

     Net sales increased $36,115, or 32.3%, to $148,018 for the three months ended May 31, 2004, from net sales of $111,903 in 2003. Sales of Audiovox Germany accounted for $12,728, or 35.2%, of this increase as a result of the Recoton acquisition in July 2003.

     Sales for Mobile Electronics increased $10,330 (13.9%) for the three months ended May 31, 2004 from 2003, primarily from sales of mobile video products. Sound sales increased $34,674 (349.3%) as a result of the Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), trademarks which usage right was acquired during the Recoton acquisition. In addition, sound sales were positively impacted by increased sales of $10,388 in the satellite radio product line and $12,728 of Audiovox Germany sales. The increase in Sound sales has caused a shift in the sales allocation between Mobile and Consumer Electronics. Consumer Electronics sales decreased $8,784 (31.6%) for the three months ended May 31, 2004 from 2003. The decline in Consumer Electronics was due to a decrease in sales of consumer home products, DVD's and FRS radios, partially offset by an increase in flat panel TV's. Increased competition, most notably in the DVD category, caused Consumer Electronics sales to decline. The Company does not expect the decrease in Consumer Electronics sales to be a future trend.

     Net sales of the Company's Malaysian subsidiary decreased from last year by approximately $542 primarily from a shift in the Malaysia business environment. Specifically, the OEM market in Malaysia has declined as more automakers are incorporating electronic products into vehicles at the factory rather than being sold in the aftermarket. In addition, importing of foreign products has become more prevalent, therefore reducing domestic distribution within Malaysia. This decrease was offset by a $382 increase in the Company's Venezuelan subsidiary due to economic growth in Venezuela as a result of improved political stability.

     Sales incentives expense increased $2,290, net of reversals of $646, to $4,420, due to increased sales, as the majority of programs are based on sales volume. The increase in sales incentive expense was partially offset by increased reversals. Specifically, reversals for unearned sales incentives for the three months ended May 31, 2004 increased $208 as compared to 2003 due to customers not purchasing the minimum quantities of product required during the program time period as a result of lower than expected sales. In addition, reversals for unclaimed sales incentives increased $198 as compared to the prior year quarter. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

     Gross profit margins remained steady at 14.5% for the three months ended May 31, 2004 and 2003. In addition, there was a $2,290 increase in sales incentive expense, net of reversals of $646, primarily due to increased sales.

Operating Expenses

     Operating expenses increased $3,894 for the three months ended May 31, 2004 from 2003, a 34.4% increase compared to 2003. The domestic group (AEC , Code and American Radio Corp.) accounted for $623 or 16.0% of the 2004 increase. The international group (Audiovox Germany, Malaysia and Venezuela) accounted for $3,271 or 84.0% of the 2004 increase which was primarily due to the operations of Audiovox Germany, which commenced as a result of the Recoton acquisition. As a percentage of net sales, operating expenses increased to 10.3% for the three months ended May 31, 2004 compared to 10.1% in 2003.

     Selling expenses increased $1,922 during the second quarter of 2004 of which $538 (28.0%) and $1,384 (72.0%) was attributable to the domestic group and international group, respectively.

     o The increase for the domestic group was primarily due to an increase in salesmen salaries, payroll taxes and benefits of $314 as a result of higher employee wages and the hiring of additional employees to support the growing business. In addition, advertising expense increased $188 as a result of an increased product line and promotions during fiscal 2004 as compared to the prior year due to the increase in sales.

     o The increase for the international group was due to approximately $1,401 of Audiovox Germany expenses offset by a $17 decrease in Malaysia and Venezuela. Due to the operations of Recoton, which was acquired during the third quarter of fiscal 2003, Audiovox Germany expenses were primarily comprised of $631 in commissions, $103 of salesmen salaries and $354 of advertising. Advertising costs consisted primarily of product brochures and informative advertising materials regarding the Company's product line.

     General and administrative expenses increased $1,188 of which $42 (3.5%) and $1,146 (96.5%) was attributable to the domestic group and international group, respectively.

     o The increase for the domestic group was primarily attributable to corporate allocations, insurance expense, occupancy costs and salaries/payroll taxes which increased $295, $132, $157 and $139, respectively, as compared to the prior year. These increases were due to the hiring of additional employees, increased wages and MIS costs as a result of the additional resources necessary to support the increased product lines and sales activity. In addition, higher inventory levels as a result of increased sales activity caused insurance expense and occupancy costs to increase. The above increases were partially offset by a $707 decrease in bad debt expense due to the recovery of a previously reserved bad debt. The Company does not consider this decrease in bad debt expense to be a trend in the overall accounts receivable.

     o The increase for the international group was due to $1,118 of Audiovox Germany expenses and a $28 increase in Malaysia and Venezuela expenses. As a result of the Recoton acquisition, Audiovox Germany expenses were primarily comprised of $711 in salaries and related payroll taxes, $211 of office expenses, and $209 of depreciation. The increase in Malaysia and Venezuela expenses was primarily due to an increase in Venezuela professional fees due to legal costs incurred in the winding up of operations in Audiovox Brazil and other legal matters in connection with Audiovox Venezuela.

     Warehousing and technical support increased $784, or 119.5%. This increase was primarily due to a $731 increase in direct labor and payroll taxes due to the hiring of additional employees and this increase includes $542 of Audiovox Germany expenses. In addition, the increase in warehouse and technical support is due to the hiring of additional engineers as the increase in sales volume and product complexity has resulted in the Company providing added customer service.

Pre-Tax Income

     As a result of increased sales due to new product introductions and the Recoton acquisition, offset by decreased operating expense efficiency, pre-tax income for the three months ended May 31, 2004 was $6,089 compared to $5,262 for 2003.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Six months ended May 31, 2003 compared to six months ended May 31, 2004

     The following table sets forth for the periods indicated certain statements of earnings data for the Electronics Group expressed as a percentage of net sales:


                                                                           Six Months Ended
                                                   -----------------------------------------------------------------
                                                            May 31, 2003                      May 31, 2004
                                                   ------------------------------   --------------------------------
Net sales:
     Mobile electronics                         $ 125,198      65.2%         $ 133,987      47.1%
     Consumer electronics                          44,257      23.0             55,449      19.5
     Sound                                         22,472      11.7             95,131      33.4
     Other                                            232       0.1               --         --
                                                ---------     ------         ---------     ------
        Total net sales                           192,159     100.0            284,567     100.0
Gross profit                                       29,774      15.5             42,846      15.1

Operating expenses
     Selling                                        8,395       4.3             12,705       4.5
     General and administrative                    11,850       6.2             17,049       6.0
     Warehousing and technical support              1,298       0.7              2,345       0.8
                                                ---------     ------         ---------     ------
Total operating expenses                           21,543      11.2             32,099      11.3
                                                ---------     ------         ---------     ------
Operating income                                    8,231       4.3             10,747       3.8
Other income (expense)                               (479)     (0.2)               496       0.2
                                                ---------     ------         ---------     ------
Pre-tax income                                  $   7,752       4.1%         $  11,243       4.0%
                                                =========     ======         =========     ======

Net Sales

     Net sales increased $92,408, or 48.1%, to $284,567 for the six months ended May 31, 2004, from net sales of $192,159 in 2003. Sales of Audiovox Germany accounted for $28,461, or 30.8%, of this increase as a result of the Recoton acquisition in July 2003.

     Sound  sales  increased  $72,659  (323.3%)  as a result  of the  Jensen(R),
Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), trademarks which usage right was acquired during the Recoton acquisition. In addition, sound sales were positively impacted by increased sales of $21,075 in the satellite radio product line and $28,461 of Audiovox Germany sales. Sales for Consumer electronics increased $11,192 (25.3%) for the six months ended May

31, 2004 from 2003, primarily from sales of DVD players and flat panel TV's. These products were introduced during fiscal 2003 and strong customer demand has caused sales activity to increase during fiscal 2004. Mobile electronics sales increased $8,789 (7.0%) for the six months ended May 31, 2004 from 2003 due to strong sales in mobile video. The increase in Sound sales has caused a shift in the sales allocation between Mobile and Consumer Electronics.

     Net sales of the Company's Malaysian subsidiary decreased from last year by approximately $1,493 primarily from a shift in the Malaysia business environment. Specifically, the OEM market in Malaysia has declined as more automakers are incorporating electronic products into vehicles at the factory rather than being sold in the aftermarket. In addition, importing of foreign products has become more prevalent, therefore reducing domestic distribution within Malaysia. This decrease was offset by a $1,063 increase in the Company's Venezuela subsidiary due to economic growth in Venezuela as a result of improved political stability.

     Sales incentives expense increased $1,599, net of reversals of $3,070, to $4,963, due to increased sales, as the majority of the Electronics Group sales incentives are based on sales volume. The increase in sales incentive expense was partially offset by increased reversals. Specifically, reversals for unearned sales incentives for the six months ended May 31, 2004 increased $1,578 as compared to 2003 due to customers not purchasing the minimum quantities of product required during the program time period as a result of lower than expected post holiday season sales. In addition, reversals for unclaimed sales incentives for 2004 increased $521 to $1,252 as compared to 2003. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. The majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program. The above reversals were partially offset by an increase in sales as many sales incentive programs are based on a percentage of sales. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

     Gross profit margins decreased to 15.1% for the six months ended May 31, 2004 compared to 15.5% in 2003. This decrease was due to increased price compression of consumer electronic products sold through consumer channels, which carry a lower gross margin as opposed to other product lines. Specifically, gross margins were adversely impacted by the sale of older DVD players and flat panel TV's as the selling price for these older items has declined as a result of new product introductions within these categories. In addition, there was a $1,599 increase in sales incentive expense, net of reversals of $3,070, primarily due to increased sales. This decrease was offset by margins achieved in Audiovox Germany from Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R) products as well as an increase in Code-Alarm margins due to a decline in production and warranty costs.

Operating Expenses

     Operating expenses increased $10,556 for the six months ended May 31, 2004 from 2003, a 49.0% increase compared to 2003. The domestic group accounted for $3,248 or 30.8% of the 2004 increase. The international group (Audiovox Germany, Malaysia and Venezuela) accounted for $7,308 or 69.2% of the 2004 increase which was primarily due to the operations of Audiovox Germany, which commenced as a result of the Recoton acquisition. As a percentage of net sales, operating expenses increased to 11.3% for the six months ended May 31, 2004 compared to 11.2% in 2003.

     Selling expenses increased $4,310 during the second quarter of 2004 of which $1,649 (38.3%) and $2,661 (61.7%) was attributable to the domestic group and international group, respectively.

     o The increase for the domestic group was primarily due to increases of $252 in commissions due to an increase in commissionable sales and salesmen salaries, payroll taxes and benefits of $670 as a result of higher employee wages and the hiring of additional employees. In addition, advertising expense and trade show expense increased $385 and $224, respectively, as a result of an increased product line and increased promotions during the annual consumer electronics show as compared to the prior year.

     o The increase for the international group was due to approximately $2,703 of Audiovox Germany expenses offset by a $42 decrease in Malaysia and Venezuela. Due to the operations of Recoton, which was acquired during the third quarter of fiscal 2003, Audiovox Germany expenses were primarily comprised of $1,197 in commissions, $217 of salesmen salaries and $906 of advertising. Advertising costs consisted primarily of product brochures and informative advertising materials regarding the Company's product line.

     General  and  administrative  expenses  increased  $5,199  of which  $1,315
(25.3%)  and  $3,884  (74.7%)  was   attributable  to  the  domestic  group  and
international group, respectively.

     o The increase for the domestic group was primarily attributable to an increase of $291 in professional fees due to the increasing complexity of patent validity and rights as a result of product complexity. The Company expects, as technology for electronic products become more complex, the Company will have to expend more resources on defending patent rights and obtaining patents on new products. In addition, corporate allocations, insurance expense, office expenses, occupancy costs and salaries/payroll taxes increased $594, $220, $97, $261 and $324, respectively, as compared to the prior year. These increases were due to the hiring of additional employees, increased wages and MIS costs as a result of the additional resources necessary to support the increased product lines and sales activity. In addition, higher inventory levels as a result of increased sales activity caused insurance expense and occupancy costs to increase. The above increases were partially offset by a $693 decrease in bad debt expense due to the recovery of a previously reserved bad debt. The Company does not consider this decrease in bad debt expense to be a trend in the overall accounts receivable.

     o The increase for the international group was due to $3,948 of Audiovox Germany expenses offset by a $64 decline in Malaysia and Venezuela expenses. As a result of the Recoton acquisition, Audiovox Germany expenses were primarily comprised of $2,024 in salaries and related payroll taxes, $226 of professional fees, $407 of office expenses, $356 of occupancy costs and $438 of depreciation. The decline in Malaysia and Venezuela expenses was primarily due to a decrease in Venezuela's employee benefits because of a 2003 payment made to certain Venezuela employees, which did not recur in fiscal 2004.

     Warehousing and technical support increased $1,047, or 80.7%. This increase was primarily due to a $958 increase in direct labor and payroll taxes due to the hiring of additional employees and includes $615 of Audiovox Germany expenses. In addition, the increase in warehouse and technical support is due to the hiring of additional engineers as the increase in sales volume and product complexity has resulted in the Company providing added customer service.

Pre-Tax Income

     As a result of increased sales due to new product introductions and the Recoton acquisition and increased other income due to royalties received for the Jensen trademarks offset by a decline in gross margins, pre-tax income for the six months ended May 31, 2004 was $11,243 compared to $7,752 for 2003. During the six months ended May 31, 2004, the corporate allocation to the Electronics Segment was reduced by $618 in order to offset costs incurred in the Company's Venezuelan subsidiary that were considered to be a consolidated cost of the Company.

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

Liquidity and Capital Resources
Cash Flows, Commitments and Obligations

     The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. The amount of financing is dependent primarily on the collection of accounts receivable and purchase of inventory. As of May 31, 2004, the Company had working capital of $310,096 which includes cash of $5,152 as compared with working capital of $304,354 and cash of $4,702 at November 30, 2003.

     Operating activities used cash of $27,341 for the six months ended May 31, 2004 compared to cash provided of $58,144 in 2003. The decrease in cash provided by operating activities as compared to the prior year is primarily due to the increase in inventory. Net income provided $5,547 for operating activities for the six months ended May 31, 2004 compared to $3,283 in 2003.

     The following significant fluctuations in the balance sheet impacted cash flow from operations:

     o The overall decrease in cash flow from operations for the six months ended May 31, 2004 as compared to 2003 was primarily due to an increase in purchases of wireless inventory as a result of the increase in sales activity for the Wireless Group. The increase in cash used for inventory purchases was partially offset by increased inventory turnover which approximated 6.3 during for the six months ended May 31, 2004 compared to 5.1 in the comparable period in the prior year. The increased turnover is a result of increased sales and improved management of Wireless inventory which consists of more products at the beginning of their life cycle during the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003, which consisted of products near the end of their life cycle. Although this is a favorable condition, the Company cannot guarantee this to be a trend in the future.

     o In addition, cash flow from operating activities for the six months ended May 31, 2004, was impacted by a decrease in accounts payable, primarily from payments made to inventory vendors. Payments for accounts payable during the six months ended May 31, 2004 were not as significant as compared to the comparable period based on the timing of payments made. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases and amount of inventory on hand.

     o Cash flows from operating activities for the six months ended May 31, 2004 were favorably impacted by a decrease in accounts receivable primarily from collections. Accounts receivable turnover approximated
          8.3 during for the six months ended May 31, 2004 compared to 6.5 in the comparable period in the prior year. Overall collections of accounts receivable and credit quality of customers has improved, however, accounts receivable collections are often impacted by general economic conditions.

     Investing activities provided $1,725 during the six months ended May 31, 2004, primarily from the distribution from an equity investee, proceeds from the reduction of purchase price of acquired business, partially offset by the purchases of property, plant and equipment.

     Financing activities provided $25,990 during the six months ended May 31, 2004, primarily from net borrowings of bank obligations, partially offset by payments of debt.

     The Company's principal source of liquidity is its revolving credit agreement, which expires July 27, 2004. The Company is currently negotiating with the bank to extend this agreement, of which no assurance can be given. At November 30, 2003 and May 31, 2004, the credit agreement provided for $150,000 of available credit, including $10,000 for foreign currency borrowings. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable, inventory and the Company's shares of ACC common stock. The Company's ability to borrow under its credit facility is a maximum aggregate amount of $150,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory.

The credit agreement also allows for commitments up to $50,000 in forward exchange contracts.

     The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     The Company was in compliance with all of its bank covenants at November 30, 2003 and May 31, 2004. There can be no assurance that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. While the Company has historically been able to obtain waivers for violations, there can be no assurance that future negotiations with its lenders would be successful. This credit agreement has no cross covenants with other credit facilities.

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

     At November 30, 2003, the Company had guaranteed the borrowings of one of its 50%- owned equity investees (G.L.M.) at a maximum of $300. The Company guaranteed the debt of G.L.M. beginning in December 1996, and this guarantee was not modified. During the three months ended May 31, 2004, the Company received a request for payment in connection with this guarantee. As a result of the payment request, the Company paid $291 on behalf of G.L.M. during the three months ended May 31, 2004.

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At May 31, 2004, such obligations and commitments are as follows:


                                                         Payments Due By Period
                                 ---------------------------------------------------------------------------
Contractual Cash                                 Less than           1-3              4-5             After
   Obligations                   Total             1 Year           Years            Years           5 Years
------------------------         -------          -------          -------          -------          -------

Capital lease obligation          $13,376          $   553          $ 1,125          $ 1,157          $10,541
Operating leases                   12,263            3,609            5,528            3,070               56
                                  -------          -------          -------          -------          -------
Total contractual cash
   obligations                    $25,639          $ 4,162          $ 6,653          $ 4,227          $10,597
                                  =======          =======          =======          =======          =======



                                            Amount of Commitment
                                            Expiration per period
                          -------------------------------------------------------------
                             Total
       Other Commercial     Amounts      Less than                                After
         Commitments       Committed      1 Year       1-3 Years     4-5 Years   5 years
         -----------       --------      --------      ----------    ----------  -----

Lines of credit (1)        $ 69,643      $ 69,643          --            --        --
Standby letters of
   credit (1)                 2,271         2,271          --            --        --
Commercial letters of
   credit (1)                14,627        14,627          --            --        --
Debt (1)                     18,466         2,747      $ 12,401      $  3,318      --
                           --------      --------      --------      --------     -----
Total commercial           $105,007      $ 89,288      $ 12,401      $  3,318      --
                           ========      ========      ========      ========     =====
   commitments

(1) Refer to footnote 13 of the notes to the consolidated financial statements.

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

Treasury Stock

     The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). No shares were purchased under the Program during fiscal 2003 or fiscal 2004. As of November 30, 2003 and May 31, 2004, 1,072,737 and 1,070,957 shares were repurchased under the Program at an average price of $7.93 per share for an aggregate amount of $8,511 and $8,497, respectively.

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

     The Company also leases certain facilities from its principal stockholder. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. Total lease payments required under the leases for the five-year period ending May 31, 2009 and thereafter are $4,426.

Transactions with Toshiba Corporation

     Toshiba Corporation (Toshiba), a minority shareholder of ACC, is a major supplier of ACC products. On June 8, 2004, Audiovox purchased 5% of ACC stock from Toshiba (see Note 17 of the Notes to Consolidated Financial Statements).
Inventory on hand at November 30, 2003 and May 31, 2004 purchased from Toshiba approximated $22,405 and $41,439, respectively. At November 30, 2003 and May 31, 2004, the Company recorded receivables from Toshiba aggregating approximately $709 and $58, respectively, primarily for software upgrades.

     At November 30, 2003 and May 31, 2004, the Company had outstanding payables in the amount of $18,841 and $86, respectively, for inventory purchases from Toshiba. The payment terms are such that the payable is non-interest bearing and is payable in accordance with the terms established in the distribution agreement between the parties, which is 30 days.

     On occasion, the Company negotiates to receive price protection in the event the selling price to its customers is less than the purchase price from Toshiba. The Company will record such price protection, if necessary, at the time of the sale of the units.

Recent Accounting Pronouncements

     The Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "Share- Based Payment, an Amendment of FASB Statements Nos. 123 and

95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk- free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement in late 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

Marketable Securities

     Marketable securities at November 30, 2003 and May 31, 2004, which are recorded at fair value of $9,512 and $8,045, respectively, include an unrealized gain (loss) of $1,831 and ($544), respectively, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $951 and $805 as of November 30, 2003 and May 31, 2004, respectively. Actual results may differ.

Interest Rate Risk

     The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the financial institution. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. There were no hedge transactions at November 30, 2003 or May 31, 2004. Therefore, the potential loss in fair value for a net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of November 30, 2003 and May 31, 2004 is not applicable.

     The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2003 and May 31, 2004, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Malaysian ringgit, Thailand baht and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2003 and May 31, 2004, amounts to $1,195 and $951, respectively. Actual results may differ.

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

     During 2001, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. On March 5, 2003, Judge Catherine C. Blake of the United States District Court for the District of Maryland granted the defendants' consolidated motion to dismiss these complaints. Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit. The appeal pending before the United States Circuit Court of Appeals, Fourth Circuit in the consolidated class action lawsuits (Pinney, Farina, Gilliam, Gimpelson and Naquin) against ACC and other suppliers, manufacturers and distributors as well as wireless carriers of hand-held wireless telephones alleging damages relating to risk of exposure to radio frequency radiation from the wireless telephones has not yet been heard. It is anticipated that the appeal will be heard in September 2004.

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

     During the second quarter of fiscal 2004, the Company, AEC and one of its distributors of car security products, were named as defendants in a lawsuit brought by Magnadyne Corporation in the United States District Court, Central District of California alleging patent infringement and seeking damages and injunctive relief. The Company has answered the amended complaint, asserted various affirmative defenses and interposed counterclaims alleging non-infringement, invalidity and non- enforceability. AEC is due to respond to the amended complaint by July 20, 2004 and intends to answer, assert affirmative defenses and interpose counterclaims as well. To date, there has been no discovery. The Company and AEC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     The Company does not expect the outcome of any pending litigation, separately and in the aggregate, to have a material adverse effect on its business, consolidated financial position or results of operations.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


       Exhibit Number            Description

            31.1 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (furnished herewith)
            31.2 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (furnished herewith)
            32.1      Certification Pursuant to Rule
                      13a-14(a) And Rule 15d- 14(a)
                      Section 1350, Chapter 63 of Title 18
                      of The United States Code, As
                      Adopted Pursuant to Section 906 of
                      The Sarbanes-Oxley Act of 2002
                      (furnished herewith)
           32.2       Certification Pursuant to Rule
                      13a-14(a) And Rule 15d- 14(a)
                      Section 1350, Chapter 63 of Title 18
                      of The United States Code, As
                      Adopted Pursuant to Section 906 of
                      The Sarbanes-Oxley Act of 2002
                      (furnished herewith)

     (b)  Reports on Form 8-K

     During the second quarter ended May 31, 2004, the Company filed two reports on Form 8-K:

     The first report filed on Form 8-K, dated April 14, 2004 and filed April 16, 2004, stated that the Company had issued a press release reporting on the Company's results for the fiscal first quarter ended February 29, 2004. A copy of the press release was attached to the Form 8-K as Exhibit 99.1.

     The second report filed on Form 8-K, dated April 16, 2004 and filed April 22, 2004, reported that the Company and its Lenders had executed a Tenth Amendment to the Fourth Amended and Restated Credit Agreement, which, among other things, amends and restates the definition of "Borrowing Base" to allow the Company to borrow against its inventory at any time during the year. A copy of the Tenth Amendment was attached to the Form 8-K as Exhibit 99.1.

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

Dated: July 15, 2004

                                      By:/s/Charles M. Stoehr
                                         ---------------------------------------
                                            Charles M. Stoehr
                                            Senior Vice President and
                                               Chief Financial Officer