Form 10-K/A
period 2002-11-30
AUDIOVOX CORP
filed 2004-10-07
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	November 30, 2002
Commission file number	0-28839

AUDIOVOX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1964841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 Marcus Blvd., Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code         (631) 231-7750

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on

Title of each class:	Which Registered

Class A Common Stock $.01 par value	Nasdaq Stock Market

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

Yes  ☐                   No  ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒                   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock held by non-affiliates of the Registrant was $168,886,196 (based upon closing price on the Nasdaq Stock Market on May 30, 2003).

The number of shares outstanding of each of the registrant’s classes of common stock, as of

May 23, 2003 was:

Class	Outstanding

Class A common stock $.01 par value	20,651,374
Class B common stock $.01 par value	2,260,954

i

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

The net effect of all of the restatement adjustments is as follows:

	Fiscal 2000	Fiscal 2001	First Quarter 2002	Second Quarter 2002	Third Quarter 2002
			(Unaudited)	(Unaudited)	(Unaudited)
Increase (decrease) income/(increase) decrease (loss) before extraordinary item and cumulative effect of a change in accounting for negative goodwill	$263	$1,011	$(1,308)	$(782)	$751
Increase (decrease) net income/ (increase) decrease net (loss)	263	1,011	(1,308)	(782)	751
Increase (decrease) net income/ (increase) decrease net (loss) per common share - diluted	$0.01	$0.05	$(0.06)	$(0.03)	$0.04

The following table provides additional information regarding these restatement adjustments:

Effects of Restatement Adjustments on Net Income or Net Loss

(in thousands)

	Increase (Decrease) in Net Income for the Fiscal Year Ended November 30, 2000	(Increase) Decrease in Net Loss for the Fiscal Year Ended November 30, 2001	Increase (Decrease) in Net Income for the Nine Months Ended August 31, 2002
			Unaudited
Restatement adjustments:
Revenue recognition	$(779)	$779	—
Timing of revenue		(15)	$(103)
Litigation		(373)	427
Foreign currency translation	—	—	(1,491)
Inventory pricing	—	—	420
Sales incentives	1,884	910	847
Gain on the issuance of subsidiary shares	—	—	(1,556)
Operating expense reclassification to cost of sales (2)	—	—	—
Total adjustment to pre-tax income (loss)	1,105	1,301	(1,456)
(Provision for) recovery of income taxes	(842)	(310)	204
Minority interest (1)	—	20	(87)
Total effect on net income (loss)	$263	$1,011	$(1,339)

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

See Note 2, “Restatement of Consolidated Financial Statements”, of Notes to Consolidated Financial Statements for restatement adjustments to previously reported fiscal years 2000 and 2001 and Note 26, “Unaudited Quarterly Financial Data- As Restated”, of Notes to Consolidated Financial Statements for restatement adjustments to previously reported unaudited quarterly consolidated statements of operations data for the quarters ended February 28, 2001 through August 31, 2002 as a result of the restatements and reclassifications.

The following discussion addresses each of the restatement adjustments and the reclassification adjustment for the corrections of accounting errors.  Any references to quarterly amounts are unaudited.

Revenue recognition. The Company overstated net sales in each of the third and fourth quarters of fiscal 2000 for shipments of product that did not conform to the technical requirements of the customer (i.e., the goods were non-conforming).  The Company did not properly evaluate this shipment of non-conforming goods as required in accordance with Staff Accounting Bulletin No.  101 (SAB No.  101), “Revenue Recognition in Financial Statements”, which would preclude revenue recognition until the specific performance obligations have been met by the Company.  These product shipments resulted in the Company overstating net sales by $19,166 and gross profit by $779 for fiscal 2000.

During the first quarter of fiscal 2001, the Company recorded a sales return of this fiscal 2000 non-conforming product sale. The recording of this product return (sales reversal) resulted in the Company understating net sales by $19,166 and gross profit by $779 for fiscal 2001.

Timing of revenue.  During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, the Company (overstated) understated net sales by $(976), $857, $(4,601), $(7,757) and $10,472, respectively, as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers.  SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is, in this situation, when the product was delivered to the customer’s site).  Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer’s site.  During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, gross profit was overstated (understated) by $34, ($19), $99, $562 and ($535), respectively.  During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, operating expenses were overstated (understated) by $0, $0, $17, $136 and ($130), respectively.

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

During the second, third and fourth quarters of 2001 and the first, second and third quarters of 2002, the Company understated (overstated) operating expenses by $189, $302, $196, $78 and $276 and ($300), respectively as a result of inappropriately deferring costs related to an insurance claim.  The Company’s insurance company refused to defend the Company against a legal claim made against the Company.  The Company took legal action against the insurance company and was unsuccessful.  The Company was improperly capitalizing costs that were not probable of recovery.

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

The Company designs and markets a diverse line of products and provides related services throughout the world. These products and services include:

•                                          handsets and accessories for wireless communications

•                                          mobile entertainment and security products

•                                          mobile electronic and accessories products and accessories

•                                          consumer electronic products and accessories

The Company generally markets its products under the well-recognized Audiovox brand name, which it has used for over 38 years.  The Company was a pioneer in the wireless industry, selling its first vehicle-installed wireless telephone in 1984 as a natural expansion of its automotive aftermarket products business.  The Company’s extensive distribution network and its long-standing industry relationships have allowed the Company to benefit from growing market opportunities in the wireless industry and to exploit emerging niches in the consumer electronics business.

The Company operates in two primary markets:

•                  Wireless communications.  The Wireless Company (Wireless), which accounts for approximately 66% of revenues, sells wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

•                                          Mobile and consumer electronics.  The Electronics Group (Electronics), which accounts for approximately 34% of revenues, sells autosound, mobile video, mobile electronics and consumer electronics through domestic and international distribution channels primarily to mass merchants, power retailers, specialty retailers, new car dealers, original equipment manufacturers (OEMs), independent installers of automotive accessories and the U.S. military.

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

The following table shows net sales by group and the increase in Electronics sales compared to a decrease in Wireless:

	2000 As Restated (1)	2001 As Restated (1)	2002	Percent Change 2000/2002
		(millions)

Wireless	$1,394	$979	$727	(47.8)%
Electronics	276	298	373	35.1%
Total	$1,670	$1,277	$1,100	(34.1)%

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

The Company’s product development efforts focus on meeting changing consumer demand for technologically-advanced, high-quality products, and the Company consults with customers throughout the design and development process.  The Company stands behind all of its products by providing warranties and end-user service support.

Strategy

The Company’s objective is to leverage the well-recognized Audiovox brand name and its extensive distribution network to capitalize on the growing worldwide demand for wireless products and continue to provide innovative mobile and consumer electronics products in response to consumer demand. The key elements of the Company’s strategy are:

Enhance and capitalize on the Audiovox brand name. The Company believes that the “Audiovox” brand name is one of its greatest strengths. During the past 38  years, the Company has invested to establish the Audiovox name as a well-known consumer brand for communications and electronics products.  The Company’s wireless handsets generally bear the Audiovox brand name or are co-branded with either a wireless carrier or brand name of our supplier.  To further benefit from the Audiovox name, the Company continues to introduce new products using its brand name and licenses its brand name for selected consumer products.

Expand wireless technology offerings to increase market opportunities.  The Company intends to continue to offer an array of technologically-advanced wireless products, including the planned introduction of wireless handsets with cameras and enhanced Internet capabilities.  The Company’s wide selection of wireless products will allow it to satisfy different carrier demands, both domestically and internationally.

Capitalize on niche market opportunities in the consumer electronics industry. The Company intends to continue to use its extensive distribution and supply networks to capitalize on niche market opportunities, such as navigation, mobile video, DVD’s and cruise controls,  in the consumer electronics industry. The Company believes that focusing on high-demand, high-growth niche products results in better profit margins and growth potential for its electronics business.

Continue to expand international presence.  During fiscal 2003,  the Company intends to continue to expand its international business, both in the Wireless and Electronics Groups,  as it plans to introduce new products compatible with international wireless technologies, such as GSM, CDMA and GPRS and expand the mobile video category.

Continue to outsource manufacturing to increase operating leverage.  One of the key components of the Company’s business strategy is outsourcing the manufacturing of its products. This allows the Company to deliver the latest technological advances without the fixed costs associated with manufacturing.

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

(c)           Financial Information About Industry Segments

The Company’s industry segments are the Wireless Group and the Electronics Group.  Net sales, income before provision for income taxes and total assets attributable to each segment for each of the last three years are set forth in Note 23 of the Company’s consolidated financial statements included herein.

(d)                                 Narrative Description of Business

Wireless

Wireless, which accounts for approximately 66% of the Company’s revenues, markets wireless handsets and accessories through domestic and international wireless carriers and their agents, independent distributors and retailers.

Wireless products and technology

Wireless sells an array of digital handsets, hand-held computing devices and accessories in a variety of technologies, principally CDMA.  In fiscal 2000, 2001 and 2002 digital products represented 78%, 89% and 96%, respectively, of Wireless’ total unit sales.  Wireless generally markets its wireless products under the Audiovox brand name or co-brands its products with its carrier customers, such as Verizon Wireless and Bell Distribution, Inc. or with the brand name of the supplier.

In addition to handsets, Wireless sells a complete line of accessories that includes batteries, hands-free kits, battery eliminators, cases and data cables.  In fiscal 2003, Wireless intends to continue to broaden its digital product offerings and introduce handsets with new features such as wireless handsets with cameras and enhanced Internet capabilities.

Wireless marketing and distribution

Wireless sells wireless products to wireless carriers and the carrier’s respective agents, distributors and retailers. In addition, a majority of its handsets are designed to meet carrier specifications.   In fiscal 2000, the five largest wireless customers were Verizon Wireless, AllTel Communications, MCI Worldcom, Brightpoint, Inc. and Canadian Mobility.  One of these customers accounted for 61.7% of Wireless’ net sales for fiscal 2000 and 50.5% of the 2000 consolidated net sales.  In fiscal 2001, the five largest wireless customers were Verizon Wireless, PrimeCo Personal Communications LP, Sprint Spectrum LP, Bell Distribution Inc. and Brightpoint, Inc.   One of these customers accounted for 44.8%  of Wireless’ net sales and 35.0% of consolidated net sales for fiscal 2001. In fiscal 2002, the five largest wireless customers were Verizon Wireless, Bell Distribution, Inc., Sprint Spectrum LP, Telus Mobility and AllTel Communications.  Three of these customers accounted for 36%, 11% and 10%, respectively, of Wireless’ net sales for fiscal 2002.  All of these customers represented 71%  of Wireless’ net sales and 47% of consolidated net sales during fiscal 2002.

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

Wireless operates approximately seven retail facilities under the name Quintex. In addition, Wireless licenses the trade name Quintex® to ten outlets in selected markets in the United States. Wireless also serves as an agent (in activating cell phone numbers) for the following carriers in selected areas: Tmobile, Nextel, Suncom, NTelos, AT & T Wireless, Verizon Wireless,  Sprint and Sprint Spectrum LP. For fiscal 2002, revenues from Quintex were 6.1% of total Wireless revenues and 4.1% of consolidated revenues.

Wireless’ policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Florida, New York, California , New Jersey, Canada and Netherlands and from leased facilities located in New York and California.

Wireless product development, warranty and customer service

Although Wireless does not have its own manufacturing facilities, it works closely with both customers and suppliers in feature design, development and testing of its products. In particular, Wireless:

•                                          with its wireless customers, determines future market feature requirements

•                                          works with its suppliers to develop products containing those features

•                                          participates in the design of the features and cosmetics of its wireless products

•                                          tests products in its own facilities to ensure compliance with Audiovox standards

•                                          supervises testing of the products in its carrier markets to ensure compliance with carrier specifications

Wireless’ Hauppauge facility is ISO-9001:1994 certified, which requires it to carefully monitor quality standards in all facets of its business.

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

Wireless suppliers

Wireless purchases its wireless products from several manufacturers located in Pacific Rim countries, including Japan, China, South Korea, Taiwan and Malaysia. In selecting its suppliers, Wireless considers quality, price, service, market conditions and reputation. Wireless generally purchases its products under short-term purchase orders and does not enter into long-term contracts with its suppliers. Wireless considers its relations with its suppliers to be good. Wireless believes that alternative sources of supply are currently available, although there could be a time lag and increased costs if it were to have an unplanned shift to a new supplier.  Approximately 56% of Wireless’ 2002 purchases were from Toshiba, a related party (see Related Party Transaction of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Wireless competition

The market for wireless handsets and accessories is highly competitive and is characterized by intense price competition, significant price erosion over the life of a product whose life cycle has continued to shorten, demand for value-added services, rapid technological development and industry consolidation of both customers and manufacturers. Currently, Wireless’ primary competitors for wireless handsets include Motorola, Nokia, Kyocera and Samsung.

Wireless also competes with numerous established and new manufacturers and distributors, some of whom sell the same or similar products directly to its customers. Historically, Wireless’ competitors have also included some of its own suppliers and customers. Many of Wireless’ competitors offer more extensive advertising and promotional programs than it does.

Wireless competes for sales to carriers, agents and distributors on the basis of its products and services and price. As its customers are requiring greater value-added logistic services, Wireless believes that competition will continually be required to support an infrastructure capable of providing these services. Wireless’ ability to continue to compete successfully will largely depend on its ability to perform these value-added services at a reasonable cost.

Wireless’ products compete primarily on the basis of value in terms of price, features and reliability. There have been, and will continue to be, several periods of extreme price competition in the wireless industry, particularly when one or more or its competitors has sought to sell off excess inventory by lowering its prices significantly or carriers canceling or modifying sales programs.

As a result of global competitive pressures, there have been significant consolidations in the domestic wireless industry including:

•                                          Cricket and Leap Wireless

•                                          Verizon Wireless: Bell Atlantic, AirTouch Communications, GTE Mobilnet, PrimeCo Personal Communications LP, Frontier, Ameritech and Vodafone

•                                          Cingular Wireless: SBC Communications and Bell South

•                                          VoiceStream: Expanded into major markets through acquisition of Omnipoint

•                                          Telus and Clearnet

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

Electronics products

The Company’s electronics products consist of two major categories, mobile electronics and consumer electronics.

Mobile electronics products include:

•                                          autosound products, such as radios, speakers, amplifiers, CD changers and satellite radios

•                                          mobile video products, including overhead and center console mobile entertainment systems, video cassette players and DVD players

•                                          automotive security and remote start systems

•                                          automotive power accessories

•                                          navigation systems

Consumer electronics include:

•                                          home and portable stereos

•                                          FRS two-way radios

•                                          LCD televisions

The Electronics Group markets its products under the Audiovox® brand name, as well as several other Audiovox-owned trade names that include Prestige®, Pursuit® and Rampage™ and Code Systems, Inc. Sales by the Company’s Malaysian, Venezuelan and American Radio subsidiaries fall under the Electronics Group. For the fiscal years ended November 30, 2000, 2001 and 2002, the Electronics

Group’s sales by product category were as follows:

	2000	2001	2002	Percent Change 2000/2002
		(millions)
	(As Restated)	(As Restated)
Mobile electronics	$134.6	$157.7	$229.3	70.4%
Sound	77.4	57.5	56.3	(27.3)
Consumer electronics	60.5	80.3	86.5	43.0
Other	3.9	2.2	0.6	(82.1)
Total	$276.4	$297.7	$372.7	34.9%

The increase in Electronic’s sales reflects new product introductions in the mobile and consumer electronics categories and a continuing trend in lower sound sales as automakers incorporate full-featured sound systems at the factory instead of as an aftermarket option.

In the future, the Electronics Group will continue to focus its efforts on new technologies to take advantage of market opportunities created by the digital convergence of data, communications, navigation and entertainment products.

Licensing

In the late 1990’s, the Company began to license its brand name for use on selected products, such as home and portable stereo systems.  Actual sales of licensed products are not included in the Company’s sales figures. However, licensed customers have reported sales of $43.6 million in licensed goods in 2002 compared to $24.0 million in 2001 for which the Company received license fees.  License sales promote the Audiovox brand name without adding any significant costs.  License fees are recognized on a per unit basis upon sale to the end-user and are recorded in other income.  License fees in 2002 approximated $922 compared to approximately $500 in 2001.

Electronics distribution and marketing

The Electronics Group sells its electronics products to:

•                                               mass merchants

•                                               chain stores

•                                               specialty retailers

•                                               distributors

•                                               new car dealers

•                                               the U.S. military

The Electronics Group also sells its products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Corporation, Daimler Chrysler, General Motors Corporation and Nissan. OEM projects represent a significant portion of the Electronics Group sales, accounting for approximately 14.0% of the Electronics Group’s sales in 2002 versus 17.1% in 2001. These projects require a close partnership with the customer as the Electronics Group develops products to their specific requirements. Three of the largest auto makers, General Motors, Daimler Chrysler and Ford require QS registration for all of their vendors. The Electronics Group’s Hauppauge facility is both QS 9000 and ISO 9001 registered.  In addition, Audiovox Electronics is Q1 rated for the Ford Motor Company.

In fiscal 2000, the Electronics Group’s five largest customers were Nissan, Wal-Mart, Target, Gulf States Toyota and Circuit City. They represented 21.3% of the Electronics Group’s net sales and 3.5% of consolidated net sales.  In fiscal 2001, the Electronics Group’s five largest customers were Wal-Mart, Target, Ford, KMart and Circuit City. They represented 27.0% of the Electronics Group’s net sales and 6.3% of consolidated net sales.  In fiscal 2002, the Electronics Group’s five largest customers were Circuit City, Target, Walmart, Sam’s Wholesale Club and Gulf States Toyota. They represented 25% of the Electronics Group’s net sales and 8% of the consolidated net sales.

As part of the Electronics Group’s sales process, the Electronics Group provides value-added management services including:

•                                          product design and development

•                                          engineering and testing

•                                          technical and sales support

•                                          electronic data interchange (EDI)

•                                          product repair services and warranty

•                                          nationwide installation network

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

Electronics product development, warranty and customer service

The Electronics Group works closely with its customers and suppliers in the design, development and testing of its products. For the Electronics Group’s OEM automobile customers, the Electronics Group performs extensive validation testing to ensure that its products meet the special environmental and electronic standards of the manufacturer. The Electronics Group also performs final assembly of products in its Hauppauge location. The Electronics Group’s product development cycle includes:

•                                          working with key customers and suppliers to identify consumer trends and potential demand

•                                          working with the suppliers to design and develop products to meet those demands

•                                          evaluating and testing the products in our own facilities to ensure compliance with our standards

•                                          performing software design and validation testing

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

Electronics competition

The Electronics Group’s business is highly competitive across all of its product lines and competes with a number of well-established companies that manufacture and sell similar products. The Electronics Group’s mobile electronics products compete against factory-supplied radios (including General Motors, Ford and Daimler Chrysler), security and mobile video systems . The Electronics Group’s mobile electronics products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Motorola and Pioneer. The Electronics Group’s consumer electronics product lines compete against major consumer electronic companies, such as JVC, Sony, Panasonic, Motorola, RCA and AIWA. Brand name, design, features and price are the major competitive factors across all of its product lines.

(e)                                  Financial Information About Foreign and Domestic Operations and Export Sales

The amounts of net sales and long-lived assets, attributable to each of the Company’s geographic segments for each of the last three fiscal years are set forth in Note 23 to the Company’s consolidated financial statements included herein.  During fiscal 2000, 2001 and 2002, the Company exported approximately $246, $215 and $233 million, respectively,  in product sales.

Trademarks

The Company markets products under several trademarks, including Audiovox®, Prestige®, Pursuit® and Rampage™ . The trademark Audiovox® is registered in approximately 67 countries. The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products.

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

The Company’s significant joint ventures are:

Venture	Percentage Ownership	Formation Date	Function

Audiovox Specialized Applications	50.0%	1997	Distribution of products for van, RV and other specialized vehicles.
Bliss-Tel Company, Ltd.	20.0%	1997	Distribution of wireless products and accessories in Thailand.

Employees

The Company employs approximately 1,000 people.  The Company’s headcount has been relatively stable for the past several years, but will change based upon economic conditions within the two groups. The Company considers its relations with its employees to be good. No employees are covered by collective bargaining agreements.

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

Name	Age	Current Position

John J. Shalam	69	President, Chief Executive Officer and Chairman of the Board of Directors

Philip Christopher	54	Executive Vice President and a Director

Charles M. Stoehr	56	Senior Vice President, Chief Financial Officer and a Director

Name	Age	Current Position

Patrick M. Lavelle	51	Senior Vice President and a Director

Ann M. Boutcher	52	Vice President, Marketing and a Director

Richard A. Maddia	44	Vice President, IS and a Director

Paul C. Kreuch, Jr.*	64	Director

Dennis F. McManus*	52	Director

Irving Halevy*	86	Director

*Member of the Audit and Compensation Committees

John J. Shalam has served as President, Chief Executive Officer and as Director of Audiovox or its predecessor since 1960.  Mr. Shalam also serves as President and a Director of most of Audiovox’s operating subsidiaries.  Mr. Shalam is on the Board of Directors of the Electronics Industry Association and is on the Executive Committee of the Consumer Electronics Association.

Philip Christopher, our Executive Vice President, has been with Audiovox since 1970 and has held his current position since 1983.  Before 1983, he served as Senior Vice President of Audiovox. Mr. Christopher is Chief Executive Officer of Audiovox’s wireless subsidiary, Audiovox Communications Corp.  From 1973 through 1987, he was a Director of our predecessor, Audiovox Corp.  Mr. Christopher serves on the Executive Committee of the Cellular Telephone Industry Association.

Charles M. Stoehr has been our Chief Financial Officer since 1979 and was elected Senior Vice President in 1990. Mr. Stoehr has been a Director of Audiovox since 1987.  From 1979 through 1990, he was a Vice President of Audiovox.

Patrick M. Lavelle has been a Vice President of the Company since 1980 and was appointed Senior Vice President in 1991. He was elected to the Board of Directors in 1993.  Mr. Lavelle is Chief Executive Officer and President of the Company’s subsidiary, Audiovox Electronics Corp.  Mr. Lavelle is also a member of the Board of Directors and Executive Committee of the Consumer Electronics Association and serves as Chairmen of its Mobile Electronics Division.

Ann M. Boutcher has been our Vice President of Marketing since 1984.  Ms. Boutcher’s responsibilities include the development and implementation of our advertising, sales promotion and public relations programs.  Ms. Boutcher was elected to the Board of Directors in 1995.

Richard A. Maddia has been our Vice President of Information Systems since 1992.  Prior thereto, Mr. Maddia was Assistant Vice President, MIS.  Mr. Maddia’s responsibilities include development and maintenance of information systems. Mr. Maddia was elected to the Board of Directors in 1996.

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

We May Not Be Able to Compete Successfully in the Highly Competitive Wireless Industry.

The market for wireless handsets and accessories is highly competitive and is characterized by:

•                                          intense price competition

•                                          shorter product life cycles

•                                          significant price erosion over the life of a product

•                                          industry consolidation

•                                          rapid technological development

•                                          the demand by wireless carriers for value-added services provided by their suppliers

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

Wireless carriers purchase from us, rather than directly from our suppliers, because, among other reasons, we provide added services valued by our customers.  In order to maintain our sales levels, we must continue to provide these value-added services at reasonable costs to our carrier-customers and suppliers, including:

•                                          product sourcing

•                                          product distribution

•                                          marketing

•                                          custom packaging

•                                          warranty support

•                                          programming wireless handsets

•                                          testing for carrier system acceptance

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

Our Success Depends on Our Ability to Keep Pace with Technological Advances in the Wireless Industry.

Rapid technological change and frequent new product introductions characterize the wireless product market.  Our success depends upon our ability to:

•                                          identify the new products necessary to meet the demands of the wireless marketplace and

•                                          locate suppliers who are able to manufacture those products on a timely and cost-effective basis.

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

We Could Lose Customers or Orders as a Result of Consolidation in the Wireless Telecommunications Carrier Industry.

As a result of global competitive pressures, there has been significant consolidation in the domestic wireless industry:

•                                          Cricket and Leap Wireless

•                                          Verizon Wireless: Bell Atlantic, AirTouch Communications, GTE Mobilnet, Prime Co Personal Communications LP, Frontier, Ameritech and Vodafone

•                                          Cingular Wireless: SBC Communications and Bell South

•                                          VoiceStream: Expanded into major markets through acquisition of Omnipoint

•                                          Telus and Clearnet

Future consolidations could cause us to lose business if any of the new consolidated entities do not perform as they expect to because of integration or other problems.  In addition, these consolidations will result in a smaller number of wireless carriers, leading to greater competition in the wireless handset market and may favor one or more of our competitors over us.  This could also lead to fluctuations in our quarterly results and carrying value of our inventory.  If any of these new entities orders less product from us or elects not to do business with us or changes current pricing in order to compete, it would have a material adverse effect on our business.  In fiscal 2002, the five largest wireless customers were Verizon Wireless, Bell Distribution, Inc., Sprint Spectrum LP, Telus Mobility and AllTel Communications.  Three customers each accounted for 36%, 11% and 10%, respectively, of Wireless’ net sales for fiscal 2002. All of these customers represented 71% of Wireless’ net sales and 47% of consolidated net sales during fiscal 2002.

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

We do not manufacture our products.  We do not have long-term contracts but have exclusive distribution arrangements with certain suppliers.  The suppliers can only sell their products through the Company for a given geographic or designated market area.   Most of our products are imported from suppliers under short-term purchase orders.  Accordingly, we can give no assurance that:

•                                          our supplier relationships will continue as presently in effect

•                                          our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us

•                                          we will be able to obtain adequate alternatives to our supply sources should they be interrupted

•                                          if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers

•                                          exclusive geographic or market area distribution agreements will be renewed

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

We Plan to Expand the International Marketing and Distribution of Our Products, Which Will Subject Us to Additional Business Risks.

As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so.  Conducting business outside of the United States subjects us to significant additional risks, including:

•                                          export and import restrictions, tax consequences and other trade barriers

•                                          currency fluctuations

•                                          greater difficulty in accounts receivable collections

•                                          economic and political instability

•                                          foreign exchange controls that prohibit payment in U.S. dollars

•                                          increased complexity and costs of managing and staffing international operations

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

Our Capital Resources May Not Be Sufficient to Meet Our Future Capital and Liquidity Requirements.

We believe that we currently have sufficient resources to fund our existing operations for the foreseeable future through our cash flows and borrowings under our credit facility.  However, we may need additional capital to operate our business if:

•                                          market conditions change

•                                          our business plans or assumptions change

•                                          we make significant acquisitions

•                                          we need to make significant increases in capital expenditures or working capital

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

Our credit facility contains restrictive covenants that:

•                                          require us to attain specified pre-tax income

•                                          limit our ability to incur additional debt

•                                          require us to achieve specific financial ratios

•                                          restrict our ability to make capital expenditures or acquisitions

If our business needs require us to take on additional debt, secure financing or make significant capital expenditures or acquisitions, and we are unable to comply with these restrictions, we would be forced to negotiate with our lenders to waive these covenants or amend the terms of our credit facility.  At May 31, 2001, November 30, 2001 and 2002, and the first quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants.  Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company’s fiscal year-end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company’s quarter end.  The Company received a waiver for the November 30, 2001 pre-tax income violation subsequent to its issuance of the November 30, 2001 financial statements. In addition, the Company received waivers for the May 31, 2001 and February 28, 2002 violations.

The Company has not received waivers for the November 30, 2002 violation of a particular pre-tax income covenant or delivery of audited financial statements 90 days after the Company’s fiscal year-end.  Accordingly, as of November 30, 2001 and 2002, the Company’s outstanding domestic obligations of $86,525 and 36,883, have been classified as current on the accompanying consolidated financial statements, respectively.  Management is in the process of requesting a waiver for the November 30, 2002 and February 28, 2003 violations.  While the Company was able to obtain waivers for such violations in 2001 and the first quarter ended February 28, 2002, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand.  Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in bank obligations outstanding at May 15, 2003 of $0.  This credit agreement has no cross covenants with the other credit facilities described below.

Achieving pre-tax income is significantly dependant upon the timing of customer acceptance of new technologies, customer demand and the ability of our vendors to supply sufficient quantities to fulfill anticipated customer demand, among other factors.

There Are Claims of Possible Health Risks from Wireless Handsets.

Claims have been made alleging a link between the non-thermal electromagnetic field emitted by wireless handsets and the development of cancer, including brain cancer.  The television program 20/20 on ABC reported that several of the handsets available on the market, when used in certain positions, emit radiation to the user’s brain in amounts higher than permitted by the Food and Drug Administration.  The scientific community is divided on whether there is any risk associated with the use of wireless handsets and, if so, the magnitude of the risk.  Unfavorable publicity, whether or not warranted, medical studies or findings or litigation could have a material adverse effect on our growth and financial results.

In the past, several plaintiffs’ groups have brought class actions against wireless handset manufacturers and distributors, including us, alleging that wireless handsets have caused cancer.   To date, none of these actions has been successful.  However, actions based on these or other claims may succeed in the future and have a material adverse effect on us.

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

Our Stock Price Could Fluctuate Significantly.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•                                          operating results being below market expectations

•                                          announcements of technological innovations or new products by us or our competitors

•                                          loss of a major customer or supplier

•                                          changes in, or our failure to meet, financial estimates by securities analysts

•                                          industry developments

•                                          economic and other external factors

•                                          period-to-period fluctuations in our financial results

•                                          financial crises in foreign countries

•                                          general downgrading of our industry sector by securities analysts

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

Our Securities Will Continue to be Listed on the Nasdaq National Market Pursuant to Exceptions.

Following the Company’s hearing with the Nasdaq related to its late filing of certain annual and quarterly forms with the SEC, the Company was notified that it must become timely in its filings and continue in the future to be timely to insure its continued listing on the Nasdaq National Market.

John J.  Shalam, Our President and Chief Executive Officer, Owns a Significant Portion of Our Common Stock and Can Exercise Control over Our Affairs.

Mr.  Shalam beneficially owns approximately 54% of the combined voting power of both classes of common stock.  This will allow him to elect our Board of Directors and, in general, to determine the outcome of any other matter submitted to the stockholders for approval.  Mr.  Shalam’s voting power may have the effect of delaying or preventing a change in control of Audiovox.

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

Item 3 - Legal Proceedings

The Company is currently, and has in the past been, a party to routine litigation incidental to its business.  From time to time, the Company receives notification of alleged violations of registered patent holders’ rights.   The Company has either been indemnified by its manufacturers in these matters, obtained the benefit of a patent license or has decided to vigorously defend such claims.  On November 6, 2002, Audiovox Electronics Corporation (“AEC”) was served with a summons and complaint in an action for patent infringement that was instituted by Nissho Iwai American Corporation against AEC in the United State District Court for the Southern District of New York.  The complaint seeks equitable relief and damages for alleged infringement of a patent.  AEC has meritorious defenses to this claim and has decided to vigorously defend this action.  However, the Company cannot be certain of the outcome of this matter.

Subsequent to November 30, 2002, the Company and Audiovox Communications Corp. (“ACC”), along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with FCC ordered emergency 911 call processing capabilities.   There are various procedural motions pending and no discovery has been conducted to date.  These lawsuits have been consolidated and transferred to the United States District Court for the Northern District of Illinois.  The Company and ACC intend to vigorously defend this matter.  However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

In July 2002, Audiovox Communications Corp. instituted suit against Northcoast Communications, LLC in the Supreme Court of the State of New York, County of Suffolk seeking recovery of the sum of $1,818 as the balance due it for cellular telephones sold and delivered.  In its answer Northcoast interposed counterclaims including fraud, negligent misrepresentation and breach of contract seeking damages in excess of $10,000.  The parties have recently served discovery demands and no depositions have been taken to date.  Based on discussions with management and review of Audiovox’s documents, Northcoast’s counterclaims appear to be without merit and interposed to avoid payment of the underlying indebtedness.

The Company is the subject of an administrative agency investigation involving alleged reimbursement of a fixed nominal amount of federal campaign contributions during the years 1995 through 1996.  The Company has fully cooperated with the investigation and believes that it has committed no wrongdoing.

The Company had previously reported that during 2001, ACC, along with other suppliers, manufacturers and distributors as well as wireless carriers of hand-held wireless telephones had been named as a defendant in five state court class action lawsuits (Pinney, Farina, Gilliam, Gimpelson and Naquin) alleging damages relating to risk of exposure to radio frequency radiation from the wireless telephones.  These lawsuits were removed to their respective federal district courts and thereafter consolidated and transferred to a federal Multi-District Litigation Panel before the United States District Court for the District of Maryland.  On March 5, 2003, Judge Catherine C. Blake of the United States District Court for the District of Maryland granted the defendants’ consolidated motion to dismiss these complaints.  Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit.  It is anticipated that the appeal will be heard in late 2003 or early 2004.

The Company does not expect the outcome of any pending litigation, separately and in the aggregate, to have a material adverse effect on its business, consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5 - Market for the Registrant’s Common Equity and Related Stockholder Matters

Summary of Stock Prices and Dividend Data

The Class A Common Stock of Audiovox are traded on the Nasdaq Stock Market under the symbol VOXX.  No dividends have been paid on the Company’s common stock.  The Company is restricted by agreements with its financial institutions from the payment of common stock dividends while certain loans are outstanding (see Liquidity and Capital Resources of Management’s Discussion and Analysis).  There are approximately 566 holders of record of our Class A Common Stock and four holders of Class B Convertible Common Stock.

Class A Common Stock

Fiscal Period	High	Low	Average Daily Trading Volume

2001
First Quarter	14.13	7.38	373,083
Second Quarter	12.13	7.28	162,019
Third Quarter	12.10	8.37	82,509
Fourth Quarter	9.39	5.90	105,022

2002
First Quarter	8.25	6.00	117,420
Second Quarter	8.93	6.50	82,356
Third Quarter	9.05	5.95	91,708
Fourth Quarter	11.53	6.30	71,940

Item 6 - Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statements of operations data for each of the five fiscal years in the period ended November 30, 2002, and the consolidated balance sheet data as of the end of each such fiscal year, are derived from our audited consolidated financial statements (in thousands except per share data).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Event” and Note 2, “Restatement of Consolidated Financial Statements”, and Note 26, “Unaudited Quarterly Financial Data - As Restated” of Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and restated unaudited quarterly data for fiscal quarters during the years ended November 30, 2000 and 2001 and the fiscal 2002 quarters ended February 28, 2002, May 31, 2002 and August 31, 2002, respectively.  The Company did not restate fiscal years ended November 30, 1998 and 1999 as any restatement amounts applicable to those years were not material and were recorded in 2000.

	Years Ended November 30,
	1998	1999	2000	2001	2002
			As Restated	As Restated
Consolidated Statement of Operations Data

Net sales (1)(2)	$606,108	$1,149,537	$1,670,291	$1,276,591	$1,100,382
Net income (loss) before extraordinary item and cumulative effect of a change in accounting for negative goodwill	2,972	27,246	25,303	(7,198)	(14,280)
Extraordinary item	—	—	2,189	—	—
Cumulative effect of a change in accounting for negative goodwill	—	—	—	—	240
Net income (loss)	2,972	27,246	27,492	(7,198)	(14,040)
Net income (loss) per common share before extraordinary item and cumulative effect:
Basic	0.16	1.43	1.19	(0.33)	(0.65)
Diluted	0.16	1.39	1.12	(0.33)	(0.65)
Net income (loss) per common share:
Basic	0.16	1.43	1.29	(0.33)	(0.64)
Diluted	0.16	1.39	1.22	(0.33)	(0.64)

Consolidated Balance Sheet Data

Total assets	$287,816	$486,220	$517,586	$544,497	$551,235
Working capital	160,609	272,081	305,369	284,166	292,687
Long-term obligations, less current installments	33,724	122,798	23,468	10,040	18,250
Stockholders’ equity	177,720	216,744	330,766	323,220	309,513

(1)                                  Effective March 1, 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”.  Upon adoption of this Issue, the Company reclassified its sales incentives offered to its customers from selling expenses to net sales.  For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

(2)                                  In fiscal 2001, the Company adopted the provisions of EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue.  The Company has reclassified such billed amounts, which were previously netted in cost of sales, to net sales.  Gross profit has remained unchanged by this adoption.  For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate,” “continues,” “could,” “potential,” “predict” and similar expressions may identify forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events, activities or developments. The Company’s actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:

•                                          growth trends in the wireless, automotive, mobile and consumer electronic businesses

•                                          technological and market developments in the wireless, automotive, mobile and consumer electronics businesses

•                                          liquidity

•                                          availability of key employees

•                                          expansion into international markets

•                                          the availability of new consumer electronic products

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about the Company including, among other things:

•                                          the ability to keep pace with technological advances

•                                          impact of future selling prices on Company profitability and inventory carrying value

•                                          significant competition in the wireless, automotive and consumer electronics businesses

•                                          quality and consumer acceptance of newly introduced products

•                                          the relationships with key suppliers

•                                            the relationships with key customers

•                                          possible increases in warranty expense

•                                          the loss of key employees

•                                          foreign currency risks

•                                          political instability

•                                          changes in U.S. federal, state and local and foreign laws

•                                          changes in regulations and tariffs

•                                          seasonality and cyclicality

•                                          inventory obsolescence and availability

•                                          consolidations in the wireless and retail industries, causing a decrease in the number of carriers and retail stores that carry our products

•                                          changes in global or local economic conditions

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

The net effect of all of the restatement adjustments is as follows:

	Fiscal 2000	Fiscal 2001	First Quarter 2002	Second Quarter 2002	Third Quarter 2002
			(Unaudited)	(Unaudited)	(Unaudited)
Increase (decrease) income/(increase) decrease (loss) before extraordinary item and cumulative effect of a change in accounting for negative goodwill	$263	$1,011	$(1,308)	$(782)	$751
Increase (decrease) net income/(increase) decrease net (loss)	263	1,011	(1,308)	(782)	751
Increase (decrease) net income/(increase) decrease net (loss) per common share - diluted	$0.01	$0.05	$(0.06)	$(0.03)	$0.04

The following table provides additional information regarding these restatement adjustments:

Effects of Restatement Adjustments on Net Income or Net Loss
(in thousands)

	Increase (Decrease) in Net Income for the Fiscal Year Ended November 30, 2000	(Increase) Decrease in Net Loss for the Fiscal Year Ended November 30, 2001	Increase (Decrease) in Net Income for the Nine Months Ended August 31, 2002
			Unaudited
Restatement adjustments:
Revenue recognition	$(779)	$779	—
Timing of revenue		(15)	$(103)
Litigation		(373)	427
Foreign currency translation	—	—	(1,491)
Inventory pricing	—	—	420
Sales incentives	1,884	910	847
Gain on the issuance of subsidiary shares	—	—	(1,556)
Operating expense reclassification to cost of sales (2)	—	—	—
Total adjustment to pre-tax income (loss)	1,105	1,301	(1,456)
(Provision for) recovery of income taxes	(842)	(310)	204
Minority interest (1)	—	20	(87)
Total effect on net income (loss)	$263	$1,011	$(1,339)

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

See Note 2, “Restatement of Consolidated Financial Statements”, of Notes to Consolidated Financial Statements for restatement adjustments to previously reported fiscal years 2000 and 2001 and Note 26, “Unaudited Quarterly Financial Data- As Restated”, of Notes to Consolidated Financial Statements for restatement adjustments to previously reported unaudited quarterly consolidated statements of operations data for the quarters ended February 28, 2001 through August 31, 2002 as a result of the restatements and reclassifications.

The following discussion addresses each of the restatement adjustments and the reclassification adjustment for the corrections of accounting errors.  Any references to quarterly amounts are unaudited.

Revenue recognition. The Company overstated net sales in each of the third and fourth quarters of fiscal 2000 for shipments of product that did not conform to the technical requirements of the customer (i.e., the goods were non-conforming).  The Company did not properly evaluate this shipment of non-conforming goods as required in accordance with Staff Accounting Bulletin No.  101 (SAB No.  101), “Revenue Recognition in Financial Statements”, which would preclude revenue recognition until the specific performance obligations have been met by the Company.   These product shipments resulted in the Company overstating net sales by $19,166 and gross profit by $779 for fiscal 2000.  During the first quarter of fiscal 2001, the Company recorded a sales return of this fiscal 2000 non-conforming product sale. The recording of this product return (sales reversal) resulted in the Company understating net sales by $19,166 and gross profit by $779 for fiscal 2001.

Timing of revenue.  During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, the Company (overstated) understated net sales by $(976), $857, $(4,601), $(7,757) and $10,472, respectively, as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers.  SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is, in this situation, when the product was delivered to the customer’s site).  Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer’s site.  During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, gross profit was overstated (understated) by $34, ($19), $99, $562 and ($535), respectively.  During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, operating expenses were overstated (understated) by $0, $0, $17, $136 and ($130), respectively.

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

During the second, third and fourth quarters of 2001 and the first, second and third quarters of 2002, the Company understated (overstated) operating expenses by $189, $302, $196, $78 and $276 and ($300), respectively as a result of inappropriately deferring costs related to an insurance claim.  The Company’s insurance company refused to defend the Company against a legal claim made against the Company.  The Company took legal action against the insurance company and was unsuccessful.  The Company was improperly capitalizing costs that were not probable of recovery.

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

Business Overview

The Company markets its products under the Audiovox brand name as well as private labels through a large and diverse distribution network both domestically and internationally.  The Company operates through two marketing groups: Wireless and Electronics. Wireless consists of Audiovox Communications Corp. (ACC), a 75%-owned subsidiary of Audiovox, and Quintex, which is a wholly-owned subsidiary of ACC.   ACC markets wireless handsets and accessories primarily on a wholesale basis to wireless carriers in the United States and carriers overseas.  Quintex is a small operation for the direct sale of handsets, accessories and wireless telephone service.  Quintex also receives residual fees and activation commissions from the carriers. Residuals are paid by the carriers based upon a percentage of usage of customers activated by Quintex for a period of time (1-5 years).  Quintex also sells a small volume of electronics products not related to wireless which are categorized as “other”.

The Electronics Group consists of three wholly-owned subsidiaries: Audiovox Electronics Corporation (AEC), American Radio Corp.  and Code Systems, Inc. (Code) and three majority-owned subsidiaries, Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A. The Electronics Group markets, both domestically and internationally, automotive sound and security systems, electronic car accessories, home and portable sound products, FRS radios, in-vehicle video systems, flat-screen televisions, DVD players and navigation systems.  Sales are made through an extensive distribution network of mass merchandisers and others.  In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis.  American Radio Corp. is also involved on a limited basis in the wireless marketplace.  Wireless related sales are categorized as “other”.

The Company allocates interest and certain shared expenses, including treasury, legal, human resources and information systems, to the marketing groups based upon both actual and estimated usage. General expenses and other income items that are not readily allocable are not included in the results of the two marketing groups.

From fiscal 1998 through 2002, several major events and trends have affected the Company’s results and financial conditions.

Wireless increased its handset sales from 3.3 million units in fiscal 1998 to an all-time high of  8.9 million units in fiscal 2000 as a result of the introduction of digital technology, reduced cost of service plans and expanded feature options which attracted more subscribers to the carriers systems. During 2001 through 2002, as a result of the change in technology from analog to digital,  the consolidation of our carrier customer base and increased price competition from our competitors, the Company’s overall wireless growth was impacted. Further during this period, the addition of several new competitors had an effect on the Company’s sales.  These factors resulted in a reduction of our net sales to 5.0 million units in 2002.  This overall trend in our wireless business from 1998 was impacted by:

•                  the introduction of digital technology, which has allowed carriers to significantly increase subscriber capacity

•                  reduced cost of service and expanded feature options

•                  consolidation of carrier customers

•                  price competition

•                  increased competition

In fiscal 2000, 2001 and 2002, the Company recorded inventory write-downs to market of $8,152, $20,650 and $13,823, respectively.  These write-downs were primarily due to increased pricing pressures, competition and changing technologies.  Wireless’ gross profit margins were negatively impacted by 0.6, 2.1 and 1.8 percentage points, respectively, as a result of these write-downs.  This trend of competition, price erosion, and changing technologies will continue to affect the overall wireless business segment.

In fiscal 2000, 2001 and 2002, Wireless recorded $8,265, $12,555 and $3,216, respectively, into income due to reversals of previously established sales incentive accruals.  Wireless’ gross profit margins were positively impacted by 0.6, 1.3 and 0.4 percentage points, respectively,  as a result of these reversals.  See further discussion in critical accounting policies.

Sales by the Electronics Group were $175.1 million in 1998 and $372.7 million in 2002.  During this period, the Company’s sales were impacted by the following items:

•                  the growth of our consumer electronic products business from $11.7 million in fiscal 1998 to $86.5 million in fiscal 2002 was a result of the introduction of new consumer goods

•                  the introduction of mobile video entertainment systems and other new technologies

•                  growth of OEM business

Both of the Company’s segments, Electronics and Wireless, are influenced by the introduction of new products and changes in technology (see Cautionary Factors That May Affect Future Results:  Our success depends on our ability to keep pace with technological advances in the wireless industry).

During fiscal 2002, the Company introduced several new products in our Electronics segment, which included an extended line of portable DVD products for the consumer market, new flat panel TV’s and satellite radios.  In our Wireless group, the technology has evolved to new 1X technology, color view screens for the phones, PDA’s with built-in wireless capabilities and certain 1X phones have the availability to utilize the new GPS locator systems.  As a result of the continuous introduction of new products, the Company must sell existing older models prior to new product introduction or the value of the inventory may be impacted (See Critical Accounting Policies - Inventory, MD&A Discussions).

Gross margins in the Company’s electronics business have decreased to 16.1% for fiscal 2002 from 20.5% in 1998 due, in part, to a change in the product mix, partially offset by higher margins in mobile video products, other new technologies and products and the growth of the international business.

In fiscal 2000, 2001 and 2002, Electronics recorded $0, $132 and $588, respectively, into income upon the expiration of unclaimed sales incentive accruals.  Electronics’ gross profit margins were positively impacted by 0.0, 0.1 and 0.2 percentage points, respectively,  as a result of this.

The Company’s total operating expenses have increased at a slower rate than sales since 1998.  Total operating expenses were $70.5 million in 1998 and $88.6 million in 2002. The Company has invested in management information systems and its operating facilities to increase its efficiency.

During the period 1998 to 2002, the Company’s financial position was improved by the 2.3 million share follow-on offering in which the Company received $96.6 million net proceeds and the sale of 25% of its previously 100%-owned subsidiary, ACC, to Toshiba for $27.2 million.

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer.  Any customer acceptance provisions are satisfied prior to revenue recognition.  There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of product from the Company’s customers.  The Company does accept returns of products, if properly requested, authorized, and approved by the Company.  The Company records an estimate of returns of products returned by its customers.  Management continuously monitors and tracks such product returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns.  The Electronic segment’s selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates.   The Wireless segment has sales agreements with certain customers that provide for a rebate of the selling price if the particular product is subsequently sold at a lower price.  The Wireless segment records an estimate of the rebate at the time of sale.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  The Company’s reserve for estimated credit losses at November 30, 2002 was $6,829.  While such credit losses have historically been within management’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past.  Since the Company’s accounts receivable is concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company’s accounts receivables and future operating results.

Sales Incentives

Both of the Company’s segments, Wireless and Electronics, offer sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds and (3) volume incentive rebates.  The Electronics segment also offers other trade allowances to its customers.  The terms of the sales incentives vary by customer and are offered from time to time.  Except for other trade allowances, all sales incentives require the customer to purchase the Company’s products during a specified period of time.  All sales incentives require the customer to claim the sales incentive within a certain time period.  Although all sales incentives require customers to claim the sales incentive within a certain time period (referred to as the “claim period”), the Wireless segment historically has settled sales incentives claimed after the claim period has expired if a customer demands payment.  The sales incentive liabilities are settled either by the customer claiming a deduction against an outstanding account receivable owed to the Company by the customer or by the customer requesting a check from the Company.  The Company is unable to demonstrate that an identifiable benefit of the sales incentives has been received as such, all costs associated with sales incentives are classified as a reduction of net sales.  The following is a summary of the various sales incentive programs offered by the Company and the related accounting policies:

Co-operative advertising allowances are offered to customers as reimbursement towards their costs for print or media advertising in which our product is featured on its own or in conjunction with other companies’ products (e.g., a weekly advertising circular by a mass merchant).  The amount offered is either based upon a fixed percentage of the Company’s sales revenue or is a fixed amount per unit sold to the customer during a specified time period.  Market development funds are offered to customers in connection with new product launches or entering into new markets.  Those new markets can be either new geographic areas or new customers.  The amount offered for new product launches is based upon a fixed percentage of the Company’s sales revenue to the customer or is a fixed amount per unit sold to the customer during a specified time period.  The Company accrues the cost of co-operative advertising allowances and market development funds at the later of when the customer purchases our products or when the sales incentive is offered to the customer.

Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time.  The amount offered is either based upon a fixed percentage of the Company’s sales revenue to the customer or is a fixed amount per unit sold to the customer.  Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased.  The customer’s achievement of the sales threshold and consequently the measurement of the total rebate for the Wireless segment cannot be reasonably estimated.  Accordingly, the Wireless segment recognizes a liability for the maximum potential amount of the rebate with the exception of certain volume incentive rebates that include very aggressive tiered levels of volume purchases, as the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund on a program by program basis are recognized.  The Electronics segment makes an estimate of the ultimate amount of the rebate their customers will earn based upon past history with the customer and other facts and circumstances.  The Electronics segment has the ability to estimate these volume incentive rebates, as there does not exist a relatively long period of time for a particular rebate to be claimed, the Electronics segment does have historical experience with these sales incentive programs and the Electronics segment does have a large volume of relatively homogenous transactions.  Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

With respect to the accounting for co-operative advertising allowances, market development funds and volume incentive rebates, there was no impact upon the adoption of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products)”, as the Company’s accounting policy prior to March 1, 2002 was consistent with its accounting policy after the adoption of EITF 01-9.

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

The accrual for earned but unclaimed sales incentives is reversed by Wireless only when management is able to conclude, based upon an individual judgment of each sales incentive, that it is remote that the customer will claim the sales incentive.  The methodology applied for determining the amount and timing of reversals for the Wireless segment is disciplined, consistent and rational.  The methodology is not systematic (formula based), as the Company makes an estimate as to when it is remote that the sales incentive will not be claimed.  Reversals by the Wireless segment of unclaimed sales incentives have historically occurred in varying periods up to 12 months after the recognition of the accrual.  In deciding on whether to reverse the sales incentive liability into income, the Company makes an assessment as to the likelihood of the customer ever claiming the funds after the claim period has expired and considers the specific facts and circumstances pertaining to the individual sales incentive.  The factors considered by management in making the decision to reverse accruals for unclaimed sales incentives include (i) past practices of the customer requesting payments after the expiration of the claim period; (ii) recent negotiations with the customer for new sales incentives; (iii) subsequent communications with the customer with regard to the status of the claim; and (iv) recent activity in the customer’s account.

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

The accrual for sales incentives at November 30, 2001 and 2002 was $8,474 and $12,151, respectively.  The Company’s sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements.  Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers of offered and accepted sales incentives, could have significant impact on the Company’s liability for sales incentives and the Company’s reported operating results.

Inventories

The Company values its inventory at the lower of the actual cost to purchase and/or the current estimated market value of the inventory less expected costs to sell the inventory.  The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from customers based upon the then current negotiations.  As demonstrated in recent years, demand for the Company’s products can fluctuate significantly.  A significant sudden increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand.  In addition, the Company’s industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  In such situations, the Company generally does not obtain price protection from its vendors, however, on occasion, the Company has received price protection which reduces the cost of inventory.  Since price protection reduces the cost of inventory, as the Company sells the inventory for which it has received price protection, the amount is reflected as a reduction to cost of sales.  There can be no assurances that the Company will be successful in negotiating such price protection from its vendors in the future.

The Company has, on occasion, performed upgrades on certain inventory on behalf of its vendors.   The reimbursements the Company receives to perform these upgrades are reflected as a reduction to the cost of inventory and is recognized as a reduction to cost of sales as the related inventory is sold. Additionally, the Company’s estimates of excess and obsolete inventory may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory.  In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination.  Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.  Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventory and its reported operating results.  During the year ended November 30, 2002, the Company recorded inventory write-downs to market of  $13,823 as a result of the recent reduction of selling prices primarily related to digital hand-held phones and other wireless products in anticipation and the introduction of new digital technologies as well as the overall decrease in demand for wireless products.  At November 30, 2002, Wireless had on hand 640,084 units of previously written-down inventory, which approximated $94,264.  It is reasonably possible that additional write-downs to market may be required in the future, given the continued emergence of new technologies.  (See Cautionary Factors That May Affect Future Results:  Our success depends on our ability to keep pace with technological advances in the wireless industry).

Warranties

The Company offers warranties of various lengths depending upon the specific product.  The Company’s standard warranties require the Company to repair or replace defective product returned to the Company by both end users and its customers during such warranty period at no cost to the end users or customers.  The Company records an estimate for warranty related costs based upon its actual historical return rates and repair costs at the time of sale, which are included in cost of sales. The estimated liability for future warranty expense amounted to $9,143 at November 30, 2002, which has been included in accrued expenses and other current liabilities.  While the Company’s warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that have been experienced in the past.  A significant increase in product return rates, or a significant increase in the costs to repair the Company’s products, could have a material adverse impact on its operating results for the period or periods in which such returns or additional costs materialize.

Income Taxes

The Company has accounted for, and currently accounts for, income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”.  This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether the Company will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards.  Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company has evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized.  Effective May 29, 2002, the Company’s ownership in the Wireless Group was decreased to 75% (see Note 3).  As such, the Company no longer files a consolidated U.S. Federal tax return.  As a result, the realizability of the Wireless Group’s deferred tax assets are assessed on a stand-alone basis.  The Company’s Wireless Group has incurred cumulative losses in recent years, and therefore based upon these cumulative losses and other material factors (including the Wireless Group’s inability to reasonably and accurately estimate future operating and taxable income based upon the volatility of their historical operations), the Company has determined that it is more likely than not that some of the benefits of the Wireless Group’s deferred tax assets and carryforwards will expire unused.  Accordingly, the Company has recorded an additional valuation allowance of $13,090 during fiscal year ended November 30, 2002 related to the Wireless Group’s deferred tax assets.

Furthermore, the Company provides tax reserves for Federal, state and international exposures relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing and is a subjective critical estimate.

Results of Operations

The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:

	Percentage of Net Sales Years Ended November 30,
	2000	2001	2002
	As Restated	As Restated
Net sales (a):
Wireless
Wireless products	81.4%	74.3%	63.7%
Activation commissions	1.7	2.1	2.2
Residual fees	0.1	0.2	0.2
Other	0.2	0.1	0.1
Total Wireless	83.4	76.7	66.1
Electronics
Mobile electronics	8.1	12.4	20.8
Sound	4.6	4.5	5.1
Consumer electronics	3.6	6.3	7.9
Other	0.2	0.1	0.1
Total Electronics	16.6	23.6	33.9
Total net sales	100.0	100.0	100.0
Cost of sales	(92.9)	(94.4)	(93.2)
Gross profit	7.1	5.6	6.8
Selling	(1.7)	(2.4)	(2.7)
General and administrative	(2.8)	(3.6)	(5.0)
Warehousing and technical support	(0.2)	(0.3)	(0.4)
Total operating expenses	(4.7)	(6.3)	(8.1)
Operating income (loss)	2.4	(0.7)	(1.3)
Interest and bank charges	(0.4)	(0.5)	(0.4)
Equity in income in equity investments	0.2	0.3	0.2
Gain on sale of investments	0.1	—	—
Gain on hedge of available-for-sale securities	0.1	—	—
Gain on issuance of subsidiary shares	—	—	1.3
Other, net	0.1	—	(0.4)
Income (loss) before provision for (recovery of) income taxes, minority interest, extraordinary item and cumulative effect	2.5	(0.9)	(0.6)
Provision for (recovery of) income taxes	0.9	(0.3)	1.2
Minority interest	(0.1)	0.1	0.4
Extraordinary item	0.1	—	—
Cumulative effect	—	—	—
Net income (loss)	1.6%	(0.6)%	(1.3)%

(a)                                  Effective March 1, 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”.  Upon adoption of this Issue, the Company reclassified its sales incentives offered to its customers from selling expenses to net sales.  Previously reported operating income (loss) has remained unchanged by this adoption.  For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

The net sales and percentage of net sales by product line and marketing group for the fiscal years ended November 30, 2000, 2001 and 2002 are reflected in the following table.  Certain reclassifications and recaptionings have been made to the data for periods prior to fiscal 2002 in order to conform to fiscal 2002 presentation.

	Fiscal Years Ended November 30,
	2000		2001		2002
	As Restated		As Restated
Net sales:

Wireless
Products	$1,359,366	81.4%	$948,921	74.3%	$700,658	63.7%
Activation commissions	28,983	1.7	26,879	2.1	24,393	2.2
Residual fees	1,852	0.1	2,396	0.2	2,187	0.2
Other	3,619	0.2	692	0.1	420	0.1
Total Wireless	1,393,820	83.4	978,888	76.7	727,658	66.1

Electronics
Mobile electronics	134,563	8.1	157,706	12.4	229,327	20.8
Sound	77,412	4.6	57,456	4.5	56,281	5.1
Consumer electronics	60,547	3.6	80,380	6.3	86,472	7.9
Other	3,949	0.2	2,160	0.1	644	0.1
Total Electronics	276,471	16.6	297,702	23.3	372,724	33.9
Total	$1,670,291	100.0%	$1,276,591	100.0%	$1,100,382	100.0%

Fiscal 2001 (As Restated) Compared to Fiscal 2002

Consolidated Results

Net sales for fiscal 2002 were $1,100,382, a 13.8% decrease from net sales of $1,276,591 in fiscal 2001.  Wireless Group sales were $727,658 in fiscal year 2002, a 25.7% decrease from sales of  $978,888 in fiscal 2001.  Unit sales of wireless handsets decreased 29.3% to approximately 4,950,000 units in fiscal 2002 from approximately 7,000,000 units in fiscal 2001.  However, the average selling price of the Company’s handsets increased to $136 per unit in fiscal 2002 from $127 per unit in fiscal 2001 as a result of new product introductions.  Wireless sales were impacted by late introductions of new products by its vendor, delays in acceptances testing by our customers and slower growth in the wireless industry.

Electronics Group sales were $372,724 in fiscal 2002, a 25.2% increase from sales of $297,702 in fiscal 2001.  This increase was largely due to increased sales in the mobile video and consumer electronics product lines as newer digital video products were offered to our customers.  Offsetting some of this increase were sound sales, which continue to decline given the change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line.  Sales by the Company’s international subsidiaries decreased 21.5% in fiscal 2002 to approximately $21,971 due to a 39.2% decrease in Venezuela due to political and economic instability and a 7.4% decrease in Malaysia as a result of lower OEM sales.  Sales were also impacted by increased sales incentives of $23,035, primarily in the Wireless Group.

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

Wireless Results

The following table sets forth for the fiscal years indicated certain statements of operations data for Wireless expressed as a percentage of net sales:

	2001		2002
	As Restated
Net sales:
Wireless products	$948,921	96.9%	$700,658	96.3%
Activation commissions	26,879	2.8	24,393	3.3
Residual fees	2,396	0.2	2,187	0.3
Other	692	0.1	420	0.1
Total net sales	978,888	100.0	727,658	100.0

Gross profit	21,980	2.2	14,291	2.0

Operating expenses
Selling	13,108	1.3	11,148	1.5
General and administrative	16,077	1.6	21,522	3.0
Warehousing and technical support	2,761	0.3	2,593	0.4
Total operating expenses	31,946	3.2	35,263	4.9

Operating loss	(9,966)	(1.0)	(20,972)	(2.9)
Other expense	(7,690)	(0.8)	(3,934)	(0.5)

Pre-tax loss	$(17,656)	(1.8)%	$(24,906)	(3.4)%

Wireless is composed of ACC and Quintex, both subsidiaries of the Company.

Net sales were $727,658 in fiscal 2002, a decrease of $251,230, or 25.7%, from fiscal 2001.  Unit sales of wireless handsets decreased by 2,050,000  units in fiscal 2002, or 29.3%, to approximately 4,950,000 units from 7,000,000 units in fiscal 2001.  This decrease was attributable to decreased sales of digital handsets due to delayed new product introductions, longer testing cycles required by our customers and overall lower demand for wireless products.  In addition, there was a $20,845 of a net increase in sales incentives expense compared to 2001 due to increased sales incentive programs and a reduction in the reversals for unclaimed sales incentives.  In connection with the introduction of the new 1X phones, one sales incentive program with a large customer resulted in an increase of $18,000 in sales incentives.  The reversals for unclaimed sales incentives decreased by $2,374 in fiscal 2002 compared to fiscal 2001 for Wireless due to more of the Company’s larger customers claiming earned sales incentives as compared to prior periods.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.  The average selling price of handsets, however, increased to $136 per unit in fiscal 2002 from $127 per unit in fiscal 2001.  This increase was due to higher selling prices of the newly-introduced 1X digital products.  Gross profit margins remained essentially unchanged at 2.0% vs. 2.2% in 2001 due to the sales of new, higher margin products and lower inventory write-downs, offset by increased sales incentive programs.  The Company expects due to market conditions, competition and customer concentration, it could experience increased sales incentives expense in the future.  Inventory write-downs were $20,650 in 2001 compared to $13,823 in 2002.   The write-downs recorded in 2002 were a result of the reduction of selling prices primarily related to older model, digital hand-held phones and other wireless products in anticipation of newer digital technologies.  At November 30, 2002, the Company had on hand approximately 640,084 units of previously written-down inventory which, after write-down, had an extended value of $94,264. The new technology that was introduced during the second quarter of 2002 was 1XXT and GPS phones.  In addition to inventory write-downs recorded in previous quarters, the Company determined the valuation of the older technology digital models on hand as of November 30, 2002 by reviewing open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from customers based upon current negotiations.  The Company plans to sell these items to its existing customers during the next year.  A majority of the units that were previously written-down in fiscal 2001 have been sold.  The remaining balance of inventory previously written-down in fiscal 2001 is not material and will be sold in the next fiscal year.  None of this inventory was scrapped.   The Company expects that, due to market conditions and customer consolidation, it could experience additional write-downs in the future.  Gross margins were favorably impacted by reimbursement from a vendor for software upgrades performed on inventory sold of $1,615 and $1,331 for fiscal 2001 and 2002, respectively. Without this reimbursement, gross margins would have been lower by 0.1% and 0.2% for fiscal 2001 and 2002, respectively.  The Company has received price protection of $4,550 and $32,643 for fiscal 2001 and 2002, respectively,  from a vendor for certain inventory, of which $4,550 and $27,683 was recorded as a reduction to cost of sales, as related inventory was sold.  The other $4,960 in price protection for 2002 has been reflected as a reduction to the remaining inventory cost.  Without this price protection, gross profit margins would have been lower by 0.5% and 4.5% for fiscal 2001 and 2002, respectively.  The Company has an agreement with its vendor for additional future price protection with respect to specific inventory items, if needed.

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

Management believes that the wireless industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future as new competitors enter the marketplace.  This pressure from increased competition is further enhanced by the consolidation of many of Wireless’ customers into a smaller group, dominated by only a few, large customers.  Also, timely delivery and carrier acceptance of new product could affect our quarterly performance.  These new products require extensive testing and software development which could delay entry into the market and affect our sales in the future.  In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market.

Electronics Results

The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:

	2001		2002
	As Restated

Net sales:
Mobile electronics	$157,706	53.0%	$229,327	61.5%
Sound	57,456	19.3	56,281	15.1
Consumer electronics	80,380	27.0	86,472	23.2
Other	2,160	0.7	644	0.2
Total net sales	297,702	100.0	372,724	100.0

Gross profit	49,088	16.5	60,037	16.1

Operating expenses
Selling	14,449	4.9	15,944	4.3
General and administrative	19,547	6.6	23,300	6.2
Warehousing and technical support	1,134	0.3	1,137	0.3
Total operating expenses	35,130	11.8	40,381	10.8

Operating income	13,958	4.7	19,656	5.3
Other expense	(178)	(0.1)	(1,927)	(0.5)

Pre-tax income	$13,780	4.6%	$17,729	4.8%

Net sales were $372,724 in fiscal 2002, a 25.2% increase from net sales of $297,702 in fiscal 2001.  Mobile and consumer electronics’ sales increased over last year, partially offset by a decrease in Sound and other.  Mobile electronics increased $71,621 (45.4%) during 2002 from 2001.  Sales of Mobile Video within the Mobile Electronics category increased over 59% in fiscal 2002 from fiscal 2001 as a result of the introduction of new video digital product, satellite radio and navigation products.  Consumer Electronics increased $6,092 (7.6%) to $86,472 in fiscal 2002 from $80,380 in fiscal 2001, primarily in sales of video-in-a-bag and portable DVD players.  These increases were partially offset by a decrease in the sound category, particularly AV and Prestige audio lines.  Given change in the marketplace, fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line.  There was also an increase in sales incentives of $2,190 due to an increase in sales as compared to the prior year in the consumer goods category, which requires more promotion support.  As many sales incentive programs are based on a percentage of sales, the increase in sales resulted in an increase in sales incentives.  Net sales in the Company’s Malaysian subsidiary decreased from last year by approximately $933 (7.4%) primarily from lower OEM business.  The Company’s Venezuelan subsidiary experienced a decrease of $5,823 (39.2%) in sales from last year, primarily from lower OEM business and the impact of economic and political instability in the country.

Gross profit margins decreased to 16.1% in fiscal 2002 from 16.5% in fiscal 2001 despite an increase in sales.  The gross margin decreased in Sound, partially offset by an increase in Mobile Electronics and international operations.   Also affecting margins was the integration of Code Systems into the Electronics Group (see Note 6).  During 2002, the Company was in the process of converting Code from their own domestic manufacturing to having products produced by overseas vendors.  As a result, Code’s gross margins were significantly lower than other product lines in the Electronics Group.  Lower margins from Code were partially offset by higher margins in new models of consumer and mobile electronics.  This integration of Code has been completed.

Operating expenses increased $5,251 in fiscal 2002, a 14.9% increase from operating expenses in fiscal 2001.  As a percentage of net sales, operating expenses decreased to 10.8% during fiscal 2002 compared to 11.8% in fiscal 2001.  Selling expenses increased $1,495 during fiscal 2002, primarily in commissions of $911 due to increased commissionable sales in the video and consumer goods product categories, which has a different commission rate structure and grew faster than other product groups, salaries of $598 primarily due to Code, a new company, newly hired international salesmen and travel and entertainment of $144 due to increased travel to support increased business both in the Segment’s core business and its two subsidiaries, American Radio and Code.  These increases were partially offset by decreases of $262 in advertising and trade shows.  General and administrative expenses increased $3,753 from fiscal 2001, mostly in salaries of $1,713 primarily due to Code, increased bonuses due to sales increases and increased head count, travel and entertainment of $234 due to additional business and acquisitions, office expenses of $122 due to increased use of employment agencies, for additional staff to support sales growth, equipment repair of $101 due to increased maintenance of office equipment, insurance expense of $378 due to higher premiums on general liability and Ocean Cargo as shipments and sales have increased, professional fees of $589 due to litigation expenses related to royalties and other matters and increased use of consulting services related to a new customer’s navigation system, occupancy costs of $260 due to relocation of the display department to another separate facility, bad debt expense of $311 due to non-payment by an international customer, which is not indicative of a trend, and depreciation and amortization of $163 due to general expansion of the facilities to support the growing operations.  These increases were partially offset by decreases in equipment rentals of $111 due to the elimination of certain office machines. Warehousing and technical support expenses remained essentially unchanged at $1,137 in fiscal 2002 from fiscal 2001 compared to $1,134 in fiscal 2002.  Pre-tax income for fiscal 2002 was $17,729, compared to $13,780 for fiscal 2001.

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

Provision for Income Taxes

The effective tax rate for 2001 was a (benefit) of (31.6%) as compared to the effective tax rate for 2002 which was an expense of 202.0%.  The increase in the effective tax rate is principally due to the increase in valuation allowance, relating to various deferred tax assets.  Effective May 29, 2002, the Company’s ownership in the Wireless Group was decreased to 75% (see Note 3).  As such, the Company now files two consolidated U.S. Federal tax returns, one for the Wireless Group and one for the Electronics Group.  As a result, the realizability of the Wireless Group’s deferred tax assets are assessed on a stand-alone basis.  The Company’s Wireless Group has incurred cumulative losses in recent years and therefore based upon these cumulative losses and other material factors (including the Wireless Group’s inability to reasonably and accurately estimate future operating and taxable income based upon the volatility of their historical operations), the Company has determined that it is more likely than not that some of the benefits of the Wireless Group’s deferred tax assets and carryforwards will expire unused, accordingly, the Company has recorded an additional valuation allowance of $13,090 during fiscal year ended November 30, 2002 related to the Wireless Group’s deferred tax assets. The increase in the valuation allowance relates principally to the deferred tax assets of the Wireless segment, which has recorded cumulative losses in recent years, and to certain state net operating losses which the Company has determined are more likely than not to expire unused.

Fiscal 2000 (As Restated) Compared to Fiscal 2001 (As Restated)

Consolidated Results

Net sales for fiscal 2001 were $1,276,591, a 23.6% decrease from net sales of $1,670,291 in fiscal 2000.  Wireless Group sales were $978,888 in fiscal year 2001, a 29.8% decrease from sales of $1,393,820 in fiscal 2000.  Unit sales of wireless handsets decreased 21.4% to approximately 7,000,000 units in fiscal 2001 from approximately 8,909,000 units in fiscal 2000.  The average selling price of the Company’s handsets decreased to $127 per unit in fiscal 2001 from $150 per unit in fiscal 2000 due to the introduction of newer digital models and the change of technology from analog to digital.

Electronics Group sales were $297,702 in fiscal 2001, an 7.7% increase from sales of $276,471 in fiscal 2000.  This increase was largely due to increased sales in the mobile video and consumer electronics product lines.  Offsetting some of this increase were sound sales, which continue to decline given the change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory, rather than being sold in the aftermarket.  This declining trend in sound is expected to continue except in the satellite radio product line.  Sales by the Company’s international subsidiaries increased 6.2% in fiscal 2001 to approximately $28.0 million, primarily due to a 41.7% increase in Venezuela due to increasing OEM sales, partially offset by a 17.8% decrease in Malaysia from declining OEM sales.  Sales were impacted by decreased sales incentives of $4,288, primarily in the Wireless Group.  Without this decrease in sales incentives, sales would have decreased 23.3% in 2001 from 2000.

Gross profit margin for fiscal 2001 was 5.6%, compared to 7.1% in fiscal 2000.  This decline in profit margin resulted primarily from $20,650 of inventory write-downs to market and margin reductions in Wireless attributable to increased sales of digital products, which have lower margins offset by the reimbursement of $4,550 received from a manufacturer for software upgrades.  A portion of the write-down of $13,500 was related to the analog write-down which was recorded in the second quarter.  A majority of the analog product was sold to customers in Latin America at a price higher than the write-down and had a favorable impact on the Wireless Group’s gross profit for the third quarter.  This improved reported third quarter consolidated margins of 10.8% by 0.6% from 10.2% and 0.8% for the Wireless segment which reported margins 5.9% as compared to 5.1% without the recovery.  Due to specific technical requirements of individual carrier customers, carriers place large purchase commitments for digital handsets with Wireless, which results in a lower selling price which then lowers gross margins.  Consolidated gross margins were also favorably impacted by decreased sales incentives, principally in the Wireless Group, as there were fewer incentive programs.

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

Wireless Results

The following table sets forth for the fiscal years indicated certain statements of operations data for Wireless expressed as a percentage of net sales:

	2000		2001
	As Restated		As Restated
Net sales:
Wireless products	$1,359,366	97.5%	$948,921	96.9%
Activation commissions	28,983	2.1	26,879	2.8
Residual fees	1,852	0.1	2,396	0.2
Other	3,619	0.3	692	0.1
Total net sales	1,393,820	100.0	978,888	100.0

Gross profit	69,365	5.0	21,980	2.2

Operating expenses
Selling	13,609	1.0	13,108	1.3
General and administrative	15,183	1.1	16,077	1.6
Warehousing and technical support	2,691	0.2	2,761	0.3
Total operating expenses	31,483	2.3	31,946	3.2

Operating income (loss)	37,882	2.7	(9,966)	(1.0)
Other expense	(7,663)	(0.5)	(7,690)	(0.8)

Pre-tax income (loss)	$30,219	2.2%	$(17,656)	(1.8)%

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

Management believes that the wireless industry is extremely competitive and that this competition could affect gross margins and the carrying value of inventories in the future as new competitors enter the marketplace.  This pressure from increased competition is further enhanced by the consolidation of many of Wireless’ customers into a smaller group, dominated by only a few, large customers.  Also, timely delivery and carrier acceptance of new product could affect our quarterly performance.  Our suppliers have to continually add new products in order for Wireless to improve its margins and gain market share.  These new products require extensive testing and software development which could delay entry into the market and affect our sales in the future.  (See Business Overview, page 37.)  In addition, given the anticipated emergence of new technologies in the wireless industry, the Company will need to sell existing inventory quantities of current technologies to avoid further write-downs to market.

Electronics Results

The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:

	2000		2001
	As Restated		As Restated

Net sales:
Mobile electronics	$134,563	48.7%	$157,706	53.0%
Sound	77,412	28.0	57,456	19.3
Consumer electronics	60,547	21.9	80,380	27.0
Other	3,949	1.4	2,160	0.7
Total net sales	276,471	100.0	297,702	100.0

Gross profit	49,960	18.1	49,088	16.5

Operating expenses
Selling	13,114	4.8	14,449	4.9
General and administrative	17,618	6.4	19,547	6.6
Warehousing and technical support	639	0.2	1,134	0.3
Total operating expenses	31,371	11.4	35,130	11.8

Operating income	18,589	6.7	13,958	4.7
Other expense	(1,937)	(0.7)	(178)	(0.1)

Pre-tax income	$16,652	6.0%	$13,780	4.6%

Net sales were $297,702 in fiscal 2001, an 7.7% increase from net sales of $276,471 in fiscal 2000, net of reversals of $1,814 and $1,083 for sales incentive programs in 2001 and 2000, respectively.  Mobile and consumer electronics’ sales increased over last year, partially offset by a decrease in sound.  Mobile electronics increased $23,143 (17.2%) during 2001 from 2000.  Sales of mobile video within the mobile electronics category increased over 27% in fiscal 2001 from fiscal 2000.  Consumer electronics increased 32.8% to $80,380 in fiscal 2001 from $60,547 in fiscal 2000.  These increases were due to the introduction of new product lines in both categories.  These increases were partially offset by a decrease in the sound category, particularly SPS, AV, private label and Prestige audio lines.  Given the change in the marketplace, fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line.  There was also an increase in sales incentives of $1,562 primarily due to the increase in mobile video sales.

Gross profit margins decreased to 16.5% in fiscal 2001 from 18.1% in fiscal 2000, primarily in Prestige Audio and international operations, partially offset by a decrease in AV, Private Label and Security.  During fiscal 2001, there was a decrease in sales incentive expense of $1,814, due to changes in the estimated amount due under accrued sales incentive programs.

Operating expenses increased by $3,759 in fiscal 2001, a 12.0% increase from operating expenses of $31,371 in fiscal 2000.  As a percentage of net sales, operating expenses increased to 11.8% during fiscal 2001 compared to 11.3% in fiscal 2000.  Selling expenses increased $1,335 during fiscal 2001, primarily in commissions and advertising.  Commissions increased by approximately $1,266 from fiscal 2000 to fiscal 2001. The increase in commissions was not consistent with the increase in sales due to a change in the mix of consumer goods and mobile video products sold which have varying commission rates.  Advertising and trade show expense increased by approximately $581 from fiscal 2000 to fiscal 2001 as more products were sold in the consumer and mobile electronics category which require more advertising to create a demand among end users.  These new products include mobile video, portable DVD’s, navigation systems and mobile security products.  These increases were partially offset by a decrease in salesmen salaries of $578 due to the restructuring of salesmen’s base salaries and the downsizing of some sales offices.  General and administrative expenses increased $1,929 from fiscal 2000, mostly in office salaries, insurance, bad debt, depreciation and amortization.   Office salaries increased approximately $450 from fiscal 2000 to fiscal 2001 primarily due to additional employees hired to support the growth of the Electronics business.  Insurance expense increased approximately $248 due to an increase in insurance rates, primarily in ocean cargo and general liability.  Depreciation and amortization expense increased approximately $123 from fiscal 2000 to fiscal 2001 as a result of a full year of depreciation on fixed asset additions incurred in the prior year.  Bad debt expense increased by approximately $333 from fiscal 2000 to fiscal 2001 due to two specific bad debts that occurred in fiscal 2001 that did not occur in fiscal 2000.  The Company does not expect the increase to continue given that these were two specific customers, with which the Company no longer does business.  Other increases were in professional fees of $105 due to legal expenses and increased corporate allocation of $1,093 for additional support for the growing business.  These increases were partially offset by a decrease in temporary help of $303, as new employees were hired to support the growing business.  Warehousing and technical support expenses increased $495 in fiscal 2001 from fiscal 2000, primarily due to direct labor.  Direct labor expense increased by approximately $560 as a result of increased sales.  This was partially offset by a decrease of $62 in engineering department travel.  Pre-tax income for fiscal 2001 was $13,780, a decrease of $2,872 from fiscal 2000.

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

The Company’s Board of Directors approved the repurchase of 1,563,000 shares of the Company’s Class A common stock in the open market under a share repurchase program (the Program).  As of November 30, 2001 and 2002, 909,537 and 1,072,737 shares, respectively, were repurchased under the Program at an average price of $8.12 and $7.93 per share, respectively, for an aggregate amount of $7,386 and $8,511, respectively.

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

The Company’s principal source of liquidity is its revolving credit agreement which expires July 27, 2004 and cash flows from operations.  Subsequent to year-end, the Company requested a reduction of available credit from $250,000 to $200,000.  This is a result of excess bank availability being reduced to limit paid fees on unused portions of bank availability.  The credit agreement was amended on March 13, 2003 and provides for $200,000 of available credit, including $15,000 for foreign currency borrowings. The continued availability of this financing is dependent upon the Company’s operating results and borrowing base which would be negatively impacted by a decrease in demand for the Company’s products.

Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit.  The obligations of the Company under the credit agreement are guaranteed by certain of the Company’s subsidiaries and is secured by accounts receivable and inventory.  As of November 30, 2002, availability under this line of credit is subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory.  At November 30, 2002, the amount of unused available credit is $102,491.  The credit agreement also allows for commitments up to $50,000 in forward exchange contracts.  In addition, the Company guarantees the borrowings of one of its equity investees at a maximum of $300.

The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

At May 31, 2001, November 30, 2001 and 2002, and the first quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants.  Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company’s fiscal year-end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company’s quarter end.  The Company received a waiver for the November 30, 2001 pre-tax income violation subsequent to its issuance of the November 30, 2001 financial statements. In addition, the Company received waivers for the May 31, 2001 and February 28, 2002 violations.

The Company has not received waivers for the November 30, 2002 violation of a particular pre-tax income covenant or delivery of audited financial statements 90 days after the Company’s fiscal year-end.  Accordingly, as of November 30, 2001 and 2002, the Company’s outstanding domestic obligations of $86,525 and 36,883, have been classified as current on the accompanying consolidated financial statements, respectively.  Management is in the process of requesting a waiver for the November 30, 2002 and February 28, 2003 violations.  While the Company was able to obtain waivers for such violations in 2001 and the first quarter ended February 28, 2002, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand.  Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in bank obligations outstanding at May 15, 2003 of $0.  This credit agreement has no cross covenants with the other credit facilities described below.

The Company also has revolving credit facilities in Malaysia to finance additional working capital needs.  As of November 30, 2002, the available line of credit for direct borrowing, letters of credit, bankers’ acceptances and other forms of credit approximately $5,000.  The Malaysian credit facilities are partially secured by the Company under three standby letters of credit of $1,300, $800 and $800 and are payable on demand or upon expiration of the standby letters of credit which expire on December 31, 2002, August 31, 2003 and August 31, 2003, respectively.   The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd.

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

The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At November 30, 2002, such obligations and commitments are as follows:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Capital lease obligations	$14,206	$554	$1,666	$1,157	$10,829
Operating leases	6,680	1,983	2,359	1,449	889
Total contractual cash obligations	$20,886	$2,537	$4,025	$2,606	$11,718

	Amount of Commitment Expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Lines of credit	$40,248	$40,248	—	—	—
Standby letters of credit	3,740	3,740	—	—	—
Guarantees	300	300	—	—	—
Commercial letters of credit	8,129	8,129	—	—	—
Total commercial commitments	$52,417	$52,417	—	—	—

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

Transactions with Toshiba

On March 31, 1999, Toshiba purchased 5% of the Company’s subsidiary, ACC, a supplier of wireless products for $5,000 in cash.  The Company then owned 95% of ACC; prior to the transaction ACC was a wholly-owned subsidiary.  In February 2001, the Board of Directors of ACC, declared a dividend payable to its shareholders, Audiovox Corporation, a then 95% shareholder, and Toshiba, a then 5% shareholder.  ACC paid Toshiba its share of the dividend, which approximated $1,034 in the first quarter of 2001.  The dividend equaled 5.0% of ACC’s prior year net income.  There were no dividends declared during 2002, due to the net loss of ACC during 2001.  During the second quarter of 2002, Toshiba purchased an additional 20% of ACC.  Under the terms of the transaction, Toshiba acquired, in exchange for $23,900 cash,  the additional shares of ACC.  In addition, Toshiba paid $8,100 in exchange for an $8,100 convertible subordinated note (the Note) due from ACC.  The Note bears interest at a per annum rate equal to 1¾% and interest is payable annually on May 31st of each year, commencing May 31, 2003.  The unpaid principal amount shall be due and payable, together with all unpaid interest on May 31, 2007 which will automatically renew for an additional five years.  In accordance with the provisions of the Note, Toshiba may, at any time, convert the balance of the Note into additional shares of ACC in order to maintain a 25% maximum interest in ACC.   The cost per share of the note is equal to the per share cost for the $23,900 cash payment of 20% of ACC’s shares.  In connection with the transaction, ACC and Toshiba entered into a distribution agreement whereby ACC will be Toshiba’s exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico and all countries in the Caribbean and Central and South America through May 29, 2007.  The distribution agreement established certain annual minimum purchase targets for ACC’s purchase of Toshiba products for each fiscal year during the entire term of the agreement.  In the event that ACC fails to meet the minimum purchase target, Toshiba shall have the right to convert ACC’s exclusive distributorship to a non-exclusive distributorship for the remaining term of the agreement.  Also, in accordance with the terms of the stockholders agreement, upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement, Toshiba maintains a put right and Audiovox Corp. a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Pursuant to the agreement, the put right is only exercisable if ACC terminates the distribution agreement or if another strategic investor acquires a direct or indirect equity ownership interest in excess of 20% in the Company. The call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five (5) year term.

Additionally in connection with the transaction, ACC entered into an employment agreement with the President and Chief Executive Officer (the Executive) of ACC through May 29, 2007.  Under the agreement, ACC is required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC’s annual earnings before income taxes.  Audiovox Corp., under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the Executive, to be allocated by the Executive.  The bonus was for services previously rendered in connection with the Toshiba purchase of additional shares of ACC, and, accordingly, the bonus has been included in general and administrative expenses in the accompanying statements of operations for the year ended November 30, 2002.  The Executive was required to utilize all or a portion of the bonus allocated to him to repay the remaining outstanding principal and accrued interest owed by the Executive to the Company pursuant to the unsecured promissory note in favor of Audiovox Corp.  During the year ended November 30, 2002, the Executive was paid $1,800 less the amount outstanding under the promissory note of $651.

As a result of the issuance of ACC’s shares, the Company recognized a gain, net of expenses of $1,735, of $14,269 ($8,847 after provision for deferred taxes).  The gain on the issuance of the subsidiary’s shares has been recognized in the accompanying consolidated statements of operations.

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

At November 30, 2002, the Company had on hand 504,020 units in the amount of $91,226, which were purchased from Toshiba and have been recorded in inventory and accounts payable on the accompanying consolidated balance sheet.  Of this accounts payable, $56,417 was subject to an arrangement with Toshiba, which provides for, among other things, extended payment terms.  This arrangement has since been modified in an effort to enhance the Company’s relationship with Toshiba.  The payment terms are such that the payable is non-interest bearing.  The remaining 34,809 of the $91,226 accounts payable is payable in accordance with the terms established in the distribution agreement, which is 30 days.  Subsequent to November 30, 2002, the Company paid this amount in full.  Under the above arrangement, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from Toshiba.  The Company will record such price protection, if necessary, at the time of the sale of the units.   The Company had no other amounts outstanding to Toshiba at November 30, 2002.

Impact of Inflation and Currency Fluctuation

Inflation has not had a significant impact on the Company’s financial position or operating results other than the effect of our 80%-owned Venezuelan subsidiary ceasing to be considered a highly-inflationary economy in fiscal 2002. To the extent that the Company expands its operations into Latin America and the Pacific Rim, the effects of inflation and currency fluctuations in those areas could have growing significance to its  financial condition and results of operations. Fluctuations in the foreign exchange rates in Pacific Rim countries have not had a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

While the prices that the Company pays for the products purchased from its suppliers are principally denominated in United States dollars, price negotiations depend in part on the relationship between the foreign currency of the foreign manufacturers and the United States dollar. This relationship is dependent upon, among other things, market, trade and political factors.

Inflation-related accounting adjustments of $333 were made for the fiscal year ended November 30, 2001, related to the Company’s operations in Venezuela.  Inflation-related accounting adjustments of $1,712 were made for the fiscal year ended November 30, 2002 related to the Company’s operations in Venezuela.  This increase is a result of Venezuela no longer being deemed a hyper-inflationary economy as of the first quarter of fiscal 2002.  On January 22, 2003, and as a result of the National Civil Strike, the Venezuelan government suspended trading of the Venezuelan Bolivar and set the currency at a stated government rate.  Accordingly, until further guidance is issued, the Company’s 80% owned Venezuelan subsidiary will translate its financial statements utilizing the stated government rate.

Seasonality

The Company typically experiences some seasonality in its operations. The Company generally experiences a substantial amount of its sales during September, October and November. December is also a key month for the Company due to increased demand for its products during the holiday season. This increase results from increased promotional and advertising activities from the Company’s customers to end-users.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the impairment of Long-Live Assets to be Disposed Of”.

The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001.  As a result of adopting the provisions of SFAS No. 141 and 142, the Company did not record amortization expense relating to its goodwill during the fiscal year ended November 30, 2002, which approximated $9,616.  The Company was not required under SFAS No. 142 to assess the useful life and residual value of its goodwill as the Company’s goodwill is equity method goodwill and, as such, will continue to be evaluated for impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (Statement 143).  Statement 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred.  The Company does not expect the adoption of Statement 143 to have a significant effect on its results of operations or its financial position.

In October 2001, the FASB issued SFAS  No. 144, “Accounting for the Impairment of Long-Lived Assets” (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, while retaining the fundamental recognition and measurement provisions of that statement.  Statement No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of.  However, Statement No. 144 requires that management consider revising the depreciable life of such long-lived asset.  With respect to long-lived assets to be disposed of by sale, Statement No. 144 retains the provisions of Statement No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur.  Statement No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001 and will thus be adopted by the Company on December 1, 2002.  The Company has determined that the effect of the adoption of Statement No. 144 did not have a material effect on the Company’s consolidated financial statements.

SFAS 145 “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections”.  This Statement updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement will have no material effect on the Company’s financial statements.

Effective March 1, 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”, which codified and reconciled the following EITF Issues: Issue No. 00-14, “Accounting for Certain Sales Incentive”, Issue No. 00-22,

“Accounting for Points and Certain Other Time-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. Issue No. 00-14 addressed when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements.  Upon adoption of this Issue, the Company reclassified its sales incentives which take the form of  (co-operative advertising allowances, market development funds, volume incentive rebates and other trade allowances) against net sales which were previously recorded in selling expenses.  Operating income has remained unchanged by this adoption.  These reclassifications have been reported in the accompanying consolidated statements of operations retroactively for all periods reported.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation”.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS No. 148 will be effective for all financial statements for fiscal years ending after December 15, 2002.  The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002.  The Company expects to adopt the disclosure portion of this statement for the fiscal quarter ending May 31, 2003.  The application of this standard will have no impact on the Company’s consolidated financial position or results of operations.

In February 2003, the EITF Issued 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. This EITF provides guidance on the income statement classification of amounts received by a customer, including a reseller and guidance regarding timing of recognition for volume rebates.  The Company does not believe that adoption of this new standard, which will be applied prospectively by the Company for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, will have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No.  45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others”.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The adoption of FIN46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company’s financial condition or results of operations.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The  market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

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

Interest Rate Risk

The Company’s bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable.  The fair values of the Company’s bank loans are not significantly affected by changes in market interest rates.

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

Item 8 - Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of the Company as of November 30, 2001 and 2002 and for each of the years in the three-year period ended November 30, 2002, together with the independent auditors’ report thereon of KPMG LLP, independent auditors, are filed under this Item 8.

The consolidated financial statements as of and for the years ended November 30, 2001 and 2000 have been restated as described in Note 2 of the Notes to Consolidated Financial Statements.

Independent Auditors’ Report

The Board of Directors and Stockholders

Audiovox Corporation:

We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries as of  November 30, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended November 30, 2002. These consolidated financial statements are the responsibility of  the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1, effective December 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets”.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of November 30, 2001, and the related consolidated statements of operations, stockholders’ equity  and comprehensive income (loss) and cash flows for the years ended November 30, 2000 and 2001 have been restated.

s/KPMG LLP
KPMG LLP

Melville, New York
May 30, 2003

AUDIOVOX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

November 30, 2001 and 2002

(In thousands, except share data)

	2001	2002
	As Restated See Note (2)
Assets
Current assets:
Cash	$3,025	$2,758
Accounts receivable, net	238,357	186,564
Inventory, net	225,759	290,064
Receivable from vendor	6,828	14,174
Prepaid expenses and other current assets	7,639	7,626
Deferred income taxes, net	11,965	7,653
Total current assets	493,573	508,839
Investment securities	5,777	5,405
Equity investments	10,268	11,097
Property, plant and equipment, net	25,687	18,381
Excess cost over fair value of assets acquired and other intangible assets, net	4,742	6,826
Deferred income taxes, net	3,148	—
Other assets	1,302	687
	$544,497	$551,235
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,162	$121,127
Accrued expenses and other current liabilities	42,137	34,983
Accrued sales incentives	8,474	12,151
Income taxes payable	4,154	7,643
Bank obligations	92,213	40,248
Notes payable	5,267	—
Total current liabilities	209,407	216,152
Long-term debt	—	8,140
Capital lease obligation	6,196	6,141
Deferred income taxes payable	—	2,704
Deferred compensation	3,844	3,969
Total liabilities	219,447	237,106
Minority interest	1,830	4,616

Commitments and contingencies

Stockholders’ equity:
Preferred stock, liquidation preference of $2,500	2,500	2,500
Common stock:
Class A; 60,000,000 authorized 2001 and 2002, 20,615,846 and 20,632,182 issued 2001 and 2002, respectively; 19,706,309 and 19,559,445 outstanding 2001 and 2002, respectively	207	207
Class B convertible; 10,000,000 authorized; 2,260,954 issued and outstanding	22	22
Paid-in capital	250,785	250,917
Retained earnings	83,436	69,396
Accumulated other comprehensive loss	(6,344)	(5,018)
Treasury stock, at cost, 909,537 and 1,072,737 Class A common stock 2001 and 2002, respectively	(7,386)	(8,511)
Total stockholders’ equity	323,220	309,513
Total liabilities and stockholders’ equity	$544,497	$551,235

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended November 30, 2000, 2001 and 2002
(In thousands, except per share data)

	2000	2001	2002
	As Restated See Note (2)	As Restated See Note (2)

Net sales	$1,670,291	$1,276,591	$1,100,382
Cost of sales	1,551,666	1,205,201	1,025,783
Gross profit	118,625	71,390	74,599

Operating expenses:
Selling	29,056	30,039	29,509
General and administrative	46,466	46,505	55,292
Warehousing and technical support	3,474	4,082	3,874
Total operating expenses	78,996	80,626	88,675
Operating income (loss)	39,629	(9,236)	(14,076)

Other income (expense):
Interest and bank charges	(6,310)	(5,922)	(4,219)
Equity in income of equity investees	2,572	3,586	1,779
Gain on sale of investments	2,387	—	—
Gain on hedge of available-for-sale securities	1,499	—	—
Gain on issuance of subsidiary shares	—	—	14,269
Other, net	2,366	90	(4,156)
Total other income (expense), net	2,514	(2,246)	7,673
Income (loss) before provision for (recovery of) income taxes, minority interest, extraordinary item and cumulative effect of a change in accounting for negative goodwill	42,143	(11,482)	(6,403)
Provision for (recovery of) income taxes	15,766	(3,627)	12,932
Minority interest	(1,074)	657	5,055
Income (loss) before extraordinary item and cumulative effect of a change in accounting for negative goodwill	25,303	(7,198)	(14,280)
Extraordinary item-gain on extinguishment of debt	2,189	—	—
Cumulative effect of a change in accounting for negative goodwill	—	—	240
Net income (loss)	$27,492	$(7,198)	$(14,040)

Net income (loss) per common share (basic) before extraordinary item and cumulative effect of a change in accounting for negative goodwill	$1.19	$(0.33)	$(0.65)
Extraordinary item-gain on extinguishment of debt	0.10	—	—
Cumulative effect of a change in accounting for negative goodwill	—	—	0.01
Net income (loss) per common share (basic)	$1.29	$(0.33)	$(0.64)
Net income (loss) per common share (diluted) before extraordinary item and cumulative effect of a change in accounting for negative goodwill	$1.12	$(0.33)	$(0.65)
Extraordinary item-gain on extinguishment of debt	0.10	—	—
Cumulative effect of a change in accounting for negative goodwill	—	—	0.01
Net income (loss) per common share (diluted)	$1.22	$(0.33)	$(0.64)

Weighted average number of common shares outstanding (basic)	21,393,566	21,877,100	21,850,035
Weighted average number of common shares outstanding (diluted)	22,565,806	21,877,100	21,850,035

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended November 30, 2000, 2001 and 2002

(In thousands, except share data)

	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Gain on Hedge of Available for Sale Securities	Treasury Stock	Total Stock- holders’ Equity
Balances at November 30, 1999	2,500	201	149,278	63,142	5,165	929	(4,471)	216,744

Comprehensive income:
Net income, as restated	—	—	—	27,492	—	—	—	27,492
Other comprehensive loss, net of tax:	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(104)	—	—	(104)
Unrealized loss on marketable securities, net of tax effect of $(6,202)	—	—	—	—	(10,119)	—	—	(10,119)
Other comprehensive loss	—	—	—	—	—	—	—	(10,223)
Comprehensive income	—	—	—	—	—	—	—	17,269
Exercise of stock options into 121,300 shares of common stock and issuance of 11,671 shares under the Restricted Stock Plan	—	1	836	—	—	—	—	837
Tax benefit of stock options exercised	—	—	1,270	—	—	—	—	1,270
Conversion of debentures into 30,170 shares	—	1	534	—	—	—	—	535
Issuance of 2,300,000 shares in connection with stock offering	—	23	96,550	—	—	—	—	96,573
Acquisition of 141,455 common shares	—	—	—	—	—	—	(1,533)	(1,533)
Recognition of gain on hedge of available-for-sale securities	—	—	—	—	—	(929)	—	(929)
Balances at November 30, 2000, as restated	2,500	226	248,468	90,634	(5,058)	—	(6,004)	330,766

Comprehensive loss:
Net loss, as restated	—	—	—	(7,198)	—	—	—	(7,198)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	—	—	(455)	—	—	(455)
Unrealized loss on marketable securities, net of tax effect of $(509)	—	—	—	—	(831)	—	—	(831)
Other comprehensive loss	—	—	—	—	—	—	—	(1,286)
Comprehensive loss	—	—	—	—	—	—	—	(8,484)
Exercise of stock options into 10,000 shares of common stock	—	—	77	—	—	—	—	77
Conversion of stock warrants into 314,800 shares	—	3	2,240	—	—	—	—	2,243
Acquisition of 147,045 common shares	—	—	—	—	—	—	(1,382)	(1,382)
Balances at November 30, 2001, as restated	2,500	229	250,785	83,436	(6,344)	—	(7,386)	323,220
Comprehensive loss:
Net loss	—	—	—	(14,040)	—	—	—	(14,040)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	—	—	904	—	—	904
Unrealized gain on marketable securities, net of tax effect of $260	—	—	—	—	422	—	—	422
Other comprehensive loss	—	—	—	—	—	—	—	1,326
Comprehensive loss	—	—	—	—	—	—	—	(12,714)
Exercise of stock options into 16,336 shares of common stock	—	—	132	—	—	—	—	132
Acquisition of 163,200 common shares	—	—	—	—	—	—	(1,125)	(1,125)
Balances at November 30, 2002	2,500	229	250,917	69,396	(5,018)	—	(8,511)	309,513

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended November 30, 2000, 2001 and 2002

(In thousands)

	2000	2001	2002
	As Restated See Note (2)	As Restated See Note (2)

Cash flows from operating activities:
Net income (loss)	$27,492	$(7,198)	$(14,040)
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities
Depreciation and amortization	4,128	4,476	4,780
Provision for bad debt expense	2,519	1,936	4,884
Equity in income of equity investments	(2,572)	(3,586)	(1,779)
Minority interest	1,074	(657)	(5,055)
Gain on sale of investments	(427)	—	—
Gain from the sale of shares of equity investment	(2,387)	—	—
Gain on hedge of available-for-sale securities	(1,499)	—	—
Gain on issuance of subsidiary shares	—	—	(14,269)
Other-than-temporary decline in market value of investment security	—	—	1,158
Deferred income tax (benefit) expense, net	(6,034)	(3,332)	9,904
Extraordinary item	(2,189)	—	—
(Gain) loss on disposal of property, plant and equipment, net	(1)	(18)	(69)
Income tax benefit on exercise of stock options	(1,270)	—	—
Cumulative effect of a change in accounting for goodwill	—	—	(240)

Changes in operating assets and liabilities:
Accounts receivable	(31,705)	35,797	48,555
Receivable from vendor	3,761	(1,263)	(7,346)
Inventory	(22,333)	(67,735)	(64,548)
Accounts payable, accrued expenses and other current liabilities	22,431	(29,745)	66,644
Income taxes payable	182	(2,979)	3,599
Investment securities-trading	(2,211)	(1,635)	(125)
Prepaid expenses and other, net	4,413	1,863	(7,983)

Net cash (used in) provided by operating activities	(6,628)	(74,076)	24,070

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,075)	(2,869)	(3,159)
Proceeds from the sale of property, plant and equipment	1,028	261	7,250
Net proceeds from sale of investment securities	13,227	—	—
Proceeds from distribution from an equity investee	1,286	4,634	947
Net proceeds from issuance of subsidiary shares	—	—	22,158
Proceeds from the sale of shares of equity investment	922	—	—
Purchase of acquired business, net of acquired cash	—	—	(7,106)

Net cash provided by investing activities	3,388	2,026	20,090

Cash flows from financing activities:
Borrowings of bank obligations	918,785	901,628	403,043
Repayments on bank obligations	(1,013,466)	(832,329)	(454,300)
Proceeds from issuance of convertible subordinated debentures	—	—	8,107
Issuance of notes payable	5,868	—	—
Payment of dividend to minority shareholder of subsidiary	(859)	(1,034)	—
Net repayments under documentary acceptances	(1,994)	—	—
Principal payments on capital lease obligation	(19)	(29)	(55)
Proceeds from exercise of stock options and warrants	837	2,317	132
Repurchase of Class A common stock	(1,534)	(1,382)	(1,125)
Principal payments on subordinated debt	—	(486)	—
Net proceeds from sale of common stock	96,573	—	—

Net cash provided by (used in) financing activities	4,198	68,685	(44,198)

Effect of exchange rate changes on cash	(54)	(41)	(229)

Net increase (decrease) in cash	904	(3,406)	(267)

Cash at beginning of period	5,527	6,431	3,025

Cash at end of period	$6,431	$3,025	$2,758

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

The Company operates in two primary markets (which are also the Company’s reportable segments for accounting purposes):

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

(d)                                 Revenue Recognition

The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer.  Any customer acceptance provisions are satisfied prior to revenue recognition.  There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of product from the Company’s customers.  The Company does accept returns of products if properly requested, authorized and approved by the Company.  The Company records an estimate of returns of products returned by its customers.  Management continuously monitors and tracks such product returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. The Electronic segment’s selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates.   The Wireless segment has sales agreements with certain customers that provide for a rebate of the selling price if the particular product is subsequently sold at a lower price.  The Wireless segment records an estimate of the rebate at the time of sale.

(e)                                  Sales Incentives

Both of the Company’s segments, Wireless and Electronics, offer sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds and (3) volume incentive rebates.  The Electronics segment also offers other trade allowances to its customers.  The terms of the sales incentives vary by customer and are offered from time to time.  Except for other trade allowances, all sales incentives require the customer to purchase the Company’s products during a specified period of time.  All sales incentives require the customer to claim the sales incentive within a certain time period.  Although all sales incentives require customers to claim the sales incentive within a certain time period (referred to as the “claim period”), the Wireless segment historically has settled sales incentives claimed after the claim period  has expired if a customer demands payment.  The sales incentive liabilities are settled either by the customer claiming a deduction against an outstanding account receivable owed to the Company by the customer or by the customer requesting a check from the Company.  The Company is unable to demonstrate that an identifiable benefit of the sales incentives has been received as such, all costs associated with sales incentives are classified as a reduction of net sales.  The following is a summary of the various sales incentive programs offered by the Company and the related accounting policies:

Co-operative advertising allowances are offered to customers as reimbursement towards their costs for print or media advertising in which our product is featured on its own or in conjunction with other companies’ products (e.g., a weekly advertising circular by a mass merchant).  The amount offered is either based upon a fixed percentage of the Company’s sales revenue to the customer or is a fixed amount per unit sold to the customer during a specified time period.  Market development funds are offered to customers in connection with new product launches or entering into new markets.  Those new markets can be either new geographic areas or new customers.  The amount offered for new product launches is based upon a fixed percentage of the Company’s sales revenue to the customer or is a fixed amount per unit sold to the customer during a specified time period.  The Company accrues the cost of co-operative advertising allowances and market development funds at the later of when the customer purchases our products or when the sales incentive is offered to the customer.

Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time.  The amount offered is either based upon a fixed percentage of the Company’s sales revenue to the customer or is a fixed amount per unit sold to the customer.  Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased.  The customer’s achievement of the sales threshold and, consequently, the measurement of the total rebate for the Wireless segment cannot be reasonably estimated.  Accordingly, the Wireless segment recognizes a liability for the maximum potential amount of the rebate, with the exception of certain volume incentive rebates that include very aggressive tiered levels of volume purchases as the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund on a program by program basis are recognized.  The Electronics segment makes an estimate of the ultimate amount of the rebate their customers will earn based upon past history with the customer and other facts and circumstances.  The Electronics segment has the ability to estimate these volume incentive rebates as there does not exist a relatively long period of time for a particular rebate to be claimed, the Electronics segment does have historical experience with these sales incentive programs and the Electronics segment does have a large volume of relatively homogenous transactions.  Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

With respect to the accounting for co-operative advertising allowances, market development funds and volume incentive rebates, there was no impact upon the adoption of EITF 01-9, “Accounting for Consideration Given by a Vendor to a  Customer (Including a Reseller of Vendor’s Products)”, as the Company’s accounting policy prior to March 1, 2002 was consistent with its accounting policy after the adoption of EITF 01-9.

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

The accrual for earned but unclaimed sales incentives is reversed by Wireless only when management is able to conclude, based upon an individual judgement of each sales incentive, that it is remote that the customer will claim the sales incentive.  The methodology applied for determining the amount and timing of reversals for the Wireless segment is disciplined, consistent and rational.  The methodology is not systematic (formula based), as the Company makes an estimate as to when it is remote that the sales incentive will not be claimed.  Reversals by the Wireless segment of unclaimed sales incentives have historically occurred in varying periods up to 12 months after the recognition of the accrual.  In deciding on whether to reverse the sales incentive liability into income, the Company makes an assessment as to the likelihood of the customer ever claiming the funds after the claim period has expired and considers the specific facts and circumstances pertaining to the individual sales incentive.  The factors considered by management in making the decision to reverse accruals for unclaimed sales incentives include (i) past practices of the customer requesting payments after the expiration of the claim period; (ii) recent negotiations with the customer for new sales incentives; (iii) subsequent communications with the customer with regard to the status of the claim; and (iv) recent activity in the customer’s account.

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

The accrual for sales incentives at November 30, 2001 and 2002 was $8,474 and $12,151, respectively.  The Company’s sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements.  Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers of offered and accepted sales incentives, could have significant impact on the Company’s liability for sales incentives and the Company’s reported operating results.

(f)                                    Inventory

Inventory consists principally of finished goods and is stated at the lower of  the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory.  The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on open purchase orders from customers and selling prices subsequent to the balance sheet date as well as indications from customers based upon the then current negotiations.  As demonstrated in recent years, demand for the Company’s products can fluctuate significantly.  A significant sudden increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand.  In addition, the Company’s industry is characterized by rapid technological change and  frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  In such situations, the Company generally does not obtain price protection from its vendors, however, on occasion, the Company has received price protection which reduces the cost of inventory.  Since price protection reduces the cost of inventory, as the Company sells the inventory for which it has received price protection, the amount is reflected as a reduction to cost of sales.  There can be no assurances that the Company will be successful in negotiating such price protection from its vendors in the future.

The Company has, on occasion, performed upgrades on certain inventory on behalf of its vendors.   The reimbursements the Company receives to perform these upgrades are reflected as a reduction to the cost of inventory and is recognized as a reduction to cost of sales as the related inventory is sold. Additionally, the Company’s estimates of excess and obsolete inventory may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory.  In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination.  Likewise, if the Company does not properly estimate the lower of cost or market of its  inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.  Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventory and its reported operating results.

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

(g)                                 Investment Securities

The Company classifies its equity securities in one of two categories:  trading or available-for-sale.  Trading securities are bought and held principally for the purpose of selling them in the near term. All other securities not included in trading are classified as available-for-sale.

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established (such a charge was recorded during fiscal 2002 - Note 9).  Dividend and interest income are recognized when earned.  The Company considers numerous factors, on a case by case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary.  Such factors include, but are not limited to, (i)the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.

(h)                                 Derivative Financial Instruments

Effective December 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. Statement 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statements of financial condition and measurement of those instruments at fair value.  Changes in the fair values of those derivatives are reported in earnings or other comprehensive income (loss) depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged.  Under the provisions of Statement 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedged instrument.  The adoption of Statement 133 had no impact on the Company’s results of operations or financial position.

The Company’s evaluations of hedge effectiveness are subject to assumptions based on the terms and timing of the underlying exposures. For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedge item for fair value changes attributable to the hedge risk, are recognized in earnings.  For a cash flow hedge, changes in the fair value of a derivative instrument that is highly effective are deferred in accumulated other comprehensive income or loss until the underlying hedged item is recognized in earnings.  The ineffective portion is recognized in earnings immediately.  If a fair value or cash flow hedge was to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively.  If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income would be recognized immediately in earnings.

The Company, as a policy, does not use derivative financial instruments for trading purposes.  The Company conducts business in several foreign currencies and, as a result, is subject to foreign currency exchange rate risk due to the effects that exchange rate movements of these currencies have on the Company’s costs.  To minimize the effect of exchange rate fluctuations on costs, the Company enters into forward exchange rate contracts.   The Company, as a policy, does not enter into forward exchange contracts for trading purposes. The forward exchange rate contracts are entered into as hedges of inventory purchase commitments and of trade receivables due in foreign currencies.

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

(i)                                     Debt Issuance Costs

Costs incurred in connection with the restructuring of bank obligations (Note 15) have been capitalized.  During 2000, the Company capitalized an additional $148 in fees associated with the restructuring and various amendments to the Company’s credit agreement.  These charges are amortized over the lives of the respective agreements.  Amortization expense of these costs amounted to $434, $336 and $379 for the years ended November 30, 2000, 2001 and 2002, respectively.

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

Capitalized computer software costs obtained for internal use are amortized on a straight-line basis.

(a)                                  Intangible Assets

Intangible assets consist of patents, trademarks and the excess cost over fair value of equity investments (goodwill).

In July 2001, the Financial Accounting Standards Board  (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS

No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the impairment of Long-Live Assets to be Disposed Of”.

The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001.  As a result of adopting the provisions of SFAS No. 141 and 142, the Company did not record amortization expense relating to its goodwill, which approximated $9,616, during the fiscal year ended November 30, 2002.  The Company was not required under SFAS No. 142 to assess the useful life and residual value of its goodwill as the Company’s goodwill, at the time of adoption,  was equity method goodwill and, as such, will continue to be evaluated for impairment under Accounting Pronouncement Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended.

As required by the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments.  Based upon that assessment, no adjustments were made to the amortization period of residual values of other intangible assets.  The cost of other intangible assets are amortized on a straight-line basis over their respective lives.  Accumulated amortization on the Company’s intangible assets of $8,244 and $10,337 approximated $3,502 and $3,511 as of November 30, 2001 and 2002, respectively.

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

The following table presents adjusted net losses and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142:

	Years Ended November 30,
	2000	2001	2002
	As Restated	As Restated
Reported net income (loss) before extraordinary item and accounting change	$25,303	$(7,198)	$(14,280)
Extraordinary item - gain on extinguishment of debt	2,189	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	240
Reported net income (loss)	27,492	(7,198)	(14,040)
Add back:
Goodwill amortization, net of tax	343	224	—
Adjusted net income (loss)	$27,835	$(6,974)	$(14,040)

Basic net income (loss) per common share:
Reported net income (loss) before extraordinary item and accounting change	$1.19	$(0.33)	$(0.65)
Extraordinary item - gain on extinguishment of debt	0.10	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	0.01
Net income (loss)	1.29	(0.33)	(0.64)
Goodwill amortization, net of tax	0.01	0.01	—
Adjusted net income (loss)	$1.30	$(0.32)	$(0.64)
Diluted net income (loss) per common share:
Reported net income (loss) before extraordinary item and accounting change	$1.12	$(0.33)	$(0.65)
Extraordinary item - gain on extinguishment of debt	0.10	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	0.01
Net income (loss)	1.22	(0.33)	(0.64)
Goodwill amortization, net of tax	0.01	0.01	—
Adjusted net income (loss)	$1.23	$(0.32)	$(0.64)

Weighted average common shares outstanding:
Basic	21,393,566	21,877,100	21,850,035
Diluted	22,565,806	21,877,100	21,850,035

The change in carrying amount of goodwill is as follows:

Year Ended November 30, 2002

Net balance as of November 30, 2001	$4,732
Cumulative effect of a change in accounting for negative goodwill	240
Goodwill acquired during the period	1,854
Net Balance as of November 30, 2002	$6,826

(a)                                  Equity Investments

The Company has common stock investments which are accounted for by the equity method as the Company owns between 20% and 50% of the common stock.

The Company applies the equity method of accounting to its investments in entities where the Company has non-controlling ownership interests.  The Company’s share of its equity method investees earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investees at the end of the year.  A description of the Company’s equity investments and the related transactions between the Company and these investees is discussed in Note 11.

(b)                                 Cellular Telephone Commissions

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

(o)                                 Product Warranties and Product Repair Costs

The Company generally warrants its products against certain manufacturing and other defects.  The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product.  Warranty expenses are accrued at the time of sale based on the Company’s estimated cost to repair expected returns for products.  This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs.  The warranty liability of $9,165 and $9,143 is recorded in accrued expenses in the accompanying consolidated balance sheet as of November 30, 2001 and 2002, respectively.  In addition, the Company records a reserve for product repair costs.  This reserve is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory.  The reserve for product repair costs of $3,902 and $6,267 is recorded as a reduction to inventory in the accompanying consolidated balance sheet as of November 30, 2001 and 2002, respectively.  Warranty claims and product repair costs expense for each of the fiscal years ended November 30, 2000, 2001 and 2002 were $8,256, $11,319 and $6,985, respectively.

The following table provides the changes in the Company’s product warranties and product repair costs for 2002:

December 1, 2001	$13,066
Liabilities accrued for warranties issued during the period	6,985
Warranty claims paid during the period	(4,641)
November 30, 2002	$15,410

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes Statement 121 while retaining the fundamental recognition and measurement provisions of that statement.  Statement 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of.  However, Statement 144 requires that management consider revising the depreciable life of such long-lived asset.  With respect to long-lived assets to be disposed of by sale, Statement 144 retains the provisions of Statement 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur.  Statement 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on December 1, 2002 (fiscal 2003).  The adoption of Statement 144 did not have any impact on the Company’s consolidated financial statements.

(v)                                 Accounting for Stock-Based Compensation

As allowed by SFAS No.  123, “Accounting for Stock-Based Compensation”, the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its stock-based compensation plans (APB No. 25).

(w)                               Reporting Comprehensive Income

Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (Statement 130).  Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements.  Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on investment securities classified as available-for-sale and fair market value changes for cash flow hedges.

(x)                                   New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (Statement  143).  Statement 143 is effective for fiscal years beginning after June 15, 2002, and this will be adopted by the Company on December 1, 2003 (fiscal 2004) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred.  The Company does not expect the adoption of Statement 143 to have a significant effect on its results of operations or its financial position.

SFAS 145 “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections”.  This Statement updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement will have no material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation”.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS No. 148 will be effective for all financial statements for fiscal years ending after December 15, 2002.  The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002.  The Company expects to adopt the disclosure portion of this statement for the fiscal quarter ending February 28, 2003.  The application of this standard will have no impact on the Company’s consolidated financial position or results of operations.

In February 2003, the EITF Issued 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. This EITF provides guidance on the income statement classification of amounts received by a customer, including a reseller and guidance regarding timing of recognition for volume rebates.  The Company does not believe that adoption of this new standard, which will be applied prospectively by the Company for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, will have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No.  45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others”.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003.   The adoption of FIN 46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company’s financial condition or results of operations.

(y)                                 Shipping and Handling Costs

In fiscal 2001, the Company adopted the provisions of EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $2,162 and $1,548 for years ended November 30, 2000 and 2001, respectively.

(z)                                   Issuances of Subsidiary Stock

The Company’s accounting policy on the issuances of subsidiary stock is to recognize through earnings the gain on the sale of the shares as long as the sale of the shares is not part of a broader corporate reorganization planned or contemplated by the Company and realization of the gain is assured.

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

The net effect of all of the restatement adjustments is as follows:

	Fiscal 2000	Fiscal 2001	First Quarter 2002	Second Quarter 2002	Third Quarter 2002
			(Unaudited)	(Unaudited)	(Unaudited)
Increase (decrease) income/(increase) decrease (loss) before extraordinary item and cumulative effect of a change in accounting for negative goodwill	$263	$1,011	$(1,308)	$(782)	$751
Increase (decrease) net income/ (increase) decrease net (loss)	263	1,011	(1,308)	(782)	751
Increase (decrease) net income/ (increase) decrease net (loss) per common share - diluted	$0.01	$0.05	$(0.06)	$(0.03)	$0.04

The following table provides additional information regarding these restatement adjustments:

Effects of Restatement Adjustments on Net Income or Net Loss

(in thousands)

	Increase (Decrease) in Net Income for the Fiscal Year Ended November 30, 2000	(Increase) Decrease in Net Loss for the Fiscal Year Ended November 30, 2001	Increase (Decrease) in Net Income for the Nine Months Ended August 31, 2002
			Unaudited
Restatement adjustments:
Revenue recognition	$(779)	$779	—
Timing of revenue		(15)	$(103)
Litigation		(373)	427
Foreign currency translation	—	—	(1,491)
Inventory pricing	—	—	420
Sales incentives	1,884	910	847
Gain on the issuance of subsidiary shares	—	—	(1,556)
Operating expense reclassification to cost of sales (2)	—	—	—
Total adjustment to pre-tax income (loss)	1,105	1,301	(1,456)
(Provision for) recovery of income taxes	(842)	(310)	204
Minority interest (1)	—	20	(87)
Total effect on net income (loss)	$263	$1,011	$(1,339)

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

See Note 26 “Unaudited Quarterly Financial Data - As Restated”  for restatement adjustments to previously reported unaudited quarterly consolidated statements of operations data for the quarters ended February 28, 2001 through August 31, 2002 as a result of the restatements and reclassifications.

The following discussion addresses each of the restatement adjustments and the reclassification adjustment  for the corrections of accounting errors.  Any references to quarterly amounts are unaudited.

(a)                                  Revenue recognition. The Company overstated net sales in each of the third and fourth quarters of  fiscal 2000 for shipments of product that did not conform to the technical requirements of the customer (i.e., the goods were non-conforming).  The Company did not properly evaluate this shipment of non-conforming goods as required in accordance with Staff Accounting Bulletin

No.  101 (SAB No.  101), “Revenue Recognition in Financial Statements”, which would preclude revenue recognition until the specific performance obligations have been met by the Company.   These product shipments resulted in the Company overstating net sales by $19,166 and gross profit by $779 for fiscal 2000.  During the first quarter of fiscal 2001, the Company recorded a sales return of this fiscal 2000 non-conforming product sale. The recording of this product return (sales reversal) resulted in the Company understating net sales by $19,166 and gross profit by $779 for fiscal 2001.

(b)                                 Timing of revenue.  During each of the third and fourth quarters of fiscal 2001 and  the first, second and third quarters of fiscal 2002, the Company (overstated) understated  net sales by $(976), $857, $(4,601), $(7,757) and $10,472, respectively, as the timing of revenue recognition was not in accordance with the established shipping terms with certain customers.  SAB 101 specifically states that delivery generally is not considered to have occurred unless the customer has taken title (which is in this situation when the product was delivered to the customer’s site).  Accordingly, the Company should have deferred revenue recognition until delivery was made to the customer’s site.  During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, gross profit was overstated (understated) by $34, ($19), $99, $562 and ($535), respectively.  During each of the third and fourth quarters of fiscal 2001 and the first, second and third quarters of fiscal 2002, operating expenses were overstated (understated) by $0, $0, $17, $136 and ($130), respectively.

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

During the second, third and fourth quarters of 2001 and the first, second and third quarters of 2002, the Company understated (overstated) operating expenses by $189, $302, $196, $78 and $276 and ($300), respectively as a result of inappropriately deferring costs related to an insurance claim.  The Company’s insurance company refused to defend the Company against a legal claim made against the Company.  The Company took legal action against the insurance company and was unsuccessful.  The Company was improperly capitalizing costs that were not probable of recovery.

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

The following represents the effect of the restatement and reclassification adjustments in the fiscal 2000 and 2001 consolidated statements of operations and consolidated balance sheet:

Consolidated Statements of Operations

(In thousands, except share and per share data)

class=Section2>
	November 30, 2000
	As Reported(1)	Restatement Adjustments		Reclassification Adjustments		As Restated

Net sales	$1,687,573	$(17,282	)(2)(5)	—		$1,670,291
Cost of sales	1,552,091	(18,387	)(2)	$17,962		1,551,666	(3)
Gross profit	135,482	1,105		(17,962)		118,625

Operating expenses:
Selling	29,056	—		—		29,056
General and administrative	49,800	—		(3,334	)(3)	46,466
Warehousing and technical support	18,102	—		(14,628	)(3)	3,474
Total operating expenses	96,958	—		(17,962)		78,996
Operating income (loss)	38,524	1,105		—		39,629
Total other income (expense), net	2,514	—		—		2,514
Income (loss) before provision for (recovery of) income taxes minority interest and extraordinary item	41,038	1,105		—		42,143
Provision for (recovery of) income taxes	14,924	842	(4)	—		15,766
Minority interest	(1,074)	—		—		(1,074)
Income (loss) before extraordinary item	25,040	263		—		25,303

	November 30, 2000
	As Reported(1)	Restatement Adjustments	Reclassification Adjustments	As Restated
Extraordinary item-gain on extinguishment of debt	2,189	—	—	2,189
Net income (loss)	$27,229	$263	—	$27,492

Net income (loss) per common share (basic) before extraordinary item	$1.17	$0.02	—	$1.19
Extraordinary item-gain on extinguishment of debt	0.10	—	—	0.10
Net income (loss) per common share (basic)	$1.27	$0.02	—	$1.29
Net income (loss) per common share (diluted) before extraordinary item	$1.11	$0.01	—	$1.12
Extraordinary item-gain on extinguishment of debt	0.10	—	—	0.10
Net income (loss) per common share (diluted)	$1.21	$0.01	—	$1.22
Weighted average number of common shares outstanding (basic)	21,393,566			21,393,566
Weighted average number of common shares outstanding (diluted)	22,565,806			22,565,806

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

Consolidated Statements of Operations

(In thousands, except share and per share data)

	November 30, 2001
	As Reported(1)	Restatement Adjustments		Reclassification Adjustments		As Restated
Net sales	$1,256,634	$19,957	(2)(6)	—		$1,276,591
Cost of sales	1,167,208	17,969	(2)(4)	$20,024	(3)	1,205,201
Gross profit	89,426	1,988		(20,024)		71,390

Operating expenses:
Selling	30,039	—		—		30,039
General and administrative	46,405	687	(4)	(587	)(3)	46,505
Warehousing and technical support	23,519	—		(19,437	)(3)	4,082
Total operating expenses	99,963	687		(20,024)		80,626
Operating income (loss)	(10,537)	1,301		—		(9,236)

Total other income (expense), net	(2,246)			—		(2,246)
Income (loss) before provision for (recovery of) income taxes and minority interest	(12,783)	1,301		—		(11,482)
Provision for (recovery of) income taxes	(3,937)	310	(5)	—		(3,627)
Minority interest	637	20	(7)	—		657
Net income (loss)	$(8,209)	$1,011		—		$(7,198)

Net income (loss) per common share (basic)	$(0.38)	$0.05		—		$(0.33)

Net income (loss) per common share (diluted)	$(0.38)	$0.05		—		$(0.33)
Weighted average number of common shares outstanding (basic)	21,877,100					21,877,100
Weighted average number of common shares outstanding (diluted)	21,877,100					21,877,100

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

Consolidated Balance Sheets

(In thousands, except share data)

	November 30, 2001
	As Reported	Restatement Adjustments	As Restated
Assets
Current assets:
Cash	$3,025	—	$3,025
Accounts receivable, net	238,476 **	$(119)	238,357
Inventory, net	225,662	97	225,759
Receivable from vendor	6,919	(91)	6,828
Prepaid expenses and other current assets	7,632	7	7,639
Deferred income taxes, net	11,997	(32)	11,965
Total current assets	493,711	(138)	493,573
Investment securities	5,777	—	5,777
Equity investments	10,268	—	10,268
Property, plant and equipment, net	25,687	—	25,687
Excess cost over fair value of assets acquired and other intangible assets, net	4,742	—	4,742
Deferred income taxes, net	3,148	—	3,148
Other assets	1,302	—	1,302
Total assets	$544,635	$(138)	$544,497
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,162	—	$57,162
Accrued expenses and other current liabilities	41,854	$283	42,137
Accrued sales incentives	11,267	(2,793)	8,474
Income taxes payable	3,035	1,119	4,154
Bank obligations	92,213	—	92,213
Notes payable	5,267	—	5,267
Total current liabilities	210,798	(1,391)	209,407
Long-term debt	—	—	—
Capital lease obligation	6,196	—	6,196
Deferred income taxes payable	—	—	—
Deferred compensation	3,844	—	3,844
Total liabilities	220,838	(1,391)	219,447
Minority interest	1,851	(21)	1,830
Stockholders’ equity:
Preferred stock, liquidation preference of $2,500	2,500	—	2,500
Common stock:
Class A	207	—	207
Class B	22	—	22
Paid-in capital	250,785	—	250,785
Retained earnings	82,162	1,274	83,436
Accumulated other comprehensive loss	(6,344)	–	(6,344)
Treasury stock, at cost, 909,537 and 1,072,737 Class A common stock 2001 and 2002, respectively	(7,386)	—	(7,386)
Total stockholders’ equity	321,946	1,274	323,220
Commitments and contingencies
Total liabilities and stockholders’ equity	$544,635	$(138)	$544,497

**The Company reclassified $11,267 of sales incentives from accounts receivable to accrued sales incentives.

As a result of the restatement for fiscal 2000 and 2001, there has not been any changes to the Company’s cash flows from operations, investing activities, or financing activities from previously reported amounts.

(3)                                  Issuance of Subsidiary Shares

On May 29, 2002, Toshiba Corporation (Toshiba) purchased an additional 20% of ACC, approximately 31 shares at approximately $774  per share, for approximately $23,900 in cash, bringing Toshiba’s total ownership interest in Audiovox Communications Corp.  (ACC) to 25%.  In addition, Toshiba paid $8,100 in exchange for an $8,100 convertible subordinated note (the Note).  The Note bears interest at a per annum rate equal to 1¾% and interest is payable annually on May 31st of each year, commencing May 31, 2003.  The unpaid principal amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years.  In accordance with the provisions of the Note, Toshiba may convert the balance of the Note into additional shares of ACC in order to maintain a 25% interest in ACC, but under no circumstances can Toshiba convert the Note to exceed a 25% interest in ACC.

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

The Company has historically been the exclusive distributor for Toshiba in the United States and Canada.  In connection with the transaction, ACC and Toshiba formalized this distribution arrangement whereby ACC is Toshiba’s exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico and all countries in the Caribbean and Central and South America through May 29, 2007.  The distribution agreement provides for 30-day payment terms. The distribution agreement established certain annual minimum purchase targets for ACC’s purchase of Toshiba products for each fiscal year during the entire term of the agreement.  In the event that ACC fails to meet the minimum purchase target, Toshiba shall have the right to convert ACC’s exclusive distributorship to a non-exclusive distributorship for the remaining term of the agreement. Also, in accordance with the terms of the stockholders agreement, upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement, Toshiba maintains a put right and the Company a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement.  Pursuant to the agreement, the put right is only exercisable if ACC terminates the distribution agreement or if another strategic investor acquires a direct or indirect equity ownership interest in excess of 20% in the Company. The call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five (5) year term.

Additionally, ACC entered into an employment agreement with the President and Chief Executive Officer (the Executive) of ACC through May 29, 2007.  Under the agreement, ACC is required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC’s annual earnings before income taxes.  The Company, under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the Executive, to be allocated by the Executive.  The bonus was for services previously rendered and, accordingly, the bonus has been included in general and administrative expenses in the accompanying statements of operations for the year ended November 30, 2002.  The Executive was required to utilize all or a portion of the bonus allocated to him to repay the remaining outstanding principal and accrued interest owed by the Executive to the Company pursuant to the unsecured promissory note in favor of the Company.  During the year ended November 30, 2002, the Executive was paid $1,800 less an amount outstanding under a promissory note of $651.

As a result of the issuance of ACC’s shares, the Company recognized a gain, net of expenses of $1,735, of $14,269 ($8,847 after provision for deferred taxes) during the quarter ended May 31, 2002.  The gain represents the excess of the sale price per share over the carrying amount per share multiplied by the number of shares issued to Toshiba.  The gain on the issuance of the subsidiary’s shares has been recognized in the accompanying consolidated statements of operations for the year ended November 30, 2002 in accordance with the Company’s policy on the recognition of such transactions, which is an allowable method under Staff Accounting Bulleting Topic 5.H.

Toshiba’s minority interest income (expense) in ACC included in the years ended November 30, 2000, 2001 and 2002 was ($1,094), $501 and $4,741 , respectively.  Minority interest is included in the pre-tax income (loss) in the segment data.

(4)                                  Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended November 30,
	2000	2001	2002
Cash paid during the years for:
Interest, excluding bank charges	$4,870	$3,883	$1,303
Income taxes	$21,069	$3,550	$2,478

Non-cash Transactions:

During 2000, the Company exercised its option to convert 800,000 Japanese yen (approximately $7,595) of Shintom Co. Ltd. (Shintom) convertible debentures (Shintom debentures) into approximately 33,900,000 shares of Shintom common stock, respectively (Note 9).

During the years ended November 30, 2000, 2001 and 2002, the Company recorded an unrealized holding gain (loss) relating to available-for-sale marketable equity securities, net of deferred income taxes, of $(10,119), $(831) and $422, respectively, as a separate component of accumulated other comprehensive income (loss) (Note 19).

During 2000,  $535 of its $65,000 6¼% subordinated debentures were converted into 30,170 shares of Class A common stock (Note 15).

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

Transactions with Shintom and TALK include financing arrangements and inventory purchases which approximated 7%, 1.5% and 0.7% for the years ended November 30, 2000, 2001 and 2002, respectively, of total inventory purchases.  At November 30, 2000, 2001 and

2002, the Company had recorded $1, $331  and $13, respectively, of liability due to TALK for inventory purchases included in accounts payable.  There were no documentary acceptance obligations payable to TALK as of November 30, 2000, 2001 and 2002.  At November 30, 2000, 2001 and 2002, the Company had recorded a receivable from TALK in the amount of $3,823, $265 and $0, respectively,  a portion of which is payable with interest (Note 8), which is reflected in receivable from vendors on the accompanying consolidated financial statements.

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

(7)                                  Accounts Receivable

Accounts receivable is comprised of the following:

	November 30,
	2001	2002
	As Restated

Trade accounts receivable and other	$245,289	$195,228
Less:
Allowance for doubtful accounts	4,715	6,829
Allowance for cellular deactivations	2,035	1,628
Allowance for cash discounts	182	207
	$238,357	$186,564

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

(9)                                  Investment Securities

As of November 30, 2001, the Company’s investment securities consist of $1,933 of available-for-sales marketable securities, which consist primarily of 1,530,000 shares of CellStar Common Stock and 1,904,000 shares of Shintom common stock and trading securities of $3,844, which consist of mutual funds that are held in connection with the deferred compensation plan.  As of November 30, 2002, the Company’s investment securities consist of $1,455 of available-for-sales marketable securities, which relates to 306,000 shares (after a 5 for 1 reverse stock split) of CellStar Common Stock, 1,904,000 shares of Shintom Common Stock and trading securities of $3,949 which consist of mutual funds that are held in connection with the deferred compensation plan.   During the fourth quarter of fiscal 2002, the Company recorded a $1,158 other-than-temporary impairment of its Shintom common stock.

The cost, gross unrealized gains and losses and aggregate fair value of the investment securities available-for-sale as of November 30, 2001 and 2002 were as follows:

	2001			2002
	Cost	Gross Unrealized Holding Gain (Loss)	Aggregate Fair Value	Cost	Gross Unrealized Holding Gain (Loss)	Other-than- Temporary Impairment Charge	Aggregate Fair Value

CellStar Common Stock	$2,401	$(1,055)	$1,346	$2,401	$(966)	—	$1,435
Shintom Common Stock	1,179	(592)	587	1,179	—	$(1,158)	21
	$3,580	$(1,647)	$1,933	$3,580	$(966)	$(1,158)	$1,456

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

(10)                            Property, Plant and Equipment

A summary of property, plant and equipment, net, is as follows:

	November 30,
	2001	2002

Land	$4,493	$363
Buildings	4,168	1,605
Property under capital lease	7,246	7,142
Furniture, fixtures and displays	2,129	2,404
Machinery and equipment	6,590	8,204
Computer hardware and software	13,108	14,467
Automobiles	658	769
Leasehold improvements	4,117	4,305
	42,509	39,259
Less accumulated depreciation and amortization	(16,822)	(20,878)
	$25,687	$18,381

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

(11)                            Equity Investments

As of November 30, 2002, the Company’s 72% owned subsidiary, Audiovox Communications Sdn. Bhd., had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia.  In addition, the Company had a 20% ownership interest in Bliss-tel which distributes cellular telephones and accessories in Thailand, and the Company had 50% non-controlling ownership interests in three other entities:  Protector

Corporation (Protector) which acts as a distributor of chemical protection treatments; ASA which acts as a distributor to specialized markets for RV’s and van conversions, of televisions and other automotive sound, security and accessory products; and G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area.

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

The Company’s net sales to the equity investees amounted to $3,233, $2,656 and $3,504 for the years ended November 30, 2000, 2001 and 2002, respectively.  The Company’s purchases from the equity investees amounted to $119,444, $5,592 and $1,883 for the years ended November 30, 2000, 2001 and 2002, respectively.  The Company recorded $1,432, $746 and $644 of outside representative commission expenses for activations and residuals generated by G.L.M. on the Company’s behalf during fiscal year 2000, 2001 and 2002, respectively.

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

The following summary financial information reflects the interest of ASA.  Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.  Furthermore, based upon the lack of significance to the consolidated financial information of the Company, no summary financial information for the Company’s other equity investments has been provided herein:

	As of November 30,
	2001	2002
Current assets	$18,225	$20,533
Non-current assets	2,395	2,332
Current liabilities	2,794	3,447
Non-current liabilities	—	—
Members’ equity	17,826	19,418

	Twelve Months Ended November 30,
	2000	2001	2002

Net sales	$54,875	$63,336	$44,168
Operating income	2,617	5,581	216
Net income	4,011	6,908	3,486

The Company’s share of income from this unconsolidated equity investment for the fiscal years ended November 30, 2000, 2001 and 2002 was $2,006, $3,454 and $1,743, respectively.

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

Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit.  The obligations of the Company under the credit agreement are guaranteed by certain of the Company’s subsidiaries and is secured by accounts receivable, inventory and the Company’s shares of ACC.  As of November 30, 2002, availability of credit under the credit agreement was a maximum aggregate amount of $250,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory.  At November 30, 2002, the amount of unused available credit is $102,491.  The credit agreement also allows for commitments of $50,000 in forward exchange contracts.

Outstanding short-term obligations under the credit agreement at November 30, 2001 and 2002 were as follows:

	November 30,
	2001	2002

Revolving Credit Notes	$13,525	$16,883
Eurodollar Notes	73,000	20,000
	$86,525	$36,883

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

At May 31, 2001, November 30, 2001 and 2002, and the first quarter ended February 28, 2002, the Company was not in compliance with certain of its pre-tax income covenants.  Furthermore, as of November 30, 2002, the Company was also not in compliance with the requirement to deliver audited financial statements 90 days after the Company’s fiscal year-end, and as of February 28, 2003, the requirement to deliver unaudited quarterly financial statements 45 days after the Company’s quarter end.  The Company received a waiver for the November 30, 2001 pre-tax income violation subsequent to its issuance of the November 30, 2001 financial statements. In addition, the Company received waivers for the May 31, 2001 and February 28, 2002 violations.

The Company has not received waivers for the November 30, 2002 violation of a particular pre-tax income covenant or delivery of audited financial statements 90 days after the Company’s fiscal year-end.  Accordingly, as of November 30, 2001 and 2002, the Company’s outstanding domestic obligations of $86,525 and 36,883, have been classified as current on the accompanying consolidated financial statements, respectively.  Management is in the process of requesting a waiver for the November 30, 2002 and February 28, 2003 violations.  While the Company was able to obtain waivers for such violations in 2001 and the first quarter ended February 28, 2002, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand.  Subsequent to November 30, 2002, the Company repaid its obligation of $36,883 in full resulting in bank obligations outstanding at May 15, 2003 of $0.  This credit agreement has no cross covenants with the other credit facilities described below.

The Company also has revolving credit facilities in Malaysia (Malaysian Credit Agreement) to finance additional working capital needs.  As of November 30, 2002, the available line of credit for direct borrowing, letters of credit, bankers’ acceptances and other forms of credit approximated $5,000.  The credit facilities are partially secured by three standby letters of credit of $1,300, $800 and $800 and are payable upon demand or upon expiration of the standby letters of credit on January 15, 2003, August 31, 2003 and August 31, 2003, respectively. The obligations of the Company under the Malaysian Credit Agreement are also secured by the property and building owned by Audiovox Communications Sdn. Bhd.  Outstanding obligations under the Malaysian Credit Agreement at November 30, 2001 and 2002 were approximately $3,514 and $3,317, respectively.  At November 30, 2001, interest on the credit facility ranged from 6.5% to 7.0%.  At November 30, 2002, interest on the credit facility ranged from 4.75% to 6.0%.

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

The Company also has a revolving credit facility in Brazil to finance additional working capital needs. The Brazilian credit facility is secured by the Company under a standby letter of credit in the amount of $200, which expires on December 9, 2002 and is payable on demand or upon expiration of the standby letter of credit.  At November 30, 2001 and 2002, outstanding obligations under the credit facility were 254 and 172 Brazilian Bolivars ($100 and $48), respectively, and interest on the credit facility ranged from 19% to 29%.

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

(14)                            Notes Payable

A summary of notes payable follows:

	November 30,
	2001	2002
Note payable due to Vitec (Note 5(b))	$4,051	—
Note payable due to Pearl (Note 5(b))	1,216	—
	$5,267	—

The notes bear interest at 5% and are payable in equal monthly installments over a six-month period beginning in October 2000.  As a result of the extension of Shintom’s option to repurchase the Property or purchase all of the shares of stock of AX Japan (Note 5(b)), the commencement of repayment was delayed to April 2001 and again to March 2002.  Accordingly, the notes payable have been classified as current in the accompanying consolidated balance sheet as of November 30, 2001.  In connection with the sale of the shares of Audiovox Japan, the notes have been eliminated from the accompanying consolidated balance sheet as of November 30, 2002.

(15)                            Long-Term Debt

On March 15, 1994, the Company completed the sale of $65,000, 6¼% subordinated debentures due 2001 and entered into an indenture agreement.  The subordinated debentures were convertible into shares of the Company’s Class A common stock, par value $.01 per share at an initial conversion price of $17.70 per share, subject to adjustment under certain circumstances.  The indenture agreement contained various covenants.  The bonds were subject to redemption by the Company in whole, or in part, at any time after March 15, 1997, at certain specified amounts. On May 9, 1995, the

Company issued warrants to certain beneficial holders of these subordinated debentures.

During fiscal 2000, holders of the Company’s $65,000, 6 1/4% subordinated convertible debentures exercised their option to convert $534 debentures for 30,170 shares of the Company’s Class A common stock. As a result of this conversion and the conversions that took place prior to 2000, the remaining subordinated debentures of $486 was included as current installments of long-term debt at November 30, 2000.  During 2001, the Company paid $486 to the remaining holders of the Company’s subordinated convertible debentures as such there is no convertible debentures outstanding at November 30, 2001 or 2002.

On October 20, 1994, the Company issued a note payable for 500,000 Japanese Yen to finance its investment in TALK (Note 4(c)).  The note was scheduled to be repaid on October 20, 2004 and bore interest at 4.1%.  The note could be repaid by cash payment or by giving 10,000 shares of its TALK investment to the lender.  The lender had an option to acquire 2,000 shares of TALK held by the Company in exchange for releasing the Company from 20% of the face value of the note at any time after October 20, 1995. In October 2000, the Company exercised its option to repay the note by returning the 10,000 shares of its TALK investment to the lender.  In connection with the transaction, the Company recognized an extraordinary gain in the amount of $2,189 representing the difference between the loan, which approximated $4,578, and the Company’s recorded investment in TALK, which approximated $2,389, at the time of the transaction.

On May 29, 2002, Toshiba purchased an additional 20% of ACC.  In connection with the transaction, an $8,100 convertible subordinated note (the Note) was issued to Toshiba.  The Note bears interest at a per annum rate equal to 1¾% and interest is payable annually on May 31st of each year, commencing May 31, 2003.  The unpaid principle amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years.  In accordance with the provisions of the Note, Toshiba may convert the balance of the Note into additional shares of ACC in order to maintain a maximum 25% interest in ACC.

(16)                            Income Taxes

The components of income (loss) before the provision for (recovery of) income taxes are as follows:

	November 30,
	2000	2001	2002
	As Restated	As Restated

Domestic Operations	$39,317	$(11,535)	$(7,584)
Foreign Operations	2,826	53	1,181
	$42,143	$(11,482)	$(6,403)

Total income tax expense (benefit) was allocated as follows:

	November 30,
	2000	2001	2002
	As Restated	As Restated

Statement of operations	$15,766	$(3,627)	$12,932
Stockholders’ equity:
Unrealized holding gain (loss) on investment securities recognized for financial reporting purposes	(6,202)	(509)	260
Unrealized holding gain (loss) on equity collar recognized for financial reporting purposes	570	—	—
Income tax benefit of employee stock option exercises	(1,270)	—	(17)
Total income tax expense (benefit)	$8,864	$(4,136)	$13,175

The provision for (recovery of) income taxes is comprised of:

	Federal	Foreign	State	Total

2000:
As Restated
Current	$19,210	$656	$1,934	$21,800
Deferred	(4,481)	(704)	(849)	(6,034)
	$14,729	$(48)	$1,085	$15,766

2001:
As Restated
Current	$(1,751)	$359	$1,097	$(295)
Deferred	(2,407)	153	(1,078)	(3,332)
	$(4,158)	$512	$19	$(3,627)
2002:
Current	$(525)	$1,604	$1,949	$3,028
Deferred	8,645	180	1,079	9,904
	$8,120	$1,784	$3,028	$12,932

A reconciliation of the provision for income taxes computed at the Federal statutory rate to income (loss) before income taxes and minority interest and the actual provision for income taxes is as follows:

	November 30,
	2000		2001		2002
	As Restated		As Restated

Tax provision at Federal statutory rates	$14,750	35.0%	$(4,019)	(35.0% )	$(2,241)	(35.0%	)
State income taxes, net of Federal benefit	705	1.7	12	0.1	338	5.3
Increase (decrease) in beginning-of-the-year balance of the valuation allowance for deferred tax assets	(1,041)	(2.5)	(227)	(2.0)	13,090	204.4
Foreign tax rate differential	(59)	(0.1)	448	4.0	1,372	21.4
Permanent and other, net	1,411	3.3	159	1.3	373	5.9
	$15,766	37.4%	$(3,627)	(31.6)%	$12,932	202.0%

The significant components of deferred income tax (recovery) expense for the years ended November 30, 2001 and 2002 are as follows:

	November 30,
	2001	2002
	As Restated
Deferred tax expense (recovery) (exclusive of the effect of other components listed below)	$(3,105)	$(3,186)
Increase (decrease) in beginning-of-the-year balance of the valuation allowance for deferred tax assets	(227)	13,090
	$(3,332)	$9,904

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	November 30,
	2001	2002
	As Restated
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts and cellular deactivations	$1,971	$1,723
Inventory, principally due to additional costs capitalized for tax purposes pursuant to the Tax Reform Act of 1986	1,043	1,617
Inventory, principally due to valuation reserve	5,421	7,521
Accrual for future warranty costs	3,241	3,249
Plant, equipment and certain intangibles, principally due to depreciation and amortization	1,442	1,863
Net operating loss carryforwards, federal, state and foreign	870	4,926
Foreign tax credits	—	1,347
Accrued liabilities not currently deductible and other	746	520
Investment securities	463	719
Deferred compensation plans	1,492	1,537
Total gross deferred tax assets	16,689	25,022
Less: valuation allowance	(116)	(13,206)
Net deferred tax assets	16,573	11,816
Deferred tax liabilities:
Issuance of subsidiary shares	(1,460)	(6,867)
Total gross deferred tax liabilities	(1,460)	(6,867)
Net deferred tax asset	$15,113	$4,949

The net change in the total valuation allowance for the year ended November 30, 2002 was an increase of $13,090, primarily resulting from a valuation allowance recorded on certain of ACC’s deferred tax assets.  After this valuation allowance, the net deferred tax assets remaining on the consolidated balance sheet represent deferred tax assets generated from the Electronics Group.

A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  Based on the Electronics Group’s ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Electronics Group’s historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Electronics Group will realize the benefit of the net deferred tax assets existing at November 30, 2002.  Further, management believes the existing net deductible temporary differences will reverse during periods in which the Electronics Group generates net taxable income.  There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future.  The amount of the deferred tax asset considered realizable by the Electronics Group, therefore, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At November 30, 2002, the Wireless Group had a net operating loss carryforward for federal income tax purposes of approximately $7,468, which is available to offset future taxable income, if any, which will expire through the year ended November 30, 2022.

(17)                            Capital Structure

The Company’s capital structure is as follows:

		Shares Authorized		Shares Outstanding		Voting Rights
	Par	November 30,		November 30,		Per	Liquidation
Security	Value	2001	2002	2001	2002	Share	Rights

Preferred Stock	$50.00	50,000	50,000	50,000	50,000	—	$50 per share

Series Preferred Stock	0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	0.01	60,000,000	60,000,000	19,706,309	19,559,445	One	Ratably with Class B
Class B Common Stock	0.01	10,000,000	10,000,000	2,260,954	2,260,954	Ten	Ratably with Class A

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

The Company’s Board of Directors approved the repurchase of 1,563,000 shares of the Company’s Class A common stock in the open market under a share repurchase program (the Program).  As of November 30, 2001 and 2002, 909,537 and 1,072,737 shares, respectively, were repurchased under the Program at an average price of $8.12 and $7.93 per share, respectively, for an aggregate amount of $7,386 and $8,511, respectively.

As of November 30, 2001 and 2002, 2,916,653 and 2,900,317 shares of the Company’s Class A common stock are reserved for issuance under the Company’s Stock Option and Restricted Stock Plans. There were no convertible securities or warrants outstanding for the Company at November 30, 2001 and 2002 (Notes 15 and 18(d)).  Warrants are outstanding that may be converted into shares of Code (Note 6).

In February 2000, the Company sold, pursuant to an underwritten public offering, 2,300,000 shares of its Class A common stock at a price of $45.00 per share.  The Company received $96,573 in net proceeds after deducting underwriting commission and offering expenses.  The net proceeds from the offering were used to repay a portion of amounts outstanding under the revolving credit facility.

On April 6, 2000, the stockholders approved a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of Class A common stock, par value $.01, from 30,000,000 to 60,000,000.

Undistributed earnings from equity investments included in retained earnings amounted to $3,742 and $4,496 at November 30, 2001 and 2002, respectively.

(18)                            Stock-Based Compensation and Retirement Plans

(a)                                  Stock Options

The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (ISO’s) and non-qualified stock options (NQSO’s) to purchase shares of Class A common stock.  Under the plans, the exercise price of the ISO’s will not be less than the market value of the Company’s Class A common stock or greater than 110% of the market value of the Company’s Class A common stock on the date of grant.  The exercise price of the NQSO’s may not be less than 50% of the market value of the Company’s Class A common stock on the date of grant. The options must be exercisable no later than ten years after the date of grant.  The vesting requirements are determined by the Board of Directors at the time of grant.

Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant.  No compensation expense was recorded for the years ended November 30, 2001 and 2002.

Information regarding the Company’s stock options is summarized below:

	Number of Shares	Weighted Average Exercise Price

Outstanding at November 30, 1999	2,871,200	11.41
Granted	—	—
Exercised	(121,300)	6.84
Canceled	—	—
Outstanding at November 30, 2000	2,749,900	11.61
Granted	—	—
Exercised	(10,000)	7.69
Canceled	—	—
Outstanding at November 30, 2001	2,739,900	11.62
Granted	—	—
Exercised	(16,336)	7.69
Canceled	(12,500)	13.75
Outstanding at November 30, 2002	2,711,064	11.64
Options exercisable at November 30, 2002	2,711,064	11.64

At November 30, 2001 and 2002, 176,753 and 189,253 shares, respectively, were available for future grants under the terms of these plans.

There were no options granted during 2000, 2001 and 2002.

The Company applies APB No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net income (loss) and net income (loss) per common share would have been reduced to the pro-forma amounts indicated below:

	2000	2001	2002
	Restated	Restated
Net income (loss):
As reported	$27,492	$(7,198)	$(14,040)
Stock based compensation expense	4,434	2,287	864
Pro-forma	$23,058	$(9,485)	$(14,904)

Net income (loss) per common share (basic):
As reported	$1.29	$(0.33)	$(0.64)
Pro-forma	1.08	(0.43)	(0.68)

Net income (loss) per common share (diluted):
As reported	$1.22	$(0.33)	$(0.64)
Pro-forma	1.02	(0.43)	(0.68)

Pro-forma net income (loss) reflect only options granted after November 30, 1995.  Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro-forma net income (loss) amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to December 1, 1995 was not considered.  Therefore, the pro-forma net income (loss) may not be representative of the effects on reported net income (loss) for future years.

Summarized information about stock options outstanding as of November 30, 2002 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price of Shares	Weighted Average Life Remaining In Years	Number of Shares	Weighted Average Price of Shares

$4.63 - $8.00	1,122,864	$7.21	4.21	1,122,864	$7.21
$8.01 - $13.00	108,200	$11.61	2.34	108,200	$11.61
$13.01 - $15.00	1,480,000	$15.00	6.78	1,480,000	$15.00

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

(c)                                  Employee Stock Purchase Plan

In April 2000, the stockholders approved the 2000 Employee Stock Purchase Plan.  The stock purchase plan provides eligible employees an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions at a minimum of 2% and a maximum of 15% of base salary compensation.  Amounts withheld are used to purchase Class A common stock on the open market.  The cost to the employee for the shares is equal to 85% of the fair market value of the shares on or about the quarterly purchase date (December 31, March 31, June 30 or September 30).  The Company bears the cost of the remaining 15% of the fair market value of the shares as well as any broker fees. This Plan provides for purchases of up to 1,000,000 shares.

The Company’s employee stock purchase plan is a compensatory plan, in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, for which the related expense is recorded in the consolidated statement of operations.  Accordingly, there would be no impact to the Company’s proforma information in accordance with SFAS 123, “Accounting for Stock-Based Compensation” (Note 18(a)).

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

(20)                            Net Income (Loss) Per Common Share

A reconciliation between the numerators and denominators of the basic and diluted earnings (loss)  per common share is as follows:

	For the Years Ended November 30,
	2000	2001	2002
	As Restated	As Restated
Net income (loss) (numerator for net income per common share, basic)	$27,492	$(7,198)	$(14,040)
Interest on 6¼% convertible subordinated debentures, net of tax	28	5	—
Adjusted net income (loss) (numerator for net income per common share, diluted)	$27,520	$(7,203)	$(14,040)
Weighted average common shares (denominator for net income (loss) per common share, basic)	21,393,566	21,877,100	21,850,035
Effect of dilutive securities:
Employee stock options and stock warrants	1,129,896	—	—
Employee stock grants	—	—	—
Convertible debentures	42,344	—	—
Weighted average common and potential common shares outstanding (denominator for net income (loss) per common share, diluted)	22,565,806	21,877,100	21,850,035
Net income (loss) per common share before extraordinary item and cumulative effect:
Basic	$1.19	$(0.33)	$(0.65)
Diluted	$1.12	$(0.33)	$(0.65)
Net income (loss) per common share:
Basic	$1.29	$(0.33)	$(0.64)
Diluted	$1.22	$(0.33)	$(0.64)

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

At November 30, 2002, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases

2003	$554	$1,983
2004	553	1,246
2005	552	1,113
2006	561	821
2007	577	628
Thereafter	11,409	889
Total minimum lease payments	14,206	$6,680
Less: amount representing interest	8,010
Present value of net minimum lease payments	6,196
Less: current installments included in accrued expenses and other current liabilities	55
Long-term obligation	$6,141

Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,642, $2,958 and $3,191 for the years ended November 30, 2000, 2001 and 2002, respectively.

The Company leases certain facilities and equipment from its principal stockholder and several officers.  Rentals for such leases are considered by management of the Company to approximate prevailing market rates.  At November 30, 2002, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

2003	$961
2004	307
2005	322
2006	333
2007	343
Thereafter	473

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

(b)                                 Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables.  The Company’s customers are located principally in the United States and Canada and consist of, among others, wireless carriers and service providers, distributors, agents, mass merchandisers, warehouse clubs and independent retailers.

At November 30, 2001 and 2002, one customer, a wireless carrier and service provider, accounted for approximately 28% and 27% of accounts receivable, respectively.

During the years ended November 30, 2000, 2001 and 2002, one customer accounted for approximately 50.5%, 35% and 24% of the Company’s 2000, 2001 and 2002 sales, respectively.

The Company generally grants credit based upon analyses of its customers’ financial position and previously established buying and payment patterns.  The Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management’s credit evaluation.

A portion of the Company’s customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry.  Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales.

(c)                                  Fair Value

The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value because of the short term maturity of these instruments. The estimated fair value of the Company’s financial instruments is as follows:

	November 30, 2001		November 30, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Investment securities	$5,777	$5,777	$5,405	$5,405
Long-term obligations	$86,525	$86,525	$36,883	$36,883

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Investment Securities

The carrying amount represents fair value, which is based upon quoted market prices at the reporting date (Note 9).

Long-Term Obligations

The carrying amount of bank debt under the Company’s revolving credit agreement approximates fair value because the interest rate on the bank debt is reset every quarter to reflect current market rates.

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

The Company evaluates performance of the segments based upon income before provision for income taxes.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).  The Company allocates interest and certain shared expenses, including treasury, legal and human resources, to the segments based upon estimated usage.  Intersegment sales are reflected at cost and have been eliminated in consolidation.  A royalty fee on the intersegment sales, which is eliminated in consolidation, is recorded by the segments and included in other income (expense).  Certain items are maintained at the Company’s corporate headquarters (Corporate) and are not allocated to the segments.  They primarily include costs associated with accounting and certain executive officer salaries and bonuses and certain items including investment securities, equity investments, deferred income taxes, certain portions of excess cost over fair value of assets acquired, jointly-used fixed assets and debt.  The jointly-used fixed assets are the Company’s management information systems, which is jointly used by the Wireless and Electronics segments and Corporate.  A portion of the management information systems costs, including depreciation and amortization expense, are allocated to the segments based upon estimates made by management.  Segment identifiable assets are those which are directly used in or identified to segment operations.

During the year ended November 30, 2000, one customer of the Wireless segment accounted for approximately 50.5% of the Company’s 2000 sales.  During the year ended November 30, 2001, one customer of the Wireless segment accounted for approximately 35.0% of the Company’s 2001 sales.  During the year ended November 30, 2002, one customer of the Wireless segment accounted for approximately 24% of the Company’s consolidated 2002 sales.  No customers in the Electronics segment exceeded 10% of consolidated sales in fiscal 2000, 2001 or 2002.

	Wireless	Electronics	Corporate	Consolidated Totals
2000, As Restated
Net sales	1,393,820	276,471	—	1,670,291
Intersegment sales (purchases), net	302	(302)	—	—
Interest income	198	104	1,314	1,616
Interest expense	7,752	2,551	(4,729)	5,574
Depreciation and amortization	789	1,285	2,054	4,128
Income (loss) before provision for (recovery of) income tax, minority interest, and extraordinary item	30,219	16,632	(4,708)	42,143
Extraordinary item	—	—	2,189	2,189
Total assets	312,593	138,827	66,166	517,586
Goodwill, net	—	426	4,648	5,074
Non-cash items:
Provision for bad debt expense	1,946	758	(185)	2,519
Deferred income tax (benefit)	—	—	6,034	(6,034)
Minority interest	—	—	3,555	3,555
Capital expenditures	1,241	1,890	9,944	13,075

2001, As Restated
Net sales	978,888	297,703	—	1,276,591
Interest income	138	91	441	670
Interest expense	7,711	2,039	(4,575)	5,175
Depreciation and amortization	878	1,408	2,190	4,476
Income (loss) before provision for (recovery of) income tax, minority interest, and extraordinary item	(17,656)	13,623	(7,449)	(11,482)
Total assets	347,393	138,779	58,325	544,497
Goodwill, net	—	370	4,362	4,732
Non-cash items:
Provision for bad debt expense	629	1,091	216	1,936
Deferred income tax (benefit)	—	—	(3,332)	(3,332)
Minority interest	—	—	1,830	1,830
Capital expenditures	1,082	992	795	2,869

2002
Net sales	727,658	372,724	—	1,100,382
Interest income	81	169	259	509
Interest expense	3,984	1,605	(2,409)	3,180
Depreciation and amortization	1,114	1,571	2,095	4,780
Income (loss) before provision for (recovery of) income tax, minority interest, and cumulative effect	(24,906)	17,415	1,088	(6,403)
Total assets	304,337	209,231	37,667	551,235
Goodwill, net	—	2,224	4,602	6,826
Non-cash items:
Provision for bad debt expense	3,482	1,402	—	4,884
Deferred income tax expense	—	—	9,904	9,904
Minority interest	—	—	4,616	4,616
Capital expenditures	1,093	1,321	745	3,159

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

Net sales and long-lived assets by location for the years ended November 30, 2000, 2001 and 2002 were as follows.

	Net Sales			Long-Lived Assets
	2000	2001	2002	2000	2001	2002
	As Restated	As Restated

United States	$1,424,077	$1,061,853	$867,154	$43,541	$34,820	$40,506
Canada	68,004	85,796	143,368	—	—	—
Argentina	17,888	2,684	985	—	—	—
Peru	—	4,148	313	—	—	—
Portugal	7,679	—	—	—	—	—
Japan	—	—	—	7,387	6,545	—
Malaysia	15,294	12,570	11,637	849	1,220	1,038
Venezuela	15,264	22,422	16,744	644	8,339	852
Mexico, Central America and Caribbean	100,599	77,134	28,655	—	—	—
Chile	15,794	1,077	21,711	—	—	—
Other foreign countries	5,692	8,907	9,815	—	—	—
Total	$1,670,291	$1,276,591	$1,100,382	$52,421	$50,924	$42,396

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

Toshiba was a 5% stockholder in ACC (Note 5).  During the years ended November 30, 2000, 2001 and 2002, 48%, 34% and 38% of the Company’s purchases, respectively, were from Toshiba (Note 5).  During the quarter ended November 30, 2001, the Company recorded a receivable in the amount of $4,550 from Toshiba for upgrades that were performed by the Company in 2001 on certain models which Toshiba manufactured. Subsequent to November 30, 2001, the amount was received in full.  At November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 for price protection and software upgrades. Subsequent to November 30, 2002, the amounts were paid in full.

At November 30, 2002, the Company had on hand 504,200 units in the amount of $91,226, which has been recorded in inventory and accounts payable on the accompanying consolidated balance sheet.  Of this accounts payable, $56,417 is subject to an arrangement with the manufacturer of the phones, which provides for, among other things, extended payment terms.  The payment terms are such that the payable is non-interest bearing, and the Company is not required to pay for the phones until shipment has been made to the Company’s customers.  The remaining $34,809 of the $91,226 accounts payable is payable in accordance with the terms established in a distribution agreement with the vendor, which is 30 days. For certain inventory items, the Company is entitled to receive price protection in the event the selling price to its customers is less than the purchase price from the manufacturer.  The Company records such price protection, as necessary, at the time of the sale of the units.  As of November 30, 2002, such price protection amounted to $32,643, of which $27,683 was recorded as a reduction to cost of sales as the related inventory was sold.  The other $4,960 in price protection for 2002 has been reflected as a reduction to the remaining inventory cost.

On May 29, 2002, Toshiba purchased an additional 20% of ACC for $23,900 in cash, bringing Toshiba’s total ownership interest in ACC to 25%.  In addition, an $8,100 convertible subordinated note (the Note) was issued to Toshiba.  The Note bears interest at a per annum rate equal to 1¾% and interest is payable annually on May 31st of each year, commencing May 31, 2003.  The unpaid principle amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years.  In accordance with the provisions of the Note, Toshiba may convert the balance of the Note into additional shares of ACC in order to maintain a maximum 25% interest in ACC.

In connection with the transaction, ACC and Toshiba formalized a distribution agreement whereby ACC will be Toshiba’s exclusive distributor for the sale of Toshiba products in the United States, Canada, Mexico and all countries in the Caribbean and Central and South America through May 29, 2007.  Also, in accordance with the terms of the stockholders agreement, upon the termination of the distribution agreement in accordance with certain terms of the distribution agreement.  Pursuant to the agreement, the put right is only exercisable if ACC terminates the distribution agreement or if another strategic investor acquires a direct or indirect equity ownership interest in excess of 20% in the Company.  Toshiba maintains a put right and the Company a call right, to repurchase all of the shares held by the other party for a price equal to the fair market value of the shares as calculated in accordance with the agreement. Audiovox’s call right is only exercisable if Toshiba elects to terminate the distribution agreement after its initial five (5) year term.

The Company engages in transactions with Shintom and TALK (Note 5).

(25)                            Commitments and Contingencies

Contingencies

The Company is currently, and has in the past been, a party to routine litigation incidental to its business.  From time to time, the Company receives notification of alleged violations of registered patent holders’ rights.  The Company has either been indemnified by its manufacturers in these matters,  obtained the benefit of a patent license, or has decided to vigorously defend such claims. For one such patent claim, the Company has recorded an accrual of approximately $496 which represents a settlement offer that has been put forward by the Company to settle this matter.  However, the Company can give no assurances that this particular legal matter can be settled for this amount.  On November 6, 2002, Audiovox Electronics Corporation (“AEC”) was served with a summons and complaint in an action for patent infringement that was instituted by a certain party against AEC in the United State District Court for the Southern District of New York.  The complaint seeks equitable relief and damages for alleged infringement of a patent.  AEC has meritorious defenses to this claim and intends to vigorously defend this action.  However, the Company cannot be certain of the outcome of this matter.

Subsequent to November 30, 2002, the Company and Audiovox Communications Corp. (“ACC”), along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with FCC ordered emergency 911 call processing capabilities.   There are various procedural motions pending and no discovery has been conducted to date.  These lawsuits have been consolidated and transferred to the United States District Court for the Northern District of Illinois.  The Company and ACC intend to vigorously defend this matter.  However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

Also, subsequent to November 30, 2002, the Company was named in a class action lawsuit alleging non-compliance with emergency 911 call processing capabilities. The Company intends to defend itself vigorously in this matter.  However, no assurances regarding the outcome of this matter can be given at this time.

During 2001, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones.  These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland.  On March 5, 2003, Judge Catherine C. Blake of the United States District Court for the District of Maryland granted the defendants’ consolidated motion to dismiss these complaints.  Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit.  It is anticipated that the appeal will be heard in late 2003 or early 2004.

There are various procedural motions pending and no discovery has been conducted to date. The Company has asserted indemnification claims against the manufacturers of the hand-held wireless telephones. The Company is vigorously defending these class action lawsuits.

In July 2002, Audiovox Communications Corp. instituted suit against Northcoast Communications, LLC in the Supreme Court of the State of New York, County of Suffolk seeking recovery of the sum of $1,818 as the balance due it for cellular telephones sold and delivered.  In its answer Northcoast interposed counterclaims including fraud, negligent misrepresentation and breach of contract seeking damages in excess of $10,000.  The parties have recently served discovery demands and no depositions have been taken to date.  Based on discussions with management and review of Audiovox’s documents, Northcoast’s counterclaims appear to be without merit and interposed to avoid payment of the underlying indebtedness.

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

(26)

class=Section3>

Unaudited Quarterly Financial Data - As Restated

Selected unaudited, quarterly financial data of the Company for the years ended November 30, 2001 and 2002 appears below:

	QUARTER ENDED
(Dollars in thousands, except per share data)	Feb. 28	May 31	Aug. 31	Nov. 30
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
2001
Net sales	348,047	276,581	310,811	341,152
Gross profit	23,861	5,393	24,001	18,135
Operating expenses	18,913	18,997	21,470	21,246
Income (loss) before provision for (recovery of) income taxes and minority interest	5,552	(13,891)	1,248	(4,393)
Provision for (recovery of) income taxes	2,029	(5,024)	540	(1,169)
Minority interest income (expense)	(170)	562	121	147
Net income (loss)	3,353	(8,305)	829	(3,077)
Net income (loss) per common share:
Basic	0.15	(0.38)	0.04	(0.14)
Diluted	0.15	(0.38)	0.04	(0.14)

	QUARTER ENDED
(Dollars in thousands, except per share data)	Feb. 28	May 31	Aug. 31	Nov. 30
	(As Restated)	(As Restated)	(As Restated)
2002
Net sales	184,269	297,267	301,992	316,853
Gross profit	13,723	18,653	27,468	14,755
Operating expenses	18,946	24,089	21,283	24,356
Income (loss) before provision for (recovery of) income taxes, minority interest, and cumulative effect	(7,554)	7,993	4,985	11,571
Provision for (recovery of) income taxes	(1,500)	4,320	2,416	7,696
Minority interest income (expense)	557	257	49	4,193
Income (loss) before cumulative effect	(5,497)	3,673	2,618	(15,074)
Cumulative effect	240	—	—	—
Net income (loss)	(5,257)	3,673	2,618	(15,074)
Net income (loss) per common share before cumulative effect:
Basic	(0.25)	0.17	0.12	(0.69)
Diluted	(0.25)	0.17	0.12	(0.69)
Net income (loss)
Basic	(0.24)	0.17	0.12	(0.69)
Diluted	(0.24)	0.17	0.12	(0.69)

The following selected unaudited, quarterly financial data of the Company for all quarters in fiscal 2001 and the first three quarters of fiscal 2002 have been restated (see Note 2).

	Fiscal 2001 For the Quarter Ended February 28,
	As Reported (1)	Restatement Adjustments		Reclassification Adjustments		As Restated

Net sales	$328,302	$19,745	(2)(5)	—		$348,047
Cost of sales	301,212	18,387	(2)	$4,587	(3)	324,186

Gross profit	27,090	1,358		(4,587)		23,861

Operating expenses:
Selling	7,021	—		—		7,021
General and administrative	11,134	—		(144	)(3)	10,990
Warehousing and technical support	5,345	—		(4,443	)(3)	902
Total operating expenses	23,500	—		(4,587)		18,913

Operating income	3,590	1,358		—		4,948

Total other income (expense), net	604	—		—		604

Income before provision for income taxes and minority interest	4,194	1,358		—		5,552
Provision for income taxes	1,458	571	(4)	—		2,029
Minority interest	(170)	—		—		(170)
Net income	$2,566	$787		—		$3,353

Net income per common share (basic)	$0.12	$0.03		—		$0.15
Net income per common share (diluted)	$0.12	$0.03		—		$0.15

Weighted average number of common shares outstanding (basic)	21,654,486					21,654,486

Weighted average number of common shares outstanding (diluted)	22,034,838					22,034,838

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

(4)          Amounts reflect adjustments for (h) income taxes.

(5)          Amounts reflect adjustments for (f) sales incentives.

	Fiscal 2001 For the Quarter Ended May 31,
	As Reported(1)	Restatement Adjustments		Reclassification Adjustments		As Restated

Net sales	$276,814	$(233	)(4)	—		$276,581
Cost of sales	266,090	—		$5,098	(2)	271,188

Gross profit	10,724	(233)		(5,098)		5,393

Operating expenses:
Selling	7,372	—		—		7,372
General and administrative	10,577	190		(147	)(2)	10,620
Warehousing and technical support	5,956	—		(4,951	)(2)	1,005

Total operating expenses	23,905	190		(5,098)		18,997

Operating income (loss)	(13,181)	(423)		—		(13,604)

Total other income (expense), net	(287)	—		—		(287)

Income (loss) before provision for (recovery of) income taxes and minority interest	(13,468)	423	(5)	—		(13,891)
Provision for (recovery of) income taxes	(4,649)	(375	)(3)	—		(5,024)
Minority interest	556	6	(5)	—		562

Net income (loss)	$(8,263)	$(42)		—		$(8,305)

Net income (loss) per common share (basic)	$(0.38)	$0.00		—		$(0.38)

Net income (loss) per common share (diluted)	$(0.38)	$0.00		—		$(0.38)

Weighted average number of common shares outstanding (basic)	21,920,990					21,920,990

Weighted average number of common shares outstanding (diluted)	21,920,990					21,920,990

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

(4)          Amounts reflect adjustments for (f) sales incentives.

(5)          Amount reflects impact of the restatement adjustments on minority interest.

	Fiscal 2001 For the Quarter Ended August 31,
	As Reported (1)	Restatement Adjustments		Reclassification Adjustments		As Restated

Net sales	$311,715	$(904	)(2)(5)	—		$310,811
Cost of sales	282,745	(942	)(2)	$5,007	(3)	286,810

Gross profit	28,970	38		(5,007)		24,001

Operating expenses:
Selling	8,018	—		—		8,018
General and administrative	12,261	303		(149	)(3)	12,415
Warehousing and technical support	5,895	—		(4,858	)(3)	1,037

Total operating expenses	26,174	303		(5,007)		21,470

Operating income (loss)	2,796	(265)		—		2,531

Total other income (expense), net	(1,283)	—		—		(1,283)

Income (loss) before provision for (recovery of) income taxes and minority interest	1,513	(265)		—		1,248
Provision for (recovery of) income taxes	618	(78	)(4)	—		540
Minority interest	111	10	(6)	—		121

Net income (loss)	$1,006	$(177)		—		$829

Net income (loss) per common share (basic)	$0.05	$(0.01)		—		$0.04

Net income (loss) per common share (diluted)	$0.05	$(0.01)		—		$0.04

Weighted average number of common shares outstanding (basic)	21,966,461					21,966,461

Weighted average number of common shares outstanding (diluted)	22,170,039					22,170,039

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

(5)          Amounts reflect adjustments for (f) sales incentives.

(6)   Amount reflects impact of the restatement adjustments on minority interest.

	Fiscal 2001 For the Quarter Ended November 30,
	As Reported(1)	Restatement Adjustments		Reclassification Adjustments		As Restated

Net sales	$339,803	$1,349	(2)(6)	—		$341,152
Cost of sales	317,160	524	(2)(5)	$5,333	(3)	323,017

Gross profit	22,643	825		(5,333)		18,135

Operating expenses:
Selling	7,628	—		—		7,628
General and administrative	12,433	196	(5)	(148	)(3)	12,481
Warehousing and technical support	6,322	—		(5,185	)(3)	1,137
Total operating expenses	26,383	196		(5,333)		21,246

Operating income (loss)	(3,740)	629		—		(3,111)

Total other income (expense), net	(1,282)	—		—		(1,282)

Income (loss) before provision for (recovery of) income taxes and minority interest	(5,022)	629		—		(4,393)
Provision for (recovery of) income taxes	(1,364)	195	(4)	—		(1,169)
Minority interest	140	7	(7)	—		147

Net income (loss)	$(3,518)	$441		—		$(3,077)

Net income (loss) per common share (basic)	$(0.16)	$0.02		—		$(0.14)

Net income (loss) per common share (diluted)	$(0.16)	$0.02		—		$(0.14)

Weighted average number of common shares outstanding (basic)	21,966,461					21,966,461

Weighted average number of common shares outstanding (diluted)	21,966,461					21,966,461

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

(6)          Amounts reflect adjustments for (f) sales incentives.

(7)   Amount reflects impact of the restatement adjustments on minority interest.

	Fiscal 2002 For the Quarter Ended February 28,
	As Reported (1)	Restatement Adjustments		Reclassification Adjustments		As Restated

Net sales	$188,597	$(4,328	)(2)(8)	—		$184,269
Cost of sales	170,781	(5,058	)(2)(6)(7)	$4,823	(3)	170,546
Gross profit	17,816	730		(4,823)		13,723
Operating expenses:
Selling	6,754	(3	)(2)	—		6,751
General and administrative	10,651	542	(2)(5)(6)	(140	)(3)	11,053
Warehousing and technical support	5,846	(21	)(2)	(4,683	)(3)	1,142
Total operating expenses	23,251	518		(4,823)		18,946
Operating income (loss)	(5,435)	212		—		(5,223)
Total other income (expense), net	(981)	(1,350	)(5)	—		(2,331)
Loss before provision for (recovery of) income taxes, minority interest and before cumulative effect of a change in accounting for negative goodwill	(6,416)	(1,138)		—		(7,554)
Provision for (recovery of) income taxes	(1,670)	170	(4)	—		(1,500)
Minority interest	557	—		—		557
Loss before cumulative effect of a change in accounting for negative goodwill	(4,189)	(1,308)		—		(5,497)
Cumulative effect of a change in accounting for negative goodwill	240	—		—		240
Net loss	$(3,949)	$(1,308)		—		$(5,257)
Net loss per common share (basic) before cumulative effect of a change in accounting for negative goodwill	$(0.19)	$(0.06)		—		$(0.25)
Cumulative effect of a change in accounting for negative goodwill	0.01	—		—		0.01
Net loss per common share (basic)	$(0.18)	$(0.06)		—		$(0.24)
Net loss per common share (diluted) before cumulative effect of a change in accounting for negative goodwill	$(0.19)	$(0.06)		—		$(0.25)
Cumulative effect of a change in accounting for negative goodwill	0.01	—		—		0.01
Net loss per common share (diluted)	$(0.18)	$(0.06)		—		$(0.24)
Weighted average number of common shares outstanding (basic)	21,967,263					21,967,263
Weighted average number of common shares outstanding (diluted)	21,967,263					21,967,263

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

(7)          Amounts reflect adjustments for (e) inventory pricing.

(8)          Amounts reflect adjustments for (f) sales incentives.

	Fiscal 2002 For the Quarter Ended May 31,
	As Reported	Restatement Adjustments		Reclassification Adjustments		As Restated

Net sales	$304,603	$(7,336	)(1)(7)	—		$297,267
Cost of sales	280,778	(7,537	)(1)(5)(6)	$5,373	(2)	278,614
Gross profit	23,825	201		(5,373)		18,653

Operating expenses:
Selling	7,631	(10	)(1)	—		7,621
General and administrative	15,856	245	(1)(4)	(148	)(2)	15,953
Warehousing and technical support	5,889	(149	)(1)(4)	(5,225	)(2)	515
Total operating expenses	29,376	86		(5,373)		24,089

Operating income (loss)	(5,551)	115		—		(5,436)

Total other income (expense), net	14,843	(1,627	)(4)(9)	—		13,216
Income before provision for income taxes and minority interest	9,292	(1,512)		—		7,780
Provision for income taxes	5,092	(772	)(3)	—		4,320
Minority interest	255	(42	)(8)			213
Net income	$4,455	$(782)		—		$3,673

Net income per common share (basic)	$0.20	$(0.03)		—		$0.17

Net income per common share (diluted)	$0.20	$(0.03)		—		$0.17

Weighted average number of common shares outstanding (basic)	21,967,263					21,967,263

Weighted average number of common shares outstanding (diluted)	22,007,598					22,007,598

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

(8)  Amounts reflect adjustments for gain on issuance of subsidiary shares.

(9) Amounts reflect impact of the restatement adjustments on minority interest

	Fiscal 2002 For the Quarter Ended August 31,
	As Reported	Restatement Adjustments		Reclassification Adjustments		As Restated

Net sales	$291,367	$10,625	(1)(7)	—		$301,992
Cost of sales	259,791	9,441	(1)(5)(6)	$5,292	(2)	274,524

Gross profit	31,576	1,184		(5,292)		27,468

Operating expenses:
Selling	7,486	11	(1)	—		7,497
General and administrative	13,208	(372	)(1)(4)(5)	(150	)(2)	12,686
Warehousing and technical support	6,138	104	(1)(4)	(5,142	)(2)	1,100
Total operating expenses	26,832	(257)		(5,292)		21,283

Operating income (loss)	4,744	1,441		—		6,185

Total other income (expense), net	(953)	(247	)(4)	—		(1,200)

Income before provision for income taxes and minority interest	3,791	1,194		—		4,985

Provision for income taxes	2,018	398	(3)	—		2,416
Minority interest	94	(45	)(8)	—		49

Net income	$1,867	$751		—		$2,618

Net income per common share (basic)	$0.09	$0.03		—		$0.12

Net income per common share (diluted)	$0.08	$0.04		—		$0.12

Weighted average number of common shares outstanding (basic)	21,947,573					21,947,573

Weighted average number of common shares outstanding (diluted)	21,982,803					21,982,803

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

(7) Amounts reflect adjustments for (f) sales incentives.

(8) Amount reflects impact of the restatement adjustments on minority interest.

Fiscal 2002 For the Quarter Ended November 30,

Net sales	$316,853
Cost of sales	302,098

Gross profit	14,755

Operating expenses:
Selling	7,639
General and administrative	15,600
Warehousing and technical support	1,117
Total operating expenses	24,356

Operating loss	(9,601)

Total other income (expense), net	(1,970)

Loss before provision for income taxes and minority interest	(11,571)

Provision for income taxes	7,696
Minority interest	4,193

Net loss	$(15,074)

Net loss per common share (basic)	$(0.69)

Net loss per common share (diluted)	$(0.69)

Weighted average number of common shares outstanding (basic)	21,809,903

Weighted average number of common shares outstanding (diluted)	21,809,903

(27)                            Fourth Quarter Adjustments

During the fourth quarter of fiscal 2002, the Company recorded the following adjustments to its statement of operations (i) a $13,090 valuation allowance for deferred tax assets that were considered more likely than not to be unrecoverable related to the Wireless segment (note 16); (ii) an inventory obsolescence charge of $7,665  and $2,725 for the Wireless Group and Electronics Group, respectively, relating to inventory (Note 1(f)); (iii) a $1,158 other-than-temporary impairment charge related to investment securities (Note 9); (iv) a $2,091 bad debt reserve related to certain customers whose financial condition and ability to pay their outstanding receivables became doubtful during the fourth quarter;  and (v) the reversal of unearned sales incentives of $763 and $947 for the Wireless Group and Electronics Group, respectively.  The Company has determined that none of these adjustments relate to prior quarters.

(28)                            Accrued Sales Incentives

During the quarter ended May 31, 2002, the Company adopted the provisions of EITF 01-9.  As a result of adopting EITF 01-9 in 2002, the Company has reclassified co-operative advertising, market development funds and volume incentive rebate costs (collectively sales incentives), which were previously included in selling expenses, to net sales as the Company does not receive an identifiable benefit in connection with these costs.  As a result of this reclassification, net sales and selling expenses, after restatement, were reduced by $15,388 and $11,100 for the years ended November 30, 2000 and 2001, respectively.  There was no further impact on the Company’s consolidated financial statements as a result of the adoption of EITF 01-9 as the Company’s historical accounting policy with respect to the recognition and measure of sales incentives is consistent with EITF 01-9.

A summary of the activity with respect to sales incentives for the last three years on a segment and consolidated basis is provided below:

Wireless

	Fiscal 2000	Fiscal 2001	Fiscal 2002
	As Restated	As Restated

Opening balance	$7,771	$11,700	$5,209
Accruals	21,240	19,680	31,186
Payments	(9,046)	(13,616)	(25,654)
Reversals for unearned incentives	(3,197)	(7,535)	(570)
Reversals for unclaimed incentives	(5,068)	(5,020)	(2,646)

Ending balance	$11,700	$5,209	$7,525

Electronics

	Fiscal 2000	Fiscal 2001	Fiscal 2002
	As Restated	As Restated

Opening balance	$3,366	$2,894	$3,265
Accruals	3,496	5,789	7,665
Payments	(2,885)	(3,604)	(4,804)
Reversals for unearned incentives	(970)	(1,516)	(784)
Reversals for unclaimed incentives	(113)	(298)	(716)
Ending balance	$2,894	$3,265	$4,626

Consolidated

	Fiscal 2000	Fiscal 2001	Fiscal 2002
	As Restated	As Restated
Opening balance	$11,137	$14,594	$8,474
Accruals	24,736	25,469	38,851
Payments	(11,931)	(17,220)	(30,458)
Reversals	(9,348)	(14,369)	(4,716)
Ending balance	$14,594	$8,474	$12,151

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

None

PART III

Item 10 - Directors and Executive Officers of the Registrant

Section 16(a) Beneficial Ownership Reporting Compliance

See the information set forth in the section entitled “Directors and Executive Officers of the Registrant” in Part I, Item 4(d) of this Form 10-K.

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”) and the Nasdaq Stock Market (the “Nasdaq”).  These Reporting Persons are required by SEC regulation to furnish us with copies of all Form 3, 4 and 5 they file with the SEC and Nasdaq.  Based solely upon our review of the copies of the forms it has received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11 - Executive Compensation

The following Summary Compensation Table sets forth the compensation earned by each individual who served as the Company’s Chief Executive Officer during fiscal year 2002 and the four other most highly compensated executive officers who were serving as such as of November 30,2002 (collectively, the “Named Officers”).

Summary Compensation Table

	Annual Compensation (1)
Name and Principal Position	Year	Salary(2)		Bonus	All Other Compensation(3)

John J. Shalam
President and CEO	2002	450,677		128,669	11,025
	2001	450,000		122,000	9,185
	2000	450,000		1,273,000	16,616

Philip Christopher
Executive Vice President	2002	476,419	(4)	1,800,000	2,762
	2001	450,000		117,000	8,234
	2000	450,000		897,000	8,721

	Annual Compensation (1)
Name and Principal Position	Year	Salary(2)	Bonus	All Other Compensation(3)

Charles M. Stoehr
Senior Vice President and
CFO	2002	326,418	242,890	4,253
	2001	325,000	41,000	8,234
	2000	325,000	449,000	10,902

Patrick M. Lavelle
Senior Vice President	2002	201,277	1,204,508	1,980
	2001	200,000	655,636	7,998

	2000	200,000	781,365	8,709

Richard A. Maddia
Vice President,
Information Systems	2002	176,209	37,500	1,213
	2001	175,000	65,000	7,409
	2000	150,500	52,500	8,313

(1)           No other annual compensation was paid and no restricted stock awards or options were granted to the named individuals in 2002, 2001 and 2000 and the “Other Annual Compensation”, “Restricted Stock” and “Securities Underlying Options” columns have been omitted.

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

(4)           Mr. Christopher’s base salary for the first six (6) months of fiscal 2002 was $450,000.  Effective May 29, 2002, Mr. Christopher’s base salary was increased to $500,000 pursuant to an employment agreement (see discussion below under caption “Employment Agreements”).

Employment Agreements

Effective May 29, 2002, Audiovox Communications Corporation (“ACC”) entered into an employment agreement with Philip Christopher (the “Agreement”).  The Agreement, unless terminated earlier, shall continue until May 29, 2007 and thereafter shall automatically extend by consecutive twelve-month periods unless terminated by ACC on written notice.

Pursuant to the Agreement, Mr. Christopher receives a base salary of $500,000, subject to annual Consumer Price Index increases, and an annual bonus equal to two (2%) percent of ACC’s annual earnings before income taxes.

The Agreement further provides for equity incentives, vesting of stock options, reimbursement of reasonable business expenses and use of an automobile.  The Agreement also provided for a bonus pool of $3.2 million, of which Mr. Christopher received $1.8 million (See Bonus disclosure in the Executive Compensation Table).

In the event ACC terminates Mr. Christopher’s employment without cause or if Mr. Christopher resigns his employment within ninety (90) days after: a significant adverse change in his authority and responsibilities; a reduction in his base salary; nonpayment of his bonus; or a material breach by ACC of any obligation under this Agreement, Mr. Christopher is entitled to receive a separation payment equal to his salary for the remainder of the contract term, plus an average annual bonus plus a cash payment of one million dollars.  Mr. Christopher will not be entitled to a separation payment if his employment with ACC is terminated for any reason after the fifth anniversary of the effective date.

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

	Shares Acquired on Exercise	Value Realized($)	Number of Securities Underlying Options at November 30, 2002	Value* of In-the-money Options at November 30, 2002
Name			Exercisable/ Unexercisable	Exercisable/ Unexercisable
John J. Shalam	N/A	N/A	525,000/0	$1,945,125/$0
Philip Christopher	N/A	N/A	1,011,000/0	$1,158,538/$0
Charles M. Stoehr	N/A	N/A	172,500/0	$193,538/$0
Patrick M. Lavelle	N/A	N/A	245,700/0	$217,253/$0
Richard A. Maddia	N/A	N/A	40,000/0	$62,050/$0

*      Based on the fair market value of the Company’s Common Stock at November 30, 2002 less the exercise price payable for such shares.

Long-Term Incentive Plans - Awards in Last Fiscal Year

Name	Number of Shares, Units of Other Rights(1)	Performance or Other Period Until Maturation or Payout

John J. Shalam	7.1428571364 Units(2)	An initial public offering by Audiovox Communications Corp. (“ACC”) or an acquisition of a controlling interest in ACC
Philip Christopher	7.1428571364 Units(2)	An initial public offering by ACC - or the plan termination date, May 28, 2007.
Charles M. Stoehr	N/A	N/A
Patrick M. Lavelle	N/A	N/A
Richard A. Maddia	N/A	N/A

(1)                                  The awards relate to the Class A Common Stock of Audiovox Communications Corp., (the “Stock”) a subsidiary of Audiovox Corporation, which has 146.666666 shares issued and outstanding.  Audiovox Corporation owns 75% of those shares.  Each unit is equivalent to one share of stock.

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

Compensation Committee Report on Executive Compensation

Responsibilities of the Committee

The Compensation Committee of the Board of Directors reviews and approves compensation for Audiovox’s executive officers and oversees and administers Audiovox’s stock option and restricted stock plans. The Compensation Committee recommends compensation for the Chief Executive Officer subject to the Board of Directors approval of such recommendations. The Chief Executive Officer submits recommended compensation levels for other executive officers of Audiovox to the Compensation Committee for its review and approval, subject to applicable employment agreements. Each member of the Compensation Committee is a non-employee Director of Audiovox. The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for fiscal 2002.

What is Audiovox’s Philosophy of Executive Officer Compensation?

Our compensation programs are designed to attract and retain talented executives and motivate them to achieve corporate and business objectives that will increase stockholder value. To attain both near and long term corporate goals, it is our policy to provide incentives to senior management and reward outstanding performance and contributions to Audiovox’s businesses. Consequently, Audiovox’s compensation program for its executives includes a competitive base salary, a performance-based annual bonus and stock-based compensation.  This approach to executive compensation enables Audiovox to attract and retain executives of outstanding ability while ensuring that our executives’ compensation advances the interests of our shareholders. Consequently, a large proportion of our executives’ compensation, the annual bonus, is dependent in significant part on Audiovox’s performance. Although Audiovox does not have employment agreements with any of its executive officers, Mr. Philip Christopher’s compensation is governed by an employment agreement with Audiovox Communications Corp.

Base Salary

Salaries for the executive officers are designed to attract and retain qualified and dedicated executive officers.  Annually, the Committee reviews salary recommendations made by Audiovox’s Chief Executive Officer and evaluates individual responsibility levels, experience, performance and length of service. Base salaries for Audiovox’s executive officers are fixed at levels commensurate with competitive amounts paid to senior executives with comparable qualifications at companies engaged in the same or similar businesses.

Annual Bonus

Bonus compensation provides Audiovox with a means of rewarding performance based upon attainment of corporate profitable during the fiscal year. For fiscal 2002, the Compensation Committee established bonus compensation formulas for its executives based upon the pre-tax earnings of the Company. The annual bonus paid to Mr. Lavelle is based upon the achievement of fiscal goals within Audiovox Electronics Corp. Mr. Christopher’s annual bonus for fiscal 2002 was paid pursuant to his employment agreement.

Stock Options

During fiscal 2002, no stock options were granted to the Company’s employees, including the Company’s executive officers.

How is the Chief Executive Officer Compensated?

The Compensation Committee has fixed the base salary of the Chief Executive Officer based on competitive compensation data, the Committee’s assessment of Mr. Shalam’s past performance and its expectation as to his future contributions in guiding and directing Audiovox and its business. Mr. Shalam’s 8 bonus for fiscal 2002 was calculated on Audiovox’s pre-income tax profit before extraordinary items, other non-recurring transactions and income taxes of the Company in accordance with Audiovox’s Executive Officer Bonus Plan that was approved by the shareholders in 2000.

How is Audiovox Addressing Internal Revenue Code Limits on Deductibility of Compensation?

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year.  However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. The Compensation Committee currently intends to structure performance-based compensation, including stock option grants and annual bonuses, to executive officers who may be subject to Section 162(m) in a manner that satisfies those requirements.  The Board and the Compensation Committee reserve the authority to award non-deductible compensation in other circumstances as they deem appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Company’s efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of two independent directors, Paul C. Kreuch, Jr. and Dennis McManus.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 30, 2003, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table below and (iii) all current directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided.  In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address (1)	Sole Voting or Investment Power		Percent of Outstanding Shares

John J. Shalam	4,590,577	(3)	21.7%
Philip Christopher	983,474		4.6%
Patrick M. Lavelle	183,078		*
Charles M. Stoehr	144,549		*
Richard Maddia	37,040		*
Ann M. Boutcher	16,323		*
Paul C. Kreuch, Jr.	13,000		*
Dennis F. McManus	11,000		*
Irving Halevy	—		*
Peter Lesser	—		*
All directors and officers as a group (10 persons)	5,979,041		26.8%

Name and Address of Other 5% Holders of Common Stock

Dimensional Fund Advisors, Inc. (4) 1299 Ocean Ave, 11th Floor Santa Monica, CA 90401	1,245,721		6.0%

Kahn Brothers & Co., Inc. (5) 1299 Ocean Ave, 11th Floor Santa Monica, CA 90401	1,340,265		6.5%

*                                         Represents less than 1%

(1)                                  The address of each person, unless otherwise noted, is c/o Audiovox Corporation, 150 Marcus Blvd., Hauppauge, NY  11788.  In presents shares beneficially owned and in calculating each holder’s percentage ownership, only options exercisable by that person within 60 days of February 1, 2003 and no options exercisable by any other person are deemed to be outstanding.

(2)                                  The number of shares stated as “beneficially owned” includes stock options currently exercisable as follows: Mr. Shalam – 525,000, Mr. Christopher – 779,000, Mr. Lavelle – 165,700, Mr. Stoehr – 132,500, Mr. Maddia – 32,000, Ms. Boutcher – 11,000, Mr. Kreuch – 11,000 and Mr. McManus – 11,000.

(3)                                  Includes 2,144,152 shares of Class B common stock held by Mr. Shalam that he may convert into Class A common stock at any time.  Excludes 116,802 shares of Class B common stock and 2,002 shares of Class A common stock that are held in irrevocable trusts for the benefit of Mr. Shalam’s three sons.

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

Real Property Location	Expiration Date	Owner of Property	Rent Paid During Fiscal Year 2002

150 Marcus Blvd. Hauppauge, NY	November 30, 2008	150 Marcus Blvd. Realty LLC (1)	$530,000

Real Property Location	Expiration Date	Owner of Property	Rent Paid During Fiscal Year 2002

16808 Marquardt Avenue Cerritos, CA	June 30, 2008	Marquardt Associates (2)	563,399
555 Wireless Blvd. Hauppauge, NY	December 1, 2026	Wireless Blvd. Realty, LLC (3)	589,340
110 Marcus Blvd. Hauppauge, NY	May 31, 2006	110 Marcus Blvd. Realty LLC (4)	113,220

Equipment Location

555 Wireless Blvd. Hauppauge, NY	March 31, 2003	Wireless Blvd. Realty, LLC (3)	410,640

(1)                                  Property owned by 150 Marcus Blvd. Realty LLC, a New York limited liability company, of which John J. Shalam owns 1% and Mr. Shalam’s three sons own the remaining 99%.

(2)                                  Property owned by Marquardt Associates, a California partnership, owned 60% by John J. Shalam and 40% by Ardama Capital LLC, a New York limited liability company owned by Mr. Shalam’s three sons.

(3)                                  Property owned or leased by Wireless Blvd. Realty, LLC, a New York limited liability company, owned 98% by the Shalam Long Term Trust, 1% by John J. Shalam and 1% by Mr. Shalam’s three sons.  The Shalam Long Term Trust is a grantor trust of which Mr. Shalam is the Grantor and his three sons are the beneficiaries.

(4)                                  Property owned or leased by 110 Marcus Blvd. Realty, LLC, a Ne York limited liability company, of which John J. Shalam owns 1% and Mr. Shalam’s sons own the remaining 99%.

We believe that the terms of each of the leases are no less favorable to us than those that could have been obtained from unaffiliated third parties.  To the extent that conflicts of interest arise between us and such persons in the future, such conflicts will be resolved by a committee of disinterested directors.

PART IV

Item 14 - Controls and Procedures

Within the 90-day period immediately preceding the filing of this Report, the Company’s Chief Executive Officer and Principal Financial Officer has each evaluated the effectiveness of the Company’s “Disclosure

Controls and Procedures” and has concluded that they were effective.  As such term is used above, the Company’s Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission’s rules and forms.  Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date that the Company’s Chief Executive Officer and Principal Financial Officer conducted their evaluations of the Disclosure Controls and Procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15 - Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a) (1)

The following are included in Item 8 of this Report:

Independent Auditors’ Report

Consolidated Balance Sheets of Audiovox Corporation and Subsidiaries as of November 30, 2001 and 2002.

Consolidated Statements of Operations of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 2000, 2001 and 2002.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)  of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 2000, 2001 and 2002.

Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 2000, 2001 and 2002.

Notes to Consolidated Financial Statements.

(a) (2)

Financial Statement Schedules of the Registrant for the Years Ended November 30, 2000, 2001 and 2002.

Independent Auditors’ Report on Financial Statement Schedules (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2002).

Schedule II- Valuation and Qualifying Accounts (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2002).

All other financial statement schedules not listed are omitted because they are either not required or the information is otherwise included.

(3)                                  Exhibits

See Item 15(c) for Index of Exhibits.

(b)                                 Reports on Form 8-K

During the fourth quarter, the Company filed one report on Form 8-K, dated October 21, 2002 and filed on October 22, 2002.  The Form 8-K reported that on October 21, 2002, Audiovox Corporation submitted to the Securities and Exchange Commission (SEC) the Statements under Oath of the Principal Executive Officer and the Principal Financial Officer in accordance with the SEC’s June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

(c)                                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1; No. 33-107, filed May 4, 1987).

3.1a	Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 1993).

3.1b	Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000).

3.2	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1; No. 33-10726, filed May 4, 1987).

10.1

The Fourth Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions dated as of July 28, 1999 (incorporated by reference to the Company’s Form 8-K filed via EDGAR on October 27, 1999).

10.2

First Amendment, dated as of October 13, 1999, to the Fourth Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company’s Form 8-K filed via EDGAR on October 27, 1999).

10.3

Second Amendment, dated as of December 20, 1999, to the Fourth Amended and Restated Credit Agreement among the Registrant and the several banks and financial institutions (incorporated by reference to the Company’s Form 8-K filed via EDGAR on January 13, 2000).

Exhibit Number	Description

10.4

Securities Purchase Agreement made and entered into as of May 29, 2002, by and among Toshiba Corporation, Audiovox Communications Corp. and Audiovox Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).

10.5

Stockholders Agreement made and entered into as of May 29, 2002, by and among Toshiba Corporation, Audiovox Communications Corp. and Audiovox Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).

10.6

Distribution Agreement made and entered into as of May 29, 2002, by and between Toshiba Corporation and Audiovox Communications Corp.(incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).

10.7

Non-Negotiable Subordinated Convertible Promissory Note dated May 31, 2002 by Audiovox Communications Corp. in favor of Toshiba Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).

10.8

Employment Agreement effective as of May 29, 2002 by and among Audiovox Communications Corp., Philip Christopher and Audiovox Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).

10.9	Trademark License Agreement made as of May 29, 2002 between Audiovox Corporation and Audiovox Communications Corp.(incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).

10.10	Non-Negotiable Demand Note dated May 29, 2002 by Audiovox Communications Corp. in favor of Audiovox Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).

10.11

Sixth Amendment and Consent, dated as of May 28, 2002 to the Fourth Amended and Restated Credit Agreement, dated as of July 28, 1999 (as amended) among Audiovox Corporation, the several banks and other financial institutions from time to time parties thereto (collectively the “Lenders”) and JPMorgan Chase Bank, as administrative and collateral agent for the Lenders (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).

10.12	Long Term Incentive Compensation Award to John J. Shalam (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2002).

10.13	Long Term Incentive Compensation Award to Philip Christopher (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2002).

Exhibit Number	Description

21	Subsidiaries of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2002).

23	Independent Auditors’ Consent (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2002).

31.1	Certification Pursuant to Rule 13a-14(a) of The Securities Exchange Act of 1934 (filed herewith)

31.2	Certification Pursuant to Rule 13a-14(a) of The Securities Exchange Act of 1934 (filed herewith)

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

99.1	Consolidated Financial Report of Audiovox Specialized Applications, LLC (ASA) as of November 30, 2002 and 2001 and for the Years Ended November 30, 2002, 2001 and 2000 (filed herewith).

99.2	Consent of McGladrey & Pullen, LLP (filed herewith).

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

AUDIOVOX CORPORATION

October 7, 2004	BY:	/s/ John J. Shalam
John J. Shalam, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Shalam	President; Chief Executive Officer	October 7, 2004
John J. Shalam	(Principal Executive Officer)
and Director

/s/ Philip Christopher	Executive Vice President and Director	October 7, 2004
Philip Christopher

/s/ Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Charles M. Stoehr	and Director	October 7, 2004

/s/ Patrick M. Lavelle	Director	October 7, 2004
Patrick M. Lavelle

/s/ Ann Boutcher	Director	October 7, 2004
Ann Boutcher

/s/ Richard A. Maddia	Director	October 7, 2004
Richard A. Maddia

/s/ Paul C. Kreuch, Jr.	Director	October 7, 2004
Paul C. Kreuch, Jr.

/s/ Dennis McManus	Director	October 7, 2004
Dennis McManus

/s/ Irving Halevy	Director	October 7, 2004
Irving Halevy

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) OF THE
SECURITIES EXCHANGE ACT OF 1934

I, John J. Shalam, certify that:

1.             I have reviewed this annual report on Form 10-K/A of Audiovox Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)             Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.             The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	October 7, 2004	By:	/s/ John J. Shalam
John J. Shalam
Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) OF THE

SECURITIES EXCHANGE ACT OF 1934

I, Charles M. Stoehr, certify that:

1.             I have reviewed this annual report on Form 10-K/A of Audiovox Corporation;

2.             Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.             Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4.             The registrant’s other certifying officers(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)                                      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)                                      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.             The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	October 7, 2004	By:	/s/ Charles M. Stoehr
Charles M. Stoehr
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) AND RULE 15d-14(a)

SECTION 1350, CHAPTER 63 OF TITLE 18 OF THE UNITED STATE CODE,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K/A for the year ended November 30, 2002 (the “Report”) of Audiovox Corporation (the “Company”), as filed with the Securities and Exchange Commission on the date hereof, I, John J. Shalam, the Chief Executive Officer of the Company certify, to the best of my knowledge, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John J. Shalam
John J. Shalam
President and Chief Executive Officer
October 7, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) AND RULE 15d-14(a)

SECTION 1350, CHAPTER 63 OF TITLE 18 OF THE UNITED STATE CODE,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K/A for the year ended November 30, 2002, (the “Report”) of Audiovox Corporation (the “Company”), as filed with the Securities and Exchange Commission on the date hereof, I, Charles M. Stoehr, the Chief Financial Officer of the Company certify, to the best of my knowledge, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Charles M. Stoehr
Charles M. Stoehr
Chief Financial Officer
October 7, 2004

Exhibit 99.1

Audiovox Specialized Applications, LLC

And Subsidiary

Consolidated Financial Report

11.30.02

Report of Independent Registered Public Accounting Firm

To the Members

Audiovox Specialized Applications, LLC and Subsidiary

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Audiovox Specialized Applications, LLC and Subsidiary as of November 30, 2002 and 2001, and the related consolidated statements of income, members’ equity, and cash flows for each of the three years in the period ended November 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Specialized Applications, LLC and Subsidiary as of November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY & PULLEN, LLP

Elkhart, Indiana

December 26, 2002

Audiovox Specialized Applications, LLC and Subsidiary

Consolidated Balance Sheets

November 30, 2002 and 2001

	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$2,954,573	$1,463,009
Available-for-sale securities	—	965,000
Trade receivables	5,358,962	4,889,620
Note receivable	1,000,000	—
Inventories	11,090,071	10,756,837
Prepaid expenses	129,870	150,357
Total current assets	20,533,476	18,224,823

Leasehold Improvements and Equipment, at depreciated cost	2,032,175	2,395,028
Intangibles	$300,000	—
	22,865,651	$20,619,851
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$1,232,795	$1,030,338
Accrued expenses:
Payroll and related taxes	516,396	498,733
Warranty	1,605,114	1,098,165
Other	93,334	166,819
Total current liabilities	3,447,639	2,794,055
Commitments and Contingencies
Members’ Equity	19,418,012	17,825,796
	$22,865,651	$20,619,851

See Notes to Financial Statements.

Audiovox Specialized Applications, LLC and Subsidiary

Consolidated Statements Of Income

Years Ended November 2002, 2001, and 2000

	2002	2001	2000
Net sales	$47,307,819	$64,639,779	$56,326,563
Cost of goods sold	38,648,272	51,434,778	46,660,770
Gross profit	8,659,547	13,205,001	9,665,793

Selling, general and administrative expenses:	5,303,729	6,320,205	5,597,203
Operating income	3,355,818	6,884,796	4,068,590
Non-operating income (expense):
Interest income	130,370	82,058	36,390
Interest expense	(288)	(58,431)	(94,388)
	130,082	23,627	(57,998)
Net income	$3,485,900	$6,908,423	$4,010,592

See Notes to Financial Statements.

3

Audiovox Specialized Applications, LLC and Subsidiary

Consolidated Statements Of Members’ Equity

Years Ended November 2002, 2001, and 2000

	2002	2001	2000
Balance, beginning	$17,825,796	$20,086,187	$18,646,986
Net income	3,485,900	6,908,423	4,010,592
Member distributions	(1,893,684)	(9,168,814)	(2,571,391)
Balance, ending	$19,418,012	$17,825,796	$20,086,187

See Notes to Financial Statements.

Audiovox Specialized Applications, LLC and Subsidiary

Consolidated Statements Of Cash Flows

Years Ended November 2002, 2001, and 2000

	2002	2001	2000
Cash Flows From Operating Activities
Net income	$3,485,900	$6,908,423	$4,010,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	883,921	848,262	600,665
Loss on disposition of equipment	245,702	36,424	120,010
Change in assets and liabilities, net of effects of acquisition of Datron Corporation in 2002:
Decrease (increase) in:
Trade receivables	36,258	(1,403,421)	2,000,219
Inventories	1,499,521	6,517,967	185,596
Prepaid expenses	20,487	(76,841)	(4,467)
Increase (decrease) in:
Accounts payable	202,457	472,405	(845,421)
Accrued expenses	451,127	105,667	91,961
Net cash provided by operating activities	6,825,373	13,408,886	6,159,155
Cash Flows From Investing Activities
Proceeds on sale of equipment	42,112	71,574	6,367
Purchase of leasehold improvements and equipment	(447,237)	(635,402)	(915,292)
Disbursements on note receivable	(1,000,000)	—	—
Purchase of available-for-sale securities	—	(6,767,969)	—
Proceeds from sale of available-for-sale securities	965,000	5,802,969	—
Purchase of Datron Corporation assets	(3,000,000)	—	—
Net cash (used in) investing activities	(3,440,125)	(1,528,828)	(908,925)
Cash Flows From Financing Activities
Net payments on revolving credit agreement	—	(1,584,521)	(3,415,479)
Member distributions	(1,893,684)	(9,168,814)	(2,571,391)
Net cash (used in) financing activities	(1,893,684)	(10,753,335)	(5,986,870)
Increase in cash and cash equivalents	1,491,564	1,126,723	(736,640)
Cash and cash equivalents, beginning	1,463,009	336,286	1,072,926
Cash and cash equivalents, ending	$2,954,573	$1,463,009	$336,286

See Notes to Financial Statements.

Audovox Specialized Applications, LLC And Subsidiary

Notes To Financial Statements

Note 1.                                  Nature of Business, Use of Estimates, and Significant Accounting Policies

Nature of business:

Audiovox Specialized Applications (“ASA”) “The Mobile Electronics Company” is an international supplier of mobile electronics for the Automotive Industry including: Recreational Vehicle, Van/SUV Conversion, Commercial Vehicle, Heavy Duty Truck, Agricultural, Construction, Bus, Limousine, and Marine industries.  Its proprietary line of products include: Flexvision LCD Entertainment Systems, including DVD and video cassette players; Voyager Rear Observation and Bus Monitor/PA Systems and radios; Audiovox Televisions, and other Audio/Video Products; Nextgen Modular Chassis Systems; Aquatronics Marine Radios, Speakers, and Housings; Heavy Duty Systems, Radios and other Audio Products; CruiseTV satellite television systems.  These products are sold to customers throughout the world, generally on 30-day terms.  ASA is headquartered in Elkhart, Indiana and has other branch locations in Ft. Worth, Texas; Temecula, California; and Lavonia, Georgia.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant accounting policies:

Revenue recognition:

The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer.  The Company’s price is fixed and determined at the time of shipment and collectibility is reasonably assured and not contingent upon the customer’s resale of the product.  The customers are not given rights of return no are sales incentives provided.  The product sale is not subject to acceptance or installation by Company or customer personnel.

The Company recognizes royalty revenue at the time the related product is sold to a third party by Audiovox Corporation, a member of ASA, under the terms of the related royalty agreement.  Total royalty revenue under this agreement for the years ended November 30, 2002, 2001, and 2000 was approximately $3,140,000, $1,484,000 and $1,452,000 respectively.

Member equity:

In accordance with the generally accepted method of presenting limited liability company financial statements, the accompanying financial statements do not include other corporate assets and liabilities of the members, including their obligation for income taxes on the net income of the limited liability company nor any provision for income tax expense.

It is the Company’s intent to distribute funds to members to cover their income tax liabilities.  No provision has been made for any distributions which may be made subsequent to the balance sheet date.

The LLC operating agreement does not provide for separate classes of ownership.  Audiovox and ASA Electronics Corporation share equally in all LLC events and the related member accounts are considered equal on a fair value basis.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and CruiseTV, LLC (“CruiseTV”) a wholly-owned subsidiary.  All significant intercompany accounts have been eliminated in consolidation.

Cash and cash equivalents:

The Company maintains its cash accounts in two commercial banks in amounts which, at times, may be in excess of insurance limits provided by the Federal Deposit Insurance Corporation.

For purposes of the statement of cash flows, the Company considers investments in various repurchase agreements with its bank to be cash equivalents.

Available-for-sale securities:

At November 30, 2001, the Company owned tax-exempt bonds, which were classified as available-for-sale marketable debt securities.

 The Company accounts for these investments in accordance with FASB Statement No. 115.  Management determines the appropriate classification of securities at the date individual investment securities are acquired and the appropriateness of such classification is reassessed at each balance sheet date.  Since the Company neither buys investment securities in anticipation of short-term fluctuation in market prices nor commits to holding debt securities to their maturities, the investments in debt and equity securities have been classified as available-for-sale in accordance with Statement No. 115.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, if any, are reported as a separate component of members’ equity.

Trade receivables:

Trade receivables in the accompanying balance sheets at November 30, 2002 and 2001 are stated net of an allowance for doubtful accounts of approximately $59,000 and $25,000 respectively.

Inventories:

Inventories consist principally of finished goods and are stated at the lower of cost (primarily on a weighted moving average basis) or market.

Depreciation:

Depreciation of leasehold improvements and equipment is computed principally by the straight-line method over the estimated useful lives of the assets.

Long-lived assets and goodwill:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.

Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount.

As a result of adopting the provisions of SFAS No. 142, the Company did not record amortization expense relating to its goodwill. The Company performed its annual impairment test for goodwill, which indicated no reduction is required.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less that the carrying value, the Company would recognize an impairment loss at that date.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.  The Company performed its annual impairment test, which indicated no reduction is required.

Warranties:

The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold.

Income taxes:

The members have elected to be taxed for federal and state income tax purposes as a limited liability company under the provisions of the respective income tax codes.  Under these provisions, the members report net income of the Company on their corporate income tax returns.

Note 2.                                  Investment in Debt Securities

The following is a summary of the Company’s investment in available-for-sale securities as of November 30, 2001.

	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$965,000	$—	$—	$965,000

The amortized cost and fair value of debt securities as available-for-sale by maturity as of November 30, 2001 are as follows:

	Amortized	Fair
	Cost	Value
Due within one year	$10,000	$10,000
Due after one year through three years	245,000	245,000
Due after three years	710,000	710,000
	$965,000	$965,000

Expected maturities will differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.  The amount classified as current assets on the accompanying balance sheet as of November 30, 2001, represent the amount of marketable equity securities expected to be sold during the next year and the expected maturities of the debt securities during the next year.

A summary of proceeds from the sale of available-for-sale securities and investment earnings for the years ended November 30, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
Proceeds from the sale of available-for-sale securities	$965,000	$5,802,969	$—
Interest earned	$130,370	$82,058	$36,390

Note 3.                                  Note Receivable

The Company has an outstanding note receivable in the amount of $1,000,000 due January 2003.  The note bears interest at 10% payable monthly and is unsecured.

Note 4.                                  Leasehold Improvements and Equipment

The cost of leasehold improvements and equipment and the related accumulated depreciation at November 30, 2002 and 2001 are as follows:

	2002	2001
Leasehold improvements	$870,205	$868,559
Machinery and equipment	833,297	885,830
Tooling and molding	1,626,590	1,510,982
Transportation equipment	350,914	312,947
Office furniture and fixtures	193,757	191,056
Computer equipment	671,151	656,138
Booth displays	157,884	153,144
Construction in progress	82,410	3,745
	4,786,208	4,582,401
Less accumulated depreciation	2,754,033	2,187,373
	$2,032,175	$2,395,028

Note 5.                                  Pledged Assets and Notes Payable

The terms of a loan agreement with a bank permit the Company to borrow a maximum of $17,000,000, subject to a borrowing base determined by eligible accounts receivable and inventories.  At both November 30, 2002 and 2001, no amounts were outstanding under this agreement.  Borrowings under the agreement bear interest at prime (4.25% at November 30, 2002) minus 1.25% or LIBOR plus an applicable margin, at the Company’s option, are collateralized by accounts receivable, inventories, and equipment, and are due on demand.  In connection with the agreement, the Company is subject to certain financial covenants.

Note 6.                                  Major Customer

No customers or contracts comprised more than 10% of total net sales for the years ended November 30, 2002 and 2000.  Net sales during the year ended November 30, 2001 included a contract with one customer that totaled approximately $18,000,000.

Note 7.                                  Major Vendors

For the years ended November 30, 2002, 2001, and 2000, the Company purchased approximately 50%, 50%, and 46% of its products for resale from three vendors, two of which were the same in all three years.

Note 8.                                  Transactions with Related Parties and Lease Commitments

The Company is affiliated with various entities through common ownership by one of its members, Audiovox Corporation (“Audiovox”).  Transactions with Audiovox for the years ended November 30, 2002, 2001, and 2000 are approximately as follows:

	2002	2001	2000
Net product sales	$1,898,000	$5,522,000	$6,804,000
Royalty revenue	3,140,000	1,484,000	1,452,000
Purchases	1,916,000	1,124,000	1,363,000

The Company has a royalty agreement with Audiovox whereby the Company earns a 3% royalty on the member’s purchases of certain mobile video product from a third party.

At November 30, 2002 and 2001, amounts included in trade receivables and accounts payable resulting from the above transactions are as follows:

	2002	2001
Trade receivables	$666,827	$506,629
Accounts payable	378,390	208,826

The Company also leases warehouse, manufacturing, and office facilities from Irions Investments, LLC, an entity related through common ownership, for approximately $27,000 per month, plus the payment of property taxes, normal maintenance, and insurance on the property under an agreement which expires July 31, 2006, with three five-year options to extend, at the Company’s discretion.

The Company leases three other facilities from unrelated parties under agreements expiring between February 2003 and October 2004.  These agreements require aggregate monthly rentals totaling approximately $7,300, plus the payment of property taxes, normal maintenance, and insurance on the properties.  In addition, the Company leases certain equipment from unrelated parties under agreements that require monthly payments totaling approximately $4,500 and expires through July 2006.

The total rental expense included in the income statements for the years ended November 30, 2002, 2001, and 2000 is approximately $450,000, $474,000, and $477,000 respectively, of which approximately $328,000, $319,000 and $314,000 respectively was paid to Irions Investments, LLC.

The total approximate minimum rental commitment at November 30, 2002 under the leases is due as follows:

	Related Party	Other	Total
During the year ending November 30,
2003	$324,000	$70,000	$394,000
2004	324,000	55,000	379,000
2005	324,000	13,000	337,000
2006	216,000	9,000	225,000
	$1,188,000	$147,000	$1,335,000

Note 9.                                  Employee Benefit Plans

The Company has profit-sharing and 401(k) plans for the benefit of all eligible employees.  The Company’s contributions are discretionary with the Board of Directors and are limited to amounts deductible for federal income tax purposes.  Discretionary contributions were approximately $88,000, $115,000, and 114,000 for the years ended November 30, 2002, 2001, and 2000 respectively.

The Company also maintains a discretionary employee bonus plan for the benefit of its key executive and operating officers.  The Company has paid or accrued bonuses of approximately $695,000, $1,115,000, and $666,000 during the years ended November 30, 2002, 2001, and 2000 respectively.

The Company has a health plan for its employees, which is self-insured for medical and pharmaceutical claims up to $10,000 per participant and approximately $350,000 annually in aggregate.  Dental and vision coverage is entirely self-insured.  The excess loss portion of the employees’ coverage has been reinsured with a commercial carrier.  The total amount of net claims and insurance premiums for the years ended November 30, 2002, 2001, and 2000 was approximately $402,000, $513,700, and $456,800 respectively.

Note 10.                           Business Combination

On March 8, 2002, CruiseTV acquired substantially all of the assets of Datron Corporation.  Datron Corporation was a manufacturer of mobile satellite television systems for distribution generally in the United States.  As a result of the acquisition, CruiseTV expects to be the leading distributor of mobile satellite television systems.

The acquisition has been accounted for as a purchase and results of operations since the date of acquisition are included in the consolidated financial statements.

The aggregate purchase price was $3,000,000 including $1,500,000 in cash, $1,244,000 in the form of a six-month promissory note, and a deferred payment of $256,000.  The deferred payment is contingent upon the satisfaction of certain warranty claims in excess of a threshold agreed to in the purchase agreement.  The total amount of the deferred payment was placed in an escrow account, included in cash and cash equivalents on the balance sheet at November 30, 2002.  The allocation of the disbursement of the escrow account between the two parties is uncertain at November 30, 2002.  The acquisition resulted in goodwill of $300,000, all of which is deductible for tax purposes.

Unaudited proforma consolidated results of operations for the years ended November 30, 2002 and 2001 as though the assets of Datron Corporation had been acquired as of December 1, 2000 are approximately as follows:

	2002	2001
Net sales	$47,987,000	$68,930,000
Net income	$3,504,000	$6,406,000

Note 11.                           Litigation

The Company has pending legal proceedings that generally involve product liability and employment issues.  These proceedings are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company.  In the opinion of management the ultimate disposition of such proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 12.                           Cash Flows Information

Supplemental information relative to the statements of cash flows for the years ended November 30, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
Supplemental disclosures of cash flows information:
Cash payments for interest	$—	$62,410	$119,727
Supplemental schedule of noncash investing and financing activities:
Acquisition of Datron Corporation,
March 2002:
Accounts receivable	$506,000	$—	$—
Inventory	1,832,000	—	—
Equipment	362,000	—	—
Goodwill	300,000	—	—
Net cash	$3,000,000	$—	$—

Note 13.                           Reclassification

Certain items in the financial statements for the years ended November 30, 2001 and 2000 have been reclassified, with no effect on net income, to conform with the classifications used for the year ended November 30, 2002.

Exhibit 99.2

Consent of Independent Registered Public Accounting Firm

We have issued our report, dated December 26, 2002, on the consolidated financial statements of Audiovox Specialized Applications, LLC which are included in the Amendment to the Annual Report of Audiovox Corporation and subsidiaries on Form 10-K/A for the year ended November 30, 2002.  We hereby consent to the incorporation by reference of our report in the Registration Statements of Audiovox Corporation on Forms S-8 (Registration Nos. 333-36762 and 333-82073).

/s/ MCGLADREY & PULLEN, LLP
MCGLADREY & PULLEN, LLP

Elkhart, Indiana
October 5, 2004