Form 10-K/A
period 2003-11-30
AUDIOVOX CORP
filed 2004-10-07
CIK 807707

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2003

Commission file number 0-28839

AUDIOVOX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1964841 (IRS Employer Identification No.)
150 Marcus Blvd., Hauppauge, New York (Address of principal executive offices)	11788 (Zip Code)
(631) 231-7750 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Name of Each Exchange on
Title of each class:	Which Registered
Class A Common Stock $.01 par value	Nasdaq Stock Market

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

Yes ☒    No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the Registrant's Proxy Statement relating to its 2004 Annual Stockholders Meeting, to be filed subsequently—Part III.

i

PART I

Item 1—Business

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

        On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, acquired in cash (i) certain accounts receivable, inventory and trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") or (Recoton) and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton Corporation's Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1.9 million. The primary reason for this transaction was to expand the product offerings of Audiovox and to obtain certain long-standing trademarks such as Jensen®, Acoustic Research® and others. The Company also acquired an obligation with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH.

        The Company designs and markets a diverse line of products and provides related services throughout the world. These products and services include:

  •
  handsets and accessories for wireless communications

  •
  mobile entertainment and security products

  •
  mobile electronic products and accessories

  •
  consumer electronic products and accessories

        The Company markets its products under the well-recognized Audiovox® brand name and others, such as Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent®, as well as private labels through a large and diverse distribution network both domestically and internationally. The Company was a pioneer in the wireless industry, selling its first vehicle-installed wireless telephone in 1984 as a natural expansion of its automotive aftermarket products business. The Company's extensive distribution network and its long-standing industry relationships have allowed the Company to benefit from growing market opportunities in the wireless industry and to exploit emerging niches in the consumer electronics business.

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

        The Electronics Group has been positively influenced by an increase in the sale of consumer and mobile electronics. Specifically, sales for portable DVD players, DVD in a bag products, satellite radios and flat panel screens have increased due to higher customer demand. In addition, the recent acquisitions of Recoton trademarks (Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent®) and Code-Alarm have contributed to the increase in Electronic Group sales (see Note 6 to the consolidated financial statements).

        The following table shows net sales by group:

	2001 (1)	2002	2003	Percent Change 2001/2003
Wireless	$979	$727	$806	(17.7)%
Electronics	298	373	518	73.8%

Total	$1,277	$1,100	$1,324	3.7%

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

Strategy

        The Company's objective is to leverage the well-recognized Audiovox® brand name, which now includes Jensen®, Acoustic Research® and Advent®, and its extensive international distribution network to capitalize on the growing worldwide demand for wireless products and continue to provide innovative mobile and consumer electronics products in response to consumer demand. The key elements of the Company's strategy are:

        Increase market penetration by enhancing and capitalizing on the Audiovox® brand name.    The Company believes that the "Audiovox®" brand name, which includes Prestige®, Pursuit®, Rampage™, Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent®, is one of its greatest strengths. During the past 43 years, the Company has invested to establish the Audiovox® name as a well-known consumer brand for wireless and electronics products. The Company's wireless handsets generally bear the Audiovox® brand name or are co-branded with either a wireless carrier or brand name of its supplier. To further benefit from the Audiovox® name, the Company continues to introduce new products using its brand name and licenses its brand name for selected consumer products.

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

Wireless products

        Wireless sells an array of digital handsets, hand-held computing devices and accessories in a variety of technologies, principally CDMA. Digital products represented 99% of Wireless' 2003 total unit sales. Wireless generally markets its wireless products under the Audiovox® brand name or co-brands its products with its carrier customers, such as Verizon Wireless and Bell Distribution, Inc. or with the brand name of the supplier.

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

        Wireless' policy is to ship its products within 24 hours of a requested shipment date from public warehouses in Florida, New York, California, New Jersey, Canada and the Netherlands and from leased facilities located in New York and California.

Wireless product development, warranty and customer service

        Although Wireless does not have its own manufacturing facilities, it works closely with both customers and suppliers in feature design, development and testing of its products. In particular, Wireless:

  •
  with its wireless customers, determines future market feature requirements

  •
  works with its suppliers to develop products containing those features

  •
  participates in the design of the features and cosmetics of its wireless products

  •
  tests products in its own facilities to ensure compliance with Audiovox® standards

  •
  supervises testing of the products in its carrier markets to ensure compliance with carrier specifications

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

Wireless suppliers

        Wireless purchases its wireless products from several manufacturers located in Pacific Rim countries, including Japan, China, South Korea, Taiwan and Malaysia. In selecting its suppliers, Wireless considers quality, price, service, market conditions and reputation. Wireless generally purchases its products under short-term purchase orders and does not enter into long-term contracts with its suppliers. Wireless considers its relations with its suppliers to be good. Wireless believes that alternative sources of supply are currently available, although there could be a time lag and increased costs if it were to have an unplanned shift to a new supplier which could have a material impact on the Company. One wireless vendor accounted for approximately 83% of Wireless' 2003 purchases. In addition, approximately 15% of Wireless' 2003 purchases were from Toshiba, a related party (see Related Party Transaction of Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

  •
  mobile video products, including overhead and mobile entertainment systems, video cassette and DVD players

  •
  automotive security and remote start systems

  •
  automotive power accessories

  •
  navigation systems

        Sound products include:

  •
  autosound products, such as radios, speakers, amplifiers, CD changers and satellite radios

        Consumer electronics include:

  •
  home and portable stereos

  •
  two-way radios

  •
  LCD televisions

  •
  DVD players

  •
  MP3 players

  •
  cordless telephones

        The Electronics Group markets its products under the Audiovox® brand name, as well as several other Audiovox-owned or usage right trade names that include Prestige®, Pursuit®, Jensen®, Acoustic Research®, Advent®, Rampage™ and Code-Alarm. In addition, sales by the Company's Malaysian,

Venezuelan and American Radio subsidiaries fall under the Electronics Group. The Electronics Group's sales by product category were as follows:

	2001(1)	2002	2003	Percent
	(millions)
Mobile electronics	$157.7	$229.3	$294.5	86.7%
Sound	57.5	56.3	78.4	36.3
Consumer electronics	80.3	86.5	144.3	79.7
Other	2.2	0.6	0.5	(77.3)

Total	$297.7	$372.7	$517.7	73.9%

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

Licensing and Royalties

        In the late 1990's, the Company began to license its brand name for use on selected products, such as home and portable stereo systems. Actual sales of licensed products are not included in the Company's reported net sales. However, licensed customers have reported sales of $52.4 million in licensed goods in 2003 compared to $43.6 million in 2002 for which the Company received license fees. License sales promote the Audiovox® brand name without adding any significant costs. License fees are recognized on a per unit basis upon sale to the end-user and are recorded in other income. License fees in fiscal 2003 approximated $1,116 compared to approximately $922 in fiscal 2002.

        The Company has various license and royalty programs with manufacturers, customers and other electronic suppliers. Such agreements entitle the Company to receive license and royalty income for Audiovox products sold by the licensees. Depending on the agreement, income from these agreements is based on either a fixed amount per unit or percentage of net sales. Current license and royalty agreements have duration periods, which range from 1 to 8 years and certain agreements may be renewed at the end of termination of the agreement. Renewals of license and royalty agreements are dependent on negotiations with licensees as well as current Audiovox products being sold by the licensee.

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

Electronics competition

        The Electronics Group's business is highly competitive across all of its product lines and competes with a number of well-established companies that manufacture and sell similar products. The Electronics Group's mobile electronics products compete against factory-supplied radios (including General Motors, Ford and Daimler Chrysler), security and mobile video systems. The Electronics Group's mobile electronics products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Alpine and Pioneer. The Electronics Group's consumer electronics product lines compete against major consumer electronic companies, such as JVC, Sony, Panasonic, Motorola, RCA, Samsung and AIWA. Brand name, design, features and price are the major competitive factors across all of its product lines.

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

Trademarks

        The Company markets products under several trademarks, including Audiovox®, Prestige®, Pursuit®, Rampage™, Jensen®, Acoustic Research®, Code-Alarm®, Car Link®, Movies 2 Go® and Advent®. The trademark Audiovox® is registered in approximately 67 countries. The Company believes that these trademarks are recognized by customers and are therefore significant in marketing its products.

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

        The Company's significant joint ventures are:

Venture	Percentage	Formation	Function
Audiovox Specialized Applications	50.0%	1997	Distribution of products for marine, van, RV and other specialized vehicles
Bliss-Tel Company, Ltd.	20.0%	1997	Distribution of wireless products and accessories in Thailand

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

*
Member of the Audit and Compensation Committees

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

        Dennis F. McManus was elected to the Board of Directors in March 1998. Mr. McManus is currently the Vice President—New Product Marketing at the LSSi Corporation. Prior to that Mr. McManus had been self-employed as a telecommunications consultant. Before that, he was employed by NYNEX Corp. for over 27 years, most recently as a Senior Vice President and Managing Director. Mr. McManus held this position from 1991 through December 31, 1997.

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

We May Not Be Able to Compete Successfully in the Highly Competitive Wireless Industry.

        The market for wireless handsets and accessories is highly competitive and is characterized by:

  •
  intense price competition

  •
  shorter product life cycles

  •
  significant price erosion over the life of a product

  •
  inventory write-downs

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

Item 2—Properties

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

Item 3—Legal Proceedings

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

Item 4—Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5—Market for the Registrant's Common Equity and Related Stockholder Matters

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

Equity Compensation Table

        The following table sets forth information regarding the Company's equity compensation plans in effect as of November 30, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column)
Equity compensation plans approved by security holders	2,569,864	$11.77	234,253
Equity compensation plans not approved by security holders(a)	150,000	11.12	—

Total	2,719,864	$11.76	234,253

(a)
Represents 30,000 stock options issued to outside directors and 120,000 warrants issued to outside legal counsel. See Note 16 of Notes to Consolidated Financial Statements.

Item 6—Selected Consolidated Financial Data

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

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Event" and Note 2, "Restatement of Consolidated Financial Statements", and Note 22, "Unaudited Quarterly Financial Data" of Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and restated unaudited quarterly data for fiscal quarters during the year ended November 30, 2001 and the fiscal 2002 quarters ended February 28, 2002,

May 31, 2002 and August 31, 2002. The Company did not restate the year ended November 30, 1999 as any restatement amounts applicable to that year were not material and were recorded in fiscal 2000.

	Years Ended November 30,
	1999	2000(1)	2001(1)	2002	2003
Consolidated Statement of Operations Data
Net sales(2)(3)	$1,149,537	$1,670,291	$1,276,591	$1,100,382	$1,323,902
Operating income	38,237	39,629	(9,236)	(14,076)	21,803
Income (loss) before extraordinary item and cumulative effect of a change in accounting for negative goodwill	27,246	25,303	(7,198)	(14,280)	11,239
Extraordinary item	—	2,189	—	—	—
Cumulative effect of a change in accounting for negative goodwill	—	—	—	240	—
Net income (loss)	27,246	27,492	(7,198)	(14,040)	11,239
Income (loss) per common share before extraordinary item and cumulative effect of a change in accounting for negative goodwill:
Basic	1.43	1.19	(0.33)	(0.65)	0.51
Diluted	1.39	1.12	(0.33)	(0.65)	0.51
Net income (loss) per common share:
Basic	1.43	1.29	(0.33)	(0.64)	0.51
Diluted	1.39	1.22	(0.33)	(0.64)	0.51
Consolidated Balance Sheet Data
Total assets	$486,220	$517,586	$544,497	$551,235	579,703
Working capital	272,081	305,369	284,166	292,687	304,354
Long-term obligations, less current installments	122,798	23,468	10,040	18,250	29,639
Stockholders' equity	216,744	330,766	323,220	309,513	325,728

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

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

  •
  growth trends in the wireless, mobile and consumer electronic businesses

  •
  technological and market developments in the wireless, automotive, mobile and consumer electronics businesses

  •
  liquidity

  •
  availability of key employees

  •
  expansion into international markets

  •
  the availability of new consumer electronic products

  •
  the availability of new wireless products

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions about the Company including, among other things:

  •
  the ability to keep pace with technological advances

  •
  impact of future selling prices on Company profitability and inventory carrying value

  •
  significant competition in the wireless, automotive, mobile and consumer electronics businesses

  •
  quality and consumer acceptance of newly introduced products

  •
  the relationships with key suppliers

  •
  the relationships with key customers

  •
  possible increases in warranty expense

  •
  changes in the Company's business operations

  •
  the loss of key employees

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

Business Overview

        The Company markets its products under the Audiovox® brand name and other brand names such as Jensen®, Acoustic Research® and Advent®, as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two marketing groups: Wireless and Electronics.

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

  •
  consolidation of carrier customers

  •
  price competition

  •
  increased competition

  •
  shortened product life cycle

  •
  product testing and acceptance complexity

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

  •
  acquisition of Recoton in fiscal 2003 and the formation of Audiovox Europe

        Both of the Company's segments, Electronics and Wireless, are influenced by the introduction of new products and changes in technology (see Cautionary Factors That May Affect Future Results: Our success depends on our ability to keep pace with technological advances in the wireless industry).

        During fiscal 2002 and 2003, the Company introduced several new products in our Electronics segment, which included an extended line of portable DVD products for the consumer market, new flat panel TV's and satellite radios. In our Wireless group, the technology has evolved to new 1X technology, color view screens and camera phones, PDA's with built-in wireless capabilities and certain 1X phones have the availability to utilize the new GPS locator systems. As a result of the continuous introduction of new products, the Company must sell existing older models prior to new product introduction or the value of the inventory may be impacted (see Critical Accounting Policies—Inventory, MD&A Discussions).

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

Results of Operations

        The following table sets forth for the periods indicated certain statements of operations data for the Company expressed as a percentage of net sales:

	Percentage of Net Sales Years Ended November 30,
	2001(1)	2002	2003
Net sales(2):
Wireless
Wireless products	74.3%	63.7%	59.4%
Activation commissions	2.1	2.2	1.3
Residual fees	0.2	0.2	0.2
Other	0.1	0.1	—

Total Wireless	76.7	66.1	60.9

Electronics
Mobile electronics	12.4	20.8	22.2
Sound	4.5	5.1	5.9
Consumer electronics	6.3	7.9	10.9
Other	0.1	0.1	0.1

Total Electronics	23.3	33.9	39.1

Total net sales	100.0	100.0	100.0
Cost of sales	(94.4)	(93.2)	(90.6)

Gross profit	5.6	6.8	9.4
Selling	(2.4)	(2.7)	(2.8)
General and administrative	(3.6)	(5.0)	(4.5)
Warehousing and technical support	(0.3)	(0.4)	(0.5)

Total operating expenses	(6.3)	(8.1)	(7.8)

Operating income (loss)	(0.7)	(1.3)	1.6
Interest and bank charges	(0.5)	(0.4)	(0.3)
Equity in income in equity investments	0.3	0.2	0.2
Gain on issuance of subsidiary shares	—	1.3	—
Other, net	—	(0.4)	0.1

Income (loss) before provision for (recovery of) income taxes, minority interest and cumulative effect	(0.9)	(0.6)	1.6
Provision for (recovery of) income taxes	(0.3)	1.2	0.7
Minority interest	0.1	0.4	—
Cumulative effect	—	—	—

Net income (loss)	(0.6)%	(1.3)%	0.9%

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

	Fiscal Years Ended November 30,
	2001(1)		2002		2003
Net sales:
Wireless
Products	$948,921	74.3%	$700,658	63.7%	$787,297	59.4%
Activation commissions	26,879	2.1	24,393	2.2	16,652	1.3
Residual fees	2,396	0.2	2,187	0.2	2,261	0.2
Other	692	0.1	420	0.1	—	—

Total Wireless	978,888	76.7	727,658	66.1	806,210	60.9

Electronics
Mobile electronics	157,706	12.4	229,327	20.8	294,519	22.2
Sound	57,456	4.5	56,281	5.1	78,413	5.9
Consumer electronics	80,380	6.3	86,472	7.9	144,240	10.9
Other	2,160	0.1	644	0.1	520	0.1

Total Electronics	297,702	23.3	372,724	33.9	517,692	39.1

Total	$1,276,591	100.0%	$1,100,382	100.0%	$1,323,902	100.0%

(1)
See Note (2) of Notes to Consolidated Financial Statements.

Management Key Indicators

        Management reviews the following financial and non-financial indicators to assess the performance of the Company's operating results:

  •
  Net Sales by product class—Management reviews this indicator in order to determine sales trends for certain product classes as this indicator is directly impacted by unit sales and new product introductions.

  •
  Gross profit margin—This indicator allows management to assess the effectiveness of product introductions, timing of product acceptances and significance of inventory write-downs.

  •
  Operating Expenses as a % of net sales—This indicator is reviewed to determine the efficiency of operating expenses in relation to the Company's operations and identify significant fluctuations or possible future trends.

  •
  Inventory and Accounts Receivable turnover—Inventory purchases and accounts receivable collections are two significant liquidity factors that determine the Company's ability to fund current operations and determine if additional borrowings may be necessary for future capital outlays.

  •
  Major acquisitions and transactions—Management consistently monitors the aforementioned key indicators as well as economic and industry conditions during consideration of major acquisitions and transactions, such as the recent Recoton acquisition.

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

        Electronics Group sales were $517,692 in fiscal 2003, a 38.9% increase from sales of $372,724 in fiscal 2002. This increase was largely due to increased sales in the mobile video and consumer electronics product lines as a result of new product introductions in digital video. Furthermore, this increase was also due to the addition of $26,377 in sales by Audiovox Europe (see Note 6) from the Recoton acquisition. Sound sales increased as a result of the Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent®, trademarks which was acquired during the Recoton acquisition. This increase in sound was partially offset by a change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in fully-featured sound systems is expected to continue except in the satellite radio product line. Excluding Audiovox Europe, sales by the Company's international subsidiaries decreased $12,128 or 55.2% in fiscal 2003 due to a 68.1% decrease in Venezuela due to the temporary shut-down of the operations attributable to political and economic instability and a 41.6% decrease in Malaysia as a result of lower OEM sales.

Gross Profit

        Gross profit margin for fiscal 2003 was 9.4%, compared to 6.8% in fiscal 2002. This increase in profit margin resulted primarily from lower Wireless inventory write-downs and a change in the mix of sales from Wireless to Electronics, which carries a higher gross margin. Margins for the Wireless Group increased to 4.7% from 2.0% due to lower inventory write-downs as a result of maintaining lower inventory levels and improved inventory management. Specifically, Wireless inventory write-downs were $2,817 for fiscal 2003 compared to $13,823 in fiscal 2002. During fiscal 2003, there was no significant impact to our gross profit margins on the subsequent sale of previously written-down inventory. Margins for the Electronics Group increased to 16.6% from 16.1% due to margins achieved from Audiovox Europe from the sale of Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent® products. Consolidated gross margins were also adversely impacted by late wireless product introductions and increased sales incentives. Further trends in the operations will be discussed in detail in each individual marketing group MD&A discussion.

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

Wireless Results

        The following table sets forth for the fiscal years indicated certain statements of operations data for Wireless expressed as a percentage of net sales:

	2002		2003
Net sales:
Wireless products	$700,658	96.3%	$787,297	97.7%
Activation commissions	24,393	3.3	16,652	2.1
Residual fees	2,187	0.3	2,261	0.2
Other	420	0.1	—	—

Total net sales	727,658	100.0	806,210	100.0
Gross profit	14,291	2.0	37,977	4.7
Operating expenses
Selling	11,148	1.5	10,959	1.4
General and administrative	21,522	3.0	16,773	2.1
Warehousing and technical support	2,593	0.4	2,827	0.3

Total operating expenses	35,263	4.9	30,559	3.8

Operating income (loss)	(20,972)	(2.9)	7,418	0.9
Other expense	(3,934)	(0.5)	(1,801)	(0.2)

Pre-tax income (loss)	$(24,906)	(3.4)%	$5,617	0.7%

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

        For fiscal 2002, gross margins were negatively impacted by inventory write-downs of $13,823 or 1.9% compared to $2,817 or 0.3% in 2003. The write-downs recorded in 2003 were based upon open purchase orders from customers and selling prices as well as indications from our customers based upon current negotiations. The decrease in inventory write-downs was primarily due to Wireless maintaining lower inventory levels in fiscal 2003, which consisted primarily of newer products as compared to fiscal 2002. As compared to fiscal 2002, which had several products near the end of their respective life cycle, fiscal 2003 inventory levels consists primarily of newly-introduced products which achieved higher margins as compared to the prior year. At November 30, 2003, the Company had on hand approximately 15,600 units of previously written-down inventory which, after write-down, had an approximate extended value of $800. The Company plans to sell these items to its existing customers during the next year. A majority of the units that were previously written-down in fiscal 2002 have been sold. The remaining balance of inventory previously written-down in fiscal 2002 is not material and will be sold in the next fiscal year. None of this inventory was scrapped. The Company expects that as new products are introduced, existing models on hand are effected by price competition from our competitors and demand by our customers, it could experience additional write-downs in the future.

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

  •
  Decline in commissions of $651 due to lower commissionable sales, as a result of a decrease in Quintex sales and restructuring of commission deals with salesmen.

  •
  As a result of restructuring the above commission deals, base salaries of salesman increased $299.

  •
  Trade show expenses increased $158 as the Wireless group was attending more shows and promotions as new products were being introduced.

        General and administrative expenses decreased $4,749 in fiscal 2003 compared to the prior year, primarily as a result of:

  •
  A $3,022 decrease in officer's salaries primarily due to a non-recurring bonus provision and new executive compensation contract in connection with the Toshiba transaction in 2002 (see Note 3).

  •
  Bad debt expense decreased $3,492 primarily due to the recovery of a previously charged bad debt and a customer who filed for bankruptcy in 2002, which did not recur in fiscal 2003. The Company does not consider this decrease in bad debt expense to be a trend in the overall accounts receivable.

  •
  The above decreases were offset by a $947 increase in employee benefits due to increased profit sharing accruals and costs under the employee health care plan.

  •
  Taxes and licenses increased $371 primarily due to a 2002 battery recycling refund that did not repeat in 2003.

  •
  Additionally, insurance expense increased $409 as a result of higher premiums for general and umbrella insurance policies as a result of the increase in sales and business activity.

        Warehousing and technical support expenses increased $234 for fiscal 2003 from 2002, primarily as a result of:

  •
  Increases in direct labor, payroll taxes and benefits of $470 due to additional personnel in engineering for product development, testing and warranty call center for customer service as products have become more complex.

  •
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

Electronics Results

        The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:

	2002		2003
Net sales:
Mobile electronics	$229,327	61.5%	$294,519	56.9%
Sound	56,281	15.1	78,413	15.1
Consumer electronics	86,472	23.2	144,240	27.9
Other	644	0.2	520	0.1

Total net sales	372,724	100.0	517,692	100.0
Gross profit	60,037	16.1	85,985	16.6
Operating expenses
Selling	15,944	4.3	22,159	4.3
General and administrative	23,300	6.2	30,981	6.0
Warehousing and technical support	1,137	0.3	2,760	0.5

Total operating expenses	40,381	10.8	55,900	10.8

Operating income	19,656	5.3	30,085	5.8
Other expense	(1,927)	(0.5)	(545)	(0.1)

Pre-tax income	$17,729	4.8%	$29,540	5.7%

Net Sales

        Net sales increased $144,968, or 38.9%, to $517,692 from net sales of $372,724 in fiscal 2002. Sales of Audiovox Europe accounted for $26,377, or 18.2%, of this increase as a result of the Recoton acquisition (see Note 6). Mobile electronics sales increased $65,192 (28.4%) during 2003 from 2002. Sales of Mobile Video within the Mobile Electronics category increased over 38% in fiscal 2003 from fiscal 2002 as a result of the introduction of new video digital product, satellite radio and navigation products. Consumer Electronics increased $57,768 (66.8%) to $144,240 in fiscal 2003 from $86,472 in fiscal 2002, primarily in sales of DVD/video-in-a-bag and portable DVD players. Sound sales also increased as a result of the Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent®, trademarks which usage right was acquired during the Recoton acquisition. This increase in sound was partially offset by a change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in fully-featured sound systems is expected to continue, offset by the Jensen acquisitions and increased sales in the satellite radio product line.

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

Gross Profit

        Gross profit margins increased to 16.6% in fiscal 2003 from 16.1% in fiscal 2002. This increase was due to margins achieved in Audiovox Europe from Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent® products as well as an increase in Code-Alarm margins due to a decline in production and warranty costs. This increase was offset by an increase in the sales of video products sold through consumer channels, which carry a lower gross margin as opposed to other product lines. In addition, there was a $7,915 increase in sales incentive expense, net of reversals of $1,803, due to higher sales volume.

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

  •
  The increase for the AEC group was primarily due to increases of $1,359 in commissions due to an increase in commissionable sales and salesman salaries, payroll taxes and benefits of $1,161 as a result of higher employee wages and the hiring of additional employees. In addition, advertising expense increased $827 as a result of general promotions in an effort to support the growing business.

  •
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

  •
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

  •
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

Wireless Results

        The following table sets forth for the fiscal years indicated certain statements of operations data for Wireless expressed as a percentage of net sales:

	2001(1)		2002
Net sales:
Wireless products	$948,921	96.9%	$700,658	96.3%
Activation commissions	26,879	2.8	24,393	3.3
Residual fees	2,396	0.2	2,187	0.3
Other	692	0.1	420	0.1

Total net sales	978,888	100.0	727,658	100.0
Gross profit	21,980	2.2	14,291	2.0
Operating expenses
Selling	13,108	1.3	11,148	1.5
General and administrative	16,077	1.6	21,522	3.0
Warehousing and technical support	2,761	0.3	2,593	0.4

Total operating expenses	31,946	3.2	35,263	4.9

Operating loss	(9,966)	(1.0)	(20,972)	(2.9)
Other expense	(7,690)	(0.8)	(3,934)	(0.5)

Pre-tax loss	$(17,656)	(1.8)%	$(24,906)	(3.4)%

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

Electronics Results

        The following table sets forth for the fiscal years indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:

	2001(1)		2002
Net sales:
Mobile electronics	$157,706	53.0%	$229,327	61.5%
Sound	57,456	19.3	56,281	15.1
Consumer electronics	80,380	27.0	86,472	23.2
Other	2,160	0.7	644	0.2

Total net sales	297,702	100.0	372,724	100.0
Gross profit	49,088	16.5	60,037	16.1
Operating expenses
Selling	14,449	4.9	15,944	4.3
General and administrative	19,547	6.6	23,300	6.2
Warehousing and technical support	1,134	0.3	1,137	0.3

Total operating expenses	35,130	11.8	40,381	10.8

Operating income	13,958	4.7	19,656	5.3
Other expense	(178)	(0.1)	(1,927)	(0.5)

Pre-tax income	$13,780	4.6%	$17,729	4.8%

(1)
See Note (2) of Notes to Consolidated Financial Statements.

Net Sales

        Net sales were $372,724 in fiscal 2002, a 25.2% increase from net sales of $297,702 in fiscal 2001. Mobile and consumer electronics' sales increased over last year, partially offset by a decrease in Sound and other. Mobile electronics increased $71,621 (45.4%) during 2002 from 2001. Sales of Mobile Video within the Mobile Electronics category increased over 59% in fiscal 2002 from fiscal 2001 as a result of the introduction of new video digital product, satellite radio and navigation products. Consumer Electronics increased $6,092 (7.6%) to $86,472 in fiscal 2002 from $80,380 in fiscal 2001, primarily in sales of video-in-a-bag and portable DVD players. These increases were partially offset by a decrease in the sound category, particularly AV and Prestige® audio lines. Given change in the marketplace, fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. This declining trend in sound systems is expected to continue except in the satellite radio product line.

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

  •
  Decrease in inventory as a result of increased inventory turnover, which approximated 4.7 during fiscal 2003 compared to 4.0 in fiscal 2002. The increased turnover is a result of improved management of Wireless inventory and increased sales. Although this is a favorable condition, the Company cannot guarantee this to be a trend in the future.

  •
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

  •
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

  •
  In June 2003 the Company purchased a building for expansion purposes for $3,513, which includes closing costs.

  •
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

        The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At November 30, 2003, such obligations and commitments are as follows:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Capital lease obligations(1)	$13,652	$553	$1,113	$1,157	$10,829
Operating leases(2)	14,340	3,946	6,040	4,166	188

Total contractual cash obligations	$27,992	$4,499	$7,153	$5,323	$11,017

	Amount of Commitment Expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Lines of credit(3)	$39,940	$39,940	—	—	—
Standby letters of credit(3)	3,078	3,078	—	—	—
Guarantees(4)	300	300	—	—	—
Debt(5)	21,722	3,433	$5,258	$13,031	—
Commercial letters of credit(3)	2,541	2,541	—	—	—

Total commercial commitments	$67,581	$49,292	$5,258	$13,031	—

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

        The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building were included in property, plant and equipment, and the loans were recorded as notes payable on the balance sheet as of November 30, 2001. Changes arising from the fluctuations in the Yen exchange rate were reflected as a component of accumulated other comprehensive loss. Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bore interest at 5% per annum, and principle is payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl were subordinated completely to the loan from the Company and, in liquidation, the Company receives payment first.

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

        In October 2002, the Company sold all of its shares in Audiovox Japan (AX Japan), a wholly-owned subsidiary of the Company, to RMS Co., Ltd., an unrelated party to the Company. The purchase price of the shares was 60,000 Yen. As a result of this transaction, the purchaser repaid in full 113,563 Yen which represented the full balance of amounts then owed to the Company by AX Japan. The agreement required the purchaser to immediately change the name of AX Japan to RMS Co., Ltd., and the Company resigned from all officer and Board of Directors positions. The Company has no further relationship or obligations, whether contingent or direct, to RMS Co., Ltd., formerly known as AX Japan.

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

Item 7a—Quantitative and Qualitative Disclosures About Market Risk

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

Item 8—Consolidated Financial Statements and Supplementary Data

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

/s/ KPMG LLP KPMG LLP

Melville, New York
May 30, 2003

AUDIOVOX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

November 30, 2002 and 2003

(In thousands, except share and per share data)

	2002	2003
Assets
Current assets:
Cash	$2,758	$4,702
Accounts receivable	186,564	266,421
Inventory	290,064	219,664
Receivables from vendors	14,174	7,830
Prepaid expenses and other current assets	7,626	12,371
Deferred income taxes	7,653	9,531

Total current assets	508,839	520,519
Investment securities	5,405	9,512
Equity investments	11,097	13,142
Property, plant and equipment	18,381	20,242
Excess cost over fair value of assets acquired	6,826	7,532
Intangible assets	—	8,043
Other assets	687	713

	$551,235	$579,703

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$121,127	$94,864
Accrued expenses and other current liabilities	34,983	42,816
Accrued sales incentives	12,151	21,894
Income taxes payable	7,643	13,218
Bank obligations	40,248	39,940
Current portion of long-term debt	—	3,433

Total current liabilities	216,152	216,165
Long-term debt	8,140	18,289
Capital lease obligation	6,141	6,070
Deferred income taxes	2,704	3,178
Deferred compensation	3,969	5,280

Total liabilities	237,106	248,982

Minority interest	4,616	4,993

Commitments and contingencies
Stockholders' equity:
Preferred stock, $50 par value; 50,000 shares authorized and outstanding, liquidation preference of $2,500	2,500	2,500
Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or outstanding	—	—
Common stock:
Class A $.01 par value; 60,000,000 shares authorized; 20,632,182 and 20,728,382 shares issued in 2002 and 2003, respectively; and 19,559,445 and 19,655,645 shares outstanding in 2002 and 2003, respectively	207	207
Class B $.01 par value convertible; 10,000,000 shares authorized; 2,260,954 shares issued and outstanding	22	22
Paid-in capital	250,917	252,104
Retained earnings	69,396	80,635
Accumulated other comprehensive income (loss)	(5,018)	(1,229)
Treasury stock, at cost, 1,072,737 shares of Class A common stock	(8,511)	(8,511)

Total stockholders' equity	309,513	325,728

Total liabilities and stockholders' equity	$551,235	$579,703

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended November 30, 2001, 2002 and 2003

(In thousands, except share and per share data)

	2001	2002	2003
	Note 2
Net sales	$1,276,591	$1,100,382	$1,323,902
Cost of sales	1,205,201	1,025,783	1,199,696

Gross profit	71,390	74,599	124,206

Operating expenses:
Selling	30,039	29,509	36,514
General and administrative	46,505	55,292	60,106
Warehousing and technical support	4,082	3,874	5,783

Total operating expenses	80,626	88,675	102,403

Operating income (loss)	(9,236)	(14,076)	21,803

Other income (expense):
Interest and bank charges	(5,922)	(4,219)	(4,602)
Equity in income of equity investees	3,586	1,779	3,279
Gain on issuance of subsidiary shares	—	14,269	—
Other, net	90	(4,156)	556

Total other income (expense), net	(2,246)	7,673	(767)

Income (loss) before provision for (recovery of) income taxes, minority interest and cumulative effect of a change in accounting for negative goodwill	(11,482)	(6,403)	21,036
Provision for (recovery of) income taxes	(3,627)	12,932	9,407
Minority interest income (expense)	657	5,055	(390)

Income (loss) before cumulative effect of a change in accounting for negative goodwill	(7,198)	(14,280)	11,239
Cumulative effect of a change in accounting for negative goodwill	—	240	—

Net income (loss)	$(7,198)	$(14,040)	$11,239

Net income (loss) per common share (basic) before cumulative effect of a change in accounting for negative goodwill	$(0.33)	$(0.65)	$0.51
Cumulative effect of a change in accounting for negative goodwill	—	0.01	—

Net income (loss) per common share (basic)	$(0.33)	$(0.64)	$0.51

Net income (loss) per common share (diluted) before cumulative effect of a change in accounting for negative goodwill	$(0.33)	$(0.65)	$0.51
Cumulative effect of a change in accounting for negative goodwill	—	0.01	—

Net income (loss) per common share (diluted)	$(0.33)	$(0.64)	$0.51

Weighted average number of common shares outstanding (basic)	21,877,100	21,850,035	21,854,610

Weighted average number of common shares outstanding (diluted)	21,877,100	21,850,035	22,054,320

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended November 30, 2001, 2002 and 2003

(In thousands, except share data)

	Preferred stock	Class A and Class B common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders' equity
Balances at
November 30, 2000, Note (2)	$2,500	$226	$248,468	$90,634	$(5,058)	$(6,004)	$330,766
Comprehensive loss:
Net loss, as restated	—	—	—	(7,198)	—	—	(7,198)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	—	—	(455)	—	(455)
Unrealized loss on marketable securities, net of tax effect of $(509)	—	—	—	—	(831)	—	(831)

Other comprehensive loss	—	—	—	—	—	—	(1,286)

Comprehensive loss	—	—	—	—	—	—	(8,484)
Exercise of stock options into 10,000 shares of common stock	—	—	77	—	—	—	77
Conversion of stock warrants into 314,800 shares of common stock	—	3	2,240	—	—	—	2,243
Repurchase of 147,045 shares of common stock	—	—	—	—	—	(1,382)	(1,382)

Balances at
November 30, 2001, Note (2)	2,500	229	250,785	83,436	(6,344)	(7,386)	323,220
Comprehensive loss:
Net loss	—	—	—	(14,040)	—	—	(14,040)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	904	—	904
Unrealized gain on marketable securities, net of tax effect of $260	—	—	—	—	422	—	422

Other comprehensive income	—	—	—	—	—	—	1,326

Comprehensive loss	—	—	—	—	—	—	(12,714)
Exercise of stock options into 16,336 shares of common stock	—	—	132	—	—	—	132
Repurchase of 163,200 shares of common stock	—	—	—	—	—	(1,125)	(1,125)

Balances at
November 30, 2002	2,500	229	250,917	69,396	(5,018)	(8,511)	309,513
Comprehensive income:
Net income	—	—	—	11,239	—	—	11,239
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	2,055	—	2,055
Unrealized gain on marketable securities, net of tax effect of $1,063	—	—	—	—	1,734	—	1,734

Other comprehensive income	—	—	—	—	—	—	3,789

Comprehensive income	—	—	—	—	—	—	15,028
Exercise of stock options into 96,200 shares of common stock	—	—	674	—	—	—	674
Tax benefit of stock options exercised	—	—	216	—	—	—	216
Issuance of stock warrants	—	—	297	—	—	—	297

Balances at
November 30, 2003	$2,500	$229	$252,104	$80,635	$(1,229)	$(8,511)	$325,728

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended November 30, 2001, 2002 and 2003

(In thousands)

	2001	2002	2003
	Note 2
Cash flows from operating activities:
Net income (loss)	$(7,198)	$(14,040)	$11,239
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities
Depreciation and amortization	4,476	4,780	4,581
Provision for bad debt expense	1,936	4,884	566
Equity in income of equity investees	(3,586)	(1,779)	(3,279)
Minority interest	(657)	(5,055)	390
Gain on issuance of subsidiary shares	—	(14,269)	—
Other-than-temporary decline in market value of investment security	—	1,158	21
Deferred income tax expense (benefit), net	(3,332)	9,904	(2,468)
(Gain) loss on disposal of property, plant and equipment, net	(18)	(69)	274
Tax benefit on stock options exercised	—	—	216
Cumulative effect of a change in accounting for negative goodwill	—	(240)	—
Non-cash stock compensation	—	—	297
Changes in operating assets and liabilities, net of assets and liabilities acquired
Accounts receivable	35,797	48,555	(64,553)
Inventory	(67,735)	(64,548)	94,341
Receivables from vendors	(1,263)	(7,346)	6,348
Prepaid expenses and other assets	1,863	(7,983)	(2,693)
Investment securities-trading	(1,635)	(125)	(1,312)
Accounts payable, accrued expenses and other current liabilities	(29,745)	66,644	(20,160)
Income taxes payable	(2,979)	3,599	5,188

Net cash provided by (used in) operating activities	(74,076)	24,070	28,996

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,869)	(3,159)	(5,454)
Proceeds from sale of property, plant and equipment	261	7,250	265
Proceeds from distribution from an equity investee	4,634	947	1,316
Net proceeds from issuance of subsidiary shares	—	22,158	—
Proceeds from sale of assets to equity investee	—	—	3,600
Purchase of acquired business, net of acquired cash	—	(7,106)	(40,046)

Net cash provided by (used in) investing activities	2,026	20,090	(40,319)

Cash flows from financing activities:
Borrowings from bank obligations	901,628	403,043	277,983
Repayments on bank obligations	(832,329)	(454,300)	(278,544)
Proceeds from issuance of convertible subordinated debentures	—	8,107	—
Payment of dividend to minority shareholder of subsidiary	(1,034)	—	—
Principal payments on capital lease obligation	(29)	(55)	(61)
Proceeds from exercise of stock options and warrants	2,317	132	674
Repurchase of Class A common stock	(1,382)	(1,125)	—
Proceeds from issuance of long-term debt	—	—	12,913
Principal payments on subordinated debt	(486)	—	—

Net cash provided by (used in) financing activities	68,685	(44,198)	12,965

Effect of exchange rate changes on cash	(41)	(229)	302

Net increase (decrease) in cash	(3,406)	(267)	1,944
Cash at beginning of period	6,431	3,025	2,758

Cash at end of period	$3,025	$2,758	$4,702

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

(d)    Revenue Recognition

        The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOBDestination, based upon terms established with the customer. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of product from the Company's customers. The Company does accept returns of products if properly requested, authorized and approved by the Company. The Company records an estimate of returns of products to be returned by its customers. Management continuously monitors and tracks such product returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. The Electronics segment's selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates.

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

        Accounts receivable is comprised of the following:

	November 30,
	2002	2003
Trade accounts receivable and other	$195,228	$275,695
Less:
Allowance for doubtful accounts	6,829	6,947
Allowance for cellular deactivations	1,628	1,127
Allowance for cash discounts	207	1,200

	$186,564	$266,421

        The following is a rollforward of the allowance for doubtful accounts:

	November 30,
	2002	2003
Beginning balance	$4,715	$6,829
Expense	4,884	566
Deductions	(2,770)	(448)

Ending balance	$6,829	$6,947

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

        A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established (such a charge was recorded during fiscal 2002 and fiscal 2003—Note 8). Dividend and interest income are recognized when earned. The Company considers numerous factors, on a case by case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.

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

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141) and SFAS No.142. The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. As a result of adopting the provisions of SFAS No. 141 the Company accounted for the acquisitions of Code-Alarm and Recoton under the purchase method of accounting in accordance with SFAS No. 141 (see Note 6).

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

        The following table presents adjusted net income (loss) and income (loss) per share data restated to include the retroactive impact of the adoption of SFAS No. 142:

	Years Ended November 30,
	2001	2002	2003
	Note(2)
Reported net income (loss) before cumulative effect of a change in accounting for negative goodwill	$(7,198)	$(14,280)	$11,239
Cumulative effect of a change in accounting principle for negative goodwill, net of tax	—	240	—

Reported net income (loss)	(7,198)	(14,040)	11,239
Add back:
Goodwill amortization, net of tax	224	—	—

Adjusted net income (loss)	$(6,974)	$(14,040)	$11,239

Basic net income (loss) per common share:
Reported net income (loss) before accounting change	$(0.33)	$(0.65)	$0.51
Cumulative effect of a change in accounting principle for negative goodwill, net of tax	—	0.01	—

Net income (loss)	(0.33)	(0.64)	0.51
Goodwill amortization, net of tax	0.01	—	—

Adjusted net income (loss)	$(0.32)	$(0.64)	$0.51

Diluted net income (loss) per common share:
Reported net income (loss) before accounting change	$(0.33)	$(0.65)	$0.51
Cumulative effect of a change in accounting principle for negative goodwill, net of tax	—	0.01	—

Net income (loss)	(0.33)	(0.64)	0.51
Goodwill amortization, net of tax	0.01	—	—

Adjusted net income (loss)	$(0.32)	$(0.64)	$0.51

Weighted average common shares outstanding:
Basic	21,877,100	21,850,035	21,854,610

Diluted	21,877,100	21,850,035	22,054,320

  Goodwill

        The change in carrying amount of goodwill is as follows:

	November 30,
	2002	2003
Net beginning balance	$4,732	$6,826
Write off of unamortized negative goodwill upon change in accounting principle	240	—
Goodwill acquired in connection with the purchase of certain assets of Code-Alarm (Note 6)	1,854	—
Adjustments of certain acquired assets of Code-Alarm (Note 6)	—	706

Net ending balance	$6,826	$7,532

  Other Intangible Assets

	November 30, 2002
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$677	$677	—
Trademarks subject to amortization	34	34	—

Total	$711	$711	—

	November 30, 2003
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$677	$677	—
Trademarks subject to amortization	34	34	—
Trademarks not subject to amortization (Note 6)	8,043	—	$8,043

Total	$8,754	$711	$8,043

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

        The following table provides the changes in the Company's product warranties and product repair costs for 2002 and 2003:

	2002	2003
Beginning balance	$13,066	$15,410
Liabilities accrued for warranties issued during the period	6,985	12,015
Warranty claims paid during the period	(4,641)	(8,913)

Ending balance	$15,410	$18,512

(q)    Foreign Currency

        With the exception of a subsidiary operating in Venezuela, which was deemed a hyper inflationary economy in fiscal 2001, assets and liabilities of those subsidiaries and equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with SFAS No. 52, "Foreign Currency Translation". Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss). For the operation in Venezuela, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of operations for fiscal 2001. During the first quarter of fiscal 2002 (January 1, 2002), Venezuela ceased to be deemed a hyper-inflationary economy.

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

        A reconciliation between the numerators and denominators of the basic and diluted income (loss) per common share is as follows:

	Years Ended November 30,
	2001	2002	2003
	Note (2)
Net income (loss) (numerator for net income (loss) per common share, basic)	$(7,198)	$(14,040)	$11,239
Interest on 6 1/4% convertible subordinated debentures, net of tax	5	—	—

Adjusted net income (loss) (numerator for net income per common share, diluted)	$(7,203)	$(14,040)	$11,239

Weighted average value of common shares outstanding (denominator for net income (loss) per common share, basic)	21,877,100	21,850,035	21,854,610
Effect of dilutive securities:
Employee stock options and stock warrants	—	—	199,710

Weighted average value of common and potential common shares outstanding (denominator for net income (loss) per common share, diluted)	21,877,100	21,850,035	22,054,320

Net income (loss) per common share before cumulative effect of accounting change for negative goodwill:
Basic	$(0.33)	$(0.65)	$0.51

Diluted	$(0.33)	$(0.65)	$0.51

Net income (loss) per common share:
Basic	$(0.33)	$(0.64)	$0.51

Diluted	$(0.33)	$(0.64)	$0.51

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

        Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

(w)    Accounting for Stock-Based Compensation

        The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro-forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" requiring more prominent pro-forma disclosures as described in SFAS No. 123. The following table illustrates the effect on net income and income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:

	Years Ended November 30,
	2001	2002	2003
	Note (2)
Net income (loss):
As reported	$(7,198)	$(14,040)	$11,239
Stock based compensation expense	2,287	864	—

Pro-forma	$(9,485)	$(14,904)	$11,239

Net income (loss) per common share (basic):
As reported	$(0.33)	$(0.64)	$0.51
Pro-forma	(0.43)	(0.68)	$0.51
Net income (loss) per common share (diluted):
As reported	$(0.33)	$(0.64)	$0.51
Pro-forma	(0.43)	(0.68)	$0.51

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

(ab)    Reclassifications

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

(4)    Supplemental Cash Flow Information

        The following is supplemental information relating to the consolidated statements of cash flows:

	Years Ended November 30,
	2001	2002	2003
Cash paid during the years for:
Interest, excluding bank charges	$3,883	$1,303	$1,857
Income taxes	$3,550	$2,478	$10,556

  Non-cash Transactions:

        During the years ended November 30, 2001, 2002 and 2003, the Company recorded an unrealized holding gain (loss) relating to available-for-sale marketable equity securities, net of deferred income taxes, of $(831), $422 and $1,734, respectively, as a separate component of accumulated other comprehensive income (loss) (Note 8).

        During fiscal 2003, the Company issued warrants for the purchase of 120,000 shares of common stock to non-employees and recorded a charge to operations of $297,000 (Note 16).

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

        The purchase of the Property by AX Japan was financed with a 500,000,000 Yen ($4,671) subordinated loan obtained from Vitec Co., Ltd. (Vitec), a 150,000,000 Yen loan ($1,397) from Pearl First (Pearl) and a 140,000,000 Yen loan ($1,291) from the Company. The land and building were included in property, plant and equipment, and the loans were recorded as notes payable on the balance sheet as of November 30, 2001. Changes arising from the fluctuations in the Yen exchange rate were reflected as a component of accumulated other comprehensive loss. Vitec is a major supplier to Shintom, and Pearl is an affiliate of Vitec. The loans bore interest at 5% per annum, and principle is payable in equal monthly installments over a six-month period beginning six months subsequent to the date of the loans. The loans from Vitec and Pearl were subordinated completely to the loan from the Company and, in liquidation, the Company receives payment first.

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

(c)    Inventory Purchases—Other

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

  Recoton Audio Group

        On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, acquired in cash (i) certain accounts receivable, inventory and trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") or (Recoton) and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton Corporation's Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1.9 million. The primary reason for this transaction was to expand the product offerings of AEC and to obtain certain long-standing trademarks such as Jensen®, Acoustic Research® and others. The Company also acquired an obligation with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH. This obligation is secured by the acquired company's accounts receivable and inventory.

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

        The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable	$12,291
Inventory	21,979
Other current assets	4,014
Property, plant and equipment	2,201
Trademarks	10,303

Total assets acquired	50,788

Liabilities assumed:
Accounts payable and other current liabilities	6,966
Long-term debt	3,776

Total liabilities assumed	10,742

Cash paid, net of cash acquired	$40,046

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

	Years Ended November 30,
	2002	2003
Revenue	$1,305,212	$1,364,291
Net loss	(14,985)	(3,961)
Net loss per share-basic and diluted	$(0.69)	$(0.18)

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

(8)    Investment Securities

        As of November 30, 2002, the Company's investment securities consist of $1,456 of available-for-sales marketable securities, which relates to 306,000 shares (after a 5 for 1 reverse stock split) of CellStar Common Stock, 1,904,000 shares of Shintom Common Stock and trading securities of $3,949 which consist of mutual funds that are held in connection with the deferred compensation plan.

        As of November 30, 2003, the Company's investment securities consist of $4,232 of available-for-sales marketable securities, which relates to 306,000 shares of CellStar Common Stock and trading securities of $5,280 which consist of mutual funds that are held in connection with the deferred compensation plan.

        During fiscal 2002 and 2003, the Company recorded a $1,158 and $21 other-than-temporary impairment of its Shintom common stock, respectively, due to a decline in the value of Shintom stock.

        The cost, gross unrealized gains and losses and aggregate fair value of the investment securities available-for-sale as of November 30, 2002 and 2003 were as follows:

	2002				2003
	Cost	Gross Unrealized Holding Gain (Loss)	Other-than- Temporary Impairment Charge	Aggregate Fair Value	Cost	Gross Unrealized Holding Gain (Loss)	Other-than- Temporary Impairment Charge	Aggregate Fair Value
CellStar Common Stock	$2,401	$(966)	—	$1,435	$2,401	$1,831	—	$4,232
Shintom Common Stock	1,179	—	$(1,158)	21	21	—	$(21)	—

	$3,580	$(966)	$(1,158)	$1,456	$2,422	$1,831	$(21)	$4,232

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

(9)    Property, Plant and Equipment

        A summary of property, plant and equipment, net, is as follows:

	November 30,
	2002	2003
Land	$363	$648
Buildings	1,605	4,244
Property under capital lease	7,142	7,142
Furniture, fixtures and displays	2,404	2,228
Machinery and equipment	8,204	8,061
Construction in progress	—	196
Computer hardware and software	14,467	12,702
Automobiles	769	924
Leasehold improvements	4,305	4,614

	39,259	40,759
Less accumulated depreciation and amortization	(20,878)	(20,517)

	$18,381	$20,242

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

	November 30,
	2002	2003
Current assets	$20,533	$22,518
Non-current assets	2,332	4,803
Current liabilities	3,447	4,640
Members' equity	19,418	22,681
	Years Ended November 30,
	2001	2002	2003
Net sales	$63,336	$44,168	$44,671
Gross profit	17,226	10,301	12,034
Operating income	5,581	216	2,607
Net income	6,908	3,486	5,895

        The Company's share of income from this unconsolidated equity investment for fiscal 2001, 2002 and 2003 was $3,454, $1,743 and $2,948, respectively.

(11)    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	November 30,
	2002	2003
Commissions	$4,676	$5,180
Employee compensation	3,070	5,564
Future warranty	9,143	12,006
Freight and duty	2,272	3,572
Other taxes payable	410	2,707
Other	15,412	13,787

	$34,983	$42,816

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

        Outstanding domestic obligations under the credit agreement at November 30, 2002 and 2003 were as follows:

	November 30,
	2002	2003
Revolving Credit Notes	$16,883	$11,709
Eurodollar Notes	20,000	20,000

	$36,883	$31,709

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

        The following is a maturity table for debt and bank obligations outstanding at November 30, 2003:

	Total Amounts Committed	2004	2005	2006	2007	2008
Lines of credit	$39,940	$39,940	$—	$—	$—	$—
Debt	21,722	3,433	2,662	2,596	10,697	2,334

Total	$61,662	$43,373	$2,662	$2,596	$10,697	$2,334

(14)    Income Taxes

        The components of income (loss) before the provision for (recovery of) income taxes, minority interest and cumulative effect of a change in accounting for negative goodwill are as follows:

	November 30,
	2001	2002	2003
	Note (2)
Domestic Operations	$(11,535)	$(7,584)	$17,391
Foreign Operations	53	1,181	3,645

	$(11,482)	$(6,403)	$21,036

        Total income tax expense (benefit) was allocated as follows:

	November 30,
	2001	2002	2003
	Note (2)
Statement of operations	$(3,627)	$12,932	$9,407
Stockholders' equity:
Unrealized holding gain (loss) on investment securities recognized for financial reporting purposes	(509)	260	1,063
Tax benefit of stock options exercised	—	(17)	(216)

Total income tax expense (benefit)	$(4,136)	$13,175	$10,254

        The provision for (recovery of) income taxes is comprised of:

	Federal	Foreign	State	Total
2001:
Note (2)
Current	$(1,751)	$359	$1,097	$(295)
Deferred	(2,407)	153	(1,078)	(3,332)

	$(4,158)	$512	$19	$(3,627)

2002:
Current	$(525)	$1,604	$1,949	$3,028
Deferred	8,645	180	1,079	9,904

	$8,120	$1,784	$3,028	$12,932

2003:
Current	$6,643	$4,153	$1,079	$11,875
Deferred	(1,737)	(906)	175	(2,468)

	$4,906	$3,247	$1,254	$9,407

        A reconciliation of the provision for income taxes computed at the Federal statutory rate to income (loss) before income taxes and minority interest and the actual provision for income taxes is as follows:

	November 30,
	2001		2002		2003
	Note (2)
Tax provision at Federal statutory rates	$(4,019)	(35.0)%	$(2,241)	(35.0)%	$7,363	35.0%
State income taxes, net of Federal benefit	12	0.1	338	5.3	1,132	5.4
Increase (decrease) in the valuation allowance for deferred tax assets	(227)	(2.0)	13,090	204.4	(641)	(3.1)
Foreign tax rate differential	448	4.0	1,372	21.4	1,971	9.4
Permanent and other, net	159	1.3	373	5.9	(418)	(2.0)

	$(3,627)	(31.6)%	$12,932	202.0%	$9,407	44.7%

        The significant components of deferred income tax expense (recovery) for the years ended November 30, 2002 and 2003 are as follows:

	November 30,
	2002	2003
Deferred tax expense (recovery) (exclusive of the effect of other components listed below)	$(3,186)	$(1,827)
Increase (decrease) in the balance of the valuation allowance for deferred tax assets	13,090	(641)

	$9,904	$(2,468)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	November 30,
	2002	2003
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts and cellular deactivations	$1,723	$2,094
Inventory, principally due to additional costs capitalized for tax purposes pursuant to the Tax Reform Act of 1986	1,617	1,561
Inventory, principally due to valuation reserve	7,521	7,480
Accrual for future warranty costs	3,249	3,460
Plant, equipment and certain intangibles, principally due to depreciation and amortization	1,863	2,112
Net operating loss carryforwards, federal, state and foreign	4,926	4,203
Foreign tax credits	1,347	2,895
Accrued liabilities not currently deductible and other	520	298
Investment securities	719	(355)
Deferred compensation plans	1,537	2,037

Total gross deferred tax assets	25,022	25,785
Less: valuation allowance	(13,206)	(12,565)

Net deferred tax assets	11,816	13,220

Deferred tax liabilities:
Issuance of subsidiary shares	(6,867)	(6,867)

Total gross deferred tax liabilities	(6,867)	(6,867)

Net deferred tax asset	$4,949	$6,353

        The net change in the total valuation allowance for the year ended November 30, 2003 was a decrease of $641, primarily resulting from a reduction in the valuation allowance recorded on certain of ACC's deferred tax assets. After this valuation allowance, the net deferred tax assets remaining on the consolidated balance sheet represent deferred tax assets generated from the Electronics Group.

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

(15)    Capital Structure

        The Company's capital structure is as follows:

		Shares Authorized November 30,		Shares Outstanding November 30,
						Voting Rights Per Share
Security	Par Value						Liquidation Rights
		2002	2003	2002	2003
Preferred Stock	$50.00	50,000	50,000	50,000	50,000	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	19,559,445	19,655,645	One	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	Ten	Ratably with Class A

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

        No stock options or warrants were granted in fiscal 2001 or fiscal 2002.

        Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 30, 2000	2,749,900	$11.61
Granted	—	—
Exercised	(10,000)	7.69
Canceled/Lapsed	—	—

Outstanding at November 30, 2001	2,739,900	11.62
Granted	—	—
Exercised	(16,336)	7.69
Canceled/Lapsed	(12,500)	13.75

Outstanding at November 30, 2002	2,711,064	11.64
Granted	120,000	11.02
Exercised	(96,200)	6.90
Canceled/Lapsed	(15,000)	15.00

Outstanding at November 30, 2003	2,719,864	$11.76

Options and warrants exercisable at November 30, 2003	2,719,864	$11.76

        Summarized information about stock options and warrants outstanding as of November 30, 2003 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price of Shares	Weighted Average Life Remaining In Years	Number of Shares	Weighted Average Price of Shares
$4.63-8.00	1,026,664	7.24	3.19	1,026,664	7.24
$8.01-13.00	228,200	11.30	4.22	228,200	11.30
$13.01-15.00	1,465,000	15.00	5.78	1,465,000	15.00

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

        At November 30, 2003, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2004	$553	$3,946
2005	552	3,309
2006	561	2,731
2007	577	2,499
2008	580	1,667
Thereafter	10,829	188

Total minimum lease payments	13,652	$14,340

Less: amount representing interest	7,517

Present value of net minimum lease payments	6,135
Less: current installments included in accrued expenses and other current liabilities	65

Long-term obligation	$6,070

        Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,958, $3,191 and $3,735 for the years ended November 30, 2001, 2002 and 2003, respectively.

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

$5,224

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

(c)    Fair Value

        The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value because of the short term maturity of these instruments. The estimated fair value of the Company's financial instruments is as follows:

	November30, 2002		November 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investment securities	$5,405	$5,405	$9,512	$9,512
Bank obligations	$36,883	$36,883	$39,940	$39,940

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

	Wireless	Electronics	Corporate	Consolidated Totals
2001, Note (2)
Net sales	$978,888	$297,703	—	$1,276,591
Interest income	138	91	$441	670
Equity in income of equity investees	—	45	3,541	3,586
Interest expense	7,711	2,039	(4,575)	5,175
Depreciation and amortization	878	1,408	2,190	4,476
Income (loss) before provision for (recovery of) income taxes and minority interest	(17,656)	13,623	(7,449)	(11,482)
Total assets	347,393	138,779	58,325	544,497
Goodwill, net	—	370	4,362	4,732
Non-cash items:
Provision for bad debt expense	629	1,091	216	1,936
Deferred income tax (benefit)	—	—	(3,332)	(3,332)
Minority interest	—	—	1,830	1,830
Capital expenditures	1,082	992	795	2,869

	Wireless	Electronics	Corporate	Consolidated Totals
2002
Net sales	727,658	372,724	—	1,100,382
Interest income	81	169	259	509
Equity in income of equity investees	—	37	1,742	1,779
Interest expense	3,984	1,605	(2,409)	3,180
Depreciation and amortization	1,114	1,571	2,095	4,780
Income (loss) before provision for (recovery of) income taxes, minority interest, and cumulative effect	(24,906)	17,415	1,088	(6,403)
Total assets	304,337	209,231	37,667	551,235
Goodwill, net	—	2,224	4,602	6,826
Non-cash items:
Provision for bad debt expense	3,482	1,402	—	4,884
Deferred income tax expense	—	—	9,904	9,904
Minority interest	—	—	4,616	4,616
Capital expenditures	1,093	1,321	745	3,159
2003
Net sales	806,210	517,692	—	1,323,902
Interest income	45	254	217	516
Equity in income of equity investees	—	35	3,244	3,279
Interest expense	1,798	3,917	(2,194)	3,521
Depreciation and amortization	1,056	1,884	1,641	4,581
Income (loss) before provision for (recovery of) income taxes and minority interest	5,617	29,540	(14,121)	21,036
Total assets	199,304	339,541	40,858	579,703
Goodwill, net	—	2,930	4,602	7,532
Non-cash items:
Provision for bad debt expense	(10)	576	—	566
Deferred income tax expense	—	—	(2,468)	(2,468)
Minority interest	—	—	4,993	4,993
Capital expenditures	274	1,099	4,081	5,454

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

        Net sales and long-lived assets by location for the years ended November 30, 2001, 2002 and 2003 were as follows.

	Net Sales			Long-Lived Assets
	2001	2002	2003	2001	2002	2003
	Note (2)
United States	$1,061,853	$867,154	$1,074,547	$34,820	$40,506	$55,256
Canada	85,796	143,368	135,952	—	—	—
Argentina	2,684	985	64	—	—	—
Peru	4,148	313	441	—	—	—
Japan	—	—	456	6,545	—	—
Malaysia	12,570	11,637	7,720	1,220	1,038	1,010
Venezuela	22,422	16,744	2,908	8,339	852	511
Mexico, Central America and Caribbean	77,134	28,655	60,093	—	—	—
Chile	1,077	21,711	9,776	—	—	—
Europe	—	—	27,708	—	—	2,407
Other foreign countries	8,907	9,815	4,237	—	—	—

Total	$1,276,591	$1,100,382	$1,323,902	$50,924	$42,396	$59,184

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

        During the years ended November 30, 2001, 2002 and 2003, 34%, 38% and 10% of the Company's purchases, respectively, were from Toshiba (Note 3). At November 30, 2002, the Company recorded receivables from Toshiba aggregating approximately $12,219 for price protection and software upgrades. At November 30, 2003, the Company recorded receivables from Toshiba aggregating approximately $709 primarily for software upgrades.

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

(22)    Unaudited Quarterly Financial Data

        Selected unaudited, quarterly financial data of the Company for the years ended November 30, 2002 and 2003 appears below:

	QUARTER ENDED
	Feb. 28	May 31	Aug. 31	Nov. 30
	Note (2)	Note (2)	Note (2)
	(Dollars in thousands, except per share data)
2002
Net sales	184,269	297,267	301,992	316,853
Gross profit	13,723	18,653	27,468	14,755
Operating expenses	18,946	24,089	21,283	24,356
Income (loss) before provision for (recovery of) income taxes, minority interest, and cumulative effect	(7,554)	7,737	4,985	(11,571)
Provision for (recovery of) income taxes	(1,500)	4,320	2,416	7,696
Minority interest income	557	256	49	4,193
Income (loss) before cumulative effect of accounting change for negative goodwill	(5,497)	3,673	2,618	(15,074)
Cumulative effect of accounting change for negative goodwill	240	—	—	—
Net income (loss)	(5,257)	3,673	2,618	(15,074)
Net income (loss) per common share before cumulative effect of accounting change for negative goodwill:
Basic	(0.25)	0.17	0.12	(0.69)
Diluted	(0.25)	0.17	0.12	(0.69)
Net income (loss)
Basic	(0.24)	0.17	0.12	(0.69)
Diluted	(0.24)	0.17	0.12	(0.69)
	QUARTER ENDED
	Feb. 28	May 31	Aug. 31	Nov. 30
	(Dollars in thousands, except per share data)
2003
Net sales	296,818	301,010	265,822	460,252
Gross profit	25,468	25,612	27,831	45,295
Operating expenses	21,007	22,558	25,381	33,457
Income before provision for income taxes, minority interest, and cumulative effect	2,628	3,355	2,442	12,611
Provision for income taxes	1,040	918	2,606	4,843
Minority interest income (expense)	(380)	(363)	811	(458)
Net income	1,208	2,074	647	7,310
Net income per common share before cumulative effect:
Basic	0.06	0.10	0.03	0.33
Diluted	0.05	0.09	0.03	0.33
Net income
Basic	0.06	0.10	0.03	0.33
Diluted	0.05	0.09	0.03	0.33

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

        A summary of the activity with respect to sales incentives for the last three years on a segment and consolidated basis is provided below:

Wireless

	Fiscal 2001	Fiscal 2002	Fiscal 2003
	Note (2)
Opening balance	$11,700	$5,209	$7,525
Accruals	19,680	31,186	21,327
Payments	(13,616)	(25,654)	(20,426)
Reversals for unearned incentives	(7,535)	(570)	(393)
Reversals for unclaimed incentives	(5,020)	(2,646)	(744)

Ending balance	$5,209	$7,525	$7,289

Electronics

	Fiscal 2001	Fiscal 2002	Fiscal 2003
	Note (2)
Opening balance	$2,894	$3,265	$4,626
Accruals**	5,789	7,665	19,994
Payments	(3,604)	(4,804)	(8,212)
Reversals for unearned incentives	(1,516)	(784)	(917)
Reversals for unclaimed incentives	(298)	(716)	(886)

Ending balance	$3,265	$4,626	$14,605

  Consolidated

	Fiscal 2001 Note (2)	Fiscal 2002	Fiscal 2003
Opening balance	$14,594	$8,474	$12,151
Accruals	25,469	38,851	41,321
Payments	(17,220)	(30,458)	(28,638)
Reversals	(14,369)	(4,716)	(2,940)

Ending balance	$8,474	$12,151	$21,894

        The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

  **
  Included in Electronics accruals is $4,111 of accrued sales incentives acquired from the acquisition of Recoton (Note 6).

(25)    Subsequent Event

        On February 19, 2004, the Company announced that it signed a non-binding letter of intent to sell a controlling interest in the Company's wireless subsidiary, ACC to Curitel Communications Inc., (or one of its affiliates or subsidiaries) a leading mobile phone manufacturer in South Korea (Curitel). Currently, Audiovox owns 75% of ACC and Toshiba owns the remaining interest.

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

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 9a—Controls and Procedures

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that

(i) our disclosure controls and procedures were effective as of November 30, 2003, and (ii) no change in internal control over financial reporting occurred during the quarter ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10—Directors and Executive Officers of the Registrant

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

Item 11—Executive Compensation

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

Summary Compensation Table

Annual Compensation(1)
Name and Principal Position	Year	Salary(2)		Bonus	All Other Compensation(3)
John J. Shalam President and CEO	2003 2002 2001	450,000 450,677 450,000		673,500 128,669 122,000	12,376 11,025 9,185
Philip Christopher Executive Vice President	2003 2002 2001	507,000 476,419 450,000	(4)	112,000 1,800,000 117,000	4,179 2,762 8,234
Charles M. Stoehr Senior Vice President and CFO	2003 2002 2001	325,000 326,418 325,000		224,500 242,890 41,000	5,831 4,253 8,234
Patrick M. Lavelle Senior Vice President	2003 2002 2001	200,000 201,277 200,000		1,588,532 1,204,508 655,636	3,814 1,980 7,998
Richard A. Maddia Vice President,Information Systems	2003 2002 2001	175,500 176,209 175,000		75,000 37,500 65,000	1,976 1,213 7,409

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

			Number of Securities Underlying Options at November 30, 2003	Value* of In-the-money Options at November 30, 2003
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
John J. Shalam	N/A	N/A	525,000/0	$3,614,125/$0
Philip Christopher	N/A	N/A	1,011,000/0	$2,513,545/$0
Charles M. Stoehr	N/A	N/A	172,500/0	$357,788/$0
Patrick M. Lavelle	34,500	$312,085	211,200/0	$70,364/$0
Richard A. Maddia	N/A	N/A	40,000/0	$125,650/$0

*
Based on the fair market value of the Company's Common Stock at November 30, 2003 less the exercise price payable for such shares.

Performance Graph

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG AUDIOVOX CORPORATION,
NASDAQ MARKET INDEX AND SIC CODE INDEX

        The annual changes for the five-year period are based on the assumption that $100 had been invested on December 1, 1998, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on November 30, 2003.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership (2)	Percent of Outstanding Shares
John J. Shalam	4,588,129(3)	19.6%
Philip Christopher	1,215,474	5.6%
Patrick M. Lavelle	228,578	1.1%
Charles M. Stoehr	186,500	*
Richard Maddia	45,040	*
Ann M. Boutcher	14,123	*
Paul C. Kreuch, Jr.	12,000	*
Dennis F. McManus	10,000	*
Irving Halevy	—	*
Peter Lesser	—	*
All directors and officers as a group (10 persons)	6,299,844	25.3%
Name and Address of Other 5% Holders of Common Stock
Dimensional Fund Advisors, Inc.(4)	1,394,860	6.7%
1299 Ocean Ave, 11th Floor
Santa Monica, CA 90401
Barclays Global Investors, N.A.(5)	1,069,622	5.2%
45 Fremont Street
San Francisco, CA 94105
Kahn Brothers & Co., Inc.(6)	1,693,445	8.2%
1299 Ocean Ave, 11th Floor
Santa Monica, CA 90401

*
Represents less than 1%

(1)
The address of each person, unless otherwise noted, is c/o Audiovox Corporation, 150 Marcus Blvd., Hauppauge, NY 11788. In presenting shares beneficially owned and in calculating each holder's percentage ownership, only options exercisable by that person within 60 days of March 24, 2004 and no options exercisable by any other person are deemed to be outstanding.

(2)
The number of shares stated as "beneficially owned" includes stock options currently exercisable as follows: Mr. Shalam—525,000, Mr. Christopher—1,011,000, Mr. Lavelle—211,200, Mr. Stoehr—172,500, Mr. Maddia—40,000, Ms. Boutcher—10,000, Mr. Kreuch—10,000 and Mr. McManus—10,000.

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

Item 13—Certain Relationships and Related Transactions

Transactions With Management

        We lease some of our equipment, office, warehouse and distribution facilities from entities in which our executive officer owns a controlling interest. The following table identifies leases that result in payments in excess of $60,000 to any of the related entities.

Real Property Location	Expiration Date	Owner of Property	Rent Paid During Fiscal Year 2003
150 Marcus Blvd. Hauppauge, NY	November 30, 2008	150 Marcus Blvd. Realty LLC(1)	$538,144
16808 Marquardt Avenue Cerritos, CA	March 31, 2009	Marquardt Associates(2)	306,206
555 Wireless Blvd. Hauppauge, NY	September 30, 2006	Wireless Blvd. Realty, LLC(3)	570,684
110 Marcus Blvd. Hauppauge, NY	Terminated November 1, 2003	110 Marcus Blvd. Realty LLC(4)	211,874
Equipment Location
555 Wireless Blvd. Hauppauge, NY	March 31, 2005	Wireless Blvd. Realty, LLC(3)	410,640

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

Item 14—Principal Accountant Fees and Services

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

        For the fiscal year ended November 30, 2003, the Company paid the following fees to Grant Thornton (and its affiliates) for services rendered during the year or for the audit in respect of that year:

Fee Type	(In Thousands)
Audit Fees(1)	$1,213
Audit-Related Fees(2)	79
Tax Fees(3)	21
All Other Fees	—

Total	$1,313

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

        The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by Grant Thornton is compatible with maintaining auditor independence. In 2003, the Audit Committee adopted a policy concerning approval of audit and non-audit services to be provided by Grant Thornton. The policy requires that all services Grant Thornton may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee. The Chairman of the Audit Committee may approve certain permitted non-audit services in between Committee meetings, which services are subsequently reported to and approved by the Committee. In addition, for particular permitted services, the Chief Financial Officer may approve the engagement of Grant Thornton provided such engagement will amount to fees of less than $50,000 and such engagement is reported to the Chairman of the Committee and reported to and ratified by the Committee at its next meeting.

        One or more representatives of Grant Thornton will be present at the Annual Meeting of Stockholders, will have an opportunity to make a statement if he or she desires to do so and will be available to respond to appropriate questions.

PART IV

Item 15—Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

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

        Consolidated Statements of Cash Flows of Audiovox Corporation and Subsidiaries for the Years Ended November 30, 2001, 2002 and 2003.

        Notes to Consolidated Financial Statements.

(2)    Financial Statement Schedules of the Registrant for the Years Ended November 30, 2001, 2002 and 2003.

        Independent Auditors' Report on Financial Statement Schedule: KPMG LLP (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2003).

        Schedule II—Valuation and Qualifying Accounts (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2003).

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
10.15
First Amended and Restated Stock and Asset Purchase Agreement, dated as of June 2, 2003, by and among Recoton Recoton Audio Corporation, Recoton Home Audio, Inc., Recoton Mobile Electronics, Inc., Recoton International Holdings, Inc. ("RIH"), Recoton Corporation and Recoton Canada Ltd. (collectively, the "Sellers"), JAX Assets Corp. ("Buyer") and Audiovox Corporation ("Registrant"), as guarantor (incorporated by reference to the Company's Form 8-K filed via EDGAR on July 23, 2003).
10.16	Long Term Incentive Compensation Award to John J. Shalam (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2002).
10.17	Long Term Incentive Compensation Award to Philip Christopher (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2002).
21	Subsidiaries of the Registrant (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2003).
23.1	Consent of Grant Thornton LLP (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2003).
23.2	Consent of KPMG LLP (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2003).
31.1	Certification Pursuant to Rule 13a-14(a) of The Securities Exchange Act of 1934 (filed herewith)
31.2	Certification Pursuant to Rule 13a-14(a) of The Securities Exchange Act of 1934 (filed herewith)
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
99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2003 and 2002 and for the Years Ended November 30, 2003, 2002 and 2001 (filed herewith).
99.2	Consent of McGladrey & Pullen, LLP (filed herewith).

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

Signature	Title	Date

/s/ JOHN J. SHALAM John J. Shalam	President; Chief Executive Officer (Principal Executive Officer) and Director	October 7, 2004
/s/ PHILIP CHRISTOPHER Philip Christopher	Executive Vice President and Director	October 7, 2004
/s/ CHARLES M. STOEHR Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	October 7, 2004
/s/ PATRICK M. LAVELLE Patrick M. Lavelle	Director	October 7, 2004
/s/ ANN BOUTCHER Ann Boutcher	Director	October 7, 2004

/s/ RICHARD A. MADDIA Richard A. Maddia	Director	October 7, 2004
/s/ PAUL C. KREUCH, JR. Paul C. Kreuch, Jr.	Director	October 7, 2004
/s/ DENNIS MCMANUS Dennis McManus	Director	October 7, 2004
/s/ IRVING HALEVY Irving Halevy	Director	October 7, 2004
/s/ PETER A. LESSER Peter A. Lesser	Director	October 7, 2004

QuickLinks

Table of Contents
PART I
  Item 1—Business
Electronics Group
Other Matters
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
PART II
  Item 5—Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6—Selected Consolidated Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a—Quantitative and Qualitative Disclosures About Market Risk
  Item 8—Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Independent Auditors' Report
AUDIOVOX CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets November 30, 2002 and 2003 (In thousands, except share and per share data)
AUDIOVOX CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Years Ended November 30, 2001, 2002 and 2003 (In thousands, except share and per share data)
AUDIOVOX CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) Years Ended November 30, 2001, 2002 and 2003 (In thousands, except share data)
AUDIOVOX CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended November 30, 2001, 2002 and 2003 (In thousands)
AUDIOVOX CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements November 30, 2001, 2002 and 2003 (Dollars in thousands, except share and per share data)
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a—Controls and Procedures
PART III
  Item 10—Directors and Executive Officers of the Registrant
The Board of Directors and Committees
Compensation Committee Interlocks and Insider Participation
Audit Committee Report
Section 16(a) Beneficial Ownership Reporting Compliance
  Item 11—Executive Compensation
Compensation Committee Report on Executive Compensation
Summary Compensation Table
Employment Agreements
Option Grants in Last Fiscal Year (2003)
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Performance Graph
  Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13—Certain Relationships and Related Transactions
Transactions With Management
  Item 14—Principal Accountant Fees and Services
PART IV
SIGNATURES