Form 10-Q/A
period 2004-02-29
AUDIOVOX CORP
filed 2004-10-07
CIK 807707

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Quarter Ended February 29, 2004

Commission file number 0-28839

AUDIOVOX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1964841 (I.R.S. Employer Identification No.)
150 Marcus Blvd., Hauppauge, New York (Address of principal executive offices)	11788 (Zip Code)
(631) 231-7750 Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126 of the Exchange Act) Yes ☒    No ☐

        Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

Class Outstanding at April 9, 2004
Class A Common Stock	20,773,338 Shares
Class B Common Stock	2,260,954 Shares

AUDIOVOX CORPORATION

I N D E X

PART I—FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	November 30, 2003	February 29, 2004
		(unaudited)
Assets
Current assets:
Cash	$4,702	$4,981
Accounts receivable, net	266,421	183,782
Inventory, net	219,664	265,917
Receivables from vendors	7,830	14,018
Prepaid expenses and other current assets	12,371	15,412
Deferred income taxes	9,531	8,437

Total current assets	520,519	492,547
Investment securities	9,512	9,977
Equity investments	13,142	11,613
Property, plant and equipment, net	20,242	20,069
Excess cost over fair value of assets acquired	7,532	7,022
Intangible assets	8,043	8,043
Other assets	713	650

	$579,703	$549,921

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$94,864	$80,011
Accrued expenses and other current liabilities	42,816	40,230
Accrued sales incentives	21,894	10,481
Income taxes payable	13,218	10,872
Bank obligations	39,940	40,599
Current portion of long-term debt	3,433	2,555

Total current liabilities	216,165	184,748
Long-term debt	18,289	17,236
Capital lease obligation	6,070	6,054
Deferred income taxes	3,178	2,360
Deferred compensation	5,280	6,096

Total liabilities	248,982	216,494

Minority interest	4,993	5,378

Commitments and contingencies
Stockholders' equity:
Preferred stock, $50 par value; 50,000 shares authorized and outstanding, liquidation preference of $2,500 per share	2,500	2,500
Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or outstanding	—	—
Common stock:
Class A $.01 par value; 60,000,000 shares authorized; 20,728,382 and 20,735,846 shares issued at November 30, 2003 and February 29, 2004, respectively; and 19,655,645 and 19,664,889 shares outstanding at November 30, 2003 and February 29, 2004, respectively	207	207
Class B $.01 par value convertible; 10,000,000 shares authorized; 2,260,954 shares issued and outstanding	22	22
Paid-in capital	252,104	252,203
Retained earnings	80,635	82,505
Accumulated other comprehensive loss	(1,229)	(891)
Treasury stock, at cost, 1,072,737 and 1,070,957 shares of Class A common stock at November 30, 2003 and February 29, 2004, respectively	(8,511)	(8,497)

Total stockholders' equity	325,728	328,049

Total liabilities and stockholders' equity	$579,703	$549,921

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended February 28, 2003 and February 29, 2004
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	February 28, 2003	February 29, 2004
Net sales	$296,818	$376,884
Cost of sales	271,350	345,518

Gross profit	25,468	31,366

Operating expenses:
Selling	7,303	9,920
General and administrative	12,305	17,106
Warehousing and technical support	1,399	1,703

Total operating expenses	21,007	28,729

Operating income	4,461	2,637

Other income (expense):
Interest and bank charges	(1,105)	(1,435)
Equity in income of equity investees	371	1,003
Other, net	(1,099)	851

Total other income (expense), net	(1,833)	419

Income before provision for income taxes and minority interest	2,628	3,056
Provision for income taxes	1,040	800
Minority interest expense	(380)	(386)

Net income	$1,208	$1,870

Net income per common share (basic)	$0.06	$0.09

Net income per common share (diluted)	$0.05	$0.08

Weighted average number of common shares outstanding (basic)	21,830,480	21,922,100

Weighted average number of common shares outstanding (diluted)	22,021,548	22,254,488

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended February 28, 2003 and February 29, 2004
(In thousands)
(unaudited)

	Three Months Ended
	February 28, 2003	February 29, 2004
Cash flows from operating activities:
Net income	$1,208	$1,870
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	1,030	1,086
Provision for bad debt expense	48	58
Equity in income of equity investees	(371)	(1,003)
Minority interest	380	386
Deferred income tax expense, net	79	440
Loss on disposal of property, plant and equipment, net	116	—
Tax benefit on stock options exercised	—	21
Non-cash stock compensation	—	268
Changes in operating assets and liabilities
Accounts receivable	81,337	82,753
Inventory	76,436	(46,225)
Receivables from vendors	12,252	(6,187)
Prepaid expenses and other assets	(6,087)	(1,740)
Investment securities-trading	(65)	(815)
Accounts payable, accrued expenses and other current liabilities and accrued sales incentives	(93,551)	(28,446)
Income taxes payable	4,369	(2,326)

Net cash provided by operating activities	77,181	140

Cash flows from investing activities:
Purchases of property, plant and equipment	(90)	(909)
Proceeds from sale of property, plant and equipment	183	18
Proceeds from distribution from an equity investee	70	2,526
Proceeds from reduction of purchase price of acquired business	—	510

Net cash provided by investing activities	163	2,145

Cash flows from financing activities:
Borrowings from bank obligations	149,546	253,098
Repayments on bank obligations	(186,495)	(252,638)
Principal payments on capital lease obligation	(15)	(16)
Proceeds from exercise of stock options and warrants	—	71
Principal payments on debt	—	(2,697)

Net cash used in financing activities	(36,964)	(2,182)

Effect of exchange rate changes on cash	(5)	176

Net increase in cash	40,375	279
Cash at beginning of period	2,758	4,702

Cash at end of period	$43,133	$4,981

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements,

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

        A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

	Three Months Ended
	February 28, 2003	February 29, 2004
Net income (numerator)	$1,208	$1,870

Weighted average number of common shares outstanding (denominator for net income per common share, basic)	21,830,480	21,922,100
Effect of dilutive securities:
Stock options and warrants	191,068	332,388

Weighted average number of common shares and potential common shares outstanding (denominator for net income per common share, diluted)	22,021,548	22,254,488

Net income per common share (basic)	$0.06	$0.09

Net income per common share (diluted)	$0.05	$0.08

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

        The Company's total comprehensive income was as follows:

	Three Months Ended
	February 28, 2003	February 29, 2004
Net income	$1,208	$1,870
Other comprehensive income:
Foreign currency translation adjustments	685	545
Unrealized holding gain (loss) on available-for-sale investment securities arising during period, net of tax	122	(207)

Other comprehensive income, net of tax	807	338

Total comprehensive income	$2,015	$2,208

        The change in the net unrealized gain (loss) on marketable securities arising during the periods presented above are net of a tax provision (benefit) of $75 and $(127) for the three months ended February 28, 2003 and February 29, 2004, respectively.

(4)    Supplemental Cash Flow Information

        The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended
	February 28, 2003	February 29, 2004
Cash paid during the period:
Interest (excluding bank charges)	$682	$1,000
Income taxes (net of refunds)	$2,408	$3,030

        During the three months ended February 29, 2004, 7,464 stock options were exercised into shares of Class A Common Stock aggregating proceeds of $71 to the Company.

  Non-Cash Transactions

        During the three months ended February 28, 2003 and February 29, 2004, the Company recorded an unrealized holding gain (loss) relating to available-for-sale marketable investment securities, net of deferred taxes, of $122 and $(207), respectively, as a component of accumulated other comprehensive loss.

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

Three Months Ended February 28, 2003
Revenue	$316,224
Net loss	$(4,873)
Net loss per share-basic and diluted	$(0.22)

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

(6)    Goodwill and Other Intangible Assets

        The change in the carrying amount of goodwill is as follow:

Net beginning balance at November 30, 2003	$7,532
Escrow monies collected in connection with Code-Alarm (Note 5)	(510)

Net ending balance at February 29, 2004	$7,022

        At November 30, 2003 and February 29, 2004, intangible assets consisted of the following:

	November 30, 2003 and February 29, 2004
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$677	$677	—
Trademarks subject to amortization	34	34	—
Trademarks not subject to amortization	8,043	—	$8,043

Total	$8,754	$711	$8,043

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

Three Months Ended February 28, 2003	Wireless	Electronics	Corporate	Consolidated Totals
Net sales	$216,562	$80,256	$—	$296,818
Income before provision for income taxes and minority interest	3,250	2,490	(3,112)	2,628
Total assets	177,693	170,817	77,112	425,622
Goodwill, net	—	2,786	4,602	7,388
Three Months Ended February 29, 2004	Wireless	Electronics	Corporate	Consolidated Totals
Net sales	$240,335	$136,549	$—	$376,884
Income before provision for income taxes and minority interest	1,520	5,154	(3,618)	3,056
Total assets	220,266	286,484	43,171	549,921
Goodwill, net	—	2,420	4,602	7,022

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

	November 30, 2003	February 29, 2004
Current assets	$22,518	$19,397
Non-current assets	4,803	4,626
Current liabilities	4,640	4,398
Members' equity	22,681	19,625
	Three Months Ended
	February 28, 2003	February 29, 2004
Net sales	$10,025	$13,966
Gross profit	2,811	4,432
Operating income	392	1,537
Net income	728	1,994

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

        A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes is as follows:

	Three Months Ended
	February 28, 2003		February 29, 2004
Tax provision at Federal statutory rate	$920	35.0%	$1,070	35.0%
State income taxes, net of Federal benefit	219	8.3	144	4.7
Decrease in beginning-of-the-year balance of the valuation allowance for deferred tax assets	(439)	(16.7)	(529)	(17.3)
Foreign tax rate differential	467	17.8	(105)	(3.4)
Non-deductible, changes in rates and other, net	(127)	(4.8)	220	7.2

	$1,040	39.6%	$800	26.2%

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

(10)    Accrued Sales Incentives

        A summary of the activity with respect to sales incentives for the three months ended February 28, 2003 and February 29, 2004, respectively, on a segment and consolidated basis is provided below:

For the three months ended February 28, 2003

	Wireless	Electronics	Total
Opening balance	$7,525	$4,626	$12,151
Accruals	5,552	1,965	7,517
Payments	(4,273)	(1,299)	(5,572)
Reversals for unclaimed sales incentives	(163)	(731)	(894)

Ending balance	$8,641	$4,561	$13,202

For the three months ended February 29, 2004

	Wireless	Electronics	Total
Opening Balance	$7,289	$14,605	$21,894
Accruals	3,623	2,967	6,590
Payments	(6,581)	(8,322)	(14,903)
Reversals for unearned sales incentives	(658)	(1,370)	(2,028)
Reversals for unclaimed sales incentives	(18)	(1,054)	(1,072)

Ending balance	$3,655	$6,826	$10,481

        The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

(11)    Product Warranties and Product Repair Costs

        The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:

	Three Months Ended
	February 28, 2003	February 29, 2004
Opening balance	$15,410	$18,512
Liabilities accrued for warranties issued during the period	1,958	2,934
Warranty claims paid during the period	(1,088)	(1,755)

Ending balance	$16,280	$19,691

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

        Outstanding domestic obligations under the credit agreement at November 30, 2003 and February 29, 2004 were as follows:

	November 30, 2003	February 29, 2004
Revolving Credit Notes	$11,709	$22,226
Eurodollar Notes	20,000	10,000

	$31,709	$32,226

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
  Factoring/Working Capital Arrangements

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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company markets its products under the Audiovox® brand name and other brand names, such as Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent®, as well as private labels through a large and diverse distribution network both domestically and internationally. The Company operates through two primary marketing groups: Wireless and Electronics.

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

Results of Operations

        The following table sets forth, for the periods indicated, certain statement of operations data for the Company expressed as a percentage of net sales:

	Three Months Ended
	February 28, 2003	February 29, 2004
Net sales:
Wireless
Wireless products	70.9%	62.2%
Activation commissions	1.8	1.4
Residual fees	0.2	0.2
Other	0.1	—

Total Wireless	73.0	63.8

Electronics
Mobile electronics	17.2	13.1
Consumer electronics	5.6	13.4
Sound	4.2	9.7
Other	—	—

Total Electronics	27.0	36.2

Total net sales	100.0	100.0

Cost of sales	91.4	91.7

Gross profit	8.6	8.3
Selling	2.5	2.6
General and administrative	4.1	4.5
Warehousing and technical support	0.5	0.5

Total operating expenses	7.1	7.6

Operating income	1.5	0.7
Interest and bank charges	(0.3)	(0.4)
Equity in income in equity investees	0.1	0.3
Other, net	(0.4)	0.2

Income before provision for income taxes	0.9	0.8
Provision for income taxes	0.4	0.2
Minority interest expense	(0.1)	(0.1)

Net income	0.4%	0.5%

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

  •
  Operating expenses as a percentage of net sales—This indicator is reviewed to determine the efficiency of operating expenses in relation to the Company's operations and identify significant fluctuations or possible future trends.

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

Consolidated Results
Three months ended February 28, 2003 compared to three months ended February 29, 2004

        The net sales and percentage of net sales by marketing group and product line for the three months ended February 28, 2003 and February 29, 2004 are reflected in the following table:

	Three Months Ended
	February 28, 2003		February 29, 2004
Net sales:
Wireless
Wireless products	$210,574	70.9%	$234,410	62.2%
Activation commissions	5,228	1.8	5,315	1.4
Residual fees	540	0.2	610	0.2
Other	220	0.1	—	—

Total Wireless	216,562	73.0	240,335	63.8

Electronics
Mobile electronics	51,090	17.2	49,549	13.1
Consumer electronics	16,495	5.6	36,470	9.7
Sound	12,544	4.2	50,530	13.4
Other	127	—	—	—

Total Electronics	80,256	27.0	136,549	36.2

Total	$296,818	100.0%	$376,884	100.0%

Net Sales

        Net sales for the three months ended February 29, 2004 increased $80,066, or 27.0% to $376,884 as compared with $296,818 in 2003.

        Wireless Group sales were $240,335 for the three months ended February 29, 2004, an 11.0% increase from sales of $216,562 in 2003. Unit sales of wireless handsets increased 5.6% to approximately 1,258,000 units for the three months ended February 29, 2004 from approximately 1,191,000 units in 2003. This increase was primarily due to new product introductions of camera phones with CDMA 1x technology. The average selling price of the Company's handsets increased to $179 per unit for the three months ended February 29, 2004 from $171 per unit in 2003 due to higher selling prices of new product introductions.

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

Wireless Results

Three months ended February 28, 2003 compared to three months ended February 29, 2004

        The following table sets forth for the periods indicated certain statements of operations data for Wireless expressed as a percentage of net sales:

	Three Months Ended
	February 28, 2003		February 29, 2004
Net sales:
Wireless products	$210,574	97.3%	$234,410	97.5%
Activation commissions	5,228	2.4	5,315	2.2
Residual fees	540	0.2	610	0.3
Other	220	0.1	—	—

Total net sales	216,562	100.0	240,335	100.0
Gross profit	11,818	5.5	10,041	4.2
Operating expenses
Selling	2,663	1.2	2,708	1.1
General and administrative	4,330	2.0	4,496	1.9
Warehousing and technical support	714	0.3	734	0.3

Total operating expenses	7,707	3.6	7,938	3.3

Operating income	4,111	1.9	2,103	0.9
Other expense	(861)	(0.4)	(583)	(0.2)

Pre-tax income	$3,250	1.5%	$1,520	0.7%

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

        No inventory write-downs were recorded by the Company during the first quarter of 2004 or 2003. At February 29, 2004, the Company had on hand approximately 15,500 units of previously written-down inventory which, after write-down, had an approximate extended value of $900. The Company plans to sell these items to its existing customers during the year. The Company expects that as new products are introduced, existing models on hand are effected by price competition from our competitors and demand by our customers, it could experience write- downs in the future.

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

  •
  $126 increase in advertising as a result of administrative costs for rebate programs which have increased as compared to the prior year. In addition, mailings and advertising print materials have increased due to new product introductions.

  •
  The above increase was partially offset by a $74 decrease in salesmen salaries due to restructuring of commission deals with salesmen, as compensation for salesmen has focused on commissionable sales.

        General and administrative expenses increased $166 for the three months ended February 29, 2004 compared to 2003 primarily as a result of:

  •
  Corporate allocations which increased $140 due to additional corporate services as a result of increased MIS costs for the Company's web-site.

  •
  $82 increase in employee benefits as a result of increased costs under the employee health care plan.

  •
  Numerous insurance policy premiums paid by the Company are calculated based on sales and inventory positions. As such, the increase in sales activity and increased inventory on hand caused insurance expense to increase $46.

  •
  The above increases were offset by a $72 decline in office salaries due to a reduction in Quintex employees, as a result of a closed Quintex branch.

  •
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

Electronics Results

Three months ended February 28, 2003 compared to three months ended February 29, 2004

        The following table sets forth for the periods indicated certain statements of income data for the Electronics Group expressed as a percentage of net sales:

	Three Months Ended
	February 28, 2003		February 29, 2004
Net sales:
Mobile electronics	$51,090	63.7%	$49,549	36.3%
Consumer electronics	16,495	20.6	36,470	26.7
Sound	12,544	15.6	50,530	37.0
Other	127	0.1	—	—

Total net sales	80,256	100.0	136,549	100.0
Gross profit	13,599	16.9	21,320	15.6
Operating expenses
Selling	3,800	4.7	6,187	4.5
General and administrative	5,795	7.2	9,807	7.2
Warehousing and technical support	642	0.8	905	0.7

Total operating expenses	10,237	12.7	16,899	12.4

Operating income	3,362	4.2	4,421	3.2
Other income (expense)	(872)	(1.1)	733	0.5

Pre-tax income	$2,490	3.1%	$5,154	3.8%

Net Sales

        Net sales increased $56,293, or 70.1%, to $136,549 for the three months ended February 29, 2004, from net sales of $80,256 in 2003. Sales of Audiovox Germany accounted for $15,733, or 27.9%, of this increase as a result of the Recoton acquisition in July 2003. Sales for Consumer electronics increased $19,975 (121%) for the three months ended February 29, 2004 from 2003, primarily from sales of DVD players and flat panel TV's. These products were introduced during fiscal 2003 and strong customer demand has caused sales activity to increase during fiscal 2004. Sound sales increased $37,986 (303%) as a result of the Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent®, trademarks which usage right was acquired during the Recoton acquisition. In addition, sound sales were positively impacted by increased sales in the satellite radio product line. Mobile electronics sales decreased $1,541 (3%) for the three months ended February 29, 2004 from 2003. The decline in mobile video is due to a decrease in post holiday sales of video's in a bag as compared to the prior year. The Company does not expect the decrease in mobile video sales to be a future trend.

        Net sales of the Company's Malaysian subsidiary decreased from last year by approximately $951 primarily from a shift in the Malaysia business environment. Specifically, the OEM market in Malaysia has declined as more automakers are incorporating electronic products into vehicles at the factory rather than being sold in the aftermarket. In addition, importing of foreign products has become more prevalent, therefore reducing domestic distribution within Malaysia. This decrease was offset by a $682 increase in the Company's Venezuela subsidiary due to the temporary shut-down of operations during the first quarter of fiscal 2003 attributable to political and economic instability. The operations in Venezuela were re-opened subsequent to the first quarter of fiscal 2003 and the political and economic environment has since improved, resulting in fiscal 2004 sales to increase.

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

Gross Profit

        Gross profit margins decreased to 15.6% for the three months ended February 29, 2004 compared to 16.9% in 2003. This decrease was due to an increase in consumer electronic products sold through consumer channels, which carry a lower gross margin as opposed to other product lines. Specifically, gross margins were adversely impacted by the sale of older DVD players, flat panel TV's and FRS radios as the selling price for these older items has declined as a result of new product introductions within these categories. This decrease was offset by margins achieved in Audiovox Germany from Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent® products as well as an increase in Code-Alarm margins due to a decline in production and warranty costs. In addition, there was a $691 decrease in sales incentive expense, net of reversals of $2,424, primarily due to increased reversals.

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

  •
  The increase for the international group was due to approximately $1,302 of Audiovox Germany expenses offset by a $26 decrease in Malaysia and Venezuela. Due to the operations of Recoton, which was acquired during the third quarter of fiscal 2003, Audiovox Germany expenses were primarily comprised of $566 in commissions, $114 of salesmen salaries and $552 of advertising. Advertising costs consisted primarily of product brochures and informative advertising materials regarding the Company's product line.

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

  •
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

  •
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

        The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At February 29, 2004, such obligations and commitments are as follows:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$13,514	$553	$1,118	$1,158	$10,685
Operating leases	13,605	3,913	5,890	3,693	109

Total contractual cash obligations	$27,119	$4,466	$7,008	$4,851	$10,794

	Amount of Commitment Expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Lines of credit	$40,599	$40,599
Standby letters of credit	2,294	2,294
Guarantees	300	300
Debt	19,791	2,555	$4,857	$12,379	—
Commercial letters of credit	715	715	—	—	—

Total commercial commitments	$63,699	$46,463	$4,857	$12,379	—

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

Forward-Looking Statements

        Except for historical information contained herein, statements made in this Form 10-Q that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the wireless, mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in the Company's Form 10-K for the fiscal year ended November 30, 2003. These factors, among others, may cause actual results to differ materially from the results suggested in the forward-looking statements. Forward-looking statements include statements relating to, among other things:

  •
  growth trends in the wireless, mobile and consumer electronic businesses

  •
  technological and market developments in the wireless, automotive and consumer electronics businesses

  •
  liquidity

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

ITEM 4    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of February 29, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended February 29, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

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

AUDIOVOX CORPORATION
By:	/s/ JOHN J. SHALAM John J. Shalam President and Chief Executive Officer
By:	/s/ CHARLES M. STOEHR Charles M. Stoehr Senior Vice President and Chief Financial Officer

Dated: October 7, 2004

QuickLinks

I N D E X
PART I—FINANCIAL INFORMATION
AUDIOVOX CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share and per share data)
AUDIOVOX CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations For the Three Months Ended February 28, 2003 and February 29, 2004 (In thousands, except share and per share data) (unaudited)
AUDIOVOX CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Three Months Ended February 28, 2003 and February 29, 2004 (In thousands) (unaudited)
AUDIOVOX CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Three Months Ended February 28, 2003 and February 29, 2004 (Dollars in thousands, except share and per share data)
PART II—OTHER INFORMATION
SIGNATURES