Form 10-Q/A
period 2004-05-31
AUDIOVOX CORP
filed 2004-10-07
CIK 807707

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

AUDIOVOX CORPORATION

I N D E X

PART I—FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	November 30, 2003	May 31, 2004
		(unaudited)
Assets
Current assets:
Cash	$4,702	$5,152
Accounts receivable, net	266,421	209,603
Inventory, net	219,664	276,526
Receivables from vendors	7,830	11,401
Prepaid expenses and other current assets	12,371	12,991
Deferred income taxes	9,531	7,854

Total current assets	520,519	523,527
Investment securities	9,512	8,045
Equity investments	13,142	12,662
Property, plant and equipment, net	20,242	19,829
Excess cost over fair value of assets acquired	7,532	7,019
Intangible assets	8,043	8,043
Other assets	713	573

	$579,703	$579,698

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$94,864	$80,261
Accrued expenses and other current liabilities	42,816	38,037
Accrued sales incentives	21,894	11,466
Income taxes payable	13,218	11,277
Bank obligations	39,940	69,643
Current portion of long-term debt	3,433	2,747

Total current liabilities	216,165	213,431
Long-term debt	18,289	15,719
Capital lease obligation	6,070	6,038
Deferred income taxes	3,178	1,645
Deferred compensation	5,280	6,185

Total liabilities	248,982	243,018

Minority interest	4,993	5,922

Commitments and contingencies
Stockholders' equity:
Preferred stock, $50 par value; 50,000 shares authorized and outstanding, liquidation preference of $2,500 per share	2,500	2,500
Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or outstanding	—	—
Common stock:
Class A $.01 par value; 60,000,000 shares authorized; 20,728,382 and 20,772,846 shares issued at November 30, 2003 and May 31, 2004, respectively; and 19,655,645 and 19,701,889 shares outstanding at November 30, 2003 and May 31, 2004, respectively	207	208
Class B $.01 par value convertible; 10,000,000 shares authorized; 2,260,954 shares issued and outstanding	22	22
Paid-in capital	252,104	252,752
Retained earnings	80,635	86,182
Accumulated other comprehensive loss	(1,229)	(2,409)
Treasury stock, at cost, 1,072,737 and 1,070,957 shares of Class A common stock at November 30, 2003 and May 31, 2004, respectively	(8,511)	(8,497)

Total stockholders' equity	325,728	330,758

Total liabilities and stockholders' equity	$579,703	$579,698

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three and Six Months Ended May 31, 2003 and May 31, 2004
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2004	May 31, 2003	May 31, 2004
Net sales	$301,010	$438,199	$597,828	$815,083
Cost of sales	275,398	405,751	546,748	751,269

Gross profit	25,612	32,448	51,080	63,814

Operating expenses:
Selling	8,275	9,979	15,577	19,899
General and administrative	12,889	14,641	25,195	31,747
Warehousing and technical support	1,394	2,319	2,793	4,022

Total operating expenses	22,558	26,939	43,565	55,668

Operating income	3,054	5,509	7,515	8,146

Other income (expense):
Interest and bank charges	(1,013)	(1,961)	(2,118)	(3,397)
Equity in income of equity investees	743	1,520	1,114	2,523
Other, net	571	447	(527)	1,299

Total other income (expense), net	301	6	(1,531)	425

Income before provision for income taxes and minority interest	3,355	5,515	5,984	8,571
Provision for income taxes	918	1,294	1,958	2,094
Minority interest expense	(363)	(544)	(743)	(930)

Net income	$2,074	$3,677	$3,283	$5,547

Net income per common share (basic)	$0.10	$0.17	$0.15	$0.25

Net income per common share (diluted)	$0.09	$0.16	$0.15	$0.25

Weighted average number of common shares outstanding (basic)	21,834,099	21,950,898	21,834,099	21,936,577

Weighted average number of common shares outstanding (diluted)	21,873,875	22,436,045	21,949,521	22,345,345

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended May 31, 2003 and May 31, 2004
(In thousands)
(unaudited)

	Six Months Ended
	May 31, 2003	May 31, 2004
Cash flows from operating activities:
Net income	$3,283	$5,547
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,060	2,210
Recovery of bad debt expense	(294)	(37)
Equity in income of equity investees	(1,114)	(2,523)
Minority interest expense	743	930
Deferred income tax expense, net	45	1,066
Loss on disposal of property, plant and equipment, net	175	2
Tax benefit on stock options exercised	—	107
Non-cash stock compensation	—	268
Changes in operating assets and liabilities
Accounts receivable	27,403	56,330
Inventory	118,894	(57,139)
Receivables from vendors	2,730	(3,571)
Prepaid expenses and other assets	(7,163)	1,230
Investment securities-trading	(324)	(904)
Accounts payable, accrued expenses and other current liabilities and accrued sales incentives	(90,533)	(28,934)
Income taxes payable	2,239	(1,923)

Net cash provided by (used in) operating activities	58,144	(27,341)

Cash flows from investing activities:
Purchases of property, plant and equipment	(533)	(1,887)
Proceeds from sale of property, plant and equipment	232	82
Proceeds from distribution from an equity investee	530	3,017
Proceeds from reduction of purchase price of acquired business	—	513

Net cash provided by investing activities	229	1,725

Cash flows from financing activities:
Borrowings from bank obligations	150,751	557,595
Repayments on bank obligations	(187,746)	(528,006)
Principal payments on capital lease obligation	(30)	(32)
Proceeds from exercise of stock options and warrants	—	534
Principal payments on debt	—	(3,810)
Payment of guarantee	—	(291)

Net cash (used in) provided by financing activities	(37,025)	25,990

Effect of exchange rate changes on cash	16	76

Net increase in cash	21,364	450
Cash at beginning of period	2,758	4,702

Cash at end of period	$24,122	$5,152

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

  •
  The Company has entered into an agreement with Toshiba, ACC's minority interest shareholder, to purchase the balance of Toshiba's shares of ACC prior to the closing with UTSI for $13,590, which includes the repayment of an $8,107 subordinated note (see Note 17).

  •
  Mr. Philip Christopher (ACC Chief Executive Officer) will sell to ACC all of his goodwill relating to or useable by ACC for a purchase price not to exceed $16,000, as determined by a qualified independent professional.

  •
  ACC will pay Mr. Christopher an additional $4,000 for the termination of his Employment and Stock Appreciation Rights Agreement on the closing date of the sale.

  •
  ACC will establish a $5,000 severance pool to be paid to certain employees of ACC and its subsidiaries as a severance payment and in exchange for which Audiovox will receive a release from such employees.

  •
  Mr. Shalam will receive a payment of $1,916 from the Company in connection with his Long-Term Incentive Compensation Award as of May 29, 2002 which was intended to reward Mr. Shalam in the event that a controlling interest in ACC was acquired by a third party.

  •
  For a period of five years after the closing, the Company will enter into a royalty free licensing agreement permitting UTSI to use the Audiovox brand name on certain products.

  •
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

        Based upon review of FASB Statement No. 144, "Accounting for the Impairment of Long-lived Assets," the Company has assessed the measurement date in accounting for the sale transaction on June 11, 2004 in connection with the date of board approval and signing of the agreement. Beginning in the third quarter of fiscal 2004, financial results for ACC will be recorded as discontinued operations through the date the sale transaction is closed. The following sets forth the carrying amounts of the major classes of assets and liabilities of ACC, which will be part of the disposal group as of May 31, 2004:

May 31, 2004
(unaudited)
Assets
Inventory, net	$129,158
Prepaid expenses and other current assets	5,346
Property, plant and equipment, net	1,686
Other assets	34

Total Assets	$136,224

Liabilities
Accounts payable	$54,554
Accrued expenses and other current liabilities	13,158
Accrued sales incentives	4,482
Long-term debt	38

Total Liabilities	$72,232

(3)   Net Income Per Common Share

        Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2004	2003	2004
Net income (numerator)	$2,074	$3,677	$3,283	$5,547

Weighted average number of common shares outstanding (denominator for net income per common share, basic)	21,834,099	21,950,898	21,834,099	21,936,577
Effect of dilutive securities:
Stock options and warrants	39,776	485,147	115,422	408,768

Weighted average number of common shares and potential common shares outstanding (denominator for net income per common share, diluted)	21,873,875	22,436,045	21,949,521	22,345,345

Net income per common share (basic)	$0.10	$0.17	$0.15	$0.25

Net income per common share (diluted)	$0.09	$0.16	$0.15	$0.25

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

        The Company's total comprehensive income was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2004	2003	2004
Net income	$2,074	$3,677	$3,283	$5,547
Other comprehensive income (loss):
Foreign currency translation adjustments	835	(253)	1,520	292
Unrealized holding gain (loss) on available-for-sale investment securities arising during period, net of tax	(29)	(1,265)	93	(1,472)

Other comprehensive income (loss), net of tax	806	(1,518)	1,613	(1,180)

Total comprehensive income	$2,880	$2,159	$4,896	$4,367

        The change in the net unrealized gain (loss) arising during the periods presented above are net of tax provision (benefit) of $(18) and $(775) for the three months ended May 31, 2003 and May 31, 2004, respectively, and $57 and $(902) for the six months ended May 31, 2003 and May 31, 2004, respectively.

(5)   Supplemental Cash Flow Information / Changes in Stockholders' Equity

        The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended
	May 31, 2003	May 31, 2004
Cash paid during the period:
Interest (excluding bank charges)	$1,063	$1,720
Income taxes (net of refunds)	$(219)	$3,815

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

  Recoton Audio Group

        On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, acquired in cash (i) certain accounts receivable, inventory and trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") or (Recoton) and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton's Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1.9 million. The primary reason for this transaction was to expand the product offerings of AEC and to obtain certain long-standing trademarks such as Jensen7, Acoustic Research7 and others. The Company also acquired an obligation with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH. This obligation is secured by the acquired company's accounts receivable and inventory.

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
	May 31, 2003
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

(7)   Goodwill and Other Intangible Assets

        The change in the carrying amount of goodwill is as follow:

Net beginning balance at November 30, 2003	$7,532
Escrow monies collected in connection with Code-Alarm (Note 6)	(513)

Net ending balance at May 31, 2004	$7,019

        At November 30, 2003 and May 31, 2004, intangible assets consisted of the following:

	November 30, 2003 and May 31, 2004
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$677	$677	—
Trademarks subject to amortization	34	34	—
Trademarks not subject to amortization	8,043	—	$8,043

Total	$8,754	$711	$8,043

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

	Wireless	Electronics	Corporate	Consolidated Totals
Three Months Ended May 31, 2003
Net sales	$189,107	$111,903	$—	$301,010
Income before provision for income taxes and minority interest	1,486	5,262	(3,393)	3,355
Three Months Ended May 31, 2004
Net sales	$290,181	$148,018	—	$438,199
Income before provision for income taxes and minority interest	2,090	6,089	$(2,664)	5,515
Six Months Ended May 31, 2003
Net sales	$405,669	$192,159	$—	$597,828
Income before provision for income taxes and minority interest	4,735	7,752	(6,503)	5,984
Total assets	175,637	195,337	59,677	430,651
Goodwill, net	—	2,910	4,602	7,512
Six Months Ended May 31, 2004
Net sales	$530,516	$284,567	$—	$815,083
Income before provision for income taxes and minority interest	3,610	11,243	(6,282)	8,571
Total assets	240,220	297,354	42,124	579,698
Goodwill, net	—	2,417	4,602	7,019

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

	November 30, 2003	May 31, 2004
Current assets	$22,518	$21,664
Non-current assets	4,803	4,252
Current liabilities	4,640	4,701
Members' equity	22,681	21,215
	Six Months Ended
	May 31, 2003	May 31, 2004
Net sales	$20,898	$29,236
Gross profit	5,862	9,182
Operating income	1,082	3,331
Net income	2,193	4,502

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

        A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes is as follows:

	Three Months Ended May 31,				Six Months Ended May 31,
	2003		2004		2003		2004
Tax provision at Federal statutory rate	$1,175	35.0%	$1,930	35.0%	$2,095	35.0%	$3,000	35.0%
State income taxes, net of Federal benefit	207	6.2	191	3.5	426	7.1	336	3.9
Decrease in beginning-of-the-year balance of the valuation allowance for deferred tax assets	(566)	(16.9)	(1,110)	(20.1)	(1,005)	(16.8)	(1,639)	(19.1)
Foreign tax rate differential	(62)	(1.9)	159	2.9	405	6.8	54	0.6
Non-deductible changes in rates and other, net	164	5.0	124	2.2	37	0.6	343	4.0

	$918	27.4%	$1,294	23.5%	$1,958	32.7%	$2,094	24.4%

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

(11) Accrued Sales Incentives

        A summary of the activity with respect to sales incentives for the three and six months ended May 31, 2003 and May 31, 2004, respectively, on a segment and consolidated basis is provided below:

For the three months ended May 31, 2003

	Wireless	Electronics	Total
Opening balance	$8,641	$4,561	$13,202
Accruals	5,784	2,370	8,154
Payments	(10,953)	(1,763)	(12,716)
Reversals for unearned sales incentive	(51)	(240)	(291)
Reversals for unclaimed sales incentives	(104)	—	(104)

Ending balance	$3,317	$4,928	$8,245

For the six months ended May 31, 2003

	Wireless	Electronics	Total
Opening balance	$7,525	$4,626	$12,151
Accruals	11,336	4,335	15,671
Payments	(15,226)	(3,062)	(18,288)
Reversals for unearned sales incentive	(51)	(240)	(291)
Reversals for unclaimed sales incentives	(267)	(731)	(998)

Ending balance	$3,317	$4,928	$8,245

For the three months ended May 31, 2004

	Wireless	Electronics	Total
Opening Balance	$3,655	$6,826	$10,481
Accruals	4,517	5,066	9,583
Payments	(3,500)	(4,262)	(7,762)
Reversals for unearned sales incentives	(70)	(448)	(518)
Reversals for unclaimed sales incentives	(120)	(198)	(318)

Ending balance	$4,482	$6,984	$11,466

For the six months ended May 31, 2004

	Wireless	Electronics	Total
Opening Balance	$7,289	$14,605	$21,894
Accruals	8,140	8,033	16,173
Payments	(10,081)	(12,584)	(22,665)
Reversals for unearned sales incentives	(728)	(1,818)	(2,546)
Reversals for unclaimed sales incentives	(138)	(1,252)	(1,390)

Ending balance	$4,482	$6,984	$11,466

        The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

(12) Product Warranties and Product Repair Costs

        The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2004	2003	2004
Opening balance	$16,280	$19,691	$15,410	$18,512
Liabilities accrued for warranties issued during the period	2,926	1,007	4,884	3,941
Warranty claims paid during the period	(2,316)	(2,507)	(3,404)	(4,262)

Ending balance	$16,890	$18,191	$16,890	$18,191

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

        Outstanding domestic obligations under the credit agreement at November 30, 2003 and May 31, 2004 were as follows:

	November 31, 2003	May 31, 2004
Revolving Credit Notes	$11,709	$11,084
Eurodollar Notes	20,000	50,000

	$31,709	$61,084

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

(14) Payment of Guarantee

        At November 30, 2003, the Company had guaranteed the borrowings of one of its 50%-owned equity investees (G.L.M.) at a maximum of $300. The Company guaranteed the debt of G.L.M. beginning in December 1996, and this guarantee was not modified. During the three months ended May 31, 2004, the Company received a request for payment in connection with this guarantee. As a result of the payment request, the Company paid $291 on behalf of G.L.M. during the three months ended May 31, 2004.

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

(17) Other Subsequent Events

        On June 8, 2004, Audiovox purchased 5% of ACC stock from Toshiba, an ACC minority shareholder for $1,410. As a result of this purchase, Audiovox currently owns 80% of ACC's stock. As discussed in Note 2, Audiovox and Toshiba subsequently entered into an agreement pursuant to which Toshiba would sell its remaining 20% of ACC's stock to Audiovox at the closing of the transactions between Audiovox, ACC and UTStarcom. Contingent upon closing with UTStarcom, Toshiba would receive total cash consideration of $15 million pursuant to its agreements with Audiovox and ACC, including the repayment of an $8.1 million convertible note from ACC to Toshiba and the $1,410 that was paid to Toshiba for its 5% of the ACC shares.

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

  •
  The Company has entered into an agreement with Toshiba, ACC's minority interest shareholder, to purchase the balance of Toshiba's shares of ACC prior to the closing with UTSI for $13,590, which includes the repayment of an $8,107 subordinated note (see Note 17).

  •
  Mr. Philip Christopher (ACC Chief Executive Officer) will sell to ACC all of his goodwill relating to or useable by ACC for a purchase price not to exceed $16,000, as determined by a qualified independent professional.

  •
  ACC will pay Mr. Christopher an additional $4,000 for the termination of his Employment and Stock Appreciation Rights Agreement on the closing date of the sale.

  •
  ACC will establish a $5,000 severance pool to be paid to certain employees of ACC and its subsidiaries as a severance payment and in exchange for which Audiovox will receive a release from such employees.

  •
  Mr. Shalam will receive a payment of $1,916 from the Company in connection with his Long-Term Incentive Compensation Award as of May 29, 2002 which was intended to reward Mr. Shalam in the event that a controlling interest in ACC was acquired by a third party.

  •
  For a period of five years after the closing, the Company will enter into a royalty free licensing agreement permitting UTSI to use the Audiovox brand name on certain products.

  •
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

        Based upon review of FASB Statement No. 144, "Accounting for the Impairment of Long-lived Assets," the Company has assessed the measurement date in accounting for the sale transaction on

June 11, 2004 in connection with the date of board approval and signing of the agreement. Beginning in the third quarter of fiscal 2004, financial results for ACC will be recorded as discontinued operations through the date the sale transaction is closed, which is expected in the fourth quarter of fiscal 2004. The following sets forth the carrying amounts of the major classes of assets and liabilities of ACC, which will be part of the disposal group as of May 31, 2004:

May 31, 2004
(unaudited)
Assets
Inventory, net	$129,158
Prepaid expenses and other current assets	5,346
Property, plant and equipment, net	1,686
Other assets	34

Total Assets	$136,224

Liabilities
Accounts payable	$54,554
Accrued expenses and other current liabilities	13,158
Accrued sales incentives	4,482
Long-term debt	38

Total Liabilities	$72,232

Results of Operations

        The following table sets forth, for the periods indicated, certain statement of earnings data for the Company expressed as a percentage of net sales:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2004	2003	2004
Net sales:
Wireless
Wireless products	61.5%	65.1%	66.2%	63.8%
Activation commissions	1.2	1.0	1.5	1.2
Residual fees	0.2	0.1	0.2	0.1
Other	—	—	—	—

Total Wireless	62.9	66.2	67.9	65.1

Electronics
Mobile electronics	24.6	19.3	20.9	16.4
Consumer electronics	9.2	4.3	7.4	6.8
Sound	3.3	10.2	3.8	11.7
Other	—	—	—	—

Total Electronics	37.1	33.8	32.1	34.9

Total net sales	100.0	100.0	100.0	100.0

Cost of sales	91.5	92.6	91.5	92.2

Gross profit	8.5	7.4	8.5	7.8
Selling	2.7	2.3	2.6	2.4
General and administrative	4.3	3.3	4.2	3.9
Warehousing and technical support	0.5	0.5	0.5	0.5

Total operating expenses	7.5	6.1	7.3	6.8

Operating income	1.0	1.3	1.3	1.0
Interest and bank charges	(0.3)	(0.4)	(0.4)	(0.4)
Equity in income in equity investees	0.2	0.3	0.2	0.3
Other, net	0.2	0.1	(0.1)	0.2

Income before provision for income taxes and minority interest	1.1	1.3	1.0	1.1
Provision for income taxes	0.3	0.3	0.3	0.3
Minority interest expense	(0.1)	(0.1)	(0.1)	(0.1)

Net income	0.7%	0.9%	0.6%	0.7%

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

Consolidated Results

Three months ended May 31, 2003 compared to three months ended May 31, 2004

        The net sales and percentage of net sales by marketing group and product line for the three months ended May 31, 2003 and May 31, 2004 are reflected in the following table:

	Three Months Ended
	May 31, 2003		May 31, 2004
Net sales:
Wireless
Wireless products	$185,174	61.5%	$285,228	65.1%
Activation commissions	3,444	1.2	4,441	1.0
Residual fees	489	0.2	512	0.1

Total Wireless	189,107	62.9	290,181	66.2

Electronics
Mobile electronics	74,108	24.6	84,438	19.3
Consumer electronics	27,762	9.2	18,978	4.3
Sound	9,928	3.3	44,602	10.2
Other	105	—	—	—

Total Electronics	111,903	37.1	148,018	33.8

Total	$301,010	100.0%	$438,199	100.0%

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

Six months ended May 31, 2003 compared to six months ended May 31, 2004

        The net sales and percentage of net sales by marketing group and product line for the six months ended May 31, 2003 and May 31, 2004 are reflected in the following table:

	Six Months Ended
	May 31, 2003		May 31, 2004
Net sales:
Wireless
Wireless products	$395,885	66.2%	$519,638	63.8%
Activation commissions	8,612	1.5	9,756	1.2
Residual fees	1,024	0.2	1,122	0.1
Other	148	—	—	—

Total Wireless	405,669	67.9	530,516	65.1

Electronics
Mobile electronics	125,198	20.9	133,987	16.4
Consumer electronics	44,257	7.4	55,449	6.8
Sound	22,472	3.8	95,131	11.7
Other	232	—	—	—

Total Electronics	192,159	32.1	284,567	34.9

Total	$597,828	100.0%	$815,083	100.0%

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

Wireless Results

Three months ended May 31, 2003 compared to three months ended May 31, 2004

        The following table sets forth for the periods indicated certain statements of earnings data for Wireless expressed as a percentage of net sales:

	Three Months Ended
	May 31, 2003		May 31, 2004
Net sales:
Wireless products	$185,174	97.9%	$285,228	98.3%
Activation commissions	3,444	1.9	4,441	1.5
Residual fees	489	0.2	512	0.2

Total net sales	189,107	100.0	290,181	100.0
Gross profit	9,382	5.0	10,865	3.7
Operating expenses
Selling	2,706	1.4	2,419	0.8
General and administrative	3,915	2.1	4,476	1.5
Warehousing and technical support	699	0.4	819	0.3

Total operating expenses	7,320	3.9	7,714	2.6

Operating income	2,062	1.1	3,151	1.1
Other expense	(576)	(0.3)	(1,061)	(0.4)

Pre-tax income	$1,486	0.8%	$2,090	0.7%

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

  •
  $261 decrease in commissions as a result of a decline in international sales to South America and Mexico. Generally, commissions paid in connection with international sales are higher than domestic sales. In addition, two Quintex branches were closed during the second quarter of fiscal 2004 which caused commissions to decline for the period.

  •
  $131 decrease in salesmen salaries due to the closing of two Quintex branches during fiscal 2004.

  •
  As a result of the increase in sales growth, the above decreases were partially offset by a $120 increase in travel and lodging, which requires more travel to suppliers in the Far East to support the increased product volume.

        General and administrative expenses increased $561 for the three months ended May 31, 2004 compared to 2003 primarily as a result of:

  •
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

  •
  Corporate allocations which increased $53 due to additional corporate services for MIS costs in connection with the Company's web-site.

  •
  Numerous insurance policy premiums paid by the Company are calculated based on sales and inventory positions. As such, the increase in sales activity and increased inventory on hand caused insurance expense to increase $50.

  •
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

Six months ended May 31, 2003 compared to six months ended May 31, 2004

        The following table sets forth for the periods indicated certain statements of earnings data for Wireless expressed as a percentage of net sales:

	Six Months Ended
	May 31, 2003		May 31, 2004
Net sales:
Wireless products	$395,885	97.6%	$519,638	98.0%
Activation commissions	8,612	2.1	9,756	1.8
Residual fees	1,024	0.3	1,122	0.2
Other	148	—	—	—

Total net sales	405,669	100.0	530,516	100.0
Gross profit	21,199	5.2	20,906	3.9
Operating expenses
Selling	5,369	1.3	5,126	0.9
General and administrative	8,247	2.0	8,972	1.7
Warehousing and technical support	1,412	0.4	1,553	0.3

Total operating expenses	15,028	3.7	15,651	2.9

Operating income	6,171	1.5	5,255	1.0
Other expense	(1,436)	(0.4)	(1,645)	(0.3)

Pre-tax income	$4,735	1.1%	$3,610	0.7%

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

  •
  $210 decrease in commissions as a result of a decline in international sales to South America and Mexico. Generally, commissions paid in connection with international sales are higher than domestic sales. In addition, two Quintex branches were closed during the second quarter of fiscal 2004 which caused commissions to decline for the period.

  •
  $204 decrease in salesmen salaries due to the winding down of operations and closing of two Quintex branches during fiscal 2004.

  •
  As a result of the increase in sales growth, the above decreases were partially offset by a $122 increase in travel and lodging, which requires more travel to suppliers in the Far East to support the increased product volume.

        General and administrative expenses increased $725 for the six months ended May 31, 2004 compared to 2003 primarily as a result of:

  •
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

  •
  Corporate allocations which increased $193 due to additional corporate services for MIS costs in connection with the Company's web-site.

  •
  Numerous insurance policy premiums paid by the Company are calculated based on sales and inventory positions. As such, the increase in sales activity and increased inventory on hand caused insurance expense to increase $96.

  •
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

Electronics Results

Three months ended May 31, 2003 compared to three months ended May 31, 2004

        The following table sets forth for the periods indicated certain statements of earnings data for the Electronics Group expressed as a percentage of net sales:

	Three Months Ended
	May 31, 2003		May 31, 2004
Net sales:
Mobile electronics	$74,108	66.2%	$84,438	57.1%
Consumer electronics	27,762	24.8	18,978	12.8
Sound	9,928	8.9	44,602	30.1
Other	105	0.1	—	—

Total net sales	111,903	100.0	148,018	100.0
Gross profit	16,175	14.5	21,526	14.5
Operating expenses
Selling	4,596	4.1	6,518	4.4
General and administrative	6,054	5.4	7,242	4.9
Warehousing and technical support	656	0.6	1,440	1.0

Total operating expenses	11,306	10.1	15,200	10.3

Operating income	4,869	4.4	6,326	4.2
Other income (expense)	393	0.3	(237)	(0.1)

Pre-tax income	$5,262	4.7%	$6,089	4.1%

Net Sales

        Net sales increased $36,115, or 32.3%, to $148,018 for the three months ended May 31, 2004, from net sales of $111,903 in 2003. Sales of Audiovox Germany accounted for $12,728, or 35.2%, of this increase as a result of the Recoton acquisition in July 2003.

        Sales for Mobile Electronics increased $10,330 (13.9%) for the three months ended May 31, 2004 from 2003, primarily from sales of mobile video products. Sound sales increased $34,674 (349.3%) as a result of the Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent®, trademarks which usage right was acquired during the Recoton acquisition. In addition, sound sales were positively impacted by increased sales of $10,388 in the satellite radio product line and $12,728 of Audiovox Germany sales. The increase in Sound sales has caused a shift in the sales allocation between Mobile and Consumer Electronics. Consumer Electronics sales decreased $8,784 (31.6%) for the three months ended May 31, 2004 from 2003. The decline in Consumer Electronics was due to a decrease in sales of consumer home products, DVD's and FRS radios, partially offset by an increase in flat panel TV's. Increased competition, most notably in the DVD category, caused Consumer Electronics sales to decline. The Company does not expect the decrease in Consumer Electronics sales to be a future trend.

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

Operating Expenses

        Operating expenses increased $3,894 for the three months ended May 31, 2004 from 2003, a 34.4% increase compared to 2003. The domestic group (AEC, Code and American Radio Corp.) accounted for $623 or 16.0% of the 2004 increase. The international group (Audiovox Germany, Malaysia and Venezuela) accounted for $3,271 or 84.0% of the 2004 increase which was primarily due to the operations of Audiovox Germany, which commenced as a result of the Recoton acquisition. As a percentage of net sales, operating expenses increased to 10.3% for the three months ended May 31, 2004 compared to 10.1% in 2003.

        Selling expenses increased $1,922 during the second quarter of 2004 of which $538 (28.0%) and $1,384 (72.0%) was attributable to the domestic group and international group, respectively.

  •
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

  •
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

  •
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

Six months ended May 31, 2003 compared to six months ended May 31, 2004

        The following table sets forth for the periods indicated certain statements of earnings data for the Electronics Group expressed as a percentage of net sales:

	Six Months Ended
	May 31, 2003		May 31, 2004
Net sales:
Mobile electronics	$125,198	65.2%	$133,987	47.1%
Consumer electronics	44,257	23.0	55,449	19.5
Sound	22,472	11.7	95,131	33.4
Other	232	0.1	—	—

Total net sales	192,159	100.0	284,567	100.0
Gross profit	29,774	15.5	42,846	15.1
Operating expenses
Selling	8,395	4.3	12,705	4.5
General and administrative	11,850	6.2	17,049	6.0
Warehousing and technical support	1,298	0.7	2,345	0.8

Total operating expenses	21,543	11.2	32,099	11.3

Operating income	8,231	4.3	10,747	3.8
Other income (expense)	(479)	(0.2)	496	0.2

Pre-tax income	$7,752	4.1%	$11,243	4.0%

Net Sales

        Net sales increased $92,408, or 48.1%, to $284,567 for the six months ended May 31, 2004, from net sales of $192,159 in 2003. Sales of Audiovox Germany accounted for $28,461, or 30.8%, of this increase as a result of the Recoton acquisition in July 2003.

        Sound sales increased $72,659 (323.3%) as a result of the Jensen®, Magnate®, Mac Audio®, Heco®, Acoustic Research® and Advent®, trademarks which usage right was acquired during the Recoton acquisition. In addition, sound sales were positively impacted by increased sales of $21,075 in the satellite radio product line and $28,461 of Audiovox Germany sales. Sales for Consumer electronics increased $11,192 (25.3%) for the six months ended May 31, 2004 from 2003, primarily from sales of DVD players and flat panel TV's. These products were introduced during fiscal 2003 and strong customer demand has caused sales activity to increase during fiscal 2004. Mobile electronics sales increased $8,789 (7.0%) for the six months ended May 31, 2004 from 2003 due to strong sales in mobile video. The increase in Sound sales has caused a shift in the sales allocation between Mobile and Consumer Electronics.

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

  •
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

  •
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

  •
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

        At November 30, 2003, the Company had guaranteed the borrowings of one of its 50%-owned equity investees (G.L.M.) at a maximum of $300. The Company guaranteed the debt of G.L.M. beginning in December 1996, and this guarantee was not modified. During the three months ended May 31, 2004, the Company received a request for payment in connection with this guarantee. As a result of the payment request, the Company paid $291 on behalf of G.L.M. during the three months ended May 31, 2004.

        The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At May 31, 2004, such obligations and commitments are as follows:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligation	$13,376	$553	$1,125	$1,157	$10,541
Operating leases	12,263	3,609	5,528	3,070	56

Total contractual cash obligations	$25,639	$4,162	$6,653	$4,227	$10,597

	Amount of Commitment Expiration per period
Other Commerical Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lines of credit(1)	$69,643	$69,643	—	—	—
Standby letters of credit(1)	2,271	2,271	—	—	—
Commercial letters of credit(1)	14,627	14,627	—	—	—
Debt(1)	18,466	2,747	$12,401	$3,318	—

Total commercial commitments	$105,007	$89,288	$12,401	$3,318	—

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

ITEM 4    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of May 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (furnished herewith)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (furnished herewith)
32.1	Certification Pursuant to Rule 13a-14(a) And Rule 15d-14(a) Section 1350, Chapter 63 of Title 18 of The United States Code, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification Pursuant to Rule 13a-14(a) And Rule 15d-14(a) Section 1350, Chapter 63 of Title 18 of The United States Code, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)

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

        The second report filed on Form 8-K, dated April 16, 2004 and filed April 22, 2004, reported that the Company and its Lenders had executed a Tenth Amendment to the Fourth Amended and Restated Credit Agreement, which, among other things, amends and restates the definition of"Borrowing Base" to allow the Company to borrow against its inventory at any time during the year. A copy of the Tenth Amendment was attached to the Form 8-K as Exhibit 99.1.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOVOX CORPORATION
	By:	/s/ JOHN J. SHALAM John J. Shalam President and Chief Executive Officer
Dated: October 7, 2004	By:	/s/ CHARLES M. STOEHR Charles M. Stoehr Senior Vice President and Chief Financial Officer

QuickLinks

AUDIOVOX CORPORATION
PART I— FINANCIAL INFORMATION
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
  ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4 CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1 LEGAL PROCEEDINGS
  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES