Form 10-Q
period 2004-08-31
AUDIOVOX CORP
filed 2004-10-15
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended                       August 31, 2004


Commission file number              0-28839


                              AUDIOVOX CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                        13-1964841
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

180 Marcus Blvd., Hauppauge, New York                          11788
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code                (631) 231-7750

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                    Yes  X                                       No
                       ------                                      ------

           Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

           Class                                Outstanding at October 8, 2004

           Class A Common Stock                            20,790,338 Shares
           Class B Common Stock                             2,260,954 Shares



                                               AUDIOVOX CORPORATION


                                                     I N D E X
                                                                                                        Page
                                                                                                       Number

PART I - FINANCIAL INFORMATION                                                                           4

    ITEM 1.  FINANCIAL STATEMENTS                                                                        4

                Consolidated Balance Sheets at November 30,
                   2003 and August 31, 2004 (unaudited)                                                  4

                Consolidated Statements of Earnings (unaudited) for the Three
                   and Nine Months Ended August 31, 2003 and August 31, 2004                             5

                Consolidated Statements of Cash Flows (unaudited) for the Nine
                   Months Ended August 31, 2003 and August 31, 2004                                      6

                Notes to Consolidated Financial Statements (unaudited)                                   7

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                                     28

    ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                                             50

    ITEM 4.     CONTROLS AND PROCEDURES                                                                 51

PART II - OTHER INFORMATION                                                                             51

    ITEM 1.     LEGAL PROCEEDINGS                                                                       51

    ITEM 6.     EXHIBITS                                                                                53

SIGNATURES                                                                                              55




                                                      PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
                                                   AUDIOVOX CORPORATION AND SUBSIDIARIES
                                                        Consolidated Balance Sheets
                                                     (In thousands, except share data)


                                                                                                   November 30,  August 31,
                                                                                                       2003         2004
                                                                                                   ------------  -----------
                                                                                                                 (unaudited)
Assets
Current assets:
     Cash                                                                                            $   4,702    $   8,592
     Accounts receivable, net                                                                          266,421      222,120
     Inventory                                                                                         152,762      165,126
     Receivables from vendors                                                                            7,830       11,092
     Prepaid expenses and other current assets                                                          10,319       10,477
     Deferred income taxes                                                                               9,531        8,196
     Assets held-for-sale                                                                               70,641      170,646
                                                                                                     ---------    ---------
         Total current assets                                                                          522,206      596,249
  Investment securities                                                                                  9,512        7,548
  Equity investments                                                                                    13,142       13,138
  Property, plant and equipment, net                                                                    18,598       18,896
  Excess cost over fair value of assets acquired                                                         7,532        7,195
  Intangible assets                                                                                      8,043        8,043
  Other assets                                                                                             670          458
                                                                                                     ---------    ---------
                                                                                                     $ 579,703    $ 651,527
                                                                                                     =========    =========
  Liabilities and Stockholders' Equity
  Current liabilities:
     Accounts payable                                                                                $  35,126    $  28,199
     Accrued expenses and other current liabilities                                                     31,115       24,810
     Accrued sales incentives                                                                           14,604        7,419
     Income taxes payable                                                                               13,218       12,456
     Bank obligations                                                                                   39,940      117,597
     Current portion of long-term debt                                                                   3,433       10,320
     Liabilities related to assets held-for-sale                                                        78,772       87,189
                                                                                                     ---------    ---------
         Total current liabilities                                                                     216,208      287,990
  Long-term debt                                                                                        18,246        7,388
  Capital lease obligation                                                                               6,070        6,022
  Deferred income taxes                                                                                  3,178        1,523
  Deferred compensation                                                                                  5,280        6,089
                                                                                                     ---------    ---------
         Total liabilities                                                                             248,982      309,012
                                                                                                     ---------    ---------
  Minority interest                                                                                      4,993        6,689
                                                                                                     ---------    ---------
  Commitments and contingencies
  Stockholders' equity:
     Preferred stock, $50 par value; 50,000 shares authorized and outstanding, liquidation
         preference of $2,500                                                                            2,500        2,500
     Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or
         outstanding                                                                                      --           --
     Common stock:
         Class A $.01 par value; 60,000,000 shares authorized; 20,728,382 and 20,772,846 shares
           issued at November 30, 2003 and August 31, 2004, respectively                                   207          208
         Class B $.01 convertible par value; 10,000,000 shares authorized; 2,260,954 shares issued
           and outstanding                                                                                  22           22
     Paid-in capital                                                                                   252,104      252,752
     Retained earnings                                                                                  80,635       91,526
     Accumulated other comprehensive loss                                                               (1,229)      (2,685)
     Treasury stock, at cost, 1,072,737 and 1,070,957 shares of Class A common stock at
         November 30, 2003 and August 31, 2004, respectively                                            (8,511)      (8,497)
                                                                                                     ---------    ---------
  Total stockholders' equity                                                                           325,728      335,826
                                                                                                     ---------    ---------
  Total liabilities and stockholders' equity                                                         $ 579,703    $ 651,527
                                                                                                     =========    =========

See accompanying notes to consolidated financial statements.



                                               AUDIOVOX CORPORATION AND SUBSIDIARIES
                                                Consolidated Statements of Earnings
                                    For the Three and Nine Months Ended August 31, 2003 and 2004
                                           (In thousands, except share and per share data)
                                                            (unaudited)


                                                                        Three Months Ended                Nine Months Ended
                                                                 -----------------------------    ---------------------------------
                                                                   August 31,       August 31,      August 31,      August 31,
                                                                     2003             2004            2003            2004
                                                                  ------------    ------------    ------------    ------------

  Net sales                                                       $    135,239    $    132,965    $    327,397    $    417,533
  Cost of sales                                                        112,516         109,747         274,793         351,406
                                                                  ------------    ------------    ------------    ------------
  Gross profit                                                          22,723          23,218          52,604          66,127
                                                                  ------------    ------------    ------------    ------------

  Operating expenses:
     Selling                                                             5,759           8,370          15,967          23,144
     General and administrative                                         11,807          12,924          29,168          36,200
     Warehousing and technical support                                     479             935           1,859           3,404
                                                                  ------------    ------------    ------------    ------------
         Total operating expenses                                       18,045          22,229          46,994          62,748
                                                                  ------------    ------------    ------------    ------------

  Operating income                                                       4,678             989           5,610           3,379
                                                                  ------------    ------------    ------------    ------------

  Other income (expense):
     Interest and bank charges                                            (893)           (888)         (1,648)         (2,682)
     Equity in income of equity investees                                1,019           1,182           2,134           3,706
     Other, net                                                             44             324            (411)          1,663
                                                                  ------------    ------------    ------------    ------------
         Total other income, net                                           170             618              75           2,687
                                                                  ------------    ------------    ------------    ------------

  Income from continuing operations before provision for income
     taxes, minority interest and discontinued operations                4,848           1,607           5,685           6,066

  Provision for income taxes                                             2,726             832           3,850           3,042
  Minority interest income (expense)                                       161            (738)            454            (710)
                                                                  ------------    ------------    ------------    ------------

  Income from continuing operations                                      2,283              37           2,289           2,314

  Income (loss) from discontinued operations, net of tax                (1,636)          5,307           1,641           8,577
                                                                  ------------    ------------    ------------    ------------

  Net income                                                      $        647    $      5,344    $      3,930    $     10,891
                                                                  ============    ============    ============    ============

  Earnings (loss) per common share (basic):
     From continuing operations                                   $       0.11    $       0.00    $       0.10    $       0.11
     From discontinued operations                                 $      (0.08)   $       0.24    $       0.08    $       0.39
                                                                  ------------    ------------    ------------    ------------
  Net income per common share (basic)                             $       0.03    $       0.24    $       0.18    $       0.50
                                                                  ============    ============    ============    ============

  Earnings (loss) per common share (diluted):
     From continuing operations                                   $       0.10    $       0.00    $       0.10    $       0.10
     From discontinued operations                                 $      (0.07)   $       0.24    $       0.08    $       0.39
                                                                  ------------    ------------    ------------    ------------
  Net income per common share (diluted)                           $       0.03    $       0.24    $       0.18    $       0.49
                                                                  ============    ============    ============    ============

  Weighted-average common shares outstanding (basic)                21,840,621      21,962,843      21,836,241      21,945,364
                                                                  ============    ============    ============    ============
  Weighted-average common shares outstanding (diluted)              22,101,749      22,400,415      22,000,232      22,363,733
                                                                  ============    ============    ============    ============




See accompanying notes to consolidated financial statements.



                                               AUDIOVOX CORPORATION AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows
                                         For the Nine Months Ended August 31, 2003 and 2004
                                                           (In thousands)
                                                            (unaudited)

                                                                                                        Nine Months Ended
                                                                                                 -----------------------------
                                                                                                    August 31,    August 31,
                                                                                                      2003          2004
                                                                                                  -----------    -----------
Cash flows from operating activities:
     Net income                                                                                   $     3,930    $    10,891
     Income from discontinued operations                                                               (1,641)        (8,577)
                                                                                                  -----------    -----------
     Income from continuing operations                                                                  2,289          2,314
     Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
        Depreciation and amortization                                                                   2,443          2,417
        Recovery of bad debt expense                                                                      (41)          (146)
        Equity in income of equity investees                                                           (2,134)        (3,706)
        Minority interest (expense)                                                                      (454)           710
        Deferred income tax expense, net                                                               (3,080)           731
        Loss on disposal of property, plant and equipment, net                                            160           --
        Tax benefit on stock options exercised                                                           --              107
        Non-cash stock compensation                                                                       297            179
     Changes in operating assets and liabilities, net of assets and liabilities acquired:
        Accounts receivable                                                                            43,785         42,920
        Inventory                                                                                      13,513        (12,607)
        Receivables from vendors                                                                        9,313         (3,262)
        Prepaid expenses and other                                                                     (1,712)        13,376
        Investment securities-trading                                                                    (796)          (809)
        Accounts payable, accrued expenses and other current liabilities and accrued sales
          incentives                                                                                    8,169        (19,534)
        Income taxes payable                                                                            2,057           (742)
     Change in assets held-for-sale                                                                   111,949        (99,995)
     Change in liabilities related to assets held-for-sale                                            (82,095)         8,424
                                                                                                  -----------    -----------
          Net cash provided by (used in) operating activities                                         103,663        (69,623)
                                                                                                  -----------    -----------

  Cash flows from investing activities:
     Purchases of property, plant and equipment                                                        (4,119)        (2,910)
     Proceeds from sale of property, plant and equipment                                                  129            173
     Proceeds from distribution from an equity investee                                                   810          3,609
     Proceeds from reduction of purchase price of acquired business                                      --              513
     Purchase of subsidiary shares                                                                       --           (1,410)
     Sale of assets to equity investee                                                                  3,600           --
     Purchase of acquired business, net of cash acquired                                              (39,609)          --
                                                                                                  -----------    -----------
          Net cash used in investing activities                                                       (39,189)           (25)
                                                                                                  -----------    -----------

  Cash flows from financing activities:
     Borrowings from bank obligations                                                                 164,331      1,006,160
     Repayments on bank obligations                                                                  (201,158)      (928,551)
     Principal payments on capital lease obligation                                                       (45)           (48)
     Proceeds from exercise of stock options and warrants                                                 385            534
     Principal payments on debt                                                                          --           (4,324)
     Payment of guarantee                                                                                --             (291)
                                                                                                  -----------    -----------
          Net cash (used in) provided by financing activities                                         (36,487)        73,480
                                                                                                  -----------    -----------
  Effect of exchange rate changes on cash                                                                 (34)            58
                                                                                                  -----------    -----------
  Net increase in cash                                                                                 27,953          3,890
  Cash at beginning of period                                                                           2,758          4,702
                                                                                                  -----------    -----------
  Cash at end of period                                                                           $    30,711    $     8,592
                                                                                                  ===========    ===========



See accompanying notes to consolidated financial statements.

                                                       6

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


(1)  Basis of Presentation

     The accompanying consolidated financial statements of Audiovox Corporation and subsidiaries ("Audiovox" or the "Company") were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

     These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K/A for the year ended November 30, 2003.

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

     A summary of the Company's significant accounting policies is identified in
     Note 1 of Notes to Consolidated Financial Statements included in the Company's 2003 Annual Report filed on Form 10-K/A. There have been no changes to the Company's significant accounting policies subsequent to November 30, 2003.

     In connection with Audiovox Communications Corporation ("ACC") entering into a definitive asset purchase agreement ("Agreement") with UTStarcom, Inc. ("UTSI") on June 11, 2004 (see Note 2 of Notes to Consolidated Financial Statements), the Company has classified certain assets and certain liabilities of ACC as held-for-sale on the accompanying consolidated balance sheets. The Company is in the process of completing this sale and plans to exit the Wireless business, which includes ACC. Accordingly, the Company has presented the Wireless business results as a discontinued operation for all periods presented. In addition, certain reclassifications have been made to the 2003 consolidated financial

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     statements in order to conform to the current period presentation.

     The Company has one reportable segment ("Electronics") which is organized by product class. The Electronics Segment sells autosound, mobile electronics and consumer electronics, primarily to mass merchants, specialty retailers, new car dealers, original equipment manufacturers ("OEM"), independent installers of automotive accessories and the U.S. military.

(2)  Discontinued Operations

     On June 11, 2004, the Company's majority owned subsidiary, ACC, entered into a definitive asset Agreement to sell selected assets and certain liabilities (excluding its receivables, inter- company accounts payable, income taxes payable, subordinated debt and certain accrued expenses and other current liabilities), to UTSI for a purchase price of $165,100 ("Purchase Price") subject to a net working capital adjustment. If the net working capital adjustment reflected at the closing is less than $40,000, then the Purchase Price will be adjusted downward in an amount equal to the deficiency, and if the net working capital balance exceeds $40,000, then the Purchase Price will be adjusted upwards in an amount equal to the excess.

     A portion of the Purchase Price proceeds will be utilized for the following payments:

     o ACC will repay Toshiba, minority interest shareholder of ACC, $8,107 as payment in full of the outstanding principal amount of a subordinated note. In addition, Audiovox will purchase from Toshiba, its remaining minority interest in ACC for $5,483. As a result of this purchase ACC will release Toshiba from its obligation to continue to supply wireless handsets to ACC and releases Toshiba from all claims that ACC or Audiovox have or may have against them.

     o Upon completion of the Agreement, ACC's Chief Executive Officer's employment agreement with ACC will be terminated and pursuant to his employment agreement and his long-term incentive compensation award he will receive $4,000. ACC will also purchase certain of his personally held intangibles for a purchase price of $16,000. The Company will purchase his personally held intangibles in order for ACC to have the ability to convey all of the assets used in connection with the conduct of Wireless business to UTSI.

     o Upon completion of the closing of the Agreement, ACC will pay $5,000 to certain employees of ACC and its subsidiaries as a severance payment and in exchange for which Audiovox will receive a release

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


          from such employees.

     o Pursuant to the terms of the Agreement, 5% (or $8,255) of the $165,100 Purchase Price will be placed in escrow by UTSI for 120 days after closing.

     o The Company's Chairman and Chief Executive Officer will receive $1,916 upon the closing of the asset sale pursuant to an amendment to a long-term incentive compensation award which clarified that such payment would be paid pursuant to a sale of the Wireless business pursuant to an asset sale.

     o Estimated taxes of approximately $28,100 will be paid in connection with the asset sale agreement.

     If the asset sale had closed on August 31, 2004, Audiovox would have received the $165,100 purchase price at closing and would have received an additional $41,808 pursuant to the post-closing net working capital adjustment. This amount would be reduced by payments to former employees of the wireless business, transaction costs that are estimated to be $4,000, payments to Toshiba with respect to certain indebtedness and the purchase of their 25% interest in ACC, payment of an incentive award to the Company's CEO and taxes relating to the asset sale. If the asset sale closed on August 31, 2004, the aggregate amount of these reductions would be approximately $72,606 and Audiovox would retain approximately $134,302.

     Audiovox will retain all of the receivables related to the Wireless business, which, as of November 30, 2003 and August 31, 2004, amounted to $128,613 and $134,436, respectively. Audiovox will also retain certain liabilities (including accrued expenses, other current liabilities and income taxes payable) related to the Wireless business, which as of November 30, 2003 and August 31, 2004, amounted to $5,520 and $2,227, respectively.

     Audiovox will retain the proceeds of the Wireless business to repay domestic bank obligations, which at August 31, 2004 approximated $109,062, and to fund and grow the consumer electronics business. However, after the repayment of domestic bank obligations, Audiovox may use all or a portion of the proceeds for other purposes and will consider other market opportunities, including acquisitions.

     While the anticipated closing date for this transaction is expected on November 1, 2004, there can be no assurances that such transaction will close on that date as it is subject to certain closing conditions, including regulatory and third party approvals. The Company's Board of Directors as well as the Board of Directors of UTSI has approved the

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     transaction and the Company's Chairman and Chief Executive Officer and majority shareholder, has agreed to vote his shares in favor of this Agreement.

     On or after the closing date of the sale to UTSI, the following additional agreements will become effective:

     o For a period of five-years after the closing, the Company will enter into a royalty free licensing agreement permitting UTSI to use the Audiovox brand name on certain products. During such period, the Company will not conduct, directly or indirectly, in the Wireless business without the prior written consent of UTSI.

     o Certain ACC employee stock options under the 1997 Stock Option Plan and 1999 Stock Compensation Plan will be extended for one year from the closing. This extension would result in a remeasurement of stock options which will be accounted for in accordance with FIN 44 and SFAS 123.

     o The Company will provide certain Information Technology services, that are currently provided to ACC, for at least six months after the closing as set forth in the Transition Services Agreement with UTSI. As consideration for the performance of these services, UTSI will pay the Company based on the usage of these services as set forth in the Transition Services Agreement.

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment of Long-lived Assets," the Company has assessed the measurement date in accounting for the sale transaction on June 11, 2004 in connection with the date of board approval and signing of the Agreement. Accordingly, the Company reclassified all associated assets and liabilities as held-for-sale and recorded the Wireless Segment as a discontinued operation for all periods presented. The following sets forth the carrying amounts of the major classes of assets and liabilities of ACC, which are classified as held-for-sale in the accompanying consolidated balance sheets.


                                                              November 30,     August 31,
                                                                  2003            2004
                                                              ------------    -----------
Assets
  Inventory                                                     $ 66,902       $160,091
  Prepaid expenses and other current assets                        2,052          8,870
  Property, plant and equipment, net                               1,644          1,654
  Other assets                                                        43             31
                                                                  --------      --------
       Total assets held-for-sale                                 $ 70,641      $170,646
                                                                  ========      ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


                                                              November 30,     August 31,
                                                                  2003            2004
                                                              ------------    -----------
Liabilities
  Accounts payable                                              $59,738        $70,208
  Accrued expenses and other current liabilities                 11,701         12,818
  Accrued sales incentives                                        7,290          4,127
  Long-term debt                                                     43             36
                                                                -------        -------
       Total liabilities related to assets held-for-sale        $78,772        $87,189
                                                                =======        =======

     The following is a summary of the Wireless Segment included within discontinued operations:


                                             Three Months Ended           Nine Months Ended
                                         --------------------------  -------------------------
                                         August 31,     August 31,    August 31,    August 31,
                                           2003           2004          2003          2004
                                         ----------     ----------    ----------    ----------
Net sales from discontinued
     operations                          $ 130,583      $ 314,600     $ 536,253     $ 845,116
  Income (loss) from operations of
     discontinued operations before
     income taxes                           (1,756)         5,739         2,355         8,893
  Provision for (recovery of) income
     taxes                                    (120)           432           714           316
                                         ---------      ---------     ---------     ---------
  Income (loss) from discontinued
     operations, net of tax              $  (1,636)     $   5,307     $   1,641     $   8,577
                                         =========      =========     =========     =========


     Interest expense of $23 and $1,028 was allocated to discontinued operations for the three months ended August 31, 2003 and 2004, respectively. Interest expense of $1,081 and $2,411 was allocated to discontinued operations for the nine months ended August 31, 2003 and 2004, respectively. These allocations represent consolidated interest that cannot be attributed to other operations of the Company and such allocations were based on the required working capital needs of the Wireless business.

     Included in income from discontinued operations are tax provisions (recovery of) of ($120), and $432 for the three months ended August 31, 2003 and 2004, respectively, and $714 and $316 for the nine months ended August 31, 2003 and 2004, respectively. The Company has established valuation allowances for state net operating loss carryforwards as well as other deferred tax assets of the Wireless Segment. The net change in the total valuation allowance, which resulted from the utilization of previously fully reserved net operating loss carryforwards by the Wireless

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     Segment, for the three and nine months ended August 31, 2004, was a decrease of $3,622 and $5,262, respectively. Such change positively impacted the provision for income taxes during the periods indicated.

     A summary with respect to Wireless sales incentives included in liabilities held-for-sale is provided below:


                                               For the Three Months Ended
                                             ----------------------------
                                               August 31,   August 31,
                                                 2003         2004
                                               ---------    --------

  Opening balance                              $ 3,317      $ 4,482
  Accruals                                       2,253        3,983
  Payments                                      (2,809)      (4,169)
  Reversals for unearned sales incentive          (206)        (159)
  Reversals for unclaimed sales incentives        (263)         (10)
                                               -------      -------
  Ending balance                               $ 2,292      $ 4,127
                                               =======      =======


                                             For the Nine Months Ended
                                             --------------------------
                                               August 31,   August 31,
                                                 2003         2004
                                               ---------    --------
  Opening balance                              $  7,525      $  7,289
  Accruals                                       13,588        12,123
  Payments                                      (18,034)      (14,250)
  Reversals for unearned sales incentive           (257)         (887)
  Reversals for unclaimed sales incentives         (530)         (148)
                                               --------      --------
  Ending balance                               $  2,292      $  4,127
                                               ========      ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     A summary with respect to Wireless product warranties and product repair costs is provided below:


                                            Three Months Ended        Nine Months Ended
                                         ----------------------    -----------------------
                                                August 31,             August 31,
                                           2003         2004          2003          2004
                                         ---------    --------     --------    ---------

  Opening balance                        $ 4,173      $ 4,946      $ 4,101      $ 3,817

  Liabilities accrued for warranties
      issued during the period               505        1,339        1,753        2,725

  Warranty claims paid during the
      period                                (607)        (281)      (1,783)        (538)
                                         -------      -------      -------      -------

  Ending balance                         $ 4,071      $ 6,004      $ 4,071      $ 6,004
                                         =======      =======      =======      =======

(3)  Income Per Common Share

     Basic income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     A reconciliation between the numerators and denominators of basic and diluted income per common share is as follows:


                                                   Three Months Ended             Nine Months Ended
                                          ------------------------------     ------------------------------
                                                     August 31,                      August 31,
                                             2003              2004             2003              2004
                                          ------------      ------------     ------------     ------------

Income from continuing operations         $      2,283      $         37     $      2,289     $      2,314
Income (loss) from discontinued
   operations, net of tax                       (1,636)            5,307            1,641            8,577
                                          ------------      ------------     ------------     ------------
Net income                                $        647      $      5,344     $      3,930     $     10,891
                                          ============      ============     ============     ============

Weighted-average number of common
   shares outstanding                       21,840,621        21,962,843       21,836,241       21,945,364

Effect of dilutive securities:
   Stock options and warrants                  261,128           437,572          163,991          418,369
                                          ------------      ------------     ------------     ------------
Weighted-average number of common
   shares and potential common shares
   outstanding                              22,101,749        22,400,415       22,000,232       22,363,733
                                          ============      ============     ============     ============

     Stock options and warrants totaling 1,588,200 and 1,864,188 for the three and nine months ended August 31, 2003, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants were greater than the average market price of the common stock during the period.

     Stock options and warrants totaling 483,450 for the nine months ended August 31, 2004, were not included in the net income per diluted share calculation as the exercise price of these options and warrants were greater than the average market price of the common stock during the period.

(4)  Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss of $1,229 and $2,685 at November 30, 2003 and August 31, 2004, respectively, includes the net accumulated unrealized gain (loss) on the Company's available-for-sale investment securities of $1,135 and $(578) at November 30, 2003 and August 31, 2004, respectively, and foreign currency translation loss of $(2,364) and $(2,107) at November 30, 2003 and August 31, 2004, respectively.

     The Company's total comprehensive income (loss) was as follows:


                                                      Three Months Ended            Nine Months Ended
                                                   ------------------------     ----------------------
                                                           August 31,                 August 31,
                                                      2003          2004          2003         2004
                                                    --------      --------      --------     --------

Net income                                          $    647      $  5,344      $  3,930     $ 10,891
                                                    --------      --------      --------     --------
Other comprehensive income (loss):
   Foreign currency translation adjustments           (1,112)          (34)          406          257
   Unrealized holding gain (loss) on
       available-for-sale investment
       securities arising during period, net of
       tax                                               127          (242)          220       (1,713)
                                                    --------      --------      --------     --------
Other comprehensive income (loss), net of
   tax                                                  (985)         (276)          626       (1,456)
                                                    --------      --------      --------     --------
Total comprehensive income (loss)                   $   (338)     $  5,068      $  4,556     $  9,435
                                                    ========      ========      ========     ========

     The change in the net unrealized gain (loss) arising during the periods presented above are net of tax provision (benefit) of $78 and $(148) for the three months ended August 31, 2003 and August 31, 2004, respectively, and $135 and $(1,051) for the nine months ended August 31, 2003 and August 31, 2004, respectively.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


(5)  Supplemental Cash Flow Information / Changes in Stockholders' Equity

     The following is supplemental information relating to the consolidated statements of cash flows:


                                       Nine Months Ended
                                    -----------------------
                                    August 31,   August 31,
                                      2003         2004
                                    ---------    ---------
Cash paid during the period:
Interest (excluding bank charges)     $1,420     $3,231
Income taxes (net of refunds)         $3,171     $4,274

     Changes in Stockholders' Equity

     During the nine months ended August 31, 2004, 44,464 stock options were exercised into shares of Class A common stock aggregating proceeds of $534 to the Company.

     As a result of stock option exercises, the Company recorded a tax benefit of $107 during the nine months ended August 31, 2004 which is included in paid-in capital in the accompanying consolidated balance sheet.

     Non-Cash Transactions

     During the nine months ended August 31, 2004, the Company recorded a non-cash stock compensation charge of $179 related to the rights under the call/put options previously granted to certain employees of Audiovox German Holdings GmbH ("Audiovox Germany") (see Note 6 of Notes to Consolidated Financial Statements).

     During the nine months ended August 31, 2003, the Company issued stock warrants resulting in a non-cash stock compensation charge of $297.

(6)  Business Acquisitions

     Code-Alarm, Inc.

     On March 15, 2002, Code Systems, Inc. ("Code"), a wholly-owned subsidiary of Audiovox Electronics Corp. ("AEC"), a wholly-owned subsidiary of the Company, purchased certain assets of Code-Alarm, Inc., an automotive security product company. The purpose of this acquisition was to expand brand recognition and improve OEM production with manufacturers. The

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     results of operations of Code-Alarm, Inc. are included in the accompanying consolidated financial statements from the date of acquisition. The purchase price consisted of approximately $7,100, paid in cash at the closing, and a debenture (CSI Debenture) whose value is linked to the future earnings of Code. The payment of any amount under the terms of the CSI Debenture is based upon Code's performance and is scheduled to occur in the first calendar quarter of 2006.

     The Company accounted for the transaction in accordance with the purchase method of accounting. An adjustment to the allocation of the purchase price was made to certain acquired assets resulting in an increase to goodwill of $706 during the year ended November 30, 2003. During the nine months ended August 31, 2004, an adjustment to the purchase price was made due to the collection of monies held in escrow at the time of closing, resulting in a $513 decrease to goodwill. As a result of the acquisition, goodwill, as adjusted, of $2,047 was recorded.

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

     Based upon the contingent nature of the debenture and warrants, no recognition was given to the CSI debenture or warrants as the related contingencies were not considered probable and such warrants had not vested as of November 30, 2003 or August 31, 2004.

     Recoton Audio Group

     On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, acquired in cash (i) certain accounts receivable, inventory and trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") or ("Recoton") and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton's Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1.9 million. The primary reason for this transaction was to expand the product offerings of AEC and to obtain certain long-standing trademarks such as Jensen(R), Acoustic Research(R) and others. The Company also acquired an obligation with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH. This

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     obligation is secured by the acquired company's accounts receivable and inventory. The excess of the estimated purchase price over the fair value of assets and liabilities acquired was allocated to trademarks with an indefinite useful life (see Note 7 to Notes to Consolidated Financial Statements).

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.

     The following unaudited pro-forma financial information for the three and nine months ended August 31, 2003 represents the combined results of the Company's operations and the Recoton acquisition as if the Recoton acquisition had occurred at the beginning of the year of acquisition (December 1, 2002). The unaudited pro-forma financial information is presented for illustration purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and Recoton been combined during the specific periods.


                                 Three Months Ended     Nine Months Ended
                                 -------------------    ---------------
                                           August 31, 2003
                                 ------------------------------------

Net sales                        $ 141,009               $ 367,786
Net loss                            (1,524)               (11,269)
Net loss per share-basic and         (0.07)                (0.51)
     diluted


     On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Germany in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets representing the incremental change of the put price over the call option price. Compensation expense for these options amounted to $179 for the nine months ended August 31, 2004.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


(7)  Goodwill and Other Intangible Assets

     The change in the carrying amount of goodwill is as follows:


Balance at November 30, 2003                                            $ 7,532
Escrow monies collected in connection with Code-Alarm (see Note 6
   of Notes to Consolidated Financial Statements)                          (513)
Premium paid for purchase of 5% of the outstanding shares of ACC from minority shareholder (see Note 14 of Notes to Consolidated
   Financial Statements)                                                    176
                                                                        -------
Balance at August 31, 2004                                              $ 7,195
                                                                        =======

     At November 30, 2003 and August 31, 2004, intangible assets consisted of the following:


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
                                           ======     ======           ======

     At August 31, 2004, all trademarks and patents subject to amortization have been fully amortized.

(8)  Equity Investments

     As of November 30, 2003 and August 31, 2004, the Company's 72% owned subsidiary, Audiovox Communications Sdn. Bhd., had a 29% ownership interest in Avx Posse (Malaysia) Sdn. Bhd. (Posse) which monitors car security commands through a satellite based system in Malaysia. In addition, the Company had a 20% ownership interest in Bliss- tel which distributes cellular telephones and accessories in Thailand, and the Company had a 50% non-controlling ownership interests in two other entities: Audiovox
     Specialized Applications, Inc. (ASA) which acts as a distributor to specialized markets for specialized vehicles, such as RV's and van conversions, of televisions and other automotive sound, security and accessory products; and G.L.M. Wireless Communications, Inc. (G.L.M.) which is in the cellular telephone, pager and communications business in the New York metropolitan area.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


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


                             November 30,    August 31,
                               2003             2004
                             --------        ---------

Current assets               $22,518          $22,310
Non-current assets             4,803            4,405
Current liabilities            4,640            4,660
Members' equity               22,681           22,055


                                    Nine Months Ended
                             ---------------------------
                             November 30,    August 31,
                               2003             2004
                             --------        ---------

Net sales                    $33,144          $42,554
Gross profit                   9,252           13,331
Operating income               2,008            4,696
Net income                     4,218            6,591

     The Company's share of income from this unconsolidated equity investment for the nine months ended August 31, 2003 and 2004 was $2,109 and $3,296, respectively. In addition, the Company received distributions from ASA totaling $3,609 during the nine months ended August 31, 2004, which was recorded as a reduction to equity investments on the accompanying consolidated balance sheet.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     A reconciliation of the provision for income taxes computed at the Federal statutory rate to the reported provision for income taxes is as follows:


                                            Three Months Ended                               Nine Months Ended
                                                August 31,                                      August 31,
                                           2003                  2004                    2003                    2004
                                    -----------------     -------------------      ------------------      -----------------

Tax provision at Federal
   statutory rate                   $ 1,697     35.0%     $   563       35.0%      $ 1,990      35.0%      $ 2,123     35.0%
State income taxes, net of
   Federal benefit                      554     11.4          609       37.9           980      17.2           797     13.1
Foreign tax rate
   differential                         118      2.4         (248)     (15.4)        1,215      21.4          (106)    (1.8)
Non-deductible changes in
   rates and other, net                 357      7.4          (92)      (5.7)         (335)     (5.9)          228      3.8
                                    -------     -----     -------       -----      -------      -----      -------     -----
                                    $ 2,726     56.2%     $   832       51.8%      $ 3,850      67.7%      $ 3,042     50.1%
                                    =======     =====     =======       =====      =======      =====      =======     =====

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

     The effective tax rate for the three and nine months ended August 31, 2004, was 51.8% and 50.1%, respectively, compared to 56.2% and 67.7% for the comparable periods in the prior year.

(10) Accrued Sales Incentives

     A summary of the activity with respect to the Company's sales incentives is provided below:


                                                For the Three Months Ended
                                               ----------------------------
                                               August 31,     August 31,
                                                 2003           2004
                                               ----------     ----------
Opening balance                                $ 4,928        $ 6,984
Accruals                                         8,181 **       3,980
Payments                                        (2,763)        (3,296)
Reversals for unearned sales incentive            (168)          (105)
Reversals for unclaimed sales incentives          (540)          (144)
                                               -------        -------
Ending balance                                 $ 9,638        $ 7,419
                                               =======        =======

                                                  For the Nine Months Ended
                                              ------------------------------
                                               August 31,      August 31,
                                                 2003            2004
                                               -----------     ------------

Opening balance                                $  4,626        $ 14,604
Accruals                                         12,516 **       12,014
Payments                                         (5,825)        (15,880)
Reversals for unearned sales incentive             (408)         (1,923)
Reversals for unclaimed sales incentives         (1,271)         (1,396)
                                               --------        --------
Ending balance                                 $  9,638        $  7,419
                                               ========        ========

     ** Included in Electronics accruals is $4,111 of accrued sales incentives acquired from Recoton (see Note 6 of Notes to Consolidated Financial Statements).

(11) Product Warranties and Product Repair Costs

     The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:


                                             Three Months Ended              Nine Months Ended
                                         ------------------------        --------------------------
                                                 August 31,                     August 31,
                                           2003            2004             2003            2004
                                         --------        --------        --------        --------

Opening balance                          $ 12,717        $ 13,244        $ 11,309        $ 14,695

Liabilities accrued for warranties
     issued during the period               2,992            (760)          6,628           1,796

Warranty claims paid during the
     period                                (1,195)         (1,439)         (3,423)         (5,446)
                                         --------        --------        --------        --------
Ending balance                           $ 14,514        $ 11,045        $ 14,514        $ 11,045
                                         ========        ========        ========        ========


     During the three months ended August 31, 2004, the Company received a credit of $1,517 from a vendor as a result of re-negotiating return charges for defective inventory. This credit has been included as a reduction to the liabilities accrued for warranties issued during the three and nine months ended August 31, 2004. In addition, liabilities accrued for warranties have been favorably impacted in fiscal 2004 as a result of lower defective repair charges from one of the Company's vendors.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


(12) Financing Arrangements

     (a)  Bank Obligations

          The Company's principal source of liquidity is its revolving credit agreement. On July 15, 2004, the Company entered into the Fifth Amended and Restated Credit Agreement (the "Credit Agreement") which supersedes the Fourth Amended and Restated Credit Agreement, as amended, in its entirety. The Credit Agreement provides for aggregate commitments of the Lenders in the amount of $150,000. The Credit Agreement also allows for commitments up to $50,000 in forward exchange contracts. The Credit Agreement will expire on the earlier of July 15, 2005 or the date of consummation of: (i) the sale of substantially all the assets of ACC to UTSI pursuant to the UTSI Purchase Agreement and/or (ii) the purchase by the Borrower of Toshiba Corporation's interest in ACC and the repayment by ACC of the Toshiba Note pursuant to the Toshiba Agreement.

          Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the Credit Agreement are guaranteed by certain of the Company's subsidiaries and are secured by the Company's accounts receivable and inventory.

          At November 30, 2003 and August 31, 2004, the Credit Agreement provided for $150,000 of available credit. Outstanding domestic obligations under the Credit Agreement at November 30, 2003 and August 31, 2004 are as follows:


                             November 30,            August 31,
                                 2003                   2004
                             ------------            ---------

Revolving Credit Notes        $ 11,709               $ 24,062
Eurodollar Notes                20,000                 85,000
                              --------               --------
                              $ 31,709               $109,062
                              ========               ========

          The Company's ability to borrow under its Credit Agreement is subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The Credit Agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


          The Company was in compliance with its bank covenants at November 30, 2003 and August 31, 2004. While the Company has historically been able to obtain waivers for compliance violations, there can be no assurance that future negotiations with its lenders would be successful or that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. This Credit Agreement has no cross covenants with other credit facilities.

          The Company also has revolving credit facilities in Malaysia ("Malaysian Credit Agreement") to finance additional working capital needs. The credit facilities are partially secured by two stand-by letters which, in aggregate, approximated $1,600. In addition, the obligations of the Company are also secured by the property and building owned by Audiovox Communications Sdn. Bhd. Outstanding obligations under the Malaysian Credit Agreement at November 30, 2003 and August 31, 2004 were approximately $2,721 and $2,491, respectively. The Company has additional stand-by letters of credit aggregating $674 for insurance policies.

     (b)  Debt/Loan Agreement

          On September 2, 2003, the Company's subsidiary, Audiovox Germany, borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5-year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. The term loan matures on August 30, 2008. Payments are due in 60 monthly installments and interest accrues at (i) 2.75% over the Euribor rate for Tranche A and (ii) 3.5% over the three months Euribor rate for Tranche B. Any amount repaid may not be reborrowed. The term loan becomes immediately due and payable if a change of control occurs without permission of the financial institution.

          Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox Germany and on all brands and trademarks of the Audiovox Germany. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox Germany. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings. The short and long term amounts outstanding under this agreement were $3,226 and $9,736, respectively, at November 30, 2003 and $2,213 and $7,388, respectively, at August 31, 2004, and have been included in the accompanying consolidated balance sheets.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     (c)  Factoring / Working Capital Arrangements

          The Company has available a 16,000 Euro factoring arrangement and 6,000 Euro working capital arrangement with a German financial institution for its German operations. Selected accounts receivable are purchased from the Company on a non- recourse basis at 80% of face value and payment of the remaining 20% upon receipt from the customer of the balance of the receivable purchased. The rate of interest is Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for this arrangement. The amount outstanding under the working capital agreement was $5,510 and $6,044 at November 30, 2003 and
          August 31, 2004, respectively, and has been included in bank obligations in the accompanying consolidated balance sheet.

     (d)  Subordinated Debt to Toshiba

          On May 29, 2002, an $8,107 convertible subordinated note (the Note) was issued to Toshiba. The Note bears interest at a per annum rate equal to 1 3/4% and interest is payable annually on May 31st of each year, commencing May 31, 2003. The unpaid principal amount shall be due and payable, together with all unpaid interest, on May 31, 2007 and automatically renews for an additional five years. As discussed in
          Note 2 of Notes to Consolidated Financial Statements, the Company expects to repay the total amount outstanding under the Note, which approximated $8,107 at August 31, 2004, to Toshiba during the closing of the UTSI Agreement which is expected to close during the fourth quarter of fiscal 2004. As such, the Note has been included in current portion of long-term debt in the accompanying consolidated balance sheet at August 31, 2004.

(13) Payment of Guarantee

     The Company guaranteed the debt of G.L.M. beginning in December 1996, and this guarantee was not subsequently modified. During the nine months ended August 31, 2004, the Company received a request for payment in connection with this guarantee. As a result of the payment request, the Company paid $291 on behalf of G.L.M. during the nine months ended August 31, 2004 and such guarantee is no longer in effect.

(14) Purchase of 5% Minority Interest in ACC

     On June 8, 2004, prior to the execution of the definitive asset purchase agreement with UTSI, Audiovox purchased 5% of ACC stock from Toshiba, a minority shareholder in ACC, for $1,410. Toshiba's 5% minority interest in
     ACC had a book value of $1,234 at the time of purchase,   resulting  in

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     goodwill of $176 (see Note 7 of Notes to Consolidated Financial Statements). As a result of this purchase, Audiovox currently owns 80% of ACC's stock and Toshiba the remaining 20%. As discussed in Note 2 of Notes to Consolidated Financial Statements, Audiovox and Toshiba subsequently entered into an Agreement pursuant to which Toshiba would sell its remaining 20% of ACC's stock to Audiovox at the closing of the Agreement between Audiovox, ACC and UTSI for total cash consideration of $13,590 pursuant to its agreements with Audiovox and ACC, including repayment of an $8,107 convertible subordinated note from ACC to Toshiba.

(15) Contingencies and Legal Matters

     The Company is currently, and has in the past been, a party to routine litigation incidental to its business. From time to time, the Company receives notification of alleged violations of registered patent holders' rights. The Company has either been indemnified by its manufacturers in these matters, obtained the benefit of a patent license or has decided to vigorously defend such claims.

     The Company and ACC, along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non- compliance with FCC ordered emergency 911 call processing capabilities. These lawsuits were consolidated and transferred to the United States District Court for the Northern District of Illinois, which in turn referred the cases to the Federal Communications Commission ("FCC") to determine if the manufacturers and service providers are in compliance with the FCC's order on emergency 911 call processing capabilities. On July 22, 2004, the FCC responded to the questions referred by the court, in most part, in favor of the defendants and any damages in an amount would be determined by the court. Plaintiffs have recently moved for leave to file a consolidated amended complaint. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     During 2001, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. On March 5, 2003, Judge Catherine C. Blake of the United States District Court for the District of Maryland granted the defendants' consolidated motion to dismiss these complaints. Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit. The appeal pending before the United States Circuit Court of Appeals, Fourth Circuit in the consolidated

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     class action lawsuits (Pinney, Farina, Gilliam, Gimpelson and Naquin) against ACC and other suppliers, manufacturers and distributors as well as wireless carriers of hand- held wireless telephones alleging damages relating to risk of exposure to radio frequency radiation from the wireless telephones has not yet been heard and any damages in an amount would be determined by the court. An appeal was heard on October 1, 2004, and the Company is awaiting a ruling on this matter.

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

     During the second quarter of fiscal 2004, the Company, AEC and one of its distributors of car security products, were named as defendants in a lawsuit brought by Magnadyne Corporation in the United States District Court, Central District of California alleging patent infringement and seeking damages and injunctive relief in an amount to be determined by the court. The Company has answered the amended complaint, asserted various affirmative defenses and interposed counterclaims alleging non-infringement, invalidity and non- enforceability. AEC answered the amended complaint and asserted affirmative defenses and interposed counterclaims. Discovery in this matter recently commenced. The Company and AEC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     On September 17, 2004, Shintom Co. Ltd. commenced action against Audiovox Corporation in the Chancery Court of the State of Delaware, New Castle County, seeking recovery of the greater of the sum of $2,500,000 or the value of Audiovox preferred stock determined as of April 16, 1987 (the date of the merger of Audiovox Corp., a New York Corporation, with Audiovox Corporation, a Delaware corporation) which preferred stock was purchased by Shintom from Audiovox in April 1981. The Company believes that the lawsuit is baseless and it intends to vigorously defend this matter. However, no assurance regarding the outcome of this matter can be given at this point in the litigation.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

              Three and Nine Months Ended August 31, 2003 and 2004
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


     On August 5, 2004, Compression Labs, Inc. ("CLI") commenced an action against Audiovox Corporation and other suppliers, manufacturers and distributors of products alleged to incorporate CLI's patented technology in the United States District Court for the Eastern District of Texas, alleging patent infringement and seeking damages and injunctive relief in an amount to be determined by the court. The Company has filed a motion to dismiss the complaint. The Company intends to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     The Company does not expect the outcome of any pending litigation, separately and in the aggregate, to have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

(16) New Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars in thousands, except share and per share data)

     The Company through its four wholly-owned subsidiaries: Audiovox Electronics Corporation ("AEC"), American Radio Corp., Code Systems, Inc. ("Code") and Audiovox German Holdings GmbH ("Audiovox Germany") and three majority-owned subsidiaries: Audiovox Communications (Malaysia) Sdn. Bhd.,
Audiovox  Holdings  (M) Sdn.  Bhd.  and  Audiovox  Venezuela,  C.A.  markets its products under the Audiovox(R) brand name and other brand names, such as Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), as well as private labels through a large and diverse distribution network both domestically and internationally.

     The Company markets, both domestically and internationally, automotive sound and security systems, electronic car accessories, home and portable sound products, two-way radios, in-vehicle video systems, flat-screen televisions, DVD players and navigation systems. Sales are made through an extensive distribution network of mass merchandisers and others. In addition, the Company sells some of its products directly to automobile manufacturers on an OEM basis. American Radio Corp. is also involved on a limited basis in the wireless marketplace and these sales are categorized as "other sales".

     The Company reclassified the Wireless Segment results from continuing operations and now reflects the Wireless Segment results as a discontinued operation (refer to discussion below under Discontinued Operations).

Critical Accounting Policies

     As disclosed in the Annual Report on Form 10-K/A for the fiscal year ended November 30, 2003, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable; inventory; goodwill and other intangible assets; warranties and income taxes. Since November 30, 2003, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

Executive Summary and Consolidated Results

     In this discussion and analysis, we explain the general financial condition and the results of operations for Audiovox, including the following:

     o    our earnings and costs in the periods presented
     o    factors that affect our business
     o    changes in earnings and costs between periods
     o    sources of earnings

     o    the impact of these factors on our overall financial condition

     As you read this discussion and analysis, refer to the accompanying consolidated statements of earnings, which present the results of our operations for the three and nine-month periods ended August 31, 2003 and 2004. We analyze and explain the differences between periods in the specific line items of the consolidated statements of earnings.

Management Key Indicators

     Management reviews the following financial and non-financial indicators to assess the performance of the Company's operating results:

     o Net sales by product class - Management reviews this indicator in order to determine sales trends for certain product classes as this indicator is directly impacted by unit sales and new product introductions.

     o    Gross profit margin - This indicator  allows  management to assess the
          effectiveness  of  product  introductions,   inventory  purchases  and
          significance of inventory write-downs.

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

     o Major acquisitions and divestitures - Management consistently monitors the aforementioned key indicators as well as economic and industry conditions during consideration of major acquisitions and divestitures.

Three months ended August 31, 2003 compared to three months ended August 31,
2004

Continuing Operations

     The following table sets forth, for the periods indicated, certain statement of earnings data for the Company as a percentage of net sales:


                                                            Three Months Ended
                                              ----------------------------------------------
                                                  August 31, 2003         August 31, 2004
                                              --------------------    ---------------------
Net sales:
       Mobile electronics                     $  78,292      57.9%    $  66,244     49.8%
       Consumer electronics                      40,374      29.9        32,927     24.8
       Sound                                     16,428      12.1        33,794     25.4
       Other                                        145       0.1          --        --
                                              ---------     ------    ---------    ------
          Total net sales                       135,239     100.0       132,965    100.0
  Gross profit                                   22,723      16.8        23,218     17.4

  Selling                                         5,759       4.2         8,370      6.3
  General and administrative                     11,807       8.7        12,924      9.7
  Warehousing and technical support                 479       0.4           935      0.7
                                              ---------     ------    ---------    ------
          Total operating expenses               18,045      13.3        22,229     16.7
                                              ---------     ------    ---------    ------

  Operating income                                4,678       3.5           989      0.7
                                              ---------     ------    ---------    ------
  Interest and bank charges                        (893)     (0.7)         (888)    (0.7)
  Equity in income in equity investees            1,019       0.8         1,182      0.9
  Other, net                                         44       --            324      0.3
                                              ---------     ------    ---------    ------
  Income from continuing operations
       before provision for income taxes,
       minority interest and discontinued
       operations                                 4,848       3.6         1,607      1.2
  Provision for income taxes                      2,726       2.0           832      0.7
  Minority interest income (expense)                161       0.1          (738)    (0.5)
                                              ---------     ------    ---------    ------
  Income from continuing operations           $   2,283       1.7%    $      37      0.0 %
                                              =========     ======    =========    ======

Net Sales

     Net sales decreased $2,274, or 1.7%, to $132,965 for the three months ended August 31, 2004, from net sales of $135,239 in 2003. This decrease was due to a decline in Mobile and Consumer Electronics partially offset by an increase in Sound. In addition, this decrease was partially offset by a $4,979 increase in Audiovox Germany sales as a result of the Recoton acquisition in July 2003 and $3,561 increase in Code sales due to a growth in OEM sales.

     Sales for Mobile Electronics decreased $12,048 (15.4%) for the three months ended August 31, 2004 from 2003, primarily from a decline in the video bag business due to increased competition from low priced portable DVD players, as well as the decline in SUV sales combined with an increased presence by OE's. This decrease in mobile electronics was partially offset by an increase in the Company's OE sales in security and mobile video.. Consumer Electronics sales decreased $7,447 (18.4%) for the three months ended August 31, 2004 from 2003. The decline in Consumer Electronics was due to a decrease in sales of consumer home products, portable DVD's and two-way radios, partially offset by an increase in flat panel TV's. Increased competition, most notably in the DVD category, caused Consumer Electronics sales to decline. Sound sales increased $17,366 (105.7%) as a result of the Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), trademarks which usage right was acquired during the Recoton acquisition. In addition, sound sales were positively impacted by increased sales of $8,054 in the satellite radio product line as well as sales from Audiovox Germany.

     Net sales of the Company's Malaysian subsidiary decreased from last year by approximately $931 primarily from a shift in the Malaysia business environment and stricter credit policies. Specifically, the OEM market in Malaysia has declined as more automakers are incorporating electronic products into vehicles at the factory rather than being sold in the aftermarket. This decrease was offset by a $362 increase in the Company's Venezuelan subsidiary due to economic growth in Venezuela as a result of improved political stability.

     Sales incentives expense increased $369, net of reversals of $249, to $3,731, due to a decline in reversals. Specifically, reversals for unclaimed sales incentives decreased $396 as compared to the prior year quarter as the Company has focused more attention on customer claims. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

     Gross profit margins increased to 17.4% for the three months ended August 31, 2004 as compared to 16.8% for the three months ended August 31, 2003. This increase was due to a credit of $1,517 and decreased defective repair rates from one of the Company's vendors during the three months ended August 31, 2004. Without this credit, the Electronics gross margin for the three months ended August 31, 2004 would have been 16.3%. The Company expects defective repair rates to decrease as compared to prior years as a result of renegotiated repair rates with vendors. In addition, gross margins were negatively impacted by a decline in sales of mobile electronics which carry a higher gross margin as opposed to other product lines. Furthermore, there was a $369 increase in sales incentive expense, net of reversals of $249, primarily due to a decline in reversals.

     The above declines in margins were offset by margins achieved in Audiovox Germany from Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R) products as well as an increase in Code-Alarm margins due to a decline in production and warranty costs.

Operating Expenses

     Consolidated operating expenses increased $4,184 to $22,229 for the three months ended August 31, 2004, as compared to $18,045 in 2003. As a percentage of net sales, operating expenses increased to 16.7% for the three months ended August 31, 2004 from 13.3% in 2003.

     Electronics operating expenses increased $3,453, or 24.4% to $17,613, for the three months ended August 31, 2004 from 2003. The domestic group (AEC , Code and American Radio Corp.) accounted for $2,590, or 75.0% of the 2004 increase. The international group (Audiovox Germany, Malaysia and Venezuela) accounted for $862, or 25.0%, of the 2004 increase which was primarily due to the operations of Audiovox Germany, which commenced as a result of the Recoton acquisition in July 2003. As a percentage of net sales, Electronics operating expenses increased to 13.2% for the three months ended August 31, 2004 compared to 10.5% in 2003.

     Electronics selling expenses increased $2,068 to $7,421 during the third quarter of 2004 of which $679 (32.8%) and $1,389 (67.2%) was attributable to the domestic group and international group, respectively.

     o The increase for the domestic group was primarily due to an increase in salesmen salaries, payroll taxes and benefits of $205 as a result of higher employee wages and the hiring of additional employees to support the acquired Recoton business. Commissions increased $142 due to an increase in Code sales and advertising expense increased $176 as a result of an increased product line and promotions during fiscal 2004.

     o The increase for the international group was due to a $1,433 increase in Audiovox Germany expenses offset by a $44 decrease in Malaysia and Venezuela. As a result of the Recoton acquisition in July 2003, Audiovox Germany expenses increased $488 in commissions, $222 in trade show, $206 in salesmen salaries and $273 in of advertising. Advertising costs consisted primarily of product brochures and informative advertising materials regarding the Company's product line.

     Electronics general and administrative expenses increased $940 to $9,314 due to a $1,443 increase in the domestic group offset by a $503 decrease in the international group.

     o The increase for the domestic group was primarily due to an increase of $365 in professional fees, $312 in corporate allocations, $251 in bad debt and $183 in employee benefits. The increase in professional fees was due to legal costs incurred to develop and protect patent rights. The Company expects, as technology for electronic products become more complex, the Company will have to expend more resources on defending patent rights and obtaining patents on new products. The increases in corporate allocations and employee benefits were due to the hiring of additional employees, increased health care costs, increased wages and MIS costs as a result of the additional resources necessary to support the increased product lines. Bad debt expense increased due to the fiscal 2003 recovery of a bad debt previously written off which did not reoccur during the three months ended August 31, 2004. The Company does not consider this to be a trend in the overall accounts receivable.

     o The decrease for the international group was primarily due to a $617 decrease in employee benefits as a result of benefits paid to certain Venezuelan executives in the comparable prior year quarter as a result of restructuring the Venezuelan operations. In addition, office expenses decreased $154 due to costs incurred during the initial startup of Audiovox Germany in July 2003. The above decreases were partially offset by a $231 increase in bad debt expense as a result of collection expenses related to Italian and Japanese receivables.

     The Company does not consider this to be a trend in overall accounts receivable.

     Electronic's warehousing and technical support increased $445, or 102.8% to $878. This increase was due to a $472 increase in direct labor due to the hiring of additional employees and increased wages. The increase in product complexity has resulted in the Company hiring additional engineers and providing added customer service.

     The following is a summary of general corporate operating expenses for the three months ended:


                                                  August 31, 2003        August 31, 2004
                                                 -----------------     ------------------

Advertising                                          $  406               $  963
Professional fees                                       976                1,354
Depreciation                                            407                  342
Insurance                                               221                  239
Other                                                 1,875                1,718
                                                     ------               ------
     Total general corporate operating
        expenses                                     $3,885               $4,616
                                                     ======               ======


     General corporate operating expenses increased $731 or 18.8% to $4,616 for the three months ended August 31, 2004 primarily due to an increase in professional fees as a result of compliance costs for Sarbanes-Oxley Section 404 and an increase in advertising due to an advertising program intended to promote overall Company awareness through media and public relations. Other corporate operating expenses are mainly comprised of accounting, MIS and certain executive office salaries.

Other Income and Expense

     Interest expense and bank charges decreased $5 to $888 during the three months ended August 31, 2004, primarily due to a reduction of German debt as a result of payments made since the Recoton acquisition. This decrease was offset by increased average borrowings from the Company's primary credit facility during the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 due to increased purchases of Electronics inventory.

     Equity in income of equity investees increased $163 for the three months ended August 31, 2004, primarily due to an increase in the equity income of ASA as a result of increased sales and improvement in gross margins in specialized markets.

     Other income increased $280 during the third quarter of 2004 as compared to 2003 due to a civil penalty expense of $620 incurred in the prior year. The above increase was partially offset by a $373 decline in the fair market value of investment securities under the Company's deferred compensation plan as compared to the prior year, which is offset by a corresponding decrease to general and administrative expenses. Other income of $324 for the three months ended August 31, 2004 consists primarily of royalty income.

     Minority interest expense increased $899 for the three months ended August 31, 2004 compared to the three months ended August 31, 2003, mainly due to the write-off of amounts owed to the Company from its minority interest shareholder in Audiovox Venezuela.

Provision for Income Taxes

     The effective tax rate for the three months ended August 31, 2004 was 51.8% compared to 56.2% for the comparable period in the prior year. The decrease in the effective tax rate was mostly due to the Company's mix of foreign and domestic earnings.

Discontinued Operations

     On June 11, 2004, the Company's majority owned subsidiary, ACC, entered into a definitive asset Agreement to sell selected assets and certain liabilities (excluding its receivables, inter- company accounts payable, income taxes payable, subordinated debt and certain accrued expenses and other current liabilities), to UTSI for a purchase price of $165,100 ("Purchase Price") subject to a net working capital adjustment. If the net working capital adjustment reflected at the closing is less than $40,000, then the Purchase Price will be adjusted downward in an amount equal to the deficiency, and if the net working capital balance exceeds $40,000, then the Purchase Price will be adjusted upwards in an amount equal to the excess.

     A portion of the Purchase Price proceeds will be utilized for the following payments:

     o ACC will repay Toshiba, minority interest shareholder of ACC, $8,107 as payment in full of the outstanding principal amount of a subordinated note. In addition, Audiovox will purchase from Toshiba, its remaining minority interest in ACC for $5,483. As a result of this purchase ACC will release Toshiba from its obligation to continue to supply wireless handsets to ACC and releases Toshiba from all claims that ACC or Audiovox have or may have against them.

     o Upon completion of the Agreement, ACC's Chief Executive Officer's employment agreement with ACC will be terminated and pursuant to his employment agreement and his long-term incentive compensation award he will receive $4,000. ACC will also purchase certain of his personally held intangibles for a purchase price of $16,000. The Company will purchase his personally held intangibles in order for ACC to have the ability to convey all of the assets used in connection with the conduct of Wireless business to UTSI.

     o Upon completion of the closing of the Agreement, ACC will pay $5,000 to certain employees of ACC and its subsidiaries as a severance payment and in exchange for which Audiovox will receive a release from such employees.

     o Pursuant to the terms of the Agreement, 5% (or $8,255) of the $165,100 Purchase Price will be placed in escrow by UTSI for 120 days after closing.

     o The Company's Chairman and Chief Executive Officer will receive $1,916 upon the closing of the asset sale pursuant to an amendment to a long-term incentive compensation award which clarified that such payment would be paid pursuant to a sale of the Wireless business pursuant to an asset sale.

     o Estimated taxes of approximately $28,100 will be paid in connection with the asset sale agreement.

     If the asset sale had closed on August 31, 2004, Audiovox would have received the $165,100 purchase price at closing and would have received an additional $41,808 pursuant to the post-closing net working capital adjustment. This amount would be reduced by payments to former employees of the wireless business, transaction costs that are estimated to be $4,000, payments to Toshiba with respect to certain indebtedness and the purchase of their 25% interest in ACC, payment of an incentive award to the Company's CEO and taxes relating to the asset sale. If the asset sale closed on August 31, 2004, the aggregate amount of these reductions would be approximately $72,606 and Audiovox would retain approximately $134,302.

     Audiovox will retain all of the receivables related to the Wireless business, which, as of November 30, 2003 and August 31, 2004, amounted to $128,613 and $134,436, respectively. Audiovox will also retain certain liabilities (including accrued expenses, other current liabilities and income taxes payable) related to the Wireless business, which as of November 30, 2003 and August 31, 2004, amounted to $5,520 and $2,227, respectively.

     Audiovox will retain the remaining proceeds of the Wireless business to repay domestic bank obligations, which at August 31, 2004 approximated $109,062, and to fund and grow the consumer electronics business. However, after the repayment of domestic bank obligations, Audiovox may use all or a portion of the proceeds for other purposes and will consider other market opportunities, including acquisitions.

     While the anticipated closing date for this transaction is expected on November 1, 2004, there can be no assurances that such transaction will close on that date as it is subject to certain closing conditions, including third party approvals. The Company's Board of Directors as well as the Board of Directors of UTSI has approved the transaction and the Company's Chairman and Chief Executive Officer and majority shareholder, has agreed to vote his shares in favor of this Agreement.

     On or after the closing date of the sale to UTSI, the following additional agreements will become effective:

     o For a period of five-years after the closing, the Company will enter into a royalty free licensing agreement permitting UTSI to use the Audiovox brand name on certain products. During such period, the Company will not conduct, directly or indirectly, in the Wireless business without the prior written consent of UTSI.

     o Certain ACC employee stock options under the 1997 Stock Option Plan and 1999 Stock Compensation Plan will be extended for one year from the closing. This extension would result in a remeasurement of stock options which will be accounted for in accordance with FIN 44 and SFAS 123.

     o The Company will provide certain Information Technology services, that are currently provided to ACC, for at least six months after the closing as set forth in the Transition Services Agreement with UTSI. As consideration for the performance of these services, UTSI will pay the Company based on the usage of these services as set forth in the Transition Services Agreement.

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment of Long-lived Assets," the Company has assessed the measurement date in accounting for the sale transaction on June 11, 2004 in connection with the date of board approval and signing of the Agreement. Accordingly, the Company reclassified all associated assets and liabilities as held-for-sale and recorded the Wireless Segment as a discontinued operation for all periods presented. The following sets forth the carrying amounts of the major classes of assets and liabilities of ACC, which are classified as held-for-sale in the accompanying consolidated balance sheets.


                                                                      November 30,            August 31,
                                                                          2003                   2004
                                                                      -----------             -----------
Assets
   Inventory                                                            $ 66,902               $160,091
   Prepaid expenses and other current assets                               2,052                  8,870
   Property, plant and equipment, net                                      1,644                  1,654
   Other assets                                                               43                     31
                                                                        --------               --------
        Total assets held-for-sale                                      $ 70,641               $170,646
                                                                        ========               ========

Liabilities
   Accounts payable                                                     $ 59,738               $ 70,208
   Accrued expenses and other current liabilities                         11,701                 12,818
   Accrued sales incentives                                                7,290                  4,127
   Long-term debt                                                             43                     36
                                                                        --------               --------
        Total liabilities related to assets held-for-sale               $ 78,772               $ 87,189
                                                                        ========               ========

     The following is a summary of the Wireless Segment included within discontinued operations:


                                                Three Months Ended                Nine Months Ended
                                          ----------------------------     -----------------------------
                                          August 31,        August 31,      August 31,       August 31,
                                            2003              2004            2003             2004
                                          ----------       -----------     -----------      -----------
Net sales from discontinued
   operations                             $ 130,583         $ 314,600        $ 536,253        $ 845,116
Income (loss) from operations of
   discontinued operations before
   income taxes                              (1,756)            5,739            2,355            8,893
Provision for (recovery of) income
   taxes                                       (120)              432              714              316
                                          ---------         ---------        ---------        ---------
Income (loss) from discontinued
   operations, net of tax                 $  (1,636)        $   5,307        $   1,641        $   8,577
                                          =========         =========        =========        =========

     Interest expense of $23 and $1,028 was allocated to discontinued operations for the three months ended August 31, 2003 and 2004, respectively. Interest expense of $1,081 and $2,411 was allocated to discontinued operations for the nine months ended August 31, 2003 and 2004, respectively. These allocations represent consolidated interest that cannot be attributed to other operations of the Company and such allocations were based on the required working capital needs of the Wireless business.

     Included in income from discontinued operations are tax provisions (recovery of) of ($120), and $432 for the three months ended August 31, 2003 and 2004, respectively, and $714 and $316 for the nine months ended August 31, 2003 and 2004, respectively. The Company has established valuation allowances for state net operating loss carryforwards as well as other deferred tax assets of the Wireless Segment. The net change in the total valuation allowance, which resulted from the utilization of previously fully reserved net operating loss carryforwards by the Wireless Segment, for the three and nine months ended August 31, 2004, was a decrease of $3,617 and $5,256, respectively. Such change positively impacted the provision for income taxes during the periods indicated.

Results from Discontinued Operations

     Income (loss) from discontinued operations, net of tax, provided income of $5,307 and ($1,636) for the three months ended August 31, 2004 and 2003, respectively.

     Net sales of the Wireless Group were $314,600 and $130,583 for the three months ended August 31, 2004 and 2003, respectively. Unit sales of wireless handsets increased by approximately 778,000 units for the three months ended August 31, 2004, or 95.3%, to approximately 1,594,000 units from 816,000 units in 2003. This increase was primarily due to a lack of new product introductions in the comparable prior quarter. Specifically, the Company introduced new products during the fourth quarter of fiscal 2003, such as CDM8900 camera and color display phones with 1x technology. The average selling price of the Company's handsets increased to $186 per unit for the three months ended August 31, 2004 from $145 per unit in 2003. Net sales were also impacted by an increase in sales incentives expense of $2,030 net of reversals of $169.

     Wireless gross profit margins increased to 5.1% for the three months ended August 31, 2004 from 3.9% in 2003, primarily due to increased sales of new product introductions during the third quarter of fiscal 2004 as compared to lower priced, older items in the prior year. In addition, the Company recorded inventory write-downs of $1,050 and $1,839 for the three months ended August 31, 2004 and 2003, respectively. At August 31, 2004, the Company had on hand approximately 140,000 units of written-down inventory which, after write-down, had an approximate extended value of $30,300. Gross margins included reimbursements from a vendor for software upgrades on sold inventory of $62 and $20 for the three months ended August 31, 2004 and 2003, respectively.

     Operating expenses of the Wireless Group were $7,941 and $7,336 for the three months ended August 31, 2004 and 2003, respectively, an increase of $605. As a percentage of net sales, operating expenses of the Wireless Group decreased to 2.5% during the three months ended August 31, 2004, compared to 5.6% in 2003.

     As a result of increased sales, improved gross margins and improved operating expense efficiency, Wireless pre-tax income (loss) for the three months ended August 31, 2004 was $5,739, compared to $(1,756) for 2003.

Net Income

     As a result of the improved operating results from the discontinued operations and increased gross margins in the Electronics Group, partially offset by increased operating expenses, net income for the three months ended August 31, 2004 was $5,344 compared to $647 in 2003. Earnings per share for the three months ended August 31, 2004 was $0.24 basic and diluted as compared to $0.03 basic and diluted for 2003. Net income was favorably impacted by sales incentive reversals of $418 and $1,177 for the three months ended August 31, 2004 and 2003, respectively.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Nine months ended August 31, 2003 compared to nine months ended August 31, 2004

Continuing Operations

     The following table sets forth, for the periods indicated, certain statement of earnings data for the Company as a percentage of net sales:


                                                               Nine Months Ended
                                              -------------------------------------------------
                                                 August 31, 2003             August 31, 2004
                                              ---------------------      ---------------------
Net sales:
     Mobile electronics                        $ 203,488      62.2%       $ 200,846     48.1%
     Consumer electronics                         84,631      25.8          105,265     25.2
     Sound                                        38,900      11.9          111,422     26.7
     Other                                           378       0.1             --        --
                                               ---------     -----        ---------    -----
        Total net sales                          327,397     100.0          417,533    100.0
Gross profit                                      52,604      16.0           66,127     15.8

Selling                                           15,967       4.9           23,144      5.5
General and administrative                        29,168       8.9           36,200      8.7
Warehousing and technical support                  1,859       0.5            3,404      0.8
                                               ---------     -----        ---------    -----
        Total operating expenses                  46,994      14.3           62,748     15.0
                                               ---------     -----        ---------    -----

Operating income                                   5,610       1.7            3,379      0.8
                                               ---------     -----        ---------    -----
Interest and bank charges                         (1,648)     (0.5)          (2,682)    (0.6)
Equity in income in equity investees               2,134       0.6            3,706      0.9
Other, net                                          (411)     (0.1)           1,663      0.4
                                               ---------     -----        ---------    -----
Income from continuing operations
     before provision for income taxes,
     minority interest and discontinued
     operations                                    5,685       1.7            6,066      1.5
Provision for income taxes                         3,850       1.2            3,042      0.7
Minority interest (expense)                          454       0.2             (710)    (0.2)
                                               ---------     -----        ---------    -----
Income from continuing operations              $   2,289       0.7%       $   2,314      0.6%
                                               =========     ======       =========    ======

Net Sales

     Net sales increased $90,136, or 27.5%, to $417,533 for the nine months ended August 31, 2004, from net sales of $327,397 in 2003, primarily due to increased sales in the consumer electronics and sound. In addition, sales of Audiovox Germany accounted for $33,439, or 37.1%, of this increase as a result of the Recoton acquisition in July 2003 and $6,700 increase in Code sales due to a growth in OEM sales.

     Sound  sales  increased  $72,522  (186.4%)  as a result  of the  Jensen(R),
Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), trademarks which usage right was acquired during the Recoton acquisition. In addition, sound sales were positively impacted by increased sales of $29,129 in the satellite radio product line as well as sales from Audiovox Germany. Sales for Consumer electronics increased $20,634 (24.4%) for the nine months ended August 31, 2004 from 2003, mainly from sales of DVD players and flat panel

TV's. These products were introduced during fiscal 2003 and strong customer demand has caused sales activity to increase during fiscal 2004. Mobile electronics sales decreased $2,642 (1.3%) for the nine months ended August 31, 2004 from 2003 due to a decline in sales of mobile video.

     Net sales of the Company's Malaysian subsidiary decreased $2,424 from last year primarily due to a shift in the Malaysia business environment and stricter credit policies. Specifically, the OEM market in Malaysia has declined as more automakers are incorporating electronic products into vehicles at the factory rather than being sold in the aftermarket. This decrease was offset by a $1,425 increase in the Company's Venezuela subsidiary due to economic growth in Venezuela as a result of improved political stability.

     Sales incentives expense increased $1,969, net of reversals of $3,319, to $8,694, due to increased sales, as the majority of the Electronics Group sales incentives are based on sales volume. The increase in sales incentive expense was partially offset by increased reversals. Specifically, reversals for unearned sales incentives for the nine months ended August 31, 2004 increased $1,515 as compared to 2003 due to customers not purchasing the minimum quantities of product required during the program time period as a result of lower than expected post holiday season sales. In addition, reversals for unclaimed sales incentives for 2004 increased $125 to $1,396 as compared to 2003. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. The majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

     Gross profit margins decreased to 15.8% for the nine months ended August 31, 2004 compared to 16.0% in 2003. This decrease was due a decline in sales of mobile electronics which carry a higher gross margin as opposed to other product lines. Specifically, the increase in sound sales has created a shift in the sales allocation causing consolidated gross margins to decline. Further more, there was a $1,969 increase in sales incentive expense, net of reversals of $3,319, primarily due to increased sales.

     The above declines in margins were offset by margins achieved in Audiovox Germany from Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R) products as well as an increase in Code-Alarm margins due to a decline in production and warranty costs. In addition, gross margins were favorably impacted from a credit of $1,517 from one of the Company's vendors during the nine months ended August 31, 2004. Without this credit, the Electronics gross margin for the nine months ended August 31, 2004 would have been 15.5%.

Operating Expenses

     Consolidated operating expenses increased $15,754 to $62,748 for the nine months ended August 31, 2004, as compared to $46,994 in 2003. As a percentage of net sales, operating expenses increased to 15.0% for the nine months ended August 31, 2004 from 14.3% in 2003.

     Electronics operating expenses increased $14,009, or 39.2% to $49,711, for the nine months ended August 31, 2004 from 2003. The domestic group accounted for $5,839, or 41.7%, of the 2004 increase. The international group (Audiovox Germany, Malaysia and Venezuela) accounted for $8,170, or 58.3%, of the 2004 increase which was primarily due to the operations of Audiovox Germany, which commenced as a result of the Recoton acquisition in July 2003. As a percentage of net sales, Electronics operating expenses increased to 11.9% for the nine months ended August 31, 2004 compared to 10.9% in 2003.

     Electronics selling expenses increased $6,379 to $20,127 during the third quarter of 2004 of which $2,330 (36.5%) and $4,049 (63.5%) was attributable to the domestic group and international group, respectively.

     o The increase for the domestic group was primarily due to increases of $395 in commissions due to an increase in commissionable sales and salesmen salaries, payroll taxes and benefits of $875 as a result of higher employee wages and the hiring of additional employees. In addition, advertising expense and trade show expense increased $561 and $320, respectively, as a result of an increased product line and increased promotions during the annual consumer electronics show as compared to the prior year.

     o The increase for the international group was due to an increase of $4,136 in Audiovox Germany expenses offset by a $87 decline in Malaysia and Venezuela. Due to the operations of Recoton, which was acquired in July 2003, Audiovox Germany expenses increased $1,685 in commissions, $423 in salesmen salaries, $335 in trade show and $1,179 in advertising. Advertising costs consisted primarily of product brochures and informative advertising materials regarding the Company's product line.

     Electronics general and administrative expenses increased $6,138 to $26,361 of which $2,758 (44.9%) and $3,380 (55.1%) was attributable to the domestic group and international group, respectively.

     o The increase for the domestic group was primarily attributable to an increase of $656 in professional fees due to legal fees incurred to develop and protect patent rights. In addition, corporate allocations, insurance expense, office expenses, occupancy costs and salaries/payroll taxes increased $905, $318, $136, $372, and $306, respectively, as compared to the prior year. These increases were due to the hiring of additional employees, increased wages and MIS costs as a result of the additional resources necessary to support the increased product lines and sales activity. In addition, higher inventory levels as a result of increased sales activity caused insurance expense and occupancy costs to increase. The above increases were partially offset by a $442 decrease in bad debt expense due to the recovery of a previously reserved bad debt. The Company does not consider this decrease in bad debt expense to be a trend in the overall accounts receivable.

     o The increase for the international group was due to an increase of $4,038 in Audiovox Germany expenses offset by a $658 decline in Malaysia and Venezuela expenses. As a result of the Recoton acquisition in July 2003, Audiovox Germany expenses increased $2,529 in salaries and related payroll taxes, $258 in professional fees, $234 in office expenses, $220 in occupancy costs and $339 in depreciation. The decline in Malaysia and Venezuela expenses was primarily due to a decrease in Venezuela's employee benefits because of a 2003 payment made to certain Venezuela employees, which did not recur in fiscal 2004.

     Electronics warehousing and technical support increased $1,492, or 86.0%, to $3,223. This increase was due to a $1,410 increase in direct labor and payroll taxes due to the hiring of additional employees and includes an increase of $669 in Audiovox Germany expenses. The increase in product complexity has resulted in the Company hiring additional engineers and providing added customer service.

     The following is a summary of general corporate operating expenses for the nine months ended:


                                          August 31, 2003    August 31, 2004
                                          ----------------   ----------------

Advertising                                   $ 2,219        $ 3,031
Professional fees                               2,783          3,691
Depreciation                                    1,183            889
Insurance                                         490            753
Other                                           4,617          4,673
                                              -------        -------
     Total general corporate operating
        expenses                              $11,292        $13,037
                                              =======        =======


     General corporate operating expenses increased $1,745, or 15.5% to $13,037 for the nine months ended August 31, 2004 primarily due to an increase in professional fees as a result of compliance costs for Sarbanes-Oxley and an increase in advertising due to an advertising program intended to promote overall Company awareness through media and public relations. Other corporate operating expenses are mainly comprised of accounting, MIS and certain executive officer salaries.

Other Income and Expense

     Interest expense and bank charges increased $1,034 during the nine months ended August 31, 2004, primarily due to interest incurred on German debt acquired as a result of the Recoton acquisition, and increased average borrowings from the Company's primary credit facility during fiscal 2004 as compared to the prior period in fiscal 2003 due to increased purchases of Electronics inventory.

     Equity in income of equity investees increased $1,572 for the nine months ended August 31, 2004, which was predominantly due to an increase in the equity income of ASA as a result of increased sales and improvement in gross margins. In addition, increased sales and net income of Bliss-tel contributed towards the increase in equity income.

     Other income increased $2,074 during the nine months ended August 31, 2004 as compared to the similar period in 2003. Increased royalty income of $764 during fiscal 2004 contributed to the increase in other income as a result of royalty rights received during the Recoton acquisition. In addition, included in other expense for the nine months ended August 31, 2003 is a civil penalty of

$620 which did not recur for fiscal 2004. Furthermore, other expense decreased $293 as a result of lower foreign exchange devaluation in our Venezuelan subsidiary as compared to fiscal 2003.

     Minority interest expense increased $1,164 for the nine months ended August 31, 2004 compared to the nine months ended August 31, 2003, mainly due to the write-off of amounts owed to the Company from its minority interest shareholder in Audiovox Venezuela.

Provision for Income Taxes

     The effective tax rate for the nine months ended August 31, 2004 was 50.1% compared to last year's 67.7% for the comparable period. The decrease in the effective tax rate was primarily due to the Company's mix of foreign and domestic earnings.

Discontinued Operations

     Income from discontinued operations, net of tax was $8,577 and $1,641 for the nine months ended August 31, 2004 and 2003, respectively.

     Net sales of the Wireless Group were $845,116 and $536,253 for the nine months ended August 31, 2004 and 2003, respectively. Unit sales of wireless handsets increased by approximately 1,334,000 units for the nine months ended August 31, 2004, or 42.8%, to approximately 4,449,000 units from 3,115,000 units in 2003. This increase was primarily due to increased sales of products introduced during the fourth quarter of fiscal 2003, such as camera and color display phones with CDMA 1x technology. The average selling price of the Company's handsets increased to $178 per unit for the nine months ended August 31, 2004 from $161 per unit in 2003. Net sales were also impacted by a decrease in sales incentives expense of $1,713 net of reversals of $1,035.

     Wireless gross profit margins decreased to 4.4% for the nine months ended August 31, 2004 from 4.9% in 2003, primarily due to increased price competition within the wireless industry. Wireless received price protection of $0 and $11,850 for the nine months ended August 31, 2004 and 2003, respectively. Without this price protection, gross profit margins would have been lower by 2.2% for the nine months ended August 31, 2003. Gross margins included reimbursements from a vendor for software upgrades on sold inventory of $1,010 and $143 for the nine months ended August 31, 2004 and 2003, respectively.

     Operating expenses of the Wireless Group were $23,091 and $21,952 for the nine months ended August 31, 2004 and 2003, respectively, an increase of $1,139. However, as a percentage of net sales, operating expenses decreased to 2.7% during nine months ended August 31, 2004, compared to 4.1% in 2003.

     As a result of the increased sales and improved operating expense efficiency, partially offset by a decline in gross margins, Wireless pre-tax income for the nine months ended August 31, 2004 was $8,893, compared to $2,355 for 2003.

Net Income

     As a result of increased sales, other income and income from discontinued operations partially offset by decreased gross margins and increased operating expenses, net income for the nine months ended August 31, 2004 was $10,891 compared to $3,930 in 2003. Earnings per share for the nine months ended August 31, 2004 was $0.50 (basic) and $0.49 (diluted) as compared to $0.18 (basic and diluted) for 2003. Net income was favorably impacted by sales incentive reversals of $4,354 and $2,466 for the nine months ended August 31, 2004 and 2003, respectively.

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

Liquidity and Capital Resources
Cash Flows, Commitments and Obligations

     The Company has historically financed its operations primarily through a combination of available borrowings under bank lines of credit and debt and equity offerings. The amount of financing needed is dependent primarily on the collection of accounts receivable and purchase of inventory. As of August 31, 2004, the Company had working capital (which includes assets and liabilities held-for-sale) of $308,259 which includes cash of $8,592 as compared with working capital of $305,998 and cash of $4,702 at November 30, 2003.

     Operating activities used cash of $69,623 for the nine months ended August 31, 2004 compared to cash provided of $103,663 in 2003. The decrease in cash provided by operating activities as compared to the prior year is primarily due to the increase in inventory, including assets held-for-sale, partially offset by an increase in liabilities related to assets held-for-sale. Net income provided $10,891 for operating activities for the nine months ended August 31, 2004 compared to $3,930 in 2003.

     The following significant fluctuations in the balance sheets impacted cash flow from operations:

     o The overall decrease in cash flow from operations for the nine months ended August 31, 2004 as compared to 2003 was primarily due to an increase in purchases of inventory due to the increase in sales for the nine months ended August 31, 2004. The increase in cash used for inventory purchases was partially offset by increased inventory turnover which approximated 3.3 during for the nine months ended August 31, 2004 compared to 3.0 in the comparable period in the prior year. The increased turnover is a result of increased sales and although this is a favorable condition, the Company cannot guarantee this to be a trend in the future.

     o In addition, cash flow from operating activities for the nine months ended August 31, 2004, was impacted by a decrease in accounts payable, primarily from payments made to inventory vendors. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases and amount of inventory on hand.

     o Cash flows from operating activities for the nine months ended August 31, 2004 were favorably impacted by a decrease in accounts receivable primarily from collections. Accounts receivable turnover approximated
          5.2 during for the nine months ended August 31, 2004 compared to 4.4 in the comparable period in the prior year. Overall collections of accounts receivable and credit quality of customers has improved, however, accounts receivable collections are often impacted by general economic conditions.

     Investing activities used $25 during the nine months ended August 31, 2004, primarily from the purchase of property, plant and equipment, as well as the purchase of subsidiary shares (see Note 15 to Notes to Consolidated Financial Statements). These cash usages were offset by a distribution from an equity investee. Investing activities used cash of $39,189 during the nine months ended August 31, 2003, primarily from the acquisition of Recoton (see Note 6 to Notes to Consolidated Financial Statements)

     Financing activities provided $73,480 during the nine months ended August 31, 2004, primarily from net borrowings of bank obligations, partially offset by payments of debt. Financing activities for the nine months ended August 31, 2003 used cash of $36,487 mainly due to net payments of bank obligations as inventory levels in the prior year were lower as compared to August 31, 2004.

     The Company's principal source of liquidity is its revolving credit agreement, which expires on the earlier of July 15, 2005 or the date of consummation of (i) the sale of substantially all the assets of ACC to UTSI pursuant to the UTSI Purchase Agreement and/or (ii) the purchase by the Borrower of Toshiba Corporation's interest in ACC and the repayment by ACC of the Toshiba Note pursuant to the Toshiba Agreement. The Company is currently in the process of negotiating a new credit agreement to fund the working capital needs of the Company subsequent to the expiration of the existing credit agreement of which no assurance can be given.

     At August 31, 2004, the credit agreement provided for $150,000 of available credit. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by accounts receivable and inventory. The Company's ability to borrow under its credit facility is a maximum aggregate amount of $150,000, subject to certain conditions, based upon a formula taking into account the amount and quality of its accounts receivable and inventory. The credit agreement also allows for commitments up to $50,000 in forward exchange contracts.

     The credit agreement contains several covenants requiring, among other things, minimum levels of pre-tax income and minimum levels of net worth. Additionally, the agreement includes restrictions and limitations on payments of dividends, stock repurchases and capital expenditures.

     The Company was in compliance with all of its bank covenants at November 30, 2003 and August 31, 2004. There can be no assurance that the Company will not violate covenants in the future, therefore, resulting in amounts outstanding to be payable upon demand. While the Company has historically been able to obtain waivers for violations, there can be no assurance that future negotiations with its lenders would be successful. This credit agreement has no cross covenants with other credit facilities.

     The Company also has revolving credit facilities in Malaysia ("Malaysian Credit Agreement") to finance additional working capital needs. The credit facilities are partially secured by two stand-by letters which, in aggregate, approximated $1,600. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd. The German credit facility consists of accounts receivable factoring up to 16,000 Euros and a working capital facility, secured by accounts receivable and inventory, up to 6,000 Euros. The German and Malaysia facilities are renewable on an annual basis. The Company has additional stand-by letters of credit aggregating $674 for insurance policies.

     The Company guaranteed the debt of G.L.M. beginning in December 1996, and this guarantee was not modified. During the nine months ended August 31, 2004, the Company received a request for payment in connection with this guarantee. As a result of the payment request, the Company paid $291 on behalf of G.L.M. during the nine months ended August 31, 2004.

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At August 31, 2004, such obligations and commitments are as follows:


                                                             Payments Due By Period
                                --------------------------------------------------------------------
Contractual Cash                              Less than         1-3            4-5           After
   Obligations                   Total          1 Year         Years          Years         5 Years
------------------------        -------        -------        -------        -------        -------

Capital lease obligation        $13,237        $   552        $ 1,131        $ 1,157        $10,397
Operating leases                 11,329          3,504          5,397          2,424              4
                                -------        -------        -------        -------        -------
Total contractual cash
   obligations                  $24,566        $ 4,056        $ 6,528        $ 3,581        $10,401
                                =======        =======        =======        =======        =======



                                                             Amount of Commitment
                                                             Expiration per period
                              -----------------------------------------------------------------------------------
                              Total
      Other Commercial        Amounts        Less than                                       After
         Commitments         Committed        1 Year         1-3 Years       4-5 Years      5 years
         -----------         --------        --------        --------        --------       -----

Lines of credit (1)          $117,597        $117,597        $   --          $   --          --
Stand-by letters of
   credit (1)                   2,274           2,274            --              --          --
Commercial letters of
   credit (1)                     356             356            --              --          --
Debt (1)                       17,708          10,320           4,548           2,840        --
                             --------        --------        --------        --------       -----
Total commercial
   commitments               $137,935        $130,547        $  4,548        $  2,840        --
                             ========        ========        ========        ========       =====


(1)  Refer to Note 13 of Notes to Consolidated Financial Statements.

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

Treasury Stock

     The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). No shares were purchased under the Program during fiscal 2003 or fiscal 2004. As of November 30, 2003 and August 31, 2004, 1,072,737 and 1,070,957 shares were repurchased under the Program at an average price of $7.93 per share for an aggregate amount of $8,511 and $8,497, respectively.

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

     The Company also leases certain facilities from its principal stockholder. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. Total lease payments required under the leases for the five-year period ending August 31, 2009 and thereafter are $4,162.

Transactions with Toshiba Corporation

     On June 8, 2004, prior to the execution of the definitive asset purchase agreement with UTSI, Audiovox purchased 5% of ACC stock from Toshiba, a minority shareholder in ACC, for $1,410. Toshiba's 5% minority interest in ACC had a book value of $1,234 at the time of purchase, resulting in goodwill of $176 (see Note 7 of Notes to Consolidated Financial Statements). As a result of this purchase, Audiovox currently owns 80% of ACC's stock and Toshiba the remaining 20%. As discussed in Note 2 of Notes to Consolidated Financial Statements, Audiovox and Toshiba subsequently entered into an Agreement pursuant to which Toshiba would sell its remaining 20% of ACC's stock to Audiovox at the closing of the Agreement between Audiovox, ACC and UTSI for total cash consideration of $13,590 pursuant to its agreements with Audiovox and ACC, including repayment of an $8,107 convertible subordinated note from ACC to Toshiba.

     Inventory on hand (included in assets held-for-sale in the accompanying consolidated balance sheets) at November 30, 2003 and August 31, 2004 purchased from Toshiba approximated $22,405 and $42,244, respectively. At November 30, 2003 and August 31, 2004, the Company recorded receivables from Toshiba aggregating approximately $709 and $88, respectively, primarily for software upgrades.

     At November 30, 2003 and August 31, 2004, the Company had outstanding payables (included in liabilities related to assets held-for-sale in the accompanying consolidated balance sheets) in the amount of $18,841 and $19,911, respectively, for inventory purchases from Toshiba. The payment terms are such that the payable is non-interest bearing and is payable in accordance with the terms established in the distribution agreement between the parties, which is 30 days.

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

Forward-Looking Statements

     Except for historical information contained herein, statements made in this Form 10-Q that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the wireless, mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the dependency on key executives, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in the Company's Form 10-K/A for the fiscal year ended November 30, 2003. These factors, among others, may cause actual results to differ materially from the results suggested in the forward-looking statements. Forward-looking statements include statements relating to, among other things:

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

     These   forward-looking   statements   are  subject  to   numerous   risks,
uncertainties and assumptions about the Company including, among other things:

     o    the ability to keep pace with technological advances
     o impact of future selling prices on Company profitability and inventory carrying value
     o significant competition in the wireless, automotive and consumer electronics businesses
     o    quality and consumer acceptance of newly introduced products
     o    the relationships with key suppliers
     o    the relationships with key customers
     o    possible increases in warranty expense
     o    changes in the Company's business operations
     o    the loss of key employees
     o our wireless business depends heavily on Philip Christopher and his personally-held intangibles
     o the ability to maintain an internal control framework compliant with Sarbanes-Oxley Section 404
     o    foreign currency risks

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

     Marketable securities at November 30, 2003 and August 31, 2004, which are recorded at fair value of $9,512 and $7,548, respectively, include an unrealized gain (loss) of $1,831 and $(932), respectively, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $951 and $755 as of November 30, 2003 and August 31, 2004, respectively. Actual results may differ.

Interest Rate Risk

     The Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the financial institution. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. There were no hedge transactions at November 30, 2003 or August 31, 2004. Therefore, the potential loss in fair value for a net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of November 30, 2003 and August 31, 2004 is not applicable.

     The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2003 and August 31, 2004, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Malaysian ringgit, Thailand baht and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2003 and August 31, 2004, amounts to $3,410 and $3,453, respectively. Actual results may differ.

ITEM 4.    CONTROLS AND PROCEDURES

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures and internal control over financial reporting and concluded it only provides reasonable assurance that (i) our disclosure controls and procedures were effective at a reasonable assurance level as of August 31, 2004, and (ii) no changes in internal control over financial reporting occurred during the quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

     During the course of our evaluation and testing of internal controls over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act of 2002, the Company is in the process of implementing changes in the design and operation of internal controls to increase their effectiveness.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS


     The Company is currently, and has in the past been, a party to routine litigation incidental to its business. From time to time, the Company receives notification of alleged violations of registered patent holders' rights. The Company has either been indemnified by its manufacturers in these matters, obtained the benefit of a patent license or has decided to vigorously defend such claims.

     The Company and ACC, along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with FCC ordered emergency 911 call processing capabilities. These lawsuits were consolidated and transferred to the United States District Court for the Northern District of Illinois, which in turn referred the cases to the Federal Communications Commission ("FCC") to determine if the manufacturers and service providers are in compliance with the FCC's order on emergency 911 call processing capabilities. On July 22, 2004, the FCC responded to the questions referred by the court, in most part, in favor of the defendants and any damages in an amount would be determined by the court. Plaintiffs have recently moved for leave to file a consolidated amended complaint. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     During 2001, the Company, along with other suppliers, manufacturers and distributors of hand-held wireless telephones, was named as a defendant in five class action lawsuits alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones. These class actions have been consolidated and transferred to a Multi-District Litigation Panel before the United States District Court of the District of Maryland. On March 5, 2003, Judge Catherine C. Blake of the United States District Court for the District of Maryland granted the defendants' consolidated motion to dismiss these complaints. Plaintiffs have appealed to the United States Circuit Court of Appeals, Fourth Circuit. The appeal pending before the United States Circuit Court of Appeals, Fourth Circuit in the consolidated class action lawsuits (Pinney, Farina, Gilliam, Gimpelson and Naquin) against ACC and other suppliers, manufacturers and distributors as well as wireless carriers of hand-held wireless telephones alleging damages relating to risk of exposure to radio frequency radiation from the wireless telephones has not yet been heard and any damages in an amount would be determined by the court. An appeal was heard on October 1, 2004, and the Company is awaiting a ruling on this matter.

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

     During the second quarter of fiscal 2004, the Company, AEC and one of its distributors of car security products, were named as defendants in a lawsuit brought by Magnadyne Corporation in the United States District Court, Central District of California alleging patent infringement and seeking damages and injunctive relief in an amount to be determined by the court. The Company has answered the amended complaint, asserted various affirmative defenses and interposed counterclaims alleging non-infringement, invalidity and non-enforceability. AEC answered the amended complaint and asserted affirmative defenses and interposed counterclaims. Discovery in this matter recently commenced. The Company and AEC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     On September 17, 2004, Shintom Co. Ltd. commenced action against Audiovox Corporation in the Chancery Court of the State of Delaware, New Castle County, seeking recovery of the greater of the sum of $2,500,000 or the value of Audiovox preferred stock determined as of April 16, 1987 (the date of the merger of Audiovox Corp., a New York Corporation, with Audiovox Corporation, a Delaware corporation) which preferred stock was purchased by Shintom from Audiovox in April 1981. The Company believes that the lawsuit is baseless and it intends to vigorously defend this matter. However, no assurance regarding the outcome of this matter can be given at this point in the litigation.

     On August 5, 2004, Compression Labs, Inc. ("CLI") commenced an action against Audiovox Corporation and other suppliers, manufacturers and distributors of products alleged to incorporate CLI's patented technology in the United States District Court for the Eastern District of Texas, alleging patent infringement and seeking damages and injunctive relief in an amount to be determined by the court. The Company has filed a motion to dismiss the complaint. The Company intends to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     The Company does not expect the outcome of any pending litigation, separately and in the aggregate, to have a material adverse effect on its business, consolidated financial position or results of operations.

ITEM 6.    EXHIBITS


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

     During the third quarter ended August 31, 2004, the Company filed five reports on Form 8-K:

     The Form 8-K, filed June 14, 2004 and dated June 11, 2004, reported that the Company and its majority-owned subsidiary, Audiovox Communications Corp.
(ACC) had entered into a definitive agreement to sell certain assets and liabilities to UTStarcom, Inc. (the Asset Purchase Agreement). Copies of the Asset Purchase Agreement and other definitive agreements executed in connection with the Asset Purchase Agreement were attached to the Form 8-K as Exhibits 99.1 through 99.6. The Company also attached a copy of the Press Release announcing the Asset Purchase Agreement as Exhibit 99.7.

     The Form 8-K filed on June 22, 2004 and dated June 16, 2004, reported that the Company and its Lenders had executed an Eleventh Amendment to the Fourth Amended and Restated Credit Agreement (the "Amendment"). The Amendment permits the Company to sell certain of its accounts receivable free of the Lenders' security interest. A copy of the Amendment was attached to the Form 8-K as
Exhibit 99.1.

     The Form 8-K filed on July 15, 2004 and dated July 15, 2004, stated that the Company issued a press release reporting on the Company's results for the fiscal second quarter 2004. A copy of the press release was attached to the Form 8-K as Exhibit 99.1.

     The Form 8-K filed on July 20, 2004 and dated July 15, 2004, reported that the Company had executed the Fifth Amended and Restated Credit Agreement with various banks and lenders (the "Credit Agreement"), which, among other things, provides for aggregate borrowings of $150,000,000. The Credit Agreement contains various covenants and will expire on the earlier of July 15, 2005 or the date of consummation of the sale of substantially all the assets of Audiovox Communications Corp. to UTStarcom, Inc. and/or the purchase by the Company of Toshiba Corporation's interest in Audiovox Communications Corp. For the full terms of the Credit Agreement and the Guarantee and Collateral Agreement signed by certain of the Company's subsidiaries, please see copies of these documents which were attached to the Form 8-K as Exhibits 99.1 and 99.2, respectively.

     The Form 8-K filed August 10, 2004 and dated June 11, 2004, which reported that certain exhibits, among others, to the Asset Purchase Agreement (defined above) would be entered into at the closing of the Asset Purchase Agreement. The forms of the Escrow Agreement, Transition Services Agreement and Trademark License Agreement were attached to the Form 8-K as Exhibits 99.1, 99.2 and 99.3.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AUDIOVOX CORPORATION




                                           By:/s/John J. Shalam
                                              --------------------
                                                 John J. Shalam
                                                 President and Chief
                                                    Executive Officer

Dated: October 15, 2004

                                           By:/s/Charles M. Stoehr
                                              ------------------------
                                                 Charles M. Stoehr
                                                 Senior Vice President and
                                                    Chief Financial Officer