Form 10-K
period 2004-11-30
AUDIOVOX CORP
filed 2005-03-31
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended November 30, 2004

Commission file number 0-28839

                              AUDIOVOX CORPORATION
             (Exact name of registrant as specified in its charter)


                   Delaware                                13-1964841
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)

    180 Marcus Blvd., Hauppauge, New York                    11788
   (Address of principal executive offices)                (Zip Code)


                                 (631) 231-7750
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:




        Title of each class:           Name of Each Exchange on Which Registered

 Class A Common Stock $.01 par value            Nasdaq Stock Market


Securities registered pursuant to Section 12(g) of the Act:

                                            None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes               No     X
                                              --------         ---------

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                           Yes     X         No
                                               --------         -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the common stock held by non-affiliates of the Registrant was $244,171,332 (based upon closing price on the Nasdaq Stock Market on May 28, 2004).

     The number of shares outstanding of each of the registrant's classes of common stock, as of March 28, 2005 was:

Class                                                  Outstanding
-----

Class A common stock $.01 par value                     20,872,538
Class B common stock $.01 par value                      2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

(1) Part III - Portions of the Registrant's Proxy Statement relating to its 2005 Annual Stockholders Meeting filed on March 30, 2005.

                              AUDIOVOX CORPORATION
                                    Form 10-K
                   For the Fiscal Year Ended November 30, 2004


                                Table of Contents

PART I   .........................................................................................................4
         Item 1-Business..........................................................................................4
         Item 2-Properties.......................................................................................20
         Item 3-Legal Proceedings................................................................................20
         Item 4-Submission of Matters to a Vote of
                 Security Holders................................................................................22

PART II  ........................................................................................................24
         Item 5-Market for the Registrant's Common Equity and Related
                 Stockholder Matters.............................................................................24
         Item 6-Selected Consolidated Financial Data.............................................................25
         Item 7-Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ............................................................26
         Item 7a-Quantitative and Qualitative Disclosures About Market Risk......................................51

         Item 8-Consolidated Financial Statements and Supplementary Data.........................................52
         Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................105
         Item 9a-Controls and Procedures........................................................................105
         Item 9b-Other Information..............................................................................113

PART III .......................................................................................................113

PART IV  .......................................................................................................113
         Item 15-Exhibits, Financial Statement Schedules........................................................113

SIGNATURES......................................................................................................117

                                     PART I

Item 1-Business

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of
Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward- Looking Statements."

General

All amounts presented in thousands unless otherwise indicated.

     Audiovox Corporation ("Audiovox", "We", "Our", "Us" or "Company") is a leading international distributor and value added service provider in the mobile and consumer electronics industry. The Company conducts its business through subsidiaries and markets its products both domestically and internationally under its own brands. The Company also functions as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently has one reportable segment ("Electronics"), which is organized by product class.

     The Company was incorporated in Delaware on April 10, 1987, as successor to a business founded in 1960 by John J. Shalam, our President, Chief Executive Officer and controlling stockholder. The Company designs and markets a diverse line of products and provides related services throughout the world. These products and services include:

     o    mobile entertainment and security products,
     o    mobile electronic products and accessories,
     o    consumer electronic products and accessories, and
     o    autosound products and accessories.

     The Company through its four wholly-owned subsidiaries: Audiovox Electronics Corporation ("AEC"), American Radio Corp., Code Systems, Inc. ("Code") and Audiovox German Holdings GmbH ("Audiovox Germany") and three majority-owned subsidiaries: Audiovox Communications (Malaysia) Sdn. Bhd.,
Audiovox  Holdings  (M) Sdn.  Bhd.  and  Audiovox  Venezuela,  C.A.  markets its products under the Audiovox(R) brand name and other brand names, such as Jensen(R), Prestige(R), Pursuit(R), Rampage(TM), Code- Alarm(R), Car Link(R), Movies 2 Go(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R),
Advent(R) and Phase Linear, as well as private labels through a large and diverse distribution network both domestically and internationally. The Company's extensive distribution network and its long-standing industry relationships have allowed the Company to benefit from growing market opportunities and emerging niches in the electronics business.

Divestiture of Cellular Business

     On November 1, 2004, the Company completed the divestiture of its Cellular business (formerly known as "ACC", "Cellular" or "Wireless") to UTStarcom, Inc. ("UTSI"). The Cellular business was a major driver in the Company's growth over the past twenty years. However, consolidation of cellular service providers within the cellular industry, extensive price competition and the inability to successfully partner with a manufacturer created a difficult challenge for the Company to compete within the cellular industry.

     The competitive nature of the Cellular business caused inconsistency in Cellular results, which led to the Company's sale of selected assets and certain liabilities of ACC to UTSI for a purchase price of $165,170 subject to a working capital adjustment. In addition, the Company retained certain receivables of ACC of $148,494 and, after collecting these receivables, the Company expects to receive total gross proceeds of $322,136 from the divestiture of the Cellular business. These proceeds were, or will be, reduced by aggregate payments of $84,586 to Toshiba, estimated taxes, former Cellular employees and other divestiture costs. In addition, the Company utilized a portion of the proceeds to repay $99,266 of domestic bank obligations outstanding. The expected net proceeds ("the net proceeds") is $138,284 from the divestiture of the Cellular business. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) for additional information regarding the divestiture of the Cellular business.

     Currently and subsequent to the sale of the Cellular business, the net proceeds have been invested in short-term investments with the intention of maintaining principal while generating a moderate return and maintaining liquidity in the account's holdings. The Company plans to utilize the net proceeds to pursue strategic and complementary acquisitions or invest in the Company's Electronics Group, which has had a history of sales and profit growth. Specifically, sales and gross profit for the Electronics Group have increased 52.1% and 49.4%, respectively from fiscal 2002. However, the Company may use all or a portion of the net proceeds for other purposes and is considering all opportunities.

     The Company has presented Cellular's financial results in discontinued operations for all periods presented due to the divestiture of the Cellular business. As such, certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. Unless indicated otherwise, all amounts presented herein exclude the results of the Cellular business.

Acquisitions

     On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, acquired for cash (i) certain accounts receivable, inventory and trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") or (Recoton) and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton Corporation's Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1,900. The primary reason for this transaction was to expand the product offerings of Audiovox and to obtain certain long-standing trademarks such as Jensen(R), Acoustic Research(R) and others. The Company also assumed an obligation of $10,742 with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH.

     On March 15, 2002, Code purchased certain assets of Code-Alarm, Inc., an automotive security product company. The purpose of this acquisition was to expand brand recognition and improve OEM production with manufacturers. The purchase price consisted of approximately $7,100, paid in cash at the closing, and a contingent debenture (CSI Debenture) whose value is linked to the future earnings of Code.


     Please refer to Note 5 "Business Acquisitions" of the Notes to Consolidated Financial Statements for additional information regarding the aforementioned acquisitions.

Subsequent Event

     On January 4, 2005, the Company's wholly-owned subsidiary, Audiovox Electronics Corporation, signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. for a purchase price of $13,100, subject to a working capital adjustment, plus contingent debentures based on achievement of future revenue targets. This acquisition is expected to increase the Company's market share for satellite radio products as well as accessories related to HDTV products.

Strategy

     The Company's objective is to increase revenue and operating income by leveraging and expanding through acquisitions the well-recognized Audiovox(R) brand name and family of brand names. The key elements of the Company's strategy are:

     Capitalize on niche market opportunities in the electronics industry. The Company intends to continue to use its extensive distribution and supply networks to capitalize on niche market opportunities in the electronics industry, such as satellite radio, navigation, mobile video, DVD's, flat panel TVs and vehicle tracking systems.

     Leverage  its  distribution   network.   The  Company  believes  it  has  a
     significant distribution network that includes all of the major distribution outlets; power retailers, mass merchandisers, independents, distributors, car dealers and OEM. The Company provides value added services such as market intelligence, product design, engineering, development and testing, sales support, customer service and product service. The Company intends to continue to expand its value-added services as the market evolves and customer needs change.

     Increase market penetration by capitalizing on the Audiovox(R) family of brands. The Company believes the "Audiovox(R)" family of brands, which includes Prestige(R), Pursuit(R), Rampage(TM), Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) , Advent(R) and Phase Linear, is one of its greatest strengths. During the past 44 years, the Company has invested to establish the brands for Consumer Electronics products. To further benefit from the Audiovox(R) brands, the Company continues to introduce new products using its brand names and licenses its brand name for selected consumer products.

     Pursue strategic and complementary acquisitions - Management consistently monitors economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow the Company to leverage overhead, penetrate new markets or expand the Company's existing business distribution.

     Grow our international presence. During fiscal 2003, the Company expanded its international presence with its acquisition of Recoton's European assets, and the Company intends to expand this international business through the introduction of Audiovox products to their marketing mix.

     Continue to outsource manufacturing to increase operating leverage. A key component of the Company's business strategy is outsourcing the manufacturing of its products, which allows the Company to deliver the latest technological advances without the fixed costs associated with manufacturing.

     Monitor operating expenses. The Company's total operating expenses have increased at a slower rate than sales since 2000. In fiscal 2004, operating expenses have increased 92.3% since 2000, compared to sales growth of 105.1% since 2000. The Company has invested in management information systems and its operating facilities to increase its efficiency. The operating structure of the Company for the year ended November 30, 2004 was structured to facilitate the operations of a combined group through November 1, 2004 of Cellular and Electronics. Due to the divestiture of Cellular in the later part of fiscal 2004 and the internal costs necessary to unwind the Cellular business, the Company was unable to change the operating structure of the Company to impact the fiscal 2004 operating results. During fiscal 2005, the Company will focus its efforts on evaluating the current business structure of the Company in order to create operating efficiencies with the primary goal of increasing operating income.

Narrative Description of Business

Industry

     The mobile and consumer electronics industry is large and diverse and encompasses a broad range of products. Among the significant manufacturers in the industry, are Sony, RCA, Panasonic, Kenwood, Motorola, Samsung and JVC, as well as other large companies that specialize in niche products. The Company participates in selected niche markets such as autosound, mobile video, portable DVD, digital multi-media, vehicle security and selected consumer electronics. As discussed above, we may pursue strategic acquisitions to either diversify our business model or expand our current operations within the Electronics business, or both.

     The introduction of new products and technological advancements are the major growth drivers in the electronics industry. Currently, new products include, but are not limited to, digital satellite radio, installed and portable DVD mobile video systems, rear observation systems, LCD flat panel TVs, navigation systems with real time traffic information and digital multi media products.

Products

     The Company's electronic products consist of two major categories: Mobile Electronics and Consumer Electronics .

     Mobile electronics products include:

     o mobile video products, including overhead, headrest and portable mobile video systems,
     o autosound products including radios, speakers, amplifiers and CD changers,
     o satellite radios including plug and play models and direct connect models,
     o    automotive security and remote start systems,
     o    navigation systems,
     o    rear observation systems, and
     o    automotive power accessories, including cruise control systems.

     Consumer electronics include:

     o    LCD and flat panel televisions,
     o    portable DVD players,
     o    home and portable stereos, and
     o GMRS radios digital multi-media products such as personal video recorders, MP3 players, MPG4 products.

     The Company markets products under several trademarks, including Audiovox(R), Jensen(R), Prestige(R), Pursuit(R), Rampage(TM), Code-Alarm(R), Car Link(R), Movies 2 Go(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R), Advent(R) and Phase Linear. These trademarks are a significant factor in marketing our products to customers. The Company's net sales by product category were as follows:

                                                                  Percent
                                                                  Change
                            2002         2003         2004       2002/2004
                          --------     --------     --------     --------
Mobile electronics        $285,608     $355,207     $405,645        42.0%
Consumer electronics        86,472      161,965      161,432        86.7
Other                          644          520         --        (100.0)
                          --------     --------     --------     --------
      Total net sales     $372,724     $517,692     $567,077        52.1%
                          ========     ========     ========     ========

     The increase in net sales reflects new product introductions in the Mobile and Consumer Electronics categories as well as increased sales of Jensen autosound and strong satellite radio sales. Net sales of Consumer Electronics were negatively impacted in fiscal 2004 due to the decline in portable DVD players as a result of price erosion and increased competition. In fiscal 2005, the Company will focus its Consumer Electronics efforts on emerging technologies such as LCD TVs, digital multimedia portables, home theater and new speaker lines and expects these lines to be key drivers. New product introductions in fiscal 2005 for Mobile Electronics will include satellite radio including new direct connect models, DVD video shuttle systems for both car and home, larger screen mobile video products, new dual all-in-one headrest systems, rear observation systems and navigation systems with real time traffic.

     In the future, the Company will continue to focus its efforts on new technologies to take advantage of market opportunities created by the digital convergence of data, navigation and entertainment products.

Licensing and Royalties

     In the late 1990's, the Company began to license its brand name for use on selected products, such as home and portable stereo systems. The Company increased license and royalty income by acquiring the assets of Recoton in fiscal 2003. Actual sales of licensed products are not included in the Company's reported net sales. License sales promote select Audiovox(R) brands without adding any significant costs. License fees are recognized upon sale to the end-user and are recorded in other income. License fees in fiscal 2004 were $2,024 compared to $1,116 in fiscal 2003.

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

Distribution and Marketing

     The Company sells its electronics products to:

     o    power retailers,
     o    mass merchants,
     o    regional chain stores,

     o    specialty retailers,
     o    independent 12 volt retailers,
     o    distributors,
     o    new car dealers,
     o    vehicle equipment manufacturers (OEM), and
     o    the U.S. military.

     The Company sells its products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Motor Company, Daimler Chrysler, General Motors Corporation , Toyota, Kia and Mazda. OEM projects accounted for approximately 14% of the Company's sales in 2004 versus 10% in 2003. These projects require a close partnership with the customer as the Company develops products to their specific requirements. Three of the largest domestic auto makers, General Motors, Daimler Chrysler and Ford require QS registration for all of their vendors. The Company's Hauppauge facility is QS 9000, ISO-14001 and ISO 9001 registered and is Q1 rated for the Ford Motor Company.

     In fiscal 2002, the five largest customers (Circuit City, Target, Wal-Mart, Sam's Wholesale Club and Gulf States Toyota) represented 25% of net sales. In fiscal 2003, the five largest customers (Target, Circuit City, Best Buy, Costco Wholesale and Wal-Mart) represented 34% of net sales. In fiscal 2004, the five largest customers ( Circuit City, Best Buy, Wal Mart, Sirius and Sam's Wholesale) represented 27% of net sales.

     The Company provides value-added management services including:

     o    product design and development,
     o    engineering and testing,
     o    technical and sales training and support,
     o    product repair services and warranty,
     o    dealer installation technical support,
     o    nationwide installation network,
     o    warehousing, and
     o    custom packaging.

     The Company has flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, the Company ships its products within 24 to 48 hours from the receipt of an order. The Company makes shipments from public warehouses in Virginia, Nevada, Florida, New Jersey, California and Venezuela and from leased facilities located in New York, Venezuela, Malaysia and Germany.

Product Development, Warranty and Customer Service

     The Company's product development cycle includes:

     o    identifying consumer trends and potential demand,
     o responding to those trends through product design and feature integration, which includes software design, electrical engineering, industrial design and pre production testing. In the case of OEM customers, the product development cycle may also include product validation to the customer quality standards, and
     o evaluating and testing production level new products in our own facilities to ensure compliance with our design specifications and standards.

     The Company works closely with customers and suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically- advanced and high quality products.

     We are committed to providing high quality products and provide warranties for all our product lines, which generally range from 90 days up to the life of the vehicle for the original owner on some of its automobile-installed products. To support its warranties, the Company has independent warranty centers throughout the United States, Canada, Europe, Venezuela and Malaysia. At the Hauppauge, New York facility, the Company has a customer service group that provides product information, answers questions and serves as a technical hotline for installation help for end-users and customers.

     The Company's Hauppauge facility is QS-9000:1998 (ISO-9001:1994) ISO-14001:
1996 certified, which requires the monitoring of quality standards in all facets of its business.

Suppliers

     The Company has relationships with a broad group of suppliers who manufacture its products to the Company's design specifications. The Company works directly with its suppliers on industrial design, feature sets, development and product testing.

     The Company purchases its electronics products from manufacturers located in several Pacific Rim countries, including Japan, China, South Korea, Taiwan, Singapore and Malaysia. The Company also uses several manufacturers in the United States for cruise controls, mobile video and power amplifiers. In selecting its manufacturers, the Company considers quality, price, service and reputation. In order to provide local supervision of supplier performance such as price negotiations, delivery and quality control, the Company maintains buying offices or inspection offices in Taiwan, South Korea, China and Hong Kong. The Company generally purchases its products under short-term purchase orders and does not have long-term contracts with its suppliers. Although the Company believes that alternative sources of supply are currently available, an unplanned shift to a new supplier could result in product delays and increased cost which may have a material impact on the Company.

     The Company considers relations with its suppliers to be good and alternative sources of supply are generally available within 120 days.

Competition

     The electronics industry is highly competitive across all product lines, and the Company competes with a number of well-established companies that manufacture and sell similar products. Brand name, design, features and price are the major competitive factors within the electronics industry. The Company's Mobile Electronic products compete against factory-supplied products , including those provided by General Motors, Ford and Daimler Chrysler. The Company's Mobile Electronics products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Alpine, Directed Electronics, Pioneer and Dual. The Company's Consumer Electronics product lines compete against major consumer electronic companies, such as JVC, Sony, Panasonic, Motorola, RCA, Samsung and AIWA.

Financial Information About Foreign and Domestic Operations

     The amounts of net sales and long-lived assets, attributable to foreign and domestic operations for each of the last three fiscal years are set forth in
Note 15 of the Company's consolidated financials statements, included herein.

Availability of Reports

     We make available financial information, news releases and other information on our web site at www.audiovox.com. There is a direct link from the web site to a third party Securities and Exchange Commissions (SEC) filings web site, where our annual report on Form 10-K, quarterly reports on Form 10- Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to the SEC. In addition, the Company has adopted a code of business conduct and ethics which is available free of charge upon request. Any such request should be directed to the attention of: Chris Lis Johnson, Company Secretary, 150 Marcus Boulevard, Hauppauge, New York 11788, (631) 231-7750.

                                  Other Matters

Equity Investments

     The Company has equity investments in unconsolidated entities which were formed to market its products in specific market segments or geographic areas in a more cost-effective manner. The goal of the Company's equity investments are to blend financial and product resources with local operations in an effort to expand its distribution and marketing capabilities. The Company does not participate in the day-to-day management of the following significant equity investments:

                              Percentage    Formation
         Investment           Ownership        Date                      Function
-----------------------   ---------------  ---------------      ------------------------------
                                                                Distribution of products for
Audiovox Specialized                                                marine, van, RV and other
    Applications                50.0%          1997                 specialized vehicles.

Bliss-Tel Company, Ltd.         20.0%          1997             Distribution of Cellular
                                                                    products and accessories in
                                                                    Thailand.

Employees

     As of November 30, 2003 and 2004, the Company employed approximately 1,000 and 770 people, respectively. The Company's headcount reduced significantly in fiscal 2004 as a result of the divestiture of the Cellular business and is subject to change based upon economic conditions. The Company considers its relations with its employees to be good and no employees are covered by collective bargaining agreements.

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


Name                                    Age    Current Position

John J. Shalam                          71     President, Chief Executive Officer and Chairman of the Board
                                                  of Directors
Charles M. Stoehr                       58     Senior Vice President, Chief Financial Officer and a Director
Patrick M. Lavelle                      53     Senior Vice President and a Director
Ann M. Boutcher                         54     Vice President, Marketing and a Director
Richard A. Maddia                       46     Vice President, IT and a Director
Philip Christopher                      56     Director
Paul C. Kreuch, Jr.*                    66     Director
Dennis F. McManus*                      54     Director
Irving Halevy*                          89     Director
Peter A. Lesser*                        69     Director (First elected Director in 2003)

*    Member of the Audit and Compensation Committees

     John J. Shalam has served as President, Chief Executive Officer and as Director of Audiovox or its predecessor since 1960. Mr. Shalam also serves as President and a Director of most of Audiovox's operating subsidiaries. Mr. Shalam is on the Board of Directors of the Electronics Industry Association and is on the Executive Board of the Consumer Electronics Association.

     Charles M. Stoehr has been our Chief Financial Officer since 1979 and was elected Senior Vice President in 1990. Mr. Stoehr has been a Director of
Audiovox  since  1987.  From  1979  through  1990,  he was a Vice  President  of
Audiovox.

     Patrick M. Lavelle has been a Vice President of the Company since 1980 and was appointed Senior Vice President in 1991. He was elected to the Board of Directors in 1993. Mr. Lavelle is Chief Executive Officer and President of the Company's subsidiary, Audiovox Electronics Corp. Mr. Lavelle is also a member of the Board of Directors and Executive Board of the Consumer Electronics Association and serves as Chairman of its Mobile Electronics Division.

     Ann M. Boutcher has been our Vice President of Marketing since 1984 and was elected to the Board of Directors in 1995. Ms. Boutcher's responsibilities include the development and implementation of our advertising, sales promotion and public relations programs.

     Richard A. Maddia has been our Vice President of Information Systems since 1992 and was elected to the Board of Directors in 1996. Prior thereto, Mr. Maddia was Assistant Vice President, IT. Mr. Maddia's responsibilities include development and maintenance of information systems.

     Philip Christopher has served as a Director of Audiovox or its predecessor since 1973. Up until November 1, 2004, Mr. Christopher had been Executive Vice President of Audiovox and Chief Executive Officer of Audiovox's cellular subsidiary, Audiovox Communications Corp. Mr. Christopher is currently the

President and Chief Executive Officer of UTStarcom Personal Communications, LLC, a division of UTStarcom, Inc. Mr. Christopher also serves on the Executive Committee of the Cellular Telephone Industry Association.

     Paul C. Kreuch, Jr. was elected to the Board of Directors in February 1997. Mr. Kreuch became Non-Executive Chairman in May 2004 and was elected Chairman in September 2004 of International Asset Transactions, LLC, a securitization and asset management firm. Prior to May 2004, he was Managing Director of WJM
Associates, Inc., a leading executive development firm. Prior career responsibilities include Executive Vice President of Natwest Bank, N.A. from 1993 to 1996, and before that, President of National Westminster Bank, USA.

     Dennis F. McManus was elected to the Board of Directors in March 1998. Mr. McManus is currently self-employed as a telecommunications consultant. From May 2001 to February 2005, he was fully-employed by one of his clients, LSSI Corporation, as Vice President-New Product Marketing. Prior to that, Mr. McManus was employed by NYNEX Corp. (now Verizon) for over 27 years, most recently as a Senior Vice President and Managing Director. Mr. McManus held this position from 1991 through December 31, 1997.

     Irving Halevy served on the Board of Directors from 1987 to 1997 and was re-elected to the Board of Directors in 2001. Mr. Halevy is a retired professor of Industrial Relations and Management at Fairleigh Dickinson University where he taught from 1952 to 1986. He was also a panel member of the Federal Mediation and Conciliation Service.

     Peter A. Lesser was elected to the Board of Directors in 2003. Mr. Lesser is the President of X-10 (USA), Inc., a wholesaler of electronic home control and security systems. Mr. Lesser is a founder and shareholder of, and has also served as a director and stockholder of X-10 Limited, the Hong Kong parent company of X-10- (USA), Inc. since 1979. He is a Member-at-Large of the Executive Board of the Consumer Electronics Association. From 1997 through 1999, Mr. Lesser served as the President of the Security Industry Association.

     All of our executive officers hold office at the discretion of the Board of Directors.

Cautionary Factors That May Affect Future Results

     We have identified certain risk factors that apply to the Company. You should carefully consider each of the following risk factors and all of the other information included or incorporated by reference in this Form 10-K. If any of these risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition, liquidity, or results of operations could be materially adversely affected. If that happens, the market price of our common stock would likely decline, and you may lose all or part of your investment.

There is no plan to distribute any of the net proceeds of the sale of the Cellular business to Audiovox stockholders.

     Currently, we do not intend to distribute any portion of the net proceeds from the sale of the Cellular business to our stockholders. Currently, we intend to use the net proceeds from the sale of the Cellular business to fund and grow our Consumer Electronics business. However, we may use all or a portion of the net proceeds from the sale for other purposes, and we will also consider other market opportunities, including acquisitions.

We could spend or invest the net proceeds from the sale of the Cellular business in ways with which Audiovox stockholders may not agree, including the possible pursuit of other market opportunities, including acquisitions.

     The investment of these net proceeds may not yield a favorable return. In addition, because the market for the Company's remaining businesses is often evolving, in the future, we may discover new opportunities that are more attractive. As a result, we may commit resources to these alternative market opportunities, including acquisitions. This action may require the Company to limit or abandon its currently planned focus on the current businesses. If we change the business focus, we may face risks that may be different from the risks associated with our current business.

The asset purchase agreement with UTSI exposes the Company to contingent liabilities.

     Under the asset purchase agreement for the sale of the Cellular business to UTSI we agreed to indemnify UTSI for any breach or violation of ACC's and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition and results of operations.

We will be unable to compete in the Cellular business for five years from the date of the sale of our former Cellular business.

     The asset purchase agreement with UTSI provided that for a period of five years after the closing on November 1, 2004, we will not compete, directly or indirectly, in the Cellular business or, without the prior written consent of UTSI, directly or indirectly, own an interest in, manage, operate, control, as a partner, stockholder or otherwise, any person that competes in the Cellular business, subject to certain exceptions.

Our success will depend on a less diversified line of business.

     The sale of the Cellular business constituted a significant portion of the Company's assets and revenues. As such, the Company's asset base and revenues have changed significantly from those existing prior to the divestiture. Currently, we generate substantially all of our sales from the Consumer and Mobile Electronics businesses. We cannot assure you that we can grow the revenues of our Electronics business or maintain profitability. As a result, the Company's revenues and profitability will depend on our ability to maintain and generate additional customers. A reduction in demand for the products and services would have a material adverse effect on our business. The sustainability of current levels of our Electronics business and the future growth of such revenues, if any, will depend on, among other factors:

     o    the overall performance of the economy,
     o    competition within key markets,
     o    customer acceptance of products and services, and
     o    the demand for other products and services.

     We cannot assure you that we will maintain or increase our current level of revenues or profits from the Electronics business in future periods.

The Electronics Business Is Highly Competitive and Faces Significant Competition from Original Equipment Manufacturers (OEMs).

     The market for electronics is highly competitive across all product lines. We compete against many established companies who have substantially greater resources than we do. In addition, we compete directly with OEMs, including divisions of well-known automobile manufacturers, in the autosound, auto security, mobile video and accessories industry. Most of these companies have substantially greater financial and other resources than we do. We believe that OEMs have increased sales pressure on new car dealers with whom they have close business relationships to purchase OEM-supplied equipment and accessories. OEMs have also diversified and improved their product lines and accessories in an effort to increase sales of their products. To the extent that OEMs succeed in their efforts, this success would have a material adverse effect on our sales of automotive entertainment and security products to new car dealers.

We  Depend on a Small  Number of Key  Customers  For a Large  Percentage  of Our
Sales.

     The electronics industry is characterized by a number of key customers. Specifically, 25%, 34% and 27% of our sales were to five customers in fiscal 2002, 2003 and 2004, respectively. The loss of one or more of these customers would have a material impact on our business.

We Do Not Have Long-term Sales Contracts with Any of Our Customers.

     Sales of our products are made by written purchase orders and are terminable at will by either party. The unexpected loss of all or a significant portion of sales to any one of our large customers could have a material adverse effect on our performance.

Sales in Our Electronics Business Are Dependent on New Products and Consumer Acceptance.

     Our Electronics business depends, to a large extent, on the introduction and availability of innovative products and technologies. Significant sales of new products in niche markets, such as navigation, satellite radios, LCD TVs and mobile video systems, have fueled the recent growth of our Electronics business. If we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins may decline.

Since We Do Not Manufacture Our Products, We Depend on Our Suppliers to Provide Us with Adequate Quantities of High Quality Competitive Products on a Timely Basis.

     We do not manufacture our products, and we do not have long-term contracts with our suppliers. Most of our products are imported from suppliers under short-term purchase orders. Accordingly, we can give no assurance that:

     o    our supplier relationships will continue as presently in effect,
     o    our suppliers will not become competitors;
     o our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us,
     o we will be able to obtain adequate alternatives to our supply sources should they be interrupted,
     o if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers, and
     o our suppliers have sufficient financial resources to fulfill their obligations to the Company.

     On occasion our suppliers have not been able to produce the quantities of products that we desire. Our inability to supply sufficient quantities of products that are in demand could reduce our profitability and have a material adverse effect on our relationships with our customers. If any of our supplier relationships were terminated or interrupted, we could experience an immediate or long-term supply shortage, which could have a material adverse effect on our business.

The Impact of Future Selling Prices and Technological Advancements may Adversely Impact our Profitability and Inventory Value

     Since we do not make any of our own products and do not conduct our own research, we cannot assure you that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Since we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

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

We Plan to Expand the International Marketing and Distribution of Our Products, Which Will Subject Us to Additional Business Risks.

     As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so. Conducting business outside of the United States subjects us to significant additional risks, including:

     o export and import restrictions, tax consequences and other trade barriers,
     o    currency fluctuations,
     o    greater difficulty in accounts receivable collections,
     o    economic and political instability,
     o    foreign exchange controls that prohibit payment in U.S. dollars, and
     o increased complexity and costs of managing and staffing international operations.

     For instance, our international sales have been affected by political unrest and currency fluctuation in Venezuela. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Our products could infringe the intellectual property rights of others and we may be exposed to costly litigation.

     The products we sell are continually changing as a result of improved technology. As a result, although we and our suppliers attempt to avoid infringing known proprietary rights of third parties in our products, we may be subject to legal proceedings and claims for alleged infringement by us, our suppliers or our distributors, of third party's patents, trade secrets, trademarks or copyrights.

     Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require us to either enter into royalty or license agreements which are not advantageous to us or pay material amounts of damages. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products. We may increasingly be subject to infringement claims as we expand our product offerings.

Fluctuations in Foreign Currencies or United States Dollar Could Have a Material Adverse Impact on Our Business.

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

Trade Sanctions Against Foreign Countries or Foreign Companies Could Have a Material Adverse Impact on Our Business.

     As a result of trade disputes, the United States and foreign countries have occasionally imposed tariffs, regulatory procedures and importation bans on certain products produced in foreign countries. Trade sanctions or regulatory procedures involving a country in which we conduct a substantial amount of business could have a material adverse effect on our operations. Some of the countries we purchase products from are: China, Japan, South Korea, Taiwan and Malaysia. China and Japan have been affected by such sanctions in the past. In addition, the United States has imposed, and may in the future impose, sanctions on foreign companies for anti-dumping and other violations of U.S. law. If sanctions were imposed on any of our suppliers or customers, it could have a material adverse effect on our operations.

We May Not Be Able to  Sustain  Our  Recent  Growth  Rates  or  Maintain  Profit
Margins.

     Sales have increased significantly from $276.5 million for fiscal 2000 to $567.1 million for fiscal 2004. We may not be able to continue to achieve this overall revenue growth rate or maintain profit margins because, among other reasons, of increased competition and technological changes. In addition, we expect that our operating expenses will continue to increase as we seek to expand our business, which could also result in a reduction in profit margins if we do not concurrently increase our sales proportionately.

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

A Decline in General Economic Conditions Could Lead to Reduced Consumer Demand for the Discretionary Products We Sell.

     Consumer spending patterns, especially discretionary spending for products such as mobile and consumer electronics , are affected by, among other things, prevailing economic conditions, wage rates, inflation, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy or an uncertain economic outlook could have a material adverse effect on our sales.

We Depend Heavily on Existing Management and Key Personnel and Our Ability to Recruit and Retain Qualified Personnel.

     Our success depends on the continued efforts of John J. Shalam, C. Michael Stoehr and Patrick Lavelle, each of whom has worked with Audiovox for over two decades, as well as our other executive officers and key employees. We have no employment contracts, with any of our executive officers or key employees. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

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

Our Capital Resources May Not Be Sufficient to Meet Our Future Capital and Liquidity Requirements.

     We believe that we currently have sufficient resources to fund our existing operations for the foreseeable future. However, we may need additional capital to operate our business if:

     o    market conditions change,
     o    our business plans or assumptions change,
     o    we make significant acquisitions, and
     o we need to make significant increases in capital expenditures or working capital.

Our Stock Price Could Fluctuate Significantly.

     The market price of our common stock could fluctuate significantly in response to various factors and events, including:

     o    operating results being below market expectations,
     o announcements of technological innovations or new products by us or our competitors,
     o    loss of a major customer or supplier,
     o changes in, or our failure to meet, financial estimates by securities analysts,

     o    industry developments,
     o    economic and other external factors,
     o    period-to-period fluctuations in our financial results,
     o    financial crises in foreign countries,
     o    general downgrading of our industry sector by securities analysts, and
     o    delayed filings of financial results.

     In addition, the securities markets have experienced significant price and volume fluctuations over the past several years that have often been unrelated to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our common stock.

If We Are Unable to Successfully Address the Deficiencies in Our Internal Controls, Our Ability to Report Our Financial Results on a Timely and Accurate Basis May be Adversely Affected.

     The Company is currently in the process of remediating the material weaknesses identified in management's report on internal controls (see Item 9A of this Report). If the Company is not successful in remediating these internal control issues, our ability to report our financial results on a timely and accurate basis may be adversely affected.

     Our independent registered public accounting firm advised our Audit Committee that they identified certain deficiencies that constituted material control weaknesses. We implemented various actions to address the issues identified in the evaluation of our controls and procedures. If these actions are not successful in addressing these internal control issues, our ability to report our financial results on a timely and accurate basis may continue to be adversely affected.

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

John J. Shalam, Our President and Chief Executive Officer, Owns a Significant Portion of Our Common Stock and Can Exercise Control over Our Affairs.

     Mr. Shalam beneficially owns approximately 53% of the combined voting power of both classes of common stock. This will allow him to elect our Board of Directors and, in general, to determine the outcome of any other matter submitted to the stockholders for approval. Mr. Shalam's voting power may have the effect of delaying or preventing a change in control of the Company.

     We have two classes of common stock: Class A common stock is traded on the Nasdaq Stock Market under the symbol VOXX and Class B common stock, which is not publicly traded and substantially all of which is beneficially owned by Mr. Shalam. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Both classes vote together as a single class, except in certain circumstances, for the election and removal of directors and as otherwise may be required by Delaware law. Since our charter permits shareholder action by written consent, Mr. Shalam may be able to take significant corporate actions without prior notice and a shareholder meeting.

Other Risks

     Other risks and uncertainties include:

     o    changes in U.S. federal, state and local law, and
     o our ability to implement operating cost structures that align with revenue growth.

Item 2-Properties

     A portion of the Company's owned Corporate headquarters is located at 180 Marcus Blvd in Hauppauge, New York. In addition, as of November 30, 2004, the Company leased a total of seventeen operating facilities or offices located in nine states as well as Germany and Venezuela. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease. These facilities are located in California, Florida, Georgia, Massachusetts, New York, Ohio, Tennessee, Texas and Michigan. These facilities serve as offices, warehouses, distribution centers or retail locations.
Additionally, the Company utilizes public warehouse facilities located in Norfolk, Virginia, and Sparks, Nevada.

Item 3-Legal Proceedings

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

     During the fourth quarter of 2004, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. On January 10, 2005, Vice Chancellor Steven Lamb of the Court of Chancery of the State of Delaware, New Castle County, granted an order permitting the filing of a Consolidated Complaint by several shareholders of Audiovox Corporation derivatively on behalf of Audiovox Corporation against Audiovox Corporation, ACC and the directors of Audiovox Corporation captioned "In Re Audiovox Corporation Derivative Litigation". The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments pursuant to which Audiovox and ACC executives were paid from the net proceeds of the sale of certain assets of ACC to UTStarcom, Inc., (b) disgorgement to ACC of $16 million paid to Philip Christopher pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4 million paid to Philip Christopher as compensation for termination of his Employment Agreement and Award Agreement with ACC, (d) disgorgement to ACC of $1,916,477 paid to John Shalam pursuant to an Award Agreement with ACC, and (e) recovery by ACC of $5 million in severance payments distributed by Philip Christopher to ACC's former employees. ACC is sued as a nominal defendant only. Defendants have filed a motion to dismiss the complaint. Defendants intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

During the first quarter of 2005, the litigation commenced by Compression Labs, Incorporated in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and its subsidiary Audiovox Electronics Corp. ("AEC") was dismissed without prejudice as to the Company and settled with respect to AEC. The litigation against ACC is still pending and although ACC intends to vigorously defend this matter, no assurances regarding the outcome can be given at this point in the litigation.

     During the third quarter of 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American

Arbitration Association, International Centre in New York, New York, seeking recovery of monies alleged to have been wrongfully taken by individual Respondents and damages for fraud. Respondents asserted counterclaims alleging that the Company engaged in certain business practices that caused damage to Respondents. The matter was submitted to mediation during the fourth quarter of fiscal 2004 and settled subsequent to year end. The settlement provides, in pertinent part, for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700,000 in consideration of which the Company will acquire all of Respondents' ownership in the Venezuelan companies and a release of any and all claims.

     On September 17, 2004, Shintom Co. Ltd. commenced action against Audiovox Corporation in the Chancery Court of the State of Delaware, New Castle County, seeking recovery of the sum of $2,500,000 or the value of Audiovox preferred stock determined as of April 16, 1987 (the date of the merger of Audiovox Corp., a New York corporation, with Audiovox Corporation, a Delaware corporation) which preferred stock was purchased by Shintom from Audiovox in April 1981. In lieu of answering, the Company has moved to dismiss the complaint. That motion is currently pending. The Company believes that the lawsuit is baseless and it intends to vigorously defend this matter. However, no assurance regarding the outcome of this matter can be given at this point in the litigation.

     During the second quarter of fiscal 2004, the Company, AEC and one of its distributors of car security products, were named as defendants in a lawsuit brought by Magnadyne Corporation in the United States District Court, Central District of California alleging patent infringement and seeking damages and injunctive relief in an amount to be determined by the court. The Company has answered the amended complaint, asserted various affirmative defenses and interposed counterclaims alleging non-infringement, invalidity and non-enforceability. The parties have reached a settlement in principle which provides for a release of any claims regarding issued patents as of the effective date and a standstill period of one year with respect to any other claims.

     The consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones is still pending. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the District Court's order dismissing the complaints on grounds of federal pre-emption. The Fourth Circuit remanded the actions to each of their respective state courts, except for the Naquin litigation which was remanded to the local Federal Court. Defendants intend to file a petition for certiorari with the U.S. Supreme Court.

     The Company and ACC, along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with Federal Communications Commission ("FCC") ordered emergency 911 call processing capabilities. These lawsuits were consolidated and transferred to the United States District Court for the Northern District of Illinois, which in turn referred the cases to the FCC to determine if the manufacturers and service providers are in compliance with the FCC's order on emergency 911 call processing capabilities. During the third quarter of 2004, the FCC confirmed that plaintiffs' interpretation of the FCC's second order on emergency 911 call processing capabilities was incorrect and as a result, plaintiffs have filed a consolidated amended complaint in the United States District Court for the Northern District of Illinois. Defendants have moved to dismiss the consolidated amended complaint, but to date, the motion has not been heard. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

Item 4-Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on November 1, 2004 at the Smithtown Sheraton in Smithtown, New York. Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of



Directors and five matters were voted on at the Annual Meeting, as follows:

     o The election of Class A nominee's, Paul C. Kreuch, Jr., Dennis F. McManus, Irving Halevy and Peter A. Lesser, and the election of Class A and Class B nominee's John J. Shalam, Philip Christopher , Charles
          M. Stoehr , Patrick M. Lavelle, Ann M. Boutcher and Richard A. Maddia, as Directors of the Company until the next annual meeting.

          The votes were cast for this matter as follows:

                                           FOR            AGAINST/ABSTAIN
                                       ------------  -------------------------
Class A
     Paul C. Kreuch, Jr.                16,167,827           2,011,350
     Dennis F. McManus                  16,350,039           1,829,138
     Irving Halevy                      16,345,639           1,833,538
     Peter A. Lesser                    16,343,128           1,836,049

Class A and B
     John J. Shalam                     34,333,993           6,454,724
     Philip Christopher                 34,333,265           6,455,452
     Charles M. Stoehr                  34,336,658           6,450,059
     Patrick M. Lavelle                 34,517,937           6,270,980
     Ann M. Boutcher                    34,517,747           6,270,970
     Richard A. Maddia                  34,517,737           6,270,780

          Each nominee was elected a Director of the Company.

     o To approve the sale of substantially all of the assets (excluding certain receivables) relating to our Cellular business to UTSI under the terms of the asset purchase agreement.

          The votes were cast for this matter as follows:

                                           FOR             AGAINST/ABSTAIN           NOT VOTED
                                       ------------  ---------------------------  ---------------
                                        34,644,573             514,524               5,629,620

          The sale of substantially all of the assets (excluding receivables) relating to our Cellular business to UTSI was approved.

     o To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending November 30, 2004.

          The votes were cast for this matter as follows:

                                           FOR             AGAINST/ABSTAIN           NOT VOTED
                                       ------------  ---------------------------  ---------------
                                        40,634,693             154,024                   -

          The selection of Grant Thornton LLP as the Company's independent auditors was ratified.

     o    To approve an amendment to the 1997 Stock Option Plan.


          The votes were cast for this matter as follows:

                                           FOR             AGAINST/ABSTAIN           NOT VOTED
                                       ------------  ---------------------------  ---------------
                                        32,887,556            2,271,541              5,629,620

          The amendment to the 1997 Stock Option Plan was approved.

     o    To approve an amendment to the 1999 Stock Compensation Plan.

          The votes were cast for this matter as follows:

                                           FOR             AGAINST/ABSTAIN           NOT VOTED
                                       ------------  ---------------------------  ---------------
                                        32,873,124            2,285,973              5,629,620

          The amendment to the 1999 Stock Compensation Plan was approved.

          Had the Company's Chief Executive Officer and majority shareholder abstained from voting his Class A and Class B shares, the selected matters would have been voted on as follows:

     o To approve the sale of substantially all of the assets (excluding certain receivables) relating to our Cellular business to UTSI under the terms of the asset purchase agreement.

                                           FOR             AGAINST/ABSTAIN           NOT VOTED
                                       ------------  ---------------------------  ---------------
                                        10,116,056             514,524               5,629,620

     o To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending November 30, 2004.

                                           FOR             AGAINST/ABSTAIN           NOT VOTED
                                       ------------  ---------------------------  ---------------
                                        16,106,176             154,024                   -

     o    To approve an amendment to the 1997 Stock Option Plan.

                                           FOR            AGAINST/ABSTAIN           NOT VOTED
                                       ------------  -------------------------   ----------------
                                        8,359,039            2,271,541              5,629,620

         o To approve an amendment to the 1999 Stock Compensation Plan.

                                           FOR            AGAINST/ABSTAIN           NOT VOTED
                                       ------------  -------------------------   ----------------
                                        8,344,607            2,285,973              5,629,620

                                     PART II

Item 5-Market for the Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Class A Common Stock of Audiovox are traded on the Nasdaq Stock Market under the symbol "VOXX". The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale and average daily trading volume in each of the last eight fiscal quarters:


                                                              Average
                                                               Daily
                                                              Trading
Fiscal Period              High               Low             Volume
                       ------------       -----------      -------------

2003:
   First Quarter          $   11.60        $     7.77            167,418
   Second Quarter              9.70              6.10             95,459
   Third Quarter              14.03              9.15            123,680
   Fourth Quarter             14.90             11.00             95,333

2004:
   First Quarter              16.70             12.30            132,780
   Second Quarter             20.49             12.78            284,741
   Third Quarter              17.40             14.37            170,358
   Fourth Quarter             17.81             14.09            109,340

Dividends

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

Holders

     There are approximately 625 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Equity Compensation Table

     The following table sets forth information regarding the Company's equity compensation plans in effect as of November 30, 2004:

                                                                                          Number of securities
                                                                Weighted average         remaining available for
                                                                exercise price of         future issuance under
                                Number of securities to            outstanding             equity compensation
                               be issued upon exercise of           options,                plans (excluding
                                  outstanding options,            warrants and           securities reflected in
       Plan Category              warrants and rights                rights              first reporting column)
--------------------------- -------------------------------- -----------------------  -----------------------------
Equity compensation
    plans approved by
    security holders                   2,397,700                     $11.77                      274,953
Equity compensation
    plans not approved
    by security holders
    (a)                                  150,000                      11.12                         --
                                      ----------                     ------                      --------
Total                                  2,547,700                     $11.74                      274,953
                                      ==========                     ======                      ========

-----------

     (a) Represents 30,000 stock options issued to outside directors and 120,000 warrants issued to outside legal counsel. See Note 12 of Notes to Consolidated Financial Statements.

Item 6-Selected Consolidated Financial Data

     The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

                                                         As of and for the Years Ended November 30,
                                              2000(2)      2001(2)        2002           2003(3)        2004
                                            ---------    ----------    ----------      ------------  --------
Consolidated Statement of Operations
    Data (in thousands, except per share
    data)
-------------------------------------------

Net sales (1)                              $ 276,471     $ 297,702      $ 372,724      $ 517,692     $ 567,077
Operating income (loss) (1)                    1,312            86          6,116         13,585        (2,125)
Net income  from continuing operations(1)      5,946         2,847            896          7,992             9
Net income (loss) from discontinued
    operations                                19,357       (10,045)       (15,176)         3,247        77,191 (4)
Extraordinary item                             2,189          --             --             --            --
Cumulative effect of a change in
    accounting for negative goodwill            --           --               240            --            --
                                           ---------      ---------     ----------     ---------     ---------
Net income (loss)                          $  27,492     $  (7,198)     $ (14,040)     $  11,239     $  77,200
                                           =========     ==========     ==========     =========     =========


                                                         As of and for the Years Ended November 30,
                                              2000(2)      2001(2)        2002           2003(3)        2004
                                            ---------    ----------    ----------      ------------  --------

Net income per common share from
  continuing operations:
    Basic                                  $    0.28     $    0.13      $    0.04      $    0.36     $    0.00
    Diluted                                     0.26          0.13           0.04           0.36          0.00
Net income (loss) per common share:
    Basic                                       1.29         (0.33)         (0.69)          0.51          3.52
    Diluted                                     1.22         (0.33)         (0.69)          0.51          3.45

Consolidated Balance Sheet Data

Total assets                               $ 517,586     $ 544,497      $ 555,365      $ 583,360     $ 543,338
Working capital                              305,369       284,166        292,687        304,354       362,018
Long-term obligations, less current
    installments                              23,468        10,040         18,250         29,639        18,598
Stockholders' equity                         330,766       323,220        309,513        325,728       404,187
-----------

(1) Amounts exclude the financial results of discontinued operations (see Note 2 of Notes to Consolidated Financial Statements).
(2) The Company previously restated its consolidated financial statements for the fiscal years ended November 30, 2000 and 2001 and for the fiscal quarters during the year ended November 30, 2001 and the fiscal 2002 quarters ended February 28, 2002, May 31, 2002 and August 31, 2002. In addition, the Company previously reclassified certain expenses from operating expenses to cost of sales for fiscal 2001 and for each of the quarters in the nine months ended August 31, 2002. Please refer to the Company's previously filed Form 10-K for the year ended November 30, 2002 for details.
(3) 2003 amounts reflect the acquisition of Recoton (see Note 5 of Notes to Consolidated Financial Statements).
(4) 2004 amount reflects the results of the divestiture of the Cellular business (see Note 2 of Notes to Consolidated Financial Statements).

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

     This  section   should  be  read  in  conjunction   with   "Forward-Looking
Statements" below, as well as Item 1 of Part 1, "Cautionary Factors That May Affect Future Results," and Item 8 of Part II, " Consolidated Financial Statements and Supplementary Data."

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for fiscal 2003 compared to 2004, and for fiscal 2002 compared to 2003. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources, including Contractual and Commercial Commitments," We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements". All financial information, except share and per share data, is presented in thousands.

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

Business Overview and Strategy

     The Company through its four wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc. and Audiovox German Holdings GmbH and three majority- owned subsidiaries: Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A. markets its products under the Audiovox(R) brand name and other brand names, such as Jensen(R), Prestige(R), Pursuit(R), Rampage(TM), Code-Alarm(R), Car Link(R), Movies 2 Go(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R), Advent(R), and Phase Linear, as well as private labels through a large and diverse distribution network both domestically and internationally. The Administrative Group consists of treasury, legal, human resources, management information systems and corporate accounting services that are provided to the Electronics Group. The Company reclassified Cellular results from continuing operations and now reflects Cellular results as a discontinued operation (refer to divestiture discussion below).

     On January 4, 2005, the Company's wholly-owned subsidiary, Audiovox Electronics Corporation, signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. for a purchase price of $13,100, subject to a working capital adjustment, plus contingent debentures based on achievement of future revenue targets. This acquisition is expected to increase the Company's market share for satellite radio products as well as accessories for HDTV products.

     The Company markets both domestically and internationally. Our products are
broken  down  into  two  major  categories:   Mobile  Electronics  and  Consumer
Electronics .

     Mobile Electronics products include:

     o mobile video products, including overhead, headrest and portable mobile video systems,
     o    autosound  products  including  radios,   speakers,   amplifiers,   CD
          changers,
     o satellite radios including plug and play models and direct connect models,
     o    automotive security and remote start systems,
     o    navigation systems,
     o    rear observation systems, and
     o    automotive power accessories, including cruise control systems.

     Consumer Electronics include:

     o    LCD and flat panel televisions,
     o    portable DVD players,
     o    home and portable stereos, and
     o GMRS radios digital multi-media products such as personal video recorders, MP3 players, MPG4 products.

     From fiscal 2000 through 2004, several major events and trends have affected the Company's results and financial conditions. Such events and trends are discussed below.

Divestiture of Cellular Business

     On November 1, 2004, the Company completed the divestiture of its Cellular business to UTSI. The Cellular business was a major driver in the Company's growth over the past twenty years. However, consolidation within the Cellular industry, extensive price competition and the inability to successfully partner with a manufacturer created a difficult challenge for the Company to compete within the Cellular industry. The competitive nature of the Cellular business caused inconsistency in Cellular results, which led to the Company's sale of selected assets and certain liabilities of ACC to UTSI for a purchase price of $165,170, subject to a working capital adjustment of $8,472 and the retention of certain account receivables of $148,494 for a total of $322,136.

     The following is a summary of the expected net proceeds as a result of the sale of the Cellular business and related transactions:

Purchase price                                                            $165,170
Working capital adjustment                                                   8,472
Cellular receivables retained, net                                         148,494
                                                                          --------
Gross proceeds                                                             322,136
   Less: cash paid to Toshiba for minority interest and note                13,645
   Less: payment to former Cellular employees                               25,019
   Less: payment of long term incentive award                                1,916
   Less: acquisition costs for legal, accounting and other                   4,603
   Less:  accrued expenses of Cellular                                       3,092
   Less: estimated taxes                                                    36,311
   Less: payment for domestic bank obligations                              99,266
                                                                          --------
Expected net cash proceeds from sale of Cellular business and related
   transactions                                                           $138,284
                                                                          ========

     Currently and subsequent to the sale of the Cellular business, the net proceeds have been invested in short-term investments with the intention of maintaining principal while generating a moderate return and maintaining liquidity in the account's holdings. The Company plans to utilize the proceeds to pursue strategic and complementary acquisitions or invest in the Company's Electronics subsidiary, which has had a history of sales and profit growth. Specifically, sales and gross profit for the Electronics Group have increased 52.1% and 49.4%, respectively from fiscal 2002. However, the Company may use all or a portion of the proceeds for other purposes and is considering all market opportunities.

     As a result of the sale of the Cellular business, the Company recorded an after-tax gain of $67,000 for the year ended November 30, 2004 which was calculated as follows:

Purchase Price                                                             $165,170
Working capital adjustment                                                    8,472
     Less: payment to former Cellular employees                              25,019
     Less: acquisition costs for legal, accounting and other                  4,603
     Less: net assets sold                                                   49,598
     Less: non-cash charge for stock options                                     98
     Non-cash cumulative translation gains                                      914
     Gain on purchase of Toshiba minority interest                            8,073
     Less: estimated taxes                                                   36,311
                                                                           --------
Gain on sale of Cellular business, included in discontinued operations     $ 67,000
                                                                           ========

     The Company has presented Cellular's financial results in discontinued operations for all periods presented due to the divestiture of the Cellular business. As such, certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. The Company has one reportable segment ("Electronics") and, unless indicated otherwise, all amounts presented herein exclude the results of the Cellular business. Please refer to Note 2 of the Notes to Consolidated Financial Statements for a further discussion regarding the divestiture of the Cellular business.

Growth of Electronics Business

     Electronics net sales have increased 105.1% from $276,471 in 2000 to $567,077 in 2004. During this period, the Company's sales were impacted by the following items:

     o the growth in sales of consumer electronic products to $161,432 in fiscal 2004 due to the introduction of new consumer goods, primarily from portable DVD players, two-way radios and flat panel TVs,
     o the introduction of satellite radio and mobile video entertainment systems, such as video's in a bag, caused Mobile Electronics sales to grow to approximately $405,645 in fiscal 2004,
     o    growth of OEM business, and
     o    acquisition of Recoton in fiscal 2003 and  Code-Alarm,  Inc. in fiscal
          2002.

     The increase in net sales reflects new product introductions in the Mobile and Consumer Electronics categories as well as increased sales of Jensen autosound and strong satellite radio sales. Net sales of Consumer Electronics were negatively impacted in fiscal 2004 due to the decline in portable DVD players as a result of price erosion and increased competition. In fiscal 2005, the Company will focus its Consumer Electronics efforts on emerging technologies such as LCD TVs, digital multimedia portables, home theater and new speaker lines and expects these lines to be key drivers. New product introductions in fiscal 2005 for Mobile Electronics will include satellite radio including new direct connect models, DVD video shuttle systems for both car and home, larger screen mobile video products, new dual all-in-one headrest systems, rear observation systems and navigation systems with real time traffic.

     Gross margins for the Company decreased to 15.9% for fiscal 2004 from 17.8% in 2000 due to increased sales to mass merchants and increased price competition for DVD products in the Mobile and Consumer Electronics categories. This decline was partially offset by margins achieved from new technologies and products such as LCD TVs and satellite radio products, as well as the growth of Audiovox Germany.

Strategy

     The key elements of the Company's strategy are to:

     o    Capitalize on niche market opportunities in the electronics industry,
     o    Leverage its distribution network,
     o Increase market penetration by enhancing and capitalizing on the Audiovox(R) family of brands,
     o    Pursue strategic and complementary acquisitions,
     o    Grow its international presence,
     o Continue to outsource manufacturing to increase operating leverage, and
     o    Continue to monitor operating expenses.

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

Revenue Recognition

     The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of product from the Company's customers. The Company does accept returns of products, if properly requested, authorized, and approved by the Company. The Company records an estimate of returns of products to be returned by its customers. Management continuously monitors and tracks such product returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. The Company's selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates.

Sales Incentives

     The Company offers sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates and (4) other trade allowances. The Company accounts for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (EITF 01-9). The terms of sales incentives are offered from time to time and vary by customer. Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable owed to the Company by the customer or by the customer requesting a check from the Company. The Company is unable to demonstrate that an identifiable benefit of the sales incentives has been received, as such, all costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs offered by the Company and the related accounting policies:

     Co-operative advertising allowances are offered to customers as reimbursement towards their costs for print or media advertising in which our product is featured on its own or in conjunction with other companies' products (e.g., a weekly advertising circular by a mass merchant). The amount offered is either a fixed amount or is based upon a fixed percentage of the Company's sales revenue or fixed amount per unit sold to the customer during a specified time period.

     Market development funds are offered to customers in connection with new product launches or entering into new markets. Those new markets can be either new geographic areas or new customers. The amount offered for new product launches is based upon a fixed amount or fixed percentage of the Company's sales revenue to the customer or a fixed amount per unit sold to the customer during a specified time period. The Company accrues the cost of co-operative advertising allowances and market development funds at the later of when the customer purchases our products or when the sales incentive is offered to the customer.

     Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of the Company's sales revenue to the customer or a fixed amount per unit sold to the customer. Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. The Company makes an estimate of the ultimate amount of the rebate their customers will earn based upon past history with the customer and other facts and circumstances. The Company has the ability to estimate these volume incentive rebates, as there does not exist a relatively long period of time for a particular rebate to be claimed. The Company has historical experience with these sales incentive programs and a large volume of relatively homogenous transactions. Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

     Other trade allowances are additional sales incentives that the Company provides to customers subsequent to the related revenue being recognized. In accordance with EITF 01-9, the Company records the provision for these additional sales incentives at the later of when the sales incentive is offered or when the related revenue is recognized. Such additional sales incentives are based upon a fixed percentage of the selling price to the customer, a fixed amount per unit, or a lump-sum amount.

     The accrual for sales incentives at November 30, 2003 and 2004 was $14,605 and $7,584, respectively. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers of offered and accepted sales incentives, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results.

     For the fiscal years ended November 30, 2002, 2003 and 2004, reversals of previously established sales incentive liabilities amounted to $1,500, $1,803 and $3,889, respectively. These reversals include unearned sales incentives and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not purchase the required minimum quantities of product during the specified time. Unearned sales incentives for fiscal years ended November 30, 2002, 2003 and 2004 amounted to $784, $917 and $2,187, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for fiscal years ended November 30, 2002, 2003 and 2004 amounted to $716, $886 and $1,702, respectively.

     The Company reverses earned but unclaimed sales incentives based upon the expiration of the claim period of each program. If no claim period is specified for the program, a claim period of 12 months is utilized. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. The majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program.

Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The Company records charges for estimated credit losses against operating expenses and charges for price adjustments against net sales in the consolidated financial statements. The Company's reserve for estimated credit losses at November 30, 2003 and 2004 was $5,558 and $6,271, respectively. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Since the Company's accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivable and future operating results.

Inventories

     The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily from selling prices subsequent to the balance sheet date, indications from customers based upon current negotiations and purchase orders. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, the Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. The Company recorded inventory write-downs on Electronics inventory of $2,722, $4,397 and $5,506 for the years ended November 30, 2002, 2003 and 2004, respectively.

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

Goodwill and Other Intangible Assets

     Goodwill and Other Intangible assets consist of the excess cost over fair value of assets acquired (goodwill) and other intangible assets (patents and trademarks). Goodwill, which includes equity investment goodwill, is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Goodwill and other intangible assets that have an indefinite useful life are not amortized.

     On an annual basis, we test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. Additionally, we evaluate our recorded intangible assets with the assistance of a third-party valuation firm, as necessary. These impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Warranties

     The Company offers warranties of various lengths depending upon the specific product. The Company's standard warranties require the Company to repair or replace defective product returned to the Company by both end users and its customers during such warranty period at no cost to the end users or customers. The Company records an estimate for warranty related costs in cost of sales based upon its actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $8,408 and $7,947 at November 30, 2003 and 2004, respectively. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair the Company's products, could have a material adverse impact on its operating results for the period or periods in which such returns or additional costs materialize.

Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We decrease the valuation allowance when, based on the weight of available evidence, it is more likely than not that the amount of future tax benefit will be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realized. Any increase or decline in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

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

Results of Operations

     In this discussion and analysis, we explain the general financial condition and the results of operations for Audiovox, including the following:

     o    our earnings and costs in the periods presented,
     o    changes in earnings and costs between periods,
     o    sources of earnings, and
     o    the impact of these factors on our overall financial condition.

     As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the years ended November 30, 2002, 2003 and 2004. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

     Management reviews the financial results of the Company based on the performance of the Electronics Group and Administrative Group. The Electronics Group is comprised of sales operating subsidiaries that sell Mobile and Consumer Electronics. The Administrative Group consists of treasury, legal, human resources, management information systems and accounting services that are provided to the Electronics Group. In prior years, the Electronics Group had three sales categories (Mobile, Consumer and Sound). Based on the current marketplace and management's overall assessment of the Company, the sales categories have been reclassified into Mobile Electronics and Consumer Electronics, therefore eliminating the Sound category. As such, certain reclassifications have been made to the fiscal 2002 and fiscal 2003 consolidated financial statements in order to conform to the fiscal 2004 presentation.

Management Key Indicators

     Management reviews the following financial indicators to assess the performance of the Company's operating results:

     o Net sales by product class - Management reviews this indicator in order to determine sales trends for certain product classes as this indicator is directly impacted by new product introductions.

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

Fiscal 2003 Compared to Fiscal 2004

Continuing Operations

     The following tables sets forth, for the periods indicated, certain statement of operations data for the years ended November 30, 2003 and 2004.

Net Sales

                              Fiscal       Fiscal         $             %
                               2003         2004        Change        Change
                             --------     --------     ---------      -------

Mobile Electronics           $355,207     $405,645     $ 50,438         14.2%
Consumer Electronics          161,965      161,432         (533)        (0.3)
Other                             520         --           (520)      (100.0)
                             --------     --------     ---------      -------
         Total net sales     $517,692     $567,077     $ 49,385          9.5%
                             ========     ========     ========       =======

     Mobile Electronics sales, which represented 71.5% of net sales, increased primarily due to a $26,093 increase in satellite radio sales and increased sales to Original Equipment Manufacturers ("OEM"'s). The Company expects satellite radio sales to increase as demand for satellite radio products continues to grow. In addition, Code sales increased $12,976 as a result of increased sales to OEM's for remote-start and security products. The increase in Mobile Electronics was partially offset by increased competition and price erosion from lower priced portable DVD players. In addition, overhead system sales were negatively impacted by a decline in SUV sales combined with factory-supplied product by OEM's.

     Consumer Electronics sales, which represented 28.5% of net sales, decreased due to price erosion and increased competition on portable DVD products. The decline in Consumer Electronics sales was partially offset by increased demand for flat panel TVs and increased sales of Jensen, Acoustic Research and Advent home products. Sales were also adversely impacted by a $40,751 decline in fourth quarter sales due to a decline in the video bag business as the category matures and experienced competition from low priced portable DVD players.

     The Company's sales were also impacted by the recent acquisition of Recoton (Audiovox Germany) as well as the foreign operations of Malaysia and Venezuela as follows:

                      Fiscal        Fiscal        $              %
                       2003          2004       Change         Change
                     ---------    ---------    ---------      ---------
Net sales:
Audiovox Germany     $ 26,377     $ 54,832     $ 28,455        107.9%
Recoton U.S.            3,649       36,118       32,469        889.8
Malaysia                6,793        3,424       (3,369)       (49.6)
Venezuela               2,887        4,535        1,648         57.1

     The increase in Audiovox Germany and Recoton U.S. sales was due to the acquisition of Recoton in July 2003, as fiscal 2004 includes twelve months of sales activity compared to five months of sales activity in fiscal 2003. The increase in the Company's Venezuelan subsidiary was due to economic growth in Venezuela as a result of increased revenue to OEM's due to improved political and economic stability. In addition, net sales of the Company's Malaysian subsidiary continue to decline due to a shift in the Malaysian business environment and stricter credit policies.

     Sales incentive expense decreased $957 to $13,123 due to a $2,086 increase in reversals, partially offset by an increase in sales. Specifically, reversals for unearned sales incentives for the year ended November 30, 2004 increased $1,270 as compared to 2003 due to customers not purchasing the minimum quantities of product required during the program time period as a result of lower than expected post holiday season sales. In addition, reversals for unclaimed sales incentives for 2004 increased $816 due to mass merchant customers not claiming funds within the expiration period. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. The majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                                        Fiscal                Fiscal
                                         2003                  2004
                                    -------------         --------------

Gross profit                            86,229                90,091
Gross margins                            16.7%                 15.9%

     Gross margins decreased to 15.9% for the year ended November 30, 2004 as compared to 16.7% for the year ended November 30, 2003. Gross margins were negatively impacted by price erosion and price competition of mobile video and DVD products during fiscal 2004. Furthermore, inventory write-downs resulted in gross margins to be reduced by $5,506 (1.0%) and $4,397 (0.8%) during the years ended November 30, 2004 and 2003, respectively. The increase in write-downs was primarily due to increased price competition for mobile video products.

     The above declines in margins were offset by margins achieved in Audiovox Germany as well as an increase in Code-Alarm margins due to an increase in sales to OEM's. In addition, gross margins were favorably impacted from a credit of $1,517 from one of the Company's vendors during the year ended November 30, 2004 as a result of renegotiating charges for the repair of defective inventory. Without this credit, the Electronics Group gross margin for the year ended November 30, 2004 would have been 15.6%. Furthermore, reversals of sales incentives expense favorably impacted gross margins by 0.7% and 0.3% during the years ended November 30, 2004 and 2003, respectively.

Operating Expenses and Operating Income

     The following table presents the results of the Company separated by the Electronics and Administrative Groups.

                                         Fiscal        Fiscal          $              %
                                          2003          2004         Change         Change
                                        --------      --------      --------        ------

Selling                                 $ 22,159      $ 27,938      $  5,779         26.1%
General and administrative                31,209        37,219         6,010         19.3
Warehousing and technical support          2,956         4,721         1,765         59.7
                                        --------      --------      --------        ------
     Electronics operating expenses       56,324        69,878        13,554         24.1
Electronics operating income              29,905        20,213        (9,692)       (32.4)
Electronics other expense                   (365)         (176)          189         51.8
                                        --------      --------      --------        ------
     Electronics pre-tax income           29,540        20,037        (9,503)       (32.2)



                                         Fiscal        Fiscal          $              %
                                          2003          2004         Change         Change
                                        --------      --------      --------        ------

Administrative operating expenses         16,320        22,338         6,018         36.9
Administrative other income                1,399         3,436         2,037        145.6
                                        --------      --------      --------        ------
     Consolidated pre-tax income        $ 14,619      $  1,135      $ 13,484        (92.2)%
                                        ========      ========      ========        ======

     Consolidated operating expenses increased $19,572, or 26.9%, for the year ended November 30, 2004, as compared to fiscal 2003. As a percentage of net sales, operating expenses increased to 16.3% for the year ended November 30, 2004 from 14.0% in 2003.

     Electronics operating expenses increased $13,554, or 24.1%, for the year ended November 30, 2004 from 2003. The domestic group (AEC , Code and American Radio Corp.) accounted for $8,125, or 59.9% of the 2004 increase. The international group (Audiovox Germany, Malaysia and Venezuela) accounted for $5,429, or 40.1%, of the 2004 increase. As a percentage of net sales, Electronics operating expenses increased to 12.3% for the year ended November 30, 2004 compared to 10.8% in 2003.

     Electronics selling expenses increased during fiscal 2004 due to a $2,865 and $2,914 increase in the domestic group and international group, respectively.

     o The increase for the domestic group was primarily due to $1,757 in Recoton U.S. expenses as a result of a full fiscal year of sales in fiscal 2004 as compared to five months of sales activity in fiscal 2003. Specifically, there was an increase in salesmen salaries of $807 as a result of higher employee wages and the hiring of additional employees to support the increase in sales. Trade show expenses and advertising expense increased $567 and $844, respectively, as a result of increased product line and promotions to support the increase in sales.

     o The increase for the international group was due to a $3,113 increase in Audiovox Germany expenses offset by a $199 decrease in Malaysia and Venezuela. Audiovox Germany expenses increased $1,222 in commissions, $615 in travel and lodging and $836 in advertising. Advertising costs consisted primarily of product brochures and informative advertising materials regarding the Company's product line. The increase in Audiovox Germany expenses is a result of a full fiscal year of sales in fiscal 2004 as compared to five months of sales activity in fiscal 2003.

     Electronics general and administrative expenses increased due to a $3,802 and $2,208 increase in the domestic and international groups, respectively.

     o The increase for the domestic group was primarily due to an increase of $2,382 in professional fees due to legal costs incurred to develop, settle and protect patent rights. The Company expects, as technology for electronic products become more complex, the Company will have to expend more resources on defending patent rights and obtaining patents on new products. Corporate allocations increased $1,079 as a result of the additional resources necessary to support the increased product lines. Increased sales and higher director and officer premiums during fiscal 2004 resulted in a $421 increase in insurance expense and a $294 increase in occupancy costs than the prior year. The above increases were partially offset by a $767 decrease in bad debt expense due to the recovery of a previously reserved bad debt. The Company does not consider this to be a trend in the overall accounts receivable.

     o The increase for the international group was due to an increase of $3,336 in Audiovox Germany expenses offset by a $1,128 decline in Malaysia and Venezuela expenses. As a result of the Recoton acquisition in July 2003, Audiovox Germany expenses increased $2,303 in salaries and $557 in related payroll taxes and $434 in bad debt expense. The increase in Audiovox German expenses is a result of a full fiscal year of operating results in fiscal 2004 as compared to five months of operating results in fiscal 2003 as Recoton was acquired in July 2003. The decline in Malaysia and Venezuela expenses was primarily due to a $1,034 decrease in employee benefits because of a 2003 payment made to certain Venezuela employees, which did not recur in fiscal 2004.

     Electronics warehousing and technical support increased due to an increase in direct labor of $1,671 as a result of: increased average inventory levels during fiscal 2004, increased sales and personnel required to support the assimilation of the Recoton technical staff. The continual increase in product complexity has resulted in the Company hiring additional engineers and providing added customer service.

     Electronics operating income decreased to $20,213 for the year ended November 30, 2004 due to a decline in gross margins and increased operating expenses.

     The following is a summary of administrative operating expenses:

                                                  Fiscal      Fiscal        $            %
                                                   2003        2004       Change       Change
                                                 -------     -------     --------      ------
Advertising                                      $ 3,396     $ 4,168     $   772        22.7%
Professional fees                                  4,007       6,522       2,515        62.8
Depreciation                                       1,576       1,178        (398)      (25.3)
Insurance                                            742         978         236        31.8
Officers' salaries                                 2,606       4,661       2,055        78.9
Office salaries and other                          3,993       4,831         838        21.0
                                                 -------     -------     --------      ------
     Total administrative operating expenses     $16,320     $22,338     $ 6,018        36.9%
                                                 =======     =======     ========      ======

     The increase in professional fees is primarily due to $2,660 in compliance costs for Sarbanes-Oxley Section 404 and additional audit fees. The Company incurred significant implementation costs for Sarbanes- Oxley Section 404 in fiscal 2004 and expects professional fees to decline in fiscal 2005. Advertising expenses increased due to additional resources needed to promote the expanded product lines. Officers' salaries increased primarily due to a $1,916 payment of a long-term incentive award as a result of the sale of the Cellular business. Other administrative operating expenses, which are mainly comprised of accounting, IT and office salaries, increased primarily due to increased salaries and payroll taxes.

     The increase in administrative operating expenses coupled with the decline in Electronics operating income caused consolidated operating income (loss) to decline to ($2,125) for the year ended November 30, 2004.

Other Income (Expense)

                                          Fiscal       Fiscal         $
                                           2003         2004        Change
                                          -------      -------      -------

Interest and bank charges                 $(2,850)     $(3,833)     $  (983)
Equity in income of equity investees        3,274        4,234          960
Other, net                                    610        2,859        2,249
                                          -------      -------      -------
         Total other income (expense)     $ 1,034      $ 3,260      $ 2,226
                                          =======      =======      =======

     Interest expense and bank charges increased primarily due to interest incurred on German debt acquired as a result of the Recoton acquisition and increased average borrowings from the Company's domestic credit facility during fiscal 2004 as compared to fiscal 2003 due to increased average Electronics inventory. The Company expects interest expense to decrease in fiscal 2005 as the Company repaid all amounts outstanding under its domestic bank obligations on November 1, 2004 and the Company has no outstanding amounts under its domestic bank obligations at November 30, 2004.

     Equity in income of equity investees increased primarily due to an increase in the equity income of Audiovox Specialized Applications, LLC ("ASA") as a result of increased sales in its Marine division and improvement in gross margins in specialized markets. In addition, increased sales and net income of Bliss- tel contributed towards the increase in equity income as Bliss-tel expanded its sales force in Thailand.

     Other income increased due to increased royalty income of $1,188 as a result of royalty rights received from acquired trademarks. In addition, included in other expense for the year ended November 30, 2003 is a civil penalty of $620 which did not recur for fiscal 2004. Furthermore, other expense decreased $329 as a result of lower foreign exchange devaluation in our Venezuelan subsidiary as compared to fiscal 2003. The Company expects other income to increase during fiscal 2005 as a result of expected returns on short-term investments purchased in November of fiscal 2004.

     Minority interest expense increased $1,324 for the year ended November 30, 2004 compared to the year ended November 30, 2003, mainly due to the write-off of uncollectible amounts owed to the Company from its minority interest shareholder in Audiovox Venezuela.

Provision for Income Taxes

     The effective tax rate for the year ended November 30, 2004 was 42.1% compared to 50.0% in the prior year. The decrease in the effective tax rate was primarily due to the Company's mix of foreign and domestic earnings and reduction of state income taxes.

Income from Discontinued Operations

     As previously discussed, the Company completed it divestiture of the Cellular business on November 1, 2004. The following is a summary of Cellular results included within discontinued operations:

                                                              Fiscal         Fiscal
                                                               2003           2004
                                                            ----------     ----------

Net sales from discontinued operations                      $  806,210     $1,159,439
Income from discontinued operations before income taxes          5,351         10,893
Provision for income taxes                                       2,104            702
                                                            ----------     ----------
                                                                 3,247         10,191
                                                            ----------     ----------
Gain on sale of Cellular business, net of tax                     --           67,000
                                                            ----------     ----------
Income from discontinued operations, net of tax             $    3,247     $   77,191
                                                            ==========     ==========

     Income from discontinued operations, net of tax, provided income of $77,191 and $3,247 for the years ended November 30, 2004 and 2003, respectively. Included in income from discontinued operations for the year ended November 30, 2004 is a gain of $67,000 on the sale of the Cellular business.

     Net sales of Cellular were $1,159,439 and $806,210 for the years ended November 30, 2004 and 2003, respectively. Unit sales of wireless handsets increased by approximately 1,412,000 units for the year ended November 30, 2004, or 30.3%, to approximately 6,069,000 units from 4,657,000 units in 2003. This increase was primarily due to a lack of new product introductions in the comparable prior year. Specifically, the Company introduced new products during the fourth quarter of fiscal 2003, such as CDM8900 camera and color display phones with 1x technology. The average selling price of the Company's handsets increased to $180 per unit for the year ended November 30, 2004 from $163 per unit in 2003.

     Cellular gross profit margins decreased to 3.8% for the year ended November 30, 2004 from 4.7% in 2003, primarily due to increased price competition within the cellular industry.

     Operating expenses of Cellular were $27,644 and $29,759 for the years ended November 30, 2004 and 2003, respectively, a decrease of $2,115. The decline in operating expenses of Cellular was due to the closing of Quintex branches in fiscal 2004 and a decline in commissions as a result of decreased international sales.

Net Income

     The operating structure of the Company for the year ended November 30, 2004 was structured to facilitate the operations of a combined group through November 1, 2004 of Cellular and Electronics. Due to the divestiture of Cellular in the later part of fiscal 2004 and the internal costs necessary to unwind the Cellular business, the Company was unable to change the operating structure of the Company to impact the fiscal 2004 operating results. During fiscal 2005, the Company will focus its efforts on evaluating the current business structure of the Company in order to create operating efficiencies with the primary goal of increasing operating income.

     As a result of increased income from discontinued operations, partially offset by a decline in income from continuing operations, net income for the year ended November 30, 2004 was $77,200 compared to $11,239 in 2003. Earnings per share for the year ended November 30, 2004 was $3.52 basic and $3.45 diluted as compared to $0.51 basic and diluted for 2003. Net income was favorably impacted by sales incentive reversals of $5,083 and $2,940 for the years ended November 30, 2004 and 2003, respectively.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales, increased competition by manufacturers and general economic conditions. As a result, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Fiscal 2002 Compared to Fiscal 2003

Continuing Operations

     The following tables sets forth, for the periods indicated, certain statement of operations data for the years ended November 30, 2002 and 2003.

Net Sales

                          Fiscal         Fiscal         $             %
                           2002           2003        Change        Change
                         ---------     ---------     ---------      -------
Net sales:
Mobile Electronics       $ 285,608     $ 355,207     $  69,599        24.4%
Consumer Electronics        86,472       161,965        75,493        87.3
Other                          644           520          (124)      (19.3)
                         ---------     ---------     ---------      -------
    Total net sales      $ 372,724     $ 517,692     $ 144,968      38.9 %
                         =========     =========     =========      ======

     Net sales increased $144,968, or 38.9%, to $517,692 from net sales of $372,724 in fiscal 2002. Sales of Audiovox Germany accounted for $26,377, or 18.2%, of this increase as a result of the Recoton acquisition (see Note 5). Mobile electronics sales increased as sales of Mobile Video within the Mobile Electronics category increased over 38% in fiscal 2003 from fiscal 2002 as a result of the introduction of new video digital product, satellite radio and navigation products. This increase in Mobile Electronics was partially offset by a change in the marketplace as fully-featured sound systems are being incorporated into vehicles at the factory rather than being sold in the aftermarket. Consumer Electronics sales increased primarily in sales of DVD/video-in-a-bag and portable DVD players, as well as sales from Audiovox Germany as a result of the Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R), trademarks which usage right was acquired during the Recoton acquisition.

     There was an increase in sales incentives expense of $7,915, net of reversals of $1,803, to $14,080, due to higher sales volume. The increase in sales resulted in an increase in sales incentives as many sales incentive programs are based on a percentage of sales. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands. Net sales in the Company's Malaysian subsidiary decreased $4,844 (41.6%) from last year primarily from lower OEM business. The Company's Venezuelan subsidiary experienced a decrease of $6,160 (68.1%) in sales from last year, due to the temporary closing of the offices due to the impact of economic and political instability in the country. These decreases were offset by additional sales from Audiovox Germany of $26,377 since the acquisition of Recoton on July 8, 2003.

Gross Profit

                                                Fiscal                  Fiscal
                                                 2002                   2003
                                           -----------------     ------------------
Gross profit                                    60,308                 86,229
Gross margins                                     16.2%                  16.7%


     Gross profit margins increased to 16.7% in fiscal 2003 from 16.2% in fiscal 2002. This increase was due to margins achieved in Audiovox Germany from Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) and Advent(R) products as well as an increase in Code-Alarm margins due to a decline in production and warranty costs. This increase was offset by an increase in the sales of video products sold through consumer channels, which carry a lower gross margin as opposed to other product lines. In addition, there was a $7,915 increase in sales incentive expense, net of reversals of $1,803, due to higher sales volume.

Operating Expenses and Operating Income

                                          Fiscal        Fiscal          $             %
                                           2002          2003         Change        Change
                                         --------      --------      --------       ------

Selling                                  $ 15,944      $ 22,159      $  6,215        39.0%
General and administrative                 23,571        31,209         7,638        32.4
Warehousing and technical support           1,137         2,956         1,819       160.0
                                         --------      --------      --------       ------
      Electronics operating expenses       40,652        56,324        15,672        38.6
Electronics operating income               19,656        29,905        10,249        52.1
Electronics other expense                  (2,240)         (365)        1,875        83.7
                                         --------      --------      --------       -----
      Electronics pre-tax income           17,416        29,540        12,124        69.6

                                          Fiscal        Fiscal          $             %
                                           2002          2003         Change        Change
                                         --------      --------      --------       ------

Administrative operating expenses          13,540        16,320         2,780        20.5
Administrative other income (loss)           (422)        1,399         1,821       431.5
                                         --------      --------      --------     -----
      Consolidated pre-tax income        $  3,454      $ 14,619      $ 11,165       323.2%
                                         ========      ========      ========     =====

     Consolidated operating expenses increased $18,452, or 34.0%, for the year ended November 30, 2003, as compared to fiscal 2002. As a percentage of net sales, operating expenses decreased to 14.0% for the year ended November 30, 2003 from 14.5% in 2002.

     Electronics operating expenses increased $15,672 in fiscal 2003, a 38.6% increase compared to fiscal 2002. The domestic group (AEC, Code-Alarm and American Radio) accounted for $7,888 or 50.3% of the fiscal 2003 increase. The international group (Audiovox Germany, Malaysia and Venezuela) accounted for $7,784 or 49.7% of the fiscal 2003 increase which was primarily due to the Recoton acquisition.

     Electronics selling expenses increased due to a $3,761 and $2,454 increase in the domestic group and international group, respectively.

     o The increase for the domestic group was primarily due to increases of $1,359 in commissions due to an increase in commissionable sales and salesmen salaries, payroll taxes and benefits of $1,161 as a result of higher employee wages and the hiring of additional employees. In addition, advertising expense increased $827 as a result of general promotions in an effort to support the growing business.

     o The increase for the international group was due to approximately $2,640 of Audiovox Germany expenses offset by a $186 decrease in Malaysia and Venezuela. Audiovox Germany expenses were primarily comprised of $1,285 in commissions, $241 of salesmen salaries and $951 of advertising due to the operations of Recoton, which was acquired during the third quarter of fiscal 2003. The decrease in Malaysia and Venezuela was mainly due to a $130 decrease in commissions as a result of a decline in commissionable sales.

     Electronics general and administrative expenses increased due to a $2,362 and $5,276 increase in the domestic group and international group, respectively.

     o The increase for the domestic group was primarily due to an increase of $1,647 in salaries and payroll taxes as a result of hiring additional employees and increase in employee wages to support the increased business. Corporate allocations increased $666 and insurance expense increased $248 due to higher premiums as a result of increased business activities. In addition, higher costs for the employee health care plan and increased profit sharing accruals caused employee benefits to increase $582. The above increases were partially offset by a $974 decrease in bad debt expense due to the bad debt recovery in fiscal 2003 of a 2002 customer write-off. The Company does not consider this decrease in bad debt expense to be a trend in the overall accounts receivable.

     o The increase for the international group was due to $4,533 of Audiovox Germany expenses and a $743 increase in Malaysia and Venezuela expenses. Audiovox Germany expenses were primarily comprised of $1,793 in salaries and related payroll taxes, $570 of office expenses, $765 of occupancy costs and $356 of depreciation as a result of the Recoton acquisition. The increase in Malaysia and Venezuela expenses was primarily due to an increase in Venezuela's employee benefits of $1,129 due to a payment made to certain Venezuela executives as a result of restructuring actions for claims made and for further potential termination claims. The above increase was partially offset by a $190 decrease in salaries due to employee terminations in Venezuela.

     Electronics warehouse and technical support increased primarily due to a $1,385 increase in direct labor and payroll taxes due to the hiring of additional employees and includes $583 of Audiovox Germany expenses. In addition, the increase in warehouse and technical support is due to the hiring of additional engineers as the increase in sales volume has resulted in the Company providing added customer service. Furthermore, overseas buying office expenses increased $472 as a result of increased costs associated with operating this office.

     Electronics operating income increased to $29,905 for the year ended November 30, 2003 as a result of increased sales from new product introductions and the Recoton acquisition, increased gross profit, partially offset by increased operating expenses.

     The following is a summary of general corporate operating expenses for the year ended:

                                               Fiscal    Fiscal         $         %
                                                2002      2003      Change      Change
                                               -------   -------    ------      ------

Advertising                                    $ 2,416   $ 3,396   $   980       40.6%
Professional fees                                4,254     4,007      (247)      (5.8)
Depreciation                                     2,095     1,576      (519)     (24.8)
Insurance                                          391       742       351       89.8
Officers' salaries                                 857     2,606     1,749      204.1
Office salaries and other                        3,527     3,993       466       13.2
                                               -------   -------    -----       ------
     Total administrative operating expenses   $13,540   $16,320   $ 2,780       20.5%
                                               =======   =======   =======      ======

     Administrative operating expenses increased primarily due to an increase in salaries and bonuses as a result of hiring additional employees and increased wages, as well as an increase in advertising due to an advertising program intended to promote overall Company awareness through media and public relations. Other corporate operating expenses are mainly comprised of accounting, IT and certain executive office salaries.

     The increase in Electronics operating income partially offset by an increase in administrative operating expenses resulted in consolidated operating income to increase to $13,585 for the year ended November 30, 2003.

Other Income (Expense)

                                        Fiscal      Fiscal      $
                                         2002        2003     Change
                                        -------    -------    -------

Interest and bank charges               $  (317)   $(2,850)   $(2,533)
Equity in income of equity investees      1,820      3,274      1,454
Other, net                               (4,165)       610      4,775
                                        -------    -------    -------
         Total other income (expense)   $(2,662)   $ 1,034    $ 3,696
                                        =======    =======    =======

     Interest expense and bank charges increased during fiscal 2003 from fiscal 2002, primarily due to interest incurred on German debt acquired as a result of the Recoton acquisition and increased average borrowings from the Company's primary credit facility for the purchase of Electronics inventory.

     Equity in income of equity investees increased for fiscal 2003 compared to fiscal 2002. The majority of the increase was due to an increase in the equity income of ASA as a result of improved gross margins achieved in marine industry sales.

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

     Minority interest income increased $362 compared to fiscal 2002, primarily due to increased losses in Audiovox Venezuela.

Provision for Income Taxes

     The effective tax rate for 2002 was 83.1% as compared to 50.0% for 2003. The decrease in the effective tax rate was principally due to and significant losses in Venezuela during fiscal 2002 which were not deductible and the reduction of state income taxes.

Income (Loss) From Discontinued Operations

     As previously discussed, the Company completed it divestiture of the Cellular business on November 1, 2004. The following is a summary of Cellular included within discontinued operations:

                                                                  Years Ended November 30,
                                                                 --------------------------
                                                                     2002         2003
                                                                  ---------    ---------

Net sales from discontinued operations                            $ 727,658    $ 806,210
Income (loss) from operations of discontinued operations before
   income taxes                                                      (5,116)       5,351
Provision for income taxes                                           10,060        2,104
                                                                  ---------    ---------
Income (loss) from discontinued operations, net of tax            $ (15,176)   $   3,247
                                                                  =========    =========

     Income (loss) from  discontinued  operations,  net of tax,  provided income
(loss) of $3,247 and ($15,176) for the years ended November 30, 2003 and 2002, respectively. Included in loss from discontinued operations for the year ended November 30, 2002 is a pre-tax gain of $14,269 ($8,847 after provision for deferred taxes) on the issuance of subsidiary shares.

     Net sales increased $78,552, or 10.8%, to $806,210 from fiscal 2002. Unit sales of wireless handsets decreased by approximately 293,000 units in fiscal 2003, or 5.9%, to approximately 4,657,000 units from 4,950,000 units in fiscal 2002. This decrease in unit sales was attributable to late introductions of new product and slower growth in the Cellular industry, however, the average selling price of handsets increased to $163 per unit in fiscal 2003 from $136 per unit in fiscal 2002. This increase was due to higher selling prices of the newly-introduced digital flip phones with color screens, web-browsing and camera capability.

     Gross profit margins increased to 4.7% as compared to 2.0% in 2002 as a result of the introduction of higher margin products, decreased sales incentive programs, lower inventory write-downs and decreased temporary personnel costs. For fiscal 2002, gross margins were negatively impacted by inventory write-downs of $13,823 or 1.9% compared to $2,817 or 0.3% in 2003. The decrease in inventory write-downs was primarily due to Cellular maintaining lower inventory levels in fiscal 2003, which consisted primarily of newer products as compared to fiscal 2002. In addition, the Company has recorded price protection of $27,683 and $13,031 for fiscal 2002 and 2003, respectively, from a vendor for certain inventory, recorded as a reduction to cost of sales as the related inventory was sold. Without this price protection, gross profit margins would have been lower by 4.5% and 1.6% for fiscal 2002 and 2003, respectively.

     Operating expenses of Cellular were $29,759 and $34,483 for the years ended November 30, 2003 and 2002, respectively, a decrease of $4,724. As a percentage of net sales operating expenses decreased to 3.7% during fiscal 2003 compared to 4.7% in fiscal 2002. Excluding the $3,200 bonus provision recorded in connection with the Toshiba transaction in 2002 (see Transactions with Toshiba) and $3,492 decrease in bad debt expense, operating expenses would have increased $1,968 or 7.1% in fiscal 2003 from fiscal 2002.

Net Income

     As a result of an increase in Electronics sales and gross margins, as well as increased income from discontinued operations net income for the year ended November 30, 2003 was $11,239 compared to a net loss of $14,040 in 2002. Earnings (loss) per share for the year ended November 30, 2003 was $0.51 basic and diluted as compared to $(0.64) basic and diluted for 2002 Net income was favorably impacted by sales incentive reversals of $2,940 and $4,716 for the years ended November 30, 2003 and 2002, respectively.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Liquidity and Capital Resources

     As of November 30, 2004, the Company had working capital of $362,018, which includes cash and cash equivalents and short-term investments of $167,646 compared with working capital of $304,354 at November 30, 2003, which includes cash of $4,702.

     The proceeds from the sale of the Cellular business, including collections from accounts receivable, during fiscal 2004 has increased the liquidity of the Company. The Company utilized the proceeds from the sale of the Cellular business to repay domestic bank obligations outstanding of $99,266 at November 1, 2004. The Company plans to utilize its current cash position as well as collections from accounts receivable to fund the current operations of the business. However, the Company may utilize all or a portion of the current
capital   resources   to  pursue   other   business   opportunities,   including
acquisitions.

     Historically, the Company had financed its operations through a combination of available borrowings under bank lines of credit and issuance of debt and equity securities, which was typically dependent on the collections of accounts receivable and purchase of inventory. The Company's fifth amended and restated credit agreement expired on November 1, 2004 as a result of the sale of substantially all the assets of its Cellular business to UTSI. Subsequently, the Company obtained a credit line to fund the temporary short-term working capital needs of the Company. This line originally expired on January 31, 2005 and was subsequently extended to May 30, 2005, and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%.

     Operating activities provided cash of $28,799 and $86,706 in fiscal 2003 and 2004, respectively. Income from continuing operations provided $7,992 and $9 for operating activities in fiscal 2003 and 2004, respectively.

     The following significant fluctuations in the balance sheet impacted cash flow from operations:

o Cash flows from operating activities for the year ended November 30, 2004 were favorably impacted by a decrease in accounts receivable primarily from collections. The Company retained $148,494 of Cellular receivables and the collection of such receivables in November 2004 caused assets of discontinued operations to provide cash of $104,944. Accounts receivable for assets of continued operations provided cash of $23,236 and accounts receivable turnover approximated 4.3 during for the year ended November 30, 2004 compared to 4.6 in the fiscal 2003. Accounts receivable collections are often impacted by the timing of collections.

o Cash flow from operating activities was also favorably impacted by a $11,823 decrease in inventory due to the increase in sales for the year ended November 30, 2004. Inventory turnover remained steady at 3.3 during for the year ended November 30, 2004 compared to 3.3 in the fiscal 2003.

o Cash flow from operating activities for the year ended November 30, 2004, was impacted by a $12,392 decrease in accounts payable and accrued sales incentives, primarily from payments made to inventory vendors and customers. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases and amount of inventory on hand.

     Investing activities used $3,739 during the year ended November 30, 2004, primarily from the purchase of short-term investments offset by the sale of the Cellular business (see Note 2 to Notes to Consolidated Financial Statements). In addition, the cash usage from investing activities was due to the purchase of property, plant and equipment, as well as the repurchase of subsidiary shares. Investing activities used cash of $40,122 during the year ended November 30, 2003, primarily for the acquisition of Recoton (see Note 5 to Notes to Consolidated Financial Statements).

     Financing activities used $44,580 during the year ended November 30, 2004, primarily for the net payment of bank obligations and debt. Financing activities for the year ended November 30, 2003 provided cash of $12,965 mainly due to debt proceeds acquired in connection with the Recoton acquisition.

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At November 30, 2004, such obligations and commitments are summarized as follows:

                                                                      Payments Due By Period
                                                  --------------------------------------------------------------  - -------------
                                                          Less
                                                          than         1-3         4-5        Over
Contractual Cash Obligations                  Total      1 Year       Years       Years      5 Years
-----------------------------------------    -------     -------     -------     -------     -------

Capital lease obligations (1)                $13,099     $   552     $ 1,137     $ 1,157     $10,253
Operating leases (2)                           9,061       2,997       4,931       1,133        --
                                             -------     -------     -------     -------     -------
      Total contractual cash obligations     $22,160     $ 3,549     $ 6,068     $ 2,290     $10,253
                                             =======     =======     =======     =======     =======



                                                     Amount of Commitment
                                                     Expiration per period
                                   ----------------------------------------------------------
                                     Total
Other Commercial                     Amounts    Less than     1-3         4-5        Over
  Commitments                       Committed     1 Year     Years       Years      5 years
--------------------------------    ---------   ---------   -------     -------     -------

Bank obligations (3)                 $ 7,694     $ 7,694        --
Commercial letters of credit (4)         959         959        --          --        --
Standby letters of credit (4)          2,358       2,358        --          --        --
Debt (5)                              10,206       2,497     $ 5,004     $ 2,705      --
Unconditional purchase
   obligations (6)                    46,041      46,041        --          --        --
                                     -------     -------     -------     -------     -----
   Total commercial
       commitments                   $67,258     $59,549     $ 5,004     $ 2,705      --
                                     =======     =======     =======     =======     =====


(1) Represents total payments due under a capital lease obligation which has a current and long term principal balance of $69 and $6,001, respectively at November 30, 2004. For more information, see Note 13 of Notes to Consolidated Financial Statements.

(2) The Company enters into operating leases in the normal course of business. For more information, see Note 13 of Notes to Consolidated Financial Statements.

(3) Represents amounts outstanding under the Malaysia credit facility of $2,209 and German factoring agreement of $5,485 at November 30, 2004. As of November 30, 2004, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit under the Malaysia credit facility approximated $2,905. The obligations of the Company under the Malaysian credit facilities are secured by the property and building in Malaysia owned by Audiovox Communications Sdn. Bhd. and are partially secured by the Company under two standby letters of credit of $800 each and are payable on demand or upon expiration of the standby letters of credit, which expire on July 7, 2005. The German credit facility consists of accounts receivable factoring up to 16,000 Euros and a working capital facility, secured by accounts receivable and inventory, up to 6,000 Euros. The facilities are renewable on an annual basis. For more information, see Note 9 of Notes to Consolidated Financial Statements.

(4) Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit to secure certain bank obligations and insurance requirements.

(5) Represents amounts outstanding under a term loan agreement for Audiovox Germany which was acquired in connection with the Recoton Acquisition. This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany. For more information, see Notes 5 and 9 of Notes to Consolidated Financial Statements.

(6) Unconditional purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

     The Company guaranteed the debt of G.L.M. (a former equity investment) beginning in December 1996, and this guarantee was not subsequently modified. During the year ended November 30, 2004, the Company received a request for payment in connection with this guarantee. As a result of the payment request, the Company paid $291 on behalf of G.L.M. during the year ended November 30, 2004 and such guarantee is no longer in effect.

     Under the asset purchase agreement for the sale of the Cellular business to UTSI, the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition. The Company is not aware of any such claim(s) for indemnification.

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

Treasury Stock

     The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). No shares were purchased under the Program during fiscal 2003 and 2004. As of November 30, 2004, 1,070,957 shares were repurchased under the Program at an average price of $7.93 per share for an aggregate amount of $8,497.

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

Seasonality

     The Company typically experiences some seasonality in its operations. The Company generally experiences a substantial amount of its sales during September, October and November from increased promotional and advertising activities from the Company's customers to end-users during the holiday season.

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

Leasing Transactions

     During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and chief executive officer, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004 the Company entered into an agreement to sub-lease the building to UTStarcom for monthly payments of $46 through October 31, 2009. The Company also leases another facility from its principal stockholder. Rentals for such leases are considered by management of the Company to approximate prevailing market rates. Total lease payments required under the leases for the five-year period ending November 30, 2009 are $5,199.

     During 1998, the discontinued Cellular operations entered into a sale/leaseback transaction with the Company's principal stockholder and chief executive officer for $2,100 of equipment, which was classified as an operating lease. The lease required monthly payments of $34 and was terminated on November 1, 2004.

Transactions with Toshiba

     Toshiba Corporation ("Toshiba") had been a minority interest shareholder in the Company's Cellular Business ("ACC" or "Cellular ") since 1999. As previously discussed, the Company completed its sale of the Cellular Business ("ACC" or "Cellular ") to UTStarcom ("UTSI") on November 1, 2004. As such, Toshiba is no longer a minority interest shareholder in the Company's former Cellular business.

     On May 29, 2002, Toshiba Corporation (Toshiba) purchased an additional 20% of Audiovox Communications Corp. (ACC). Such purchase accounted for approximately 31 shares at approximately $774 per share, for approximately $23,900 in cash, increasing Toshiba's total ownership interest in ACC to 25%. In addition, Toshiba paid $8,107 in exchange for an $8,107 convertible subordinated note (the Note) which was paid in full during the sale of Cellular to UTSI (see
Note 2 of Notes to Consolidated Financial Statements). The Note bore interest at a per annum rate equal to 1.75% and interest was payable annually on May 31st of each year, commencing May 31, 2003.

     As a result of the issuance of ACC's shares, the Company recognized a gain, net of expenses of $1,735, of $14,269 ($8,847 after provision for deferred taxes) during the year ended November 30, 2002. The gain represents the excess of the sale price per share over the carrying amount per share multiplied by the number of shares issued to Toshiba. The gain on the issuance of the subsidiary's shares has been included in discontinued operations in the accompanying consolidated statements of operations for the year ended November 30, 2002 in accordance with the Company's policy on the recognition of such transactions, which is an allowable method under Staff Accounting Bulleting Topic 5.H.

     In connection with Toshiba's 20% purchase of ACC, the following agreements (which became null and void on November 1, 2004 as a result of the sale to the Cellular business to UTSI, with the exception of payments made) were entered into:

     o Stockholders agreement - provided for the composition of the board of directors of ACC and identified certain items, other than in the ordinary course of business, that ACC cannot do without prior approval from Toshiba.
     o Distribution arrangement - ACC would be Toshiba's exclusive distributor for the sale of Toshiba cellular products in the United States, Canada, Mexico and all countries in the Caribbean and Central and South America through May 29, 2007.
     o Employment agreement with the President and Chief Executive Officer (the Executive) of ACC - ACC was required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC's annual earnings before income taxes. The Company, under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the Executive, to be allocated by the Executive. The bonus was for services previously rendered and, accordingly, the bonus has been included in discontinued operations in the accompanying statements of operations for the year ended November 30, 2002. During the year ended November 30, 2002, the Executive was paid $1,800 less an amount outstanding under a promissory note of $651.

     In May 2002, the Company granted seven stock appreciation units in ACC to its Chief Executive Officer of ACC and seven stock appreciation units in ACC to the Chief Executive Officer of the Company. Each unit had a value of approximately $774, which was based upon the then fair value per share of ACC based upon the value of shares sold to Toshiba.

     The Company was released from the above agreements on November 1, 2004 as a result of the sale of the Cellular business to UTSI (see Note 2 of Notes to Consolidated Financial Statements).

     Minority interest income (expense) relating to Toshiba's minority share ownership in ACC for the years ended November 30, 2002, 2003 and 2004 was $4,741, ($1,066) and $(2,398), respectively. Such income (expense) has been included in discontinued operations in the accompanying statements of operations for all periods presented.

Recent Accounting Pronouncements

         In November 2004, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 151 ("Statement 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarified that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 or the Company's fiscal year ended November 30, 2006. The Company does not expect the adoption of Statement 151 to have a material impact on the Company's consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R ("Statement 123R"), "Share Based Payment". Statement 123R is a revision of FASB Statement 123, "Accounting for Stock Based

Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock issued to Employees" (APB No.25). Statement 123R requires a public entity to measure the cost of employee services recognized in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Statement 123R is effective the first interim or annual period that begins after June 15, 2005 or the Company's fourth quarter and fiscal year ended November 30, 2005. The adoption of Statement 123R will rescind the Company's current accounting for stock based compensation under the intrinsic method as outlined in APB No. 25. Under APB No. 25, the issuance of stock options to employees generally resulted in no compensation expense to the Company. The adoption of Statement 123R will require the Company to measure the cost of stock options based on the grant-date fair value of the award.

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153, ("Statement 153"), "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29". Statement 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of Statement 153 to have a material impact on the Company's consolidated financial statements.

Item 7a-Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

     Marketable securities at November 30, 2004, which are recorded at fair value of $5,988, include a net unrealized loss of $1,284 and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $599 as of November 30, 2004. Actual results may differ.

Interest Rate Risk

     The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates from its investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. In addition, the Company's bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. There were no hedge transactions at November 30, 2004. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. Therefore, the potential loss in fair value for a net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of November 30, 2004 is not applicable.

     The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2004, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Malaysian ringgit, Thailand baht and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2004, amounts to $3,194. Actual results may differ.

Item 8-Consolidated Financial Statements and Supplementary Data

  Index to Consolidated Financial Statements and Financial Statements Schedule
                              Audiovox Corporation

                                                                                                     Form 10-K
                                                                                                      (Page)

Report of Independent Registered Public Accounting Firm .................................................53

Consolidated Financial Statements:

     Balance Sheets as of November 30, 2003 and 2004.....................................................54

     Statements of Operations for the years ended November 30, 2002, 2003 and 2004.......................56

     Statements of Stockholders' Equity and Comprehensive Income (Loss)for the years ended November 30, 2002, 2003 and 2004............................................................57

     Statements of Cash Flows for the years ended November 30, 2002, 2003 and 2004.......................58

Notes to Consolidated Financial Statements ..............................................................60

Schedule:

II   Valuation and Qualifying Accounts..................................................................119

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Board of Directors and Stockholders
Audiovox Corporation


We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries (the "Company") as of November 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended November 30, 2004. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 25, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as whole. The Schedule II as of and for the years ended November 30, 2004, 2003 and 2002 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Grant Thornton LLP
GRANT THORNTON LLP

Melville, New York
March 25, 2005


                                           AUDIOVOX CORPORATION AND SUBSIDIARIES
                                                Consolidated Balance Sheets
                                                November 30, 2003 and 2004
                                             (In thousands, except share data)


                                                                                                 2003            2004
                                                                                               ---------      ---------

Assets

Current assets:

   Cash and cash equivalents                                                                   $   4,702      $  43,409
   Restricted cash                                                                                  --            8,264
   Short-term investments                                                                           --          124,237
   Accounts receivable, net                                                                      141,861        119,964
   Inventory                                                                                     152,762        140,739
   Receivables from vendors                                                                        4,463          7,028
   Prepaid expenses and other current assets                                                      10,927         14,673
   Deferred income taxes                                                                           8,248          6,873
   Current assets of discontinued operations                                                     197,556         16,958
                                                                                               ---------      ---------

       Total current assets                                                                      520,519        482,145

Investment securities                                                                              9,512          5,988
Equity investments                                                                                13,132         13,092
Property, plant and equipment, net                                                                18,598         20,418
Excess cost over fair value of assets acquired                                                     7,532          7,019
Intangible assets                                                                                  8,043          8,043
Other assets                                                                                         657            413
Deferred income taxes                                                                              3,657          6,220
Non-current assets of discontinued operations                                                      1,710           --
                                                                                               ---------      ---------

       Total assets                                                                            $ 583,360      $ 543,338
                                                                                               =========      =========









See accompanying notes to consolidated financial statements.
                                       54


                                           AUDIOVOX CORPORATION AND SUBSIDIARIES
                                                Consolidated Balance Sheets, Continued
                                                November 30, 2003 and 2004
                                             (In thousands, except share data)


                                                                                                 2003            2004
                                                                                               ---------      ---------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                            $  35,125      $  26,176
   Accrued expenses and other current liabilities                                                 27,445         33,403
   Accrued sales incentives                                                                       14,605          7,584
   Income taxes payable                                                                           11,368         42,773
   Bank obligations                                                                               39,940          7,694
   Current portion of long-term debt                                                               3,433          2,497
   Current liabilities of discontinued operations                                                 84,249           --
                                                                                               ---------      ---------

       Total current liabilities                                                                 216,165        120,127

Long-term debt                                                                                    10,139          7,709
Capital lease obligation                                                                           6,070          6,001
Deferred compensation                                                                              5,280          4,888
Non-current liabilities of discontinued operations                                                14,985           --
                                                                                               ---------      ---------

       Total liabilities                                                                         252,639        138,725
                                                                                               ---------      ---------

Minority interest                                                                                  4,993            426
                                                                                               ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $50 par value; 50,000 shares authorized and outstanding, liquidation
       preference of $2,500                                                                        2,500          2,500
   Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or
       outstanding                                                                                  --             --
   Common stock:
       Class A $.01 par value; 60,000,000 shares authorized; 20,728,382 and 20,859,846
         shares issued at November 30, 2003 and 2004, respectively                                   207            209

       Class B $.01 par value; convertible 10,000,000 shares authorized; 2,260,954 shares
         issued and outstanding                                                                       22             22
   Paid-in capital                                                                               252,104        253,959
   Retained earnings                                                                              80,635        157,835
   Accumulated other comprehensive loss                                                           (1,229)        (1,841)
   Treasury stock, at cost, 1,072,737 and 1,070,957 shares of Class A common stock at
       November 30, 2003 and 2004, respectively                                                   (8,511)        (8,497)
                                                                                               ---------      ---------

Total stockholders' equity                                                                       325,728        404,187
                                                                                               ---------      ---------
Total liabilities and stockholders' equity                                                     $ 583,360      $ 543,338
                                                                                               =========      =========



See accompanying notes to consolidated financial statements.

                                              AUDIOVOX CORPORATION AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                          Years Ended November 30, 2002, 2003 and 2004
                                         (In thousands, except share and per share data)

                                                                                   2002              2003              2004
                                                                               ------------      ------------      ------------
Net sales                                                                      $    372,724      $    517,692      $    567,077
Cost of sales                                                                       312,416           431,463           476,986
                                                                               ------------      ------------      ------------
Gross profit                                                                         60,308            86,229            90,091
                                                                               ------------      ------------      ------------

Operating expenses:
   Selling                                                                           18,361            25,555            32,106
   General and administrative                                                        34,550            44,133            55,389
   Warehousing and technical support                                                  1,281             2,956             4,721
                                                                               ------------      ------------      ------------
       Total operating expenses                                                      54,192            72,644            92,216
                                                                               ------------      ------------      ------------
Operating income (loss)                                                               6,116            13,585            (2,125)
                                                                               ------------      ------------      ------------

Other income (expense):
   Interest and bank charges                                                           (317)           (2,850)           (3,833)
   Equity in income of equity investees                                               1,820             3,274             4,234
   Other, net                                                                        (4,165)              610             2,859
                                                                               ------------      ------------      ------------
       Total other income (expense), net                                             (2,662)            1,034             3,260
                                                                               ------------      ------------      ------------

Income from continuing operations before income taxes                                 3,454            14,619             1,135
Income taxes                                                                          2,872             7,303               478
Minority interest income (expense)                                                      314               676              (648)
                                                                               ------------      ------------      ------------
Net income from continuing operations                                                   896             7,992                 9

Net income (loss) from discontinued operations, net of tax (including gain
   of $67,000 on sale of Cellular business in fiscal 2004)                          (15,176)            3,247            77,191
                                                                               ------------      ------------      ------------
Net income (loss) before cumulative effect of a change in accounting for
   negative goodwill                                                                (14,280)           11,239            77,200
Cumulative effect of a change in accounting for negative goodwill                       240              --                --
                                                                               ------------      ------------      ------------
Net income (loss)                                                              $    (14,040)     $     11,239      $     77,200
                                                                               ============      ============      ============

Income (loss) per common share (basic):
   From continuing operations                                                  $       0.04      $       0.36      $       --
   From discontinued operations                                                       (0.69)             0.15              3.52
                                                                               ------------      ------------      ------------
   Before cumulative effect of a change in accounting for negative
       goodwill                                                                       (0.65)             0.51              3.52
   Cumulative effect of a change in accounting for negative goodwill                   0.01              --                --
                                                                               ------------      ------------      ------------
Net income (loss) per common share (basic)                                     $      (0.64)     $       0.51      $       3.52
                                                                               ============      ============      ============

Income (loss) per common share (diluted):
   From continuing operations                                                  $       0.04      $       0.36      $       --
   From discontinued operations                                                       (0.69)             0.15              3.45
                                                                               ------------      ------------      ------------
   Before cumulative effect of a change in accounting for negative
       goodwill                                                                       (0.65)             0.51              3.45
   Cumulative effect of a change in accounting for negative goodwill                   0.01              --                --
                                                                               ------------      ------------      ------------
Net income (loss) per common share (diluted)                                   $      (0.64)     $       0.51      $       3.45
                                                                               ============      ============      ============

Weighted average number of common shares outstanding (basic)                     21,850,035        21,854,610        21,955,292
                                                                               ============      ============      ============
Weighted average number of common shares outstanding (diluted)                   21,892,651        22,054,320        22,373,134
                                                                               ============      ============      ============

See accompanying notes to consolidated financial statements.

                                                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                               Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                                                Years Ended November 30, 2002, 2003 and 2004
                                                      (In thousands, except share data)
                                                                                                  Accum-
                                                                                                  ulated
                                                                Class A                           other
                                                                  and                             compre-                  Total
                                                                Class B                           hensive                  stock-
                                                   Preferred    common    Paid-in     Retained     income     Treasury    holders'
                                                     stock       stock    capital     earnings     (loss)       stock      equity
                                                   ---------   --------- ---------   ----------  ----------  ----------  ----------
Balances at November 30, 2001                      $   2,500   $     229 $ 250,785   $  83,436   $  (6,344)  $  (7,386)  $ 323,220

Comprehensive loss:
   Net loss                                             --          --        --       (14,040)       --          --       (14,040)
   Other comprehensive income, net of tax:
     Foreign currency translation adjustment            --          --        --          --           904        --           904
     Unrealized gain on marketable securities,
       net of tax effect of $260                        --          --        --          --           422        --           422
                                                                                                                         ----------
     Other comprehensive income                         --          --        --          --          --          --         1,326
                                                                                                                         ----------
Comprehensive loss                                      --          --        --          --          --          --       (12,714)
Exercise of stock options into 16,336 shares
  of common stock                                       --          --         132        --          --          --           132
Repurchase of 163,200 shares of common stock            --          --        --          --          --        (1,125)     (1,125)
                                                   ---------   --------- ---------   ----------  ----------  ----------  ----------
Balances at November 30, 2002                          2,500         229   250,917      69,396      (5,018)     (8,511)    309,513

Comprehensive income:
   Net income                                           --          --        --        11,239        --          --        11,239
   Other comprehensive income, net of tax:
     Foreign currency translation adjustment            --          --        --          --         2,055        --         2,055
     Unrealized gain on marketable securities,
       net of tax effect of $1,063                      --          --        --          --         1,734        --         1,734
                                                                                                                         ----------
     Other comprehensive income                         --          --        --          --          --          --         3,789
                                                                                                                         ----------
Comprehensive income                                    --          --        --          --          --          --        15,028
Exercise of stock options into 96,200 shares of
  common stock                                          --          --         674        --          --          --           674
Tax benefit of stock options exercised                  --          --         216        --          --          --           216
Issuance of stock warrants                              --          --         297        --          --          --           297
                                                   ---------   --------- ---------   ----------  ----------  ----------  ----------
Balances at November 30, 2003                          2,500         229   252,104      80,635      (1,229)     (8,511)    325,728

Comprehensive income:
   Net income                                           --          --        --        77,200        --          --        77,200
   Other comprehensive loss, net of tax:
     Foreign currency translation adjustment,
       net of reclassification adjustment
        (see disclosure below)                          --          --        --          --         1,319        --         1,319
     Unrealized loss on marketable securities,
       net of tax effect of $1,184                      --          --        --          --        (1,931)       --        (1,931)
                                                                                                                         ----------
     Other comprehensive loss                           --          --        --          --          --          --          (612)
                                                                                                                         ----------
Comprehensive income                                    --          --        --          --          --          --        76,588
Exercise of stock options into 131,464 shares of
  common stock                                          --             2     1,522        --          --          --         1,524
Tax benefit of stock options exercised                  --          --         227        --          --          --           227
Extension and re-measurement of stock options           --          --          98        --          --          --            98
Issuance of 1,780 shares of treasury stock              --          --           8        --          --            14          22
                                                   ---------   --------- ---------   ----------  ----------  ----------  ----------
Balances at November 30, 2004                      $   2,500   $     231 $ 253,959   $ 157,835   $  (1,841)  $  (8,497)  $ 404,187
                                                   =========   ========= =========   ==========  ==========  ==========  ==========

Disclosure of reclassification amount:
   Unrealized foreign currency translation gain                                                  $   2,233
   Less:  reclassification adjustments for gain
     included in net income                                                                           (914)
                                                                                                 ----------
Net unrealized foreign currency translation gain                                                 $   1,319
                                                                                                 ==========

See accompanying notes to consolidated financial statements.

                                         AUDIOVOX CORPORATION AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows
                                     Years Ended November 30, 2002, 2003 and 2004
                                                    (In thousands)


                                                                                       2002            2003             2004
                                                                                   -----------      -----------      -----------

Cash flows from operating activities:
    Net income (loss)                                                              $   (14,040)     $    11,239      $    77,200
    Net (income) loss from discontinued operations                                      15,176           (3,247)         (77,191)
    Cumulative effect of a change in accounting for negative
       goodwill                                                                           (240)            --              --
                                                                                   -----------      -----------      -----------
    Net income (loss) from continuing operations                                           896            7,992                9

    Adjustments to reconcile net income to net cash provided by (used in)
       continuing operating activities:
       Depreciation and amortization                                                     3,666            3,525            2,723
       Provision for bad debt expense                                                    1,402              577              141
       Equity in income of equity investees                                             (1,820)          (3,274)          (4,234)
       Other-than-temporary decline in market value of investment
         security                                                                        1,158               21             --
       Minority interest                                                                  (314)            (676)             648
       Deferred income tax expense (benefit), net                                       (2,725)          (1,859)           1,669
       Loss (gain) on disposal of property, plant and equipment, net                       (69)             255             --
       Tax benefit on stock options exercised                                             --                216              227
       Non-cash stock compensation                                                        --                685              371

    Changes in operating assets and liabilities, net of assets and liabilities acquired:
       Accounts receivable                                                              (8,045)         (48,147)          23,236
       Inventory                                                                       (53,612)         (23,269)          11,823
       Receivables from vendors                                                            466           (3,859)          (2,565)
       Prepaid expenses and other                                                       (8,068)          (1,517)           4,878
       Investment securities-trading                                                      (125)          (1,312)             393
       Accounts payable, accrued expenses and other current
         liabilities and accrued sales incentives                                       19,348           28,431          (12,392)
       Income taxes payable                                                                400            6,672           29,676
       Change in assets and liabilities of discontinued operations                      70,512           64,338           30,103
                                                                                   -----------      -----------      -----------
         Net cash provided by operating activities                                      23,070           28,799           86,706
                                                                                   -----------      -----------      -----------

 Cash flows from investing activities:
    Purchases of property, plant and equipment                                          (2,159)          (5,257)          (4,782)
    Proceeds from sale of property, plant and equipment                                  7,250              265              212
    Proceeds from distribution from an equity investee                                     947            1,316            4,131
    Net proceeds from issuance (repurchase) of subsidiary shares                        22,158             --             (6,893)
    Proceeds from sale of assets to equity investee                                       --              3,600             --
    Net proceeds from sale of Cellular business                                           --               --            127,317
    Purchase of short-term investments                                                    --               --           (124,237)
    (Purchase) proceeds of acquired business, net of acquired cash                      (7,106)         (40,046)             513
                                                                                   -----------      -----------      -----------
         Net cash provided by (used in) investing activities                            21,090          (40,122)          (3,739)
                                                                                   -----------      -----------      -----------

 Cash flows from financing activities:
    Borrowings from bank obligations                                                   403,043          277,983        1,229,068
    Repayments on bank obligations                                                    (454,300)        (278,544)      (1,261,865)
    Proceeds of convertible subordinated debentures                                      8,107             --               --
    Principal payments on capital lease obligation                                         (55)             (61)             (65)
    Proceeds from exercise of stock options and warrants                                   132              674            1,524
    Repurchase of Class A common stock                                                  (1,125)            --               --



                                                 Audiovox Corporation
                                   Consolidated Statements of Cash Flows (continued)
                                     Years Ended November 30, 2002, 2003 and 2004
                                                    (In thousands)
                                                                                       2002            2003             2004
                                                                                   -----------      -----------      -----------

    Proceeds from issuance of long-term debt                                              --             12,913             --
    Principal payments on debt                                                            --               --            (12,951)
    Payment of guarantee                                                                  --               --               (291)
                                                                                   -----------      -----------      -----------
         Net cash provided by (used in) financing activities                           (44,198)          12,965          (44,580)
                                                                                   -----------      -----------      -----------

 Effect of exchange rate changes on cash                                                  (229)             302              320
                                                                                   -----------      -----------      -----------

 Net increase (decrease) in cash and cash equivalents                                     (267)           1,944           38,707

 Cash and cash equivalents at beginning of period                                        3,025            2,758            4,702
                                                                                   -----------      -----------      -----------
 Cash and cash equivalents at end of period                                        $     2,758      $     4,702      $    43,409
                                                                                   ===========      ===========      ===========






























See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Description of Business and Accounting Principles

          Audiovox Corporation and its subsidiaries (the Company) design and market a diverse line of electronic products throughout the world. The Company completed the divestiture of the Cellular Group on November 1, 2004 (see Note 2 of Notes to Consolidated Financial Statements). As such, the Company operates in the Electronics market and has one reportable segment ("Electronics") which is broken down into two product categories: Mobile Electronics and Consumer Electronics.

          The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

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

          Equity investments in which we exercised significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investees at the end of the year. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

     (c)  Use of Estimates

          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Such estimates include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, accrued sales incentives, warranty reserves and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

     (d)  Cash and Cash Equivalents

          Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased. Cash equivalents amounted to $0 and $25,364 at November 30, 2003 and 2004, respectively. Cash amounts held in foreign bank accounts amounted to $2,560 at November 30, 2004.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     (e)  Investment Securities

          The Company classifies its investment securities in one of two categories: trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All other securities not included in trading are classified as available-for-sale.

          Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized when earned.

          Short-term investments consist of tax-exempt auction rate notes which are available for sale one year or less when purchased. The Company's overall goal for short-term investments is to invest primarily in low risk, fixed income securities with the intention of maintaining principal while generating a moderate return. In accordance with the Company's investment policy, all short-term investments are invested in "investment grade" rated securities and all investments have an Aaa or better rating at November 30, 2004. There were no unrealized gains or losses on short-term investments at November 30, 2004.

          As of November 30, 2003 and 2004, the Company's long-term investment securities consist of $4,232 and $1,117, respectively, of available-for-sale investment securities, which relates to 306,000 shares of CellStar Common Stock and trading securities of $5,280 and $4,871, respectively, which consist of mutual funds that are held in connection with the deferred compensation plan. During fiscal 2002, 2003 and 2004, the net unrealized holding (loss)/gain on trading securities that has been included in earnings is $(558), $656 and $409, respectively.

          The cost, gross unrealized gains and losses and aggregate fair value of the available-for-sale investment securities as of November 30, 2003 and 2004 were as follows:

                                                      2003
                             -----------------------------------------------------------
                                             Gross         Other-than-
                                           Unrealized       Temporary       Aggregate
                                            Holding         Impairment        Fair
                               Cost        Gain (Loss)       Charge           Value
                              -------      -----------     -----------      ---------

 CellStar Common Stock        $ 2,401        $ 1,831            --           $ 4,232
 Shintom Common  Stock             21           --           $   (21)           --
                              -------        -------         -------         -------
                              $ 2,422        $ 1,831         $   (21)        $ 4,232
                              =======        =======         =======         =======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


                                                     2004
                            -----------------------------------------------------------
                                             Gross         Other-than-
                                           Unrealized       Temporary       Aggregate
                                            Holding         Impairment        Fair
                               Cost        Gain (Loss)       Charge           Value
                              -------      -----------     -----------      ---------
 Short-term investments        $124,237           --           --           $124,237
                               ========        =======      =======         ========
 CellStar Common Stock         $  2,401        $(1,284)        --           $  1,117
                               ========        =======      =======         ========


          Related deferred tax assets/(liabilities) of $(696) and $488 were recorded at November 30, 2003 and 2004, respectively, as a reduction to the unrealized holding gain (loss) included in accumulated other comprehensive income (loss).

          A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. During fiscal 2002 and 2003, the Company recorded a $1,158 and $21, respectively, other-than-temporary impairment of its Shintom common stock due to a decline in the value of Shintom stock. The Company considers numerous factors, on a case by case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than- temporary. Such factors include, but are not limited to,
          (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near- term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.

     (f)  Revenue Recognition

          The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of product from the Company's customers. The Company does accept returns of products, if properly requested, authorized, and approved by the Company. The Company records an estimate of returns of products to be returned by its customers. Management continuously monitors and tracks such product returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. The Company's selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     (g)  Sales Incentives

          The Company  offers sales  incentives  to its customers in the form of
          (1) co-operative advertising allowances; (2) market development funds;
          (3) volume incentive rebates and (4) other trade allowances. The Company accounts for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (EITF 01-9). The terms of sales incentives are offered from time to time and vary by customer. Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable owed to the Company by the customer or by the customer requesting a check from the Company. The Company is unable to demonstrate that an identifiable benefit of the sales incentives has been received, as such, all costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs offered by the Company and the related accounting policies:

          Co-operative advertising allowances are offered to customers as reimbursement towards their costs for print or media advertising in which our product is featured on its own or in conjunction with other companies' products (e.g., a weekly advertising circular by a mass merchant). The amount offered is either a fixed amount or is based upon a fixed percentage of the Company's sales revenue or fixed amount per unit sold to the customer during a specified time period.

          Market development funds are offered to customers in connection with new product launches or entering into new markets. Those new markets can be either new geographic areas or new customers. The amount offered for new product launches is based upon a fixed amount, fixed percentage of the Company's sales revenue to the customer or a fixed amount per unit sold to the customer during a specified time period. The Company accrues the cost of co-operative advertising allowances and market development funds at the later of when the customer purchases our products or when the sales incentive is offered to the customer.

          Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of the Company's sales revenue to the customer or a fixed amount per unit sold to the customer. Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. The Company makes an estimate of the ultimate amount of the rebate their customers will earn based upon past history with the customer and other facts and circumstances. The Company has the ability to estimate these volume incentive rebates, as there does not exist a relatively long period of time for a particular rebate to be claimed. The Company has historical experience with these sales incentive programs and a large volume of relatively homogenous transactions. Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


          Other trade allowances are additional sales incentives that the Company provides to customers subsequent to the related revenue being recognized. In accordance with EITF 01- 9, the Company records the provision for these additional sales incentives at the later of when the sales incentive is offered or when the related revenue is recognized. Such additional sales incentives are based upon a fixed percentage of the selling price to the customer, a fixed amount per unit, or a lump-sum amount.

          The accrual for sales incentives at November 30, 2003 and 2004 was $14,605 and $7,584, respectively. The Company's sales incentive liability may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for these arrangements. Therefore, although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers of offered and accepted sales incentives, could have significant impact on the Company's liability for sales incentives and the Company's reported operating results.

          For the fiscal years ended November 30, 2002, 2003 and 2004, reversals of previously established sales incentive liabilities amounted to $1,500, $1,803 and $3,889, respectively. These reversals include unearned sales incentives and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not purchase the required minimum quantities of product during the specified time. Unearned sales incentives for fiscal years ended November 30, 2002, 2003 and 2004 amounted to $784, $917 and $2,187, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for fiscal years ended November 30, 2002, 2003 and 2004 amounted to $716, $886 and $1,702, respectively.

          The Company reverses earned but unclaimed sales incentives based upon the expiration of the claim period of each program. If no claim period is specified for the program, a claim period of 12 months is utilized. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. The majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


          A summary of the activity with respect to sales incentives is provided below:

                                                           November 30,
                                           ---------------------------------------------
                                             2002            2003              2004
                                           --------         --------         --------
 Opening balance                           $  3,265         $  4,626         $ 14,605
 Accruals**                                   7,665           19,994           17,012
 Payments                                    (4,804)          (8,212)         (20,144)
 Reversals for unearned incentives             (784)            (917)          (2,187)
 Reversals for unclaimed incentives            (716)            (886)          (1,702)
                                           --------         --------         --------
 Ending balance                            $  4,626         $ 14,605         $  7,584
                                           ========         ========         ========

          The  majority  of  the  reversals  of  previously   established  sales
          incentive liabilities pertain to sales recorded in prior periods.

          ** Included in accruals for fiscal 2003 is $4,111 of accrued sales incentives acquired from the acquisition of Recoton (Note 5 of Notes to Consolidated Financial Statements).

     (h)  Accounts Receivable

          The majority of the Company's accounts receivable are due from companies in the retail, mass merchant and OEM industries. Credit is extended based on an evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contracted payment terms are considered past due.

          Accounts receivable is comprised of the following:

                                                      November 30,
                                           ------------------------------
                                              2003           2004
                                            --------        --------
 Trade accounts receivable and other        $148,096        $126,738
 Less:
    Allowance for doubtful accounts            5,558           6,271
    Allowance for cash discounts                 677             503
                                            --------        --------
                                            $141,861        $119,964
                                            ========        ========

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


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

          The following is a rollforward of the allowance for doubtful accounts:

                                         November 30,
                                 ------------------------
                                    2003          2004
                                   ------        ------

          Beginning balance        $3,193        $5,558
          Expense                     577           141
          Deductions                1,788           572
                                   ------        ------
          Ending balance           $5,558        $6,271
                                   ======        ======

     (i)  Inventory

          The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily from selling prices subsequent to the balance sheet date, indications from customers based upon current negotiations and purchase orders. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, the Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. The Company recorded inventory write-downs on inventory of $2,722, $4,397 and $5,506 for the years ended November 30, 2002, 2003 and 2004, respectively.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     (j)  Debt Issuance Costs

          Costs incurred in connection with the restructuring of bank obligations were capitalized. These charges were amortized over the lives of the respective agreements resulting in amortization expense of $379, $528 and $1,024 for the years ended November 30, 2002, 2003 and 2004, respectively. There are no such capitalized costs at November 30, 2004 as the Company's domestic bank obligations expired on November 1, 2004 (see Note 9 of Notes to Consolidated Financial Statements).

     (k)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost less accumulated depreciation. Property under a capital lease is stated at the present value of minimum lease payments. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets.

          A summary of property, plant and equipment, net, is as follows:

                                                                       November 30,
                                                                --------------------------
                                                                  2003             2004
                                                                --------         --------
          Land                                                  $    648         $    648
          Buildings                                                4,244            6,384
          Property under capital lease                             7,142            7,142
          Furniture, fixtures and displays                         1,682            2,203
          Machinery and equipment                                  4,360            4,592
          Construction in progress                                   195              185
          Computer hardware and software                          10,747           12,220
          Automobiles                                                848              976
          Leasehold improvements                                   4,167            4,402
                                                                --------         --------
                                                                  34,033           38,752
          Less accumulated depreciation and amortization         (15,435)         (18,334)
                                                                --------         --------
                                                                $ 18,598         $ 20,418
                                                                ========         ========

          Accumulated depreciation and amortization includes $1,358 and $1,598 related to property under capital lease at November 30, 2003 and 2004, respectively. Computer software includes approximately $794 and $573 of unamortized costs as of November 30, 2003 and 2004, respectively, related to the acquisition and installation of management information systems for internal use.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


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

               Depreciation and amortization of property, plant and equipment amounted to $3,666, $3,525 and $2,723 for the years ended
               November 30, 2002, 2003 and 2004, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $850, $500 and $149 for the years ended
               November 30, 2002, 2003 and 2004, respectively. Included in depreciation expense is $240 of depreciation related to property under capital lease for each of the three years in the period ended November 30, 2004.

     (l)  Goodwill and Other Intangible Assets

               Goodwill and other intangible assets consists of the excess over the fair value of assets acquired (goodwill) and other intangible assets (patents and trademarks).

               In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141) and SFAS No.142. The Company early adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. As a result of adopting the provisions of SFAS No. 141 the Company accounted for the acquisitions of Code-Alarm and Recoton under the purchase method of accounting in accordance with SFAS No. 141 (see Note 5 of Notes to Consolidated Financial Statements).

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)

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

               Goodwill

               The change in carrying amount of goodwill is as follows:

                                                                                     November 30,
                                                                                 ------------------------
                                                                                    2003           2004
                                                                                  -------        -------
               Net beginning balance                                              $ 6,826        $ 7,532
               Escrow monies collected in connection with Code-Alarm
                    (See Note 5 of Notes to Consolidated Financial
                    Statements)                                                      --             (513)
               Adjustments of certain acquired assets of Code-Alarm
                    (Note 5 of Notes to Consolidated Financial Statements)            706           --
                                                                                  -------        -------
               Net ending balance                                                 $ 7,532        $ 7,019
                                                                                  =======        =======

               Other Intangible Assets

                                                              November 30, 2003 and 2004
                                                       ---------------------------------------
                                                         Gross                       Total Net
                                                        Carrying       Accumulated     Book
                                                         Value        Amortization    Value
                                                        --------      ------------   --------
               Patents subject to amortization           $  677        $  677          --
               Trademarks subject to amortization            34            34          --
               Trademarks not subject to
                    amortization (Note 5 of Notes
                    to Consolidated Financial
                    Statements)                           8,043          --          $8,043
                                                         ------        ------        ------
               Total                                     $8,754        $  711        $8,043
                                                         ======        ======        ======

               At  November  30,  2004,   all   intangible   assets  subject  to
               amortization have been fully amortized.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)

     (m)  Advertising

          Excluding co-operative advertising, the Company expenses the cost of advertising, as incurred, of $3,618, $6,371 and $8,821 for the years ended November 30, 2002, 2003 and 2004, respectively. During the years ended November 30, 2002, 2003 and 2004, the Company had no direct response advertising.

     (n)  Product Warranties and Product Repair Costs

          The Company generally warrants its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime, if applicable, of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns of products for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $8,408 and $7,947 is recorded in accrued expenses in the accompanying consolidated balance sheets as of November 30, 2003 and 2004, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $6,287 and $3,847 is recorded as a reduction to inventory in the accompanying consolidated balance sheets as of November 30, 2003 and 2004, respectively. Warranty claims and product repair costs expense for each of the fiscal years ended November 30, 2002, 2003 and 2004 were $5,500, $9,691 and $3,257, respectively.

          The following table provides the changes in the Company's product warranties and product repair costs for November 30, 2002, 2003 and 2004:

                                                             2002             2003             2004
                                                           --------         --------         --------
          Beginning balance                                $  7,149         $ 11,309         $ 14,695
          Liabilities accrued for warranties issued
               during the period                              5,500            9,691            3,257
          Warranty claims paid during the period             (1,340)          (6,305)          (6,158)
                                                           --------         --------         --------
          Ending balance                                   $ 11,309         $ 14,695         $ 11,794
                                                           ========         ========         ========

          During the year ended November 30, 2004, the Company received a credit of $1,517 from a vendor as a result of re-negotiating charges for the repair of defective inventory. This credit has been included as a reduction to the liabilities accrued for warranties issued during the year ended November 30, 2004.

     (o)  Foreign Currency

          Assets and liabilities of those subsidiaries and equity investees located outside the United States whose cash flows are primarily in

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


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

          Exchange gains and losses on intercompany balances of a long-term nature are also recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss). Foreign currency transaction gains (losses) of $418, $(232) and $132 for the years ended November 30, 2002, 2003 and 2004, respectively, were included in other income (expense).

     (p)  Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (Note 10 of Notes to Consolidated Financial Statements). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (q)  Net Income (Loss) Per Common Share

          Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

          A reconciliation between the denominators of the basic and diluted income (loss) per common share is as follows:

                                                                     Years Ended November 30,
                                                            -------------------------------------------------
                                                                2002              2003             2004
                                                             ----------        ----------        ----------
          Weighted average number of common shares
             outstanding (denominator for net income
              (loss) per common share, basic)                21,850,035        21,854,610        21,955,292
          Effect of dilutive securities:
              Stock options and stock warrants                   42,616           199,710           417,842
                                                             ----------        ----------        ----------
          Weighted average number of common and
              potential common shares outstanding
              (denominator for net income (loss)  per
              common share, diluted)                         21,892,651        22,054,320        22,373,134
                                                             ==========        ==========        ==========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)

          Stock options and stock warrants totaling 2,234,756, 1,540,000 and 366,250 for the years ended November 30, 2002, 2003 and 2004, respectively, were not included in the net income (loss) per common share calculation because the exercise price of these options and warrants were greater than the average market price of common stock during the period or these options and warrants were anti-dilutive.

     (r)  Supplementary Financial Statement Information

          Interest income of $509, $516 and $823 for the years ended November 30, 2002, 2003 and 2004, respectively, is included in other, net, in the accompanying consolidated statements of operations.

     (s) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

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

     (t)  Accounting for Stock-Based Compensation

          The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation",

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


          requires that the Company provide pro-forma information regarding net income (loss) and net income (loss) per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" requiring more prominent pro-forma disclosures as described in SFAS No. 123. The following table illustrates the effect on net income
          (loss) and net income (loss) per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:

                                                           Years Ended November 30,
                                                  -----------------------------------------
                                                    2002             2003             2004
                                                  --------         --------        --------
Net income (loss):
          As reported                             $(14,040)        $ 11,239        $ 77,200
          Stock based compensation expense             864             --              --
                                                  --------         --------        --------
          Pro-forma                               $(14,904)        $ 11,239        $ 77,200
                                                  ========         ========        ========

Net income (loss) per common share (basic):
   As reported                                    $  (0.64)      $     0.51       $    3.52
   Pro-forma                                      $  (0.68)      $     0.51       $    3.52


Net income (loss) per common share (diluted):
   As reported                                    $  (0.64)      $     0.51       $    3.45
   Pro-forma                                      $  (0.68)      $     0.51       $    3.45

          Pro-forma  net  income  (loss)  reflect  only  options  granted  after
          November  30,  1995.   Therefore,   the  full  impact  of  calculating
          compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to December 1, 1995 was not considered. Therefore, the pro- forma net income (loss) may not be representative of the effects on reported net income (loss) for future years.

     (u)  Accumulated Other Comprehensive Income (Loss)

          Other   comprehensive   income  (loss)   includes   foreign   currency
          translation adjustments and unrealized gains and losses on investment securities classified as available-for-sale.

          The change in net unrealized gain (loss) on marketable securities of $422, $1,734 and $(1,931) for the years ended November 30, 2002, 2003 and 2004 is net of tax of $260, $1,063 and $(1,184) , respectively. During the year ended November 30, 2004, $914 of translation gains were transferred from the cumulative foreign currency translation account

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


          and  included in the gain on the sale of the  Cellular  business  (See
          Note 2 of Notes to Consolidated Financial Statements). The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

     (v)  New Accounting Pronouncements

          In November 2004, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 151 ("Statement 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarified that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 or the Company's fiscal year ended November 30, 2006. The Company does not expect the adoption of Statement 151 to have a material impact on the Company's consolidated financial statements.

          In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R ("Statement 123R"), "Share Based Payment". Statement 123R is a revision of FAS Statement 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock issued to Employees" (APB No.25). Statement 123R requires a public entity to measure the cost of employee services recognized in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Statement 123R is effective the first interim or annual period that begins after June 15, 2005 or the Company's fourth quarter and fiscal year ended November 30, 2005. The adoption of Statement 123R will rescind the Company's current accounting for stock based compensation under the intrinsic method as outlined in APB No.
          25. Under APB No. 25, the issuance of stock options to employees generally resulted in no compensation expense to the Company. The adoption of Statement 123R would have no impact to the Compay if adopted at November 30, 2004, but will require the Company to measure the cost of stock options based on the grant-date fair value of the award.

          In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153, ("Statement 153"), "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29". Statement 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of Statement 153 to have a material impact on the Company's consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     (w)  Issuances of Subsidiary Stock

          The Company's accounting policy on the issuances of subsidiary stock is to recognize through earnings the gain on the sale of the shares as long as the sale of the shares is not part of a broader corporate reorganization planned or contemplated by the Company and realization of the gain is assured.

     (x)  Reclassifications

          Certain reclassifications have been made to the 2002 and 2003 consolidated financial statements in order to conform to the 2004 presentation.

     (y)  Allocating Interest Expense to Discontinued Operations

          Interest expense of $3,554, $1,166 and $3,148 was allocated to discontinued operations for the years ended November 30, 2002, 2003 and 2004, respectively. These allocations represent consolidated interest that cannot be attributed to other operations of the Company and such allocations were based on the required working capital needs of the Cellular business (See Note 2 of Notes to Consolidated Financial Statements).

(2)  Discontinued Operations and Sale of Cellular Business

     (a)  Background and Proceeds

          On November 1, 2004, the Company completed its sale (the "Sale") of the Cellular Business ("ACC" or "Cellular ") to UTStarcom, Inc. ("UTSI") in connection with a definitive asset purchase agreement ("the agreement"),which was signed on June 11, 2004. In accordance with the agreement, the Company's majority owned subsidiary, ACC, sold selected assets and certain liabilities (excluding certain receivables, inter-company accounts payable, income taxes payable, subordinated debt and certain accrued expenses and other current liabilities), to UTSI. The following summarizes the assets and liabilities which were sold to UTSI:

          Accounts receivable, net                      $  1,628
          Inventory                                      116,341
          Prepaid expenses and other assets                  985
          Receivables from vendors                         3,101
          Property, plant and  equipment, net              1,759
                                                        --------
                   Total assets sold                     123,814

          Accounts payable                                56,750
          Accrued expenses and other liabilities          12,827
          Accrued sales incentives                         4,639
                                                        --------
                   Total liabilities sold                 74,216
                                                        --------
          Net assets sold                               $ 49,598
                                                        ========

          As consideration for the sale, Audiovox received $165,170 ("Purchase Price") and an additional $8,472 pursuant to a net working capital adjustment ("the adjustment") based on the working capital of ACC at the time of closing. In connection with the agreement, UTSI had within 30 business days of the Company's delivery of a final Closing Statement of Net Assets to dispute the adjustment, which is included in other current assets on the accompanying consolidated balance sheet at November 30, 2004. The Company delivered the final Closing Statement of Net Assets on February 2, 2005.

          A portion of the Purchase Price proceeds were or will be utilized for the following payments:

          o ACC repaid Toshiba Corporation ("Toshiba"), a former minority interest shareholder of ACC, $8,162 as payment in full of the outstanding principal and interest of a subordinated note. In addition, Audiovox repurchased from Toshiba, its remaining minority interest in ACC for $5,483. As a result of this purchase ACC released Toshiba from its obligation to continue to supply wireless handsets to ACC and released Toshiba from all claims that ACC or Audiovox have or may have against Toshiba (see Note 3 of Notes to Consolidated Financial Statements).

          o Upon the closing, ACC's Chief Executive Officer's employment agreement with ACC was terminated and pursuant to his employment agreement and his long-term incentive compensation award he received $4,000. ACC also purchased certain of his personally held intangibles for $16,000 in order for ACC to have the ability to convey all of the assets used in connection with the conduct of the Cellular business to UTSI.

          o Upon the closing, ACC paid $5,019 to certain employees of ACC and its subsidiaries as a severance payment and in exchange for which Audiovox received a release from such employees.

          o Pursuant to the terms of the Agreement, 5% (or $8,255) of the Purchase Price was placed in escrow by UTSI for 120 days after Closing. The Company anticipates to collect these amounts in full and such amount has been included in restricted cash on the accompanying consolidated balance sheets.

          o The Company's Chairman and Chief Executive Officer received $1,916 upon the closing of the asset sale pursuant to an amendment to a long-term incentive compensation award which clarified that such payment would be paid pursuant to a sale of the Cellular business pursuant to an asset sale. This payment has been recorded in general and administrative expenses on the accompanying consolidated statement of operations for the year ended November 30, 2004.

          o    Estimated  taxes  of  approximately   $36,311  will  be  paid  in
               connection with the asset sale and such liability has been recorded in income taxes payable on the accompanying consolidated balance sheet.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


          o Acquisition costs for legal, accounting and other of $4,603 were incurred to effectuate the sale.

          The Company also retained certain accounts receivable related to the Cellular business which approximated $148,494 as of November 1, 2004. After collections subsequent to the closing, Cellular receivables of $16,958 remain at November 30, 2004 and such assets have been classified as current assets of discontinued operations on the accompanying consolidated balance sheet.

          The Company agreed to indemnify UTSI for any breach or violation of ACC's and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition. The Company is not aware of any such claim(s) for indemnification.

          After the closing on November 1, 2004, the following additional agreements became effective:

          o For a period of five-years after November 1, 2004, the Company entered into a royalty free licensing agreement permitting UTSI to use the Audiovox brand name on certain products. During such period, the Company will not conduct, directly or indirectly, in the Cellular business without the prior written consent of UTSI. The Company has no separate accounting treatment for the royalty-free license agreement with UTSI as this agreement cannot be separated from the sale of net assets to UTSI.

          o Certain ACC employee stock options under the 1997 Stock Option Plan and 1999 Stock Compensation Plan were extended for one year from the closing. This extension resulted in a non-cash compensation charge of $98 due to the re-measurement of stock options in accordance with FIN 44" Accounting for Certain Transactions involving Stock Compensation".

          o The Company will provide certain Information Technology services, for at least six months after the closing as set forth in a Transition Services Agreement with UTSI. As consideration for the performance of these services, UTSI will pay the Company based on the usage of these services as set forth in the Transition Services Agreement. Such usage services have been included in other income in the accompanying statements of operations and amounted to $79 for the year ended November 30, 2004.

          o The Company's credit agreement for domestic bank obligations expired and became due upon the consummation of the sale of ACC's assets to UTSI. As such, the Company utilized proceeds from the sale to repay domestic bank obligations of $99,266 at November 1, 2004 (see Note 9 of Notes to Consolidated Financial Statements).

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     (b)  Gain on Sale of Cellular Business

          As a result of the sale of the Cellular business, the Company recorded a gain of $67,000 for the year ended November 30, 2004 which was calculated as follows:

          Purchase Price                                                     $165,170
          Working capital adjustment                                            8,472
             Less: payment to former Cellular employees                        25,019
             Less: professional fees incurred in conjunction with
                 divestiture                                                    4,603
             Less: net assets sold                                             49,598
             Less: non-cash charge for stock options                               98
             Non-cash cumulative translation gains                                914
             Gain on purchase of Toshiba minority interest                      8,073
             Less: estimated taxes                                             36,311
                                                                             --------
          Gain on sale of Cellular business, included in discontinued
             operations                                                      $ 67,000
                                                                             ========

     (c)  Financial Presentation of Discontinued Operations

          In accordance with SFAS No. 144, the Company has assessed the measurement date in accounting for the sale transaction on June 11, 2004 in connection with the date of board approval and signing of the Agreement. Accordingly, the Company reclassified all associated assets and liabilities as discontinued operations and recorded the results of Cellular as a discontinued operation for all periods presented. The following sets forth the carrying amounts of the major classes of assets and liabilities of ACC, which are classified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.

                                                                       November 30,
                                                              --------------------------
                                                                2003               2004
                                                               --------        --------
        Assets
          Accounts receivable, net                             $124,560        $ 16,958
          Inventory                                              66,902            --
          Receivables from vendors                                3,367            --
          Prepaid expenses and other current assets               2,727            --
                                                               --------        --------
          Current assets of discontinued operations            $197,556        $ 16,958
                                                               ========        ========

          Property, plant and equipment, net                   $  1,644            --
          Other assets                                               66            --
                                                               --------        --------
          Non-current assets of discontinued operations        $  1,710            --
                                                               ========        ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)

                                                                       November 30,
                                                              --------------------------
                                                                2003               2004
                                                               --------        --------
          Liabilities
             Accounts payable                                    $59,738        --
             Accrued expenses and other current liabilities       15,371        --
             Accrued sales incentives                              7,290        --
             Income taxes payable                                  1,850        --
                                                                 -------        -
             Current liabilities of discontinued operations      $84,249        --
                                                                 =======        =

               Long term debt                                    $ 8,150        --
               Deferred income taxes                               6,835        --
                                                                 -------        -
             Non-current liabilities of discontinued operations  $14,985        -
                                                                 =======        =

          The following is a summary of Cellular results included within discontinued operations:

                                                                                For the Years Ended November 30,
                                                                       --------------------------------------------------
                                                                           2002              2003               2004
                                                                        ----------         ----------        ----------
          Net sales from discontinued operations                        $  727,658         $  806,210        $1,159,439
          Income (loss) from operations of discontinued
             operations before income taxes                                 (5,116)             5,351            10,893
          Provision for income taxes                                        10,060              2,104               702
                                                                        ----------         ----------        ----------
                                                                           (15,176)             3,247            10,191

          Gain on sale of Cellular business, net of tax                       --                 --              67,000
                                                                        ----------         ----------        ----------
          Income (loss) from discontinued operations, net of tax        $  (15,176)        $    3,247        $   77,191
                                                                        ==========         ==========        ==========

          Included in income from discontinued operations are tax provisions of $10,060, $2,104 and $37,013 for the years ended November 30, 2002,
          2003 and 2004, respectively. During the year ended November 30, 2002, the Company established valuation allowances totaling $13,090 for state net operating loss carryforwards as well as other deferred tax assets of Cellular . The net change in the total valuation allowance for the years ended November 30, 2003 and 2004, was a decrease of $641 and $12,148, respectively. Such change positively impacted the provision for income taxes during the periods indicated.

(3)  Issuance of Subsidiary Shares and Transactions with Toshiba

     Toshiba had been a minority interest shareholder in Cellular since 1999. As previously discussed in Note 2, the Company completed its sale of Cellular to UTStarcom ("UTSI") on November 1, 2004. In connection with the sale of Cellular, the Company repurchased the minority interest in Toshiba. As such, Toshiba is no longer a minority interest shareholder in the Company's former Cellular business.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     On May 29, 2002, Toshiba Corporation (Toshiba) purchased an additional 20% of Audiovox Communications Corp. (ACC). Such purchase accounted for approximately 31 shares at approximately $774 per share, for approximately $23,900 in cash, increasing Toshiba's total ownership interest in ACC to 25%. In addition, Toshiba paid $8,107 in exchange for an $8,107 convertible subordinated note (the Note) which was paid in full during the sale of
     Cellular to UTSI (see Note 2 of Notes to Consolidated Financial Statements). The Note bore interest at a per annum rate equal to 1.75% and interest was payable annually on May 31st of each year, commencing May 31, 2003.

     As a result of the issuance of ACC's shares, the Company recognized a gain, net of expenses of $1,735, of $14,269 ($8,847 after provision for deferred taxes) during the year ended November 30, 2002. The gain represents the excess of the sale price per share over the carrying amount per share multiplied by the number of shares issued to Toshiba. The gain on the issuance of the subsidiary's shares has been recognized in the accompanying consolidated statements of operations for the year ended November 30, 2002 in accordance with the Company's policy on the recognition of such transactions, which is an allowable method under Staff Accounting Bulleting Topic 5.H.

     In connection with the issuance of ACC shares to Toshiba, the Company recorded deferred tax liabilities and valuation allowances aggregating $6,867. These deferred tax liabilities and valuation allowances were reversed and included in the gain on the sale of the Cellular business during the year ended November 30, 2004 (See Note 2). This accounting is in accordance with EITF 93-17 "Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That Is Accounted for as a Discontinued Operation" which states the tax benefit for the excess of outside tax basis over financial reporting basis should be recognized when it is apparent that the temporary difference will reverse in the foreseeable future. Based on the sale of ACC's net assets to UTSI and the fact ACC is a dormant subsidiary, the Company has no intention to sell the stock of ACC in the foreseeable future which would result in a taxable transaction.

     In connection with Toshiba's 20% purchase of ACC, the following agreements (which were terminated on November 1, 2004 as a result of the sale to the Cellular business to UTSI) were entered into:

     o Stockholders agreement - provided for the composition of the board of directors of ACC and identified certain items, other than in the ordinary course of business, that ACC cannot do without prior approval from Toshiba.
     o Distribution arrangement - whereby ACC would be Toshiba's exclusive distributor for the sale of Toshiba cellular products in the United States, Canada, Mexico and all countries in the Caribbean and Central and South America through May 29, 2007.
     o Employment agreement with the President and Chief Executive Officer (the Executive) of ACC - ACC was required to pay the Executive an annual base salary of $500 in addition to an annual bonus equal to 2% of ACC's annual earnings before income taxes. The Company, under the employment agreement, was required to establish and pay a bonus of $3,200 to key employees of ACC, including the Executive, to be allocated by the Executive. The bonus was for services previously rendered and, accordingly, the bonus has been included in discontinued operations in the accompanying statements of operations for the year ended November 30, 2002. During

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


          the year ended November 30, 2002, the Executive was paid $1,800 less an amount outstanding under a promissory note of $651.

     In May 2002, the Company granted seven stock appreciation units in ACC to its Chief Executive Officer of ACC and seven stock appreciation units in ACC to the Chief Executive Officer of the Company. Each unit had a value of approximately $774, which was based upon the then fair value per share of ACC based upon the value of shares sold to Toshiba.

     The Company was released from these agreements on November 1, 2004 as a result of the sale of the Cellular business to UTSI.

     Minority interest income (expense) relating to Toshiba's minority share ownership in ACC for the years ended November 30, 2002, 2003 and 2004 was $4,741, ($1,066) and $(2,398), respectively. Such income (expense) has been included in discontinued operations in the accompanying statements of operations for all periods presented.

(4)  Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:

                                                      Years Ended November 30,
                                            -------------------------------------------
                                               2002            2003            2004
                                             -------        ----------     --------
     Cash paid during the years for:
     Interest, excluding bank charges        $ 1,303        $ 1,857        $ 5,052
     Income taxes                            $ 2,478        $10,556        $ 7,431

     Non-cash Transactions:

     During the years ended November 30, 2003 and 2004, the Company recorded a non-cash stock compensation charge of $388 and $371, respectively, related to the rights under the call/put options previously granted to certain employees of Audiovox German Holdings GmbH ("Audiovox Germany") (see Note 5 of Notes to Consolidated Financial Statements).

     During the year ended November 30, 2003, the Company issued warrants for the purchase of 120,000 shares of common stock to non-employees and recorded a charge to operations of $297,000 (Note 12 of Notes to Consolidated Financial Statements).

     As a result of stock option exercises, the Company recorded a tax benefit of $216 and $227 during the years ended November 30, 2003 and 2004, respectively, which is included in paid-in capital in the accompanying consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


(5)  Business Acquisitions

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

     The Company accounted for the transaction in accordance with the purchase method of accounting. An adjustment to the allocation of the purchase price was made to certain acquired assets resulting in an increase to goodwill of $706 during the year ended November 30, 2003. During the year ended November 30, 2004, an adjustment to the purchase price was made due to the collection of monies held in escrow at the time of closing, resulting in a $513 decrease to goodwill. As a result of the acquisition, goodwill, as adjusted, of $2,047 was recorded.

     Simultaneous with this business acquisition, the Company entered into a purchase and supply agreement with a third party. Under the terms of this agreement, the third party will purchase or direct its suppliers to purchase certain products from the Company. In exchange for entering into this agreement, the Company issued 50 warrants in its subsidiary, Code, which vested immediately. These warrants were deemed to have minimal value based upon the then current value of Code. Furthermore, the agreement calls for the issuance of additional warrants based upon the future operating performance of Code.

     Based upon the contingent nature of the debenture and warrants, no recognition was given to the Code debenture or warrants as the related contingencies were not considered probable and such additional warrants had not vested at November 30, 2003 or 2004.

     Recoton Audio Group

     On July 8, 2003, the Company, through a newly-formed, wholly-owned subsidiary, Audiovox Germany, acquired in cash (i) certain accounts receivable, inventory and trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") or (Recoton) and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton Corporation's Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1,900. The primary reason for this transaction was to expand the product offerings of AEC and to obtain certain long-standing trademarks such as Jensen(R), Acoustic Research(R) and others. The Company also acquired an obligation with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH (see Note 9 of Notes to Consolidated Financial Statements).

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 which requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.

     The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:


       Assets acquired:
          Accounts receivable                                   $12,291
          Inventory                                              21,979
          Other current assets                                    4,014
          Property, plant and equipment                           2,201
          Trademarks                                             10,303
                                                                -------
              Total assets acquired                              50,788
                                                                -------

        Liabilities assumed:
          Accounts payable and other current liabilities          6,966
          Long-term debt                                          3,776
                                                                -------
              Total liabilities assumed                          10,742
                                                                -------
          Cash paid, net of cash acquired                       $40,046
                                                                =======

     The excess of the estimated purchase price over the fair value of assets and liabilities acquired of $10,303 was allocated to trademarks, with an indefinite useful life. The allocation of purchase price to assets and liabilities acquired was based upon an independent valuation study, and the purchase price is final.

     Subsequent to July 8, 2003, the Company sold accounts receivable, inventory and trademarks ($524, $816 and $2,260, respectively) attributable to the marine products division acquired in the Recoton acquisition based upon their estimated fair values which resulted in no gain or loss to the Company. The sale of the marine division assets was required since the Company is precluded from selling marine products as a result of its joint venture agreement with Audiovox Specialized Applications, Inc. (ASA), an equity investee of the Company.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     The following unaudited pro-forma financial information for the years ended November 30, 2002 and 2003 represents the combined results of the Company's operations and the Recoton acquisition as if the Recoton acquisition had occurred at the beginning of the year of acquisition. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

                                                            Years Ended
                                                             November 30,
                                                -----------------------------------
                                                    2002               2003
                                                 ----------        ----------
                                                        (unaudited)
                                                 ----------------------------

     Revenue                                     $ 577,554         $ 558,081
     Net loss                                      (14,985)           (3,961)
     Net loss per share-basic and diluted        $   (0.69)        $   (0.18)

     On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Germany in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets representing the incremental change of the put price over the call option price. Compensation expense for these options amounted to $388 and $371 for the years ended November 30, 2003 and 2004, respectively.

(6)  Receivables from Vendors

     The Company has recorded receivables from vendors in the amount of $4,463 and $7,028 as of November 30, 2003 and 2004, respectively. Receivables from vendors represent prepayments on product shipments and defective product reimbursements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


(7)  Equity Investments

     As of November 30, 2004, the Company maintained the following equity investments:

                                Percentage
             Investment          Ownership                     Function
--------------------------    ---------------  --------------------------------

Audiovox Specialized                 50%       Distribution of products for marine, van, Applications
                                                   RV and other specialized vehicles.

Bliss-Tel Company, Ltd.             20%        Distribution of wireless products and
                                                  accessories in Thailand.

Avx Posse (Malaysia) Sdn.           29%        Monitors car security commands through
    Bhd.  ("Posse")                               satellite based system in Malaysia

Protector                           50%        Distributor of chemical protection
                                                   treatments

     The Company has recorded the following with respect to equity investees:

                        For The Years Ended November 30,
                      ------------------------------------
                        2002         2003           2004
                      ------        ------        ------

     Net sales        $3,504        $4,277        $1,302
     Purchases         1,883         1,978           213

                               As of November 30,
                               ------------------
                                2003         2004
                                -----       -----
     Accounts receivable        $934        $105


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

                                     November 30,
                                ------------------------
                                  2003           2004
                                -------        ---------
     Current assets             $22,518        $22,008
     Non-current assets           4,803          4,425
     Current liabilities          4,640          4,710
     Members' equity             22,681         21,723

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)

                                   Years Ended November 30,
                             ------------------------------------------
                               2002           2003            2004
                             -------        -------        ----------

     Net sales               $47,308        $47,818        $56,988
     Gross profit              8,660         11,185         14,540
     Operating income          3,356          5,754          7,257
     Net income                3,486          5,895          7,304

     The Company's share of income from ASA for fiscal 2002, 2003 and 2004 was $1,743, $2,948 and $3,652, respectively. In addition, the Company received distributions from ASA totaling $947, $1,316 and $4,131 during the years ended November 30, 2002, 2003 and 2004, respectively.

     As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company sold $3,600 of marine division assets to ASA which were acquired in connection with the Recoton acquisition.

(8)  Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consists of the following:

                                                            November 30,
                                                      -------------------------
                                                       2003            2004
                                                      -------        -------
     Commissions                                      $ 1,380        $ 1,388
     Employee compensation                              5,751          6,079
     Professional fees and accrued settlements            500          4,746
     Future warranty                                    8,408          7,947
     Freight and duty                                   2,620          2,873
     Other taxes payable                                  882            587
     Royalties, advertising and other                   7,904          9,783
                                                      -------        -------
                                                      $27,445        $33,403
                                                      =======        =======

(9)  Financing Arrangements

     The Company had the following financing arrangements:

                                                 November 30,
                                          ------------------------
                                             2003           2004
                                           -------        -------
Bank Obligations
     Domestic bank obligations (a)         $31,709           --
     Malaysia bank obligations (b)           2,721        $ 2,209
     Euro factoring obligations (c)          5,510          5,485
                                           -------        -------
     Total bank obligations                $39,940        $ 7,694
                                           =======        =======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)

                                               November 30,
                                         -----------------------
                                           2003           2004
                                         -------        -------
Debt

     Euro term loan agreement (d)        $12,962        $ 9,377
     Debt to Toshiba (e)                   8,107           --
     Other (f)                               610            829
                                         -------        -------
     Total debt                          $21,679        $10,206
                                         =======        =======

     (a)  Domestic Bank Obligations

          The Company's fifth amended and restated credit agreement ("the Credit Agreement") expired on November 1, 2004 as a result of the sale of substantially all the assets of Audiovox Communications Corp. ("ACC") to UTSI and the purchase by the Company of Toshiba Corporation's interest in ACC and the repayment by ACC of the Toshiba convertible note (See Note 2 of Notes to Consolidated Financial Statements). At November 30, 2003 outstanding domestic obligations and interest rates under the Credit Agreement were as follows:

                                  Outstanding          Interest
                                    Amount               Rate
                                   ---------          ---------

     Revolving Credit Notes        $11,709                 4.75%
     Eurodollar Notes               20,000                 3.90%
                                   -------
                                   $31,709
                                   ======

          At November 30, 2004, the Company had an un-guaranteed credit line to fund the temporary short-term working capital needs of the domestic operations. This line originally expired on January 31, 2005 and was subsequently extended to May 30, 2005, and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of November 30, 2004 no amounts are outstanding under this agreement.

     (b)  Malaysia Bank Obligations

          The Company has revolving credit facilities in Malaysia (Malaysian Credit Agreement) to finance additional working capital needs. As of November 30, 2004, the available line of credit for direct borrowing, letters of credit, bankers' acceptances and other forms of credit approximated $2,905. The credit facilities are partially secured by two standby letters of credit of $800 each and are payable upon demand or upon expiration of the standby letters of credit on July 7, 2005. The obligations of the Company under the Malaysian Credit Agreement are also secured by the property and building owned by Audiovox Communications Sdn. Bhd. which amounted to $711 at November 30, 2004. During fiscal 2004, interest on the credit facility ranged from 3.65 % to 6.8%. During fiscal 2003, interest on the credit facility ranged from 4.75% to 6.5%.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     (c)  Euro Factoring Obligation

          The Company has a 16,000 Euro accounts receivable and inventory factoring arrangement for the Company's subsidiary, Audiovox German Holdings GmbH, (Audiovox Germany) which expires on October 25, 2005 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 80% of face value and payment of the remaining 20% upon receipt from the customer of the balance of the receivable purchased. The rate of interest is Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for this arrangement. As of November 30, 2003 and 2004, the amount of accounts receivable and inventory available for factoring exceeded the amounts outstanding under this obligation.

     (d)  Euro Loan Agreement

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

          Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox German Holdings GmbH and on all brands and trademarks of the Audiovox German Holdings Group. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox German Holdings. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings. The short and long term amounts outstanding under this agreement were $3,226 and $9,736, respectively, at November 30, 2003 and $2,497 and $6,880, respectively, at November 30, 2004.

     (e)  Long Term Debt to Toshiba

          On May 29, 2002, an $8,107 convertible subordinated note (the Note) was issued to Toshiba. The Note bore interest at a per annum rate equal to 1.75% and interest is payable annually on May 31st of each year, commencing May 31, 2003. As discussed in Notes 2 and 3 of Notes to Consolidated Financial Statements, the Company repaid the total amount outstanding under the Note, which approximated $8,162 at November 1, 2004, to Toshiba during the sale of the Cellular business to UTSI. The Note has been included in non-current liabilities of discontinued operations at November 30, 2003 on the accompanying consolidated balance sheet.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     (f)  Other Debt

          This amount consists primarily of a call put option owed to certain employees of Audiovox Germany in the amount of $388 and $829 at November 30, 2003 and 2004, respectively. For more information, see
          Note 5 of Notes to Consolidated Financial Statements.

          The Company guaranteed the debt of G.L.M. (a former equity investment) beginning in December 1996, and this guarantee was not subsequently modified. During the year ended November 30, 2004, the Company received a request for payment in connection with this guarantee. As a result of the payment request, the Company paid $291 on behalf of G.L.M. during the year ended November 30, 2004 and such guarantee is no longer in effect.

          The following is a maturity table for debt and bank obligations outstanding at November 30, 2004:

                             Total
                            Amounts
                           Committed          2005          2006           2007           2008          2009
                           ----------       -------        -------        -------        -------        ------

     Bank obligations        $ 7,694        $ 7,694           --             --             --          --
     Debt                     10,206          2,497        $ 2,502        $ 2,502        $ 2,705        --
                             -------        -------        -------        -------        -------      -----
     Total                   $17,900        $10,191        $ 2,502        $ 2,502        $ 2,705        -
                             =======        =======        =======        =======        =======      =====

(10) Income Taxes

The components of income (loss) from continuing operations before the provision for income taxes are as follows:

                                               November 30,
                               -------------------------------------------
                                  2002            2003             2004
                                --------         --------         --------
     Domestic Operations        $  4,921         $ 15,476         $ (1,270)
     Foreign Operations           (1,467)            (857)           2,405
                                --------         --------         --------
                                $  3,454         $ 14,619         $  1,135
                                ========         ========         ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     Income tax expense (benefit) was allocated as follows:

                                                                       November 30,
                                                         ----------------------------------------
                                                           2002           2003            2004
                                                         -------         -------         -------

     Statement of operations                             $ 2,872         $ 7,303         $   478
     Stockholders' equity:
        Unrealized holding gain (loss) on
             investment securities recognized for
             financial reporting purposes                    260           1,063          (1,184)
        Tax benefit of stock options exercised               (17)           (216)           (227)
                                                         -------         -------         -------
             Income tax expense (benefit)                $ 3,115         $ 8,150         $  (933)
                                                         =======         =======         =======

     The provision for (recovery of) income taxes is comprised of:


                        Federal         Foreign          State           Total

     2002:
        Current         $ 4,540         $   107         $   950         $ 5,597
        Deferred         (2,570)            155            (310)         (2,725)
                        -------         -------         -------         -------
                        $ 1,970         $   262         $   640         $ 2,872
                        =======         =======         =======         =======

     2003:
        Current         $ 7,552         $ 1,257         $   353         $ 9,162
        Deferred         (1,782)            138            (215)         (1,859)
                        -------         -------         -------         -------
                        $ 5,770         $ 1,395         $   138         $ 7,303
                        =======         =======         =======         =======

     2004:
        Current         $(1,802)        $   867         $  (256)        $(1,191)
        Deferred          1,464              28             177           1,669
                        -------         -------         -------         -------
                        $  (338)        $   895         $   (79)        $   478
                        =======         =======         =======         =======

     A reconciliation of the provision for income taxes computed at the Federal statutory rate to income (loss) before income taxes and minority interest and the actual provision for income taxes is as follows:

                                                                      November 30,
                                             ---------------------------------------------------------------
                                                     2002                       2003                 2004
                                             --------------------------  --------------------  -------------------

 Tax provision at  Federal statutory rates         $1,209       35.0%      $5,117     35.0%      $  398      35.0%
 State income taxes, net of Federal benefit           640       18.5          138      0.9          (86)     (7.6)
 Increase (decrease) in the valuation
    allowance for deferred tax assets                --       --             --     --                6       0.6
 Foreign tax rate differential                        867       25.1        1,695     11.6           53       4.7
 Permanent and other, net                             156        4.5          353      2.5          107       9.4
                                                   ------       ----       ------    ----        ------     ------
                                                   $2,872       83.1%      $7,303     50.0%      $  478      42.1%
                                                   ======       =====      ======    ======      ======     ======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)

     Other is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items.

     The significant components of deferred income tax expense (recovery) for the years ended November 30, 2003 and 2004 are as follows:

                                                                               November 30,
                                                                         -----------------------
                                                                         2003            2004
                                                                        -------         -------
     Deferred tax expense (recovery) (exclusive of the effect of
          other components listed below)                                $(1,859)        $ 1,663
     Increase (decrease) in the balance of the valuation
          allowance for deferred tax assets                                --                 6
                                                                        -------         -------
                                                                        $(1,859)        $ 1,669
                                                                        =======         =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

                                                                                    November 30,
                                                                            -------------------------
                                                                             2003               2004
                                                                            --------         --------
     Deferred tax assets:
          Accounts receivable, principally due to allowance for
             doubtful accounts                                              $    853         $  1,398
          Inventory, principally due to additional costs capitalized for tax purposes pursuant to the Tax Reform Act of
             1986                                                              1,301              464
          Inventory, principally due to valuation reserve                      4,134            3,431
          Accrual for future warranty costs                                    2,083            2,174
          Property, plant, equipment and certain intangibles,
             principally due to depreciation and amortization                  2,220            1,992
          Net operating loss carryforwards, federal, state and
             foreign                                                             662              914
          Accrued liabilities not currently deductible and other                  36              210
          Investment securities                                                 (355)             825
          Deferred compensation plans                                          1,183            1,903
                                                                            --------         --------
               Total gross deferred tax assets                                12,117           13,311
          Less: valuation allowance                                             (212)            (218)
                                                                            --------         --------
               Net deferred tax assets                                      $ 11,905         $ 13,093
                                                                            ========         ========

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on the Company's ability to carry back future reversals

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at November 30, 2004. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable by the Company, therefore, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(11) Capital Structure

     The Company's capital structure is as follows:

                                                                                    Voting
                                                                                    Rights
                 Par                                             Shares               Per      Liquidation
   Security     Value         Shares Authorized               Outstanding            Share       Rights
                        ----------------------------- ----------------------------
                                November 30,                  November 30,
                        ----------------------------- ----------------------------
                            2003            2004          2003           2004
                        -------------  -------------- ------------  --------------

Preferred
  Stock           $50.00       50,000          50,000       50,000          50,000     -     $50 per share

Series
  Preferred
  Stock          $  0.01    1,500,000       1,500,000            -               -     -         -

Class A
  Common         $  0.01    60,000,000      60,000,000   19,655,645      19,788,889    One    Ratably with
  Stock                                                                                        Class B

Class B
  Common                                                                                       Class A
  Stock          $  0.01   10,000,000      10,000,000    2,260,954       2,260,954    Ten    Ratably with

     The holders of Class A and Class B common stock are entitled to receive cash or property dividends declared by the Board of Directors. The Board of Directors can declare cash dividends for Class A common stock in amounts equal to or greater than the cash dividends for Class B common stock. Dividends other than cash must be declared equally for both classes. Each share of Class B common stock may, at any time, be converted into one share of Class A common stock.

     The 50,000 shares of non-cumulative Preferred Stock outstanding are owned by Shintom and have preference over both classes of common stock in the event of liquidation or dissolution. These shares have no dividend rights.

     The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). As of

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     November 30, 2003 and 2004, 1,072,737 and 1,070,957 shares were repurchased under the Program at an average price of $7.93 for an aggregate amount of $8,511 and $8,497, respectively.

     As  of  November  30,  2003  and  2004,  2,804,117  and  2,713,353  shares, respectively, of the Company's Class A common stock are reserved for issuance under the Company's Stock Option and Restricted Stock Plans. During fiscal 2003, 120,000 warrants were issued to outside counsel (Note 12 of Notes to Consolidated Financial Statements). Additional warrants are outstanding that may be converted into shares of Code (Note 5 of Notes to Consolidated Financial Statements).

     Undistributed   earnings  from  equity  investments  included  in  retained earnings amounted to $6,127 and $5,649 at November 30, 2003 and 2004, respectively.

(12) Stock-Based Compensation and Retirement Plans

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

          Compensation expense is recorded with respect to the options based upon the quoted market value of the shares and the exercise provisions at the date of grant. No compensation expense was recorded for stock options during the years ended November 30, 2002 and 2003.

          As discussed in Note 2, 15,000 ACC employee stock options under the 1997 Stock Option Plan and 345,000 ACC employee stock options under 1999 Stock Compensation Plan were extended for one year from the closing of the sale with UTSI (November 1, 2004). This extension resulted in a non-cash compensation charge of $98 due to the re-measurement of stock options in accordance with FASB Interpretation
          (FIN) 44" Accounting for Certain Transactions involving Stock Compensation".

          At  November  30,  2003 and 2004,  234,253  and  274,953  shares  were
          available   for  future   grants  under  the  terms  of  these  plans,
          respectively.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


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

          No stock  options or  warrants  were  granted in fiscal 2002 or fiscal
          2004.

          Information regarding the Company's stock options and warrants is summarized below:

                                                               Weighted
                                                                Average
                                               Number          Exercise
                                             of Shares           Price
                                             --------------    ----------

Outstanding at November 30, 2001                   2,739,900      $11.62
         Granted                                           -           -
         Exercised                                  (16,336)        7.69
         Canceled/Lapsed                            (12,500)       13.75
                                                 -----------

Outstanding at November 30, 2002                   2,711,064       11.64
         Granted                                     120,000       11.02
         Exercised                                  (96,200)        6.90
         Canceled/Lapsed                            (15,000)       15.00
                                                 -----------

Outstanding at November 30, 2003                   2,719,864       11.76
         Granted                                           -           -
         Exercised                                 (131,464)       11.60
         Canceled/Lapsed                            (40,700)       13.49
                                                 -----------     -------

Outstanding at November 30, 2004                  2,547,700       $11.74
                                                  ==========      ======

Options and warrants exercisable at
      November 30, 2004                           2,547,700       $11.74
                                                  ==========      ======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)

          Summarized information about stock options and warrants outstanding as of November 30, 2004 is as follows:

                                    Outstanding and Exercisable
                         -------------------------------------------------
                                           Weighted         Weighted
                                           Average          Average
      Exercise                             Exercise         Life
        Price                 Number       Price           Remaining
        Range               of Shares      of Shares        In Years
---------------------    ----------------  ---------       -----------

     $4.63 - 8.00          1,007,700        $    7.23        2.16
     $8.01 - 13.00           120,000        $   11.02        1.60
     $13.01 - 15.00        1,420,000        $   15.00        3.84

     (c)  Restricted Stock Plan

          The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares. No performance- restricted accelerated shares or performance-restricted shares were granted in fiscal 2002, 2003 or 2004.

          Compensation expense for the performance-accelerated shares is recorded based upon the quoted market value of the shares on the date of grant. Compensation expense for the performance-restricted shares is recorded based upon the quoted market value of the shares on the balance sheet date. There was no restricted stock outstanding at November 30, 2002, 2003 and 2004.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     (e)  Profit Sharing Plans/ 401(k) Plan

          The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. A discretional contribution accrual of $600 and $601 was recorded by the Company for the United States plan in fiscal 2003 and 2004, respectively. No accruals for contributions were recorded by the Company in fiscal 2002. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

          The Company also has a 401(k) plan for eligible employees. The Company matches a portion of the participant's contributions after one year of service under a predetermined formula based on the participant's contribution level. The Company's contributions were $114, $135 and $155 for the year ended November 30, 2002, 2003 and 2004, respectively. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions.

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

          The investments, which amounted to $4,871 at November 30, 2004, have been classified as trading securities (long-term) and are included in investment securities on the accompanying consolidated balance sheet as of November 30, 2004. The return on these underlying investments will determine the amount of earnings credited to the employees. The Company has the option of amending or terminating the Plan at any time. The deferred compensation liability is reflected as a long-term liability on the accompanying consolidated balance sheet as of November 30, 2004. Compensation expense and investment income (loss) are recorded in the accompanying consolidated statements of operations in connection with this deferred compensation plan.

(13) Lease Obligations

     During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and chief executive officer, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004 the Company entered into an agreement to sub-lease the building to UTStarcom

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     for monthly payments of $46 through October 31, 2009.

     During 1998, the discontinued Cellular operations entered into a sale/leaseback transaction with the Company's principal stockholder and chief executive officer for $2,100 of equipment, which was classified as an operating lease. The lease required monthly payments of $34 and was terminated on November 1, 2004.

     At November 30, 2004, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

                                                              Capital        Operating
                                                              Lease           Leases

     2005                                                      $   552        $ 2,997
     2006                                                          560          2,575
     2007                                                          577          2,356
     2008                                                          580          1,086
     2009                                                          577             47
     Thereafter                                                 10,253           --
                                                               -------        -------
            Total minimum lease payments                        13,099        $ 9,061
                                                                              =======
     Less:  minimum sublease income                              2,714
                                                               -------
            Net                                                 10,385
     Less:  amount representing interest                         4,315
                                                               -------
            Present value of net minimum lease payments          6,070
     Less: current installments included in accrued
            expenses and other current liabilities                  69
                                                               -------
     Long-term obligation                                      $ 6,001
                                                               =======

     Rental expense for the above-mentioned operating lease agreements and other leases on a month-to- month basis approximated $1,919, $2,440 and $2,475 for the years ended November 30, 2002, 2003 and 2004, respectively.

     The Company leases certain facilities and equipment from its principal stockholder and several officers. At November 30, 2004, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:


          2005                                                       $   562
          2006                                                           579
          2007                                                           596
          2008                                                           614
          Thereafter                                                      -
                                                                     --------
                                                                     $2,351
                                                                     ======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


(14) Financial Instruments

     (a) Off-Balance Sheet Risk

     Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations of Audiovox Communications Sdn. Bhd. (Note 9 of Notes to Consolidated Financial Statements). The Company had open commercial letters of credit of $2,541 and $959, at November 30, 2003 and 2004 respectively, of which $468 were accrued for purchases incurred as of November 30, 2003. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

     At November 30,2004, the Company had unconditional purchase obligations for inventory commitments of $46,041. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

     (b)  Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States and Canada and consist of, among others, distributors, mass merchandisers, warehouse clubs and independent retailers.

     At November 30, 2003, two customers accounted for 13% and 11% of accounts receivable. At November 30, 2004, no customer accounted for greater than 10% of accounts receivable.

     During the years ended November 30, 2002 and 2004, one customer accounted for approximately 10% and 11% of the Company's net sales, respectively. During the year ended November 30, 2003, two customers each accounted for approximately 10% of the Company's net sales. The Company generally grants credit based upon analyses of its customers' financial position and previously established buying and payment patterns. For certain customers, the Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation.

     A portion of the Company's customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     (c)  Fair Value

     The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value because of the short term maturity of these instruments. The estimated fair value of the Company's financial instruments is as follows:

                                           November 30, 2003             November 30, 2004
                                     -----------------------------  ----------------------------
                                        Carrying           Fair         Carrying           Fair
                                         Amount           Value          Amount          Value
                                        ----------      ---------      ----------      ----------

     Short-term investments                  --              --          $124,237        $124,237
     Investment securities (long-
       term)                             $  9,512        $  9,512        $  5,988        $  5,988
     Bank obligations                    $ 39,940        $ 39,940        $  7,694        $  7,694

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Investment Securities/Short-Term Investments

          The carrying amount represents fair value, which is based upon quoted market prices at the reporting date (Note 1 of Notes to Consolidated Financial Statements).

          Long-Term Obligations

          The carrying amount of the Company's foreign debt approximates fair value because the interest rate on the debt is reset every quarter to reflect current market rates.

          Limitations

          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


(15) Financial and Product Information About Foreign and Domestic Operations

     Net sales and long-lived assets by location for the years ended November 30, 2002, 2003 and 2004 were as follows.

                                                 Net Sales                                  Long-Lived Assets
                                   ----------------------------------------        ---------------------------------------
                                      2002            2003            2004           2002             2003             2004
                                    --------        --------        --------        --------        --------        --------

     United States                  $338,687        $468,880        $486,780        $ 40,506        $ 55,256        $ 57,503
     Malaysia                         11,637           7,720           3,424           1,038           1,010             925
     Venezuela                         9,047           2,887           4,535             852             511             358
     Europe                             --            26,676          54,832            --             2,407           2,407
     Other foreign countries          13,353          11,529          17,506            --              --              --
                                    --------        --------        --------        --------        --------        --------
     Total                          $372,724        $517,692        $567,077        $ 42,396        $ 59,184        $ 61,193
                                    ========        ========        ========        ========        ========        ========

     The Company operates in the Electronics market and has one reportable segment ("Electronics") which is broken down into two major product categories: Mobile and Consumer Electronics . Net sales for the product categories for each of the three years in the period ended November 30, 2004 were as follows:

                                       2002            2003            2004
                                     --------        --------       ---------

     Mobile Electronics              $285,608        $355,207        $405,645
     Consumer Electronics              86,472         161,965         161,432
     Other                                644             520            --
                                     --------        --------        --------
              Total net sales        $372,724        $517,692        $567,077
                                     ========        ========        ========

(16) Related Party Transactions

     The Company leases facilities and equipment from its principal stockholder (Note 13 ). In addition, the Company entered into various transactions with Toshiba Corporation (Note 3).

(17) Contingencies

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

     During the fourth quarter of 2004, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. On January 10, 2005, Vice Chancellor Steven Lamb of the Court of Chancery of the State of Delaware, New Castle County, granted an order permitting the filing of a Consolidated Complaint by several shareholders of Audiovox Corporation derivatively on behalf of Audiovox Corporation against Audiovox Corporation, ACC and the directors of Audiovox Corporation captioned "In Re Audiovox

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     Corporation Derivative Litigation". The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments pursuant to which Audiovox and ACC executives were paid from the net proceeds of the sale of certain assets of ACC to UTStarcom, Inc., (b) disgorgement to ACC of $16 million paid to Philip Christopher pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4 million paid to Philip Christopher as compensation for termination of his Employment Agreement and Award Agreement with ACC, (d) disgorgement to ACC of $1,916,477 paid to John Shalam pursuant to an Award Agreement with ACC, and
     (e) recovery by ACC of $5 million in severance payments distributed by Philip Christopher to ACC's former employees. ACC is sued as a nominal defendant only. Defendants have filed a motion to dismiss the complaint. Defendants intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

     During the first quarter of 2005, the litigation commenced by Compression Labs, Incorporated in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and its subsidiary Audiovox Electronics Corp. ("AEC") was dismissed without prejudice as to the Company and settled with respect to AEC. The litigation against Audiovox Communications Corp. ("ACC") is still pending and although ACC intends to vigorously defend this matter, no assurances regarding the outcome can be given at this point in the litigation.

     During the third quarter of 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association, International Centre in New York, New York, seeking recovery of monies alleged to have been wrongfully taken by
     individual   Respondents  and  damages  for  fraud.   Respondents  asserted
     counterclaims alleging that the Company engaged in certain business practices that caused damage to Respondents. The matter was submitted to mediation during the fourth quarter of fiscal 2004 and settled subsequent to year end. The settlement provides, in pertinent part, for a payment (to be made upon satisfaction of certain pre- closing conditions) from the Company to the Respondents of $1,700,000 in consideration of which the Company will acquire all of Respondents' ownership in the Venezuelan companies and a release of any and all claims.

     On September 17, 2004, Shintom Co. Ltd. commenced action against Audiovox Corporation in the Chancery Court of the State of Delaware, New Castle County, seeking recovery of the sum of $2,500,000 or the value of Audiovox preferred stock determined as of April 16, 1987 (the date of the merger of Audiovox Corp., a New York corporation, with Audiovox Corporation, a Delaware corporation) which preferred stock was purchased by Shintom from Audiovox in April 1981. In lieu of answering, the Company has moved to dismiss the complaint. That motion is currently pending. The Company believes that the lawsuit is baseless and it intends to vigorously defend this matter. However, no assurance regarding the outcome of this matter can be given at this point in the litigation.

     During the second quarter of fiscal 2004, the Company, AEC and one of its distributors of car security products, were named as defendants in a lawsuit brought by Magnadyne Corporation in the United States District Court, Central District of California alleging patent infringement and seeking

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     damages and injunctive relief in an amount to be determined by the court. The Company has answered the amended complaint, asserted various affirmative defenses and interposed counterclaims alleging non-infringement, invalidity and non-enforceability. The parties have reached a settlement in principle which provides for a release of any claims regarding issued patents as of the effective date and a standstill period of one year with respect to any other claims.

     The consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones is still pending. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the District Court's order dismissing the complaints on grounds of federal pre-emption. The Fourth Circuit remanded the actions to each of their respective state courts, except for the Naquin litigation which was remanded to the local Federal Court. Defendants intend to file a petition for certiorari with the U.S. Supreme Court.

     The Company and ACC, along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with FCC ordered emergency 911 call processing capabilities. These lawsuits were consolidated and transferred to the United States District Court for the Northern District of Illinois, which in turn referred the cases to the Federal Communications Commission ("FCC") to determine if the manufacturers and service providers are in compliance with the FCC's order on emergency 911 call processing capabilities. During the third quarter of 2004, the FCC confirmed that plaintiffs' interpretation of the FCC's second order on emergency 911 call processing capabilities was incorrect and as a result, plaintiffs have filed a consolidated amended complaint in the United States District Court for the Northern District of Illinois. Defendants have moved to dismiss the consolidated amended complaint, but to date, the motion has not been heard. The Company and ACC intend to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

(18) Unaudited Quarterly Financial Data

     Selected unaudited, quarterly financial data of the Company for the years ended November 30, 2003 and 2004 appears below:

                                                                            Quarter Ended
                                                       --------------------------------------------------------------
                                                        Feb. 28           May 31           Aug. 31          Nov. 30
                                                       ---------         ---------        ---------         ---------
2003 (a)
     Net sales                                         $  80,256         $ 111,902        $ 135,239         $ 190,295
     Gross profit                                         13,650            16,231           22,723            33,625
     Income (loss) from continuing operations               (894)              899            2,283             5,704
     Income (loss) from discontinued operations            2,102             1,175           (1,636)            1,606
                                                       ---------         ---------        ---------         ---------
     Net income                                        $   1,208         $   2,074        $     647         $   7,310
                                                       =========         =========        =========         =========

                                       AUDIOVOX CORPORATION AND SUBSIDIARIES
                               Notes to Consolidated Financial Statements, Continued
                                         November 30, 2002, 2003 and 2004
                              (Dollars in thousands, except share and per share data)



                                                                            Quarter Ended
                                                       --------------------------------------------------------------
                                                        Feb. 28           May 31           Aug. 31          Nov. 30
                                                       ---------         ---------        ---------         ---------
Income (loss) per common share (basic):
     From continuing operations                        $    (0.04)      $       0.05      $      0.11       $      0.26
     From discontinued operations                            0.10               0.05            (0.08)             0.07
                                                       -----------      ------------      ------------      -----------
Net income per common share (basic)                    $     0.06       $       0.10      $      0.03       $      0.33
                                                       ============     ============      ============      ===========

Income (loss) per common share (diluted):
     From continuing operations                        $    (0.04)      $       0.04      $      0.10       $      0.26
     From discontinued operations                            0.09               0.05            (0.07)             0.07
                                                       -----------      ------------      ------------      -----------
Net income per common share (diluted)                  $     0.05       $       0.09      $      0.03       $      0.33
                                                       ============     ============      ============      ===========

2004 (a)

     Net sales                                         $ 136,549        $ 148,019        $ 132,965          $ 149,544
     Gross profit                                         21,325           21,584           23,218             23,964
     Income (loss) from continuing operations                696            1,581               37             (2,305)
     Income (loss) from discontinued operations            1,174            2,096            5,307             68,614
                                                       ---------        ---------        ---------          ---------
     Net income                                        $   1,870        $   3,677        $   5,344          $  66,309
                                                       =========        =========        =========          =========

Income (loss) per common share (basic):
     From continuing operations                        $      0.04      $      0.07       $      0.00      $     (0.10)
     From discontinued operations                             0.05             0.10              0.24             3.12
                                                       -----------      ------------      ------------      -----------
Net income per common share (basic)                    $      0.09      $      0.17       $      0.24       $      3.02
                                                       ============     ============      ============      ===========

Income (loss) per common share (diluted):
     From continuing operations                        $      0.03      $      0.07       $      0.00       $     (0.10)
     From discontinued operations                             0.05             0.09              0.24              3.12
                                                       -----------      ------------      ------------      -----------
Net income per common share (diluted)                  $      0.08      $      0.16       $     0.24        $      3.02
                                                       ============     ============      ============      ===========

     (a) Amounts differ from previously filed quarterly reports. During the quarter ended August 31, 2004, the Company began to reflect the operations of its Cellular business in discontinued operations. See additional detail in Note 2.

(19) Subsequent Events

     On December 13, 2004, one of the Company's equity investment's, Bliss-tel Public Company Limited ("Bliss-tel"), issued 230,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and subsequent to the offering the Company owns 30,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. As such, beginning in the quarter ended February 28, 2005, the Company will account for the Bliss-tel investment in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

     On  January  4,  2005,  the  Company's  wholly-owned  subsidiary,  Audiovox
     Electronics Corporation, signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. for a

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                        November 30, 2002, 2003 and 2004
             (Dollars in thousands, except share and per share data)


     purchase price of $13,100, subject to a working capital adjustment, plus contingent debentures based on achievement of future revenue targets.

     On February 25, 2005, the Company entered into a plan to discontinue ownership of the Company's majority owned subsidiary, Audiovox Malaysia ("AVM") and sell its ownership to the current minority interest shareholder. The Company has planned to discontinue ownership of AVM due to increased competition from non-local Original Equipment Manufacturers and deteriorating credit quality of local customers. As a result of the intended sale of AVM, beginning in the quarter ended February 28, 2005, the Company will include the results of AVM within discontinued operations in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                 Not Applicable

Item 9a-Controls and Procedures

Disclosure Controls and Procedures

Audiovox Corporation (the "Company") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of November 30, 2004, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. To address the control weaknesses described below, the Company performed additional analysis and performed other procedures to ensure the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly presents, in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities and Exchange Act Rules 13a-15(f) and 15d- 15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

o Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control-Integrated Framework. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2004. Based on that evaluation, management concluded that the Company's internal control over financial reporting was not effective as of November 30, 2004, because of the effect of material weaknesses identified and more fully described below.

The Company divested its Wireless business and substantially all of the assets and liabilities of Audiovox Communication Corporation ("ACC") on November 1, 2004. Accordingly, the Company excluded ACC from its assessment of internal control over financial reporting, as it no longer represents a significant part of the Company's internal control environment as of November 30, 2004. For the year ended November 30, 2004, the operating results of ACC are classified as discontinued operations in the Company's consolidated financial statements. Subsequent to the divestiture of the Wireless business on November 1, 2004, ACC had no significant operating results. ACC had total assets of approximately $17 million at November 30, 2004, which are classified as assets of the discontinued operations. These assets, which represented trade accounts receivable, were collected and converted to cash subsequent to November 30, 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's assessment identified the following material weaknesses in the Company's internal control over financial reporting:

1. Deficiencies in the general controls over information technology security and user access, including segregation of duties (automated controls to ensure authorization, execution, monitoring and review by independent individuals) and unrestricted access to data and business applications existed. Accordingly, management concluded that these matters represent a material weakness as controls over information security and access to data and applications are necessary to have an effective control environment;

2. As a result of the divestiture of the Wireless business and the classification of ACC as a discontinued operation, there was a lack of appropriate review of significant transactions and the lack of documented controls over the year-end financial closing process at ACC resulting in a number of audit adjustments recorded by management prior to the issuance of the financial statements. Accordingly, management concluded that this matter represents a material weakness at November 30, 2004, even though ACC will no longer be a significant component of the Company's control environment or continuing operating activities as substantially all the assets and liabilities of ACC have been sold on November 1, 2004;

3. A deficiency in the controls related to the Company's sales cut-off procedures resulted in an audit adjustment recorded by management prior to the issuance of the fiscal 2004 fourth quarter financial statements. The impact of this audit adjustment resulted in a reduction of net sales and accounts receivable of approximately $1,134 and a reduction to income from continuing operations before income taxes of $64 ($37 on an after tax basis) for the fiscal year ended November 30, 2004. This adjustment occurred at one of the Company's public warehouses on the last day of the fiscal fourth quarter. The Company properly recorded this audit adjustment during fiscal 2004;

4. A deficiency in the lack of evidential documentation supporting the approval of divisional journal entries and the existence of inadequate segregation of duties as it relates to entering and approving corporate journal entries existed. The divisional deficiency is a result of the reconciliation of the manual journal entries to the Company's ERP system not being signed as evidence of review by the individual performing the review and the corporate deficiency relates to the reconciliation of the manual journal entries to the Company's ERP system being performed by the same individual who processes the journal entries into the system. Accordingly, management concluded that this matter represents a material weakness as controls over journal entries may materially impact all significant accounts and business processes;

5. A deficiency in the design of the controls pertaining to the processing of non-routine customer sales orders existed. These sales orders, which represent 1% of consolidated net sales, require the expedited shipment of the Company's merchandise to the customer. The specific control deficiency identified relates to the lack of evidence supporting the approval of these non- routine sales orders. Accordingly, management concluded that this matter represents a material weakness as it may have a potential material impact on net sales, accounts receivable and the Company's inventory balances;

6. A deficiency in the lack of evidential documentation supporting the oversight and monitoring activities of the financial statements and the internal control environment of the Company's international subsidiary in Germany existed. The Germany subsidiary, which was acquired in July 2003, accounted for approximately 6% of the Company's total consolidated assets and approximately 10% of consolidated net sales as of and for the year ended November 30, 2004. The specific control deficiencies identified relate to the lack of evidence documenting the review of significant transactions, account analysis and accounting entries by the appropriate personnel and the lack of evidence documenting the Company's oversight and monitoring activities of its German operations even though the review process was indeed performed. Accordingly, management concluded that these matters represent a material weakness to the Company's overall control environment.

The Company's testing procedures identified these deficiencies in its internal control over financial reporting and; accordingly, these control deficiencies have either been remediated or are in the process of being remediated subsequent to November 30, 2004, and before the issuance of this report. The Company deems it relevant to note that the findings outlined above were classified as material weaknesses in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company's interim or annual financial statements could occur. However, substantially all the material control findings identified by management did not cause a material misstatement or have an adverse impact to the Company's financial position or results of operations as of and for the year ended November 30, 2004. Refer to the specific remediation steps identified below.

The Certifications of the Company's Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K includes, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A Controls and Procedures, for a more complete understanding of the matters covered by such certifications.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2004, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report below.

Planned Remediation Efforts to Address Material Weaknesses

The Company developed remediation plans and initiated action steps designed to address each of the material weaknesses in the internal control over financial reporting identified above and to implement any and all corrective actions that are required to improve the design and operating effectiveness of internal control over financial reporting, including the enhancement of the Company's policies, systems and procedures. The Company implemented the following measures to remediate the numbered control deficiencies identified above:

1. Remediated the information technology security controls in connection with user access conflicts and segregation of duties related to certain applications and business processes to ensure there is appropriate authorization, execution, monitoring and review by independent individuals by implementing a turnover software package to manage the information technology change management system and a security software solution to manage the Company's user access security and restrict access to data and applications;

2. The Company divested the Wireless business before year-end and ACC is no longer a significant part of the Company's continuing operating activities. Accordingly, all deficiencies automatically remediate themselves as the risks associated with the related control deficiencies no longer exist subsequent to November 30, 2004;

3. Reviewed the financial controls and policies for the Company's sales cut-off procedures and enhanced the controls and procedures in place by creating a computer generated report that matches sales order date to proof of delivery date for all sales orders that are at or near the financial statement closing date. In addition, for all international sales orders shipped direct to customers, the Company enhanced its procedures as it will perform a two week sales cut-off review by comparing shipping documents to the underlying billing documents;

4. Enhanced the design of the monthly control at corporate relating to the reconciliation of the manual journal entries to the Company's ERP system by segregating the duties of the individual processing the manual journal entries with the individual performing the reconciliation and to ensure the individual performing this review procedure at the operating division is compliant with the evidential documentation requirements supporting their review.

5. Enhanced the design of the controls relating to the Company's non-routine customer sales order process by requiring the warehouse personnel to check and verify that there is evidence of an authorized signature from the financial department (from the authorized signature sheet) before the non-routine sales order is shipped to the customer;

6. Increase the review and adherence to the Company's policies and procedures in connection with the fiscal 2005 monitoring activities of Section 404 of the Sarbanes-Oxley Act of 2002 and to ensure that process owners are compliant with the evidential documentation requirements and the rules and regulations of the Securities and Exchange Commission that require the appropriate evidence of review and approval of significant transactions, account analysis and related accounting entries by implementing a documentation and review process. In addition, management will frequently (during the fiscal 2005 second, third and fourth quarters) measure against the results of its fiscal 2004 remediation plans by significant business process to ensure compliance by the Company's process owners with their documented remediation plans.

The Company believes that the above measures have addressed all matters identified as a material weakness by management and the independent registered public accounting firm. The Company will continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no significant changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting. However, the Company made changes to the design and operation of internal control over financial reporting during the fourth quarter in order to increase the design and operating effectiveness of internal controls in connection with implementing Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company is currently implementing enhancements to the Company's internal control over financial reporting to address the material weaknesses described above.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Audiovox Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Audiovox Corporation and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of November 30, 2004, because of the effect of the material weaknesses described below, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

     1. Deficiencies existed in the general controls over information technology security and user access, including segregation of duties (automated controls to ensure authorization, execution, monitoring and review by independent individuals) and unrestricted access to data and business applications. Accordingly, management concluded that these matters represent a material weakness as controls over information security and access to data and applications are necessary to have an effective control environment;

     2. As a result of the divestiture of the Wireless business and the classification of ACC as a discontinued operation, there was a lack of appropriate review of significant transactions and the lack of documented controls over the year-end financial closing process at ACC resulting in a number of audit adjustments recorded by management prior to the issuance of the financial statements. Accordingly, management concluded that this matter represents a material weakness at November 30, 2004, even though ACC will no longer be a significant component of the Company's control environment or continuing operating activities as substantially all the assets and liabilities of ACC have been sold on November 1, 2004;

     3. A deficiency in the controls related to the Company's sales cut-off procedures resulted in an audit adjustment recorded by management prior to the issuance of the fiscal 2004 fourth quarter financial statements. The impact of this audit adjustment resulted in a reduction of net sales and accounts receivable of approximately $1,134 and a reduction to income from continuing operations before income taxes of $64 ($37 on an after tax basis) for the fiscal year ended November 30, 2004. This adjustment occurred at one of the Company's public warehouses on the last day of the fiscal fourth quarter. The Company properly recorded this audit adjustment during fiscal 2004;

     4. A deficiency in the lack of evidential documentation supporting the approval of divisional journal entries and the inadequate segregation of duties as it relates to entering and approving corporate journal entries existed. The divisional deficiency is a result of the reconciliation of the manual journal entries to the Company's ERP system not being signed as evidence of review by the individual performing the review and the corporate deficiency relates to the reconciliation of the manual journal entries to the Company's ERP system being performed by the same individual who processes the journal entries into the system. Accordingly, management concluded that this matter represents a material weakness as controls over journal entries may materially impact all significant accounts and business processes;

     5. A deficiency in the design of the controls pertaining to the processing of non-routine customer sales orders existed. These sales orders, which represent 1% of consolidated net sales, require the expedited shipment of the Company's merchandise to the customer. The specific control deficiency identified relates to the lack of evidence supporting the approval of these non-routine sales orders. Accordingly, management concluded that this matter represents a material weakness as it may have a potential material impact on net sales, accounts receivable and the Company's inventory balances;

     6. A deficiency in the lack of evidential documentation supporting the oversight and monitoring activities of the financial statements and the internal control environment of the Company's international subsidiary in Germany existed. The Germany subsidiary, which was acquired in July 2003, accounted for approximately 6% of the Company's total consolidated assets and approximately 10% of consolidated net sales as of and for the year ended November 30, 2004. The specific control deficiencies identified relate to the lack of evidence documenting the review of significant transactions, account analysis and accounting entries by the appropriate personnel and the lack of evidence documenting the Company's oversight and monitoring activities of its German operations even though the review process was indeed performed. Accordingly, management concluded that these matters represent a material weakness to the Company's overall control environment.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2004 consolidated financial statements, and this report does not affect our report dated March 25, 2005 on those financial statements.

In our opinion, management's assessment that Audiovox Corporation and subsidiaries did not maintain effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Audiovox Corporation and subsidiaries has not maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.



/s/Grant Thornton LLP
GRANT THORNTON LLP


Melville, New York
March 25, 2005

Item 9b - Other Information

                                 Not Applicable

                                    PART III

     The information required by Item 10 (Directors and Executive Officers of the Registrant, Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services) of Form 10-K, and not already provided herein under "Item 1. Business - Directors and Executive Officers of the Registrant," is included in our Proxy Statement for the 2005 Annual meeting of Stockholders, which was filed on March 30, 2005, and such information is incorporated herein by reference.

                                     PART IV

Item 15-Exhibits, Financial Statement Schedules


a. Financial Statements. See Index to Consolidated Financial Statements attached hereto.

b.   Financial   Statement  Schedule.   See  Index  to  Consolidated   Financial
     Statements attached hereto.

c. Reports on Form 8-K. The Company filed four (4) reports on Form 8-K during the fourth quarter ended November 30, 2004.

d.   Exhibits. The following is a list of exhibits:


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

       3.2 By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-10726, filed May 4, 1987).

       10.1 Securities Purchase Agreement made and entered into as of May 29, 2002, by and among Toshiba Corporation, Audiovox Communications Corp. and Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

     Exhibit
      Number       Description

       10.2 Stockholders Agreement made and entered into as of May 29, 2002, by and among Toshiba Corporation, Audiovox Communications Corp. and Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

       10.3 Distribution Agreement made and entered into as of May 29, 2002, by and between Toshiba Corporation and Audiovox Communications Corp.(incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

       10.4 Non-Negotiable Subordinated Convertible Promissory Note dated May 31, 2002 by Audiovox Communications Corp. in favor of Toshiba Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

       10.5 Employment Agreement effective as of May 29, 2002 by and among Audiovox Communications Corp., Philip Christopher and Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

       10.6 Trademark License Agreement made as of May 29, 2002 between Audiovox Corporation and Audiovox Communications Corp.(incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

       10.7 Non-Negotiable Demand Note dated May 29, 2002 by Audiovox Communications Corp. in favor of Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

       10.8        First Amended and Restated Stock and Asset Purchase Agree-
                    ment, dated as of June 2, 2003, by and among Recoton Recoton Audio Corporation, Recoton Home Audio, Inc., Recoton Mobile Electronics, Inc., Recoton International Holdings, Inc.
                    ("RIH"), Recoton Corporation and Recoton Canada Ltd. (collectively, the "Sellers"), JAX Assets Corp. ("Buyer") and Audiovox Corporation ("Registrant"), as guarantor (incorporated by reference to the Company's Form 8-K filed via EDGAR on July 23, 2003).

       10.9        Long Term Incentive Compensation Award to John J. Shalam
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2002).

      10.10 Long Term Incentive Compensation Award to Philip Christopher (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2002).

      10.11 Asset Purchase Agreement, dated as of June 11, 2004, by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and, with respect to Sections 2.05, 2.07, 2.09, 3.01, 3.02, 3.11(b),
                   3.30, 5.06, 5.08, 5.19, 5.20, 5.21, 5.22, 5.24 and Articles
                   VII - X only, Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR June 14, 2004).

     Exhibit
      Number       Description

      10.12        Voting Agreement and Irrevocable Proxy by and between
                    UTStarcom,   Inc.  and  John  J.  Shalam   (incorporated  by
                    reference to the Company's Form 8-K filed via EDGAR June 14,
                    2004).

      10.13 Personally Held Intangibles Purchase Agreement made and entered into as of June 10, 2004 by and between Audiovox Communications Corp. and Philip Christopher (incorporated by reference to the Company's Form 8-K filed via EDGAR June 14,
                   2004).

      10.14 Agreement and General Release made and entered into as of June 10, 2004 among Audiovox Communications Corp., Audiovox Corporation and Philip Christopher (incorporated by reference to the Company's Form 8-K filed via EDGAR June 14, 2004).

      10.15 Stock Purchase Agreement made and entered into as of June 10, 2004 by and among Toshiba Corporation, Audiovox Communications Corp. and Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR June 14, 2004).

      10.16 Agreement for Purchase of 7.5 Shares dated as of June 8, 2004 by and between Audiovox Corporation and Toshiba Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR June 14, 2004).

      10.17 Form of Escrow Agreement (incorporated by reference to the Company's Form 8-K filed via EDGAR August 10, 2004).

      10.18 Form of Transition Services Agreement (incorporated by reference to the Company's Form 8-K filed via EDGAR August 10, 2004).

      10.19 Form of Trademark License Agreement (incorporated by reference to the Company's Form 8-K filed via EDGAR August 10, 2004).

        21         Subsidiaries of the Registrant (filed herewith).

        23         Consent of Grant Thornton LLP (filed herewith).

       31.1        Certification Pursuant to Rule 13a-14(a) of The Securities
                    Exchange Act of 1934 (filed herewith).

       31.2        Certification Pursuant to Rule 13a-14(a) of The Securities
                    Exchange Act of 1934 (filed herewith).

       32.1        Certification Pursuant to Rule 13a-14(a) And Rule 15d-14(a)
                   Section 1350, Chapter 63 of Title 18 of the United State Code, As Adopted Pursuant to Section 906 of
                   Sarbanes-Oxley Act of 2002 (filed herewith).

     Exhibit
      Number       Description

       32.2        Certification Pursuant to Rule 13a-14(a) And Rule 15d-14(a)
                   Section 1350, Chapter 63 of Title 18 of the United State Code, As Adopted Pursuant to Section 906 of
                   Sarbanes-Oxley Act of 2002 (filed herewith).

       99.1 Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2004 and 2003 and for the Years Ended November 30, 2004, 2003 and 2002 (filed herewith).

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


                                    AUDIOVOX CORPORATION



March 31, 2005                        BY: /s/John J. Shalam
                                         --------------------------------------
                                    John J. Shalam, President
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Title                                                    Date
---------


                                             President; Chief Executive Officer
/s/ John J.  Shalam                          (Principal Executive Officer) and                   March 31, 2005
-------------------------
John J. Shalam                               Director

                                             Senior Vice President,
/s/ Charles M.  Stoehr                       Chief Financial Officer (Principal                  March 31, 2005
--------------------------
Charles M. Stoehr                            Financial and Accounting Officer) and
                                             Director


/s/ Patrick M.  Lavelle                      Director                                            March 31, 2005
-----------------------
Patrick M. Lavelle


/s/ Ann Boutcher                             Director                                            March 31, 2005
----------------
Ann Boutcher


/s/ Richard A.  Maddia                       Director                                            March 31, 2005
----------------------
Richard A. Maddia


/s/ Philip Christopher                       Director                                            March 31, 2005
----------------------
Philip Christopher


/s/ Paul C.  Kreuch, Jr.                     Director                                            March 31, 2005
------------------------
Paul C. Kreuch, Jr.


/s/ Dennis McManus                           Director                                            March 31, 2005
------------------
Dennis McManus


/s/ Irving Halevy                            Director                                            March 31, 2005
-----------------
Irving Halevy


/s/ Peter A.  Lesser                         Director                                            March 31, 2005
--------------------
Peter A. Lesser

                                       118


                                                                                                        SCHEDULE II
                                       AUDIOVOX CORPORATION AND SUBSIDIARIES
                                         Valuation and Qualifying Accounts
                                   Years Ended November 30, 2002, 2003 and 2004
                                                  (In thousands)


                Column A                      Column B               Column C                 Column D         Column E
                --------                      ---------    --------------------------------  -------------   -----------
                                                            Gross Amount     Reversals of
                                             Balance at      Charged to       Previously                       Balance
                                              Beginning       Costs and      Established                       At End
              Description                      Of Year        Expenses         Accruals     Deductions (b)     Of Year
                                             ----------     -----------       -----------   -------------      ----------
2002 (a)
     Allowance for doubtful accounts           $  2,232        $  1,402             --           $    441        $  3,193
     Accrued sales incentives                     3,265           7,665         $ (1,500)           4,804           4,626
     Reserve for warranties and product
        repair costs                              7,149           5,500             --              1,340          11,309
                                               --------        --------         --------         --------        --------
                                               $ 12,646        $ 14,567         $ (1,500)        $  6,585        $ 19,128
                                               ========        ========         ========         ========        ========

2003 (a)

     Allowance for doubtful accounts           $  3,193        $    577             --           $ (1,788)        $  5,558
     Cash discount allowances                      --             1,245             --                568              677
     Accrued sales incentives                     4,626          19,994         $ (1,803)           8,212           14,605
     Reserve for warranties and product
        repair costs                             11,309           9,691             --              6,305           14,695
                                               --------        --------         --------         --------         ========
                                               $ 19,128        $ 31,507         $ (1,803)        $ 13,297         $ 35,535
                                               ========        ========         ========         ========         ========

2004 (a)

     Allowance for doubtful accounts           $  5,558        $    141             --           $   (572)        $  6,271
     Cash discount allowances                       677           2,562             --              2,736              503
     Accrued sales incentives                    14,605          17,012         $ (3,889)          20,144            7,584
     Reserve for warranties and product
        repair costs                             14,695           3,257             --              6,158           11,794
                                               --------        --------         --------         --------         --------
                                               $ 35,535        $ 22,972         $ (3,889)        $ 28,466         $ 26,152
                                               ========        ========         ========         ========         ========

(a) The Valuation and Qualification Accounts of the Company's former Cellular Group are not included in the above amounts as the Company completed its divestiture of the Cellular business on November 1, 2004. See Note 2 of Notes to Consolidated Financial Statements.

(b)  For the  allowance for doubtful  accounts,  cash  discount  allowances  and accrued sales incentives, deductions represent currency effects, chargebacks and payments made or credits issued to customers. For the reserve for warranties and product repair costs, deductions represent currency effects and payments for labor and parts made to service centers and vendors for the repair of units returned under warranty.