Form 10-Q
period 2005-02-28
AUDIOVOX CORP
filed 2005-04-11
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended February 28, 2005

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

                    Yes  X                                       No
                       ------                                      ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                    Yes  X                                       No
                       ------                                      ------

           Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

           Class                                  Outstanding at April 5,  2005

                     Class A Common Stock               20,872,538 Shares
                      Class B Common Stock               2,260,954 Shares



                                               AUDIOVOX CORPORATION


                                                     I N D E X
                                                                                                                  Page
                                                                                                                 Number

PART I - FINANCIAL INFORMATION                                                                                    3

           ITEM 1.  FINANCIAL STATEMENTS                                                                          3

                      Consolidated Balance Sheets at November 30,
                           2004 and February 28, 2005 (unaudited)                                                 3

                      Consolidated Statements of Operations (unaudited) for the Three
                            Months Ended February 29, 2004 and February 28, 2005                                  5

                      Consolidated Statements of Cash Flows (unaudited) for the Three
                            Months Ended February 29, 2004 and February 28, 2005                                  6

                      Notes to Consolidated Financial Statements                                                  7

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                        21

           ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK                                                                                       32

           ITEM 4.    CONTROLS AND PROCEDURES                                                                    33

PART II - OTHER INFORMATION                                                                                      36

           ITEM 1.    LEGAL PROCEEDINGS                                                                          36

           ITEM 6.    EXHIBITS                                                                                   38

SIGNATURES                                                                                                       39




                                              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           AUDIOVOX CORPORATION AND SUBSIDIARIES
                                                Consolidated Balance Sheets
                                      (In thousands, except share and per share data)

                                                        November 30,    February 28,
                                                          2004             2005
                                                        ----------      -----------
                                                                        (unaudited)

Assets

Current assets:

   Cash and cash equivalents                              $ 43,409      $ 18,624
   Restricted cash                                           8,264         8,296
   Short-term investments                                  124,237       139,609
   Accounts receivable, net                                118,388        94,125
   Inventory                                               139,307       136,065
   Receivables from vendors                                  7,028         5,274
   Prepaid expenses and other current assets                14,057        15,074
   Deferred income taxes                                     6,873         6,286
   Current assets of discontinued operations                20,582         3,012
                                                          --------      --------

       Total current assets                                482,145       426,365

Investment securities                                        5,988         6,721
Equity investments                                          12,878        11,024
Property, plant and equipment, net                          19,707        20,665
Excess cost over fair value of assets acquired               7,019        17,818
Intangible assets                                            8,043         8,440
Other assets                                                   413           361
Deferred income taxes                                        6,220         5,120
Non-current assets of discontinued operations                  925           825
                                                          --------      --------

       Total assets                                       $543,338      $497,339
                                                          ========      ========


















See accompanying notes to consolidated financial statements.

                                 Audiovox Corporation
                        Consolidated Balance Sheets (continued)
                    (In thousands, except share and per share data)

                                                                                            November 30,    February 28,
                                                                                              2004             2005
                                                                                            ---------      ------------
                                                                                                           (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                         $  26,004      $  20,263
   Accrued expenses and other current liabilities                                              32,814         25,885
   Accrued sales incentives                                                                     7,584          5,450
   Income taxes payable                                                                        42,790         12,349
   Bank obligations                                                                             5,485          5,900
   Current portion of long-term debt                                                            2,497          2,411
   Current liabilities of discontinued operations                                               2,953          2,760
                                                                                            ---------      ---------

       Total current liabilities                                                              120,127         75,018

Long-term debt                                                                                  7,709          7,337
Capital lease obligation                                                                        6,001          6,091
Deferred compensation                                                                           4,888          5,821
                                                                                            ---------      ---------

       Total liabilities                                                                      138,725         94,267
                                                                                            ---------      ---------

Minority interest                                                                                 426            375
                                                                                            ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock $50 par value; 50,000 shares authorized and outstanding, liquidation
       preference of $2,500                                                                     2,500          2,500
   Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued
       or outstanding                                                                            --             --
   Common stock:
       Class A $.01 par value; 60,000,000 shares authorized; 20,859,846 and
         20,867,046 shares issued at November 30, 2004 and February 28, 2005,
         respectively                                                                             209            209
       Class B $.01 par value; convertible 10,000,000 shares authorized; 2,260,954
         shares issued and outstanding                                                             22             22
   Paid-in capital                                                                            253,959        254,071
   Retained earnings                                                                          157,835        156,630
   Accumulated other comprehensive loss                                                        (1,841)        (2,238)
   Treasury stock, at cost, 1,070,957 shares of Class A common stock at November 30,
       2004 and February 28, 2005                                                              (8,497)        (8,497)
                                                                                            ---------      ---------

Total stockholders' equity                                                                    404,187        402,697
                                                                                            ---------      ---------
Total liabilities and stockholders' equity                                                  $ 543,338      $ 497,339
                                                                                            =========      =========


See accompanying notes to consolidated financial statements.




                                           AUDIOVOX CORPORATION AND SUBSIDIARIES
                                           Consolidated Statements of Operations
                            For the Three Months Ended February 29, 2004 and February 28, 2005
                                      (In thousands, except share and per share data)
                                                        (unaudited)


                                                                   February 29,      February 28,
                                                                       2004              2005
                                                                   ------------      ------------

Net sales                                                          $    135,356      $    115,980
Cost of sales                                                           114,228            99,909
                                                                   ------------      ------------
Gross profit                                                             21,128            16,071
                                                                   ------------      ------------

Operating expenses:
   Selling                                                                7,141             7,991
   General and administrative                                            12,487            12,414
   Warehousing and technical support                                        969             1,467
                                                                   ------------      ------------
       Total operating expenses                                          20,597            21,872
                                                                   ------------      ------------

Operating income (loss)                                                     531             (5,801)
                                                                   ------------      ------------

Other income (expense):
   Interest and bank charges                                               (963)             (633)
   Equity in income of equity investees                                   1,071               353
   Other, net                                                               624             4,605
                                                                   ------------      ------------
       Total other income, net                                              732             4,325
                                                                   ------------      ------------

Income (loss) from continuing operations before income taxes              1,263            (1,476)
Income taxes (benefit)                                                      602              (924)
Minority interest                                                            35              --
                                                                   ------------      ------------
Net income (loss) from continuing operations                                696              (552)

Net income (loss) from discontinued operations, net of tax                1,174              (653)
                                                                   ------------      ------------

Net income (loss)                                                  $      1,870      $     (1,205)
                                                                   ============      ============

Net income (loss) per common share (basic):
   From continuing operations                                      $       0.03      $      (0.02)
   From discontinued operations                                            0.06             (0.03)
                                                                   ------------      ------------
Net income (loss) per common share (basic)                         $       0.09      $      (0.05)
                                                                   ============      ============

Net income (loss) per common share (diluted):
   From continuing operations                                      $       0.03      $      (0.02)
   From discontinued operations                                            0.05             (0.03)
                                                                   ------------      ------------
Net income (loss) per common share (diluted)                       $       0.08      $      (0.05)
                                                                   ============      ============

Weighted average number of common shares outstanding (basic)         21,922,100        22,051,443
                                                                   ============      ============
Weighted average number of common shares outstanding (diluted)       22,254,488        22,051,443
                                                                   ============      ============








See accompanying notes to consolidated financial statements.


                                           AUDIOVOX CORPORATION AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                            For the Three Months Ended February 29, 2004 and February 28, 2005
                                                      (In thousands)
                                                        (unaudited)

                                                                                            February 29,     February 28,
                                                                                                2004             2005
                                                                                           --------------   ---------------
Cash flows from operating activities:
   Net income (loss)                                                                           $   1,870      $  (1,205)
   Net (income) loss from discontinued operations                                                 (1,174)           653
                                                                                               ---------      ---------
   Net income (loss) from continuing operations                                                      696           (552)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
      Depreciation and amortization                                                                  809            757
      Provision for (recovery of) bad debt expense                                                    11           (284)
      Equity in income of equity investees                                                        (1,071)          (353)
      Minority interest                                                                              (35)          --
      Deferred income tax expense, net                                                               440          1,770
      Tax benefit on stock options exercised                                                          21              4
      Non-cash stock compensation                                                                    268            285
      Gain on trading security                                                                      --           (2,516)
   Changes in operating assets and liabilities, net of assets and liabilities acquired:
      Accounts receivable                                                                         36,221         35,931
      Inventory                                                                                   15,234          5,181
      Receivables from vendors                                                                    (2,480)         1,754
      Prepaid expenses and other                                                                     591           (555)
      Investment securities-trading                                                                 (815)          (933)
      Accounts payable, accrued expenses, accrued sales incentives and other current
        liabilities                                                                              (30,407)       (23,097)
      Income taxes payable                                                                        (2,024)       (30,418)
   Change in assets and liabilities of discontinued operations                                   (17,671)        16,733
                                                                                               ---------      ---------
        Net cash provided by (used in) operating activities                                         (212)         3,707
                                                                                               ---------      ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                                       (528)          (942)
   Proceeds from sale of property, plant and equipment                                                18             12
   Proceeds from distribution from an equity investee                                              2,526            178
   Purchase of short-term investments                                                               --          (81,075)
   Sale of short-term investments                                                                   --           65,703
   Proceeds from sale of Cellular business                                                          --            5,666
   Purchase of patent                                                                               --             (150)
   (Purchase) proceeds of acquired business                                                          510        (13,631)
                                                                                               ---------      ---------
        Net cash provided by (used in) investing activities                                        2,526        (24,239)
                                                                                               ---------      ---------

Cash flows from financing activities:
   Borrowings from bank obligations                                                              253,069            452
   Repayments on bank obligations                                                               (252,638)        (4,098)
   Principal payments on capital lease obligation                                                    (16)           (17)
   Proceeds from exercise of stock options and warrants                                               71            108
   Principal payments on debt                                                                     (2,697)          (672)
                                                                                               ---------      ---------
        Net cash used in financing activities                                                     (2,211)        (4,227)
                                                                                               ---------      ---------

Effect of exchange rate changes on cash                                                              176            (26)
                                                                                               ---------      ---------

Net increase (decrease) in cash and cash equivalents                                                 279        (24,785)

Cash and cash equivalents at beginning of period                                                   4,702         43,409
                                                                                               ---------      ---------
Cash and cash equivalents at end of period                                                     $   4,981      $  18,624
                                                                                               =========      =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
           Three Months Ended February 29, 2004 and February 28, 2005
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


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

     These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended November 30, 2004.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, accrued sales incentives and warranty reserves.

     A summary of the Company's significant accounting policies is identified in
     Note 1 of Notes to Consolidated Financial Statements included in the Company's 2004 Annual Report filed on Form 10-K. There have been no changes to the Company's significant accounting policies subsequent to November 30, 2004.

     The Company has one reportable segment ("Electronics") which is organized by product class. The Electronics Segment sells autosound, mobile electronics and consumer electronics, primarily to mass merchants, specialty retailers, new car dealers, original equipment manufacturers ("OEM"), independent installers of automotive accessories and the U.S. military.

     On November 1, 2004, the Company completed the divestiture of its Cellular business (formerly known as "ACC", "Cellular" or "Wireless"). In addition, on February 25, 2005, the Company entered into a plan to discontinue ownership of the Company's majority-owned subsidiary, Audiovox Malaysia ("AVM"). Accordingly, the Company has presented the financial results of Cellular and AVM as discontinued operations for all periods presented (see
     Note 3 of Notes to Consolidated Financial Statements). In addition, certain reclassifications have been made to the 2004 consolidated financial statements in order to conform to the current period presentation.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005


(2)  Accounting for Stock-Based Compensation

     The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee or independent director's stock options equals the market price of the underlying stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro-forma information regarding net income (loss) and net income
     (loss) per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring more prominent pro-forma disclosures as described in SFAS No. 123. The following table illustrates the effect on net income and income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:

                                                  For the Three Months Ended
                                                 ----------------------------
                                                  February 29,  February 28,
                                                     2004           2005
                                                  ---------     -----------

Net income (loss):
   As reported                                    $   1,870     $  (1,205)
   Stock based compensation expense                    --             (44)
                                                  ---------     ---------
   Pro-forma                                      $   1,870     $  (1,249)
                                                  =========     =========

Net income (loss) per common share (basic):
   As reported                                    $    0.09     $   (0.05)
   Pro-forma                                           0.09         (0.06)

Net income (loss) per common share (diluted):
   As reported                                    $    0.08     $   (0.05)
   Pro-forma                                           0.08         (0.06)

(3)  Discontinued Operations

     On February 25, 2005 the Company entered into a plan to discontinue ownership of the Company's majority owned subsidiary, AVM and sell its ownership to the current minority interest shareholder. The Company has planned to discontinue ownership of AVM due to increased competition from non local OEM's and deteriorating credit quality of local customers. The Company plans to sell its remaining equity in AVM for $550 by May 31, 2005, at which time the Company will be released from all of its Malaysian liabilities including bank obligations. As a result of the intended sale of AVM, the Company compared the carrying value of AVM's assets on the Company's consolidated balance sheets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of $408 within discontinued operations for the quarter ended February 28, 2005

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005

     as the carrying value exceeded their estimated fair value.

     On November 1, 2004, the Company completed the divestiture of its Cellular business (formerly known as "ACC" or "Wireless") to UTStarcom, Inc. In connection with the divestiture of Cellular, the Company recorded a receivable for the net working capital adjustment of $8,472, which is included in other current assets on the accompanying consolidated balance sheet at November 30, 2004. During the three months ended February 28, 2005, the Company collected $5,666 of the working capital adjustment resulting in a receivable balance of $2,806 at February 28, 2005. In addition, the Company was required to deposit 5% of the purchase price for Cellular in an escrow amount, which is reflected as restricted cash on the accompanying consolidated balance sheet. Subsequent to February 28, 2005, the Company received the escrow amount and remaining balance of the working capital adjustment in full.

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment of Long-lived Assets," the Company reclassified all associated assets and liabilities of AVM and Cellular as discontinued operations for all periods presented. The following sets forth the carrying amounts of the major classes of assets and liabilities, which are classified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.

                                                     November 30,  February 28,
                                                       2004          2005
                                                     ----------   -----------
Assets
    Accounts receivable, net                           $18,534     $ 1,312
    Inventory                                            1,432       1,076
    Prepaid expenses and other current assets              616         624
                                                       -------     -------
    Current assets of discontinued operations          $20,582     $ 3,012
                                                       =======     =======

    Property, plant and equipment, net                 $   711     $   619
    Other assets                                           214         206
                                                       -------     -------
    Non-current assets of discontinued operations      $   925     $   825
                                                       =======     =======

Liabilities
    Accounts payable                                   $   172     $    24
    Accrued expenses and other current liabilities         572         615
    Bank obligations                                     2,209       2,121
                                                       -------     -------
    Current liabilities of discontinued operations     $ 2,953     $ 2,760
                                                       =======     =======

     Included in current assets of discontinued operations at November 30, 2004 is $16,958 of Cellular accounts receivable.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005


     The  following  is  a  summary  of  financial   results   included   within
     discontinued operations for the three months ended February 29, 2004:


     Net sales from discontinued operations                      $241,528

     Income from discontinued operations before income taxes        1,372
     Provision for income taxes                                       198
                                                                 --------
     Income from discontinued operations, net of tax             $  1,174
                                                                 ========

     Interest expense of $461 was allocated to discontinued operations for the three months ended February 29, 2004. This allocation represents consolidated interest that cannot be attributed to other operations of the Company and such allocations were based on the required working capital needs of the Cellular business.

     The  following  is  a  summary  of  financial   results   included   within
     discontinued operations for the three months ended February 28, 2005:


     Net sales from discontinued operations                    $ 714

     Loss from discontinued operations before income taxes      (694)
     Recovery of income taxes                                    (41)
                                                               -----
     Loss from discontinued operations, net of tax             $(653)
                                                               ======

     Included in income from discontinued operations are tax provisions (recovery of) of $198, and $(41) for the three months ended February 29, 2004 and February 28, 2005, respectively. The Company established valuation allowances for state net operating loss carryforwards as well as other deferred tax assets of Cellular. The net change in the total valuation allowance, which resulted from the utilization of previously fully reserved net operating loss carryforwards of Cellular, for the three months ended February 29, 2004, was a decrease of $529. Such change positively impacted the provision for income taxes during the period indicated.

(4)  Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income
     (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005


     A  reconciliation  between the  denominator of basic and diluted net income
     (loss) per common share is as follows:

                                                                       Three Months Ended
                                                                  ----------------------------
                                                                   February 29,   February 28,
                                                                     2004             2005
                                                                   ----------     ----------
     Weighted average number of common shares outstanding
        (denominator for net  income (loss) per common share,
        basic)                                                     21,922,100     22,051,443
     Effect of dilutive securities:
        Stock options and warrants                                    332,388           --
                                                                   ----------     ----------
     Weighted average number of common shares and potential
        common shares outstanding (denominator for net  income
        (loss) per common share, diluted)                          22,254,488     22,051,443
                                                                   ==========     ==========

     Stock  options and warrants  totaling  1,465,000 for the three months ended
     February 29, 2004 were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the common stock during the period. Stock options and warrants totaling 2,571,155 for the three months ended February 28, 2005 were not included in the net loss per diluted share calculation because these options and warrants were anti-dilutive.

(5)  Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss of $1,841 and $2,238 at November 30, 2004 and February 28, 2005, respectively, includes the net accumulated unrealized loss on the Company's available-for- sale investment securities of $796 and $930 at November 30, 2004 and February 28, 2005, respectively, and foreign currency translation loss of $1,045 and $1,308 at November 30, 2004 and February 28, 2005, respectively.

     The Company's total comprehensive income (loss) was as follows:

                                                                        Three Months Ended
                                                                    --------------------------
                                                                    February 29,  February 28,
                                                                      2004          2005
                                                                    ------------  ------------
     Net income (loss)                                               $ 1,870      $(1,205)

     Other comprehensive income (loss):
        Foreign currency translation adjustments                         545         (263)
        Unrealized holding loss on available-for-sale investment
            securities arising during period, net of tax                (207)        (134)
                                                                     -------      -------
     Other comprehensive income (loss), net of tax                       338         (397)
                                                                     -------      -------
     Total comprehensive income (loss)                               $ 2,208      $(1,602)
                                                                     =======      =======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005

     The change in the net unrealized loss arising during the periods presented above are net of tax benefits of $127 and $82 for the three months ended February 29, 2004 and February 28, 2005, respectively.

(6)  Supplemental Cash Flow Information / Changes in Stockholders' Equity

     The following is supplemental information relating to the consolidated statements of cash flows:

                                                      Three Months Ended
                                              -------------------------------
                                              February 29,  February 28,
                                                 2004          2005
                                              ------------  -------------
     Cash paid during the period:
          Interest (excluding bank charges)     $ 1,000     $   824
          Income taxes (net of refunds)         $ 3,030     $27,929

     Changes in Stockholders' Equity

     During the three months ended February 28, 2005, 7,200 stock options were exercised into shares of Class A common stock aggregating proceeds of $108 to the Company.

     Non-Cash Transactions

     During the three months ended February 29, 2004 and February 28, 2005, the Company recorded an unrealized holding loss relating to available-for-sale marketable investment securities, net of deferred taxes, of $207 and $134, respectively, as a component of accumulated other comprehensive loss.

     During the three months ended February 29, 2004 and February 28, 2005, the Company recorded a non-cash stock compensation charge of $268 and $285, respectively, related to the rights under the call/put options previously granted to certain employees of Audiovox German Holdings GmbH ("Audiovox Germany").

(7)  Business Acquisition

     On  January  4,  2005,  the  Company's  wholly-owned  subsidiary,  Audiovox
     Electronics Corporation, signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. ("Terk") for a purchase price of $13,100. The purchase price is subject to a working capital adjustment based on the working capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. The acquisition of Terk was not significant to the consolidated statement of operations or financial condition. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to increase the Company's market share for satellite radio products as well as accessories for antennas and HDTV products.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005


     The total purchase price, which includes an estimated working capital adjustment of $2,783 and acquisition costs of $531, approximated $16,414 for the acquisition of $24,122 (including $11,583, $10,789 and $1,750 in accounts receivable, inventory and other assets, respectively) in assets and assumption of $18,507 (including $14,247, $4,098 and $162 in accounts payable, bank obligations and other liabilities, respectively) in liabilities. The purchase price and purchase price allocation for the Terk acquisition is not final and is subject to change based upon the completion of an audit of net assets acquired and related working capital adjustment as well as the completion of an independent valuation study. The excess of the estimated purchase price over the fair value of assets and liabilities acquired of $10,799 has been preliminarily allocated to goodwill.

     The following unaudited pro-forma financial information for the three months ended February 29, 2004 and February 28, 2005 represents the combined results of the Company's operations and Terk as if the Terk acquisition had occurred at the beginning of fiscal 2004. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

                                                  February 29,      February 28,
                                                     2004             2005
                                                 --------------    -------------
                                                           (unaudited)
     Net sales                                    $ 146,857          $ 119,814
     Net income (loss)                                1,639             (1,282)
     Net income (loss) per share-diluted          $    0.07          $   (0.06)

(8)  Goodwill and Other Intangible Assets

     The change in the carrying amount of goodwill is as follows:

     Balance at November 30, 2004                                                 $ 7,019
     Goodwill from purchase of Terk (see Note 7 of Notes to Consolidated
        Financial Statements)                                                      10,799
                                                                                  -------
     Balance at February 28, 2005                                                 $17,818
                                                                                  =======

     At November 30, 2004, intangible assets consisted of the following:

                                                       Gross
                                                      Carrying     Accumulated     Total Net
                                                       Value      Amortization     Book Value
                                                   -----------    -------------    ------------

     Patents subject to amortization                 $  677          $  677            --
     Trademarks not subject to amortization           8,043            --            $8,043
                                                     ------          ------          ------
          Total                                      $8,720          $  677          $8,043
                                                     ======          ======          ======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005

         At February 28, 2005, intangible assets consisted of the following:

                                                       Gross
                                                      Carrying     Accumulated     Total Net
                                                       Value      Amortization     Book Value
                                                   -----------    -------------    ------------

     Patents subject to amortization                 $  827          $  681          $  146
     Trademarks not subject to amortization           8,294            --             8,294
                                                     ------          ------          ------
              Total                                  $9,121          $  681          $8,440
                                                     ======          ======          ======

     During the quarter ended February 28, 2005, the Company acquired $251 of trademarks in connection with the Terk acquisition (see Note 7 of Notes to Consolidated Financial Statements) and purchased $150 of patents which expire in February of 2015. The estimated aggregate amortization expense for each of the succeeding years ending February 28, 2010 amounts to $75.

(9)  Equity Investments

     As of November 30, 2004 and February 28, 2005, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor to specialized markets for specialized vehicles, such as RV's and van conversions, of televisions and other automotive sound, security and accessory products. During the quarter ended February 28, 2005, one of the Company's former equity investments, Bliss-tel, issued shares in an initial public offering (see Note 10 of Notes to Consolidated Financial Statements).

     The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

                                November 30,       February 28,
                                  2004               2005
                                ------------       ----------

     Current assets               $22,008          $21,153
     Non-current assets             4,425            4,482
     Current liabilities            4,710            3,586
     Members' equity              $21,723          $22,049

                                  Three Months Ended
                            -----------------------------------
                            February 29,       February 28,
                               2004               2005
                            ------------     ----------------
     Net sales                 $13,966          $10,868
     Gross profit                4,432            3,261
     Operating income            1,537              493
     Net income                $ 1,994          $   682

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005


     The Company's share of income from ASA for the three months ended February 29, 2004 and February 28, 2005, was $997 and $341, respectively. In addition, the Company received distributions from ASA totaling $178 during the three months ended February 28, 2005, which was recorded as a reduction to equity investments on the accompanying consolidated balance sheet.

(10) Bliss-tel Initial Public Offering

     On December 13, 2004, one of the Company's former equity investment's, Bliss-tel Public Company Limited ("Bliss-tel"), issued 230,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owns 30,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. As such, beginning in the quarter ended February 28, 2005, the Company accounted for the Bliss-tel investment as a trading security in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" whereby the unrealized holding gains on losses on Bliss-tel stock will be included in earnings. As a result of this transaction, the Company recorded a net gain of $2,516 for the three months ended February 28, 2005 which is included in other income on the accompanying statement of operations.

     As of February 28, 2005, the Bliss-tel investment had a value of $4,532 and is reflected within other current assets on the accompanying consolidated balance sheet.

(11) Income Taxes

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

     A reconciliation of the provision for (benefit of) income taxes from continuing operations computed at the Federal statutory rate to the reported provision for (benefit of) income taxes is as follows:

                                                                        Three Months Ended
                                                       ------------------------------------------------
                                                           February 29,              February 28,
                                                               2004                      2005
                                                       ------------------        -------------------

     Tax provision at Federal statutory rate             $ 442      35.0%         $(517)     (35.0)%
     State income taxes, net of Federal benefit             76       6.0            (57)      (3.8)
     Foreign tax rate differential                          35       2.8            (87)      (5.9)
     Permanent items                                        17       1.2           (193)     (13.1)
     Changes in rates and other, net                        32       2.7            (70)      (4.8)
                                                         -----      ----          -----       ----
                                                         $ 602      47.7%         $(924)     (62.6)%
                                                         =====      =====         =====      =======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005


     Changes in rates and other, net, is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

     The effective tax rate for the three months ended February 28, 2005, was a benefit of 62.6% compared to a provision of 47.7% in the prior period. The increase in the effective benefit rate for 2005 was primarily due to tax exempt interest income earned on short-term investments during the three months ended February 28, 2005.

(12) Accrued Sales Incentives

     A summary of the activity with respect to the Company's sales incentives is provided below:

                                                             For the Three Months Ended
                                                     -------------------------------------
                                                      February 29,         February 28,
                                                        2004                  2005
                                                     -------------       ----------------

     Opening balance                                   $ 14,605           $  7,584
     Accruals                                             2,967              3,860
     Payments                                            (8,322)            (4,673)
     Reversals for unearned sales incentive              (1,370)              (732)
     Reversals for unclaimed sales incentives            (1,054)              (589)
                                                       --------           --------
     Ending balance                                    $  6,826           $  5,450
                                                       ========           ========

(13) Product Warranties and Product Repair Costs

     The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:

                                                                            Three Months Ended
                                                                      ---------------------------------
                                                                        February 29,        February 28,
                                                                           2004                2005
                                                                        ------------       -----------

     Opening balance                                                      $ 14,695           $ 11,794
     Liabilities accrued for warranties issued during the period             2,324              1,365
     Warranty claims paid during the period                                 (1,716)            (1,765)
                                                                          --------           --------
     Ending balance                                                       $ 15,303           $ 11,394
                                                                          ========           ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005


(14) Financing Arrangements

     The Company has the following financing arrangements:

                                                                             November 30,       February 28,
                                                                                2004                 2005
                                                                             ------------       ------------
Bank Obligations
Domestic bank obligation (a)                                                          -                  -
Euro factoring obligation (b)                                                  $  5,485           $  5,900

Debt

Euro loan agreement (c)                                                        $  9,377           $  8,639
Other (d)                                                                           829              1,109
                                                                               --------           --------
Total debt                                                                     $ 10,206           $  9,748
                                                                                =======           ========

     (a)  Domestic Bank Obligations

          At November 30, 2004 and February 28, 2005, the Company has an un-guaranteed credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on May 30, 2005 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of November 30, 2004 and February 28, 2005, no direct amounts are outstanding under this agreement.

     (b)  Euro Factoring Obligation

          The Company has a 16,000 Euro accounts receivable and inventory factoring arrangement for the Company's subsidiary, Audiovox Germany which expires on October 25, 2005 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 80% of face value and payment of the remaining 20% upon receipt from the customer of the balance of the receivable purchased. The rate of interest is Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for this arrangement.

     (c)  Euro Loan Agreement

          On September 2, 2003, Audiovox Germany borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5 year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. The term loan matures on August 30, 2008. Payments are due in 60 monthly installments and interest accrues at (i) 2.75% over the Euribor rate for the Tranche A and (ii) 3.5% over the three months Euribor rate for Tranche B. Any amount repaid may not be reborrowed. The term loan becomes immediately due and payable if a change of control occurs without permission of the financial institution.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005


          Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox German Holdings GmbH and on all brands and trademarks of the Audiovox German Holdings Group. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox German Holdings. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings. The short and long term amounts outstanding under this agreement were $2,497 and $6,880, respectively, at November 30, 2004 and $2,411 and $6,228, respectively, at February 28, 2005.

     (d)  Other Debt

          This amount consists primarily of a call put option owed to certain employees of Audiovox Germany in the amount of $829 and $1,109 at November 30, 2004 and February 28, 2005, respectively.

(15) Contingencies and Legal Matters

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all such pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

     During the fourth quarter of 2004, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. On January 10, 2005, Vice Chancellor Steven Lamb of the Court of Chancery of the State of Delaware, New Castle County, granted an order permitting the filing of a Consolidated Complaint by several shareholders of Audiovox Corporation derivatively on behalf of Audiovox Corporation against Audiovox Corporation, ACC and the directors of Audiovox Corporation captioned "In Re Audiovox Corporation Derivative Litigation". The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments pursuant to which Audiovox and ACC executives were paid from the net proceeds of the sale of certain assets of ACC to UTStarcom, Inc., (b) disgorgement to ACC of $16 million paid to Philip Christopher pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4 million paid to Philip Christopher as compensation for termination of his Employment Agreement and Award Agreement with ACC, (d) disgorgement to ACC of $1,916,477 paid to John Shalam pursuant to an Award Agreement with ACC, and (e) recovery by ACC of $5 million in severance payments distributed by Philip Christopher to ACC's former employees. ACC is sued as a nominal defendant only. Defendants have filed a motion to dismiss the complaint. Defendants Paul C. Kreuch, Jr, Dennis F. McManus, Irving Halevy and Peter A. Lesser, have been appointed as the members of a Special Litigation Committee (the "SLC") of the Board of Directors of the Company. On March 30, 2005, the SLC filed a Motion to Stay Proceedings (the "Motion to Stay") seeking to stay the derivative action pending an investigation by the SLC of the matters alleged in the consolidated complaint. The Motion to Stay is scheduled for oral argument on April 22, 2005. The Company intends to vigorously defend this matter. However, no

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005


     assurances regarding the outcome of this matter can be given at this point in the litigation.

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

     During the third quarter of 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association, International Centre in New York, New York, seeking recovery of monies alleged to have been wrongfully taken by
     individual   Respondents  and  damages  for  fraud.   Respondents  asserted
     counterclaims alleging that the Company engaged in certain business practices that caused damage to Respondents. The matter was submitted to mediation during the fourth quarter of fiscal 2004 and settled subsequent to year end. The settlement provides, in pertinent part, for a payment (to be made upon satisfaction of certain pre- closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership in the Venezuelan companies and a release of any and all claims. As of February 28, 2005, the satisfaction of the aforementioned pre-closing conditions were not satisfied and no liability has been recorded.

     On September 17, 2004, Shintom Co. Ltd. commenced action against Audiovox Corporation in the Chancery Court of the State of Delaware, New Castle County, seeking recovery of the sum of $2,500 or the value of Audiovox preferred stock determined as of April 16, 1987 (the date of the merger of Audiovox Corp., a New York corporation, with Audiovox Corporation, a Delaware corporation) which preferred stock was purchased by Shintom from Audiovox in April 1981. In lieu of answering, the Company has moved to dismiss the complaint. The motion to dismiss was heard on April 5, 2005 and we are awaiting Chancellor Chandler's decision on the motion. The Company believes that the lawsuit is baseless and it intends to vigorously defend this matter. However, no assurance regarding the outcome of this matter can be given at this point in the litigation.

     The consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones is still pending. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the District Court's order dismissing the complaints on grounds of federal pre-emption. The Fourth Circuit remanded the actions to each of their respective state courts, except for the Naquin litigation which was remanded to the local Federal Court. Defendants intend to file a petition for rehearing with the Fourth Circuit.

     The Company and ACC, along with other manufacturers of wireless phones and cellular service providers, were named as defendants in two class action lawsuits alleging non-compliance with Federal Communications Commission ("FCC") ordered emergency 911 call processing capabilities. These lawsuits were consolidated and transferred to the United States District Court for

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

           Three Months Ended February 29, 2004 and February 28, 2005


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

(16) New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R ("Statement 123R"), "Share Based Payment". Statement 123R is a revision of FAS Statement 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock issued to Employees" (APB No.25). Statement 123R requires a public entity to measure the cost of employee services recognized in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Statement 123R is effective the first interim or annual period that begins after June 15, 2005 or the Company's fourth quarter and fiscal year ended November 30, 2005. The adoption of Statement 123R will rescind the Company's current accounting for stock based compensation under the intrinsic method as outlined in APB No. 25. Under APB No. 25, the issuance of stock options to employees generally resulted in no compensation expense to the Company. The adoption of Statement 123R will require the Company to measure the cost of stock options based on the grant-date fair value of the award as discussed in
     Note 2 of Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars in thousands, except share and per share data)

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an overview of the business. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the three months ended February 29, 2004 compared to the three months ended February 28, 2005. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources, including Contractual and Commercial Commitments," We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements". All financial information, except share and per share data, is presented in thousands.

Business Overview and Strategy

     The Company through its four wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc. ("Code") and Audiovox German Holdings GmbH and three majority-owned subsidiaries: Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A. markets its products under the Audiovox(R) brand name and other brand names, such as Jensen(R), Prestige(R), Pursuit(R), Rampage(TM), Code-Alarm(R), Car Link(R), Movies 2 Go(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R), Advent(R), and Phase Linear(R), as well as private labels through a large and diverse distribution network both domestically and internationally.

     On November 1, 2004, the Company completed the divestiture of its Cellular business (formerly known as "ACC", "Cellular" or "Wireless"). In addition, on February 25, 2005, the Company entered into a plan to discontinue ownership of the Company's majority-owned subsidiary, Audiovox Malaysia ("AVM"). Accordingly, the Company has presented the financial results of Cellular and AVM as discontinued operations for all periods presented (see Note 3 of Notes to Consolidated Financial Statements). In addition, certain reclassifications have been made to the 2004 consolidated financial statements in order to conform to the current period presentation.

     On January 4, 2005, the Company's wholly-owned subsidiary, Audiovox Electronics Corporation, signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. ("Terk") for a purchase price of $13,100. The purchase price is subject to a working capital adjustment based on the working capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. The purpose of this acquisition is to increase the Company's market share for satellite radio products as well as accessories for antennas and HDTV products.

     Management reviews the financial results of the Company based on the performance of the Electronics Group and Administrative Group. The Electronics Group is comprised of sales operating subsidiaries that sell Mobile and Consumer Electronics. The Administrative Group consists of treasury, legal, human resources, Information Technology ("IT") and accounting services that are provided to the Electronics Group. In prior years, the Electronics Group had three sales categories (Mobile, Consumer and Sound). Based on the current marketplace and management's overall assessment of the Company, the sales categories have been reclassified into Mobile Electronics and Consumer Electronics, therefore eliminating the Sound category.

     Mobile electronics products include:

     o mobile video products, including overhead, headrest and portable mobile video systems,

     o autosound products including mobile multi-media products, radios, speakers, amplifiers, CD changers,
     o satellite radios including plug and play models and direct connect models,
     o    automotive security and remote start systems,
     o    navigation systems,
     o    rear observation systems, collision avoidance systems and
     o    automotive power accessories, including cruise control systems.

     Consumer electronics include:

     o    LCD, flat panel and under-cabinet televisions,
     o    portable DVD players,
     o    home and portable stereos,
     o    GMRS radios and
     o Digital multi-media products such as personal video recorders, MP3 players, MPG 4 products

     The Company reclassified the Cellular and Audiovox Malaysia Group results from continuing operations and now reflects these results within discontinued operations (refer to discussion below under Discontinued Operations).

Critical Accounting Policies and Estimates

     As disclosed in the Annual Report on Form 10-K for the fiscal year ended November 30, 2004, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with general accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable; inventory, goodwill and other intangible assets; warranties and income taxes. Since November 30, 2004, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

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

     As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three months ended February 29, 2004 and February 28, 2005. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

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

Three Months Ended February 29, 2004 Compared to Three Months Ended February 28, 2005

Continuing Operations

     The following tables sets forth, for the periods indicated, certain statement of operations data for the three months ended February 29, 2004 and February 28, 2005.

Net Sales

                                    February 29,     February 28,          $            %
                                       2004             2005             Change       Change
                                    ------------    -------------       ---------     ----------

     Mobile Electronics             $ 89,103          $ 74,678          $(14,425)       (16.2)%
     Consumer Electronics             46,253            41,302            (4,951)       (10.7)
                                    --------          --------          --------         ------
           Total net sales          $135,356          $115,980          $(19,376)       (14.3)%
                                    ========          ========          ========        =======

     Mobile Electronics sales, which represented 64.4% of net sales, decreased primarily due to the continual price erosion and competition within the mobile video category brought on by lower portable DVD prices and increased presence by original equipment car manufacturers. The decline in Mobile Electronics was partially offset by sales generated from the recent acquisition of Terk in January of 2005 and increased Code sales due to increased sales to its customer base which includes OEM's.

     Consumer Electronics sales, which represented 35.6%, of net sales, decreased primarily due to the timing of product shipments. In 2004, a large volume of sales orders were shipped in February, whereas in 2005, a large volume of sales orders were shipped in March. The decline in Consumer Electronics was partially offset by increased sales for LCD flat-panel TV's as result of increased demand.

     Sales incentive expense increased $1,996 to $2,539 for the three months ended February 28, 2005 as a result of the Company offering more sales incentive programs to mass merchants and large retailers in an effort to increase sales. Also, the increase in sales incentive expense is attributable to a $1,103 decrease in reversals for the three months ended February 28, 2005 as compared to the prior year. Specifically, reversals for unearned and unclaimed sales incentives for the three months ended February 28, 2005 decreased $638 and $465 as compared to the prior year, respectively. The decline in reversals is due to increased achievement of Volume Incentive Rebate programs and increased claims from customers as compared to the prior year. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. The majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                            February 29,        February 28,
                               2004                2005
                            ------------       -------------

     Gross profit           $  21,128           $  16,071
     Gross margins               15.6%               13.9%

     Gross margins decreased to 13.9% for the three months ended February 28, 2005 as compared to 15.6% for the three months ended February 29, 2004. Gross margins were adversely impacted by a reduction in selling prices within the mobile video category as a result of the continual increase in competition and price erosion. Inventory write-downs adversely impacted gross margins by $2,630 (1.9%) and $924 (0.8%) during the three months ended February 29, 2004 and February 28, 2005, respectively. The decrease in write-downs was primarily due to better inventory positions coming out of the holiday season. In fiscal 2004, the Company experienced significant write-downs as a result of new product introductions during the three months ended February 29, 2004 which resulted in a decline in selling prices of older models.

     The above declines in margins were offset by margins achieved in Code due to an increase in sales as well as increased margins from the sale of Terk products. Furthermore, reversals of sales incentive expense favorably impacted gross margins by 1.8% and 1.1% during the three months ended February 29, 2004 and February 28, 2005, respectively.

Operating Expenses and Operating Income (Loss)

     The following table presents the results of the Company separated by the Electronics and Administrative Groups.

                                                      February 29,       February 28,          $            %
                                                          2004               2005           Change        Change
                                                   ------------------  ----------------   -----------  ------------
     Selling                                          $  6,115           $  6,949           $    834       13.6%
     General and administrative                          9,670              8,847               (823)      (8.5)
     Warehousing and technical support                     969              1,468                499       51.5
                                                      ---------          --------           --------
          Electronics operating expenses                16,754             17,264                510        3.0
     Electronics operating income (loss)                 4,374             (1,193)            (5,567)         *
     Electronics other income (expense)                    755               (530)            (1,285)         *
                                                      ---------          --------           --------
          Electronics pre-tax income (loss)              5,129             (1,723)            (6,852)         *
     Administrative operating expenses                   3,843              4,608                765       19.9%
     Administrative other income (loss)                    (23)             4,855              4,878          *
                                                      ---------          --------           --------
          Consolidated pre-tax income (loss)          $  1,263           $ (1,476)          $ (2,739)         *
                                                      =========          ========           =========

* Greater than 100 percent

     Consolidated operating expenses increased $1,275, or 6.2%, for the three months ended February 28, 2005, as compared to 2004. As a percentage of net sales, operating expenses increased to 18.9% for the three months ended February 28, 2005, from 15.2% in 2004.

     Electronics operating expenses increased $510, or 3.0%, for the three months ended February 28, 2005 as compared to 2004. As a percentage of net sales, Electronics operating expenses increased to 14.9% for the three months ended February 28, 2005, compared to 12.4% in 2004.

     Electronics selling expenses increased during the three months ended February 28, 2005, due to the following:

     o $484 increase in commissions and $136 in salesmen salaries as a result of changes in compensation programs related to commissionable sales for Jensen products as well as the additional costs necessary to promote the recently acquired Terk product line.

     o Trade show expenses and travel and lodging increased $122 and $257, respectively, as a result of the acquired Terk product line and additional promotions presented at the Consumer Electronics show.

     o The above increases were partially offset by a $216 decrease in advertising due to a decline in Audiovox Germany sales.

     Electronics general and administrative expenses decreased due to the following:

     o $316 decrease in officer and office salaries as a result of cost cutting initiatives due to the decline in sales. This decline was partially offset by increased salaries as a result of the Terk acquisition.

     o $186 decrease in occupancy costs due to decreased costs of Audiovox Germany due to decreased space requirements partially offset by increased costs as a result of the Terk acquisition.

     o $296 decrease in bad debt expense due to the recovery of a previously reserved bad debt. The Company does not consider this to be a trend in the overall accounts receivable.

     o The above decreases were partially offset by an increase of $123 in professional fees due to legal costs incurred to develop, settle and protect patent rights. The Company expects, as technology for electronic products become more complex, the Company will have to expend more resources on defending patent rights and obtaining patents on new products.

     Electronics warehousing and technical support increased due to an increase in direct labor of $407 as a result of: increased inventory levels, the recent Terk acquisition and the continual increase in product complexity which has resulted in the Company hiring additional engineers and providing added customer service.

     Electronics operating income decreased to a loss of $1,193 for the three months ended February 28, 2005, as a result of a decline in gross margins and increased operating expenses.

     The following is a summary of administrative operating expenses:

                                                       February 29,     February 28,         $              %
                                                           2004             2005           Change         Change
                                                     ----------------  ---------------  ------------   ------------
     Advertising                                         $ 1,025           $ 1,043         $    18            1.8%
     Professional fees                                       956             1,185             229           24.0
     Depreciation                                            241               311              70           29.0
     Insurance                                               264               248             (16)          (6.1)
     Officers' salaries                                      383               242            (141)         (36.8)
     Office salaries and other                             2,287             2,521             234           10.2
     Allocations                                          (1,313)             (942)            371           28.3
                                                         -------           -------         -------          ------
          Total administrative operating expenses          3,843             4,608             765           19.9%

     Administrative other income (loss)                      (23)            4,855           4,878              *
                                                         --------          -------         -------
          Administrative pre-tax income (loss)           $(3,866)          $   247         $ 4,113              *
                                                         ========          =======         =======

* Greater than 100 percent

     The increase in professional fees is a result of increased legal and auditing fees. Other administrative operating expenses, which are mainly comprised of occupancy costs, accounting, IT and office salaries, increased primarily due to an increase in occupancy costs, telecommunications, taxes and licenses. Corporate allocations decreased as certain administrative expenses were allocated to the Company's discontinued Cellular Group in the prior year. The Company entered into a transition service agreement in November 2004 with UTStarcom to provide certain IT services in connection with the sale of the Cellular Group. The fees billed for the transition service agreement amounted to $170 during the three months ended February 28, 2005 and such fees are included in other income on the consolidated statements of operations. The Company is in the process of reducing administrative expenses as a result of the change in business structure.

     The decline in Electronics operating income coupled with administrative operating expenses resulted in a consolidated operating loss of $5,801 for the three months ended February 28, 2005.

Other Income (Expense)

                                                   February 29,      February 28,           $
                                                      2004              2005             Change
                                                  ------------       ------------       --------

     Interest and bank charges                      $  (963)          $  (633)          $   330
     Equity in income of equity investees             1,071               353              (718)
     Other, net                                         624             4,605             3,981
                                                    -------           -------           -------
              Total other income (expense)          $   732           $ 4,325           $ 3,593
                                                    =======           =======           =======

     Interest expense and bank charges decreased primarily due to the reduction in outstanding bank obligations. The Company expects interest expense to decrease in fiscal 2005 as the Company repaid all amounts outstanding under its domestic bank obligations on November 1, 2004 and the Company has no outstanding amounts under its domestic bank obligations at February 28, 2005. Interest and bank charges during the three months ended February 28, 2005 primarily represent expenses for debt and bank obligations of Audiovox Germany and interest for a capital lease.

     Equity in income of equity investees decreased primarily due to a decrease in the equity income of ASA as a result of decreased sales due to increased competition for van conversion products and a decline in sales of one major customer.

     Other income increased due to a $2,516 unrealized gain as a result of an initial public offering of Bliss-tel, a former equity investment. In addition, interest income increased $818 due to the returns on the purchase of short-term investments. Furthermore, other expense decreased $414 as a result of lower foreign exchange devaluation in the Company's Venezuelan subsidiary as compared to the prior year. The Company expects other income to increase during fiscal 2005 as a result of expected returns on short-term investments purchased in November of fiscal 2004.

Provision (Benefit) for Income Taxes

     The effective tax rate for the three months ended February 28, 2005, was a benefit of 62.6% compared to a provision of 47.7% in the prior period. The increase in the effective benefit rate for 2005 was primarily due to tax exempt interest income earned on short-term investments during the three months ended February 28, 2005.

Income (Loss) from Discontinued Operations

     On February 25, 2005 the Company entered into a plan to discontinue ownership of the Company's majority owned subsidiary, Audiovox Malaysia ("AVM") and sell its ownership to the current minority interest shareholder. In addition, on November 1, 2004, the Company completed the divestiture of its Cellular business (formerly known as "ACC" or "Wireless") to UTStarcom.

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations for the three months ended February 29, 2004:


     Net sales from discontinued operations                      $241,528

     Income from discontinued operations before income taxes        1,372
     Provision for income taxes                                       198
                                                                 --------
     Income from discontinued operations, net of tax             $  1,174
                                                                 ========

     Interest expense of $461 was allocated to discontinued operations for the three months ended February 29, 2004. This allocation represents consolidated interest that cannot be attributed to other operations of the Company and such allocations were based on the required working capital needs of the Cellular business.

     The  following  is  a  summary  of  financial   results   included   within
     discontinued operations for the three months ended February 28, 2005:


     Net sales from discontinued operations                    $ 714

     Loss from discontinued operations before income taxes      (694)
     Recovery of income taxes                                    (41)
                                                               -----
     Loss from discontinued operations, net of tax             $(653)
                                                               ======
Loss from discontinued operations, net of tax

     Income from discontinued operations, net of tax, provided income of $1,174 for the three months ended February 29, 2004 compared to a loss from discontinued operations of $653 for the three months ended February 28, 2005. Included in loss from discontinued operations for the three months ended February 28, 2005 is a write-down charge of $408 for AVM assets as a result of the intended sale of AVM. The decline of income from discontinued operations for the three months ended February 28, 2005 as compared to the prior year is due to increased losses of AVM as well as the sale of the Cellular Group on November 1, 2004.

Net Income (Loss)

     As a result of decreased sales and gross margins partially offset by increased other income, net loss for the three months ended February 29, 2004 was $1,870 compared to net income of $1,205 in 2005. Earnings (loss) per share for the three months ended February 29, 2004 was $0.09 (basic) and $0.08 (diluted) as compared to ($0.05) (basic and diluted) for 2005. Net income was favorably impacted by sales incentive reversals of $3,100 and $1,321 for the three months ended February 29, 2004 and February 28, 2005, respectively.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

     As of February 28, 2005, the Company had working capital of $351,347, which includes cash and short-term investments of $158,233 compared with working capital of $362,018 at November 30, 2004, which includes cash and cash equivalents and short-term investments of $167,646. The Company plans to utilize its current cash position as well as collections from accounts receivable to fund the current operations of the business. However, the Company may utilize all or a portion of the current capital resources to pursue other business opportunities, including acquisitions.

     Historically, the Company had financed its operations through a combination of available borrowings under bank lines of credit and debt and equity securities, which was typically dependent on the collections of accounts receivable and purchase of inventory. As of November 30, 2004 and February 28, 2005, the Company has a credit line to fund the temporary short-term working capital needs of the Company. This line expires on May 30, 2005 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%.

     Operating activities provided cash of $3,707 for the three months ended February 28, 2005 compared to cash used of $212 in 2004. The increase in cash provided by operating activities as compared to the prior year is primarily due to the collection of accounts receivable, including assets of discontinued operations and decreased inventory, partially offset by a decrease in accounts payable and income taxes.

     The following significant fluctuations in the balance sheets impacted cash flow from operations:

     o Cash flows from operating activities for the three months ended February 28, 2005 were favorably impacted by a decrease in accounts receivable primarily from collections. Accounts receivable turnover approximated 4.6 during for the three months ended February 28, 2005 compared to 4.4 in the comparable period in the prior year. Overall collections of accounts receivable and credit quality of customers has improved, however, accounts receivable collections are often impacted by general economic conditions.

     o Cash flow from operations were favorably impacted by a decrease in inventory due to a decline in purchasing. The increase was partially offset by decreased inventory turnover which approximated 3.0 during for the three months ended February 28, 2005 compared to 3.1 in the comparable period in the prior year due to a decline in sales.

     o In addition, cash flow from operating activities for the three months ended February 28, 2005, was impacted by a decrease in accounts payable, primarily from payments made to inventory vendors. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases and amount of inventory on hand.

     o Income taxes payable decreased $30,418 during the three months ended February 28, 2005, primarily due to a tax payment made in connection with the gain on the sale of the Cellular business in fiscal 2004.

     Investing activities used $24,239 during the three months ended February 28, 2005, primarily due to the acquisition of Terk and purchase (net of sales) of short-term investments. The usage of cash from investing activities was partially offset by the collection of a working capital adjustment of $5,666 in connection with the sale of the sale of the Cellular business. Investing activities provided cash of $2,526 during the three months ended February 29, 2004, primarily due to a distribution received from an equity investee.

     Financing activities used $4,227 during the three months ended February 28, 2005, primarily from the payment of bank obligations which were acquired in connection with the Terk acquisition. Financing activities for the three months ended February 29, 2004 used cash of $2,211 mainly due to payments of debt.

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At February 28, 2005, such obligations and commitments are as follows:

                                                          Payments Due By Period
                                     ---------------------------------------------------------------------
Contractual Cash                                    Less than      1-3            4-5          After
   Obligations                         Total         1 Year       Years          Years        5 Years
------------------------              -------       -------       -------       -------       -------

     Capital lease obligation (1)       $13,359       $   771       $ 1,324       $ 1,156       $10,108
     Operating leases (2)                 8,312         2,891         4,559           862          --
                                        -------       -------       -------       -------       -------
     Total contractual cash
       obligations                      $21,671       $ 3,662       $ 5,883       $ 2,018       $10,108
                                        =======       =======       =======       =======       =======

                                                             Amount of Commitment
                                                             Expiration per period
                              -----------------------------------------------------------------------------------
                                         Total
      Other Commercial                  Amounts       Less than                                 After
         Commitments                   Committed       1 Year       1-3 Years     4-5 Years    5 years
         -----------                   ---------      ---------     ---------     ---------    -------

     Lines of credit (3)                $ 5,900       $ 5,900          --            --         --
     Stand-by letters of
        credit (4)                        2,807         2,807          --            --         --
     Commercial letters of
        credit (4)                          141           141          --            --         --
     Debt (5)                             9,748         2,411       $ 6,091       $ 1,246
     Unconditional
        purchase obligations(6)          78,544        78,544          --            --         --
                                        -------       -------       -------       -------       ----
     Total commercial commitments       $97,140       $89,803       $ 6,091       $ 1,246       --
                                        =======       =======       =======       =======       =====


(1) Represents total payments due under a capital lease obligation which has a current and long term principal balance of $126 and $6,091, respectively at February 28, 2005.

(2)  The Company enters into operating leases in the normal course of business.

(3) Represents amounts outstanding under the German factoring agreement at February 28, 2005. The German credit facility consists of accounts receivable and inventory factoring up to 16,000 Euros and a working capital facility, secured by accounts receivable and inventory, up to 6,000 Euros. The facilities are renewable on an annual basis.

(4) Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit to secure certain bank obligations and insurance requirements.

(5) Represents amounts outstanding under a loan agreement for Audiovox Germany which was acquired in connection with the Recoton Acquisition. This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.

(6) Unconditional purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

     Under the asset purchase agreement for the sale of the Cellular business to UTStarcom ("UTSI"), the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition. The Company is not aware of any such claim(s) for indemnification.

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

Treasury Stock

     The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). No shares were purchased under the Program during fiscal 2004 or fiscal 2005. As of November 30, 2004 and February 28, 2005, 1,070,957 shares were repurchased under the Program at an average price of $7.93 per share for an aggregate amount of $8,497.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

     During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and chief executive officer, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004 the Company entered into an agreement to sub-lease the building to UTSI for monthly payments of $46 until November 1, 2009. The Company also leases another facility from its principal stockholder. Total lease payments required under the leases for the five-year period ending February 29, 2010 are $4,920.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R ("Statement 123R"), "Share Based Payment". Statement 123R is a revision of FAS Statement 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock issued to Employees" (APB No.25). Statement 123R requires a public entity to measure the cost of employee services recognized in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Statement 123R is effective the first interim or annual period that begins after June 15, 2005 or the Company's fourth quarter and fiscal year ended November 30, 2005. The adoption of Statement 123R will rescind the Company's current accounting for stock based compensation under the intrinsic method as outlined in APB No. 25. Under APB No. 25, the issuance of stock options to employees generally resulted in no compensation expense to the Company. The adoption of Statement 123R will require the Company to measure the cost of stock options based on the grant-date fair value of the award as discussed in Note 2 of Notes to Consolidated Financial Statements.

Forward-Looking Statements

     Except for historical information contained herein, statements made in this Form 10-Q that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the dependency on key executives, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in the Company's Form 10-K for the fiscal year ended November 30, 2004. These factors, among others, may cause actual results to differ materially from the results suggested in the forward- looking statements. Forward-looking statements include statements relating to, among other things:

     o    growth trends in the mobile and consumer electronic businesses
     o technological and market developments in the mobile and consumer electronics businesses
     o    liquidity
     o    availability of key employees
     o    expansion into international markets
     o    the availability of new consumer and mobile electronic products

     These   forward-looking   statements   are  subject  to   numerous   risks,
uncertainties and assumptions about the Company including, among other things:

     o    the ability to keep pace with technological advances
     o impact of future selling prices on Company profitability and inventory carrying value
     o    significant   competition  in  the  mobile  and  consumer  electronics
          businesses
     o    quality and consumer acceptance of newly introduced products
     o    the relationships with key suppliers
     o    the relationships with key customers
     o    possible increases in warranty expense
     o    changes in the Company's business operations
     o    the loss of key employees
     o    foreign currency risks
     o    political instability
     o    changes in U.S. federal, state and local and foreign laws
     o    changes in regulations and tariffs
     o    seasonality and cyclicality
     o    inventory obsolescence and availability
     o    changes in global or local economic conditions
     o    investments and pursuit of acquisitions
     o    diversification of our business
     o    contingent liabilities
     o    litigation from intellectual property rights

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

     Marketable securities at November 30, 2004 and February 28, 2005, which are recorded at fair value of $5,988 and $6,721, respectively, include an unrealized loss of $1,284 and $1,501, respectively, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $599 and $672 as of November 30, 2004 and February 28, 2005, respectively. Actual results may differ.

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

Foreign Exchange Risk

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are forward contracts with banks. The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the financial institution. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. There were no hedge transactions at November 30, 2004 or February 28, 2005. Therefore, the potential loss in fair value for a net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of November 30, 2004 and February 28, 2005 is not applicable.

     The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2004 and February 28, 2005, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Malaysian ringgit, Thailand baht and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2004 and February 28, 2005, amounts to $3,194 and $3,565, respectively. Actual results may differ.

ITEM 4.    CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2005, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weaknesses in our internal control over financial reporting identified during the fiscal 2004 internal control over financial reporting evaluation in connection with Section 404 of the Sarbanes-Oxley Act of 2002. To address these control weaknesses, the Company performed additional analysis and performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly presents, in all material respects our financial condition, results of operations and cash flows for the periods presented.

     Management's assessment identified the following material weaknesses in the Company's internal control over financial reporting as of February 28, 2005 (this section of Item 4. Controls and Procedures, should be read in conjunction with Item 9A. Controls and Procedures, included in the Company's Form 10-K for the fiscal year ended November 30, 2004, for additional information on Management's Report on Internal Controls Over Financial Reporting):

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

3. A deficiency in the design of the controls pertaining to the processing of non-routine customer sales orders existed. These sales orders, which represent 3% of consolidated net sales, require the expedited shipment of the Company's merchandise to the customer. The specific control deficiency identified relates to the lack of evidence supporting the approval of these non-routine sales orders. Accordingly, management concluded that this matter represents a material weakness as it may have a potential material impact on net sales, accounts receivable and the Company's inventory balances;

4. A deficiency in the lack of evidential documentation supporting the oversight and monitoring activities of the financial statements and the internal control environment of the Company's international subsidiary in Germany existed. The Germany subsidiary, which was acquired in July 2003, accounted for approximately 6% of the Company's total consolidated assets and approximately 13% of consolidated net sales as of and for the three months ended February 28, 2005. The specific control deficiencies identified relate to the lack of evidence documenting the review of significant transactions, account analysis and accounting entries by the appropriate personnel and the lack of evidence documenting the Company's oversight and monitoring activities of its German operations even though the review process was indeed performed. Accordingly, management concluded that these matters represent a material weakness to the Company's overall control environment.

     The Company identified these deficiencies in its internal control over financial reporting during the fiscal 2004 implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and; accordingly, these control deficiencies have either been remediated or are in the process of being remediated subsequent to February 28, 2005, and before the issuance of this Quarterly Report on Form 10-Q. The findings outlined above were classified as material weaknesses in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company's interim or annual financial statements could occur. However, substantially all the material control findings identified by management did not cause a material misstatement or have an adverse impact to the Company's financial position or results of operations as of and for the three months ended February 28, 2005. Refer to the specific remediation steps identified below.

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

3. Enhanced the design of the controls relating to the Company's non-routine customer sales order process by requiring the warehouse personnel to check and verify that there is evidence of an authorized signature from the financial department (from the authorized signature sheet) before the non-routine sales order is shipped to the customer;

4. Increase the review and adherence to the Company's policies and procedures in connection with the fiscal 2005 monitoring activities of Section 404 of the Sarbanes-Oxley Act of 2002 and to ensure that process owners are compliant with the evidential documentation requirements and the rules and regulations of the Securities and Exchange Commission that require the appropriate evidence of review and approval of significant transactions, account analysis and related accounting entries by implementing a documentation and review process. In addition, management will frequently (during the fiscal 2005 second, third and fourth quarters) measure against the results of its fiscal 2004 remediation plans by significant business process to ensure compliance by the Company's process owners with their documented remediation plans.

     The Company believes that the above measures have addressed all matters identified as a material weakness by management. The Company will continue to monitor the effectiveness of its disclosure controls and procedures on an ongoing basis and will take further actions, as appropriate.

Changes in Internal Control Over Financial Reporting

     There have been no significant changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting. However, the Company made changes to the design and operation of internal control over financial reporting during the fiscal 2005 first quarter in order to increase the design and operating effectiveness of internal controls in connection with the fiscal 2004 implementation of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company is currently implementing enhancements to the Company's internal control over financial reporting to address the material weaknesses described above.

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

     During the fourth quarter of 2004, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. On January 10, 2005, Vice Chancellor Steven Lamb of the Court of Chancery of the State of Delaware, New Castle County, granted an order permitting the filing of a Consolidated Complaint by several shareholders of Audiovox Corporation derivatively on behalf of Audiovox Corporation against Audiovox Corporation, ACC and the directors of Audiovox Corporation captioned "In Re Audiovox Corporation Derivative Litigation". The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments pursuant to which Audiovox and ACC executives were paid from the net proceeds of the sale of certain assets of ACC to UTStarcom, Inc., (b) disgorgement to ACC of $16 million paid to Philip Christopher pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4 million paid to Philip Christopher as compensation for termination of his Employment Agreement and Award Agreement with ACC, (d) disgorgement to ACC of $1,916,477 paid to John Shalam pursuant to an Award Agreement with ACC, and (e) recovery by ACC of $5 million in severance payments distributed by Philip Christopher to ACC's former employees. ACC is sued as a nominal defendant only. Defendants have filed a motion to dismiss the complaint. Defendants Paul C. Kreuch, Jr, Dennis F. McManus, Irving Halevy and Peter A. Lesser, have been appointed as the members of a Special Litigation Committee (the "SLC") of the Board of Directors of the Company. On March 30, 2005, the SLC filed a Motion to Stay Proceedings (the "Motion to Stay") seeking to stay the derivative action pending an investigation by the SLC of the matters alleged in the consolidated complaint. The Motion to Stay is scheduled for oral argument on April 22, 2005. The Company intends to vigorously defend this matter. However, no assurances regarding the outcome of this matter can be given at this point in the litigation.

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

     During the third quarter of 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association, International Centre in New York, New York, seeking recovery of monies alleged to have been wrongfully taken by individual Respondents and damages for fraud. Respondents asserted counterclaims alleging that the Company engaged in certain business practices that caused damage to Respondents. The matter was submitted to mediation during the fourth quarter of fiscal 2004 and settled subsequent to year end. The settlement provides, in pertinent part, for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership in the Venezuelan companies and a release of any and all claims. As of February 28, 2005, the satisfaction of the aforementioned pre-closing conditions were not satisfied and no liability has been recorded.

     On September 17, 2004, Shintom Co. Ltd. commenced action against Audiovox Corporation in the Chancery Court of the State of Delaware, New Castle County, seeking recovery of the sum of $2,500 or the value of Audiovox preferred stock determined as of April 16, 1987 (the date of the merger of Audiovox Corp., a New York corporation, with Audiovox Corporation, a Delaware corporation) which preferred stock was purchased by Shintom from Audiovox in April 1981. In lieu of answering, the Company has moved to dismiss the complaint. The motion to dismiss was heard on April 5, 2005 and we are awaiting Chancellor Chandler's decision on the motion. The Company believes that the lawsuit is baseless and it intends to vigorously defend this matter. However, no assurance regarding the outcome of this matter can be given at this point in the litigation.

     The consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones is still pending. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the District Court's order dismissing the complaints on grounds of federal pre-emption. The Fourth Circuit remanded the actions to each of their respective state courts, except for the Naquin litigation which was remanded to the local Federal Court. Defendants intend to file a petition for rehearing with the Fourth Circuit.

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

ITEM 6.    EXHIBITS



Exhibit Number           Description

   31.1              Certification of Principal Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 (furnished
                       herewith)

   31.2              Certification of Principal Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

   32.1             Certification of Principal Executive Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

   32.2             Certification of Principal Financial Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUDIOVOX CORPORATION




                                          By:/s/John J. Shalam
                                             --------------------------------
                                                John J. Shalam
                                                President and Chief
                                                   Executive Officer

Dated: April 11, 2005

                                          By:/s/Charles M. Stoehr
                                             --------------------------------
                                                Charles M. Stoehr
                                                Senior Vice President and
                                                   Chief Financial Officer