Form 10-Q
period 2005-05-31
AUDIOVOX CORP
filed 2005-07-11
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                   For the quarterly period ended May 31, 2005

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

                    Yes  X                                       No
                       ------                                      ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                    Yes  X                                       No
                       ------                                      ------

     Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

           Class                                  Outstanding at July 5,  2005

           Class A Common Stock                       20,907,938 Shares
           Class B Common Stock                        2,260,954 Shares

                                               AUDIOVOX CORPORATION


                                                     I N D E X
                                                                                                                 Page
                                                                                                                Number


PART I - FINANCIAL INFORMATION                                                                                    3

           ITEM 1.  FINANCIAL STATEMENTS                                                                          3

                      Consolidated Balance Sheets at November 30,
                           2004 and May 31, 2005 (unaudited)                                                      3


                      Consolidated Statements of Operations (unaudited) for the Three
                           and Six Months Ended May 31, 2004 and 2005                                             5

                      Consolidated Statements of Cash Flows (unaudited) for the Six
                           Months Ended May 31, 2004 and 2005                                                     6

                      Notes to Consolidated Financial Statements                                                  7

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                        22

           ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK                                                                                       37

           ITEM 4.    CONTROLS AND PROCEDURES                                                                    38

PART II - OTHER INFORMATION                                                                                      40

           ITEM 1.    LEGAL PROCEEDINGS                                                                          40

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        41

           ITEM 6.    EXHIBITS                                                                                   42

SIGNATURES                                                                                                       43

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       AUDIOVOX CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                  (In thousands, except share and per share data)


                                                      November 30,       May 31,
                                                          2004            2005
                                                        --------        --------
                                                                     (unaudited)

Assets

Current assets:

     Cash and cash equivalents                          $ 43,409        $ 17,238
     Restricted cash                                       8,264           1,702
     Short-term investments                              124,237         138,070
     Accounts receivable, net                            118,388         105,077
     Inventory                                           139,307         142,158
     Receivables from vendors                              7,028           7,606
     Prepaid expenses and other current assets            14,057           5,444
     Deferred income taxes                                 6,873           5,066
     Current assets of discontinued operations            20,582           2,840
                                                        --------        --------

         Total current assets                            482,145         425,201

  Investment securities                                    5,988           6,092
  Equity investments                                      12,878          11,502
  Property, plant and equipment, net                      19,707          20,821
  Excess cost over fair value of assets acquired           7,019          18,672
  Intangible assets                                        8,043           8,186
  Deferred income taxes                                    6,220           5,533
  Other assets                                               413             350
  Non-current assets of discontinued operations              925             792
                                                        --------        --------

         Total assets                                   $543,338        $497,149
                                                        ========        ========
















See accompanying notes to consolidated financial statements.


                    AUDIOVOX CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets (continued)
               (In thousands, except share and per share data)



                                                                                   November 30,          May 31,
                                                                                       2004                2005
                                                                                     --------            --------
                                                                                                       (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                $  26,004         $  24,797
     Accrued expenses and other current liabilities                                     32,814            23,793
     Accrued sales incentives                                                            7,584             5,890
     Income taxes payable                                                               42,790             7,523
     Bank obligations                                                                    5,485             4,647
     Current portion of long-term debt                                                   2,497             1,423
     Current liabilities of discontinued operations                                      2,953             2,468
                                                                                     ---------         ---------

         Total current liabilities                                                     120,127            70,541

  Long-term debt                                                                         7,709             7,326
  Capital lease obligation                                                               6,001             6,060
  Deferred compensation                                                                  4,888             5,695
                                                                                     ---------         ---------

         Total liabilities                                                             138,725            89,622
                                                                                     ---------         ---------

  Minority interest                                                                        426               347
                                                                                     ---------         ---------

  Commitments and contingencies

  Stockholders' equity:
     Preferred stock $50 par value; 50,000 shares authorized and outstanding,
         liquidation preference of $2,500                                                2,500             2,500
     Series preferred stock $.01 par value, 1,500,000 shares authorized; no
         shares issued or outstanding                                                     --                --
     Common stock:
         Class A $.01 par value; 60,000,000 shares authorized; 20,859,846 and
           20,877,046 shares issued at November 30, 2004 and May 31, 2005,
           respectively                                                                    209               209
         Class B $.01 par value; convertible 10,000,000 shares authorized;
           2,260,954 shares issued and outstanding                                          22                22
     Paid-in capital                                                                   253,959           254,177
     Retained earnings                                                                 157,835           162,257
     Accumulated other comprehensive loss                                               (1,841)           (3,488)
     Treasury stock, at cost, 1,070,957 shares of Class A common stock                  (8,497)           (8,497)
                                                                                     ---------         ---------

  Total stockholders' equity                                                           404,187           407,180
                                                                                     ---------         ---------
  Total liabilities and stockholders' equity                                         $ 543,338         $ 497,149
                                                                                     =========         =========




See accompanying notes to consolidated financial statements.


                                       AUDIOVOX CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                             For the Three and Six Months Ended May 31, 2004 and 2005
                                  (In thousands, except share and per share data)
                                                    (unaudited)


                                                                         Three Months Ended               Six Months Ended
                                                                   ----------------------------     ---------------------------
                                                                              May 31,                        May 31,
                                                                   ----------------------------     ---------------------------
                                                                         2004           2005           2004            2005
                                                                   --------------  -------------   -------------   -------------

  Net sales                                                        $    146,884    $    144,509    $    282,240    $    260,489
  Cost of sales                                                         125,488         121,710         239,716         221,619
                                                                   ------------    ------------    ------------    ------------
  Gross profit                                                           21,396          22,799          42,524          38,870
                                                                   ------------    ------------    ------------    ------------
  Operating expenses:
     Selling                                                              7,503           8,315          14,644          16,306
     General and administrative                                          10,385          12,129          22,872          24,543
     Warehousing and technical support                                    1,500           1,771           2,469           3,238
                                                                   ------------    ------------    ------------    ------------
         Total operating expenses                                        19,388          22,215          39,985          44,087
                                                                   ------------    ------------    ------------    ------------
  Operating income (loss)                                                 2,008             584           2,539          (5,217)
                                                                   ------------    ------------    ------------    ------------

  Other income (expense):
     Interest expense and bank charges                                     (866)           (738)         (1,829)         (1,371)
     Equity in income of equity investees                                 1,479             743           2,550           1,096
     Other, net                                                             572           3,020           1,196           7,625
                                                                   ------------    ------------    ------------    ------------
         Total other income, net                                          1,185           3,025           1,917           7,350
                                                                   ------------    ------------    ------------    ------------
  Income from continuing operations before income taxes                   3,193           3,609           4,456           2,133
  Income taxes (benefit)                                                  1,608          (2,153)          2,210          (3,077)
  Minority interest                                                           5            --                40            --
                                                                   ------------    ------------    ------------    ------------
  Net income from continuing operations                                   1,590           5,762           2,286           5,210

  Net income (loss) from discontinued operations, net of tax              2,087            (135)          3,261            (788)
                                                                   ------------    ------------    ------------    ------------
  Net income                                                       $      3,677    $      5,627    $      5,547    $      4,422
                                                                   ============    ============    ============    ============

  Net income (loss) per common share (basic):
     From continuing operations                                    $       0.07    $       0.26    $       0.10    $       0.24
     From discontinued operations                                          0.10            --              0.15           (0.04)
                                                                   ------------    ------------    ------------    ------------
  Net income per common share (basic)                              $       0.17    $       0.26    $       0.25    $       0.20
                                                                   ============    ============    ============    ============
  Net income (loss) per common share (diluted):

     From continuing operations                                    $       0.07    $       0.26    $       0.10    $       0.23
     From discontinued operations                                          0.09           (0.01)           0.15           (0.03)
                                                                   ------------    ------------    ------------    ------------
  Net income per common share (diluted)                            $       0.16    $       0.25    $       0.25    $       0.20
                                                                   ============    ============    ============    ============
  Weighted average number of common shares outstanding (basic)       21,950,898      22,058,130      21,936,577      22,054,823
                                                                   ============    ============    ============    ============
  Weighted average number of common shares outstanding (diluted)     22,436,045      22,374,225      22,345,345      22,405,042
                                                                   ============    ============    ============    ============









See accompanying notes to consolidated financial statements.


                                       AUDIOVOX CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                  For the Six Months Ended May 31, 2004 and 2005
                                                  (In thousands)
                                                    (unaudited)

                                                                                             Six Months Ended
                                                                                       ----------------------------
                                                                                                 May 31,
                                                                                       ----------------------------
                                                                                            2004           2005
                                                                                       ------------   -------------
Cash flows from operating activities:
     Net income                                                                            $   5,547      $   4,422
     Net (income) loss from discontinued operations                                           (3,261)           788
                                                                                           ---------      ---------
     Net income from continuing operations                                                     2,286          5,210
     Adjustments to reconcile net income to net cash used in continuing operating activities:
        Depreciation and amortization                                                          1,636          1,596
        Provision for (recovery of) bad debt expense                                            (521)            40
        Equity in income of equity investees                                                  (2,550)        (1,096)
        Minority interest                                                                        (40)          --
        Deferred income tax expense, net                                                       1,066          2,762
        Tax benefit on stock options exercised                                                   107             33
        Non-cash compensation                                                                    268            412
        Gain on trading security                                                                --           (4,421)
     Changes in operating assets and liabilities, net of assets and liabilities acquired:
        Accounts receivable                                                                   32,006         23,173
        Inventory                                                                              5,347          5,588
        Receivables from vendors                                                              (3,339)          (577)
        Prepaid expenses and other                                                             4,458            955
        Investment securities-trading                                                           (904)          (807)
        Accounts payable, accrued expenses, accrued sales incentives and other current
          liabilities                                                                        (20,753)       (24,934)
        Income taxes payable                                                                     (95)       (35,413)
     Change in assets and  liabilities of discontinued operations                            (47,240)        16,388
                                                                                           ---------      ---------
          Net cash used in operating activities                                              (28,268)       (11,091)
                                                                                           ---------      ---------

  Cash flows from investing activities:
     Purchases of property, plant and equipment                                               (1,297)        (1,626)
     Proceeds from sale of property, plant and equipment                                          82             16
     Proceeds from distribution from an equity investee                                        3,017            434
     Purchase of short-term investments                                                         --         (107,075)
     Sale of short-term investments                                                             --           99,680
     Proceeds from sale of Cellular business                                                    --           16,736
     Purchase of patent                                                                         --             (150)
     Escrow payment for minority interest                                                       --           (1,702)
     (Purchase) proceeds of acquired businesses                                                  513        (15,529)
                                                                                           ---------      ---------
          Net cash provided by (used in) investing activities                                  2,315         (9,216)
                                                                                           ---------      ---------

  Cash flows from financing activities:
     Borrowings from bank obligations                                                        557,595           --
     Repayments on bank obligations                                                         (527,960)        (4,574)
     Principal payments on capital lease obligations                                             (32)           (34)
     Proceeds from exercise of stock options                                                     534            185
     Principal payments on debt                                                               (3,810)        (1,189)
                                                                                           ---------      ---------
          Net cash provided by (used in) financing activities                                 26,327         (5,612)
                                                                                            --------      ---------

  Effect of exchange rate changes on cash                                                         76           (252)
                                                                                           ---------      ---------
  Net increase (decrease) in cash and cash equivalents                                           450        (26,171)
  Cash and cash equivalents at beginning of period                                             4,702         43,409
                                                                                           ---------      ---------
  Cash and cash equivalents at end of period                                               $   5,152      $  17,238
                                                                                           =========      =========

See accompanying notes to consolidated financial statements.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                Three and Six Months Ended May 31, 2004 and 2005
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


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

     The Company has one reportable segment ("Electronics") which is organized by product class. The Electronics Segment sells mobile electronics and consumer electronics, primarily to mass merchants, specialty retailers, new car dealers, original equipment manufacturers ("OEM"), independent installers of automotive accessories and the U.S. military.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


(2)  Accounting for Stock-Based Compensation

     The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee or independent director's stock options equals the market price of the underlying stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro-forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring more prominent pro-forma disclosures as described in SFAS No.
     123. The following table illustrates the effect on net income and net income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:


                                           For the Three Months Ended    For the Six Months Ended
                                           -------------------------     ------------------------
                                                      May 31,                     May 31,
                                             -----------------------     -----------------------
                                                2004          2005          2004          2005
                                             ---------     ---------     ---------     ---------
Net income:
     As reported                             $   3,677     $   5,627     $   5,547     $   4,422
     Stock based compensation
        expense                                   --            --            --             (44)
                                             ---------     ---------     ---------     ---------
     Pro-forma                               $   3,677     $   5,627     $   5,547     $   4,378
                                             =========     =========     =========     =========

  Net income per common share (basic):
     As reported                             $    0.17     $    0.26     $    0.25     $    0.20
     Pro-forma                                    0.17          0.26          0.25          0.20

  Net income per common share (diluted):
     As reported                             $    0.16     $    0.25     $    0.25     $    0.20
     Pro-forma                                    0.16          0.25          0.25          0.20

(3)  Discontinued Operations

     On February 25, 2005 the Company entered into a plan to discontinue ownership of the Company's majority owned subsidiary, AVM and sell its ownership to the current minority interest shareholder. The Company has planned to discontinue ownership of AVM due to increased competition from non local OEM's and deteriorating credit quality of local customers. The Company plans to sell its remaining equity in AVM for $550 during the third quarter of fiscal 2005, at which time the Company will be released from all of its Malaysian liabilities including bank obligations. As a result of the

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


     intended sale of AVM, the Company compared the carrying value of AVM's assets on the Company's consolidated balance sheets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of $408 within discontinued operations for the six months ended May 31, 2005 as the carrying value exceeded their estimated fair value.

     On November 1, 2004, the Company completed the divestiture of its Cellular business (formerly known as "ACC" or "Wireless") to UTStarcom, Inc. In connection with the divestiture of Cellular, the Company recorded a receivable for the net working capital adjustment of $8,472, which has been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet at November 30, 2004. In addition, the Company was required to deposit 5% of the purchase price for Cellular in an escrow amount, which was reflected as restricted cash on the accompanying consolidated balance sheet at November 30, 2004. During the six months ended May 31, 2005, the Company received the working capital adjustment and escrow amount in full.

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment of Long-lived Assets," the Company reclassified all associated assets and liabilities of AVM and Cellular as assets and liabilities of discontinued operations for all periods presented. The following sets forth the carrying amounts of the major classes of assets and liabilities, which are classified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.



                                                    November 30,    May 31,
                                                        2004         2005
                                                       -------     -------
Assets
    Accounts receivable, net                           $18,534     $   764
    Inventory                                            1,432       1,277
    Prepaid expenses and other current assets              616         799
                                                       -------     -------
    Current assets of discontinued operations          $20,582     $ 2,840
                                                       =======     =======

    Property, plant and equipment, net                 $   711     $   586
    Other assets                                           214         206
                                                       -------     -------
    Non-current assets of discontinued operations      $   925     $   792
                                                       =======     =======

Liabilities
    Accounts payable                                   $   172     $   267
    Accrued expenses and other current liabilities         572         536
    Bank obligations                                     2,209       1,665
                                                       -------     -------
    Current liabilities of discontinued operations     $ 2,953     $ 2,468
                                                       =======     =======


     Included in current assets of discontinued  operations at November 30, 2004
     is  $16,958  of  Cellular   accounts   receivable  which  was  subsequently
     collected.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


     The  following  is  a  summary  of  financial   results   included   within
     discontinued operations:


                                     Three Months Ended    Six Months Ended
                                     ------------------   ------------------
                                           May 31,              May 31,
                                     ------------------   ------------------
                                       2004      2005       2004      2005
                                     --------  --------   --------  --------
Net sales from discontinued
   operations                        $291,315  $    743   $532,843  $  1,457
                                     ========  ========   ========  ========

Income (loss) from discontinued
   operations before income taxes       1,773      (176)     3,145      (870)
Income tax benefit                        314        41        116        82
                                     --------  --------   --------  --------
Net income (loss) from discontinued
   operations, net of tax            $  2,087  $   (135)  $  3,261  $   (788)
                                     ========  ========   ========  ========



     Interest expense of $921 and $1,382 was allocated to discontinued operations for the three and six months ended May 31, 2004, respectively. This allocation represents consolidated interest that cannot be attributed to other operations of the Company and such allocations were based on the required working capital needs of the Cellular business.

     Included in income from discontinued operations are tax recoveries of $314 and $116 for the three and six months ended May 31, 2004, respectively. The Company had previously established valuation allowances for state net operating loss carryforwards as well as other deferred tax assets of Cellular. The net change in the total valuation allowance, which resulted from the utilization of previously fully reserved net operating loss carryforwards of Cellular, for the three and six months ended May 31, 2004 was a decrease of $1,110 and $1,639, respectively. Such change positively impacted the provision for income taxes during the period indicated.

(4)  Net Income Per Common Share

     Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


     A reconciliation between the denominator of basic and diluted net income per common share is as follows:


                                                    Three Months Ended             Six Months Ended
                                               ----------------------------  -----------------------------
                                                         May 31,                        May 31,
                                               ----------------------------  -----------------------------
                                                   2004           2005           2004            2005
                                               -------------  -------------  -------------   -------------
Weighted average number of common
 shares outstanding (denominator for
 net income per common share, basic)          21,950,898      22,058,130      21,936,577      22,054,823

Effect of dilutive securities:
 Stock options and warrants                      485,147         316,095         408,768         350,219
                                              ----------      ----------      ----------      ----------
Weighted average number of common
 shares and potential common shares
 outstanding (denominator for net
 income per common share, diluted)            22,436,045      22,374,225      22,345,345      22,405,042
                                              ==========      ==========      ==========      ==========

     Stock options and warrants totaling 1,442,800 and 2,006,977 for the three and six months ended May 31, 2005, respectively, and stock options and warrants totaling 732,500 for the six months ended May 31, 2004 were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the common stock during the period.

(5)  Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss of $1,841 and $3,488 at November 30, 2004 and May 31, 2005, respectively, includes the net accumulated unrealized loss on the Company's available-for-sale investment securities of $796 and $1,242 at November 30, 2004 and May 31, 2005, respectively, and foreign currency translation loss of $1,045 and $2,246 at November 30, 2004 and May 31, 2005, respectively.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


     The Company's total comprehensive income was as follows:

                                                       Three Months Ended        Six Months Ended
                                                     --------------------      --------------------
                                                            May 31,                    May 31,
                                                     --------------------      --------------------
                                                        2004        2005         2004         2005
                                                     -------      -------      -------      -------
Net income                                           $ 3,677      $ 5,627      $ 5,547      $ 4,422

Other comprehensive income (loss):
   Foreign currency translation adjustments             (253)        (938)         292       (1,201)
   Unrealized holding loss on available-for-
       sale investment securities arising during
       period, net of tax                             (1,265)        (312)      (1,472)        (446)
                                                     -------      -------      -------      -------
Other comprehensive loss, net of tax                  (1,518)      (1,250)      (1,180)      (1,647)
                                                     -------      -------      -------      -------
Total comprehensive income                           $ 2,159      $ 4,377      $ 4,367      $ 2,775
                                                     =======      =======      =======      =======


     The change in the net unrealized loss arising during the periods presented above are net of tax benefits of $775 and $191 for the three months ended May 31, 2004 and 2005, respectively, and $902 and $273 for the six months ended May 31, 2005, respectively.

(6)  Supplemental Cash Flow Information / Changes in Stockholders' Equity

     The following is supplemental information relating to the consolidated statements of cash flows:


                                                 Six Months Ended
                                           ----------------------------
                                                     May 31,
                                           ----------------------------
                                               2004            2005
                                           -------------    -----------
Cash paid during the period:
     Interest (excluding bank charges)       $ 1,720         $   983
     Income taxes                              3,815          29,899

     Non-Cash Transactions

     During the six months ended May 31, 2004 and 2005, the Company recorded an unrealized holding loss relating to available-for-sale marketable investment securities of $1,472 and $446, respectively, as a component of accumulated other comprehensive loss.

     During the six months ended May 31, 2004 and 2005, the Company recorded a non-cash compensation charge of $268 and $412, respectively, related to the rights under the call/put options previously granted to certain employees of Audiovox German Holdings GmbH ("Audiovox Germany").

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


     Changes in Stockholders' Equity

     During the six months ended May 31, 2005, 17,200 stock options were exercised into shares of Class A common stock aggregating proceeds of $185 to the Company.

(7)  Business Acquisition

     On  January  4,  2005,  the  Company's  wholly-owned  subsidiary,  Audiovox
     Electronics Corporation, signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. ("Terk"). The purchase price is subject to a working capital adjustment based on the working capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. The total purchase price, which includes a working capital adjustment of $1,730 and acquisition costs of $516, approximated $15,529.

     The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:


     Assets acquired:
          Accounts receivable                                            $11,131
          Inventory                                                        9,591
          Prepaid expenses and other current assets                          293
          Property, plant and equipment and other assets                   1,210
          Goodwill                                                        11,653
                                                                         -------
              Total assets acquired                                      $33,878
                                                                         -------

     Liabilities assumed:
          Accounts payable, accrued expenses and other liabilities        14,250
          Bank obligations                                                 4,099
                                                                         -------
              Total liabilities assumed                                   18,349
                                                                         -------
          Cash paid                                                      $15,529
                                                                         =======

     The excess of the purchase price over the estimated fair value of assets and liabilities acquired of $11,653 was allocated to goodwill. The allocation of purchase price to assets and liabilities acquired is not final and is subject to the completion of an independent valuation study. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to increase the Company's market share for satellite radio products as well as accessories for antennas and HDTV products.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


     The following unaudited pro-forma financial information for the six months ended May 31, 2004 and 2005 represents the combined results of the Company's operations and Terk as if the Terk acquisition had occurred at the beginning of fiscal 2004. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.


                                             For the Six Months Ended
                                      -----------------------------------
                                                     May 31,
                                      -----------------------------------
                                            2004              2005
                                      ----------------- -----------------
                                                (unaudited)
                                             -----------------

     Net sales                            $305,242         $264,323
     Net income                              5,084            4,345
     Net income per share-diluted         $   0.23         $   0.19

(8)  Goodwill and Other Intangible Assets

     The change in the carrying amount of goodwill is as follows:


  Balance at November 30, 2004                                           $ 7,019
  Goodwill from purchase of Terk (see Note 7 of Notes to Consolidated
     Financial Statements)                                                11,653
                                                                         -------
  Balance at May 31, 2005                                                $18,672
                                                                         =======


     At November 30, 2004, intangible assets consisted of the following:


                                                      Gross
                                                     Carrying             Accumulated           Total Net
                                                      Value              Amortization           Book Value
                                                 ----------------     -------------------    ----------------

  Patents subject to amortization                      $  677               $  677                 --
  Trademarks not subject to amortization                8,043                 --                 $8,043
                                                       ------               ------               ------
       Total                                           $8,720               $  677               $8,043
                                                       ======               ======               ======

     At May 31, 2005, intangible assets consisted of the following:


                                                     Gross
                                                     Carrying             Accumulated           Total Net
                                                      Value              Amortization           Book Value
                                                 ----------------     -------------------    ----------------
  Patents subject to amortization                      $  827               $  684               $  143
  Trademarks not subject to amortization                8,043                 --                  8,043
                                                       ------               ------               ------
           Total                                       $8,870               $  684               $8,186
                                                       ======               ======               ======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


     During the six months ended May 31, 2005, the Company purchased $150 of patents which expire in February of 2015. The estimated aggregate amortization expense for each of the succeeding years ending May 31, 2010 amounts to $75.

(9)  Equity Investments

     The Company has a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor to specialized markets for specialized vehicles, such as RV's and van conversions, of televisions and other automotive sound, security and accessory products.

     The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.


                                 November 30,        May 31,
                                     2004              2005
                               ----------------   --------------

Current assets                       $22,008           $22,599
Non-current assets                     4,425             4,487
Current liabilities                    4,710             4,082
Members' equity                      $21,723           $23,004


                                           Six Months Ended
                                      --------------------------
                                               May 31,
                                      --------------------------
                                          2004          2005
                                      ------------  ------------

Net sales                                  $29,236       $24,489
Gross profit                                 9,182         7,493
Operating income                             3,331         1,735
Net income                                 $ 4,502      $  2,148

     The Company's share of income from ASA for the six months ended May 31, 2004 and 2005, was $2,251 and $1,074, respectively. In addition, the Company received distributions from ASA totaling $434 during the six months ended May 31, 2005, which was recorded as a reduction to equity investments on the accompanying consolidated balance sheet.

(10) Bliss-tel Initial Public Offering

     On December 13, 2004, one of the Company's former equity investment's, Bliss-tel Public Company Limited ("Bliss-tel"), issued 230,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owns 30,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. As such, beginning in fiscal 2005, the Company accounted for the Bliss-tel investment as a trading security in accordance with FASB

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


     Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" whereby the unrealized holding gains on losses on Bliss-tel stock are included in earnings. As a result of this transaction, the Company recorded a net gain of $1,858 and $4,374 for the three and six months ended May 31, 2005, respectively, which is included in other income on the accompanying statement of operations.

     As of May 31, 2005, the Bliss-tel investment had a value of $6,390 and is reflected within short-term investments on the accompanying consolidated balance sheet.

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

     A reconciliation of the provision for (benefit of) income taxes from continuing operations computed at the Federal statutory rate to the reported provision for (benefit of) income taxes is as follows:


                                Three Months Ended                           Six Months Ended
                    ------------------------------------------  ------------------------------------------
                                     May 31,                                     May 31,
                    ------------------------------------------  ------------------------------------------
                                 2004                   2005                 2004                 2005
                                 ----                   ----                 ----                 ----


Tax provision at
   Federal statutory
     rate                  $ 1,118    35.0%     $ 1,263      35.0%     $ 1,560    35.0%     $   746     35.0%
  State income taxes,
     net of Federal
     benefit                   119     3.7          132       3.7          195     4.4           76      3.6
  Foreign tax rate
     differential              141     4.4           75       2.1          176     3.9          (12)    (0.5)
  Reversal of
     accruals due to
     completion of
     audits                     --      --       (3,307)    (91.6)          --      --       (3,307)  (155.1)
  Permanent items              122     3.8         (288)     (8.0)         137     3.1         (481)   (22.6)
  Changes in rates
     and other, net            108     3.4          (28)     (0.9)         142     3.2          (99)    (4.7)
                               ---     ---          ---      ----          ---     ---          ---     ----

                           $ 1,608    50.3%     $(2,153)    (59.7)%    $ 2,210    49.6%     $(3,077)  (144.3)%
                           =======    ====      =======      ====      =======    ====       =======  =======

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005



     The effective tax benefit for the three and six months ended May 31, 2005, was 59.7% and 144.3%, respectively, compared to 50.3% and 49.6% for the comparable prior period. The effective benefit rate for 2005 was primarily due to the favorable outcome of $3,307 in tax accrual reductions due to the completion of certain tax examinations for the years 1994 through 2000.

(12) Accrued Sales Incentives

     A summary of the activity with respect to the Company's sales incentives is provided below:


                                      For the Three Months Ended         For the Six Months Ended
                                  ----------------------------------  -------------------------------
                                               May 31,                            May 31,
                                  ----------------------------------  -------------------------------
                                        2004              2005            2004             2005
                                  ----------------   ---------------  -------------   ---------------

    Opening balance                    $  6,826       $  5,450        $ 14,605       $  7,584
    Accruals                              5,066          5,776*          8,033          9,636*
    Payments                             (4,262)        (4,673)        (12,584)        (9,346)
    Reversals for unearned sales
    incentives                             (448)          --            (1,818)          (733)
    Reversals for unclaimed sales
     incentives                            (198)          (663)         (1,252)        (1,251)
                                           ----           ----          ------         ------
    Ending balance                     $  6,984       $  5,890        $  6,984       $  5,890
                                       ========       ========        ========       ========

     *Includes $1,255 of accrued sales  incentives  acquired from Terk (See Note
     7).

(13) Product Warranties and Product Repair Costs

     The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:


                                                  Three Months Ended                  Six Months Ended
                                            ----------------------------      -------------------------------
                                                       May 31,                             May 31,
                                            ----------------------------      -------------------------------
                                                    2004          2005           2004            2005
                                                    ----          ----           ----            ----


  Opening balance                                $ 15,303       $ 11,394       $ 14,695       $ 11,794
  Liabilities accrued for warranties issued
       during the period                              232          1,108          2,555          2,473
  Warranty claims paid during the period           (2,291)        (1,198)        (4,006)        (2,963)
                                                 --------       --------       --------       --------
  Ending balance                                 $ 13,244       $ 11,304       $ 13,244       $ 11,304
                                                 ========       ========       ========       ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


(14) Financing Arrangements

     The Company has the following financing arrangements:

                                                November 30,   May 31,
                                                    2004        2005
                                                    ----        ----
Bank Obligations

  Domestic bank obligation (a)                        --         --
  Euro asset-based and factoring obligation (b)    $ 5,485    $ 4,647

  Debt

  Euro loan agreement (c)                          $ 9,377    $ 7,589
  Other (d)                                            829      1,160
                                                   -------    -------
  Total debt                                       $10,206    $ 8,749
                                                   =======    =======

     (a)  Domestic Bank Obligations

          At November 30, 2004 and May 31, 2005, the Company has an un-guaranteed credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on August 31, 2005 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of November 30, 2004 and May 31, 2005, no direct amounts are outstanding under this agreement.

     (b)  Euro Asset Based Lending Obligation

          The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset Based Lending ("ABL") ( finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany which expires on October 25, 2005 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is three months Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2004 and May 31, 2005, the amount of accounts receivable available for factoring exceeded the amounts outstanding under this obligation.

     (c)  Euro Term Loan Agreement

          On September 2, 2003, Audiovox Germany borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5 year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. Tranche B has been fully repaid. Payments are due in monthly installments and

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


          interest accrues at (i) 2.75% over the Euribor rate for the Tranche A and (ii) 3.5% over the three months Euribor rate for Tranche B. Any amount repaid may not be reborrowed. The term loan becomes immediately due and payable if a change of control occurs without permission of the financial institution. As a result of a loan restructuring during April 2005, the maturity of the term loan has been prolonged to August 30, 2010 with a pre-payment option.

          Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox German Holdings GmbH and on all brands and trademarks of the Audiovox German Holdings Group. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox German Holdings. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings. The short and long term amounts outstanding under this agreement were $2,497 and $6,880, respectively, at November 30, 2004 and $1,423 and $6,166, respectively, at May 31, 2005.

     (d)  Other Debt

          This amount is the accumulated compensation obligation resulting from the rights under the call put option granted to certain employees of Audiovox Germany in the amount of $829 and $1,160 at November 30, 2004 and May 31, 2005, respectively.

(15) Contingencies and Legal Matters

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company believes the specific litigation matters disclosed below will not have a material adverse effect on the Company's financial statements, individually or in the aggregate.

     During the fourth quarter of 2004, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. On January 10, 2005, Vice Chancellor Steven Lamb of the Court of Chancery of the State of Delaware, New Castle County, granted an order permitting the filing of a Consolidated Complaint by several shareholders of Audiovox Corporation derivatively on behalf of Audiovox Corporation against Audiovox Corporation, ACC and the directors of Audiovox Corporation captioned "In Re Audiovox Corporation Derivative Litigation". The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments pursuant to which Audiovox and ACC executives were paid from the net proceeds of the sale of certain assets of ACC to UTStarcom, Inc., (b) disgorgement to ACC of $16,000 paid to Philip Christopher pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4,000 paid to Philip Christopher as compensation for termination of his Employment Agreement and Award Agreement with ACC, (d) disgorgement to ACC of $1,916 paid to John Shalam pursuant to an Award Agreement with ACC, and

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


     (e) recovery by ACC of $5,000 in severance payments distributed by Philip Christopher to ACC's former employees. Defendants filed a motion to dismiss the complaint, which was withdrawn. The Company understands that the individual defendants intend to vigorously defend this matter; however, no assurances regarding the outcome of this matter can be given at this point in the litigation. The Company anticipates that defense costs, in excess of any applicable retention, will be covered by the Company's insurance policies. Any damages recovered by plaintiffs will be paid to the Company. Accordingly, no estimated loss has been recorded for the aforementioned case.

     During the third quarter of 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association, International Centre in New York, New York, seeking recovery of monies alleged to have been wrongfully taken by
     individual   Respondents  and  damages  for  fraud.   Respondents  asserted
     counterclaims alleging that the Company engaged in certain business practices that caused damage to Respondents. The matter was submitted to mediation during the fourth quarter of fiscal 2004 and settled subsequent to year end. The agreement provides, in pertinent part, for a payment (to be made upon satisfaction of certain pre- closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership. In addition, the Company and Respondents will release all claims. As of May 31, 2005, the satisfaction of the aforementioned pre-closing conditions were not satisfied and the payment for the Respondents' ownership is included in restricted cash on the accompanying consolidated balance sheet. The Company recorded a $400 reduction to general and administrative expenses during the three months ended May 31, 2005 as a result of a legal claim which was withdrawn from the court.

     On September 17, 2004, Shintom Co. Ltd. commenced action against Audiovox Corporation in the Chancery Court of the State of Delaware, New Castle County, seeking recovery of the sum of $2,500 or the value of Audiovox preferred stock determined as of April 16, 1987 (the date of the merger of Audiovox Corp., a New York corporation, with Audiovox Corporation, a Delaware corporation) which preferred stock was purchased by Shintom from Audiovox in April 1981. In lieu of answering, the Company has moved to dismiss the complaint. The motion to dismiss was heard on April 5, 2005, and the court granted the Company's motion to dismiss the complaint, but Plaintiff has filed a Notice of Appeal with Delaware Supreme Court. The Company intends to vigorously defend this matter; however, no assurances regarding the outcome of this matter can be given at this point in the litigation. Accordingly, no estimated loss has been recorded for the aforementioned case.

     The consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones is still pending. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the District Court's order dismissing the complaints on grounds of federal pre-emption. The Fourth Circuit remanded the actions to each of their respective state courts, except for the Naquin litigation which was remanded to the local Federal Court. Defendants intend to file a petition for certiorari with the U.S. Supreme Court. No assurances regarding the outcome of this matter can be given, as the Company is unable to assess

                      AUDIOVOX CORPORATION AND SUBSIDIARIES

                Three and Six Months Ended May 31, 2004 and 2005


     the degree of probability of an unfavorable  outcome and estimated loss, if
     any.   Accordingly,   no   estimated   loss  has  been   recorded  for  the
     aforementioned case.

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

(16) New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R ("Statement 123R"), "Share Based Payment". Statement 123R is a revision of FAS Statement 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock issued to Employees" (APB No.25). Statement 123R requires a public entity to measure the cost of employee services recognized in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Statement 123R is effective the first annual period that begins after June 15, 2005 or the Company's first quarter of fiscal 2006. The adoption of Statement 123R will rescind the Company's current accounting for stock based compensation under the intrinsic method as outlined in APB No. 25. Under APB No. 25, the issuance of stock options to employees generally resulted in no compensation expense to the Company. The adoption of Statement 123R will require the Company to measure the cost of stock options based on the grant-date fair value of the award as discussed in Note 2 of Notes to Consolidated Financial Statements.

     In June 2005, the FASB issued FASB Statement No. 154 ("Statement 154"), "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 or the Company's first quarter ended February 28, 2007. The Company does not expect the adoption of Statement 154 to have an impact on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share and per share data)

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an overview of the business. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the three and six months ended May 31, 2004 compared to the three and six months ended May 31, 2005. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources, including Contractual and Commercial Commitments," We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements". All financial information, except share and per share data, is presented in thousands.

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

     On January 4, 2005, the Company's wholly-owned subsidiary, Audiovox Electronics Corporation, signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. ("Terk"). The purpose of this acquisition is to increase the Company's market share for satellite radio products as well as accessories for antennas and HDTV products. The purchase price is subject to a working capital adjustment based on the working capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. The total purchase price, which includes a working capital adjustment of $1,730 and acquisition costs of $516, approximated $15,529. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.(See Note 7 of Notes to Consolidated Financial Statements.)

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

     As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and six months ended May 31, 2004 and 2005. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

Management Key Indicators

     Management reviews the following financial indicators to assess the performance of the Company's operating results:

     o Net sales by product class - Management reviews this indicator in order to determine sales trends for certain product classes as this indicator is directly impacted by new product introductions.

     o Gross profit margin - This indicator allows management to assess the effectiveness of new product introductions, inventory purchases and pricing indicators within the specific electronics markets in which the Company competes.

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

Three months ended May 31, 2004 compared to three months ended May 31, 2005

Continuing Operations

Net Sales:

     The following table sets forth, for the periods indicated, net sales for the three months ended May 31, 2004 and 2005:




                           May 31,      May 31,         $           %
                            2004         2005        Change      Change
                        ------------  ---------   ----------    --------

  Mobile Electronics      $121,481    $ 92,953    $(28,528)     (23.5)%
  Consumer Electronics      25,403      51,556      26,153          *
                          --------    --------    --------       ------
       Total Net Sales    $146,884    $144,509    $ (2,375)      (1.6)%
                          ========    ========    ========       ======

     *Greater than 100 percent.

     Mobile Electronics sales, which represented 64.3% of net sales, were impacted due to significant changes within the mobile video category, such as:

     o A decline in the aftermarket business due to Original Equipment Manufacturers (OEM) including mobile video in many of their standard option packages,

     o    A decline in SUV sales, and

     o Price erosion as a result of discounting prices in the aftermarket in an effort to sell inventory.

     Beginning in the later part of the second quarter, the Company commenced shipping of Mobile Video Shuttle Systems, which are expected to offset the trend in the mobile video category. The change in the Mobile Electronics category was partially offset by an increase in satellite radio sales due to additional sales as a result of the Terk acquisition.

     Consumer Electronics sales, which represented 35.7%, of net sales, increased due to increased sales for LCD flat-panel TV's as a result of new product introductions. During the quarter ended May 31, 2005, the Company introduced a new and more diverse line of LCD TV's to support the increased demand in this category. The increase in Consumer Electronics was partially offset by a decline in portable DVD Player sales due to increased competition.

     Sales incentive expense decreased $562 to $3,858 for the three months ended May 31, 2005 as a result of a decline in sales to large retailers. Total reversals for sales incentives increased $17 as compared to the prior year. The decline in unearned reversals is due to increased achievement of Volume Incentive Rebate programs. The increase in unclaimed sales incentives is due to certain customers not claiming funds within the claim period. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. The majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                            May 31,           May 31,
                             2004               2005
                             ----               ----

  Gross profit           $  21,396         $  22,799
  Gross margins               14.6%             15.8%

     Gross margins increased to 15.8% for the three months ended May 31, 2005 as compared to 14.6% for the three months ended May 31,2004. The increase in margins is due to increased margins on existing products and new products, such as the Terk product line, increase in LCD TV sales and decline in inventory write-downs. Inventory write-downs impacted gross margins by $2,178 (1.5%) and $1,253 (0.9%) during the three months ended May 31, 2004 and 2005, respectively. The decrease in write-downs was primarily due to better inventory positions coming out of the holiday season. Gross margins continue to be impacted by a decline in mobile video margins due to a reduction in selling prices within the mobile video category as a result of increased inventory levels due to the market slow down. Furthermore, reversals of sales incentive expense favorably impacted gross margins by 0.4% and 0.5% during the three months ended May 31, 2004 and 2005, respectively.

Operating Expenses and Operating Income (Loss)

     The following table presents the results of the Company separated by the Electronics and Administrative Groups.


                                                      May 31,       May 31,           $             %
                                                        2004          2005         Change         Change
                                                    ------------   ----------    -----------   ------------

  Selling                                    $  6,461         $  7,102         $    641            9.9%
  General and administrative                    7,122            9,044            1,922           27.0
  Warehousing and technical support             1,500            1,771              271           18.1
                                             --------         --------         --------           ----
       Electronics operating expenses          15,083           17,917            2,834           18.8

  Electronics operating income                  6,313            4,882           (1,431)         (22.7)
  Electronics other expense                      (210)            (747)            (537)             *
                                             --------         --------         --------           ----
       Electronics pre-tax income               6,103            4,135           (1,968)         (32.2)

  Administrative operating expenses             4,305            4,298               (7)          (0.1)
  Administrative other income                   1,395            3,772            2,377              *
                                             --------         --------         --------           ----
       Consolidated pre-tax  income          $  3,193         $  3,609         $    416           13.0%
                                             ========         ========         ========

     *Greater than 100 percent.

     Consolidated operating expenses increased $2,827, or 14.6%, for the three months ended May 31, 2005, as compared to 2004. As a percentage of net sales, operating expenses increased to 15.4% for the three months ended May 31, 2005, from 13.2% in 2004.

     Electronics operating expenses increased $2,834, or 18.8%, for the three months ended May 31, 2005 as compared to 2004. As a percentage of net sales, Electronics operating expenses increased to 12.4% for the three months ended May 31, 2005, compared to 10.3% in 2004.

     Electronics selling expenses increased during the three months ended May 31, 2005, due to a $497 increase in commissions and $242 increase in salesmen salaries. These increases were a result of increased consumer electronics sales, changes in compensation programs related to commissionable sales for Jensen products and incremental selling expenses from the recently acquired Terk product line.

     Electronics general and administrative expenses increased due to the following:

     o $857 increase in bad debt expense due to recoveries of previously reserved bad debt in the prior year. The provision for bad debt expense for the three months ended May 31, 2005 was $324 compared to a recovery of $533 in the prior year.

     o $427 increase in professional fees due to legal costs related to patent infringement cases. The Company expects, as technology for electronic products become more complex, the Company will have to expend more resources on defending patent rights and obtaining patents on new products.

     o $507 increase in occupancy costs due to the use of temporary warehouse facilities in Audiovox Germany, and the incremental costs to operate the Terk facility.

     o $391 increase in office salaries due to incremental costs as a result of the Terk acquisition.

     o The above increases were partially offset by a $400 reduction to general and administrative expenses as a result of a Venezuela legal claim which was withdrawn from the court.

     Electronics warehousing and technical support increased due to an increase in direct labor as a result of the recent Terk acquisition and the continual increase in product complexity which has resulted in the Company hiring additional engineers and providing additional customer service.

     The following is a summary of administrative operating expenses:


                                                      May 31,        May 31,            $               %
                                                       2004           2005           Change           Change
                                                    -----------   -------------    -----------     ------------

  Advertising                                         $ 1,043         $ 1,214         $   171           16.4%
  Professional fees                                     1,377           1,428              51            3.7
  Depreciation                                            279             334              55           19.7
  Insurance                                               244             275              31           12.7
  Officers' and office salaries                         1,679           1,523            (156)          (9.3)
  Other                                                  (317)           (476)           (159)         (50.2)
                                                         ----            ----            ----          -----
       Total administrative operating expenses          4,305           4,298              (7)          (0.1)


  Administrative other income                           1,395           3,772           2,377              *
                                                        -----           -----           -----          -----

       Administrative pre-tax loss                    $(2,910)        $  (526)        $ 2,384           81.9%
                                                      =======         =======         =======           ====




     * Greater than 100 percent

     The increase in advertising is due to the timing of media print advertising to promote the Company's family of brands. The decline in salaries is due to a decline in compensation as a result of reduced earnings and staff reductions. Other administrative operating expenses, which are mainly comprised of occupancy costs, employee benefits and allocations, decreased primarily due to the Company entering into a transition service agreement in November 2004 with UTStarcom. The fees billed for the transition service agreement amounted to $335 for IT services and such fees are included as a reduction to general and administrative expenses in the consolidated statements of operations. The Company is in the process of reducing administrative expenses as a result of the change in business structure.

Other Income (Expense)


                                         May 31,     May 31,        $
                                           2004       2005       Change
                                           ----       ----       ------

  Interest expense and bank charges      $  (866)   $  (738)   $   128
  Equity in income of equity investees     1,479        743       (736)
  Other, net                                 572      3,020      2,448
                                         -------    -------    -------
           Total other income            $ 1,185    $ 3,025    $ 1,840
                                         =======    =======    =======

     Interest expense and bank charges decreased primarily due to the reduction in outstanding bank obligations. The Company expects interest expense to decrease in fiscal 2005 as the Company repaid all amounts outstanding under its domestic bank obligations on November 1, 2004 and the Company has no outstanding amounts under its domestic bank obligations at May 31, 2005. Interest expense and bank charges during the three months ended May 31, 2005 primarily represent expenses for debt and bank obligations of Audiovox Germany and interest for a capital lease.

     Equity in income of equity investees decreased primarily due to a decrease in the equity income of ASA as a result of decreased sales due to increased competition for van conversion products and a decline in sales to one major customer.

     Other income increased due to a $1,858 unrealized gain as a result of the stock appreciation of the Company's investment in Bliss-tel, an existing investment treated as a trading security. The fluctuation in Bliss-tel stock is recorded in other income (loss) and the current appreciation in value is subject to fluctuations in market value. In addition, interest income increased $461 to $1,014 due to the returns on the purchase of short-term investments. The Company expects other income to increase during fiscal 2005 as a result of expected returns on short-term investments purchased in November of fiscal 2004.

Income Taxes (Benefit)

     The effective tax rate for the three months ended May 31, 2005, was a benefit of 59.7% compared to a provision of 50.3% in the prior period. The effective tax rate for 2005 was primarily due to tax exempt interest income earned on short-term investments during the three months ended May 31, 2005 and the favorable outcome of $3,307 in tax accrual reductions due to the completion of certain tax examinations.

Income (Loss) from Discontinued Operations

     On February 25, 2005, the Company entered into a plan to discontinue ownership of the Company's majority owned subsidiary, Audiovox Malaysia ("AVM") and sell its ownership to the current minority interest shareholder. In addition, on November 1, 2004, the Company completed the divestiture of its Cellular business (formerly known as "ACC" or "Wireless") to UTStarcom.

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations for the three months ended May 31, 2004 and 2005:


                                                   May 31,
                                        ------------------------------
                                            2004             2005
                                        -------------    -------------

  Net sales from discontinued operations   $ 291,315    $     743

  Income (loss) from operations of
     discontinued operations before
     income taxes                              1,773         (176)
  Recovery of income taxes                       314           41
                                           ---------    ---------
 Income (loss) from discontinued
     operations, net of tax                $   2,087    $    (135)
                                           =========    =========


     Income (loss) from discontinued operations, net of tax, provided income of $2,087 for the three months ended May 31, 2004 compared to a loss from discontinued operations of $135 for the three months ended May 31, 2005. The operations of AVM are included within discontinued operations for fiscal 2005 whereas AVM and ACC are included in discontinued operations for fiscal 2004. The decline in income from discontinued operations for fiscal 2005 is primarily due to the losses of AVM as well as the sale of ACC on November 1, 2004.

Net Income

     Net income for the three months ended May 31, 2004 was $3,677 compared to $5,627 in 2005. Earnings per share for the three months ended May 31, 2004 was $0.17 (basic) and $0.16 (diluted) as compared to $0.26 (basic) and $0.25
(diluted) for 2005. Net income was favorably impacted by sales incentive reversals of $836 and $663 (inclusive of amounts from discontinued operations) for the three months ended May 31, 2004 and 2005, respectively, and a tax accrual reversal of $3,307 for the three months ended May 31, 2005.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales, new product introductions, competition and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Six months ended May 31, 2004 compared to six months ended May 31, 2005

Continuing Operations

Net sales:

     The following table sets forth, for the periods indicated, certain statement of operations data for the six months ended May 31, 2004 and 2005:


                          May 31,     May 31,      $           %
                           2004        2005      Change      Change
                         --------   ---------  ----------   -------

  Mobile Electronics     $210,584   $167,632   $(42,952)    (20.4)%
  Consumer Electronics     71,656     92,857     21,201      29.6
                         --------   --------   --------      ----
       Total net sales   $282,240   $260,489   $(21,751)     (7.7)%
                         ========   ========   =========

     Mobile Electronics sales, which represented 64.4% of net sales, continues to be impacted by a shift in the mobile video category brought on by lower portable DVD prices and increased presence by original equipment car manufacturers. Sales were favorably impacted by the recent acquisition of Terk in January of 2005, the Jensen(R) brands and increased Code sales due to increased sales to its customer base which includes OEM's.

     Consumer Electronics sales, which represented 35.6%, of net sales showed growth as a result of increased demand for LCD flat-panel TV product lines. Consumer Electronics sales were impacted by lower average selling prices for portable DVD Players due to pricing competition.

     Sales incentive expense increased $1,434 to $6,397 for the six months ended May 31, 2005 as a result of the Company offering more sales incentive programs to mass merchants and large retailers in an effort to increase sales. Also, the increase in sales incentive expense is attributable to a $1,085 decrease in unearned reversals for the six months ended May 31, 2005 due to increased achievement of Volume Incentive Rebate programs as compared to the prior year.

Gross Profit

                                May 31,          May 31,
                                  2004            2005
                              ------------   ---------------

Gross profit                       $42,524           $38,870
Gross margins                        15.1%             14.9%

     Gross margins decreased to 14.9% for the six months ended May 31, 2005 as compared to 15.1% for the six months ended May 31, 2004. The decline in gross margins is primarily due to gross margins of 13.9% during the first quarter of fiscal 2005 due to a reduction in selling prices within the mobile video category. Inventory write-downs impacted gross margins by $4,808 (1.7%) and $2,177 (0.8%) during the six months ended May 31, 2004 and 2005, respectively.

The decrease in write-downs was primarily due to better inventory positions coming out of the holiday season. In fiscal 2004, the Company experienced significant write-downs as a result of new product introductions during the six months ended May 31, 2004 which resulted in a decline in selling prices of older models.

     The above declines in margins were offset by margins achieved in Code, satellite radio, as well as increased margins from the acquisition of the Terk product line. Furthermore, reversals of sales incentive expense favorably impacted gross margins by 1.1% and 0.8% during the six months ended May 31, 2004 and 2005, respectively.

Operating Expenses and Operating Income (Loss)

     The following table presents the results of the Company separated by the Electronics and Administrative Groups.


                                            May 31,       May 31,           $              %
                                             2004          2005           Change         Change
                                           --------      --------       ---------      ---------

  Selling                                  $ 12,576      $ 14,050       $  1,474         11.7%
  General and administrative                 16,792        17,893          1,101          6.6
  Warehousing and technical support           2,469         3,238            769         31.1
                                           --------      --------       --------         ----
       Electronics operating expenses        31,837        35,181          3,344         10.5
  Electronics operating income               10,687         3,689         (6,998)       (65.5)
  Electronics other income (expense)            545        (1,277)        (1,822)           *
                                           --------      --------       --------          ----
       Electronics pre-tax income            11,232         2,412         (8,820)       (78.5)
  Administrative operating expenses           8,148         8,906            758          9.3
  Administrative other income                 1,372         8,627          7,255            *
                                           --------      --------       --------         ----
      Consolidated pre-tax income          $  4,456      $  2,133       $ (2,323)       (52.1)%
                                           ========      ========       ========

     *Greater than 100 percent.

     Consolidated operating expenses increased $4,102, or 10.3%, for the six months ended May 31, 2005, as compared to 2004. As a percentage of net sales, operating expenses increased to 16.9% for the six months ended May 31, 2005, from 14.2% in 2004.

     Electronics operating expenses increased $3,344, or 10.5%, for the six months ended May 31, 2005, as compared to 2004. As a percentage of net sales, Electronics operating expenses increased to 13.5% for the six months ended May 31, 2005, compared to 11.3% in 2004.

     Electronics selling expenses increased during the six months ended May 31, 2005, due to a $981 increase in commissions and $379 increase in salesmen salaries. These increases were a result of increased consumer electronics sales, changes in compensation programs related to commissionable sales for Jensen products and incremental selling expenses from the recently acquired Terk product line.

     Electronics general and administrative expenses increased due to the following:

     o $321 increase in occupancy costs due to the use of temporary warehouse facilities in Audiovox Germany, and the incremental costs to operate the Terk facility.

     o $561 increase in bad debt expense due to the recoveries of previously reserved bad debt in the prior year. The provision for bad debt expense was $40 for the six months ended May 31, 2005 compared to a recovery of $521 in the prior year.

     o An increase of $551 in professional fees due to legal costs related to patent infringement cases.

     o The above increases were partially offset by a $327 decrease in officer salaries as a result of a decline in compensation due to reduced earnings.

     o The above increases were partially offset by a $400 reduction as a result of a Venezuela legal claim which was withdrawn from the court.

     Electronics warehousing and technical support increased due to an increase in direct labor as a result of the recent Terk acquisition and the continual increase in product complexity which has resulted in the Company hiring additional engineers and providing additional customer service.

     The following is a summary of administrative operating expenses:


                                                     May 31,       May 31,           $             %
                                                       2004          2005          Change        Change
                                                   ------------  ------------   ------------  ------------

  Advertising                                       $ 2,068       $ 2,257       $   189          9.1%
  Professional fees                                   2,334         2,613           279         12.0
  Depreciation                                          520           645           125         24.0
  Insurance                                             508           522            14          2.8
  Officers' and office salaries                       3,219         2,954          (265)        (8.2)
  Other                                                (501)          (85)          416        (83.0)
                                                    -------       -------       -------          ----
       Total administrative operating expenses        8,148         8,906           758          9.3

  Administrative other income                         1,372         8,627         7,255            *
                                                    -------       -------       -------          ----
       Administrative pre-tax loss                  $(6,776)      $  (279)      $ 6,497            *
                                                    ========      =======       =======

     * Greater than 100 percent

     The increase in professional fees is due to legal fees incurred to defend a derivative lawsuit. Other administrative operating expenses, which are mainly comprised of occupancy costs, employee benefits and allocations, increased due to an increase in occupancy costs and decrease in allocations as certain administrative expenses were allocated to the Company's discontinued Cellular Group in the prior year.

Other Income (Expense)


                                            May 31,      May 31,         $
                                              2004        2005        Change
                                            -------     --------    ----------

  Interest expense and bank charges        $(1,829)     $(1,371)     $   458
  Equity in income of equity investees       2,550        1,096       (1,454)
  Other, net                                 1,196        7,625        6,429
                                           -------      -------      -------
           Total other income              $ 1,917      $ 7,350      $ 5,433
                                           =======      =======      =======

     Interest expense and bank charges decreased primarily due to the reduction in outstanding bank obligations. The Company expects interest expense to decrease in fiscal 2005 as the Company repaid all amounts outstanding under its domestic bank obligations on November 1, 2004 and the Company has no outstanding amounts under its domestic bank obligations at May 31, 2005. Interest expense and bank charges during the three months ended May 31, 2005 primarily represent expenses for debt and bank obligations of Audiovox Germany and interest for a capital lease.

     Equity in income of equity investees decreased primarily due to a decrease in the equity income of ASA as a result of decreased sales due to increased competition for van conversion products and a decline in sales to one major customer.

     Other income increased due to a $4,374 unrealized gain as a result of an initial public offering and stock appreciation of Bliss-tel stock, an existing investment treated as a trading security. The fluctuation in Bliss-tel stock is recorded in other income (loss) and the current appreciation in value is subject to fluctuations in market value. In addition, interest income increased $1,294 to $1,877 due to the returns on the purchase of short-term investments. Furthermore, other expense decreased $347 as a result of lower foreign exchange devaluation in the Company's Venezuelan subsidiary as compared to the prior year.

Income Tax Benefit

     The effective tax rate for the six months ended May 31, 2005, was a benefit of 144.3% compared to a provision of 49.6% in the prior period. The decrease in the effective tax rate for 2005 was primarily due to tax exempt interest income earned on short-term investments during the three months ended May 31, 2005 and the favorable outcome of $3,307 in tax accrual reductions due to the completion of certain tax examinations.

Income (Loss) from Discontinued Operations

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations for the six months ended May 31, 2004 and 2005:


                                                           May 31,      May 31,
                                                            2004          2005
                                                          --------    --------

Net sales from discontinued operations                    $532,843    $  1,457
                                                          ========    ========

Income (loss) from operations of discontinued
   operations before income taxes                            3,145        (870)
Recovery of income taxes                                       116          82
                                                          --------    --------
Income (loss) from discontinued operations, net of tax    $  3,261    $   (788)
                                                          ========    ========


     Income (loss) from discontinued operations, net of tax, provided income of $3,261 for the six months ended May 31, 2004 compared to a loss from discontinued operations of $788 for the six months ended May 31, 2005. Included in loss from discontinued operations for the six months ended May 31, 2005 is a write- down charge of $408 for AVM assets as a result of the intended sale of AVM. The operations of AVM are now included within discontinued operations for fiscal 2005 whereas AVM and ACC are included in discontinued operations for fiscal 2004.

Net Income

     Net income for the six months ended May 31, 2004 was $5,547 compared to $4,422 in 2005. Earnings per share for the six months ended May 31, 2004 was $0.25 (basic and diluted) as compared to $0.20 (basic and diluted) for 2005. Net income was favorably impacted by sales incentive reversals of $3,936 and $1,984 (inclusive of discontinued operations) for the six months ended May 31, 2004 and 2005, respectively, and a tax accrual reversal of $3,307 for the six months ended May 31, 2005.

     The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales, new product introductions, competition and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

     As of May 31, 2005, the Company had working capital of $354,660, which includes cash and short- term investments of $155,308 compared with working capital of $362,018 at November 30, 2004, which includes cash and cash equivalents and short-term investments of $167,646. The decline in working capital is primarily due to the payment of income taxes in connection with the sale of ACC and acquisition of Terk, partially offset by accounts receivable collections. The Company plans to utilize its current cash position as well as collections from accounts receivable to fund the current operations of the business. However, the Company may utilize all or a portion of the current
capital   resources   to  pursue   other   business   opportunities,   including
acquisitions.

     As of November 30, 2004 and May 31, 2005, the Company has a domestic credit line to fund the temporary short-term working capital needs of the Company. This line expires on August 31, 2005, and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, the Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset Based Lending ("ABL") ( finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany which expires on October 25, 2005 and is renewable on an annual basis.

     Operating activities used cash of $11,091 for the six months ended May 31, 2005 compared to $28,268 in 2004. The decrease in cash used in operating activities as compared to the prior year is primarily due to the collection of accounts receivable of discontinued operations, partially offset by payments of accrued expenses and income taxes.

     The following significant fluctuations in the balance sheets impacted cash flow from operations:

     o Cash flows from operating activities for the six months ended May 31, 2005 were favorably impacted by a decrease in accounts receivable primarily from collections. Accounts receivable turnover approximated
          4.9 during for the six months ended May 31, 2005 compared to 4.5 in the comparable period in the prior year. Overall collections of accounts receivable and credit quality of customers has improved, however, accounts receivable collections are often impacted by general economic conditions.

     o Cash flow from operations were impacted by a decline in inventory purchases due to the decline in sales. Inventory turnover approximated
          3.3 during for the six months ended May 31, 2005 compared to 3.2 in the comparable period in the prior year.

     o In addition, cash flow from operating activities for the six months ended May 31, 2005, was impacted by a decrease in accrued expenses, primarily from payments made to vendors.

     o Income taxes payable decreased $35,413 during the six months ended May 31, 2005, primarily due to a tax payment made in connection with the gain on the sale of the Cellular business in fiscal 2004.

     Investing activities used $9,216 during the six months ended May 31, 2005, primarily due to the acquisition of Terk and purchase (net of sales) of short-term investments. The usage of cash from investing activities was partially offset by the collection of a working capital adjustment and escrow in connection with the sale of the sale of the Cellular business. Investing activities provided cash of $2,315 during the six months ended May 31, 2004, primarily due to a distribution received from an equity investee.

     Financing activities used $5,612 during the six months ended May 31, 2005, primarily from the payment of bank obligations which were acquired in connection with the Terk acquisition. Financing activities for the six months ended May 31, 2004 provided cash of $26,327 mainly due to net borrowings of bank obligations.

     The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At May 31, 2005, such obligations and commitments are as follows:


                                                             Payments Due By Period
                                      --------------------------------------------------------------------
                                                         Less than         1-3        4-5           After
Contractual Cash Obligations                Total            1 Year       Years      Years          5 Years
-------------------------------        --------------   ------------    -------    ---------      ---------

Capital lease obligations (1)               $ 12,971       $   612     $ 1,240      $ 1,155       $ 9,964
Operating leases (2)                           7,617         2,786       4,241          590            -
                                            --------       --------    -------      -------       -------
Total contractual cash                      $ 20,588       $ 3,398     $ 5,481      $ 1,745       $ 9,964
   obligations                              ========       =======     =======      =======       =======



                                                                  Amount of Commitment
                                                                  Expiration per period
                                               -----------------------------------------------------------
                                                   Total
                                                  Amounts     Less than       1-3       4-5       After
        Other Commercial Commitments             Committed      1 Year       Years     Years     5 years
--------------------------------------------   ------------- ------------  --------- --------- -----------
Lines of credit (3)                               $    4,647   $    4,647
Stand-by letters of credit (4)                         2,003        2,003
Commercial letters of credit (4)                         291          291
Debt (5)                                               8,749        1,423     $4,062    $2,902        $362
Unconditional purchase obligations (6)                93,765       93,765          -         -          -
                                                  ----------   ----------     ------    ------        -----

Total commercial commitments                      $  109,455   $  102,129     $4,062    $2,902        $362
                                                  ==========   ==========     ======    ======        ====

     (1) Represents total payments due under a capital lease obligations which has a current and long term principal balance of $132 and $6,060, respectively at May 31, 2005.

     (2) The Company enters into operating leases in the normal course of business.

     (3) Represents amounts outstanding under the German factoring agreement at May 31, 2005. The German credit facility consists of a 16,000 Euro accounts receivable factoring arrangement and 6,000 Euro Asset Based Lending Credit Facility.

     (4) Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit to secure certain bank obligations and insurance requirements.

     (5) Represents amounts outstanding under a loan agreement for Audiovox Germany which was acquired in connection with the Recoton Acquisition. This amount also includes amounts due under a call- put option with certain employees of Audiovox Germany.

     (6) Unconditional purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

     Under the asset purchase agreement for the sale of the Cellular business to UTStarcom, Inc. ("UTSI"), the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition. The Company is not aware of any such claim(s) for indemnification.

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

Treasury Stock

     The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). No shares were purchased under the Program during fiscal 2004 or fiscal 2005. As of November 30, 2004 and May 31, 2005, 1,070,957 shares were repurchased under the Program at an average price of $7.93 per share for an aggregate amount of $8,497.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

     During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and chief executive officer, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004 the Company entered into an agreement to sub-lease the building to UTSI for monthly payments of $46 until November 1, 2009. The Company also leases another facility from its principal stockholder. Total lease payments required under the leases for the five-year period ending May 31, 2010 are $4,641.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R ("Statement 123R"), "Share Based Payment". Statement 123R is a revision of FAS Statement 123, "Accounting for Stock Based

Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock issued to Employees" (APB No.25). Statement 123R requires a public entity to measure the cost of employee services recognized in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Statement 123R is effective the first annual period that begins after June 15, 2005 or the Company's first quarter of fiscal year 2006. The adoption of Statement 123R will rescind the Company's current accounting for stock based compensation under the intrinsic method as outlined in APB No. 25. Under APB No. 25, the issuance of stock options to employees generally resulted in no compensation expense to the Company. The adoption of Statement 123R will require the Company to measure the cost of stock options based on the grant-date fair value of the award as discussed in Note 2 of Notes to Consolidated Financial Statements.

     In June 2005, the FASB issued FASB Statement No. 154 ("Statement 154"), "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 or the Company's first quarter ended February 28, 2007. The Company does not expect the adoption of Statement 154 to have an impact on the consolidated financial statements.

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

     o    seasonality and cyclicality

     o    inventory obsolescence and availability

     o    changes in global or local economic conditions

     o    investments and pursuit of acquisitions

     o    diversification of our business

     o    contingent liabilities

     o    fluctuation in market value of short-term investments

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

Marketable Securities

     Marketable securities at November 30, 2004 and May 31, 2005, which are recorded at fair value of $5,988 and $12,483, respectively, include a net unrealized loss of $1,284 and $2,003, respectively, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $599 and $1,248 as of November 30, 2004 and May 31, 2005, respectively. Actual results may differ.

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

Foreign Exchange Risk

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company may hedge transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments which may be used for hedging are forward contracts with banks. The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the financial institution. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. There were no hedge transactions at November 30, 2004 or May 31, 2005.

     The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2004 and May 31, 2005, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Malaysian ringgit, Thailand baht and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2004 and May 31, 2005, amounts to $3,194 and $3,411, respectively. Actual results may differ.

ITEM 4.    CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a- 15(e) and 15d-15(e). Based upon this evaluation as of May 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weakness in our internal control over financial reporting identified during the fiscal 2004 internal control over financial reporting evaluation in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Although progress is being made to remediate this material weakness that was identified at November 30, 2004, additional action is still required. To address the control weakness, the Company performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly presents, in all material respects our financial condition, results of operations and cash flows for the periods presented.

     Management's assessment identified the following material weakness in the Company's internal control over financial reporting as of May 31, 2005 (this section of Item 4. Controls and Procedures, should be read in conjunction with
Item 9A. Controls and Procedures, included in the Company's Form 10-K for the fiscal year ended November 30, 2004, for additional information on Management's Report on Internal Controls Over Financial Reporting):

     1. Deficiencies in the general controls over information technology security and user access, including segregation of duties (automated controls to ensure authorization, execution, monitoring and review by independent individuals) and unrestricted access to data and business applications existed. Accordingly, management concluded that these matters represent a material weakness as controls over information security and access to data and applications are necessary to have an effective control environment.

     The Company identified this deficiency in its internal control over financial reporting during the fiscal 2004 implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and; accordingly, this control deficiency is in the process of being remediated subsequent to May 31, 2005. The finding discussed above was characterized as a material weakness in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company's interim or annual financial statements could occur. However, the internal control weakness identified by management did not cause a material misstatement or have an adverse impact to the Company's financial position, results of operations or control environment as of and for the three and six months ended May 31, 2005.

This material weakness impacted the Company's financial reporting to the extent that certain controls were put or in the process of being put into place in connection with user access security conflicts related to certain applications and business processes and access to data and applications. Refer to the specific remediation steps identified below.

Planned Remediation Efforts to Address Material Weakness

     The Company developed a remediation plan and initiated action steps designed to address the material weakness in the internal control over financial reporting identified above and to implement corrective actions that are required to improve the design and operating effectiveness of internal control over financial reporting, including the enhancement of the Company's policies, systems and procedures. The Company implemented the following measures to remediate the material weakness identified above:

     1. Remediated the information technology security controls in connection with user access conflicts and segregation of duties related to certain applications and business processes to ensure there is appropriate authorization, execution, monitoring and review by independent individuals by implementing a turnover software package to manage the information technology change management system and a security software solution to manage the Company's user access security and restrict access to data and applications. These remediation efforts are currently being implemented and are expected to be completed and fully implemented before the end of fiscal 2005.

     The Company believes that the measures above have addressed all matters identified as a material weakness by management. The Company will continue to monitor the effectiveness of its disclosure controls and procedures on an ongoing basis and will take further actions, as appropriate.

Changes in Internal Control Over Financial Reporting

     To address and remediate the material weaknesses in the Company's internal control over financial reporting at November 30, 2004, the Company made changes to its internal controls during the most recently completed fiscal quarter ended May 31, 2005 that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting. The Company implemented the following measures to change or enhance the design and operating effectiveness of its internal controls to remediate all material weaknesses identified at November 30, 2004, except for the one material weakness identified above that existed at November 30, 2004 and requires additional remediation:

     1. Enhanced the design of the monthly control at corporate relating to the reconciliation of the manual journal entries to the Company's ERP system by segregating the duties of the individual processing the manual journal entries with the individual performing the reconciliation and to ensure the individual performing this review procedure at the operating division is compliant with the evidential documentation requirements supporting their review;

     2. Enhanced the design of the controls relating to the Company's non-routine customer sales order process by requiring the warehouse personnel to check and verify that there is evidence of an authorized signature from the financial department (from the authorized signature sheet) before the non-routine sales order is shipped to the customer;

     3. Increased the review and adherence to the Company's policies and procedures in connection with the fiscal 2005 monitoring activities of
          Section 404 of the Sarbanes-Oxley Act of 2002 and to ensure that process owners are compliant with the evidential documentation requirements and the rules and regulations of the Securities and Exchange Commission that require the appropriate evidence of review and approval of significant transactions, account analysis and related accounting entries by implementing a documentation and review process.

     The Company believes that the above measures have addressed all matters identified as a material weakness by management and the independent registered public accounting firm at November 30, 2004, except as noted above. The Company will continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company believes the specific litigation matters disclosed below will not have a material adverse effect on the Company's financial statements, individually or in the aggregate.

     During the fourth quarter of 2004, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. On January 10, 2005, Vice Chancellor Steven Lamb of the Court of Chancery of the State of Delaware, New Castle County, granted an order permitting the filing of a Consolidated Complaint by several shareholders of Audiovox Corporation derivatively on behalf of Audiovox Corporation against Audiovox Corporation, ACC and the directors of Audiovox Corporation captioned "In Re Audiovox Corporation Derivative Litigation". The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments pursuant to which Audiovox and ACC executives were paid from the net proceeds of the sale of certain assets of ACC to UTStarcom, Inc., (b) disgorgement to ACC of $16,000 paid to Philip Christopher pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4,000 paid to Philip Christopher as compensation for termination of his Employment Agreement and Award Agreement with ACC, (d) disgorgement to ACC of $1,916 paid to John Shalam pursuant to an Award Agreement with ACC, and (e) recovery by ACC of $5,000 in severance payments distributed by Philip Christopher to ACC's former employees. Defendants filed a motion to dismiss the complaint, which was withdrawn. The Company understands that the individual defendants intend to vigorously defend this matter; however, no assurances regarding the outcome of this matter can be given at this point in the litigation. The Company anticipates that defense costs, in excess of any applicable retention, will be covered by the Company's insurance policies. Any damages recovered by plaintiffs will be paid to the Company. Accordingly, no estimated loss has been recorded for the aforementioned case.

     During the third quarter of 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association, International Centre in New York, New York, seeking recovery of monies alleged to have been wrongfully taken by individual Respondents and damages for fraud. Respondents asserted counterclaims alleging that the Company engaged in certain business practices that caused damage to Respondents. The matter was submitted to mediation during the fourth quarter of fiscal 2004 and settled subsequent to year end. The agreement provides, in pertinent part, for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership in the Venezuelan companies and a release of any and all claims. As of May 31, 2005, the satisfaction of the aforementioned pre-closing conditions were not satisfied and the payment for the Respondents' ownership is included in restricted cash on the accompanying consolidated balance sheet.

     On September 17, 2004, Shintom Co. Ltd. commenced action against Audiovox Corporation in the Chancery Court of the State of Delaware, New Castle County, seeking recovery of the sum of $2,500 or the value of Audiovox preferred stock determined as of April 16, 1987 (the date of the merger of Audiovox Corp., a New York corporation, with Audiovox Corporation, a Delaware corporation) which preferred stock was purchased by Shintom from Audiovox in April 1981. In lieu of answering, the Company has moved to dismiss the complaint. The motion to dismiss was heard on April 5, 2005, and the court granted the Company's motion to dismiss the complaint, but Plaintiff has filed a Notice of Appeal with Delaware Supreme Court. The Company intends to vigorously defend this matter; however, no assurances regarding the outcome of this matter can be given at this point in the litigation. Accordingly, no estimated loss has been recorded for the aforementioned case.

     The consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones is still pending. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the District Court's order dismissing the complaints on grounds of federal pre-emption. The Fourth Circuit remanded the actions to each of their respective state courts, except for the Naquin litigation which was remanded to the local Federal Court. Defendants intend to file a petition for certiorari with the U.S. Supreme Court. No assurances regarding the outcome of this matter can be given, as the Company is unable to assess the degree of probability of an unfavorable outcome and estimated loss, if any. Accordingly, no estimated loss has been recorded for the aforementioned case.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 19, 2005, at the Sheraton in Smithtown, New York. Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors and two matters were voted on at the Annual Meeting, as follows:

          o The election of Class A nominee's, Paul C. Kreuch, Jr., Dennis F. McManus, Irving Halevy and Peter A. Lesser, and the election of Class A and Class B nominee's John J. Shalam, Philip Christopher , Charles M. Stoehr , and Patrick M. Lavelle, as Directors of the Company until the next annual meeting.

     The votes were cast for this matter as follows:


                                       FOR               AGAINST/ABSTAIN
                                ------------------  -------------------------
Class A
      Paul C. Kreuch, Jr.           18,238,539               489,299
      Dennis F. McManus             18,243,498               484,340
      Irving Halevy                 18,236,567               491,271
      Peter A. Lesser               18,240,848               486,990

Class A and B
      John J. Shalam                35,716,347              4,842,351
      Philip Christopher            35,707,565              4,851,133
      Charles M. Stoehr             35,707,944              4,850,754
      Patrick M. Lavelle            35,710,010              4,848,688

     Each nominee was elected a Director of the Company.

          o    To  ratify  the   appointment   of  Grant  Thornton  LLP  as  our
               independent registered public accounting firm for the fiscal year ending November 30, 2005.

     The votes were cast for this matter as follows:


                                        FOR                AGAINST/ABSTAIN
                                 ------------------  ---------------------------
                                     40,404,932                153,766


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



Exhibit
Number                          Description

 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AUDIOVOX CORPORATION




                                   By:/s/Patrick M.  Lavelle
                                      -----------------------------------------
                                         Patrick M.  Lavelle
                                         President and Chief
                                            Executive Officer

Dated:  July 11, 2005

                                   By:/s/Charles M. Stoehr
                                      ------------------------------------------
                                         Charles M. Stoehr
                                         Senior Vice President and
                                            Chief Financial Officer