Form 10-Q
period 2005-08-31
AUDIOVOX CORP
filed 2005-10-11
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2005

Commission file number 0-28839

AUDIOVOX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1964841
(State of incorporation)	(I.R.S. Employer Identification No.)
180 Marcus Blvd., Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code    (631) 231-7750

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

Yes                                       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes                                       No

Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 4, 2005
Class A Common Stock	21,545,838 Shares
Class B Common Stock	2,260,954 Shares

AUDIOVOX CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	November 30, 2004	August 31, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,409	$18,099
Restricted cash	8,264	1,463
Short-term investments	124,237	140,001
Accounts receivable, net	118,388	95,787
Inventory	139,307	147,915
Receivables from vendors	7,028	7,286
Prepaid expenses and other current assets	14,057	8,332
Deferred income taxes	6,873	7,508
Current assets of discontinued operations	20,582	3,793
Total current assets	482,145	430,184
Investment securities	5,988	6,214
Equity investments	12,878	12,076
Property, plant and equipment, net	19,707	20,464
Excess cost over fair value of assets acquired	7,019	19,028
Intangible assets	8,043	8,182
Deferred income taxes	6,220	3,893
Other assets	413	344
Non-current assets of discontinued operations	925	777
Total assets	$543,338	$501,162

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets  (continued)
(In thousands, except share and per share data)

	November 30, 2004	August 31, 2005
		(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,004	$27,797
Accrued expenses and other current liabilities	32,814	22,587
Accrued sales incentives	7,584	7,919
Income taxes payable	42,790	2,998
Bank obligations	5,485	3,941
Current portion of long-term debt	2,497	1,407
Current liabilities of discontinued operations	2,953	3,146
Total current liabilities	120,127	69,795
Long-term debt	7,709	6,910
Capital lease obligation	6,001	6,018
Deferred compensation	4,888	5,887
Total liabilities	138,725	88,610
Minority interest	426	363
Commitments and contingencies
Stockholders' equity:
Preferred stock $50 par value; 50,000 shares authorized and outstanding, liquidation preference of $2,500	2,500	2,500
Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or outstanding	—	—
Common stock:
Class A $.01 par value; 60,000,000 shares authorized; 20,859,846 and 21,513,346 shares issued at November 30, 2004 and August 31, 2005, respectively	209	215
Class B $.01 par value; convertible 10,000,000 shares authorized; 2,260,954 shares issued and outstanding	22	22
Paid-in capital	253,959	262,902
Retained earnings	157,835	158,540
Accumulated other comprehensive loss	(1,841)	(3,493)
Treasury stock, at cost, 1,070,957 shares of Class A common stock	(8,497)	(8,497)
Total stockholders' equity	404,187	412,189
Total liabilities and stockholders' equity	$543,338	$501,162

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Nine Months Ended August 31, 2004 and 2005
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2004	2005	2004	2005
Net sales	$132,600	$122,937	$414,840	$383,426
Cost of sales	109,452	110,672	349,168	332,291
Gross profit	23,148	12,265	65,672	51,135
Operating expenses:
Selling	8,300	7,258	22,944	23,564
General and administrative	12,830	12,497	35,702	37,040
Engineering and technical support	935	1,514	3,404	4,752
Total operating expenses	22,065	21,269	62,050	65,356
Operating income (loss)	1,083	(9,004)	3,622	(14,221)
Other income (expense):
Interest expense and bank charges	(833)	(552)	(2,662)	(1,923)
Equity in income of equity investees	1,041	849	3,591	1,945
Other, net (note 18)	372	2,190	1,568	9,815
Total other income, net	580	2,487	2,497	9,837
Income (loss) from continuing operations before income taxes	1,663	(6,517)	6,119	(4,384)
Income taxes (benefit)	832	(2,926)	3,042	(6,003)
Minority interest	(794)	—	(754)	—
Net income (loss) from continuing operations	37	(3,591)	2,323	1,619
Net income (loss) from discontinued operations, net of tax	5,307	(126)	8,568	(914)
Net income (loss)	$5,344	$(3,717)	$10,891	$705
Net income (loss) per common share (basic):
From continuing operations	$0.00	$(0.16)	$0.11	$0.07
From discontinued operations	0.24	(0.01)	0.39	(0.04)
Net income (loss) per common share (basic)	$0.24	$(0.17)	$0.50	$0.03
Net income (loss) per common share (diluted):
From continuing operations	$0.00	$(0.16)	$0.10	$0.07
From discontinued operations	0.24	(0.01)	0.39	(0.04)
Net income (loss) per common share (diluted)	$0.24	$(0.17)	$0.49	$0.03
Weighted-average common shares outstanding (basic)	21,962,843	22,353,876	21,945,364	22,155,235
Weighted-average common shares outstanding (diluted)	22,400,415	22,353,876	22,363,733	22,388,714

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended August 31, 2004 and 2005
(In thousands)
(unaudited)

	Nine Months Ended August 31,
	2004	2005
Cash flows from operating activities:
Net income	$10,891	$705
Net (income) loss from discontinued operations	(8,568)	914
Net income from continuing operations	2,323	1,619
Adjustments to reconcile net income to net cash used in continuing operating activities:
Depreciation and amortization	2,351	2,445
Provision for (recovery of) bad debt expense	(168)	185
Equity in income of equity investees	(3,591)	(1,945)
Minority interest	754	—
Deferred income tax expense, net	731	1,984
Tax benefit on stock options exercised	107	1,348
Non-cash compensation	179	419
Unrealized gain on trading securities and warrants	—	(4,971)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	41,864	32,064
Inventory	(12,574)	(185)
Receivables from vendors	(3,262)	(278)
Prepaid expenses and other	13,285	(2,202)
Investment securities-trading	(809)	(990)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(19,046)	(21,248)
Income taxes payable	(742)	(39,997)
Change in assets and liabilities of discontinued operations	(91,270)	16,652
Net cash used in operating activities	(69,868)	(15,100)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,895)	(2,101)
Proceeds from sale of property, plant and equipment	173	17
Proceeds from distribution from an equity investee	3,609	719
Purchase of subsidiary shares	(1,410)	—
Purchase of short-term investments	—	(115,075)
Sale of short-term investments	—	106,175
Proceeds from sale of Cellular business	—	16,735
Purchase of patent	—	(150)
Escrow payment for minority interest	—	(1,702)
(Purchase) proceeds of acquired businesses	513	(15,447)
Net cash used in investing activities	(10)	(10,829)
Cash flows from financing activities:
Borrowings from bank obligations	1,006,160	—
Repayments on bank obligations	(928,321)	(5,263)
Principal payments on capital lease obligations	(48)	(45)
Proceeds from exercise of stock options	534	7,601
Principal payments on debt	(4,324)	(1,528)
Payment of guarantee	(291)	—
Net cash provided by financing activities	73,710	765
Effect of exchange rate changes on cash	58	(146)
Net increase (decrease) in cash and cash equivalents	3,890	(25,310)
Cash and cash equivalents at beginning of period	4,702	43,409
Cash and cash equivalents at end of period	$8,592	$18,099

See accompanying notes to consolidated financial statements.

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three and Nine Months Ended August 31, 2004 and 2005

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

A summary of the Company's significant accounting policies is disclosed in Note 1 to the consolidated financial statements included in the Company's 2004 Annual Report filed on Form 10-K. There have been no changes to the Company's significant accounting policies subsequent to November 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, recoverability of net deferred tax assets, valuation of long-lived assets, accrued sales incentives and warranty reserves.

The Company has one reportable segment ("Electronics") which is organized by product class. The Electronics Segment sells mobile electronics and consumer electronics, primarily to mass merchants, specialty retailers, new car dealers, original equipment manufacturers ("OEM"), independent installers of automotive accessories and the U.S. military to domestic and international customers.

On November 1, 2004, the Company completed the divestiture of its Cellular business (formerly known as "ACC", "Cellular" or "Wireless"). In addition, on February 25, 2005, the Company entered into a plan to discontinue ownership of the Company's majority-owned subsidiary, Audiovox Malaysia ("AVM"). Accordingly, the Company has presented the financial results of Cellular and AVM as discontinued operations for all periods presented (see Note 3). In addition, certain reclassifications have been made to the 2004 consolidated financial statements in order to conform to the current period presentation.

(2)	Accounting for Stock-Based Compensation

The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements  (continued)
Three and Nine Months Ended August 31, 2004 and 2005

the Company's employee or independent director's stock options equals the market price of the underlying stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro-forma information regarding net income (loss) and net income (loss) per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" requiring more prominent pro-forma disclosures as described in SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2004	2005	2004	2005
Net income (loss):
As reported	$5,344	$(3,717)	$10,891	$705
Stock based compensation expense	—	—	—	(44)
Pro-forma	$5,344	$(3,717)	$10,891	$661
Net income (loss) per common share (basic):
As reported	$0.24	$(0.17)	$0.50	$0.03
Pro-forma	0.24	(0.17)	0.50	0.03
Net income (loss) per common share (diluted):
As reported	$0.24	$(0.17)	$0.49	$0.03
Pro-forma	0.24	(0.17)	0.49	0.03

(3)	Discontinued Operations

On February 25, 2005, the Company entered into a plan to discontinue ownership of the Company's majority owned subsidiary, AVM, and sell its ownership to the current minority interest shareholder. The Company has planned to discontinue ownership of AVM due to increased competition from non local OEM's and deteriorating credit quality of local customers. The Company plans to sell its remaining equity in AVM for $550 during the fourth quarter of fiscal 2005, at which time the Company will be released from all of its Malaysian liabilities including bank obligations. As a result of the planned sale of AVM, the Company compared the carrying value of AVM's assets on the Company's consolidated balance sheets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of $408 within discontinued operations for the nine months ended August 31, 2005 as the carrying value of AVM's assets exceeded their estimated fair value.

On November 1, 2004, the Company completed the divestiture of its Cellular business (formerly known as "ACC" or "Wireless") to UTStarcom, Inc. In connection with the divestiture of Cellular, the Company recorded a receivable for the net working capital adjustment of $8,472, which has been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet at November 30, 2004. In addition, the Company was required to deposit 5% of the purchase price for Cellular in an escrow account, which was reflected as restricted cash on the accompanying consolidated balance sheet at November 30, 2004. During the nine months ended August 31, 2005, the Company received the working capital adjustment and escrow amount in full.

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements  (continued)
Three and Nine Months Ended August 31, 2004 and 2005

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

	November 30, 2004	August 31, 2005
Assets
Accounts receivable, net	$18,534	$1,429
Inventory	1,432	936
Prepaid expenses and other current assets	616	1,428
Current assets of discontinued operations	$20,582	$3,793
Property, plant and equipment, net	$711	$572
Other assets	214	205
Non-current assets of discontinued operations	$925	$777
Liabilities
Accounts payable	$172	$338
Accrued expenses and other current liabilities	572	748
Bank obligations	2,209	2,060
Current liabilities of discontinued operations	$2,953	$3,146

Included in current assets of discontinued operations at November 30, 2004 is $16,958 of Cellular accounts receivable which was collected during the nine months ended August 31, 2005.

The following is a summary of financial results included within discontinued operations:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2005	2004	2005
Net sales from discontinued operations	$314,965	$1,323	$847,808	$2,780
Income (loss) from discontinued operations before income taxes	5,739	(254)	8,884	(1,124)
Income taxes (benefit)	432	(128)	316	(210)
Net income (loss) from discontinued operations, net of tax	$5,307	$(126)	$8,568	$(914)

Interest expense of $1,028 and $2,411 was allocated to discontinued operations for the three and nine months ended August 31, 2004, respectively. This allocation represents consolidated interest that cannot be attributed to other operations of the Company and such allocations were based on the required working capital needs of the Cellular business.

The Company had previously established valuation allowances for state net operating loss carryforwards as well as other deferred tax assets of Cellular. The net change in the total valuation allowance, which resulted from the utilization of previously fully reserved net operating loss carryforwards of Cellular, for the three and nine months ended August 31, 2004 was a

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements  (continued)
Three and Nine Months Ended August 31, 2004 and 2005

decrease of $3,622 and $5,262, respectively. Such change positively impacted the provision for income taxes from discontinued operations during the period indicated.

(4)	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2005	2004	2005
Weighted average number of common shares outstanding (denominator for net income (loss) per common share, basic)	21,962,843	22,353,876	21,945,364	22,155,235
Effect of dilutive securities:
Stock options and warrants	437,572	—	418,369	233,479
Weighted average number of common shares and potential common shares outstanding (denominator for net income (loss) per common share, diluted)	22,400,415	22,353,876	22,363,733	22,388,714

Stock options and warrants totaling 2,222,852 for the three months ended August 31, 2005 were not included in the net income (loss) per diluted share calculation because the inclusion of these options would be anti-dilutive. Stock options and warrants totaling 483,450 and 2,058,146 for the nine months ended August 31, 2004 and 2005, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the common stock during the period. There were no anti-dilutive options or warrants for the three months ended August 31, 2004.

(5)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $1,841 and $3,493 at November 30, 2004 and August 31, 2005, respectively, includes the net accumulated unrealized loss on the Company's available-for-sale investment securities of $796 and $1,279 at November 30, 2004 and August 31, 2005, respectively, and foreign currency translation loss of $1,045 and $2,214 at November 30, 2004 and August 31, 2005, respectively.

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements  (continued)
Three and Nine Months Ended August 31, 2004 and 2005

The Company's total comprehensive income (loss) was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2005	2004	2005
Net income (loss)	$5,344	$(3,717)	$10,891	$705
Other comprehensive income (loss):
Foreign currency translation adjustments	(34)	32	257	(1,169)
Unrealized holding loss on available-for-sale investment securities arising during period, net of tax	(242)	(37)	(1,713)	(483)
Other comprehensive income (loss), net of tax	(276)	(5)	(1,456)	(1,652)
Total comprehensive income (loss)	$5,068	$(3,722)	$9,435	$(947)

The change in the net unrealized loss arising during the periods presented above are net of tax benefits of $148 and $23 for the three months ended August 31, 2004 and 2005, respectively, and $1,051 and $296 for the nine months ended August 31, 2005, respectively.

(6)	Supplemental Cash Flow Information / Changes in Stockholders' Equity

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended August 31,
	2004	2005
Cash paid during the period:
Interest	$3,231	$1,296
Income taxes	$4,274	$31,222

Non-Cash Transactions

During the nine months ended August 31, 2004 and 2005, the Company recorded an unrealized holding loss relating to available-for-sale marketable investment securities of $1,713 and $483, respectively, as a component of accumulated other comprehensive loss.

During the nine months ended August 31, 2004 and 2005, the Company recorded a non-cash compensation charge of $179 and $419, respectively, related to the rights under the call/put options previously granted to certain employees of Audiovox German Holdings GmbH ("Audiovox Germany").

Changes in Stockholders' Equity

During the nine months ended August 31, 2005, 653,500 stock options were exercised into shares of Class A common stock aggregating proceeds of $7,601 and a related tax benefit of $1,348 to the Company.

(7)	Business Acquisition

On January 4, 2005, the Company's wholly-owned subsidiary, Audiovox Electronics Corporation, signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. ("Terk"). The purchase price was subject to a working capital adjustment based on the working

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements  (continued)
Three and Nine Months Ended August 31, 2004 and 2005

capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. The total purchase price, which includes a working capital adjustment of $1,730 and acquisition costs of $520, approximated $15,447. No amount has been recorded with respect to the debentures and any amount paid under the debentures would be recorded as additional goodwill.

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable	$10,943
Inventory	9,591
Prepaid expenses and other current assets	293
Property, plant and equipment and other assets	1,210
Goodwill	11,759
Total assets acquired	$33,796
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$14,250
Bank obligations	4,099
Total liabilities assumed	18,349
Cash paid	$15,447

The excess of the purchase price over the estimated fair value of assets and liabilities acquired of $11,759 has been preliminarily allocated to goodwill. The allocation of the purchase price to assets and liabilities acquired is not final and is subject to the completion of an independent valuation study.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to increase the Company's market share for satellite radio products as well as accessories for antennas and HDTV products.

The following unaudited pro-forma financial information for the nine months ended August 31, 2004 and 2005 represents the combined results of the Company's operations and Terk as if the Terk acquisition had occurred at the beginning of fiscal 2004. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

	For the Nine Months Ended August 31,
	2004	2005
	(unaudited)
Net sales	$449,343	$387,260
Net income	10,197	628
Net income per share-diluted	$0.46	$0.03

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements  (continued)
Three and Nine Months Ended August 31, 2004 and 2005

(8)	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

Balance at November 30, 2004	$7,019
Goodwill from purchase of Terk (see Note 7)	11,759
Purchase of minority interest (see Note 15)	250
Balance at August 31, 2005	$19,028

At November 30, 2004, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$677	$677	$—
Trademarks not subject to amortization	8,043	—	8,043
Total	$8,720	$677	$8,043

At August 31, 2005, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$827	$688	$139
Trademarks not subject to amortization	8,043	—	8,043
Total	$8,870	$688	$8,182

During the nine months ended August 31, 2005, the Company purchased $150 of patents which expire in February of 2015. The estimated aggregate amortization expense for all amortizable intangibles for the succeeding years ending August 31, 2010 amounts to $75.

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

	November 30, 2004	August 31, 2005
Current assets	$22,008	$24,720
Non-current assets	4,425	4,432
Current liabilities	4,710	5,001
Members' equity	$21,723	$24,151

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements  (continued)
Three and Nine Months Ended August 31, 2004 and 2005

	Nine Months Ended August 31,
	2004	2005
Net sales	$42,554	$37,981
Gross profit	13,331	11,978
Operating income	4,696	3,126
Net income	$6,591	$3,865

The Company's share of income from ASA for the nine months ended August 31, 2004 and 2005, was $3,296 and $1,933, respectively. In addition, the Company received distributions from ASA totaling $719 during the nine months ended August 31, 2005, which was recorded as a reduction to equity investments on the accompanying consolidated balance sheet.

(10)	Bliss-tel Initial Public Offering

On December 13, 2004, one of the Company's former equity investments, Bliss-tel Public Company Limited ("Bliss-tel"), issued 230,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owns 30,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. In addition, on July 21, 2005, the Company received 9,000,000 warrants ("the warrants") which may be exercised beginning on September 29, 2006, and expire on July 17, 2012. Each warrant is exercisable into one share of Bliss-tel common stock at an exercise price of 8 baht per share. As a result, the Company now accounts for the Bliss-tel investment as a trading security in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" whereby the unrealized holding gains and losses on Bliss-tel stock and warrants are included in earnings.

As a result of this transaction, the Company recorded a net gain of $597 and $4,971 for the three and nine months ended August 31, 2005, respectively, representing the initial value of the Bliss-tel warrants and the change in value of the underlying stock and warrant during the period, which is included in other income on the accompanying statement of operations.

As of August 31, 2005, the Bliss-tel investment (including both the stock and warrants) had a quoted market value of $6,987 and is reflected within short-term investments on the accompanying consolidated balance sheet.

(11)	Income Taxes

Quarterly tax provisions are based upon an estimated annual effective tax rate per taxable entity, including evaluations of possible future events and transactions, and are subject to subsequent refinement or revision. When the Company is unable to estimate a part of its annual income or loss, or the related tax expense or benefit, the tax expense or benefit applicable to that item is reported in the interim period in which the income or loss occurs.

A reconciliation of the provision for (benefit of) income taxes from continuing operations computed at the Federal statutory rate to the reported provision for (benefit of) income taxes is as follows:

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements  (continued)
Three and Nine Months Ended August 31, 2004 and 2005

	Three Months Ended August 31,				Nine Months Ended August 31,
	2004		2005		2004		2005
Tax provision at Federal statutory rate	$563	35.0%	$(2,281)	(35.0)	$2,123	35.0%	$(1,534)	(35.0)%
State income taxes, net of Federal benefit	609	37.9	(224)	(3.4)	797	13.1	(148)	(3.4)
Foreign tax rate differential	(248)	(15.4)	(46)	(0.7)	(106)	(1.8)	(57)	(1.3)
Reversal of accruals due to completion of audits	—	—	—	—	—	—	(3,307)	(75.4)
Permanent items	—	—	(287)	(4.4)	—	—	(768)	(17.5)
Changes in rates and other, net	(92)	(5.7)	(88)	(1.4)	228	3.8	(189)	(4.3)
	$832	51.8%	$(2,926)	(44.9)	$3,042	50.1%	$(6,003)	(136.9)%

Changes in rates and other, net, is a combination of various factors, which include changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The effective benefit rate for the three and nine months ended August 31, 2005, was 44.9% and 136.9%, respectively, compared to an effective tax rate of 51.8% and 50.1% for the comparable prior period. The effective benefit rate for the nine months ended August 31, 2005 was primarily due to the favorable outcome of $3,307 in tax accrual reductions due to the completion of certain tax examinations for the years 1994 through 2000.

(12)	Accrued Sales Incentives

A summary of the activity with respect to the Company's sales incentives is provided below:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2005	2004	2005
Opening balance	$6,984	$5,890	$14,604	$7,584
Accruals	3,980	4,555	12,014	14,191 *
Payments	(3,296)	(2,342)	(15,880)	(11,688)
Reversals for unearned sales incentives	(105)	(4)	(1,923)	(737)
Reversals for unclaimed sales incentives	(144)	(180)	(1,396)	(1,431)
Ending balance	$7,419	$7,919	$7,419	$7,919

*   Includes $1,255 of accrued sales incentives acquired from Terk (see Note 7).

AUDIOVOX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
Three and nine months ended August 31, 2004 and 2005

(13)	Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2005	2004	2005
Opening balance	$13,244	$11,304	$14,695	$11,794
Liabilities accrued for warranties issued during the period	(760)	1,491	1,796	3,964
Warranty claims paid during the period	(1,439)	(1,481)	(5,446)	(4,444)
Ending balance	$11,045	$11,314	$11,045	$11,314

During the three months ended August 31, 2004, the Company received a credit of $1,517 from a vendor as a result of re-negotiating return charges for defective inventory. This credit has been included as a reduction to the liabilities accrued for warranties issued during the three and nine months ended August 31, 2004.

(14)	Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2004	August 31, 2005
Bank Obligations
Domestic bank obligation (a)	—	—
Euro asset-based and factoring obligation (b)	$5,485	$3,941
Debt
Euro term loan agreement (c)	9,377	7,154
Other (d)	829	1,163
Total debt	$10,206	$8,317

(a)	Domestic Bank Obligations

At November 30, 2004 and August 31, 2005, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on February 28, 2006 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of November 30, 2004 and August 31, 2005, no direct amounts are outstanding under this agreement.

(b)	Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany which expires on October 25, 2005 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is the three months Euribor plus 2.5%, and the Company pays 0.4% of its gross

Notes to Consolidated Financial Statements (continued)
Three and nine months ended August 31, 2004 and 2005

sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2004 and August 31, 2005, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

(c)	Euro Term Loan Agreement

On September 2, 2003, Audiovox Germany borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5 year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. Tranche B has been fully repaid. Payments under Tranche A are due in monthly installments and interest accrues at 2.75% over the Euribor rate for Tranche A. Any amount repaid may not be reborrowed. The term loan becomes immediately due and payable if a change of control occurs without permission of the financial institution. In April 2005, the maturity of the term loan was prolonged to August 30, 2010 with a pre-payment option.

Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox German Holdings GmbH and on all brands and trademarks of the Audiovox German Holdings Group. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox German Holdings. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings. The short and long term amounts outstanding under this agreement were $2,497 and $6,880, respectively, at November 30, 2004 and $1,407 and $5,747, respectively, at August 31, 2005.

(d)	Other Debt

This amount is the accumulated compensation obligation resulting from the rights under the call put option granted to certain employees of Audiovox Germany and is included in long term debt in the accompanying consolidated balance sheets.

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

Notes to Consolidated Financial Statements (continued)
Three and nine months ended August 31, 2004 and 2005

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

During the third quarter of 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association, International Centre in New York, New York, seeking recovery of monies alleged to have been wrongfully taken by individual Respondents and damages for fraud. Respondents asserted counterclaims alleging that the Company engaged in certain business practices that caused damage to Respondents. The matter was submitted to mediation during the fourth quarter of fiscal 2004 and settled subsequent to year end. The agreement provides, in pertinent part, for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership. In addition, the Company and Respondents will release all claims. As of August 31, 2005, $250 was paid to the Respondents and the remaining balance, which is included in restricted cash on the accompanying consolidated balance sheet, will be released upon satisfaction of the aforementioned pre-closing conditions. The Company recorded a $400 reduction to general and administrative expenses during the nine months ended August 31, 2005 as a result of a legal claim which was withdrawn from the court.

The consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones is still pending. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the District Court's order dismissing the complaints on grounds of federal pre-emption. The Fourth Circuit remanded the actions to each of their respective state courts, except for the Naquin litigation which was remanded to the local Federal Court. Defendants intend to file a petition for certiorari with the U.S. Supreme Court. No assurances regarding the outcome of this matter can be given, as the Company is unable to assess the degree of probability of an unfavorable outcome and estimated loss or liability, if any. Accordingly, no estimated loss has been recorded for the aforementioned case.

The products the Company sells are continually changing as a result of improved technology. As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by its suppliers or distributors, of third partys patents, trade secrets, trademarks or copyrights. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert managements attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company or pay material amounts of damages.

Notes to Consolidated Financial Statements (continued)
Three and nine months ended August 31, 2004 and 2005

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

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R ("Statement 123R"), "Share Based Payment". Statement 123R is a revision of FAS Statement 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock issued to Employees" (APB No. 25). Statement 123R requires a public entity to measure the cost of employee services recognized in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Statement 123R is effective the first annual period that begins after June 15, 2005 or the Company's first quarter of fiscal 2006. The adoption of Statement 123R will rescind the Company's current accounting for stock based compensation under the intrinsic method as outlined in APB No. 25. Under APB No. 25, the issuance of stock options to employees generally resulted in no compensation expense to the Company. The adoption of Statement 123R will require the Company to measure the cost of stock options based on the grant-date fair value of the award as discussed in Note 2.

(17)	Inventory Writedown

During the three and nine months ended August 31, 2005 the Company recorded a $3,789 inventory writedown primarily related to Satellite Radio and other inventory categories as a result of competitive pricing pressures by the market.

(18)	Other Income

Other income is comprised of the following:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2004	2005	2004	2005
Bliss-tel (see Note 10)	$—	$597	$—	$4,971
Interest Income	18	1,063	637	2,940
Rental Income	19	141	44	447
Royalties and other	335	389	887	1,457
Total Other Income	$372	$2,190	$1,568	$9,815

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an overview of the business. This is followed by a discussion of the critical accounting estimates that we believe are important in understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and nine months ended August 31, 2004 compared to the three and nine months ended August 31, 2005. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources, including Contractual and Commercial Commitments," We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements".

Business Overview and Strategy

The Company through its four wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc. ("Code") and Audiovox German Holdings GmbH and three majority-owned subsidiaries: Audiovox Communications (Malaysia) Sdn. Bhd., Audiovox Holdings (M) Sdn. Bhd. and Audiovox Venezuela, C.A. markets its products under the Audiovox® brand name and other brand names, such as Jensen®, Prestige®, Pursuit®, Rampage™, Code-Alarm®, Car Link®, Movies 2 Go®, Magnate®, Mac Audio®, Heco®, Acoustic Research®, Advent®, and Phase Linear®, as well as private labels through a large and diverse distribution network both domestically and internationally.

On November 1, 2004, the Company completed the divestiture of its Cellular business (formerly known as "ACC", "Cellular" or "Wireless"). In addition, on February 25, 2005, the Company entered into a plan to discontinue ownership of the Company's majority-owned subsidiary, Audiovox Malaysia ("AVM"). Accordingly, the Company has presented the financial results of Cellular and AVM as discontinued operations for all periods presented (see Note 3 of the Notes to the Consolidated Financial Statements). In addition, certain reclassifications have been made to the 2004 consolidated financial statements in order to conform to the current period presentation.

On January 4, 2005, the Company's wholly-owned subsidiary, Audiovox Electronics Corporation, signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. ("Terk"). The purpose of this acquisition is to increase the Company's market share for satellite radio products as well as accessories for antennas and HDTV products. The purchase price is subject to a working capital adjustment based on the working capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. The total purchase price, which includes a working capital adjustment of $1,730 and acquisition costs of $520, approximated $15,447. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition (see Note 7 of the Notes to the Consolidated Financial Statements).

Management reviews the financial results of the Company based on the performance of the Electronics Group and Administrative Group. The Electronics Group is comprised of operating subsidiaries that sell mobile and consumer electronics. The Administrative Group consists of treasury, legal, human resources, Information Technology ("IT") and accounting services that are provided to the Electronics Group. In prior years, the Electronics Group had three sales categories (Mobile, Consumer and Sound). Based on the current marketplace and management's overall assessment of the Company, the sales categories have been reclassified into Mobile Electronics and Consumer Electronics, therefore eliminating the Sound category.

Mobile Electronics products include:

•	mobile video products, including overhead, headrest and portable mobile video systems,

•	autosound products including mobile multi-media products, radios, speakers, amplifiers, CD changers,

•	satellite radios including plug and play models and direct connect models,

•	automotive security and remote start systems,

•	navigation systems,

•	rear observation systems, collision avoidance systems and

•	automotive power accessories, including cruise control systems.

Consumer Electronics include:

•	LCD, flat panel and under-cabinet televisions,

•	portable DVD players,

•	home and portable stereos,

•	GMRS radios and

•	Digital multi-media products such as personal video recorders, MP3 players, MPG 4 products

Critical Accounting Policies and Estimates

As disclosed in the Annual Report on Form 10-K for the fiscal year ended November 30, 2004, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable; inventory, goodwill and other intangible assets; warranties and income taxes. Since November 30, 2004, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

Results of Operations

In this discussion and analysis, we explain the general financial condition and the results of operations for Audiovox, including the following:

•	our earnings and costs in the periods presented,

•	changes in earnings and costs between periods,

•	sources of earnings, and

•	the impact of these factors on our overall financial condition.

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and nine months ended August 31, 2004 and 2005. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

Management Key Indicators

Management reviews the following financial indicators to assess the performance of the Company's operating results:

•	Net sales by product class — Management reviews this indicator in order to determine sales trends for certain product classes as this indicator is directly impacted by new product introductions.

•	Gross profit margin — This indicator allows management to assess the effectiveness of new product introductions, inventory purchases and pricing indicators within the specific electronics markets in which the Company competes.

•	Operating expenses as a percentage of net sales — This indicator is reviewed to determine the efficiency of operating expenses in relation to the Company's sales volume and identifies significant fluctuations or possible future trends.

•	Inventory and accounts receivable turnover — Inventory purchases and accounts receivable collections are two significant liquidity factors that determine the Company's ability to fund current operations and determine if financing may be necessary for future capital outlays.

Three months ended August 31, 2004 compared to three months ended August 31, 2005

Continuing Operations

Net Sales:

The following table sets forth, for the periods indicated, net sales for the three months ended August 31, 2004 and 2005:

	August 31, 2004	August 31, 2005	$ Change	% Change
Mobile Electronics	$99,793	$78,573	$(21,220)	(21.3)%
Consumer Electronics	32,807	44,364	11,557	35.2
Total Net Sales	$132,600	$122,937	$(9,663)	(7.3)%

Mobile Electronics sales, which represented 63.9% of net sales for the three months ended August 31, 2005, declined due to following:

•	Reduced pricing by one of the Company's primary competitors resulted in an approximate 50% reduction in market pricing for satellite radio plug and play units.

•	Shift in sales from video-in-a-bag to lower priced portable DVD products.

•	A decline in the mobile electronics aftermarket business due to Original Equipment Manufacturers (OEM) including mobile video in many of their standard option packages,

•	A continued decline in SUV sales which effected mobile video sales, and

•	Continued price erosion as a result of competitive pressure.

The above changes in mobile electronics category were partially offset by:

•	Incremental satellite radio and accessory sales as a result of the Terk acquisition.

•	Increased sales for Jensen mobile multimedia products, and

•	New Mobile Video Systems introduced in the second half of fiscal 2005.

Consumer Electronics sales, which represented 36.1%, of net sales, increased due to increased sales for LCD flat-panel TV's and increased sales of portable DVD players.

Sales incentive expense increased $640 to $4,371 for the three months ended August 31, 2005 as a result of a shift from mobile to consumer products which resulted in increased promotional offers to large retailers. Total reversals for sales incentives decreased $65 as compared to the prior year. The decline in unearned reversals is due to increased achievement of Volume Incentive Rebate programs. The increase in unclaimed sales incentives is due to certain customers not claiming funds within the claim period. The Company believes that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	For the Three Months Ended
	August 31, 2004	August 31, 2005
Gross profit	$23,148	$12,265
Gross margins	17.5%	10.0%

Gross margins decreased to 10.0% for the three months ended August 31, 2005 as compared to 17.5% for the prior year. The decrease in margins is due to a $4,114 increase in inventory write downs from $661 (0.5% impact) to $4,775 (3.9% impact) during the three months ended August 31, 2004 and 2005, respectively. The increase in write-downs was primarily due to an inventory adjustment of $3,789 primarily related to Satellite radio inventory as a result of reduced pricing by one of the Company's primary competitors. In addition, during the quarter ended August 31, 2004 the Company received a credit of $1,517 from a vendor as a result of renegotiating return charges for defective inventory, which favorably impacted gross margins by 1.2% and such credit did not recur for the quarter ended August 31, 2005. Furthermore, gross margins continued to be impacted by a decline in mobile video margins related to the discontinued video in a bag line as well as a reduction in selling prices within the other mobile video categories as a result of increased inventory levels due to the market slow down.

Gross Margins were favorably impacted during the quarter ended August 31, 2005 by increased margins on existing and new products sold under the Terk and Jensen brand names as well as LCD TV's and portable DVDs sold under the Audiovox brand. In addition, reversals of sales incentive expense favorably impacted gross margins by 0.02% and 0.01% during the three months ended August 31, 2004 and 2005, respectively.

Operating Expenses and Operating Income (Loss)

The following table presents the results of the Company separated by the Electronics and Administrative Groups.

	For the Three Months Ended
	August 31, 2004	August 31, 2005	$ Change	% Change
Selling	$7,337	$6,364	$(973)	(13.3)
General and administrative	9,177	8,954	(223)	(2.4)
Engineering and technical support	935	1,514	579	61.9
Electronics operating expenses	17,449	16,832	(617)	(3.5)
Electronics operating income (loss)	$5,699	$(4,567)	$(10,266)	*
Electronics other expense	160	579	419	*
Electronics pre-tax income (loss)	5,539	(5,146)	(10,685)	*
Administrative operating expenses	$4,616	$4,437	$(179)	(3.9)
Administrative other income	740	3,066	2,326	*
Consolidated pre-tax income (loss)	$1,663	$(6,517)	$(8,180)	*

*	Greater than 100 percent.

Consolidated operating expenses decreased $796, or 3.6%, for the three months ended August 31, 2005 as compared to 2004. As a percentage of net sales, operating expenses increased to 17.3% for the three months ended August 31, 2005, from 16.6% in 2004.

Electronics operating expenses decreased $617, or 3.5%, for the three months ended August 31, 2005 as compared to 2004. As a percentage of net sales, Electronics operating expenses increased to 13.7% for the three months ended August 31, 2005, compared to 13.2% in 2004.

Electronics selling expenses decreased primarily due to a $389 decrease in commissions and $353 decrease in advertising. The decrease in commissions is a direct result of a reduction in headcount and sales and the decline in advertising is due to the timing of advertising placements.

Electronics general and administrative expenses decreased due to the following:

•	A $282 decline in office and officer's salaries due to a reduction in headcount and compensation as a result of reduced earnings partially offset by incremental costs from the Terk acquisition.

•	$228 decline in employee benefits as a result of reduced health care expenses.

•	The above decreases were partially offset by a $208 increase in occupancy costs due to the incremental costs to operate the Terk facility.

Engineering and technical support increased due to an increase in direct labor as a result of the recent Terk acquisition and increase in product complexity which has resulted in the Company hiring additional engineers and providing additional customer service.

The following is a summary of operating expenses for the Administrative Group:

	For the Three Months Ended
	August 31, 2004	August 31, 2005	$ Change	% Change
Advertising	$963	$894	$(69)	(7.2)%
Professional fees	1,354	1,395	41	3.0
Depreciation	342	355	13	3.8
Insurance	239	224	(15)	(6.3)
Officers' and office salaries	1,954	1,620	(334)	(17.1)
Other	(236)	(51)	185	(78.4)
Total administrative operating expenses	$4,616	$4,437	$(179)	(3.9)
Administrative other income	740	3,066	2,326	*
Administrative pre-tax loss	$(3,876)	$(1,371)	$(2,505)	64.6%

*	Greater than 100 percent

The decrease in administrative operating expenses is primarily due to a decline in salaries as a result of staff reductions and a decline in compensation due to reduced earnings. Included in administrative operating expenses is a one-time severance charge of $393 associated with staff reductions for the three months ended August 31, 2005. Other administrative operating expenses, which are mainly comprised of occupancy costs, employee benefits and allocations, increased primarily due to increased occupancy costs. The Company expects administrative expenses to continue to decline as a result of the change in business structure.

Other Income (Expense)

	For the Three Months Ended
	August 31, 2004	August 31, 2005	$ Change
Interest expense and bank charges	$(833)	$(552)	$281
Equity in income of equity investees	1,041	849	(192)
Other, net	372	2,190	1,818
Total other income	$580	$2,487	$1,907

Interest expense and bank charges decreased primarily due to the reduction in outstanding bank obligations as a result of the sale of ACC. The Company expects interest expense to decrease in fiscal

2005 as the Company repaid all amounts outstanding under its domestic bank obligations on November 1, 2004 and the Company has no outstanding amounts under its domestic bank obligations at August 31, 2005. Interest expense of $1,028 was allocated to discontinued operations for the three months ended August 31, 2004. Interest expense and bank charges during the three months ended August 31, 2005 primarily represent expenses for debt and bank obligations of Audiovox Germany and interest for a capital lease.

Equity in income of equity investees decreased primarily due to a decrease in the equity income of ASA as a result of decreased marine sales, increased competition for van conversion products and a decline in sales to one major customer.

Other income increased due to a $1,045 increase in interest income to $1,063 for the three months ended August 31, 2005 due to returns on the purchase of short-term investments. In addition, other income increased due to a $597 unrealized gain as a result of the issuance of Bliss-tel warrants. The fluctuation in Bliss-tel stock is recorded in other income (loss) and the current appreciation in value is subject to fluctuations in market value. Furthermore, other income was favorably impacted by increased rental income and lower foreign exchange devaluation in the Company's Venezuelan subsidiary as compared to the prior year. The Company expects other income to increase during fiscal 2005 as a result of expected returns on short-term investments purchased in November of fiscal 2004.

Income Taxes (Benefit)

The effective benefit rate for the three months ended August 31, 2005 was 44.9% compared to an effective tax rate of 51.8% in the prior period. The decrease in the effective tax rate for 2005 was primarily due to the net loss incurred during the three months ended August 31, 2005 and tax exempt interest income earned on short-term investments during the three months ended August 31, 2005.

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

The following is a summary of financial results included within discontinued operations for the three months ended August 31, 2004 and 2005:

	August 31,
	2004	2005
Net sales from discontinued operations	$314,965	$1,323
Income (loss) from discontinued operations before income taxes	5,739	(254)
Income taxes (benefit)	432	(128)
Net income (loss) from discontinued operations, net of tax	$5,307	$(126)

Income (loss) from discontinued operations, net of tax, provided income of $5,307 for the three months ended August 31, 2004 compared to a loss from discontinued operations of $126 for the three months ended August 31, 2005. The decline in income from discontinued operations is primarily due to the sale of ACC on November 1, 2004.

Net Income (Loss)

Net income for the three months ended August 31, 2004 was $5,344 compared to a net loss of $3,717 in 2005. Earnings per share for the three months ended August 31, 2004 was $0.24 (basic and diluted) compared to a loss of $0.17 (basic and diluted) for 2005. Net income (loss) was favorably impacted by sales incentive reversals of $418 and $184 (inclusive of amounts from discontinued operations) for the three months ended August 31, 2004 and 2005, respectively.

The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales, new product introductions, fuel costs, consumer discretionary income, competition and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Nine months ended August 31, 2004 compared to nine months ended August 31, 2005

Continuing Operations

Net sales:

The following table sets forth, for the periods indicated, certain statement of operations data for the nine months ended August 31, 2004 and 2005:

	August 31, 2004	August 31, 2005	$ Change	% Change
Mobile Electronics	$310,377	$246,204	$(64,173)	(20.7)%
Consumer Electronics	104,463	137,222	32,759	31.4
Total net sales	$414,840	$383,426	$(31,414)	7.6%

Mobile Electronics sales, which represented 64.2% of net sales, continues to be impacted by a shift in the mobile video category brought on by video-in-a-bag systems being replaced by lower priced portable DVD's, increased presence by original equipment car manufacturers and lower SUV sales. In addition, sales were adversely impacted when reduced pricing by one of the Company's competitors resulted in a significant reduction in pricing for satellite radio plug and play units. Sales were favorably impacted by the recent acquisition of Terk in January of 2005 and increase in Jensen mobile multimedia products.

Consumer Electronics sales, which represented 35.8%, of net sales showed growth as a result of increased demand for LCD flat-panel TV product lines and portable DVD Players.

Sales incentive expense increased $2,073 to $10,768 for the nine months ended August 31, 2005 as a result of the Company offering more sales incentive programs to mass merchants and large retailers. Also, the increase in sales incentive expense is attributable to a $1,186 decrease in unearned reversals for the nine months ended August 31, 2005 due to increased achievement of Volume Incentive Rebate programs as compared to the prior year.

Gross Profit

	For the Nine Months Ended
	August 31, 2004	August 31, 2005
Gross profit	$65,672	$51,135
Gross margins	15.8%	13.3%

Gross margins decreased to 13.3% for the nine months ended August 31, 2005 as compared to 15.8% for the nine months ended August 31, 2004. Margins were impacted by inventory writedowns of $5,469 (1.3% impact) and $6,952 (1.8% impact) during the nine months ended August 31, 2004 and 2005, respectively. The increase in write-downs was primarily due to an adjustment to Satellite radio plug and play units as a result of sudden reduced pricing by one of the Company's primary competitors. The decline in margins is also due to a reduction in selling prices within the mobile video category.

The above declines in margins were offset by margins achieved in Jensen mobile and Adiovox LCD TV's as well as margins achieved from the acquisition of the Terk product line. Furthermore, reversals of sales incentive expense favorably impacted gross margins by 0.8% and 0.6% during the nine months ended August 31, 2004 and 2005, respectively.

Operating Expenses and Operating Income (Loss)

The following table presents the results of the Company separated by the Electronics and Administrative Groups.

	For the Nine Months Ended
	August 31, 2004	August 31, 2005	$ Change	% Change
Selling	$19,913	$20,413	$500	2.5%
General and administrative	25,969	26,848	879	3.4
Engineering and technical support	3,404	4,752	1,348	39.6
Electronics operating expenses	$49,286	$52,013	$2,727	5.5
Electronics operating income (loss)	$16,386	$(878)	$(17,264)		*
Electronics other income (expense)	385	(1,856)	(2,241)		*
Electronics pre-tax income (loss)	16,771	$(2,734)	$(19,505)		*
Administrative operating expenses	$12,764	$13,343	$579	4.5
Administrative other income	2,112	11,693	9,581		*
Consolidated pre-tax income (loss)	$6,119	$(4,384)	$(10,503)		*

*	Greater than 100 percent.

Consolidated operating expenses increased $3,306, or 5.3%, for the nine months ended August 31, 2005, as compared to 2004. As a percentage of net sales, operating expenses increased to 17.0% for the nine months ended August 31, 2005, from 15.0% in 2004.

Electronics operating expenses increased $2,727, or 5.5%, for the nine months ended August 31, 2005, as compared to 2004. As a percentage of net sales, Electronics operating expenses increased to 13.6% for the nine months ended August 31, 2005, compared to 11.9% in 2004.

Electronics selling expenses increased during the nine months ended August 31, 2005, due to a $592 increase in commissions and $347 increase in salesmen salaries. These increases were a result of increased consumer electronics sales, changes in compensation programs related to commissionable sales for Jensen products and incremental selling expenses from the recently acquired Terk product line. These increases were partially offset by a $565 decline in advertising due to the timing of advertising placements.

Electronics general and administrative expenses increased due to the following:

•	$529 increase in occupancy costs due to the incremental costs to operate the Terk facility.

•	$353 increase in bad debt expense due to the recoveries of previously reserved bad debt in the prior year. The provision for bad debt expense was $185 for the nine months ended August 31, 2005 compared to a recovery of $168 in the prior year.

•	An increase of $637 in professional fees due to legal costs related to patent infringement cases.

•	$429 increase due to increased IT costs due to the acquisition of Terk and increased software users.

•	The above increases were partially offset by a $821 decline in employee benefits due to a redution in medical claims and includes a $400 reduction as a result of a Venezuela legal claim which was withdrawn from the court.

•	In addition, officer and office salaries decreased $341 as a result of a reduction in headcount and a decline in compensation due to reduced earnings.

Engineering and technical support increased due to an increase in direct labor as a result of the recent Terk acquisition and an increase in product complexity which has resulted in the Company hiring additional engineers and providing additional customer service.

The following is a summary of operating expenses for the Administrative Group:

	For the Nine Months Ended
	August 31, 2004	August 31, 2005	$ Change	% Change
Advertising	$3,031	$3,151	$120	4.0%
Professional fees	3,688	4,008	320	8.7
Depreciation	862	1,000	138	16.0
Insurance	747	746	(1)	—
Officers' and office salaries	5,173	4,574	(599)	(11.6)
Other	(737)	(136)	601	81.5
Total administrative operating expenses	$12,764	$13,343	$579	4.5
Administrative other income	2,112	11,693	9,581		*
Administrative pre-tax loss	$(10,652)	$(1,650)	$(9,002)		*

*	Greater than 100 percent

The increase in professional fees is due to legal fees incurred to defend a derivative lawsuit. Other administrative operating expenses, which are mainly comprised of occupancy costs, employee benefits and allocations, increased due to an increase in occupancy costs and decrease in allocations as certain administrative expenses were allocated to the Company's discontinued Cellular Group in the prior year. The decline in salaries is due to staff reductions and a decline in compensation as a result of reduced earnings. Included in administrative operating expenses is a one-time severance charge of $471 due to staff reductions for the nine months ended August 31, 2005. The Company expects administrative expenses to decline as a result of the change in the business structure.

Other Income (Expense)

	For the Nine Months Ended
	August 31, 2004	August 31, 2005	$ Change
Interest expense and bank charges	$(2,662)	$(1,923)	$739
Equity in income of equity investees	3,591	1,945	(1,646)
Other, net	1,568	9,815	8,247
Total other income	$2,497	$9,837	$7,340

Interest expense and bank charges decreased primarily due to the reduction in outstanding bank obligations. The Company expects interest expense to decrease in fiscal 2005 as the Company repaid all amounts outstanding under its domestic bank obligations on November 1, 2004 and the Company has no outstanding amounts under its domestic bank obligations at August 31, 2005. Interest expense and bank charges during the nine months ended August 31, 2005 primarily represent expenses for debt and bank obligations of Audiovox Germany and interest for a capital lease.

Equity in income of equity investees decreased primarily due to a decrease in the equity income of ASA as a result of decreased sales due to increased competition for van conversion products and a decline in sales to one major customer.

Other income increased due to a $4,971 unrealized gain as a result of an initial public offering and stock appreciation of Bliss-tel stock and issuance of Bliss-tel warrants, an existing investment accounted for as a trading security. The fluctuation in Bliss-tel stock is recorded in other income and the current appreciation in value is subject to fluctuations in market value. In addition, interest income increased $2,303 to $2,940 for the nine months ended August 31, 2005 due to returns on the purchase of short-term investments. Furthermore, other income was favorably impacted by increased rental income and lower foreign exchange devaluation in the Company's Venezuelan subsidiary as compared to the prior year.

Income Taxes (Benefit)

The effective tax rate for the nine months ended August 31, 2005, was a benefit of 136.9% compared to a provision of 50.1% in the prior period. The income tax benefit for the nine months ended August 31, 2005 was primarily due to the net loss for the period and tax exempt interest income earned on short-term investments during the three months ended August 31, 2005 and the favorable outcome of $3,307 in tax accrual reductions due to the completion of certain tax examinations.

Income (Loss) from Discontinued Operations

The following is a summary of financial results included within discontinued operations for the nine months ended August 31, 2004 and 2005:

	August 31, 2004	August 31, 2005
Net sales from discontinued operations	$847,808	$2,780
Income (loss) from discontinued operations before income taxes	8,884	(1,124)
Income taxes (benefit)	316	(210)
Net income (loss) from discontinued operations, net of tax	$8,568	$(914)

Income (loss) from discontinued operations, net of tax, provided income of $8,568 for the nine months ended August 31, 2004 compared to a loss from discontinued operations of $914 for the nine months ended August 31, 2005. Included in loss from discontinued operations for the nine months ended August 31, 2005 is a write-down charge of $408 for AVM assets as a result of the planned sale of AVM. The decline in income from discontinued operations for fiscal 2005 is primarily due to the losses of AVM as well as the sale of ACC on November 1, 2004.

Net Income

Net income for the nine months ended August 31, 2004 was $10,891 compared to $705 in 2005. Earnings per share for the nine months ended August 31, 2004 was $0.50 (basic) and $0.49 (diluted) as compared to $0.03 (basic and diluted) for 2005. Net income was favorably impacted by sales incentive reversals of $4,354 and $2,168 (inclusive of discontinued operations) for the nine months ended August 31, 2004 and 2005, respectively, and a tax accrual reduction of $3,307 for the nine months ended August 31, 2005.

The Company believes that the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales, new product introductions, fuel costs, consumer discretionary income, competition and general economic conditions. Also, all of its products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2005, the Company had working capital of $360,389, which includes cash and short-term investments of $158,100 compared with working capital of $362,018 at November 30, 2004, which includes cash and cash equivalents and short-term investments of $167,646. The Company plans to utilize its current cash position as well as collections from accounts receivable to fund the current operations of the business. However, the Company may utilize all or a portion of the current capital resources to pursue other business opportunities, including acquisitions.

As of November 30, 2004 and August 31, 2005, the Company has a domestic credit line to fund the temporary short-term working capital needs of the Company. This line expires on February 28, 2006, and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, the Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset Based Lending ("ABL") ( finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany which expires on October 25, 2005 and is renewable on an annual basis.

Operating activities used cash of $15,100 for the nine months ended August 31, 2005 compared to $69,868 in 2004. The decrease in cash used in operating activities as compared to the prior year is primarily due to the collection of accounts receivable of discontinued operations, partially offset by payments of accrued expenses and income taxes.

The following significant fluctuations in the balance sheets impacted cash flow from operations:

•	Cash flows from operating activities for the nine months ended August 31, 2005 were impacted by a decrease in accounts receivable primarily due to collections. Accounts receivable turnover approximated 5.0 during for the nine months ended August 31, 2005 compared to 5.2 in the comparable period in the prior year.

•	Cash flow from operations were impacted by a decline in inventory purchases due to the decline in sales. Inventory turnover approximated 3.2 during for the nine months ended August 31, 2005 compared to 3.3 in the comparable period in the prior year.

•	In addition, cash flow from operating activities for the nine months ended August 31, 2005, was impacted by a decrease in accrued expenses, as a result of payments made to vendors.

•	Income taxes payable decreased $39,997 during the nine months ended August 31, 2005, primarily due to a tax payment made in connection with the gain on the sale of the Cellular business in fiscal 2004.

Investing activities used $10,829 during the nine months ended August 31, 2005, primarily due to the acquisition of Terk for $15,447 and purchase (net of sales) of short-term investments. The usage of cash from investing activities was partially offset by the collection of a working capital adjustment and escrow in connection with the sale of the Cellular business. Investing activities used cash of $10 during the nine months ended August 31, 2004, primarily due to the purchase of subsidiary shares as well as property plant and equipment offset by a distribution received from an equity investee.

Financing activities provided cash of $765 during the nine months ended August 31, 2005, primarily due to proceeds from the exercise of stock options partially offset by the payment of bank obligations which were acquired in connection with the Terk acquisition. Financing activities for the nine months ended August 31, 2004 provided cash of $73,710 mainly due to net borrowings of bank obligations.

The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At August 31, 2005, such obligations and commitments are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations (1)	$12,811	$616	$1,220	$1,155	$9,820
Operating leases (2)	6,924	2,681	3,924	319	—
Total contractual obligations	$19,735	$3,297	$5,144	$1,474	$9,820

	Amount of Commitment Expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Lines of credit (3)	$3,941	$3,941	—	—	—
Stand-by letters of credit (4)	2,188	2,188	—	—	—
Commercial letters of credit (4)	4,075	4,075
Debt (5)	8,317	1,407	4,037	2,873	—
Open purchase obligations (6)	112,205	112,205	—	—	—
Total commercial commitments	$130,726	$123,816	$4,037	$2,873	—

(1)	Represents total payments due under capital lease obligations which have a current and long term principal balance of $127 and $6,018, respectively at August 31, 2005.

(2)	The Company enters into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the German factoring agreement at August 31, 2005. The German credit facility consists of a 16,000 Euro accounts receivable factoring arrangement and 6,000 Euro Asset Based Lending Credit Facility.

(4)	Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit to secure certain bank obligations and insurance requirements.

(5)	Represents amounts outstanding under a loan agreement for Audiovox Germany which was acquired in connection with the Recoton Acquisition. This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.

(6)	Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

Treasury Stock

The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program ("the Program"). No shares were purchased under the Program during fiscal 2004 or fiscal 2005. As of November 30, 2004 and August 31, 2005, 1,070,957 shares were repurchased under the Program at an average price of $7.93 per share for an aggregate amount of $8,497.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and chairman of the board, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004 the Company entered into an agreement to sub-lease the building to UTSI for monthly payments of $46 until November 1, 2009. The Company also leases another facility from its principal stockholder. Total lease payments required in connection with the lease agreements for the five-year period ending August 31, 2010 are $4,363.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R ("Statement 123R"), "Share Based Payment". Statement 123R is a revision of FAS Statement 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock issued to Employees" (APB No. 25). Statement 123R requires a public entity to measure the cost of employee services recognized in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Statement 123R is effective the first annual period that begins after June 15, 2005 or the Company's first quarter of fiscal year 2006. The adoption of Statement 123R will rescind the Company's current accounting for stock based compensation under the intrinsic method as outlined in APB No. 25. Under APB No. 25, the issuance of stock options to employees generally resulted in no compensation expense to the Company. The adoption of Statement 123R will require the Company to measure the cost of stock options based on the grant-date fair value of the award as discussed in Note 2 of Notes to Consolidated Financial Statements.

Forward-Looking Statements

Except for historical information contained herein, statements made in this Form 10-Q that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the dependency on key executives, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in the Company's Form 10-K for the fiscal year ended November 30, 2004. These factors, among others, may cause actual results to differ materially from the results suggested in the forward-looking statements. Forward-looking statements include statements relating to, among other things:

•	growth trends in the mobile and consumer electronic businesses

•	technological and market developments in the mobile and consumer electronics businesses

•	liquidity

•	availability of key employees

•	expansion into international markets

•	the availability of new consumer and mobile electronic products

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about the Company including, among other things:

•	the ability to keep pace with technological advances

•	impact of future selling prices on Company profitability and inventory carrying value

•	significant competition in the mobile and consumer electronics businesses

•	quality and consumer acceptance of newly introduced products

•	possible increases in warranty expense

•	changes in the Company's business operations

•	foreign currency risks

•	political instability

•	changes in U.S. federal, state and local and foreign laws

•	changes in regulations and tariffs

•	seasonality and cyclicality

•	inventory obsolescence and availability

•	changes in global or local economic conditions

•	investments and pursuit of acquisitions

•	diversification of our business

•	fluctuation in fuel prices

•	contingent liabilities

•	fluctuation in market value of short-term investments

•	litigation from intellectual property rights

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

Marketable securities at November 30, 2004 and August 31, 2005, which are recorded at fair value of $5,988 and $13,202, respectively, include a unrealized loss of $1,284 and $2,064, respectively, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $599 and $1,320 as of November 30, 2004 and August 31, 2005, respectively. Actual results may differ.

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

Foreign Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company may hedge transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments which may be used for hedging are forward contracts with banks. The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the financial institution. The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. Intercompany transactions with foreign subsidiaries and equity investments are typically not hedged. There were no hedge transactions at November 30, 2004 or August 31, 2005.

The Company is subject to risk from changes in foreign exchange rates for its subsidiaries and equity investments that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On November 30, 2004 and August 31, 2005, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Malaysian ringgit, Thailand baht and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2004 and August 31, 2005, amounts to $3,194 and $3,337, respectively. Actual results may differ.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an interim evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation as of August 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weakness in our internal control over financial reporting identified during the fiscal 2004 internal control over financial reporting evaluation in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Although progress is being made to remediate this material weakness that was identified at November 30, 2004, additional action is still required. To address the control weakness, the Company performed other procedures, if demand necessary, to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly presents, in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's interim assessment identified the following pre-existing material weakness in the Company's internal control over financial reporting as of August 31, 2005 (this section of Item 4. Controls and Procedures, should be read in conjunction with Item 9A. Controls and Procedures, included in the Company's Form 10-K for the fiscal year ended November 30, 2004, for additional information on Management's Report on Internal Controls Over Financial Reporting):

1.	Deficiencies in the general controls over information technology security and user access, including segregation of duties (automated controls to ensure authorization, execution, monitoring and review by independent individuals) and unrestricted access to data and business applications exist. Accordingly, management concluded that these matters represent a material weakness as controls over information security and access to data and applications are necessary to have an effective control environment.

The Company identified this deficiency in its internal control over financial reporting during the fiscal 2004 implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and; accordingly, this control deficiency is in the process of being remediated subsequent to August 31, 2005. The finding discussed above was characterized as a material weakness in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company's interim or annual financial statements could occur. However, the internal control weakness identified by management did not cause a material misstatement or have an adverse impact to the Company's reported financial position, results of operations or control environment as of and for the three and nine months ended August 31, 2005. This material weakness impacted the Company's financial reporting process to the extent that certain controls were put or in the process of being put into place in connection with user access security conflicts and access to data and applications. Refer to the specific remediation steps identified below.

Planned Remediation Efforts to Address Material Weakness

The Company developed a remediation plan and initiated action steps designed to address the material weakness in the internal control over financial reporting identified above and to implement corrective actions that are required to improve the design and operating effectiveness of internal control over financial reporting, including the enhancement of the Company's policies, systems and procedures. The Company implemented the following measures to remediate the material weakness identified above:

1.	Remediated the information technology security controls in connection with user access conflicts and segregation of duties related to certain applications and business processes to ensure there is appropriate authorization, execution, monitoring and review by independent individuals by implementing a turnover software package to manage the information technology change management system by implementing a security software solution to manage the Company's user access security and to restrict access to data and applications. These remediation efforts are currently being implemented and are expected to be completed and fully implemented before the end of fiscal 2005.

The Company believes that the measures above have addressed all matters identified as a material weakness by management. The Company will continue to monitor the effectiveness of its disclosure controls and procedures on an ongoing basis and will take further actions, as appropriate.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no significant changes in the Company's internal controls over financial reporting during the most recently completed fiscal 2005 third quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting during this period.

PART II — OTHER INFORMATION

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

During the third quarter of 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association, International Centre in New York, New York, seeking recovery of monies alleged to have been wrongfully taken by individual Respondents and damages for fraud. Respondents asserted counterclaims alleging that the Company engaged in certain business practices that caused damage to Respondents. The matter was submitted to mediation during the fourth quarter of fiscal 2004 and settled subsequent to year end. The agreement provides, in pertinent part, for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership in the Venezuelan companies and a release of any and all claims. As of August 31, 2005, $250 was paid to the Respondents and the remaining balance, which is included in restricted cash on the accompanying consolidated balance sheet, will be released upon satisfaction of the aforementioned pre-closing conditions. The Company recorded a $400 reduction to general and administrative expenses during the nine months ended August 31, 2005 as a result of a legal claim which was withdrawn from the court.

The consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones is still pending. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the District Court's order dismissing the complaints on grounds of federal pre-emption. The Fourth Circuit remanded the actions to each of their respective state courts, except for the Naquin litigation which was remanded to the local Federal Court. Defendants intend to file a petition for certiorari with the U.S. Supreme Court. No assurances regarding the outcome of this matter can be given, as the Company is unable to assess the degree of probability of an unfavorable outcome and estimated loss or liability, if any. Accordingly, no estimated loss has been recordedfor the aforementioned case.

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

AUDIOVOX CORPORATION
	By:	Patrick M. Lavelle
Patrick M. Lavelle President and Chief Executive Officer
Dated: October 11, 2005
	By:	Charles M. Stoehr
Charles M. Stoehr Senior Vice President and Chief Financial Officer