Form 10-K
period 2005-11-30
AUDIOVOX CORP
filed 2006-02-14
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2005

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

     Indicated by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act).
                                    Yes No X

     Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                    Yes No X

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

                                    Yes X No

     Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                                    Yes No X


     The aggregate market value of the common stock held by non-affiliates of the Registrant was $265,510,375 (based upon closing price on the Nasdaq Stock Market on May 31, 2005).

     The number of shares outstanding of each of the registrant's classes of common stock, as of February 9, 2006 was:


CLASS                                                             OUTSTANDING

Class A common stock $.01 par value                                20,300,594
Class B common stock $.01 par value                                 2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

(1) Part III - Proxy Statement for Annual Meeting of Stockholders to be filed on or before March 30, 2006.

                              AUDIOVOX CORPORATION
                               INDEX TO FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
Item 1-Business................................................................4
Item 1A-Risk Factors..........................................................10
Item 1B-Unresolved Staff Comments.............................................15
Item 2-Properties.............................................................15
Item 3-Legal Proceedings......................................................15
Item 4-Submission of Matters to a Vote of Security Holders....................17

PART II
Item 5-Market for the Registrant's Common Equity Related
Stockholder Mattersand Issuer Purchases of Equity Securities .................17
Item 6-Selected Consolidated Financial Data...................................18
Item 7-Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................20
Item 7A-Quantitative and Qualitative Disclosures About Market Risk............39
Item 8-Consolidated Financial Statements and Supplementary Data...............39
Item 9-Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure..........................................................39
Item 9A-Controls and Procedures...............................................40
Item 9B - Other Information...................................................43

PART III
Item 10-Directors and Executive Officers of the Registrant....................44
Item 11-Executive Compensation................................................44
Item 12-Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters....................................44
Item 13-Certain Relationships and Related Transactions........................44
Item 14-Principal Accounting Fees and Services................................44

PART IV
Item 15-Exhibits, Financial Statement Schedules...............................44
SIGNATURES....................................................................47

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1a under "Risk Factors".

NOTE REGARDING DOLLAR AMOUNTS

In this annual report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts.
                                     PART I

ITEM 1-BUSINESS

     Audiovox Corporation ("Audiovox", "We", "Our", "Us" or "Company") is a leading international distributor and value added service provider in the mobile and consumer electronics industries. We conduct our business through four wholly-owned subsidiaries: Audiovox Electronics Corporation ("AEC"), American Radio Corp., Code Systems, Inc. ("Code") and Audiovox German Holdings GmbH ("Audiovox Germany") and one majority-owned subsidiary: Audiovox Venezuela, C.A. We market our products under the Audiovox(R) brand name and other brand names, such as Jensen(R), Pursuit(R), Code-Alarm(R), Car Link(R), Movies 2 Go(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R), Advent(R) and Phase Linear(R), as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment ("Electronics"), which is organized by product category.

     Audiovox was incorporated in Delaware on April 10, 1987, as successor to a business founded in 1960 by John J. Shalam, our Chairman and controlling stockholder. Our extensive distribution network and long-standing industry relationships have allowed us to benefit from growing market opportunities and emerging niches in the electronics business.

     We make available financial information, news releases and other information on our web site at www.audiovox.com. There is a direct link from the web site to a third party Securities and Exchange Commissions (SEC) filings web site, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to the SEC. In addition, we have adopted a code of business conduct and ethics which is available free of charge upon request. Any such request should be directed to the attention of:
Chris Lis Johnson, Company Secretary, 150 Marcus Boulevard, Hauppauge, New York 11788, (631) 231-7750.

ACQUISITIONS

     On January 4, 2005, we purchased certain assets and liabilities of Terk Technologies Corp. ("Terk") for $15,345. The purpose of this acquisition was to increase our market share for satellite radio products as well as accessories, such as antennas for HDTV products.

     On July 8, 2003 we acquired, for $40,406, the U.S. audio operations of Recoton and the outstanding capital stock of Recoton German Holdings GmbH. The primary reason for this transaction was to expand the product offerings of Audiovox and to obtain certain long-standing trademarks such as Jensen(R) and Acoustic Research(R).

     Refer to Note 4 "Business Acquisitions" of the Notes to Consolidated Financial Statements for additional information regarding the aforementioned acquisitions.

DIVESTITURES (DISCONTINUED OPERATIONS)

     On November 7, 2005, we completed the sale of our majority owned subsidiary, Audiovox Malaysia ("AVM") to the current minority interest shareholder due to increased competition from non-local OEM's and deteriorating credit quality of local customers.

     On November 1, 2004, we completed the divestiture of our Cellular business (formerly known as "ACC", "Cellular" or "Wireless") to UTStarcom, Inc. ("UTSI"). After paying outstanding domestic obligations, taxes and other costs associated with the divestiture, we received net proceeds of approximately $144,053. We plan to utilize the net proceeds to pursue strategic and complementary acquisitions or invest in our current operations. However, we may use all or a portion of the net proceeds for other purposes and are considering all opportunities.

     These divestitures have been presented as discontinued operations, as such, certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. Refer to Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the aforementioned divestitures.

STRATEGY

     Our objective is to increase operating income by increasing market share, enhancing the product portfolio, capitalizing on our current financial position to take advantage of future growth opportunities and streamlining operations.

The key elements of our strategy are as follows:

         Capitalize on niche market opportunities in the electronics industry. We intend to use our extensive distribution and supply networks to capitalize on niche market opportunities in the electronics industry, such as satellite radio, collision avoidance, navigation, mobile video, DVD's, flat panel TVs and hand held GPS.

         Leverage our distribution network. We believe our distribution network which includes, power retailers, mass merchandisers, distributors, car dealers and OEM's will allow us to continue to expand value-added services as the market evolves and customer needs change.

         Increase market penetration by capitalizing on the Audiovox(R) family of brands. We believe the "Audiovox(R)" family of brands, which includes Pursuit(R), Jensen(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R) , Advent(R), Terk(R) and Phase Linear(R), is one of our greatest strengths. To further benefit from the Audiovox(R) brands, we continue to invest and introduce new products using our brand names.

         Pursue strategic and complementary acquisitions - We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets or expand our existing business distribution.

         Grow our international presence. We continue to expand our international presence in Europe and we intend to expand our international business through Audiovox Germany and will continue to pursue additional business opportunities through acquisitions or the introduction of products.

         Continue to outsource manufacturing to increase operating leverage. A key component of our business strategy is outsourcing the manufacturing of our products, which allows us to deliver the latest technological advances without the fixed costs associated with manufacturing.

         Monitor operating expenses. We continuously focus our efforts on evaluating the current business structure in order to create operating efficiencies, including investments in management information systems, with the primary goal of increasing operating income.

INDUSTRY

     The mobile and consumer electronics industries are large and diverse and encompass a broad range of products. The significant competitors in our industries are Sony, RCA, Panasonic, JVC, Kenwood, Alpine, Directed Electronics and Delphi. There are other large companies that specialize in niche products such as speakers, amplifiers or security. We participate in selected markets such as satellite radio, mobile video, portable DVD, digital multi-media, vehicle security and flat panel TV's, as well as other selected consumer electronics categories.

     The introduction of new products and technological advancements are the major growth drivers in the electronics industry. Currently, new products include, but are not limited to, satellite radio, installed and portable DVD mobile video systems, rear observation and collision avoidance systems, flat panel TVs, hand held GPS, innovative home speaker systems and navigation systems with real time traffic information and digital multi-media products.

PRODUCTS

     Our electronic products consist of two major categories: Mobile Electronics and Consumer Electronics.

Mobile electronics products include:

o mobile multi-media video products, including overhead, headrest and portable mobile video systems,
o autosound products including radios, speakers,amplifiers and CD changers,
o satellite radios including plug and play models and direct connect models,
o automotive security and remote start systems,
o navigation systems,
o rear observation and collision avoidance systems, and
o automotive power accessories, including cruise control systems.

Consumer electronics products include:

o LCD and Plasma flat panel televisions,
o home and portable stereos,
o HDTV Antennas,
o Two-way (GMRS) radios, digital multi-media products such as personal video recorders and MP3 products,
o home speaker systems and home theater in a box,
o portable DVD players,
o hand-held portable GPS,
o flat panel TV mounting systems, and
o home electronic accessories such as cabling and performance enhancing electronics.

Net sales by product category are as follows:

                                                               PERCENT
                        FISCAL      FISCAL      FISCAL         CHANGE
                         2003       2004         2005        2003/2005
                       -------    --------     --------      ------------
                       -------    --------     --------      ------------
                       $350,546   $403,196   $  339,355        (3.2)%
Mobile electronics
Consumer electronics    159,833    160,457      200,361        25.4

Other ..............        520       --           --        (100.0)
                       -------    --------     --------      ---------
Total net sales        $510,899   $563,653     $539,716         5.6 %
                       ========   ========     ========


     We will continue to focus on new technologies to take advantage of market opportunities created by the digital convergence of data, navigation and entertainment products.

LICENSING AND ROYALTIES

     We have various license and royalty programs with manufacturers, customers and other electronic suppliers. Such agreements entitle us to receive license and royalty income for Audiovox products sold by the licensees without adding any significant costs. Depending on the terms of each agreement, income is based on either a fixed amount per unit or percentage of net sales. Current license and royalty agreements have duration periods, which range from 1 to 8 years and certain agreements may be renewed at the end of termination of the agreement. Renewals of license and royalty agreements are dependent on negotiations with licensees as well as current Audiovox products being sold by the licensee.

     License sales promote select Audiovox(R) brands without adding any significant costs. License fees are recognized upon sale to the end-user and are recorded in other income. License fees were $1,116, $2,024, and $1,959 for fiscal 2003, 2004, and 2005 respectively. Licensed customers have reported sales of approximately $52,801, $76,379 and $74,828 for fiscal 2003, 2004 and 2005, respectively.

DISTRIBUTION AND MARKETING

We sell our products to:

o        power retailers,
o        mass merchants,
o        regional chain stores,
o        specialty and internet retailers,
o        independent 12 volt retailers,
o        distributors,
o        new car dealers,
o        vehicle equipment manufacturers (OEM), and
o        the U.S. military

     We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Motor
Company, Daimler Chrysler, General Motors Corporation, Toyota, Kia, Mazda, Jaguar and Subaru. OEM projects accounted for approximately 10% of sales in 2005 versus 14% in 2004. These projects require a close partnership with the customer as we develop products to meet specific requirements.

     In fiscal 2003, 2004 and 2005 our five largest customers represented 34%, 27%, and 24% of net sales, respectively. During fiscal 2003 one customer and during fiscal 2004 two customers accounted for at least 10% of the company's sales. No single customer accounted for more than 10% of fiscal 2005 sales.

We also provide value-added management services, which include:

o        product design and development,
o        engineering and testing,
o        sales training,
o        instore display design,
o        installation training and technical support,
o        product repair services and warranty,
o        nationwide installation network and
o        warehousing.


     We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we ship products within 24 to 48 hours from the receipt of an order from public warehouses and leased facilities throughout the United States, Venezuela, and Germany.

PRODUCT DEVELOPMENT, WARRANTY AND CUSTOMER SERVICE

Our product development cycle includes:

o        identifying consumer trends and potential demand,
o responding to those trends through product design and feature integration, which includes software design, electrical engineering, industrial design and pre-production testing. In the case of OEM customers, the product development cycle may also include product validation to customer quality standards, and
o evaluating and testing new products in our own facilities to ensure compliance with our design specifications and standards.

     We work closely with customers and suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically-advanced and high quality products. Our Hauppauge, New York facility is QS-9000: 1998 (ISO-9001: 1994) ISO-14001: 1996 certified, which requires the monitoring of quality standards in all facets of its business.

     We are committed to providing product warranties for all our product lines, which generally range from 90 days up to the life of the vehicle for the original owner on some automobile-installed products. To support our warranties, we have independent warranty centers throughout the United States, Europe and Venezuela. At the Hauppauge, New York facility, the Company has a customer service group that provides product information, answers questions and serves as a technical hotline for installation help for end-users and customers.

SUPPLIERS

     We work directly with our suppliers on industrial design, feature sets, development and product testing in order to manufacture our products to certain design specifications.

     We purchase our products from manufacturers located in several Pacific Rim countries, including Japan, China, Malaysia, South Korea, Taiwan, Singapore and the United States. In selecting our manufacturers, we consider quality, price, service and reputation. In order to provide local supervision of supplier performance such as price negotiations, delivery and quality control, we maintain buying offices or inspection offices in Taiwan, South Korea, China and Hong Kong. We consider relations with our suppliers to be good and alternative sources of supply are generally available within 120 days. We do not have long-term contracts with our suppliers and generally purchase our products under short-term purchase orders. Although we believe that our alternative sources of supply are currently available, an unplanned shift to a new supplier could result in product delays and increased cost, which may have a material impact on our operations.

COMPETITION

     The electronics industry is highly competitive across all product lines, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, features and price are the major competitive factors within the electronics industry. Our Mobile Electronic products compete against factory-supplied products, including those provided by General Motors, Ford and Daimler Chrysler. Our Mobile Electronic products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Alpine, Directed Electronics, Pioneer, Dual and Delphi. Our Consumer Electronics product lines compete against major companies, such as JVC, Sony, Panasonic, RCA and AIWA.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     The amounts of net sales and long-lived assets, attributable to foreign and domestic operations for each of the last three fiscal years are set forth in
Note 15 of the consolidated financials statements, included herein.

EQUITY INVESTMENT

     We have a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor to specialized markets for specialized vehicles, such as RV's and van conversions, of televisions and other automotive sound, security and accessory products. The goal of this equity investment is to blend financial and product resources with local operations in an effort to expand our distribution and marketing capabilities.

EMPLOYEES

     As of November 30, 2005, we employed approximately 750 people worldwide. We consider our relations with employees to be good and no employees are covered by collective bargaining agreements.

ITEM 1A-RISK FACTORS

     We have identified certain risk factors that apply to us. You should carefully consider each of the following risk factors and all of the other information included or incorporated by reference in this Form 10-K. If any of these risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition, liquidity, or results of operations could be adversely affected. If that happens, the market price of our common stock would likely decline, and you may lose all or part of your investment.

WE COULD SPEND OR INVEST THE NET PROCEEDS FROM THE SALE OF THE CELLULAR BUSINESS IN WAYS WITH WHICH AUDIOVOX STOCKHOLDERS MAY NOT AGREE, INCLUDING THE POSSIBLE PURSUIT OF OTHER MARKET OPPORTUNITIES, INCLUDING ACQUISITIONS.

     The investment of these net proceeds may not yield a favorable return. In addition, because the market for our remaining businesses is often evolving, in the future, we may discover new opportunities that are more attractive. As a result, we may commit resources to these alternative market opportunities, including acquisitions. This action may require us to limit our currently planned focus on the current businesses. If we change the business focus, we may face risks that may be different from the risks associated with our current business.

THE ASSET PURCHASE AGREEMENT WITH UTSI EXPOSES THE COMPANY TO CONTINGENT LIABILITIES.

     Under the asset purchase agreement for the sale of the Cellular business to UTSI we agreed to indemnify UTSI for any breach or violation of ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on our financial condition and results of operations.

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

OUR SUCCESS WILL DEPEND ON A LESS DIVERSIFIED LINE OF BUSINESS.

     The sale of the Cellular business constituted a significant portion of our assets and revenues. As such, our asset base and revenues have changed significantly from those existing prior to the divestiture. Currently, we generate substantially all of our sales from the Consumer and Mobile Electronics businesses.

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

THE ELECTRONICS BUSINESS IS HIGHLY COMPETITIVE AND FACES SIGNIFICANT COMPETITION FROM ORIGINAL EQUIPMENT MANUFACTURERS (OEMS) AND DIRECT IMPORTS BY OUR RETAIL CUSTOMERS.

     The market for electronics is highly competitive across all product lines. We compete against many established companies who have substantially greater resources than we do. We compete directly with OEMs, including divisions of well-known automobile manufacturers, in the autosound, auto security, mobile video and accessories industry. Most of these companies have substantially greater financial and other resources than we do. We believe that OEMs have increased sales pressure on new car dealers with whom they have close business relationships to purchase OEM-supplied equipment and accessories. OEMs have also diversified and improved their product lines and accessories in an effort to increase sales of their products. To the extent that OEMs succeed in their efforts, this success would have a material adverse effect on our sales of automotive entertainment and security products to new car dealers. In addition, we compete with major retailers who may at any time choose to direct import products that we may currently supply.

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

SALES IN OUR ELECTRONICS BUSINESS ARE DEPENDENT ON NEW PRODUCTS AND CONSUMER ACCEPTANCE.

     Our Electronics business depends, to a large extent, on the introduction and availability of innovative products and technologies. Significant sales of new products in niche markets, such as navigation, satellite radios, flat-panel TVs and mobile video systems, have fueled the recent growth of our Electronics business. If we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins may decline.

SINCE WE DO NOT MANUFACTURE OUR PRODUCTS, WE DEPEND ON OUR SUPPLIERS TO PROVIDE US WITH ADEQUATE QUANTITIES OF HIGH QUALITY COMPETITIVE PRODUCTS ON A TIMELY BASIS.

     We do not manufacture our products, and we do not have long-term contracts with our suppliers. Most of our products are imported from suppliers under short-term purchase orders. Accordingly, we can give no assurance that:

o        our supplier relationships will continue as presently in effect,
o        our suppliers will not become competitors,
o our suppliers will be able to obtain the components necessary to produce high-quality,technologically-advanced products for us,
o we will be able to obtain adequate alternatives to our supply sources should they be interrupted,
o if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers, and
o our suppliers have sufficient financial resources to fulfill their obligations.

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

THE IMPACT OF FUTURE SELLING PRICES AND TECHNOLOGICAL ADVANCEMENTS MAY CAUSE PRICE EROSION AND ADVERSELY IMPACT OUR PROFITABILITY AND INVENTORY VALUE

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

     We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have experienced significant social, political and economic upheaval over the past several years. Due to the large concentrations of our purchases in Pacific Rim countries, particularly Japan, China, South Korea, and Taiwan, any adverse changes in the social, political, regulatory and economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete or face selling price reductions before we can sell our inventory.

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

A DECLINE IN GENERAL ECONOMIC CONDITIONS COULD LEAD TO REDUCED CONSUMER DEMAND FOR THE DISCRETIONARY PRODUCTS WE SELL.

     Consumer spending patterns, especially discretionary spending for products such as mobile and consumer electronics, are affected by, among other things, prevailing economic conditions, energy costs, wage rates, inflation, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy or an uncertain economic outlook could have a material adverse effect on our sales.

WE DEPEND HEAVILY ON EXISTING DIRECTORS, MANAGEMENT AND KEY PERSONNEL AND OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED PERSONNEL.

     Our success depends on the continued efforts of John J. Shalam, Patrick Lavelle, and C. Michael Stoehr, each of whom has worked with Audiovox for over two decades, as well as our other executive officers and key employees. We have no employment contracts, with any of our executive officers or key employees. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

     In addition, to support our continued growth, we must effectively recruit, develop and retain additional qualified personnel both domestically and internationally. Our inability to attract and retain necessary qualified personnel could have a material adverse effect on our business.

WE ARE RESPONSIBLE FOR PRODUCT WARRANTIES AND DEFECTS.

Even though we outsource manufacturing, we provide warranties for all of our products for which we have provided an estimated liability. Therefore, we are highly dependent on the quality of our supplier's products.

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

OUR STOCK PRICE COULD FLUCTUATE SIGNIFICANTLY.

     The market price of our common stock could fluctuate significantly in response to various factors and events, including:

o       operating results being below market expectations,
o announcements of technological innovations or new products by us or our competitors,
o       loss of a major customer or supplier,
o changes in, or our failure to meet, financial estimates by securities analysts,
o       industry developments,
o       economic and other external factors,
o       general downgrading of our industry sector by securities analysts, and
o       inventory write-downs

     In addition, the securities markets have experienced significant price and volume fluctuations over the past several years that have often been unrelated to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our common stock.

JOHN J. SHALAM, OUR CHAIRMAN, OWNS A SIGNIFICANT PORTION OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER OUR AFFAIRS.

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

OTHER RISKS

Other risks and uncertainties include:


o       changes in U.S. federal, state and local law,
o our ability to implement operating cost structures that align with revenue growth,
o       trade sanctions against or for foreign countries, and
o successful integration of business acquisitions and new brands in our distribution network

ITEM 1B-UNRESOLVED STAFF COMMENTS

     As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission.

ITEM 2-PROPERTIES

     Our Corporate headquarters is located at 180 Marcus Blvd. in Hauppauge, New York. In addition, as of November 30, 2005, the Company leased a total of eighteen operating facilities or offices located in eight states as well as Germany and Venezuela. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease. These facilities are located in California, Florida, Georgia, Massachusetts, New York, Ohio, Tennessee, and Michigan. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, we utilize public warehouse facilities located in Virginia, Nevada and Mississippi.

ITEM 3-LEGAL PROCEEDINGS

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company believes its outstanding litigation matters will not have a material adverse effect on the Company's financial statements, individually or in the aggregate; however, due to the uncertain outcome of these matters, the Company disclosed these specific matters below:

     During 2004, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. On January 10, 2005, Vice Chancellor Steven Lamb of the Court of Chancery of the State of Delaware, New Castle County, granted an order permitting the filing of a Consolidated Complaint by several shareholders of Audiovox Corporation derivatively on behalf of Audiovox Corporation against Audiovox Corporation, ACC and the directors of Audiovox Corporation captioned "In Re Audiovox Corporation Derivative Litigation". The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments pursuant to which Audiovox and ACC executives were paid from the net proceeds of the sale of certain assets of ACC to UTStarcom, Inc.,
(b) disgorgement to ACC of $16,000 paid to Philip Christopher pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4,000 paid to Philip Christopher as compensation for termination of his Employment Agreement and Award Agreement with ACC, (d) disgorgement to ACC of $1,916 paid to John Shalam pursuant to an Award Agreement with ACC, and (e) recovery by ACC of $5,000 in severance payments distributed by Philip Christopher to ACC's former employees. Defendants filed a motion to dismiss the complaint, which was withdrawn. The Company understands that the individual defendants intend to vigorously defend this matter; however, no assurances regarding the outcome of this matter can be given at this point in the litigation. The Company anticipates that defense costs, in excess of any applicable retention, will be covered by the Company's insurance policies. Any damages recovered by plaintiffs will be paid to the Company. Accordingly, no estimated loss has been recorded for the aforementioned case.

     During 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association, International Centre in New York, New York, seeking recovery of monies alleged to have been wrongfully taken by individual Respondents and damages for fraud. Respondents asserted counterclaims alleging that the Company engaged in certain business practices that caused damage to Respondents. The matter was submitted to mediation during the fourth quarter of fiscal 2004 and settled subsequent to year-end. The agreement provides for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership. In addition, the Company and Respondents will release all claims. As of November 30, 2005, $250 was paid to the Respondents and the remaining balance, which is included in restricted cash on the accompanying consolidated balance sheet, will be released upon satisfaction of the aforementioned pre-closing conditions. The Company recorded a $400 reduction to general and administrative expenses during the year ended November 30, 2005 as a result of a related legal claim, which was withdrawn from the court.

     The consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones is still pending. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the District Court's order dismissing the complaints on grounds of federal pre-emption. The Fourth Circuit remanded the actions to each of their respective state courts, except for the Naquin litigation, which was remanded to the local Federal Court. No assurances regarding the outcome of this matter can be given, as the Company is unable to assess the degree of probability of an unfavorable outcome or estimated loss or liability, if any. Accordingly, no estimated loss has been recorded for the aforementioned case.

     The products the Company sells are continually changing as a result of improved technology. As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by its suppliers or distributors, of third party patents, trade secrets, trademarks or copyrights. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert managements attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company or pay material amounts of damages.

     Under the asset purchase agreement for the sale of the Cellular business to UTStarcom, Inc. ("UTSI"), the Company agreed to indemnify UTSI for any breach or violation by ACC and its' representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition and results of operation. The Company is not aware of any such claim(s) for indemnification.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended November 30, 2005.

                                     PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The Class A Common Stock of Audiovox is traded on the Nasdaq Stock Market under the symbol "VOXX". The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

FISCAL PERIOD                                   HIGH           LOW
                                             -----------    -----------

2004:
     First Quarter                               $16.70         $12.30
     Second Quarter                               20.49          12.78
     Third Quarter                                17.40          14.37
     Fourth Quarter                               17.81          14.09

2005:
     First Quarter                                16.85          14.91
     Second Quarter                               15.30          12.54
     Third Quarter                                18.88          14.81
     Fourth Quarter                               18.21          12.98

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

HOLDERS

     There are approximately 640 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

SHARE REPURCHASE PROGRAM

         In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program"). As of November 30, 2005, the cumulative total of acquired shares pursuant to the program was 1,219,752, reducing the remaining authorized share repurchase balance to 343,248. During fiscal 2005, we purchased 150,000 shares for $2,037 as outlined in the following table:

                                                                TOTAL NUMBER OF             MAXIMUM NUMBER
                                                                SHARES PURCHASED AS         OF SHARES THAT MAY
                         TOTAL NUMBER OF   AVERAGE PRICE        PART OF PUBLICLY           YET BE PURCHASED
PERIOD                  SHARES PURCHASED  PAID PER SHARE       ANNOUNCED PROGRAM           UNDER THE PROGRAM (1)
------------------      ----------------  --------------       --------------------      -----------------------
        September                   --             --                    --                      493,248

          October              131,400         $13.53              1,201,152                     361,848

         November               18,600          13.94              1,219,752                     343,248
                                ------          -----              ---------                     -------

     Year-to-Date              150,000          13.58                      -                           -
                               =======          =====


(1) Prior to the fiscal 2005 purchases, we had 1,070,957 shares of treasury stock purchased as part of a publicly announced program.

ITEM 6-SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.


                                                                       AS OF AND FOR THE YEARS ENDED NOVEMBER 30,
                                                           -------------------------------------------------------------------
Consolidated Statement of Operations Data                    2001(2)       2002         2003(3)         2004       2005(5)
------------------------------------------                   -------       ----         -------         ----       -------

Net sales (1)                                                 $285,132     $361,087        $510,899     $563,653    $539,716
Operating income (loss) (1)                                        449        5,401          14,008      (1,356)    (27,690)
Net in   Net income (loss) from continuing operations (1)        2,865          929           8,027           64     (6,687)
Net income (loss) from discontinued operations (4)            (10,063)     (15,209)           3,212       77,136     (2,904)
Cumulative effect of a change in accounting for negative             -          240               -            -          -
goodwill                                                     ---------     --------        --------     --------    --------
Net income (loss)                                            $ (7,198)    $(14,040)        $11,239       $77,200   $ (9,591)
                                                             =========    =========        ========      =======   =========

Net  inc Net income (loss) per common share from continuing operations:

    Basic                                                     $  0.13      $  0.04          $ 0.36       $ 0.00      $(0.30)
    Diluted                                                   $  0.13      $  0.04          $ 0.36       $ 0.00      $(0.30)

Net income (loss) per common share:

    Basic                                                     $ (0.33)     $ (0.69)         $ 0.51       $ 3.52      $(0.43)
    Diluted                                                   $ (0.33)     $ (0.69)         $ 0.51       $ 3.45      $(0.43)

Consolidated Balance Sheet Data

Total assets                                                 $544,497     $555,365        $583,360     $543,338     $485,864
Working capital                                               284,166      292,687         304,354      362,018      340,488
Long-term obligations                                          10,040       18,250          29,639       18,598       18,425
Stockholders' equity                                          323,220      309,513         325,728      404,187      401,157


-----------

(1)     Amounts exclude the financial results of discontinued operations
        (see Note 2 of Notes to Consolidated Financial Statements).
(2) We previously restated our consolidated financial statements for the fiscal year ended November 30, 2001. Please refer to our previously filed Form 10-K/A for the year ended November 30, 2002 for details.
(3) 2003 amounts reflect the acquisition of Recoton (see Note 4 of Notes to Consolidated Financial Statements).
(4) 2004 amount reflects the results of the divestiture of the Cellular business and 2005 amount reflects the divestiture of Malaysia (see
        Note 2 of Notes to Consolidated Financial Statements).
(5) 2005 amounts reflect the acquisition of Terk (see Note 4 of Notes to Consolidated Financial Statements).

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

     This section should be read in conjunction with "Cautionary Statements" and "Risk Factors" in Item 1a of Part I, and Item 8 of Part II, " Consolidated Financial Statements and Supplementary Data."

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for fiscal 2004 compared to 2005, and for fiscal 2003 compared to 2004. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources, including Contractual and Commercial Commitments". We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements".

BUSINESS OVERVIEW AND STRATEGY

     We operate through one reportable segment, the Electronics Group, which consists of four wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc. and Audiovox German Holdings GmbH and one majority-owned subsidiary: Audiovox Venezuela, C.A. and market our products under the Audiovox(R) brand name and other brand names, such as Jensen(R), Pursuit(R), Code-Alarm(R), Car Link(R), Movies 2 Go(R), Magnate(R), Mac Audio(R), Heco(R), Acoustic Research(R), Advent(R), Terk(R), and Phase Linear(R), as well as private labels through a large domestic and international distribution network. Our products are broken down into two major categories:
Mobile Electronics and Consumer Electronics.

Mobile Electronics products include:

o mobile multi-media video products, including overhead, headrest and portable mobile video systems,
o autosound products including radios, speakers, amplifiers and CD changers,
o       satellite radios including plug and play and direct connect models,
o       automotive security and remote start systems,
o       navigation systems,
o       rear observation and collision avoidance systems, and
o       automotive power accessories, including cruise control systems.

Consumer Electronics include:

o       LCD and Plasma flat panel televisions,
o       home and portable stereos,
o       HDTV Antennas,
o Two-way (GMRS) radios, digital multi-media product such as personal video recorders and MP3 products,
o       home speaker systems and home theater in a box,
o       portable DVD players,
o       hand-held portables GPS,
o       flat panel TV mounting systems, and
o home electronic accessories such as cabling and performance enhancing electronics.

     The Electronics Group is supported by the Corporate Administrative Services Group, which provides treasury, legal, human resources, management information, and corporate financial and accounting services to the Electronics Group, as well as management information services to equity investments and UTStarcom.

     On January 4, 2005, we purchased certain assets and liabilities of Terk Technologies Corp. ("Terk") for $15,345. The purpose of this acquisition was to increase our market share for satellite radio products as well as accessories such as antennas for HDTV products.

Divestitures

     On November 7, 2005, we completed the sale of our majority owned subsidiary, Audiovox Malaysia ("AVM"), to the current minority interest stockholder due to increased competition from non-local OEM's and deteriorating credit quality of local customers. We sold our remaining equity in AVM in exchange for a $550 promissory note and were released from all of our Malaysian liabilities including bank obligations resulting in a loss of $2,079.

     On November 1, 2004, we completed the divestiture of our Cellular business to UTSI. The Cellular business was a major driver in our growth over the past twenty years. However, consolidation within the Cellular industry, extensive price competition and the inability to successfully partner with a manufacturer created a difficult challenge to compete within the Cellular industry. The competitive nature of the Cellular business caused inconsistency in Cellular results, which led to the sale of selected assets and certain liabilities of our Cellular business to UTSI for an initial purchase price of $165,170, a working capital adjustment of $8,472 and the retention of certain account receivables of $148,494 for total gross proceeds of $322,136. After paying outstanding domestic obligations, taxes and other costs associated with the divestiture, we received net proceeds of approximately $138,284. As a result of the sale of the Cellular business, we recorded a gain of $67,000 within discontinued operations in fiscal 2004.

     Currently, the net proceeds from the Cellular divestiture has been invested in short-term investments with the intention of maintaining principal while generating a moderate return and maintaining liquidity in the account's holdings. We plan to utilize the proceeds to pursue strategic and complementary acquisitions or invest in our current business. However, we may use all or a portion of the proceeds for other purposes and are considering all market opportunities.

Growth of Electronics Group

     Electronics net sales have increased 89% from $285,132 in 2001 to $539,716 in 2005. During this period, our sales were impacted by the following items:

o       acquisition of Terk Technologies in fiscal 2005,
o       sales of Jensen and Code-Alarm branded products,
o       the growth in sales of consumer electronic products to
        $200,361 in fiscal 2005 due to the introduction of new consumer models such as, portable DVD players and flat-panel TVs, and
o the introduction of satellite radio and mobile video entertainment systems, caused Mobile Electronics sales to grow to $339,355 in fiscal 2005

Strategy

The key elements of our strategy are:

o       Capitalize on niche market opportunities in the electronics industry,
o       Leverage our distribution network,
o Increase market penetration by enhancing and capitalizing on the Audiovox(R) family of brands,
o       Pursue strategic and complementary acquisitions,
o       Grow our international presence,
o       Continue to outsource manufacturing to increase operating leverage, and
o       Continue to streamline operations and monitor operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

     Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions, which can be subjective and complex, affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ from such estimates and assumptions. The significant accounting policies and estimates which we believe are the most critical in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

     We recognize revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. We have no further obligations subsequent to revenue recognition except for returns of product from customers. We do accept returns of products, if properly requested, authorized and approved. We continuously monitor and track such product returns and record the provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns.

Sales Incentives

     We offer sales incentives to our customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates and (4) other trade allowances. We account for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (EITF 01-9). Except for other trade allowances, all sales incentives require the customer to purchase our products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a check. All costs associated with sales incentives are classified as a reduction of net sales, and the following is a summary of the various sales incentive programs:


     Co-operative advertising allowances are offered to customers as a reimbursement towards their costs for print or media advertising in which our product is featured on its own or in conjunction with other companies' products. The amount offered is either a fixed amount or is based upon a fixed percentage of sales revenue or fixed amount per unit sold to the customer during a specified time period.

     Market development funds are offered to customers in connection with new product launches or entrance into new markets. The amount offered for new product launches is based upon a fixed amount or fixed percentage of our sales revenue to the customer or a fixed amount per unit sold to the customer during a specified time period. We accrue the cost of co-operative advertising allowances and market development funds at the later of when the customer purchases our products or when the sales incentive is offered to the customer.

     Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of our sales revenue to the customer or a fixed amount per unit sold to the customer. We make an estimate of the ultimate amount of the rebate customers will earn based upon past history with the customer and other facts and circumstances. We have the ability to estimate these volume incentive rebates, as there does not exist a relatively long period of time for a particular rebate to be claimed. Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

     Other trade allowances are additional sales incentives that we provide to customers subsequent to the related revenue being recognized. In accordance with EITF 01-9, we record the provision for these additional sales incentives at the later of when the sales incentive is offered or when the related revenue is recognized. Such additional sales incentives are based upon a fixed percentage of the selling price to the customer, a fixed amount per unit, or a lump-sum amount.

     The accrual balance for sales incentives at November 30, 2004 and 2005 was $7,584 and $9,826, respectively. Although we make our best estimate of sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

     We reverse earned but unclaimed sales incentives based upon the expiration of the claim period of each program. Unclaimed sales incentives that have no specified claim period are reversed in the quarter following one year from the end of the program. We believe that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives.

     For the fiscal years ended November 30, 2003, 2004 and 2005, reversals of previously established sales incentive liabilities amounted to $1,803, $3,889 and $2,836, respectively. These reversals include unearned and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Reversals of unearned sales incentives for fiscal years ended November 30, 2003, 2004 and 2005 amounted to $917, $2,187 and $1,007 respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Unclaimed sales incentives for fiscal years ended November 30, 2003, 2004 and 2005 amounted to $886, $1,702 and $1,829, respectively.

Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. We record charges for estimated credit losses against operating expenses and charges for price adjustments against net sales in the consolidated financial statements. The reserve for estimated credit losses at November 30, 2004 and 2005 was $6,271 and $6,497, respectively. While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

Inventories

     We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. We regularly review inventory quantities on-hand and record a provision, in cost of sales, for excess and obsolete inventory based primarily from selling price reductions subsequent to the balance sheet date, indications from customers based upon current negotiations and purchase orders. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. During the years ended November 30, 2003, 2004, and 2005, we recorded inventory write-downs of $4,397, $5,506 and $16,924 respectively.

     Estimates of excess and obsolete inventory may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the carrying value of inventory and our results of operations.

Goodwill and Other Intangible Assets

     Goodwill and Other Intangible assets consist of the excess cost over fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, and trademarks). Goodwill, which includes equity investment goodwill, is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Goodwill and other intangible assets that have an indefinite useful life are not amortized. Intangible assets that have a definite useful life are amortized over their estimated useful life.

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

Warranties

     We offer warranties of various lengths depending upon the specific product. Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs, in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $7,947 and $6,142 at November 30, 2004 and 2005, respectively. While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

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

     Furthermore, the Company provides tax reserves for federal, state and international exposures relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing.

SEGMENT

     We have determined that we operate in one segment, the Electronics Group based on review of SFAS No. 131. Characteristics of our operations which are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers across brands, our unified marketing strategy, and the nature of the financial information used by our Executive Officers. Management reviews the financial results of the Company based on the performance of the Electronics Group, which is supported by the Corporate Administrative Group.

RESULTS OF OPERATIONS

     As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the years ended November 30, 2003, 2004 and 2005. We analyze and explain the differences between periods in the specific line items of the consolidated statements of earnings. Certain reclassifications have been made to the fiscal 2003 and 2004 consolidated financial statements in order to conform to the fiscal 2005 presentation.

FISCAL 2004 COMPARED TO FISCAL 2005

Continuing Operations

         The following tables sets forth, for the periods indicated, certain statement of operations data for the years ended November 30, 2004 ("fiscal 2004") and 2005 (fiscal 2005").

Net Sales

                             FISCAL     FISCAL                        %
                              2004        2005      $ CHANGE       CHANGE
                           ---------   --------     ----------   ----------
                           $ 403,196   $ 339,355    $ (63,841)     (15.8)%
Mobile Electronics
Consumer Electronics ...     160,457     200,361       39,904       24.9
------------------------   ---------   ---------    ---------       ----
         Total net sales   $ 563,653   $ 539,716    $ (23,937)      (4.3)%
                           =========    ========    ==========

     Mobile Electronics sales, which represented 62.9% of net sales, continues to be impacted by a shift in the mobile video category brought on by video-in-a-bag systems being replaced by lower priced portable DVD's, increased presence by original equipment car manufacturers and lower SUV sales. In addition, sales were adversely impacted when reduced pricing by one of our competitors resulted in a significant reduction in pricing for satellite radio plug and play units. Sales were favorably impacted by the recent acquisition of Terk in January of 2005 and an increase in sales of Jensen mobile multimedia products.

     Consumer Electronics sales, which represented 37.1% of net sales, showed growth as a result of increased demand for LCD flat-panel TV product lines and portable DVD Players.

     Sales incentive expense increased $3,395 to $16,518 as a result of the shift in business to mass merchant and large retail customers. Also, the increase in sales incentive expense is attributable to a $1,053 decrease in reversals due to increased achievement of Volume Incentive Rebate programs as compared to the prior year. We believe that the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit


                                                 FISCAL              FISCAL
                                                  2004                2005
                                             --------------     -------------
                                             --------------     -------------
Gross profit                                     $89,737             $60,839
Gross margin percentage                             15.9%               11.3%

     Gross margins decreased to 11.3% for fiscal 2005 as compared to 15.9% for fiscal 2004. Gross margins were impacted by the following:

o Increased inventory writedowns of $11,418 from $5,506 (1.0% impact) in fiscal 2004 to $16,924 (3.1%impact) in fiscal 2005. The increase in writedowns was the result of:

o the Company's: a) post holiday season review of inventory and sales projections, b) review of products which were at the end of their product life cycle at the completion of the fourth quarter, and

        c)market information obtained from industry competitors and customers regarding pricing and product demand at a January 2006 Consumer Electronics trade show. As a result, the Company decided to discontinue certain product lines resulting in a $9,972 inventory charge in the fourth quarter of fiscal 2005, which is primarily related to a $8,775 charge due to the discontinuance of certain products within select product lines.
o A $3,789 writedown recorded during the third quarter of fiscal 2005 primarily for satellite radio plug and play products as a result of sudden reduced pricing by a competitor.
o Continual price erosion in the electronics industry due to increased competition and increased technological advancements in the electronics industry.

Gross margins were also impacted by the following:

o Increased consumer product sales, which traditionally have lower gross margins than mobile products.
o Increased freight costs as a result of higher fuel prices, and increased shipments as a result of a change in sales mix.
o A shift in business to mass merchants and large retail customers caused margins to decline due to increased sales incentive expense. Reversals of sales incentive expense favorably impacted gross margins by 0.7% and 0.5% during fiscal 2004 and 2005, respectively.
o Gross margins were favorably impacted by increased margins in Jensen mobile, Audiovox LCD TV's and the recently acquired Terk brand.

Operating Expenses and Operating Income

     The following table presents the results separated by the Electronics and Corporate Administrative Groups.

                                     FISCAL      FISCAL      $             %
                                      2004        2005     CHANGE       CHANGE
                                    ---------   --------  -------      ---------
ELECTRONICS: ....................   $ 27,628   $ 27,404    $ (224)     $(0.8)%
Selling .........................
General and administrative ......     36,815     37,100       285        0.8
Engineering and technical support      4,721      6,190     1,469       31.1
                                    ---------   -------     ------     -------
  Electronics operating expenses      69,164     70,694     1,530        2.2
Electronics operating income (loss)   20,573     (9,855)  (30,428)    (147.9)
Electronics other (expense) .......     (373)    (3,278)   (2,905)    (778.8)
                                    ---------    -------    ------    -------
  ELECTRONICS PRE-TAX INCOME(LOSS)    20,200    (13,133)  (33,333)    (165.0)
CORPORATE:
Administrative operating expenses ..  21,929     17,835    (4,094)     (18.7)
Administrative other income            3,027     12,872     9,845      325.2
                                    ---------    -------    ------    -------
  INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES  $  1,298   $(18,096) $(19,394)  (1,494.1)%
                                   ==========  ========  =========

     Consolidated operating expenses decreased $2,564 or 2.8%, for fiscal 2005, as compared to 2004. As a percentage of net sales, operating expenses increased to 16.4% for fiscal 2005 as compared to 16.2% in 2004.

     Electronics selling expenses decreased as compared to fiscal 2005, as a result of an $822 decline in advertising due to a decline in print media advertising for Audiovox Germany. This decline was partially offset by a $613 increase in commissions as a result of increased consumer electronics sales, changes in compensation programs related to commissionable sales for Jensen products and incremental selling expenses from the recently acquired Terk product line.

     Electronics general and administrative expenses increased minimally and was impacted by the following:

o A decrease of $1,286 in professional fees due to a reduction in legal settlements and legal costs related to patent infringement cases.

o A $763 decline in employee benefits due to a reduction in medical claims and includes a $400 reduction as a result of the withdrawal of a Venezuela legal claim.

o Officer salaries decreased $648 as a result of a decline in variable compensation due to reduced earnings.

o $680 increase in occupancy costs due to the incremental costs to operate the Terk facility.

o $869 increase in bad debt expense due to the recoveries of previously written off bad debt in fiscal 2004, which did not recur in fiscal 2005.

o $462 increase in information technology costs due to the acquisition of Terk and increased software users.

     Engineering and technical support increased due to an increase in direct labor as a result of the recent Terk acquisition and an increase in product complexity, which has resulted in hiring additional engineers and providing additional customer service.

The following is a summary of administrative operating expenses:

                                   FISCAL      FISCAL           $           %
                                   2004         2005         CHANGE       CHANGE
                                 ---------    --------      --------     -------

Advertising                      $ 4,168      $ 4,394        $ 226          5.4%
Professional fees ............     6,522        5,741         (781)       (12.0)
Depreciation .................     1,178        1,389          211         17.9
Insurance ....................       978          989           11          1.1
Officers' salaries ...........     4,252          992       (3,260)       (76.7)
Office salaries ..............     5,532        4,727         (805)       (14.6)
Other ........................      (701)        (397)         304         43.4
                                   -----       -------      -------       ------
 Total administrative
      operating expenses        $ 21,929     $ 17,835      $(4,094)      (18.7)%
                                ========     ========     ========

     The decrease in administrative operating expenses is primarily due to the following:

o Decline in officers salaries as a result of a decline in bonuses and long-term incentive awards as a result of decreased earnings and the sale of the Cellular business in fiscal 2004.

o Office salaries declined due to a reduction in headcount and includes a one-time severance charge of $471 for fiscal 2005.

o Professional fees decreased due to a decline in costs to comply with Sarbanes-Oxley Section 404 as fiscal 2004 represented the first year of implementation.

     Other administrative operating expenses, which are mainly comprised of allocations, occupancy costs, employee benefits and allocations, increased due to an increase in occupancy costs and decrease in allocations as certain administrative expenses were allocated to the discontinued Cellular Group in the prior year.

Other Income (Expense)

                                       FISCAL          FISCAL                $
                                        2004            2005              CHANGE
                                      --------        --------          --------
Interest and bank charges             $(3,762)        $(2,478)           $1,284
Equity in income of equity investees    3,980           2,342            (1,638)
Other, net                              2,436           9,730             7,294
                                      -------         -------            -------
   Total other income                 $ 2,654         $ 9,594            $6,940
                                      =======         ======            ========

     Interest expense and bank charges decreased primarily due to the reduction in outstanding bank obligations, as we repaid all amounts outstanding under our domestic bank obligations on November 1, 2004. Interest expense and bank charges during fiscal 2005 primarily represent expenses for debt and bank obligations of Audiovox Germany and interest for a capital lease.

     Equity in income of equity investees decreased due to a decrease in the equity income of Audiovox Specialized Applications, LLC ("ASA") as a result of decreased sales due to increased competition for van conversion products and a decline in sales to one major customer.

     Other income increased due to a one-time $4,971 unrealized gain as a result of an initial public offering and stock appreciation of Bliss-tel stock and issuance of Bliss-tel warrants, a former equity investment. In addition, interest income increased $3,018 to $3,813 during fiscal 2005 due to returns on the purchase of short-term investments in November 2004. Furthermore, other income was favorably impacted by increased rental income as compared to the prior year. The increase in other income was partially offset by an other than temporary impairment charge of $1,758 recorded during fiscal 2005 for our Cellstar investment due to the extended decline in stock price of this investment.

Provision  for Income Taxes

     The effective tax rate for fiscal 2005 was 63.0% compared to 36.9% in the prior year. The income tax benefit for fiscal 2005 was primarily due to the pre-tax loss for fiscal 2005, tax-exempt interest income earned on short-term investments during fiscal 2005 and the favorable outcome of tax accrual reductions due to the completion of certain tax examinations.

Income (loss) from Discontinued Operations

     The following is a summary of results included within discontinued operations:

                                                                                           FISCAL         FISCAL
                                                                                            2004            2005
                                                                                        ----------       ---------
Net sales from discontinued operations                                                  $1,162,863        $ 3,404
Income (loss) from discontinued operations before income taxes                              10,837         (1,187)
Provision for income taxes                                                                     701            362
                                                                                          --------        --------
                                                                                            10,136           (825)
Gain (loss) on sale of discontinued operations, net of tax                                  67,000         (2,079)
                                                                                          --------        --------
Income (loss) from discontinued operations, net of tax                                    $ 77,136        $(2,904)
                                                                                          ========        ========

     Income (loss) from discontinued operations, net of tax, provided income of $77,136 for fiscal 2004 compared to a loss from discontinued operations of $2,904 for fiscal 2005. Included in loss from discontinued operations for fiscal 2005 is a loss of $2,079 on the sale of AVM. The decline in income from discontinued operations for fiscal 2005 is primarily due to the losses of AVM as well as the sale of Cellular business on November 1, 2004, which resulted in a $67,000 gain in fiscal 2004.

Net Income (loss)

     Net loss for fiscal 2005 was $9,591, compared to net income of $77,200 in 2004. Loss per share for fiscal 2005 was $0.43 basic and diluted, as compared to earnings of $3.52 basic and $3.45 diluted for 2004. Net income (loss) was favorably impacted by sales incentive reversals of $2,836 and $5,083 (inclusive of discontinued operations) for fiscal 2005 and 2004, respectively.

     We believe the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales, increased competition by manufacturers, technological advancements, price erosion and general economic conditions. As a result, all of our products are subject to price fluctuations, which could affect the carrying value of inventories and gross margins in the future.

FISCAL 2003 COMPARED TO FISCAL 2004

Continuing Operations

     The following tables sets forth, for the periods indicated, certain statement of operations data for the years ended November 30, 2003 ("fiscal 2003") and 2004 ("fiscal 2004").

Net Sales

                                                               FISCAL         FISCAL                        %
                                                                2003           2004        $ CHANGE      CHANGE
                                                           --------------- -------------- -----------  ------------
                                                                $ 350,546      $ 403,196     $52,650       15.0%
Mobile Electronics
Consumer Electronics                                              159,833        160,457         624        0.4%
Other                                                                 520              -        (520)    (100.0)%
                                                                ---------      ---------   ---------
         Total net sales                                        $ 510,899      $ 563,653     $52,754       10.3%
                                                                =========      =========     =======

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

     Consumer Electronics sales, which represented 28.5% of net sales, remained steady due to price erosion, increased competition on portable DVD products, increased demand for flat panel TVs and increased sales of Jensen, Acoustic Research and Advent home products. Sales were also adversely impacted by a decline in fourth quarter sales due to a decline in the video bag business as the category matured and experienced competition from low priced portable DVD players.

     Sales were also impacted by the acquisition of Recoton (Audiovox Germany) and Venezuela as follows:

                                                                   FISCAL        FISCAL                    %
                                                                    2003          2004     $ CHANGE      CHANGE
                                                               -----------      --------   ---------    ---------
Net sales:
  Audiovox Germany                                                $26,377        $54,832     $28,455      107.9%
  Recoton U.S.                                                      3,649         36,118      32,469      889.8
  Venezuela                                                         2,887          4,535       1,648       57.1

     The increase in Audiovox Germany and Recoton U.S. sales was due to the acquisition of Recoton in July 2003, as fiscal 2004 include twelve months of sales activity compared to five months of sales activity in fiscal 2003. The increase in Venezuela sales was due to economic growth in Venezuela as a result of increased revenue to OEM's due to improved political and economic stability.

     Sales incentive expense decreased $957 to $13,123 due to a $2,086 increase in reversals, partially offset by an increase in sales. Specifically, reversals for unearned sales incentives for fiscal 2004 increased $1,270 as compared to 2003 due to customers not purchasing the minimum quantities of product required during the program time period as a result of lower than expected post holiday season sales. In addition, reversals for unclaimed sales incentives for 2004 increased $816 due to mass merchant customers not claiming funds within the expiration period. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. The majority of sales incentive programs are calendar-year programs. Accordingly, the program ends on the month following the fiscal year end and the claim period expires one year from the end of the program. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit
                                                     FISCAL              FISCAL
                                                      2003                 2004
                                                -----------             --------
Gross profit                                       $85,125               $89,737
Gross margin percentage                               16.7%               15.9%

     Gross margins decreased to 15.9% for fiscal 2004 as compared to 16.7% for fiscal 2003. Gross margins were negatively impacted by price erosion and price competition of mobile video and DVD products during fiscal 2004. Furthermore, inventory write-downs resulted in gross margins to be reduced by $5,506 (1.0%) and $4,397 (0.9%) during fiscal 2004 and 2003, respectively. The increase in write-downs was primarily due to increased price competition for mobile video products.

     The above declines in margins were offset by margins achieved in Audiovox Germany as well as an increase in Code-Alarm margins due to an increase in sales to OEM's. In addition, gross margins were favorably impacted from a credit of $1,517 from one vendor during fiscal 2004 as a result of renegotiating charges for the repair of defective inventory. Without this credit, the Electronics Group gross margin for fiscal 2004 would have been 15.6%. Furthermore, reversals of sales incentives expense favorably impacted gross margins by 0.7% and 0.3% during fiscal 2004 and 2003, respectively.


Operating Expenses and Operating Income

     The following table presents the results separated by the Electronics and Administrative Groups.

                                              FISCAL    FISCAL     $          %
                                               2003      2004     CHANGE   CHANGE
                                            ---------   -------   ------- --------
ELECTRONICS:
Selling.............................         $21,866   $27,628   $ 5,762     26.4%
General and administrative ...............    30,631    36,815     6,184     20.2
Engineering and technical support ........     2,956     4,721     1,765     59.7
                                 -----    ------  -----   ------     -----------
     Electronics operating expenses ..        55,453    69,164    13,711     24.7
Electronics operating income .........        29,672    20,573    (9,099)   (30.7)
Electronics other expense ............          (85)      (373      (288)  (338.8)
     ELECTRONICS PRE-TAX INCOME ......       29,587     20,200    (9,387)   (31.7)
CORPORATE:
Administrative operating expenses .......    15,664     21,929     6,265     40.0
Administrative other income .............       743      3,027     2,284    307.4
                                          ---------     ------   -------
     INCOME FROM CONTINUING OPERATIONS
          BEFORE INCOME TAXES              $ 14,666    $ 1,298  $(13,368)   (91.1)%
                                          =========    =======  =========

     Consolidated operating expenses increased $19,976, or 28.1%, for fiscal 2004, as compared to fiscal 2003. As a percentage of net sales, operating expenses increased to 16.2% for the year ended November 30, 2004 from 13.9% in 2003.

     Electronics operating expenses increased $13,711, or 24.7%, for fiscal 2004 from 2003. The domestic group (AEC, Code and American Radio Corp.) accounted for $8,125, or 59.3% of the 2004 increase. The international group (Audiovox Germany, and Venezuela) accounted for $5,586, or 40.7%, of the 2004 increase.

     Electronics selling expenses increased during fiscal 2004 due to a $2,865 and $2,897 increase in the domestic group and international group, respectively.

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

o The increase for the international group was due to a $3,113 increase in Audiovox Germany expenses offset by a $216 decrease in Venezuela. Audiovox Germany expenses increased $1,222 in commissions, $615 in travel and lodging and $836 in advertising. The increase in Audiovox Germany expenses is a result of a full fiscal year of sales in fiscal 2004 as compared to five months of sales activity in fiscal 2003.

     Electronics general and administrative expenses increased due to a $3,802 and $2,382 increase in the domestic and international groups, respectively.

o The increase for the domestic group was primarily due to an increase of $2,382 in profess-ional fees due to legal costs incurred to develop, settle and protect patent rights. Corporate allocations increased $1,079 as a result of the additional resources necessary to support the increased product lines. Increased sales and higher director and officer premiums during fiscal 2004 resulted in a $421 increase in insurance expense and a $294 increase in occupancy costs than the prior year. The above increases were partially offset by a $767 decrease in bad debt expense due to the recovery of a previously reserved bad debt.

o The increase for the international group was due to an increase of $3,336 in Audiovox Germany expenses offset by a $954 decline in Venezuela expenses. As a result of the Recoton acquisition in July 2003, Audiovox Germany expenses increased $2,303 in salaries and $557 in related payroll taxes and $434 in bad debt expense. The increase in Audiovox German expenses is a result of a full fiscal year of operating results in fiscal 2004 as compared to five months of operating results in fiscal 2003 as Recoton was acquired in July 2003. The decline in Venezuela expenses was primarily due to a $1,034 decrease in employee benefits because of a 2003 payment made to certain Venezuela employees, which did not recur in fiscal 2004.

     Electronics warehousing and technical support increased due to an increase in direct labor of $1,671 as a result of: increased average inventory levels during fiscal 2004, increased sales and personnel required to support the assimilation of the Recoton technical staff. The continual increase in product complexity has resulted in hiring additional engineers and providing added customer service.

The following is a summary of administrative operating expenses:

                                                                 FISCAL        FISCAL           $
                                                                  2003           2004         CHANGE     % CHANGE
                                                            --------------  ------------   -----------  ----------

    Advertising                                                 $ 3,396        $ 4,168         $ 772        22.7%
    Professional fees                                             4,007          6,522         2,515        62.8
    Depreciation                                                  1,576          1,178          (398)      (25.3)
    Insurance                                                       742            978           236        31.8
    Officers' salaries                                            1,950          4,252         2,302       118.1
    Office salaries                                               4,229          5,532         1,303        30.8%
    Other                                                          (236)          (701)         (465)     (197.0)
                                                                  -----   -----  -----         -----
            Total administrative operating expenses            $ 15,664       $ 21,929       $ 6,265        40.0%
                                                               ========       ========       =======

     The increase in professional fees is primarily due to $2,660 in compliance costs for Sarbanes-Oxley Section 404 and additional audit fees. Advertising expenses increased due to additional resources needed to promote the expanded product lines. Officers' salaries increased primarily due to a $1,916 payment of a long-term incentive award as a result of the sale of the Cellular business.

Other Income (Expense)

                                                                          FISCAL          FISCAL          $
                                                                           2003            2004         CHANGE
                                                                        ---------        -------        -------
Interest and bank charges                                                $(2,560)        $(3,762)       $(1,202)
Equity in income of equity investees                                       3,269           3,980            711
Other, net                                                                   (51)          2,436          2,487
                                                                          ------         -------        -------
         Total other income                                                $ 658          $2,654         $1,996
                                                                          ======         =======         ======

     Interest expense and bank charges increased primarily due to interest incurred on German debt acquired as a result of the Recoton acquisition and increased average borrowings from the Company's domestic credit facility during fiscal 2004 as compared to fiscal 2003 due to increased average Electronics inventory.

     Equity in income of equity investees increased primarily due to an increase in the equity income of Audiovox Specialized Applications, LLC ("ASA") as a result of increased sales in its Marine division and improvement in gross margins in specialized markets. In addition, increased sales and net income of Bliss-tel contributed towards the increase in equity income as Bliss-tel expanded its sales force in Thailand.

     Other income increased due to increased royalty income of $1,188 as a result of royalty rights received from acquired trademarks. In addition, included in other expense for fiscal 2003 is a civil penalty of $620, which did not recur for fiscal 2004. Furthermore, other expense decreased $329 as a result of lower foreign exchange devaluation in our Venezuelan subsidiary as compared to fiscal 2003.

     Minority interest expense increased $1,412 for fiscal 2004 compared to fiscal 2003, mainly due to the write-off of uncollectible amounts owed to us from a minority interest shareholder in Audiovox Venezuela.

Provision for Income Taxes

     The effective tax rate for fiscal 2004 was 36.9% compared to 49.7% in the prior year. The decrease in the effective tax rate was primarily due to the mix of foreign and domestic earnings and reduction of state income taxes.

Income from Discontinued Operations

     The following is a summary of results included within discontinued operations:

                                                          FISCAL         FISCAL
                                                            2003           2004
                                                       ------------- ---------------

Net sales from discontinued operations ................   $  813,003   $1,162,863
Income from discontinued operations before income taxes        5,323       10,837
Provision for income taxes ............................        2,111          701
                                                          ----------   ----------
                                                               3,212       10,136
                                                          ----------   ----------
Gain on sale of Cellular business, net of tax .........         --         67,000
                                                          ----------   ----------
Income from discontinued operations, net of tax .......   $    3,212   $   77,136
                                                          ==========     ========

     Income from discontinued operations, net of tax, provided income of $77,136 and $3,212 for fiscal 2004 and 2003, respectively. The increase in income from discontinued operations was due to a gain of $67,000 on the sale of the Cellular business in fiscal 2004 and increased selling prices of Cellular phones.

Net Income

     As a result of increased income from discontinued operations, partially offset by a decline in income from continuing operations, net income for fiscal 2004 was $77,200 compared to $11,239 in 2003. Earnings per share for fiscal 2004 was $3.52 basic and $3.45 diluted as compared to $0.51 basic and diluted for 2003. Net income was favorably impacted by sales incentive reversals of $5,083 and $2,940 (inclusive of discontinued operations) for fiscal 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 2005, we had working capital of $340,488, which includes cash and short-term investments of $122,930 compared with working capital of $362,018 at November 30, 2004, which included cash and short-term investments of $167,646. We plan to utilize our current cash position as well as collections from accounts receivable to fund the current operations of the business. However, we may utilize all or a portion of the current capital resources to pursue other business opportunities, including acquisitions.

     As of November 30, 2005, we have a domestic credit line to fund the temporary short-term working capital needs. This line expires on February 28, 2006, and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset Based Lending ("ABL") credit facility which expires on October 25, 2006 and is renewable on an annual basis.

     Operating activities used cash of $42,145 for fiscal 2005 compared to cash provided of $86,194 in 2004. The decrease in cash used in operating activities as compared to the prior year is primarily due to the current year net loss from continuing operations of $6,687, the payment of income taxes in connection with the gain on the sale of the cellular business and accrued expenses, partially offset by collection of accounts receivable of discontinued operations.

     The following significant fluctuations in the balance sheets, excluding the impact of foreign currency translation, impacted cash flow from operations:

o Income taxes payable decreased $41,245 during fiscal 2005, primarily due to tax payments made in connection with the gain on the sale of the Cellular business in fiscal 2004.
o Cash flow from operations were impacted by a decline in inventory purchases and improved turnover. Inventory turnover approximated 3.4 during fiscal 2005 compared to 3.3 in the prior year.
o Cash flows from operating activities for fiscal 2005 were impacted by an increase in accounts receivable primarily due to increased fourth quarter sales. Accounts receivable turnover approximated 4.4 during fiscal 2005 compared to 4.3 in the comparable period in the prior year.
o In addition, cash flow from operating activities for fiscal 2005, was impacted by a decrease in accrued expenses, as a result of payments made during fiscal 2005.

     Investing activities provided cash of $13,629 during fiscal 2005, due to the sale (net purchase) of short-term investments, proceeds from sale of cellular business partially offset by the acquisition of Terk. Investing activities used cash of $3,739 during fiscal 2004, primarily due to the purchase of subsidiary shares as well as property plant and equipment offset by a distribution received from an equity investee.

     Financing activities used cash of $495 during fiscal 2005, primarily due to the payment of bank obligations which were acquired in connection with the Terk acquisition, payment of debt and repurchase of treasury stock. The cash used from financing activities was partially offset by proceeds received from the exercise of stock options. Financing activities for fiscal 2004 used cash of $ 44,068 mainly due to net borrowings of bank obligations and payment of debt.

     Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At November 30, 2005, such obligations and commitments are as follows:

                                                                  PAYMENTS DUE BY PERIOD
                                             ----------------------------------------------------------------------
                                               TOTAL        LESS THAN        1-3           4-5            AFTER
    CONTRACTUAL OBLIGATIONS                                 1 YEAR         YEARS         YEARS          5 YEARS
-------------------------------------------- --------    -------------     --------     --------        --------
    Capital lease obligation (1)             $ 12,547         $ 561        $ 1,157       $ 1,154        $ 9,675
    Operating leases (2)                       11,038         3,247          5,281         2,464             46
                                             --------       -------        -------       -------        --------
    Total contractual obligations            $ 23,585       $ 3,808        $ 6,438       $ 3,618        $ 9,721
                                             ========       =======        =======       =======        =======


                                                                              AMOUNT OF COMMITMENT
                                                                              EXPIRATION PER PERIOD
                                           ----------------------------------------------------------------------------
                                                TOTAL
                                               AMOUNTS           LESS THAN 1       1-3          4-5             AFTER
OTHER COMMERCIAL COMMITMENTS                  COMMITTED              YEAR         YEARS        YEARS          5 YEARS
---------------------------------------    ----------------   --------------    ---------    ---------    ------------
---------------------------------------    ----------------   --------------    ---------    ---------    ------------
Lines of Credit (3)                               $  4,757          $ 4,757
Stand-by letters of credit (4)                       3,186            3,186            -            -               -
Commercial letters of credit (4)                     8,431            8,431            -            -               -
Debt (5)                                             7,714            1,357       $3,929       $2,428               -
    Open purchase obligations (6)                   46,924           46,924
                                                    ------         --------       ------       ------           -----
Total commercial commitments                      $ 71,012          $64,655       $3,929       $2,428           $   -
                                                  ========          =======       ======       ======           =====


(1) Represents total payments due under a capital lease obligation which has a current and long term principal balance of $84 and $5,917, respectively at November 30, 2005.
(2)  We enter into operating leases in the normal course of business.
(3) Represents amounts outstanding under the German factoring agreement and Venezuela bank obligation at November 30, 2005.
(4) Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers. We also issue standby letters of credit to secure certain bank obligations and insurance requirements.
(5) Represents amounts outstanding under a loan agreement for Audiovox Germany. This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.
(6) Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

     Under the asset purchase agreement for the sale of the Cellular business to UTStarcom, Inc. ("UTSI"), we agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition. We are not aware of any such claim(s) for indemnification.

     We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transaction may require the use of cash. We believe that cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on favorable terms when required.

   Treasury Stock

     The Board of Directors approved the repurchase of 1,563,000 shares of our Class A common stock in the open market under a share repurchase program ("the Program"). No shares were purchased under the Program during fiscal 2004 and 150,000 shares were purchased during fiscal 2005. As of November 30, 2005, 1,219,752 shares were repurchased under the Program at an average price of $8.63 per share for an aggregate amount of $10,524.

   Off-Balance Sheet Arrangements

     We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

IMPACT OF INFLATION AND CURRENCY FLUCTUATION

     To the extent that we expand our operations into Europe, Latin America and the Pacific Rim, the effects of inflation and currency fluctuations could impact our financial condition and results of operations. While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors.

SEASONALITY

     We typically experience seasonality in our operations. We generally sell a substantial amount of our products during September, October and November due to increased promotional and advertising activities during the holiday season. Our business is also significantly impacted by the holiday season and electronic trade shows in December and January.

RELATED PARTY TRANSACTIONS

     During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004 we entered into an agreement to sub-lease the building to UTSI for monthly payments of $46 through October 31, 2009. We also lease another facility from our principal stockholder. Rentals for such leases are considered to approximate prevailing market rates. Total lease payments required under the leases for the five-year period ending November 30, 2010 are $4,661.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R ("Statement 123R"), "Share Based Payment". Statement 123R is a revision of FAS Statement 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock issued to Employees" (APB No. 25). Statement 123R requires a public entity to measure the cost of employee services recognized in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Statement 123R is effective the first annual period that begins after June 15, 2005 or our first quarter of fiscal year 2006. The adoption of Statement 123R will rescind our current accounting for stock based compensation under the intrinsic method as outlined in APB No. 25. Under APB No. 25, the issuance of stock options to employees generally resulted in no compensation expense. The adoption of Statement 123R will require us to measure the cost of stock options based on the grant-date fair value of the award as discussed in
Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our market instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, interest rates and foreign currency exchange rates.

   Marketable Securities

     Marketable securities at November 30, 2005, which are recorded at fair value of $11,998, include a unrealized loss of $1,106, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1,200 as of November 30, 2005. Actual results may differ.

   Interest Rate Risk

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed.

   Foreign Exchange Risk

     We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At November 30, 2005 we had translation exposure to various foreign currencies with the most significant being the Euro, Thailand baht and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of November 30, 2005 amounts to $3,179. Actual results may differ.

ITEM 8-CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

ITEM 9A-CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Audiovox Corporation and subsidiaries (the "Company") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of November 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and adequately designed.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Securities and Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2005. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of November 30, 2005 based on the COSO criteria.

The certifications of the Company's Chief Executive Officer and Chief Financial Officer included in Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K includes, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A. Controls and Procedures, for a more complete understanding of the matters covered by such certifications.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2005, has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company's consolidated financial statements. Grant Thornton LLP's attestation report on management's assessment of the Company' s internal control over financial reporting is included below.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Stockholders
AUDIOVOX CORPORATION

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Audiovox Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Audiovox Corporation and subsidiaries maintained effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Audiovox Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Audiovox Corporation and subsidiaries as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended November 30, 2005 and our report dated February 10, 2006 expressed an unqualified opinion thereon.



/s/Grant Thornton LLP
GRANT THORNTON LLP


Melville, New York
February 10, 2006

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

To address and remediate a certain material weakness in the Company's internal control over financial reporting at November 30, 2004, that continued to exist through August 31, 2005; the Company made certain changes to its internal controls during the most recently completed fiscal fourth quarter ended November 30, 2005 covered by this report, that has materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting. The Company implemented the following measures to change or enhance the design and operating effectiveness of its internal controls to remediate a material weakness that was identified in the prior year (at November 30, 2004) evaluation that required additional remediation:

1. The Company enhanced the design of the information technology general security controls in connection with user access conflicts and segregation of duties related to certain applications and business processes to ensure there is appropriate authorization, execution, monitoring and review by independent individuals by restricting access to data and applications.

The Company believes that the above measure has effectively addressed this material weakness that was identified in the prior year (at November 30, 2004) and, accordingly, completes the remediation plan for all prior year material weaknesses.



ITEM 9B - OTHER INFORMATION

                                 Not Applicable

                                    PART III

         The information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the 2005 Annual meeting of Stockholders, which will be filed by March 30, 2006, and such information is incorporated herein by reference.

                                     PART IV

ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1 and 2) Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements attached hereto.

(3) Exhibits. The following is a list of exhibits:

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

     10.3 Distribution Agreement made and entered into as of May 29, 2002, by and between Toshiba Corporation and Audiovox Communications Corp. (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

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

     10.6 Trademark  License  Agreement made as of May 29, 2002 between Audiovox
          Corporation  and  Audiovox   Communications  Corp.   (incorporated  by
          reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

     10.7 Non-Negotiable   Demand   Note   dated  May  29,   2002  by   Audiovox
          Communications Corp. in favor of Audiovox Corporation (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 6, 2002).

     10.8 First Amended and Restated Stock and Asset Purchase Agreement, dated as of June 2, 2003, by and among Recoton Audio Corporation, Recoton Home Audio, Inc., Recoton Mobile Electronics, Inc., Recoton International Holdings, Inc. ("RIH"), Recoton Corporation and Recoton Canada Ltd. (collectively, the "Sellers"), JAX Assets Corp. ("Buyer") and Audiovox Corporation ("Registrant"), as guarantor (incorporated by reference to the Company's Form 8-K filed via EDGAR on July 23, 2003).

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

     10.18 Form of Transition Services Agreement (incorporated by reference to the Company's Form 8-K filed via EDGAR August 10, 2004).

     10.19 Form of Trademark License Agreement (incorporated by reference to the Company's Form 8-K filed via EDGAR August 10, 2004).

     21   Subsidiaries of the Registrant (filed herewith).

     23   Consent of Grant Thornton LLP (filed herewith).

     31.1 Certification  of  Principal   Executive   Officer  Pursuant  to  Rule
          13a-14(a) and rule 15d-14(a) of The Securities Exchange Act of 1934 (filed herewith).

     31.2 Certification of Principal Finical Officers Pursuant to Rule 13a-14(a) and rule 15d- 14(a) of The Securities Exchange Act of 1934 (filed herewith).

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith).

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith).

     99.1 Consolidated Financial Report of Audiovox Specialized Applications LLC
          (ASA) as of November 30, 2005 and 2004 and for the Years Ended November 30, 2005, 2004 and 2003 (filed herewith).

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


                               AUDIOVOX CORPORATION



February 13, 2006              BY: /s/Patrick M. Lavelle
                                  ------------------------------------------
                                               Patrick M. Lavelle, President
                                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                                                  DATE


/s/ Patrick M.  Lavelle                      President; Chief Executive Officer
---------------------------
Patrick M. Lavelle                           (Principal Executive Officer) and Director       February 13, 2006

                                             Senior Vice President,
/s/ Charles M.  Stoehr                       Chief Financial Officer (Principal               February 13, 2006
---------------------------
Charles M. Stoehr                            Financial and Accounting Officer) and
                                             Director


/s/ John J.  Shalam                          Chairman of the Board of Directors               February 13, 2006
------------------------------------
John J. Shalam


/s/ Philip Christopher                       Director                                         February 13, 2006
---------------------------
Philip Christopher


/s/ Paul C.  Kreuch, Jr.                     Director                                         February 13, 2006
------------------------------------
Paul C. Kreuch, Jr.


/s/ Dennis McManus                           Director                                         February 13, 2006
------------------------
Dennis McManus


/s/ Irving Halevy                            Director                                         February 13, 2006
---------------------------
Irving Halevy


/s/ Peter A.  Lesser                         Director                                         February 13, 2006
---------------------------
Peter A. Lesser


                                                    F-1
                              AUDIOVOX CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





FINANCIAL STATEMENTS:                                                       PAGE
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of November 30, 2004 and 2005                 F-3

Consolidated Statements of Operations for the years ended
  November 30, 2003, 2004 and 2005                                           F-5

Consolidated Statements of Stockholders' Equity and
  Comprehensive Income (Loss)for the years ended
  November 30, 2003, 2004 and 2005                                           F-6

Consolidated Statements of Cash Flows for the years ended
  November 30, 2003, 2004 and 2005                                           F-7

Notes to Consolidated Financial Statements                                   F-9

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts                              S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
AUDIOVOX CORPORATION

We have audited the accompanying consolidated balance sheets of Audiovox Corporation and subsidiaries (the "Company") as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended November 30, 2005. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of November 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II as of and for the years ended November 30, 2005, 2004 and 2003 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/Grant Thornton LLP
GRANT THORNTON LLP


Melville, New York
February 10, 2006

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 2004 AND 2005
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    2004       2005
                                            -------------- --------------

ASSETS

Current assets:

Cash and cash equivalents ...............       $ 43,409   $ 14,164
Restricted cash .........................          8,264      1,474
Short-term investments ..................        124,237    108,766
Accounts receivable, net ................        118,388    128,430
Inventory ...............................        139,307    129,120
Receivables from vendors ................          7,028      8,075
Prepaid expenses and other current assets         14,057      6,749
Deferred income taxes ...................          6,873      9,992
Current assets of discontinued operations
                                                  20,582         --
                                                  ------   -------
       Total current assets                      482,145    406,770

Investment securities .......................      5,988    11,998
Equity investments ..........................     12,878    12,073
Property, plant and equipment, net ..........     19,707    19,717
Excess cost over fair value of assets acquired     7,019    16,138
Intangible assets ............................     8,043    11,060
Deferred income taxes ........................     6,220     6,054
Other assets .................................       413     2,054
Non-current assets of discontinued operations        925         -
                                                 -------  --------
   Total assets                                $ 543,338  $485,864
                                               =========  ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           NOVEMBER 30, 2004 AND 2005
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                                                                                                 2004       2005
                                                                                                                 ----       ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................................................................   $ 26,004   $ 23,998
  Accrued expenses and other current liabilities ...........................................................     32,814     24,574
  Accrued sales incentives .................................................................................      7,584      9,826
  Income taxes payable .....................................................................................     42,790      1,770
  Bank obligations .........................................................................................      5,485      4,757
  Current portion of long-term debt ........................................................................      2,497      1,357
  Current liabilities of discontinued operations ...........................................................      2,953         --
                                                                                                               --------    -------
    Total current liabilities ..............................................................................    120,127     66,282

Long-term debt ...............................................................................................     7,709     6,357
Capital lease obligation .....................................................................................     6,001     5,917
Deferred compensation ........................................................................................     4,888     6,151
                                                                                                                 -------   -------
       Total liabilities .....................................................................................   138,725    84,707


Minority interest                                                                                                    426       --

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $50 par value; 50,000 shares authorized, issued and outstanding, liquidation
    preference of $2,500 ....................................................................                      2,500     2,500
   Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or
    outstanding ...........................................................................                           --        --
   Common stock:
       Class A $.01 par value; 60,000,000 shares authorized; 20,859,846 and 21,520,346 shares issued at
         November 30, 2004 and 2005, respectively                                                                    209       215
       Class B $.01 par value; convertible 10,000,000 shares authorized; 2,260,954 shares issued and
         outstanding                                                                                                  22        22
   Paid-in capital                                                                                               253,959   263,008
   Retained earnings                                                                                             157,835   148,244
   Accumulated other comprehensive loss                                                                           (1,841)   (2,308)
   Treasury stock, at cost, 1,070,957 and 1,219,752 shares of Class A common stock at November 30, 2004
       and 2005, respectively                                                                                     (8,497)  (10,524)
                                                                                                                 --------  --------
Total stockholders' equity                                                                                       404,187   401,157
                                                                                                                 --------  -------
Total liabilities and stockholders' equity                                                                     $ 543,338 $ 485,864
                                                                                                               ========= =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED NOVEMBER 30, 2003, 2004 AND 2005
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                       2003              2004              2005
                                                                             ------------------    --------------    --------------
  Net sales                                                                        $ 510,899         $ 563,653         $ 539,716
  Cost of sales                                                                      425,774           473,916           478,877
                                                                             -----    --------     ----- -------     ---   -------
Gross profit                                                                          85,125            89,737             60,839
                                                                               --------------           -------     -----  ------

Operating expenses:
      Selling                                                                           25,262            31,796            31,799
      General and administrative                                                        42,899            54,576            50,540
      Engineering and technical support                                                  2,956             4,721             6,190
                                                                             ---------  ------             -----     ------  -----
         Total operating expenses                                                       71,117            91,093            88,529
                                                                             -------   -------           -------     ----   ------

Operating income (loss)                                                                14,008            (1,356)          (27,690)
                                                                             -------   -------     -------------     -    --------

Other income (expense):
      Interest and bank charges                                                        (2,560)           (3,762)           (2,478)
      Equity in income of equity investees                                               3,269             3,980             2,342
      Other, net (Note 1(r))                                                              (51)             2,436             9,730
                                                                             ---------    ----     ------- -----     ------  -----
         Total other income                                                               658             2,654             9,594

Income (loss) from continuing operations before income taxes                            14,666             1,298          (18,096)
Income tax expense (benefit)                                                             7,296               479          (11,409)
Minority interest income (expense)
                                                                                          657              (755)                 -
                                                                             -----------  ----     ------- -----                 -
Net income (loss) from continuing operations                                             8,027                64           (6,687)
Net income (loss) from discontinued operations, net of tax (including gain of $67,000 from sale of Cellular business in fiscal 2004 and $2,079 loss
on sale of Malaysia in fiscal 2005)                                                      3,212            77,136           (2,904)
                                                                             ----------  -----     -------------     -------------
Net income (loss)                                                                    $  11,239          $ 77,200         $ (9,591)
                                                                                     =========          ========         =========

Income (loss) per common share (basic):
   From continuing operations                                                         $   0.36            $    -         $  (0.30)
   From discontinued operations                                                           0.15              3.52            (0.13)
                                                                                          ----              ----            -----
Net income (loss) per common share (basic)                                            $   0.51          $   3.52        $  (0.43)
                                                                                          ====              ====          =======

Income (loss) per common share (diluted):
   From continuing operations                                                         $   0.36            $    -         $  (0.30)
   From discontinued operations                                                           0.15              3.45            (0.13)
                                                                                          ----              ----            -----
Net income (loss) per common share (diluted)                                          $   0.51          $   3.45         $  (0.43)
                                                                                          ====              ====           =======

Weighted average number of common shares outstanding (basic)                        21,854,610        21,955,292        22,278,542
                                                                                    ==========        ==========        ==========
Weighted average number of common shares outstanding (diluted)                      22,054,320        22,373,134        22,278,542
                                                                                    ==========        ==========        ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED NOVEMBER 30, 2003, 2004 AND 2005
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             ACCUMULATED
                                                                    CLASS A                     OTHER                    TOTAL
                                                                   AND CLASS                  COMPREHENSIVE               STOCK-
                                                    PREFERRED     B COMMON  PAID-IN  RETAINED  INCOME       TREASURY     HOLDERS'
                                                       STOCK        STOCK   CAPITAL  EARNINGS  (LOSS)         STOCK     EQUITY

       Balances at November 30, 2002                   $ 2,500      $ 229   $250,917   $69,396   $ (5,018)   $ (8,511)  $ 309,513
Comprehensive income:
     Net income                                              -          -       -     11,239           -           -     11,239
       Foreign currency translation adjustment               -          -       -          -       2,055           -      2,055
       Unrealized gain on marketable securities, net
       of tax effect of $1,063                               -          -       -          -       1,734           -     1,734
                                                                                                                         -----

      Other comprehensive income                             -          -       -          -           -           -     3,789
                                                                                                                         -----
Comprehensive income                                         -          -       -          -           -           -     15,028
Exercise of stock options into 96,200 shares of
common stock                                                 -          -     674          -           -           -        674
Tax benefit of stock options exercised                       -          -     216          -           -           -        216

Issuance of stock warrants                                  -          -      297         -          -           -          297
                                                         --  ------- --     ---         -- ------- ---         ---        ---
          Balances at November 30, 2003                  2,500        229   252,104     80,635     (1,229)     (8,511)    325,728

Comprehensive income:
     Net income                                              -          -       -     77,200           -           -     77,200
       Foreign currency translation adjustment, net
        of reclassification adjustment (see
        disclosure below)                                    -          -       -          -       1,319           -      1,319
       Unrealized loss on marketable securities, net
        of tax effect of $1,184                              -          -       -          -      (1,931)           -    (1,931)
                                                                                                                        -------

      Other comprehensive loss                               -          -       -          -           -           -      (612)
                                                                                                                          -----
Comprehensive income                                         -          -       -          -           -           -     76,588
Exercise of stock options into 131,464 shares of
common stock                                                 -          2   1,522          -           -           -      1,524
Tax benefit of stock options exercised                       -          -     227          -           -           -        227
Extension and re-measurement of stock options                -          -      98                      -           -         98

Issuance of 1,780 shares of treasury stock                  -          -        8        -           -           14         22
                                                            -- ------- --       -        --- ------- ---         ---        --
        Balances at November 30, 2004                    2,500        231  253,959    157,835     (1,841)     (8,497)    404,187

        Comprehensive income (loss)
     Net loss                                                -          -       -    (9,591)           -           -    (9,591)
       Foreign currency translation adjustment, net
       of reclassification adjustment (see
       disclosure below)                                     -          -       -          -       (157)           -      (157)
       Unrealized loss on marketable securities, net
       of tax effect of $190                                 -          -       -          -       (310)           -      (310)
                                                                                                                          -----
      Other comprehensive loss                               -          -       -          -           -           -     (467)
                                                                                                                         -----
Comprehensive loss                                           -          -       -          -           -           -   (10,058)
Exercise of stock options into 660,500 shares of
common stock                                                 -          6    7,686          -           -           -      7,692
Tax benefit of stock options exercised                       -          -    1,357          -           -           -      1,357
Purchase of 150,000 shares of treasury stock                 -          -       -          -           -     (2,037)    (2,037)

Issuance of 1,205 shares of treasury stock                   -          -       6          -           -          10         16
                                                      --------          -       -          - --------  - -----------         --
          Balances at November 30, 2005                $ 2,500      $ 237  $263,008  $ 148,244  $ (2,308)   $(10,524)  $ 401,157


       Disclosure of reclassification amount:                                                             FISCAL 2004 FISCAL 2005
                                                                                                          =========== ===========
            Unrealized foreign currency translation gain
       (loss)                                                                                                 $ 2,233   $ (1,522)
            Less:  reclassification adjustments for gain
       (loss) included in
            net income (loss)                                                                                     914     (1,365)
                                                                                                      ---------   --- --- -------
       Net unrealized foreign currency translation gain
       (loss)                                                                                                 $ 1,319     $ (157)
                                                                                                              -------     -------


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED NOVEMBER 30, 2003, 2004 AND 2005
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            2003             2004             2005
                                                                       ---------------  ---------------- ---------------

Cash flows from operating activities:
   Net income (loss)                                                         $ 11,239          $ 77,200        $(9,591)
   Net (income) loss from discontinued operations                             (3,212)          (77,136)           2,904
                                                                       ----   -------   ----   --------  -----    -----

   Net income (loss) from continuing operations                                 8,027                64         (6,687)

   Adjustments to reconcile net income (loss) to net cash provided by (used in)
    continuing operating activities:
         Depreciation and amortization                                          3,432             2,638           3,635
         Provision for bad debt expense                                           558               237           1,105
         Equity in income of equity investees                                 (3,269)           (3,980)         (2,342)
              Other-than-temporary decline in market value of
        investment                                                                 21                 -           1,758
         Minority interest                                                      (657)               755               -
         Deferred income tax expense (benefit), net                           (1,859)             1,669         (3,104)
         Loss on disposal of property, plant and equipment                        255                 -               3
         Tax benefit on stock options exercised                                   216               227           1,357
         Non-cash stock compensation                                              685               371             408
         Unrealized gain on trading security                                        -                 -         (4,971)

     Changes in operating assets and liabilities, net of assets and liabilities acquired:
      Accounts receivable                                                    (48,518)            21,934         (2,378)
      Inventory                                                              (23,517)            11,464          17,805
      Receivables from vendors                                                (3,859)           (2,565)         (1,064)
      Prepaid expenses and other                                              (1,293)             4,476         (2,359)
      Investment securities-trading                                           (1,312)               393         (1,279)
      Accounts payable, accrued expenses and other current
      liabilities and accrued sales incentives                                 28,341          (12,040)        (19,954)
      Income taxes payable                                                      6,666            29,676        (41,245)
      Change in assets and liabilities of discontinued operations             64,223            30,875           17,167
                                                                       -----  -------   ------- -------  -----   ------
        Net cash provided by (used in) operating activities                   28,140             86,194        (42,145)
                                                                       -----  -------   -------  ------  --    -------

    Cash flows from investing activities:
       Purchases of property, plant and equipment                             (5,194)           (4,782)         (2,450)
       Proceeds from sale of property, plant and equipment                        265               212              18
       Proceeds from distribution from an equity investee                       1,316             4,131           1,147
       Repurchase of subsidiary shares                                              -           (6,893)               -
       Proceeds from sale of assets to equity investee                          3,600                 -               -
       Net proceeds from sale of Cellular business                                  -           127,317          16,736
       Escrow payment for minority interest                                         -                 -         (1,702)
       Purchase of short-term investments                                           -         (124,237)       (143,075)
       Sale of short-term investments                                               -                 -         158,450
       Purchase of patent                                                           -                 -           (150)
       (Purchase) proceeds of acquired business                              (40,046)               513        (15,345)
                                                                       ---   --------   ---------------  --    --------
       Net cash  provided by (used in) investing activities                  (40,059)           (3,739)          13,629
                                                                       ---   --------   ------  -------  -----   ------

Cash flows from financing activities:
   Borrowings from bank obligations                                           277,983         1,229,068           1,100


                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 2003, 2004 AND 2005
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)






                                                                            2003             2004             2005
                                                                       ---------------  ---------------- ---------------
                                                                       ---------------  ---------------- ---------------

   Repayments on bank obligations                                           (277,948)       (1,261,353)         (5,350)
   Principal payments on capital lease obligation                                (61)              (65)            (69)
   Proceeds from exercise of stock options and warrants                           674             1,524           7,692
   Repurchase of Class A common stock                                               -                 -         (2,037)
   Proceeds from issuance of long-term debt                                    12,913                 -               -
   Principal payments on debt                                                       -          (12,951)         (1,831)

   Payment of guarantee                                                           -               (291)               -
                                                                                  ---   ---------------               -
        Net cash provided by (used in) financing activities                    13,561          (44,068)           (495)
                                                                       -----   ------   -----  --------  -------  -----

Effect of exchange rate changes on cash                                          302               320            (234)
                                                                       --------------              ----  -------  -----

Net increase (decrease) in cash and cash equivalents                            1,944            38,707        (29,245)

Cash and cash equivalents at beginning of year                                 2,758             4,702           43,409
                                                                       ------- ------   ---------------  ------  ------

Cash and cash equivalents at end of year                                     $ 4,702          $  43,409        $ 14,164
                                                                             ========         =========        ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the years for:
   Interest, excluding bank charges                                           $ 1,857          $  5,052         $ 1,699
   Income taxes                                                               $10,556          $  7,431        $ 31,639

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 2003, 2004 AND 2005
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

(1)  Description  of Business  and Summary of  Significant  Accounting  Policies

(a)  Description of Business and Accounting Principles

                Audiovox Corporation and subsidiaries (the "Company") design and market a diverse line of electronic products throughout the world. The Company completed the divestiture of the Cellular Group on November 1, 2004 and Audiovox Malaysia on November 7, 2005 (See Note 2). The Company operates in the Electronics market and has one reportable segment ("Electronics"), which is broken down into two product categories: Mobile Electronics and Consumer Electronics.

                The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

(b)      Principles of Consolidation

                The consolidated financial statements include the financial statements of Audiovox Corporation and its wholly owned and majority-owned subsidiaries. Minority interest of majority-owned subsidiaries are calculated based upon the respective minority ownership percentage and included in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation.

                Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investee at the end of the year. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

(c)      Use of Estimates

                The preparation of financial statements requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses. Such estimates include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, accrued sales incentives, warranty reserves and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

(d)      Cash, Cash Equivalents and Restricted Cash


                Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased. Cash equivalents amounted to $25,364 and $12,095 at November 30, 2004 and 2005,
                respectively. Cash amounts held in foreign bank accounts amounted to $2,560 and $1,845 at November 30, 2004 and 2005. Restricted cash of $1,474 at November 30, 2005 represents amounts held in escrow for the purchase of Audiovox Venezuela's minority interest (Note 17). Restricted

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        NOVEMBER 30, 2003, 2004 AND 2005
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                cash of $8,264 at November 30, 2004 represents amounts held in escrow for the sale of the Cellular Business (Note2).

(e)      Investment Securities

                The Company classifies its investment securities in one of two categories: trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All other securities not included in trading are classified as available-for-sale.

                Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized when earned.

                The cost, gross unrealized losses and aggregate fair value of investment securities as of November 30, 2004 and 2005 are as follows:

                                                                                  NOVEMBER 30, 2004
                                                 ------------- -------------------------------------------------------
                                                     Cost          Unrealized         Other-than-          Aggregate
                                                                                       Temporary
                                                                     Holding          Impairment             Fair
                                                                     (Loss)             Charge               Value
                                                 -------------    --------------    ----------------    ----------------
                Short-term invvestments           $124,237                -                     -            $124,237
                                                  ========         ==========        =============          =========

                CellStar Common Stock*             $ 2,401          $(1,284)                    -             $ 1,117
                 Trading Securities                  4,871                -                     -               4,871
                                                   -------          --------         -------------          ----------
                 Long-term investments             $ 7,272          $(1,284)                    -             $ 5,988
                                                   =======          ========         ==============        ==========

                                                                                  NOVEMBER 30, 2005
                                                 ------------- ---------------------------------------------------------
                                                     Cost          Unrealized         Other-than-          Aggregate
                                                                                       Temporary
                                                                     Holding          Impairment             Fair
                                                                     (Loss)             Charge               Value
                                                 -------------    --------------    ----------------    ----------------

                Short-term investments*            $108,766             -                      -            $108,766
                                                   ========     ==========  =     ============= =            ========

               CellStar Common Stock*               $ 2,401             -                $ (1,758)            $  643
               Bliss-tel Stock and Warrants*
                 (Note 14)                            6,987        $(1,783)                    -               5,204
               Trading Securities                     6,151              -                     -               6,151
                                                 ---    -----     ----------- -     ------------- -     ------    -----
               Long-term investments                $15,539        $(1,783)               $(1,758)           $11,998
                                                    =======        ========               ========           =======

* Represents investments that are classified asavailable-for-sale securities.

          Short-term investments consist of tax-exempt auction rate notes, which are available for sale one year or less when purchased. The Company's overall goal for short-term investments is to invest primarily in low risk, fixed income securities with the intention of maintaining principal while generating a moderate return. In accordance with the Company's investment policy, all short-term investments are invested in "investment grade" rated securities and all investments have an Aaa or better rating at November 30, 2005. Trading Securities consist of mutual funds, which are held in connection with the Company's deferred compensation plan.

                Deferred tax assets of $488 and $678 related to available for sale securities were recorded at November 30, 2004 and 2005, respectively, as a reduction to the unrealized holding loss included in accumulated other comprehensive loss.

                During the year ended November 30, 2005, the Company recorded an-other-than temporary impairment charge of $1,758 for its investment in CellStar common stock and such charge has been included in other income on the accompanying Consolidated Statement of Operations. The Company recorded this charge in the fourth quarter of fiscal 2005 as a result of the inability of the investment to regain its marketability, stock listing and the unlikelihood that the cost of this investment would be recovered due to the extended decline in stock price. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.


(f)      Revenue Recognition

                The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. The Company's selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of product from the Company's customers. The Company does accept returns of products, if properly requested, authorized, and approved by the Company. The Company records an estimate of returns of products to be returned by its customers and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns.

(g)      Sales Incentives

                The Company offers sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates and (4) other trade allowances. The Company accounts for sales incentives in accordance with EITF

                01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (EITF 01-9). Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a check. All costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs:

                Co-operative advertising allowances are offered to customers as reimbursement towards their costs for print or media advertising in which the Company's product is featured on its own or in conjunction with other companies' products. The amount offered is either a fixed amount or is based upon a fixed percentage of sales revenue or a fixed amount per unit sold to the customer during a specified time period.

                Market development funds are offered to customers in connection with new product launches or entrance into new markets. The amount offered for new product launches is based upon a fixed amount, or percentage of sales revenue to the customer or a fixed amount per unit sold to the customer during a specified time period. The Company accrues the cost of co-operative advertising allowances and market development funds at the later of when the customer purchases our products or when the sales incentive is offered to the customer.

                Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of sales revenue to the customer or a fixed amount per unit sold to the customer. The Company makes an estimate of the ultimate amount of the rebate their customers will earn based upon past history with the customer and other facts and circumstances. The Company has the ability to estimate these volume incentive rebates, as there does not exist a relatively long period of time for a particular rebate to be claimed. Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

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

                The accrual balance for sales incentives at November 30, 2004 and 2005 was $7,584 and $9,826, respectively. Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers could have a significant impact on the sales incentives liability and reported operating results.

                For the fiscal years ended November 30, 2003, 2004 and 2005, reversals of previously established sales incentive liabilities amounted to $1,803, $3,889 and $2,836, respectively. These reversals include unearned and unclaimed sales incentives. Reversals of unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not read the required minimum purchases of product during the specified time. Unearned sales incentives for fiscal years ended November 30, 2003, 2004 and 2005 amounted to $917, $2,187 and $1,007, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for fiscal years ended November 30, 2003, 2004 and 2005 amounted to $886, $1,702 and $1,829, respectively.

                The Company reverses earned but unclaimed sales incentives based upon the expiration of the claim period of each program. Unclaimed sales incentives that have no specified claim period are reversed in the quarter following one year from the end of the program. The Company believes the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. A summary of the activity with respect to sales incentives is provided below:

                                                                                       NOVEMBER 30,
                                                                       ---------------------------------------------
                                                                           2003            2004            2005
                                                                       -------------    -----------     ------------

                Opening balance                                              $4,626       $ 14,605           $7,584
                Accruals**                                                   19,994         17,012           20,609
                Payments                                                    (8,212)       (20,144)         (15,531)
                Reversals for unearned incentives                             (917)        (2,187)          (1,007)
                Reversals for unclaimed incentives                            (886)        (1,702)          (1,829)
                                                                       -----  -----     ----------      --- -------
                Ending balance                                             $14,605        $ 7,584            $9,826
                                                                           ========       ========           ======

                The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

                ** Included in accruals for fiscal 2003 and 2005 is $4,111 and $1,255 of accrued sales incentives acquired from the acquisition of Recoton and Terk, respectively (Note 4).


(h)      Accounts Receivable

                The majority of the Company's accounts receivable are due from companies in the retail, mass merchant and OEM industries. Credit is extended based on an evaluation of a customer's financial condition. Accounts receivable are generally due within 30-60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contracted payment terms are considered past due.

                Accounts receivable is comprised of the following:

                                                                                          NOVEMBER 30,
                                                                                ---------------------------------
                                                                                          2004              2005
                                                                                ----------------    -------------
                Trade accounts receivable and other                                    $125,162         $135,354
                Less:
                        Allowance for doubtful accounts                                   6,271            6,497
                     Allowance for cash discounts                                           503              427
                                                                                ---------   ---     -------- ---
                                                                                       $118,388         $128,430

                The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee it will continue to experience the same credit loss rates that have been experienced in the past. Since the Company's accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivable and future operating results.

                The following is a roll-forward of the allowance for doubtful accounts:

                                                                                          NOVEMBER 30,
                                                                       -----------------------------------------
                                                                                  2004                   2005
                                                                       ------------------    -------------------
                Beginning balance                                                 $5,558                $ 6,271
                Expense                                                              237                  1,105
                Deductions/writeoffs                                                 476                   (879)
                                                                                 -------               --------
                Ending balance                                                   $ 6,271                $ 6,497
                                                                                 =======                =======


(i)      Inventory

               The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily from selling prices, indications from customers based upon current price negotiations and purchase orders. The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. The Company recorded inventory write-downs on inventory of $4,397, $5,506 and $16,924 for the years ended November 30, 2003, 2004 and 2005, respectively.

               As a result of the Company's: a) post holiday season review of inventory and sales projections, b) review of products which were at the end of their product life cycle at the completion of the fourth quarter and c) market information obtained from industry competitors and customers regarding pricing and product demand at the January 2006 Consumer Electronics trade show, the Company decided to discontinue certain product lines resulting in a $9,972 inventory charge in the fourth quarter of fiscal 2005, which is primarily related to a $8,775 charge due to the discontinuance of certain products within select product lines.

               In addition, the Company recorded a $3,789 inventory writedown during the third quarter of fiscal 2005 primarily for satellite radio plug and play products as a result of sudden reduced pricing by a competitor.

               The Company's estimates of excess and obsolete inventory may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand, price or technological developments could have a significant impact on the value of the Company's inventory and its reported operating results.

(j)           Debt Issuance Costs

               Costs incurred in connection with the previous restructuring of bank obligations were capitalized. These charges were amortized over the lives of the respective agreements resulting in amortization expense of $528 and $1,024 for the years ended November 30, 2003 and 2004, respectively. These capitalized costs were fully amortized at November 30, 2004.

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

                A summary of property, plant and equipment, net, is as follows:

                                                                                          NOVEMBER 30,
                                                                             ---------------------------------------
                                                                                   2004                 2005
                                                                             -----------------    ------------------

                Land                                                                   $  648                $  648
                Buildings                                                               5,752                 6,190
                Property under capital lease                                            7,142                 7,142
                Furniture, fixtures and displays                                        2,019                 2,387
                Machinery and equipment                                                 3,912                 5,430
                Construction-in-progress                                                  185                     -
                Computer hardware and software                                         12,034                12,881
                Automobiles                                                               763                   825
                Leasehold improvements                                                  4,298                 4,918
                                                                                    ---------               -------
                                                                                       36,753                40,421
                Less accumulated depreciation and amortization                          7,046                20,704
                                                                                    ---------               -------
                                                                                     $ 19,707              $ 19,717
                                                                                    =========              ========

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

                Depreciation and amortization of property, plant and equipment amounted to $3,432, $2,638 and $3,399 for the years ended November 30, 2003, 2004 and 2005, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $500, $149 and $179 for the years ended November 30, 2003, 2004 and 2005, respectively. Included in depreciation expense is $240 of depreciation related to property under capital lease for each of the three years in the period ended November 30, 2005.

                Accumulated depreciation and amortization includes $1,598 and $1,838 related to property under capital lease at November 30, 2004 and 2005, respectively. Computer software includes approximately $573 and $433 of unamortized costs as of November 30, 2004 and 2005, respectively, related to the acquisition and installation of management information systems for internal use.

(l)         Goodwill and Other Intangible Assets

               Goodwill and other intangible assets consist of the excess over the fair value of assets acquired (goodwill) and other intangible assets (patents, contracts and trademarks/tradenames).

               Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. Equity method goodwill is evaluated for impairment under Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock", as amended. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

               For intangible assets with indefinite lives, including goodwill, the Company performed its annual impairment test, as of the end of the fiscal fourth quarter, which indicated no reduction is required. The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives.

                Goodwill

                The change in carrying amount of goodwill is as follows:

                                                                                               NOVEMBER 30,
                                                                                       -----------------------------
                                                                                          2004             2005
                                                                                       ------------    -------------
                Net beginning balance                                                       $7,532           $7,019
                Escrow monies collected in connection with Code-Alarm (Note 4)                (513)               -
                Goodwill from Terk acquisition (Note 4)                                                       8,869
                Purchase of minority interest (Note 17)                                          -              250
                                                                                        -----------         -------
                Net ending balance                                                          $7,019          $16,138
                                                                                            =======         =======

                The entire goodwill balance is considered tax deductible.

                Other Intangible Assets

                                                                                NOVEMBER 30, 2004
                                                              ------------------------------------------------------
                                                                 GROSS            ACCUMULATED          TOTAL NET
                                                                CARRYING
                                                                 VALUE           AMORTIZATION          BOOK VALUE
                                                              -------------    ------------------    ---------------
                Trademarks/Tradenames not subject to
                amortization                                       $ 8,043                     -            $ 8,043
                                                                   -------               -------            -------
                Total                                              $ 8,043                  $  -            $ 8,043
                                                                   =======                  ====            =======


                                                                                NOVEMBER 30, 2005
                                                              ------------------------------------------------------
                                                                 GROSS            ACCUMULATED          TOTAL NET
                                                                CARRYING
                                                                 VALUE           AMORTIZATION          BOOK VALUE
                                                              -------------    ------------------    ---------------

                Patents subject to amortization                      $ 150                 $  15              $  35
                Trademarks/Tradenames not subject to
                amortization                                        10,042                     -             10,042
                Contract subject to amortization                     1,104                   221                883
                                                                   -------                 -----            -------
                Total                                              $11,296                 $ 236            $11,060
                                                                   =======                 =====            =======

                During the year ended November 30, 2005, the Company purchased $150 of patents, which expire in February 2015. In addition, the Company acquired a $1,999 indefinite life tradename and a $1,104 customer contract, which expires in December 2009 in connection with the Terk acquisition (Note 4).

                The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending November 30, 2010 is as follows:

                2006                                                     $236
                2007                                                      236
                2008                                                      236
                2009                                                      235
                2010                                                       15
                                                                        -----
                                                                         $958

(m)         Advertising

                Excluding co-operative advertising, the Company expenses the cost of advertising, as incurred, of $6,371, $8,821 and $8,214 for the years ended November 30, 2003, 2004 and 2005, respectively.

(n)         Product Warranties and Product Repair Costs

                The Company generally warrants its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected returns of products for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $7,947 and $6,142 is recorded in accrued expenses in the accompanying consolidated balance sheets as of November 30, 2004 and 2005, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $3,847 and $4,187 is recorded as a reduction to inventory in the accompanying consolidated balance sheets as of

                November 30, 2004 and 2005, respectively. Warranty claims and product repair costs expense for each of the fiscal years ended November 30, 2003, 2004 and 2005 were $9,691, $3,257 and $6,063, respectively.

                Changes in the Company's product warranties and product repair costs are as follows:

                                                                              YEARS ENDED NOVEMBER 30,
                                                                    ---------------------------------------------
                                                                        2003            2004            2005
                                                                    -------------    ------------    ------------

                  Beginning balance                                    $ 11,309         $ 14,695         $11,794
                  Liabilities accrued for warranties issued
                  during the year                                         9,691            3,257           6,063
                  Warranty claims paid during the year                   (6,305)          (6,158)         (7,528)
                                                                       ---------       ----------        -------
                  Ending balance                                       $ 14,695         $ 11,794         $10,329
                                                                       =========        =========        =======

                During the year ended November 30, 2004, the Company received a credit of $1,517 from a vendor as a result of re-negotiating charges for the repair of defective inventory. This credit has been included as a reduction to the liabilities accrued for warranties issued during the year ended November 30, 2004.

(o)         Foreign Currency

                Assets and liabilities of those subsidiaries and former equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with SFAS No. 52, "Foreign Currency Translation". Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss).

                Exchange gains and losses on inter-company balances of a long-term nature are also recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss).

(p)         Income Taxes

                Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (Note 9). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(q)         Net Income (Loss) Per Common Share

                Basic net income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                A reconciliation between the denominators of the basic and diluted income (loss) per common share is as follows:

                                                                              YEARS ENDED NOVEMBER 30,
                                                                  --------------------------------------------------
                                                                       2003              2004             2005
                                                                  ----------------  ---------------  ---------------

                  Weighted-average number of common
                      shares outstanding (denominator for
                      net income (loss) per common
                      share, basic)                                     21,854,610       21,955,292       22,278,542
                  Effect of dilutive securities:

                         Stock options and stock warrants                  199,710          417,842                -
                                                                      ------------     ------------     ------------
                  Weighted-average number of common
                      and potential common shares
                      outstanding (denominator for net
                      income (loss) per common share,
                      diluted)                                          22,054,320       22,373,134       22,278,542
                                                                        ==========       ==========       ==========

                Stock options and stock warrants totaling 1,540,000, 366,250 and 611,923 for the years ended November 30, 2003, 2004 and 2005, respectively, were not included in the net income (loss) per common share calculation because the exercise price of these options and warrants were greater than the average market price of common stock during the period or these options and warrants were anti-dilutive due to losses during the period


(r)        Other Income (Loss)

                Other income (loss) is comprised of the following:

                                                                              YEARS ENDED NOVEMBER 30,
                                                                  --------------------------------------------------
                                                                       2003              2004             2005
                                                                  --------------------------------------------------
                  CellStar impairment (Note 1 (e))                 $ (21)            $     -          $ (1,758)
                  Bliss-tel (Note 14)                                     -                -             4,971
                  Interest Income                                    470                  795            3,813
                  Rental income                                       55                  106              610

                  R  Royalties and other                            (555)                1,535           2,094
                                                                   ------                -----           -----
                             Total-Other, net                       $(51)               $2,436         $ 9,730
                                                                   ======               ======          ======

(s) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of

                Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived

                Assets", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

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

                                                                               YEARS ENDED NOVEMBER 30,
                                                                    -----------------------------------------------
                                                                         2003             2004            2005
                                                                    --------------    ------------    -------------
                Net income (loss):
                    As reported                                           $11,239         $77,200         $(9,591)
                    Stock based compensation expense                           -               -             (490)
                                                                    -------------              --     ------------
                    Pro-forma                                             $11,239         $77,200        $(10,081)
                                                                          =======         =======        =========
                Net income (loss) per common share (basic):
                     As reported                                           $ 0.51          $ 3.52         $ (0.43)
                     Pro-forma                                             $ 0.51          $ 3.52         $ (0.45)

                Net income (loss) per common share (diluted):
                      As reported                                          $ 0.51          $ 3.45         $ (0.43)
                     Pro-forma                                             $ 0.51          $ 3.45         $ (0.45)


                The per share weighted average fair value of stock options granted during the year ended November 30, 2005 was $2.51 on the date of grant. This fair value was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

                Expected dividend yield                         0%
                Expected volatility                          19.4%
                Risk-free interest rate                      4.70%
                Expected life (years)                          2.6


(u)      Accumulated Other Comprehensive Income (Loss)

                Other comprehensive income (loss) includes accumulated foreign currency translation losses of $1,045 and $1,202, and unrealized losses on investment securities classified as available-for-sale of $796 and $1,106 at November 30, 2004 and 2005, respectively.

                During the year ended November 30, 2005, $1,758 of unrealized losses were transferred into earnings as a result of an other than temporary impairment charge. During the year ended November 30, 2004 and 2005, $914 and $(1,365) of translation gains (losses), respectively, were transferred from the cumulative foreign currency translation account and included in discontinued operations (Note 2). The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

(v)      New Accounting Pronouncements

               In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R ("Statement 123R"), "Share Based Payment". Statement 123R is a revision of FASB Statement 123, "Accounting for Stock Based Compensation" and supersedes APB


                Opinion No. 25, "Accounting for Stock issued to Employees" (APB No. 25). Statement 123R requires a public entity to measure the cost of employee services recognized in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Statement 123R is effective the first annual period that begins after June 15, 2005 or the Company's first quarter of fiscal 2006. The adoption of Statement 123R will rescind the Company's current accounting for stock based compensation under the intrinsic method as outlined in APB No. 25. Under APB No. 25, the issuance of stock options to employees generally resulted in no compensation expense to the Company. The adoption of Statement 123R will require the Company to measure the cost of stock options based on the grant-date fair value of the award. The impact of Statement 123R is further discussed in Note 1(t).

(w)      Reclassifications

                Certain reclassifications have been made to the fiscal 2003 and 2004 consolidated financial statements in order to conform to the fiscal 2005 presentation.

(x)      Allocating Interest Expense to Discontinued Operations

                Interest expense of $1,166 and $3,148 was allocated to discontinued operations for the years ended November 30, 2003 and 2004, respectively. These allocations represent consolidated interest that cannot be attributed to other operations of the Company and such allocations were based on the required working capital needs of the Cellular business (Note 2).

(y)      Issuances of Subsidiary Stock

                The Company's accounting policy on the issuances of subsidiary stock is to recognize through earnings the gain on the sale of the shares as long as the sale of the shares is not part of a broader corporate reorganization planned or contemplated by the Company and realization of the gain is assured.

(2)               Discontinued Operations

(a)         Sale of Audiovox Malaysia

                On November 7, 2005, the Company completed the sale of its majority owned subsidiary, Audiovox Malaysia ("AVM"), to the current minority interest stockholder. The Company discontinued ownership of AVM due to increased competition from Original Equipment Manufacturers and deteriorating credit quality of local customers. The Company sold its remaining equity in AVM in exchange for a $550 face-value promissory note ($404 after discount) payable in 60 equal monthly installments with an effective interest rate of 6.2%. As a result of the sale of AVM, the Company was released from all of its Malaysian liabilities, including bank obligations, and recorded the following loss on the sale for the year ended November 30, 2005:

                Purchase Price                                                               $    404
                Equity (after discount) of AVM at time of sale                                 (1,418)
                Non-cash cumulative translation losses                                         (1,365)
                Income tax benefit                                                                300
                                                                                             ---------
                Loss on sale of AVM, included in discontinued operations                       $(2,079)
                                                                                              ========

(b)         Sale of Cellular Buiness

                On November 1, 2004, the Company completed its sale (the "Sale") of the Cellular Business ("ACC" or "Cellular ") to UTStarcom, Inc. ("UTSI") in connection with a definitive asset purchase agreement ("the agreement"),which was signed on June 11, 2004. In accordance with the agreement, the Company's majority owned subsidiary, ACC, sold selected assets and certain liabilities (excluding certain receivables, inter-company accounts payable, income taxes payable, subordinated debt and certain accrued expenses and other current liabilities), to UTSI. The following summarizes the assets and liabilities, which were sold to UTSI:

                Accounts receivable, net                      $ 1,628
                Inventory                                     116,341
                Prepaid expenses and other assets                 985
                Receivables from vendors                        3,101
                Property, plant and equipment, net              1,759
                                                                -----
                         Total assets sold                    123,814

                Accounts payable                               56,750
                Accrued expenses and other liabilities         12,827
                Accrued sales incentives                        4,639
                                                                -----
                         Total liabilities sold                74,216
                                                               ------
                Net assets sold                               $49,598
                                                              =======

                As consideration for the sale, the Company received $165,170 ("Purchase Price") and an additional $8,472 pursuant to a net working capital adjustment ("the adjustment") based on the working capital of ACC at the time of closing. The adjustment was collected during the year ended November 30, 2005.

                A portion of the Purchase Price proceeds were utilized for the following payments:

o ACC repaid Toshiba Corporation ("Toshiba"), a former minority interest shareholder of ACC, $8,162 as payment in full of the outstanding principal and interest of a subordinated note. In addition, Audiovox repurchased from Toshiba, its remaining minority interest in ACC for $5,483. As a result of this purchase ACC released Toshiba from its obligation to continue to supply wireless handsets to ACC and released Toshiba from all claims that ACC or Audiovox have or may have against Toshiba (Note 3).

o Upon the closing, ACC's Chief Executive Officer's employment agreement with ACC was terminated and pursuant to his employment agreement and his long-term incentive compensation award he received $4,000. ACC also purchased certain of his personally

o held intangibles for $16,000 in order for ACC to have the ability to convey all of the assets used in connection with the conduct of the Cellular business to UTSI.

o Upon the closing, ACC paid $5,019 to certain employees of ACC and its subsidiaries as a severance payment and in exchange for which Audiovox received a release from such employees.

o Pursuant to the terms of the Agreement, 5% (or $8,255) of the Purchase Price was placed in escrow by UTSI for 120 days after Closing. The Company collected the full escrow amount during the year ended November 30, 2005.

o The Company's Chairman received $1,916 upon the closing of the asset sale pursuant to an amendment of a long-term incentive compensation award, which clarified that such payment would be paid pursuant to a sale of the Cellular business pursuant to an asset sale. This payment was recorded in general and administrative expenses on the accompanying consolidated statement of operations for the year ended November 30, 2004.

o Taxes of approximately $36,311 were paid in connection with the asset sale.

o Acquisition costs for legal, accounting and other of $4,603 were incurred to effectuate the sale.

                  The Company also retained certain accounts receivable related to the Cellular business, which approximated $148,494 as of November 1, 2004. After collections subsequent to the closing, Cellular receivables of $16,958 remained at November 30, 2004 and the remaining receivables were collected during the year ended November 30, 2005.

                  After the closing on November 1, 2004, the following additional agreements became effective:

o The Company agreed to indemnify UTSI for any breach or violation of ACC's and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims


o by UTSI could have a material adverse effect on the Company's financial condition. The Company is not aware of any such claim(s) for indemnification.

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

o Certain ACC employee stock options under the 1997 Stock Option Plan and 1999 Stock Compensation Plan were extended for one year from the closing. This extension resulted in a non-cash compensation charge of $98 due to the re-measure-ment of stock options in accordance with FIN 44" Accounting for Certain Transactions involving Stock Compensation".

o The Company will provide certain Information Technology services, after the closing as set forth in a Transition Services Agreement with UTSI. As consideration for the performance of these services, UTSI will pay the Company-based on the usage of these services as set forth in the Transition Services Agreement. Such usage services have been included as a reduction to general and administrative expenses in the accompanying statement of operations for the years ended November 30, 2004 and 2005.

o The Company's credit agreement for domestic bank obligations expired and became due upon the consummation of the sale of ACC's assets to UTSI. As such, the Company utilized proceeds from the sale to repay domestic bank obligations of $99,266 at November 1, 2004.

                As a result of the sale of the Cellular business, the Company recorded a gain of $67,000 for the year ended November 30, 2004, which was calculated as follows:

                Purchase Price                                                                            $165,170
                Working capital adjustment                                                                   8,472
                   Less: payment to former Cellular employees                                               25,019
                       Less: professional fees incurred in conjunction with divestiture                      4,603
                   Less: net assets sold                                                                    49,598
                   Less: non-cash charge for stock options                                                      98
                   Non-cash cumulative translation gains                                                       914
                   Gain on purchase of Toshiba minority interest                                             8,073
                   Less: estimated taxes                                                                    36,311
                                                                                                            ------
                Gain on sale of Cellular business, included in discontinued operations                     $67,000
                                                                                                           =======


(c)         Financial Presentation of Discontinued Operations

                The Company reclassified all associated assets and liabilities and results of operations as discontinued operations and recorded the results of AVM and Cellular as a discontinued operation for all periods presented. The following sets forth the carrying amounts of the major classes of assets and liabilities, which are classified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.

                                                                               NOVEMBER 30,
                                                                                  2004
                                                                          ---------------------
                ASSETS
                   Accounts receivable, net                                           $ 18,534
                   Inventory                                                             1,432
                   Prepaid expenses and other current assets                               616
                                                                                           ---
                   Current assets of discontinued operations                          $ 20,582
                                                                                      ========
                   Property, plant and equipment, net                                   $  711
                   Other assets                                                            214
                                                                                           ---
                   Non-current assets of discontinued operations                        $  925
                                                                                        ======

                LIABILITIES
                   Accounts payable                                                      $ 172
                   Accrued expenses and other current liabilities                          572
                   Bank obligations                                                      2,209
                                                                                         -----
                   Current liabilities of discontinued operations                      $ 2,953
                                                                                       =======

                The following is a summary of results included within discontinued operations:

                                                                          FOR THE YEARS ENDED NOVEMBER 30,
                                                                  -------------------------------------------------
                                                                       2003             2004             2005
                                                                  ---------------  --------------  ----------------

                Net sales from discontinued operations                  $813,003      $1,162,863          $  3,404
                                                                        ========      ==========          ========
                Income (loss) from operations of discontinued
                operations before income taxes                           $ 5,323        $ 10,837         $ (1,187)
                                                                           2,111             701             (362)
                                                                      ----------     -----------       -----------
                Provision (benefit) for income taxes                       3,212          10,136             (825)
                Gain (loss) on sale of business, net of tax                    -          67,000           (2,079)
                                                                     -----------      ------------   -    -------
               Income (loss) from discontinued operations, net
                of tax                                                   $ 3,212        $ 77,136         $ (2,904)
                                                                         =======        ========         =========

                Included in income from discontinued operations are tax provisions of $2,111, $37,012 and $662 for the years ended November 30, 2003, 2004 and 2005, respectively. The net change in the total valuation allowance for the years ended November 30, 2003, 2004 and 2005 was a decrease of $614, $12,148 and $144 respectively. Such change positively impacted the provision for income taxes during the years indicated.

(3)      Issuance of Subsidiary Shares and Transactions with Toshiba

         Toshiba had been a minority interest shareholder in the Company's discontinued Cellular operation since 1999. As previously discussed in
         Note 2, the Company completed its sale of Cellular to UTStarcom ("UTSI") on November 1, 2004. In connection with the sale of Cellular, the Company repurchased the minority interest in Toshiba and was released from all prior agreements on November 1, 2004 as a result of the sale of the Cellular business to UTSI.

         Minority interest expense relating to Toshiba's minority share ownership in ACC for the years ended November 30, 2003 and 2004 was $1,066 and $2,398, respectively and such expense has been included in discontinued operations in the accompanying statements of operations.

(4)      Business Acquisitions

         Code Systems, Inc.

         On March 15, 2002, Code Systems, Inc. (Code), a wholly-owned subsidiary of the Company, purchased certain assets of Code, an automotive security product company. The purchase price consisted of approximately $7,100, paid in cash at the closing, and a debenture (CSI Debenture) whose value was linked to the future earnings of Code. No value was assigned to the CSI Debenture as the performance requirements were not satisfied.

         During the year ended November 30, 2004, an adjustment to the purchase price was made due to the collection of monies held in escrow at the time of closing, resulting in a $513 decrease to goodwill. As a result of the acquisition, goodwill, as adjusted, of $2,047 was recorded.

         Simultaneous with this business acquisition, the Company entered into a purchase and supply agreement with a third party. In exchange for entering into this agreement, the Company issued 50 warrants in its subsidiary, Code, which vest immediately. Furthermore, the agreement calls for the issuance of additional warrants based upon the future operating performance of Code. Based upon the contingent nature of the warrants, no recognition was given to the Code debenture or warrants as the related contingency was not considered probable and such warrants had not vested at November 30, 2004 or 2005.

         Recoton Audio Group

         On July 8, 2003, the Company, acquired in cash (i) trademarks from the U.S. audio operations of Recoton Corporation (the "U.S. audio business") or (Recoton) and (ii) the outstanding capital stock of Recoton German Holdings GmbH (the "international audio business"), the parent holding company of Recoton Corporation's Italian, German and Japanese subsidiaries, for $40,046, net of cash acquired, including transaction costs of $1,900. The primary reason for this transaction was to expand product offerings and obtain certain long-standing trademarks such as Jensen(R) and Acoustic Research(R). The Company also acquired an obligation with a German financial institution as a result of the purchase of the common stock of Recoton German Holdings GmbH, which is secured by the acquired company's accounts receivable and inventory (Note 8). The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.

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

                                                      YEAR ENDED
                                                     NOVEMBER 30,
                                                     ---------------
                                                          2003
                                                     ---------------
                                                     (unaudited)

          Revenue                                          $558,081
          Net loss                                          (3,961)
          Net loss per share-basic and diluted             $ (0.18)

         On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Germany in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets representing the incremental change of the put price over the call option price. Compensation expense for these options amounted to $388, $371 and $408 for the years ended November 30, 2003, 2004 and 2005, respectively.

         Terk

         On January 4, 2005, the Company signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. ("Terk"). The purchase price was subject to a working capital adjustment based on the working capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. The total purchase price, which includes a working capital adjustment of $1,730 and acquisition costs of $514, approximated $15,345. No amount has been recorded with respect to the debentures and any amount paid under the debentures would be recorded as additional goodwill.

         The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to increase the Company's market share for satellite radio products as well as accessories such as antennas for HDTV products.

         The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

       Assets acquired
    Accounts receivable                                           $10,916
    Inventory                                                       9,349
    Prepaid expenses and other current assets                         293
    Property, plant and equipment                                   1,210
    Goodwill                                                        8,869
    Customer contract (5 years)                                     1,104
    Tradename                                                       1,999
                                                                    -----
         Total assets acquired                                     33,740
                                                                   ------
Liabilities assumed:
    Accounts payable accrued expenses and
    other liabilities                                              14,296
    Bank obligations                                                4,099
                                                                    -----
   Total liabilities assumed                                       18,395
                                                                   ------
    Cash paid                                                     $15,345
                                                                  =======

         The allocation of the purchase price to assets and liabilities acquired was based upon an independent valuation study and is final.

         The following unaudited pro-forma financial information for the years ended November 30, 2003, 2004 and 2005 represents the combined results of the Company's operations and Terk as if the Terk acquisition had occurred at the beginning of fiscal 2003. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

                                                     YEARS ENDED NOVEMBER 30,

                                         2003                 2004       2005

                                                        (unaudited)

Net sales                             $556,903            $609,657      $543,550
Net income (loss)                       10,313              76,274      (9,668)
Net income (loss) per share-diluted        0.47               3.41       (0.43)


(5)      Receivables from Vendors

         The Company has recorded receivables from vendors in the amount of $7,028 and $8,075 as of November 30, 2004 and 2005, respectively. Receivables from vendors represent prepayments on product shipments and product reimbursements.

(6)      Equity Investment

         The Company has a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor to specialized markets for specialized vehicles, such as RV's and van conversions, of televisions and other automotive sound, security and accessory products.

         The following represents summary information of transactions between the Company and ASA:

                                          YEARS ENDED NOVEMBER 30,
                                ---------------------------------------------
                                       2003            2004             2005
                                ------------    ------------    -------------
                                     $4,277          $1,302           $1,404
         Net sales
         Purchases                    1,978             213              573
         Royalties                    3,253           2,103              871

                                                    AS OF NOVEMBER 30,
                                               ------------------------------
                                                   2004             2005
                                               -------------    -------------

         Accounts receivable                       $ 105           $ 138

         The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.
                                        NOVEMBER 30,
                            ----------------------------------
                                 2004             2005
                             ----------------------------------

         Current assets               $22,008         $24,526
         Non-current assets       4,425                4,359
         Current liabilities      4,710                4,739
         Members' equity         21,723               24,146

                                                    YEARS ENDED NOVEMBER 30,
                                      -----------------------------------------------------
                                          2003            2004               2005
                                      -------------- ---------------    ----------------

         Net sales                          $47,818         $56,988             $49,795
         Gross profit                        11,185          14,540              11,877
         Operating income                     5,754           7,257               4,512
         Net income                           5,895           7,304               4,716

         The Company's share of income from ASA for fiscal 2003, 2004 and 2005 was $2,948, $3,652 and $2,358, respectively. In addition, the Company received distributions from ASA totaling $1,316, $4,131 and $1,147 during the years ended November 30, 2003, 2004 and 2005, respectively.

(7)      Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities consists of the following:

                                                                                               NOVEMBER 30,
                                                                                       -----------------------------
                                                                                           2004            2005
                                                                                       -------------    ------------

         Commissions                                                                        $ 1,388         $ 1,052
         Employee compensation                                                                6,079           4,079
         Professional fees and accrued settlements                                            4,746           1,906
         Future warranty                                                                      7,947           6,142
         Freight and duty                                                                     2,873           3,163
         Other taxes payable                                                                    587             880
         Royalties, advertising and other                                                     9,194           7,352
                                                                                       -----  -----     ----  -----
                                                                                           $ 32,814        $ 24,574
                                                                                           ========        ========

(8)      Financing Arrangements

         The Company has the following financing arrangements:

                                                                                               NOVEMBER 30,
                                                                                       -----------------------------
                                                                                           2004            2005
                                                                                       -------------    ------------
         Bank Obligations
         Domestic bank obligations (a)                                                        $   -           $   -
         Venezuela bank obligations (b)                                                           -           1,070
         Euro factoring obligations (c)                                                       5,485           3,687
                                                                                       ----   -----     ----  -----
         Total bank obligations                                                              $5,485          $4,757
                                                                                             ======          ======

         Debt
         Euro term loan agreement (d)                                                        $9,377          $6,561
         Other (e)                                                                              829           1,153
                                                                                       -------  ---     ---   -----
         Total debt                                                                         $10,206          $7,714
                                                                                            =======          ======


(a)      Domestic Bank Obligations

                  At November 30, 2005, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on February 28, 2006 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of November 30, 2004 and November 30, 2005, no direct amounts are outstanding under this agreement. At November 30, 2005, the Company had $11,617 in commercial and standby letters of credit outstanding, which reduces the amounts available under the unsecured credit line.


(b)      Venezuela Bank Obligations
                  In October 2005, Audiovox Venezuela, the Company's majority owned subsidiary, entered into a credit facility borrowing arrangement which allows for principal borrowings up to $1,000 plus accrued interest and foreign currency valuation. The facility requires minimum monthly interest payments at an annual interest rate of 13% until the expiration of the facility on August 20, 2006. Audiovox Corporation has secured this facility with a $1,000 standby letter of credit.

(c)      Euro Asset-Based Lending Obligation

                  The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 25, 2006 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is the three months Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2005, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

(d)      EuroTerm Loan Agreement

                  On September 2, 2003, Audiovox Germany borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5 year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. Tranche B has been fully repaid. Payments under Tranche A are due in monthly installments and interest accrues at 2.75% over the Euribor rate for. Any amount repaid may not be reborrowed. The term loan becomes immediately due and payable if a change of control occurs without permission of the financial institution. In April 2005, the maturity of the term loan was prolonged to August 30, 2010 with a pre-payment option.

                  Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox German Holdings GmbH and on all brands and trademarks of the Audiovox German Holdings Group. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox German Holdings. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings. The short and long term amounts outstanding under this agreement were $2,497 and $6,880, respectively, at November 30, 2004 and $1,357 and $5,204, respectively, at November 30, 2005.

(e)      Other Debt

                  This amount consists primarily of a call put option owed to certain employees of Audiovox Germany in the amount of $829 and $1,153 at November 30, 2004 and 2005, respectively (See
                  Note 4).

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

                  The following is a maturity table for debt and bank obligations outstanding at November 30, 2005:

                                  TOTAL AMOUNTS
                                    COMMITTED
                                                        2006          2007          2008         2009          2010
                                  ---------------    -----------    ----------    ---------    ----------    ---------
                                  ---------------    -----------    ----------    ---------    ----------    ---------
       Bank Obligations                 $  4,757         $4,757          $  -         $  -          $  -         $  -
       Debt                                7,714          1,357         1,387        2,542         1,388        1,040
                                  ------   -----     ---- -----         -----     -  -----     -   -----        -----
       Total                            $ 12,471         $6,114        $1,387       $2,542        $1,388       $1,040
                                        ========         ======        ======       ======        ======       ======


(9)      Income Taxes

         The components of income (loss) from continuing operations before the provision for income taxes are as follows:

                                                                                  YEARS ENDED NOVEMBER 30,
                                                                       -----------------------------------------------
                                                                          2003            2004             2005
                                                                       ------------    -----------    ----------------

         Domestic Operations                                               $15,476       $(1,270)           $(20,448)
         Foreign Operations                                                  (810)         2,568                2,352
                                                                       ----- -----     ----------     -------   -----
                                                                          $14,666         $1,298            $(18,096)
                                                                          ========        =======           =========

         Income tax expense (benefit) was allocated as follows:

                                                                            YEARS ENDED NOVEMBER 30,
                                                              ------------------------------------------------------
                                                                   2003                2004               2005
                                                              ----------------    ----------------    --------------

         Consolidated Statements of Operations                         $7,296               $ 479        $ (11,409)
         Stockholders' equity:
              Unrealized holding gain (loss) on investment
                  securities recognized for financial
                  reporting purposes                                    1,063             (1,184)             (190)
                 Tax benefit of stock options exercised                 (216)               (227)           (1,357)
                                                              ---       -----     ----      -----     ----  -------
                  Income tax expense (benefit)                         $8,143              $(932)        $ (12,956)
                                                                       ======              ======        ==========


         The provision for (recovery of) income taxes is comprised of:

                                                 FEDERAL           FOREIGN             STATE            TOTAL
         2003:
              Current                            $ 7,552           $ 1,250             $ 353          $ 9,155
              Deferred                           (1,782)              138              (215)          (1,859)
                                         --      -------  ------      ----  ---        -----  --      -------
                                                $ 5,770           $ 1,388             $ 138          $ 7,296
                                                ========          ========            ======         =======

         2004:
              Current                          $ (1,802)             $ 868            $(256)         $(1,190)
              Deferred                            1,464                28               177            1,669
                                         ----     ------  --------     ---  -----       ----  ----     -----
                                                 $ (338)            $ 896             $ (79)          $  479
                                                 =======            ======            ======          ======

         2005:
              Current                           $(8,599)             $ 836            $(542)         $(8,305)
              Deferred                           (3,385)              (25)               306          (3,104)
                                         ----    -------  ----        ----  ------       ---  ----    -------
                                               $(11,984)             $ 811            $(236)        $(11,409)
                                               =========             =====            ======        ========

         A reconciliation of the provision for (recovery of) income taxes computed at the Federal statutory rate to income (loss) before income taxes and minority interest and the actual provision for income taxes is as follows:

                                                                                NOVEMBER 30,
                                                     -------------------------------------------------------------------
                                                            2003                  2004                   2005
                                                     -------------------- --------------------- ------------------------

         Tax provision at Federal statutory rates        5,133     35.0%        $ 454    35.0%      $(6,333)    (35.0)%
         State income taxes, net of Federal benefit        138       0.9         (86)    (6.6)         (352)      (1.9)
         Increase (decrease) in the valuation
         allowance for deferred tax assets                   -         -            6      0.4         1,338        7.4
         Net reversal of accruals primarily
         attributable to completion of audits                -         -            -        -       (1,524)      (8.4)
         Foreign tax credit                                  -         -            -        -       (2,308)     (12.8)
         Foreign tax rate differential                   1,695      11.6           53      4.1            35        0.2
         Tax exempt interest                                 -         -            -        -       (1,174)      (6.5)
                                                                                  52
         Permanent and other, net                         330     2.2                   4.0          (1,091)      (6.0)
                                                     -    ------- ------  -          ---------  -    -------      -----
                                                      $ 7,296      49.7%       $ 479     36.9%   $ (11,409)     (63.0)%
                                                      =========    =====       =======   =====   ===========    =======

         Other is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items.

         The significant components of deferred income tax expense (recovery) for the years ended November 30, 2004 and 2005 are as follows:

                                                                                           NOVEMBER 30,
                                                                               -------------------------------------
                                                                                     2004                 2005
                                                                               -----------------     ---------------
         Deferred tax expense (recovery) (exclusive of the effect of other              $ 1,663            $(4,442)
         components listed below)
         Increase (decrease) in the balance of the valuation allowance for
         deferred tax assets                                                                 6                1,338
                                                                               ----------    --      ----     -----
                                                                                       $ 1,669             $(3,104)
                                                                                       ========            ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

                                                                                           NOVEMBER 30,
                                                                                -----------------------------------
                                                                                     2004                2005
                                                                                ----------------    ---------------
         Deferred tax assets:
               Accounts receivable, principally due to allowance for doubtful
                  accounts                                                               $1,398            $ 1,012
               Inventory, principally due to additional costs capitalized for
                  tax purposes pursuant to the Tax Reform Act of 1986                       464                687
               Inventory, principally due to valuation reserve                            3,431              8,104
               Accrual for future warranty costs                                          2,174              2,063
               Property, plant, equipment and certain intangibles,
                  principally due to depreciation and amortization                        1,992                194
               Net operating loss carryforwards, federal, state and foreign                 914              2,117
               Accrued liabilities not currently deductible and other                       210                268
                 Unrealized gain on investment securities                                     -            (1,986)
                 Foreign tax credit                                                           -              2,308
                Investment securities                                                       825                434
               Deferred compensation plans                                               1,903               2,401
                                                                                ----     ------     ------   -----
                    Total gross deferred tax assets                                      13,311             17,602
               Less: valuation allowance                                                  (218)            (1,556)
                                                                                -----     -----     ---    -------
                    Net deferred tax assets                                           $ 13,093            $ 16,046
                                                                                      =========           ========

         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

         At November 30, 2005, the Company incurred a net operating loss for federal income tax purposes of approximately $22,259. A claim for refund will be filed and this NOL will be carriedback two years and fully utilized during this period.

         A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on the Company's ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company's historical taxable income record, adjusted for unusual items, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at November 30, 2005. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable by the Company, therefore, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

(10)     Capital Structure

         The Company's capital structure is as follows:

                                                                           SHARES             VOTING
                                                                        OUTSTANDING           RIGHTS
                                                                                                PER      LIQUIDATION
                                       SHARES AUTHORIZED                                       SHARE         RIGHTS
                                 ------------------------------------------------------------
                           PAR            NOVEMBER 30,                  NOVEMBER 30,
                          VALUE
                                 ------------------------------------------------------------
             SECURITY                 2004            2005          2004            2005
             --------
                                 --------------- -----------------------------  -------------

          Preferred        $50.00        50,000          50,000        50,000         50,000     -     $50 per share
          Stock

          Series
          Preferred
          Stock             $0.01     1,500,000       1,500,000             -                     -           -
                                                                                                        atably with
          Class A                                                                               One    Rlass B
          Common Stock      $0.01    60,000,000      60,000,000    19,788,889     20,300,594           C
          Class B                                                                               Ten    Ratably with
          Common Stock      $0.01    10,000,000      10,000,000     2,260,954      2,260,954           Class A


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

         The Company's Board of Directors approved the repurchase of 1,563,000 shares of the Company's Class A common stock in the open market under a share repurchase program (the Program). As of November 30, 2004 and 2005, 1,070,957 and 1,219,752 shares were repurchased under the Program at an average price of $8.63 for an aggregate amount of $8,497 and $10,524, respectively.

         Undistributed earnings from equity investments included in retained earnings amounted to $5,649 and $6,747 at November 30, 2004 and 2005, respectively.


(11)     Stock-Based Compensation and Retirement Plans

(a)            Stock Options

                  The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (ISO's) and non-qualified stock options (NQSO's) to purchase shares of Class A common stock. Under the plans, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A common stock on the date of grant. The options must be exercised no later than ten years after the date of grant. The vesting requirements are determined by the Board of Directors at the time of grant. No shares were available for future grants under the terms of these plans.

                  The Company applies APB No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. No compensation expense was recorded for stock options during the years ended November 30, 2003 or 2005.

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

(b)             Stock Warrants

                    During fiscal 2003, the Company issued non-transferable
                  warrants for the purchase of 120,000 shares to outside legal counsel. The warrants vested immediately upon issuance, and the exercise price of the warrants was equal to the market price on the date of issuance. In accordance with APB No. 25 and SFAS 123, the Company recorded an expense equal to the fair value of the warrants, as these warrants were issued to non-employees for services performed. Accordingly, the Company recorded $297 of expense for the aforementioned warrants which is reflected in general and administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended November 30, 2003.

                  Information regarding the Company's stock options and warrants is summarized below:

                                                                                                  WEIGHTED
                                                                                                  AVERAGE
                                                                                    NUMBER        EXERCISE
                                                                                   OF SHARES          PRICE
                                                                              --------------------

                  Outstanding at November 30, 2002                                      2,711,064       $11.64
                       Granted                                                            120,000        11.02
                       Exercised                                                         (96,200)         6.90
                       Canceled/Lapsed                                                   (15,000)        15.00
                                                                              ---        --------

                  Outstanding at November 30, 2003                                      2,719,864        11.76
                       Granted                                                                  -            -
                       Exercised                                                        (131,464)        11.60
                       Canceled/Lapsed                                                   (40,700)        13.49
                                                                              ---        --------

                  Outstanding at November 30, 2004                                      2,547,700        11.74
                       Granted                                                            324,952        13.76
                       Exercised                                                        (660,500)        11.65
                       Canceled/Lapsed                                                   (10,000)        15.00
                                                                              ---        --------

                  Outstanding and exercisable at November 30, 2005                     2,202,152        $12.04
                                                                                       ==========       ======

                  Summarized information about stock options and warrants outstanding as of November 30, 2005 is as follows:

                                                                 OUTSTANDING AND EXERCISABLE
                                           -----------------------------------------------------------------------
                       EXERCISE              NUMBER              WEIGHTED                     WEIGHTED
                                                                  AVERAGE                      AVERAGE
                                                                 EXERCISE                       LIFE
                         PRICE                                     PRICE                      REMAINING
                         RANGE              OF SHARES            OF SHARES                    IN YEARS
                 ----------------------    ------------     --------------------    ------------------------------
                                               759,200            $ 7.59                        1.59
                 $4.63 - 8.00
                 $8.01 - 13.00                 120,000            $11.02                        0.60
                 $13.01 - 15.00              1,322,952            $14.70                        3.47


(c)             Restricted Stock Plan

                  The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares. No performance- restricted accelerated shares or performance-restricted shares were granted or outstanding in fiscal 2003, 2004 or 2005.

                  As of November 30, 2004 and 2005, 2,713,353 and 1,737,901
                  shares, respectively, of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plan. There was no restricted stock outstanding at November 30, 2004 and 2005.

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

                  The Company's employee stock purchase plan is a non-compensatory plan, in accordance with APB No. 25, the related expense is recorded in general and administrative expenses in the consolidated statement of operations.

(e)            Profit Sharing Plans/ 401(k) Plan

                  The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. A discretional contribution accrual of $600, $601 and $0 was recorded by the Company for the United States plan in fiscal 2003, 2004 and 2005, respectively. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

                  The Company also has a 401(k) plan for eligible employees. The Company matches a portion of the participant's contributions after one year of service under a predetermined formula based on the participant's contribution level. The Company's contributions were $135, $155 and $139 for the year ended November 30, 2003, 2004 and 2005, respectively. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions.

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

                  The investments, which amounted to $4,871 and $6,151 at November 30, 2004 and 2005, respectively have been classified as trading securities (long-term) and are included in investment securities on the accompanying consolidated balance sheets as of November 30, 2005. The corresponding deferred compensation liability is reflected as a long-term liability on the accompanying consolidated balance sheet as of November 30, 2004 and 2005.

(12)     Lease Obligations

         During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004 and in connection with the sale of the Cellular business, the Company entered into an agreement to sub-lease the building to UTStarcom for monthly payments of $46 through October 31, 2009.

         At November 30, 2005, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

                                                                                    CAPITAL          OPERATING
                                                                                      LEASE            LEASES

                  2006                                                                  $ 561         $ 3,247
                  2007                                                                    577           2,847
                  2008                                                                    580           2,434
                  2009                                                                    577           1,366
                  2010                                                                    577           1,098
                  Thereafter                                                            9,675              46
                                                                               ----     -----     -------  --
                         Total minimum lease payments                                  12,547        $ 11,038
                                                                                                     ========
                  Less:  minimum sublease income                                        2,161
                                                                               ---      -----
                         Net                                                           10,386
                  Less:  amount representing interest                                   4,385
                                                                               ---      -----
                           Present value of net minimum lease payments                  6,001
                  Less: current installments included in accrued expenses
                  and other current liabilities                                            84
                  Long-term obligation                                                 $5,917
                                                                                       ======

         Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,440, $2,475 and $2,097 for the years ended November 30, 2003, 2004 and 2005, respectively.

         The Company leases certain facilities and equipment from its principal stockholder and several officers. At November 30, 2005, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

                  2006                                                                          $ 579
                  2007                                                                            596
                  2008                                                                            614
                  2009                                                                              -
                  2010                                                                              -
                  Thereafter                                                                        -
                                                                                     --------       -
                  Total                                                                       $ 1,789
                                                                                              =======


(13)     Financial Instruments

(a)            Off-Balance Sheet Risk

                  Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had open commercial letters of credit of $959 and $8,431 and standby letters of credit of $2,358 and $3,186 at November 30, 2004 and 2005, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

                  At November 30, 2005, the Company had unconditional purchase obligations for inventory commitments of $46,924. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

                  At November 30, 2005, two customers accounted for 14% and 11% of accounts receivable, respectively. At November 30, 2004 no customer accounted for greater than 10% of accounts receivable.

                  During the year ended November 30, 2005, no customer accounted for greater than 10% of net sales. During the year ended November 30, 2004, one customer accounted for 11% of net sales. During the year ended November 30, 2003, two customers each accounted for 10% of the Company's net sales.

                  A portion of the Company's customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales.

(c)            Fair Value

                  The carrying value of all financial instruments is deemed to approximate fair value because of the short-term nature of these instruments. The estimated fair value of the Company's financial instruments is as follows:

                                                       NOVEMBER 30, 2004             NOVEMBER 30, 2005
                                                 ------------------------------------------------------------
                                                    CARRYING         FAIR         CARRYING         FAIR
                                                     AMOUNT          VALUE         AMOUNT          VALUE
                                                 ------------------------------------------------------------
                                                        $124,237      $124,237        $108,766      $108,766
                  Short-term investments
                  Investment securities
                  (long-term)                              5,988         5,988          11,998        11,998
                  Bank obligations                         5,485         5,485           4,757         4,757

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                  Investment Securities/Short-Term Investments

                  The carrying amount represents fair value, which is based upon quoted market prices at the reporting date (Note 1).

                  Bank Obligations

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

(14)     Bliss-tel Initial Public Offering

         On December 13, 2004, one of the Company's former equity investments, Bliss-tel Public Company Limited ("Bliss-tel"), issued 230,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owns 30,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. In addition, on July 21, 2005, the Company received 9,000,000 warrants ("the warrants") which may be exercised beginning on September 29, 2006, and expire on July 17, 2012. Each warrant is exercisable into one share of Bliss-tel common stock at an exercise price of 8 baht per share. Beginning on September 1, 2005, the Company accounted for the Bliss-tel investment as an available-for-sale security in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" whereby the unrealized holding gains and losses on Bliss-tel stock and warrants are included as a component of accumulated other comprehensive income (loss) (Note 1(e)). The Company reclassified the Bliss-tel investment to an available-for-sale security, on September 1, 2005, as a result of a change in the Company's strategy regarding selling the Bliss-tel stock as the Company was unable to find a buyer in the short term.

     Prior to September 1, 2005 and after the Bliss-tel offering, the Company accounted for this investment as a trading security. Accordingly, the Company recorded a net unrealized gain of $4,971 for the year ended November 30, 2005, which is included in other income on the accompanying statement of operations. This gain represents the initial value of the Bliss-tel warrants and the change in value of the underlying stock and warrant during the period, which the investment was classified as a trading security.

(15)     Financial and Product Information About Foreign and Domestic Operations

         Net sales and long-lived assets by location for the years ended November 30, 2003, 2004 and 2005 were as follows.

                                                  NET SALES                            LONG-LIVED ASSETS
                                   ---------------------------------------------------------------------------------
                                       2003           2004         2005        2003         2004          2005
                                   -------------- ------------------------------------------------------------------
                                        $468,880       $486,780    $466,512    $ 55,256     $ 57,503       $ 75,893
         United States
         Venezuela                         2,887          4,535       8,224         511          358          1,547
         Europe                           26,676         54,832      52,039       2,407        2,407          1,654
         Other foreign countries                         17,506      12,941                                       -
                                                   ---   ------  --  ------  ----------  -----------  ----------  -
                                          12,456                                     -            -
                                   ----   ------  -             -           -        ----         --
         Total                          $510,899       $563,653    $539,716    $ 58,174     $ 60,268       $ 79,094
                                        ========       ========    ========    ========     ========       ========

         Net sales by product categories for each of the three years in the period ended November 30, 2005 were as follows:

                                                                      2003              2004             2005
                                                                -----------------  ---------------  ---------------
                                                                       $ 350,546        $ 403,196         $339,355
         Mobile Electronics
         Consumer Electronics                                            159,833          160,457          200,361
         Other                                                               520                                 -
                                                                  ---------   ---    ------------     ----------- -
                                                                                          -
                                                                -                  -           --
                  Total net sales                                      $ 510,899        $ 563,653        $ 539,716
                                                                       =========        =========        =========

(16)     Related Party Transactions

         The Company leases facilities from its principal stockholder (Note 12). In addition, the Company entered into various transactions with Toshiba Corporation in the prior years (Note 2 and 3).

(17)     Contingencies

         The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company believes its outstanding litigation matters disclosed below will not have a material adverse effect on the Company's financial statements, individually or in the aggregate; however due to the uncertain outcome of these matters, the Company disclosed these specific matters below:

         During 2004, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. On January 10, 2005, Vice Chancellor Steven Lamb of the Court of Chancery of the State of Delaware, New Castle County, granted an order permitting the filing of a Consolidated Complaint by several shareholders of Audiovox Corporation derivatively on behalf of Audiovox Corporation against Audiovox Corporation, ACC and the directors of Audiovox Corporation captioned "In Re Audiovox Corporation Derivative Litigation". The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments pursuant to which Audiovox and ACC executives were paid from the net proceeds of the sale of certain assets of ACC to UTStarcom, Inc., (b) disgorgement to ACC of $16,000 paid to Philip Christopher pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4,000 paid to Philip Christopher as compensation for termination of his Employment Agreement and Award Agreement with ACC, (d) disgorgement to ACC of $1,916 paid to John Shalam pursuant to an Award Agreement with ACC, and
         (e) recovery by ACC of $5,000 in severance payments distributed by Philip Christopher to ACC's former employees. Defendants filed a motion to dismiss the complaint, which was withdrawn. The Company understands that the individual defendants intend to vigorously defend this matter; however, no assurances regarding the outcome of this matter can be given at this point in the litigation. The Company anticipates that defense costs, in excess of any applicable retention, will be covered by the Company's insurance policies. Any damages recovered by plaintiffs will be paid to the Company. Accordingly, no estimated loss has been recorded for the aforementioned case.

         During 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association, International Centre in New York, New York, seeking recovery of monies alleged to have been wrongfully taken by individual Respondents and damages for fraud. Respondents asserted counterclaims alleging that the Company engaged in certain business practices that caused damage to Respondents. The matter was submitted to mediation during the fourth quarter of fiscal 2004 and settled subsequent to year-end. The agreement provides for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership. In addition, the Company and Respondents will release all claims. As of November 30, 2005, $250 was paid to the Respondents and the remaining balance (which includes accrued interest), is included in restricted cash on the accompanying consolidated balance sheet, will be released upon satisfaction of the aforementioned pre-closing conditions. The Company recorded a $400 reduction to general and administrative expenses during the year ended November 30, 2005 as a result of a related legal claim, which was withdrawn from the court.

         Certain consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones is still pending. On March 16, 2005, the

         United States Court of Appeals for the Fourth Circuit reversed the District Court's order dismissing the complaints on grounds of federal pre-emption. The Fourth Circuit remanded the actions to each of their respective state courts, except for the Naquin litigation, which was remanded to the local Federal Court. No assurances regarding the outcome of this matter can be given, as the Company is unable to assess the degree of probability of an unfavorable outcome or estimated loss or liability, if any. Accordingly, no estimated loss has been recorded for the aforementioned case.

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

         Under the asset purchase agreement for the sale of the Cellular business to UTStarcom, Inc. ("UTSI"), the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition and results of operation. The Company is not aware of any such claim(s) for indemnification.

(18)     Unaudited Quarterly Financial Data

         Selected unaudited, quarterly financial data of the Company for the years ended November 30, 2004 and 2005 appears below:


                                                                                  QUARTER ENDED
                                                            ----------------------------------------------------------
                                                               FEB. 28       MAY 31        AUG. 31         NOV. 30
                                                            -------------- ------------ --------------  --------------

         2004

         Net sales                                               $135,356     $146,884       $132,600        $148,813
         Gross profit                                             21,128       21,396         23,148           24,065
                                                            ----  -------  --- -------  ----  -------   ----   ------
         Income (loss) from continuing operations                     696        1,590             37         (2,259)
         Income from discontinued operations                        1,174       2,087           5,307          68,568
                                                             ----- ------   -- ---        ----- ------    ---  ------

         Net income                                              $ 1,870      $ 3,677        $ 5,344         $66,309
                                                                 ========     ========       ========        =======


         Income (loss) per common share (basic):
              From continuing operations                          $  0.03      $  0.07        $  0.00        $ (0.10)
              From discontinued operations                           0.06         0.10           0.24            3.12
                                                             ------------   -------      ------------    -----------
          Net income per common share (basic)                     $  0.09      $  0.17        $  0.24         $  3.02
                                                                 ========     ========       ========        =======

         Income (loss) per common share (diluted):
              From continuing operations                          $  0.03      $  0.07        $  0.00        $ (0.10)
              From discontinued operations                          0.05        0.09             0.24            3.12
                                                             ------------   -------      ------------    -----------
          Net income per common share (diluted)                   $  0.08      $  0.16        $  0.24         $  3.02
                                                                 ========     ========       ========        =======

         2005

         Net sales                                               $115,980     $144,509       $122,937       $ 156,290
         Gross profit                                              16,071       22,799         12,265           9,704
                                                            ---    ------  ---  ------  ---    ------   -----   -----
         Income (loss) from continuing operations                   (552)        5,762        (3,591)         (8,306)
         Income (loss) from discontinued operations                 (653)        (135)          (126)         (1,990)
                                                            ----    -----  ----  -----  ----    -----   ---   -------
         Net income (loss)                                       $(1,205)      $ 5,627      $ (3,717)       $(10,296)
                                                                 ========      =======      =========       =========

         Income (loss) per common share (basic):
              From continuing operations                         $ (0.02)       $ 0.26       $ (0.16)        $ (0.37)

              From discontinued operations                         (0.03)            -         (0.01)          (0.09)
                                                                   ------  -         -         ------          ------
         Net income (loss) per common share (basic)              $ (0.05)       $ 0.26       $ (0.17)        $ (0.46)
                                                                 ========       ======       ========        ========

         Income (loss) per common share (diluted):
              From continuing operations                         $ (0.02)       $ 0.26       $ (0.16)        $ (0.37)
              From discontinued operations                         (0.03)       (0.01)         (0.01)          (0.09)
                                                                   ------       ------         ------          ------
         Net income (loss) per common share (diluted)            $ (0.05)       $ 0.25       $ (0.17)        $ (0.46)
                                                                 ========       ======       ========        ========

                                                    S-1

                                                                                                        SCHEDULE II

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED NOVEMBER 30, 2003, 2004 AND 2005
                                 (IN THOUSANDS)

                COLUMN A                    COLUMN B      COLUMN C                   COLUMN D               COLUMN E
                --------
                                        -------------------------------------------------------------------------------
                                        ----------------                                                  -------------
              DESCRIPTION                 BALANCE AT     GROSS AMOUNT    REVERSALS OF     DEDUCTIONS (B)
                                           BEGINNING      CHARGED TO       PREVIOUSLY                       BALANCE
                                             OF YEAR       COSTS AND      ESTABLISHED                        AT END
                                                            EXPENSES        ACCRUALS                         OF YEAR

2003 (a)

Allowance for doubtful accounts                $3,193            $ 558               -      $ (1,807)          $5,558
Cash discount allowances                            -            1,245               -            568             677
Accrued sales incentives                        4,626           19,994        $(1,803)          8,212          14,605
Reserve for warranties and product
repair costs                                   11,309            9,691             -           6,305           14,695
                                              $19,128          $31,488        $(1,803)       $13,278          $35,535
                                              =======          =======        ========       ========         =======
2004 (a)

Allowance for doubtful accounts                $5,558            $ 237               -        $ (476)          $6,271
Cash discount allowances                          677            2,562               -          2,736             503
Accrued sales incentives                       14,605           17,012        $(3,889)         20,144           7,584
Reserve for warranties and product
 repair costs                                  14,695             3,257            -           6,158           11,794

                                              $35,535          $23,068        $(3,889)      $ 28,562          $26,152
                                              =======          =======        ========      =========         =======
2005 (a)

Allowance for doubtful accounts                $6,271          $ 1,105           $   -          $ 879          $6,497
Cash discount allowances                          503            1,925               -          2,001             427
Accrued sales incentives                        7,584           20,609         (2,836)         15,531           9,826
Reserve for warranties and product
repair costs                                  11,794             6,063               -         7,528           10,329

                                             $26,152          $29,702        $(2,836)       $ 25,939         $27,079
                                              =======          =======        ========       ========         =======

(a) The Valuation and Qualification Accounts of the Company's discontinued operations are not included in the above amounts (See Note 2 of the consolidated financial statements).

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