Form 10-K/A
period 2005-11-30
AUDIOVOX CORP
filed 2006-02-14
CIK 807707

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                           COMMISSION FILE NO. 0-28839

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

                               SECURITIES REGISTERED PURSUANT TO SECTION 12b) OF THE ACT:

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

                                    Yes     No   X
                                       ----   ------

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                    Yes     No   X
                                       ----   ------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                       ----   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                 X
                                                         ------

         Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                    Yes  X    No
                                       -----     -----

         Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                                    Yes       No   X
                                       -----     -----

         The aggregate market value of the common stock held by non-affiliates of the Registrant was $265,510,375 (based upon closing price on the Nasdaq Stock
Market on May 31, 2005).

         The number of shares outstanding of each of the registrant's classes of common stock, as of February 9, 2006 was:

CLASS                                                                OUTSTANDING
-----                                                                -----------

Class A common stock $.01 par value                                   20,300,594
Class B common stock $.01 par value                                    2,260,954

                                EXPLANATORY NOTE

This Amendment on Form 10-K/A is being filed by Audiovox Corporation. (the
"Company") to amend the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as filed with the Securities and Exchange Commission on
February 14, 2006. This Amendment on Form 10-K/A is being filed to include two exhibits, exhibit 99.1 and exhibit 99.2. Except for Item 15 of Part IV, no other information included in the original report on Form 10-K is amended by this Form
10-K/A.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART IV

ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-----------------------------------------------

     EXHIBIT
      NUMBER       DESCRIPTION
      ------       -----------

      31.1*        Certification of Principal Executive Officer Pursuant to Rule
                   13a-14(a) and rule 15d-14(a) of The Securities Exchange Act of 1934 (filed herewith).

      31.2*        Certification of Principal Finical Officers Pursuant to Rule
                   13a-14(a) and rule 15d- 14(a) of The Securities Exchange Act of 1934 (filed herewith).

      32.1*        Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                   Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
                   (filed herewith).

      32.2*        Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                   Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
                   (filed herewith).

      99.1*        Consolidated Financial Report of Audiovox Specialized
                   Applications LLC (ASA) as of November 30, 2005 and 2004 and
                   for the Years Ended November 30, 2005, 2004 and 2003 (filed herewith).

      99.2*        Consent of McGladrey & Pullen, LLP (filed herewith).

* Filed electronically herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AUDIOVOX CORPORATION

February 14, 2006       BY:       /s/ Charles M.  Stoehr
                                  -----------------------------------
                                  Charles M. Stoehr

                                  Senior Vice President,
                                  Chief Financial Officer (Principal
                                  Financial and Accounting Officer) and Director