Form 10-QT
period 2006-02-28
AUDIOVOX CORP
filed 2006-04-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the three month transition period from December 1, 2005 to February 28, 2006.

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

Yes    X            No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer                Accelerated filer     X         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No    X

Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

Class	As of April 5, 2006
Class A Common Stock	20,131,794 Shares
Class B Common Stock	2,260,954 Shares

AUDIOVOX CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	November 30, 2005	February 28, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,164	$16,280
Restricted cash	1,474	1,488
Short-term investments	108,766	160,799
Accounts receivable, net	128,430	88,671
Inventory	129,120	96,150
Receivables from vendors	8,075	9,830
Prepaid expenses and other current assets	6,749	6,023
Deferred income taxes	9,992	8,218
Total current assets	406,770	387,459

Investment securities	11,998	14,709
Equity investments	12,073	11,834
Property, plant and equipment, net	19,717	18,799
Excess cost over fair value of assets acquired	16,138	16,067
Intangible assets	11,060	11,002
Deferred income taxes	6,054	3,989
Other assets	2,054	2,153
Total assets	$485,864	$466,012

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets, continued
(In thousands, except share data)

	November 30, 2005	February 28, 2006
		(unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$23,998	$13,776
Accrued expenses and other current liabilities	24,574	17,907
Accrued sales incentives	9,826	8,512
Income taxes payable	1,770	—
Bank obligations	4,757	5,329
Current portion of long-term debt	1,357	1,371
Total current liabilities	66,282	46,895

Long-term debt	6,357	5,924
Capital lease obligation	5,917	5,892
Deferred compensation	6,151	6,569
Total liabilities	84,707	65,280

Commitments and contingencies

Stockholders' equity:
Preferred stock, $50 par value; 50,000 shares authorized, issued and outstanding, liquidation preference of $2,500	2,500	2,500
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 21,520,346 shares issued	215	215
Class B, $.01 par value; convertible 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	263,008	263,008
Retained earnings	148,244	148,427
Accumulated other comprehensive loss	(2,308)	(608)
Treasury stock, at cost, 1,219,752 and 1,388,552 shares of Class A common stock at November 30, 2005 and February 28, 2006, respectively	(10,524)	(12,832)
Total stockholders' equity	401,157	400,732
Total liabilities and stockholders' equity	$485,864	$466,012

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended February 28, 2005 and 2006
(In thousands, except share and per share data)
(unaudited)

	2005	2006
Net sales	$115,980	$103,050
Cost of sales	99,909	87,400
Gross profit	16,071	15,650
Operating expenses:
Selling	7,991	6,824
General and administrative	12,414	10,517
Engineering and technical support	1,467	1,468
Total operating expenses	21,872	18,809

Operating loss	(5,801)	(3,159)

Other income (expense):
Interest and bank charges	(633)	(560)
Equity in income of equity investees	353	474
Other, net	4,605	1,769
Total other income, net	4,325	1,683

Loss from continuing operations before income taxes	(1,476)	(1,476)
Income tax benefit	(924)	(1,843)
Net (loss) income from continuing operations	(552)	367

Net loss from discontinued operations, net of tax	(653)	(184)
Net (loss) income	$(1,205)	$183

Net (loss) income per common share (basic):
From continuing operations	$(0.02)	$0.02
From discontinued operations	(0.03)	(0.01)
Net (loss) income per common share (basic)	$(0.05)	$0.01

Net (loss) income per common share (diluted):
From continuing operations	$(0.02)	$0.02
From discontinued operations	(0.03)	(0.01)
Net (loss) income per common share (diluted)	$(0.05)	$0.01

Weighted-average common shares outstanding (basic)	22,051,443	22,526,497
Weighted-average common shares outstanding (diluted)	22,051,443	22,766,593

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended February 28, 2005 and 2006
(In thousands)
(unaudited)

	2005	2006
	(revised)
Cash flows from operating activities:
Net (loss) income	$(1,205)	$183
Net loss from discontinued operations	653	184
Net (loss) income from continuing operations	(552)	367
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization	757	951
Recovery of bad debt expense	(284)	(595)
Equity in income of equity investees	(353)	(474)
Deferred income tax expense	1,770	2,959
Non-cash compensation adjustment	285	(115)
Unrealized gain on trading security	(2,516)	—
Gain on sale of fixed asset	—	(155)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	35,931	40,560
Inventory	5,181	33,091
Receivables from vendors	1,754	(1,752)
Prepaid expenses and other	(555)	945
Investment securities-trading	(933)	(395)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(23,097)	(18,314)
Income taxes payable	(30,418)	(1,775)
Changes in assets and liabilities of discontinued operations	16,864	—
Net cash provided by operating activities	3,834	55,298
Cash flows from investing activities:
Purchases of property, plant and equipment	(942)	(479)
Proceeds from sale of property, plant and equipment	12	677
Proceeds from distribution from an equity investee	178	713
Purchase of short-term investments	(81,075)	(52,000)
Sale of short-term investments	65,703	—
Proceeds from sale of Cellular business	5,666	—
Purchase of patent	(150)	—
(Purchase of)/adjustments related to acquired business	(13,631)	71
Cash used in discontinued operations	(43)	—
Net cash used in investing activities	(24,282)	(51,018)
Cash flows from financing activities:
Borrowings from bank obligations	452	654
Repayments on bank obligations	(4,098)	(114)
Principal payments on capital lease obligation	(17)	(37)
Proceeds from exercise of stock options and warrants	108	—
Principal payments on debt	(672)	(383)
Tax benefit on stock options exercised	4	—
Repurchase of Class A Common Stock	—	(2,308)
Cash used in discontinued operations	(88)	—
Net cash used in financing activities	(4,311)	(2,188)
Effect of exchange rate changes on cash	(26)	24
Net (decrease) increase in cash and cash equivalents	(24,785)	2,116
Cash and cash equivalents at beginning of period	43,409	14,164
Cash and cash equivalents at end of period	$18,624	$16,280

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2005 and 2006

(Dollars in thousands, except share and per share data)
(unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements of Audiovox Corporation and subsidiaries (‘‘Audiovox’’ or the ‘‘Company’’) were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended November 30, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, accrued sales incentives and warranty reserves. A summary of the Company's significant accounting policies are identified in Note 1 of the Consolidated Financial Statements included in the Company's fiscal 2005 Annual Report on Form 10-K. There have been no changes to the Company's significant accounting policies subsequent to November 30, 2005, except as discussed in Note 2.

The Company has one reportable segment, the Electronics Group, which is organized by product category. The Electronics Group consists of four wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc. and Audiovox German Holdings GmbH and one majority-owned subsidiary: Audiovox Venezuela, C.A. and markets products under the Audiovox® and other brand names.

In February 2006, the Company changed its fiscal year end from November 30th to February 28th. Accordingly, the Company is reporting unaudited operating results for the three month period from December 1, 2005 through February 28, 2006 as part of this transition report. The Company’s subsequent fiscal year begins March 1, 2006 and ends on February 28, 2007.

For the three months ended February 28, 2005, the Company revised the operating, investing and financing activities of cash flows attributed to discontinued operations, to conform to the appropriate presentation, whereas in the prior periods it was reported on a combined basis as a single line within operating activities.

(2)	Accounting for Stock-Based Compensation

The Company has a long term incentive stock option plan, which is more fully described in Note 11 of the Company’s fiscal 2005 Annual Report on Form 10-K, that provides for the grant to eligible employees and non-employee directors incentive stock options and non- qualified stock options to purchase shares of the Company’s Class A Common Stock. There were no significant changes to long term incentive options outstanding since November 30, 2005 as no options were granted or exercised during the three months ended February 28, 2006.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2005 and 2006

Prior to December 1, 2005, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations while disclosing pro-forma net income and pro-forma net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. The Company issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant. No compensation expense was recognized in the consolidated statements of operations through November 30, 2005.

Effective December 1, 2005, the Company adopted SFAS No. 123(R), ‘‘Share-Based Payment (‘‘SFAS 123R’’).’’ SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of December 1, 2005 were fully vested, there was no compensation expense recognized for those options in the consolidated statement of operations for the three months ended February 28, 2006. The Company plans to estimate the valuation of future stock based compensation using a Black-Scholes option pricing formula. SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended February 28, 2005, this new treatment resulted in increased cash flows from financing activities of $4, which reduced cash flows from operating activities by the same amount.

The following table illustrates the effect on net income per common share for the three months ended February 28, 2005 as if the Company had consistently measured the compensation cost for stock option programs under the fair value method adopted on December 1, 2005:

Three Months Ended February 28, 2005
Net loss:
As reported	$(1,205)
Stock based compensation expense	(44)
Pro-forma	$(1,249)
Net loss per common share (basic):
As reported	$(0.05)
Pro-forma	$(0.06)
Net loss per common share (diluted):
As reported	$(0.05)
Pro-forma	$(0.06)

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2005 and 2006

(3)	Discontinued Operations

On February 25, 2005, the Company entered into a plan to discontinue ownership of the Company’s majority owned subsidiary, Audiovox Malaysia (‘‘AVM’’) due to increased competition from non local OEM's and deteriorating credit quality of local customers. As a result of the intended sale of AVM, the Company compared the carrying value of AVM’s assets on the Company's consolidated balance sheet to their estimated fair value at February 28, 2005. As a result of this review, the Company recorded an impairment charge of $408 within discontinued operations for the three months ended February 28, 2005 as the carrying value of AVM’s assets exceeded their estimated fair value. The Company completed the sale of AVM on November 7, 2005.

The following is a summary of financial results included within discontinued operations:

	Three Months Ended February 28,
	2005	2006
Net sales from discontinued operations	$714	$—
Loss from discontinued operations before income taxes	(694)	(281)
Recovery of income taxes	41	97
Net loss from discontinued operations	$(653)	$(184)

The net loss from discontinued operations for the three months ended February 28, 2006 is primarily due to legal and related costs associated with contingencies pertaining to the Company’s discontinued Cellular business (see Note 16).

(4)	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended February 28,
	2005	2006
Weighted-average common shares outstanding (denominator for net income (loss) per common share, basic)	22,051,443	22,526,497
Effect of dilutive securities:
Stock options and warrants	—	240,096
Weighted-average common shares and potential common shares outstanding (denominator for net income (loss) per common share, diluted)	22,051,443	22,766,593

Stock options and warrants totaling 2,571,155 for the three months ended February 28, 2005 were not included in the net loss per diluted share calculation because these options and warrants were anti-dilutive. Stock options and warrants totaling 1,028,000 for the three months ended February 28, 2006 were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during the period.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2005 and 2006

(5)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $2,308 and $608 at November 30, 2005 and February 28, 2006, respectively, includes the net accumulated unrealized ( loss) gain on the Company’s available-for-sale investment securities of ($1,106) and $331 at November 30, 2005 and February 28, 2006, respectively, and foreign currency translation losses of $1,202 and $939 at November 30, 2005 and February 28, 2006, respectively.

The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended February 28
	2005	2006
Net (loss) income	$(1,205)	$183
Other comprehensive (loss) income:
Foreign currency translation adjustments	(263)	263
Unrealized holding (loss) gain on available-for-sale investment securities arising during the period, net of tax	(134)	1,437
Other comprehensive (loss) income, net of tax	(397)	1,700
Total comprehensive (loss) income	$(1,602)	$1,883

The change in the net unrealized holding (loss) gain arising during the periods presented above are net of tax (benefits) provisions of ($82) and $881 for the three months ended February 28, 2005 and 2006, respectively. February 28, 2005 and 2006

(6)	Supplemental Cash Flow Information/Changes in Stockholders Equity

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended February 28,
	2005	2006
Cash paid (refunded) during the period:
Interest (excluding bank charges)	$824	$495
Income taxes (net of refunds)	$27,929	$(2,116)

During the three months ended February 28, 2006, the Company purchased 168,800 shares of treasury stock for $2,308.

Non-Cash Transactions

During the three months ended February 28, 2005 and 2006, the Company recorded a non-cash compensation charge (benefit) of $285 and $(115), respectively, related to the rights under the call/put options previously granted to certain employees of Audiovox German Holdings GmbH (‘‘Audiovox Germany’’).

(7)	Business Acquisition

On January 4, 2005, the Company, entered into an asset purchase agreement to purchase certain assets of Terk Technologies Corp. (‘‘Terk’’) for a total purchase price of $15,274, as adjusted. The purchase price was subject to a working capital adjustment based on the working capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. No amount has been recorded with respect to the debentures and any amount paid under the debentures would be recorded as additional goodwill. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to increase the Company’s market share for satellite radio products as well as accessories for antennas and HDTV products.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2005 and 2006

The following unaudited pro-forma financial information for the three months ended February 28, 2005 represents the combined results of the Company's operations and Terk as if the Terk acquisition had occurred at the beginning of fiscal 2005. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred on December 1, 2004.

Three Months Ended February 28, 2005
(unaudited)
Net sales	$119,814
Net loss	$(1,282)
Net loss per share-diluted	$(0.06)

(8)	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

Balance at November 30, 2005	$16,138
Adjustment to Terk purchase price	(71)
Balance at February 28, 2006	$16,067

At November 30, 2005, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$150	$15	$135
Trademarks/Tradenames not subject to amortization	10,042	—	10,042
Contract subject to amortization	1,104	221	883
Total	$11,296	$236	$11,060

At February 28, 2006, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$150	$18	$132
Trademarks/Tradenames not subject to amortization	10,042	—	10,042
Contract subject to amortization	1,104	276	828
Total	$11,296	$294	$11,002

The Company recorded amortization expense of $4 and $58 for the three months ended February 28, 2005 and 2006, respectively. The estimated aggregate amortization expense for the cumulative five years ending February 28, 2011 amounts to $903.

(9)	Equity Investments

As of November 30, 2005 and February 28, 2006, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. (‘‘ASA’’) which acts as a distributor to specialized markets for specialized vehicles, such as RV's and van conversions, of televisions and other automotive sound, security and accessory products.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2005 and 2006

	November 30, 2005	February 28, 2006
Current assets	$24,526	$24,007
Non-current assets	4,359	4,339
Current liabilities	4,739	4,678
Members' equity	24,146	23,668
	Three Months Ended February 28,
	2005	2006
Net sales	$10,868	$11,421
Gross profit	3,261	3,709
Operating income	493	778
Net income	682	948

The Company's share of income from ASA for the three months ended February 28, 2005 and 2006, was $341 and $474, respectively. In addition, the Company received distributions from ASA totaling $713 during the three months ended February 28, 2006, which was recorded as a reduction to equity investments on the accompanying consolidated balance sheet.

(10)	Bliss-tel Initial Public Offering

On December 13, 2004, Bliss-tel Public Company Limited (‘‘Bliss-tel’’), issued 230,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owns 30,000,000 shares (or approximately 13%) of Bliss-tel’s outstanding stock. Beginning in the quarter ended February 28, 2005, the Company accounted for the Bliss-tel investment as a trading security in accordance with FASB Statement No. 115 ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ whereby the unrealized holding gains and losses of Bliss-tel stock were included in earnings. As a result of this transaction, the Company recorded a net gain of $2,516 for the three months ended February 28, 2005, which is included in other income on the accompanying consolidated statement of operations.

The Company re-characterized the Bliss-tel investment to an available-for-sale security on September 1, 2005, as a result of a change in the Company’s strategy regarding selling the Bliss-tel stock as the Company was unable to find a buyer in the short term. Accordingly, beginning on September 1, 2005, the unrealized holding gains and losses on the Bliss-tel investment are included as a component of accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets.

(11)	Income Taxes

Interim period tax provisions are generally based upon an estimated annual effective tax rates per taxable entity, including evaluations of possible future events and transactions, and are subject to subsequent refinement or revision. When the Company is unable to estimate a part of its annual income or loss, or the related tax expense or benefit, the tax expense or benefit applicable to that item is reported in the interim period in which the income or loss occurs. For the three month transition period ended February 28, 2006, the Company’s tax provision is based upon actual tax rates per taxable entity.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2005 and 2006

A reconciliation of the benefit for income taxes from continuing operations computed at the Federal statutory rate to the reported benefit for income taxes is as follows:

	Three Months Ended February 28,
	2005		2006
Tax provision at Federal statutory rate	$(517)	(35.0)%	$(517)	(35.0)%
State income taxes, net of Federal benefit	(57)	(3.8)	40	2.8
Increase in valuation allowance for deferred tax assets	—	—	18	1.2
Net reversal of accruals primarily attributed to expiration of state statutory limits	—	—	(706)	(47.8)
Foreign tax rate differential	(87)	(5.9)	(89)	(6.0)
Settlements of foreign tax audits	—	—	(208)	(14.1)
Tax exempt interest	(193)	(13.1)	(384)	(26.0)
Permanent and other, net	(70)	(4.8)	3	—
	$(924)	(62.6)%	$(1,843)	(124.9)%

Permanent and other, net, is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The effective benefit rate for the three months ended February 28, 2006 was favorably impacted by $706 in tax accrual reductions due to the statue of limitations expiring for certain state tax examinations.

(12)	Accrued Sales Incentives

A summary of the activity with respect to the Company's sales incentives is provided below:

	Three Months Ended February 28,
	2005	2006
Opening balance	$7,584	$9,826
Accruals	3,860	3,526
Payments	(4,673)	(4,360)
Reversals for unearned sales incentive	(732)	—
Reversals for unclaimed sales incentives	(589)	(480)
Ending balance	$5,450	$8,512

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2005 and 2006

(13)	Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:

	Three Months Ended February 28,
	2005	2006
Opening balance	$11,794	$10,329
Liabilities accrued for warranties issued during the period	1,365	477
Warranty claims paid during the period	(1,765)	(859)
Ending balance	$11,394	$9,947

(14)	Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2005	February 28, 2006
Bank Obligations
Domestic bank obligation (a)	$—	$—
Venezuela bank obligations (b)	1,070	956
Euro Asset-Based lending obligation (c)	3,687	4,373
Total bank obligations	$4,757	$5,329
Debt
Euro term loan agreement (d)	$6,561	$6,282
Other (e)	1,153	1,013
Total debt	$7,714	$7,295

(a)	Domestic Bank Obligations

At February 28, 2006, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on May 31, 2006 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of November 30, 2005 and February 28, 2006, no direct amounts are outstanding under this agreement. At February 28, 2006, the Company had $8,635 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

(b)	Venezuela Bank Obligations

In October 2005, Audiovox Venezuela, the Company's majority owned subsidiary, entered into a credit facility borrowing arrangement which allows for principal borrowings up to $1,000 plus accrued interest. The facility requires minimum monthly interest payments at an annual interest rate of 13% until the expiration of the facility on August 20, 2006. Audiovox Corporation has secured this facility with a $1,000 standby letter of credit.

(c)	Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (‘‘ABL’’) (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 25, 2006 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2005 and 2006

purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is the three months Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of February 28, 2006, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

(d)	Euro Term Loan Agreement

On September 2, 2003, Audiovox Germany borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5 year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. Tranche B has been fully repaid. Payments under Tranche A are due in monthly installments and interest accrues at 2.75% over the Euribor rate. Any amount repaid may not be reborrowed. The term loan becomes immediately due and payable if a change of control occurs without permission of the financial institution. In April 2005, the maturity of the term loan was prolonged to August 30, 2010 with a pre-payment option.

Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox German Holdings GmbH and on all brands and trademarks of the Audiovox German Holdings Group. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards for Audiovox German Holdings. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings and/or call the loan. The short and long term amounts outstanding under this agreement were $1,357 and $5,204, respectively, at November 30, 2005 and $1,371and $4,911, respectively, at February 28, 2006.

(e)	Other Debt

This amount represents a call put option owed to certain employees of Audiovox Germany in the amount of $1,153 and $1,013 at November 30, 2005 and February 28, 2006, respectively.

(15)	Other Income

Other income iscomprised of the following:

	Three Months Ended February 28,
	2005	2006
Bliss-tel (note 10)	$2,516	$—
Interest income	863	1,108
Rental income	153	143
Royalties and other	1,073	518
Total – Other, net	$4,605	$1,769

(16)	Contingencies

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2005 and 2006

During fiscal 2005, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments pursuant to which Audiovox and Audiovox Communications Corp. (‘‘ACC’’) executives were paid from the net proceeds of the fiscal 2004 sale of certain assets of ACC to UTStarcom, Inc. ("UTSI") (b) disgorgement to ACC of $16,000 paid to Philip Christopher (ACC's former Chief Executive Officer) pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4,000 paid to Philip Christopher as compensation for termnation of his Employment Agreement and Award Agreement with ACC, d) disgorgement to ACC of $1,916 paid to John Shalam pursuant to an Award Agreement with ACC, and (e) recovery by ACC of $5,000 in severance payments distributed by Philip Christopher to ACC's former employees. Defendants filed a motion to dismiss the complaint, which was withdrawn. The Company understands that the individual defendants intend to vigorously defend this matter; however, no assurances regarding the outcome of this matter can be given at this point in the litigation. The Company anticipates that defense costs, in excess of any applicable retention, will be covered by the Company's insurance policies. Any damages recovered by plaintiffs will be paid to the Company. Accordingly, no estimated loss has been recorded for the aforementioned case.

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

During fiscal 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies (‘‘Respondents’’) before the American Arbitration Association. The matter was submitted to mediation and settled in fiscal 2005. The agreement provides for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership. In addition, the Company and Respondents will release all claims. As of November 30, 2005, $250 was paid to the Respondents and the remaining balance (which includes accrued interest), is included in restricted cash on the accompanying consolidated balance sheets. In April 2006, all pre-closing conditions were satisfied and the remaining balance in restricted cash was released. As such, this matter has been completed and the Company has full ownership of Audiovox Venezuela.

The products the Company sells are continually changing as a result of improved technology. As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by its suppliers or distributors, of third parties patents, trade secrets, trademarks or copyrights. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert managements attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company or pay material amounts of damages.

Under the asset purchase agreement for the sale of the Company’s Cellular business to UTSI, the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition and results of operation. The Company is not aware of any such claim(s) for indemnification.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2005 and 2006

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the three months ended February 28, 2005 compared to the three months ended February 28, 2006. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled ‘‘Liquidity and Capital Resources. We conclude this MD&A with a discussion of ‘‘Related Party Transactions’’ and ‘‘Recent Accounting Pronouncements’’.

In February 2006, we changed our fiscal year end from November 30th to February 28th. Accordingly, we are reporting unaudited operating results for the three month period from December 1 2005 through February 28, 2006 as part of this transition report. Our subsequent fiscal year begins March 1, 2006 and ends on February 28, 2007.

Business Overview

We operate through one reportable segment, the Electronics Group, which consists of four wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc. and Audiovox German Holdings GmbH and one majority-owned subsidiary: Audiovox Venezuela, C.A. and market our products under the Audiovox® brand name and other brand names, such as Jensen®, Pursuit®, Code-Alarm®, Car Link®, Movies 2 Go®, Magnate®, Mac Audio®, Heco®, Acoustic Research®, Advent®, Terk® and Phase Linear®, as well as private labels through a large domestic and international distribution network. Our products are broken down into two major categories: Mobile Electronics and Consumer Electronics.

Mobile Electronics products include:

•	mobile multi-media products, including in-dash, overhead, headrest and portable mobile video systems,

•	autosound products including radios, speakers, amplifiers and CD changers,

•	satellite radios including plug and play and direct connect models,

•	automotive security and remote start systems,

•	navigation systems,

•	rear observation and collision avoidance systems, and

•	automotive power accessories, including cruise control systems.

Consumer Electronics products include:

•	LCD and Plasma flat panel televisions,

•	home and portable stereos,

•	HDTV Antennas,

•	Two-way (GMRS) radios, digital multi-media product such as personal video recorders and MP3 products,

•	home speaker systems and home theater in a box,

•	portable DVD players,

•	hand-held portable GPS,

•	flat panel TV mounting systems, and

•	home electronic accessories such as cabling and performance enhancing electronics.

The Electronics Group is supported by the Administrative Services Group, which provides treasury, legal, human resources, management information, and corporate financial and accounting services to the Electronics Group, as well as management information services (‘‘MIS’’) to certain related and third party companies.

Critical Accounting Policies and Estimates

As disclosed in the Annual Report on Form 10-K for the fiscal year ended November 30, 2005, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable; inventory, goodwill and other intangible assets; warranties and income taxes. Since November 30, 2005, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them, except for the adoption of FAS 123(R), Share-Based Payment.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three months ended February 28, 2005 and 2006. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

Three Months Ended February 28, 2005 Compared to Three Months Ended February 28, 2006

Continuing Operations

The following tables set forth, for the periods indicated, certain statement of operations data for the three months ended February 28, 2005 and 2006.

Net Sales

	2005	2006	$ Change	% Change
Mobile Electronics	$74,678	$70,814	$(3,864)	(5.2)%
Consumer Electronics	41,302	32,236	(9,066)	(22.0)%
Total net sales	$115,980	$103,050	$(12,930)	(11.1)%

Mobile Electronics sales, which represented 68.7% of net sales, decreased primarily due to a decline in private label and select satellite radio product sales as a result of declining sales prices for satellite radio products as compared to the prior year. The decline in Mobile Electronics was partially offset by an increase in Jensen sales and sales generated from the Terk product line, which was acquired in January of 2005.

Consumer Electronics sales, which represented 31.3% of net sales, decreased as a result of a decline in DVD and LCD flat panel TV sales as a result of not entering into retail promotions, that were offered in fiscal 2005, because these promotions were not advantageous for overall profitability.

Sales incentive expense increased $507 to $3,046 for the three months ended February 28, 2006 as a result of a decline in reversals partially offset by a decline in sales. The decline in reversals is primarily due to a $732 decrease in reversals of unearned sales incentives as a result of offering less volume incentive rebate programs to large retailers during the three months ended February 28, 2006 as compared to the prior year. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	2005	2006
Gross profit	$16,071	$15,650
Gross margins	13.9%	15.2%

Gross margins increased to 15.2% for the three months ended February 28, 2006 as compared to 13.9% for the prior period. The increase in gross margins is primarily due to increased margins in the Jensen product line and mobile video category as a result of new product introductions. Gross margins were adversely impacted by increased freight costs as a result of higher energy prices and inventory provisions of $924 (0.8%) and $689 (0.7%) during the three months ended February 28, 2005 and 2006, respectively.

Furthermore, reversals of sales incentive expense favorably impacted gross margins by 1.1% and 0.5% during the three months ended February 28, 2005 and 2006, respectively.

Operating Expenses and Operating Income (Loss)

The following table presents the results of the Company separated by the Electronics and Corporate Administrative Groups.

	2005	2006	$ Change	% Change
Electronics: Selling	$6,949	$6,070	$(879)	(12.6)%
General and administrative	8,847	8,040	(807)	(9.1)
Engineering and technical support	1,468	1,468	—	—
Electronics operating expenses	17,264	15,578	(1,686)	(9.8)
Electronics operating (loss) income	(1,193)	72	1,265	106.0
Electronics other expense	(530)	(975)	445	84.0
Electronics pre-tax loss	(1,723)	(903)	(820)	(47.6)
Corporate: Administrative operating expenses	4,608	3,231	(1,377)	(30.0)
Administrative other income	4,855	2,658	(2,197)	(45.3)
Loss from continuing operations before income taxes	$(1,476)	$(1,476)	$—	—%

Consolidated operating expenses decreased $3,063, or 14.0%, for the three months ended February 28, 2006, as compared to 2005. As a percentage of net sales, operating expenses decreased to 18.3% for the three months ended February 28, 2006, from 18.9% in 2005.

Electronics selling expenses decreased during the three months ended February 28, 2006, due to a $722 decrease in commissions as a result of the decline in sales and changes in compensation programs related to commissionable sales.

Electronics general and administrative expenses decreased due to the following:

•	$418 decrease in office salaries as a result of a decline in headcount due to cost cutting initiatives.

•	$101 decrease in professional fees due to reduced legal costs necessary to protect patent rights.

•	$311 decrease in bad debt expense due to a decline in the accounts receivable balance and improved collectibility. The Company does not consider this to be trend in the overall accounts receivable.

The above decreases were partially offset by a $156 increase in depreciation due to renovations at a leased office building completed in the prior year.

The following is a summary of administrative operating expenses:

	2005	2006	$ Change	% Change
Advertising	$1,043	$734	$(289)	(27.7)%
Professional fees	1,185	1,001	(184)	(15.5)
Depreciation	311	347	36	11.6
Insurance	248	227	(21)	(8.5)
Officers’ salaries	242	236	(6)	(2.5)
Office salaries	1,189	947	(242)	(20.4)
Other	390	(281)	(671)	(172.1)
Total administrative operating expenses	$4,608	$3,231	$(1,377)	(29.9)%

The decrease in administrative operating expenses is primarily due to the following:

•	a decline in advertising as a result of reduced budgeted amounts for media print advertising.

•	professional fees decreased due to a decline in compliance costs for Sarbanes-Oxley Section 404.

•	a decline in officers and office salaries due to a decline in headcount and bonuses as a result of decreased earnings.

Other administrative operating expenses, which are mainly comprised of occupancy costs, employee benefits and allocations, decreased due to a decline in headcount and increased MIS billings for services performed in connection with a transition service agreement with UTSI.

Other Income (Expense)

	2005	2006	$ Change
Interest and bank charges	$(633)	$(560)	$73
Equity in income of equity investees	353	474	121
Other, net	4,605	1,769	(2,836)
Total other income, net	$4,325	$1,683	$(2,642)

Interest and bank charges decreased due to reductions in outstanding bank obligations and long term debt. Interest and bank charges represent expenses for debt and bank obligations of Audiovox Germany and Venezuela and interest for a capital lease.

Equity in income of equity investees increased due to increased equity income of ASA as a result of increased sales and gross margins in the Jensen Audio and Voyager product lines.

Other income declined due to a $2,516 unrealized gain recorded during the three months ended February 28, 2005 as a result of an initial public offering of Bliss-tel (a former equity investment) and decreased royalty income as a result of the decline in sales. This decline was partially offset by increased interest income of $244 due to increased short-term investment holdings and higher interest rates as compared to the prior year.

Benefit for Income Taxes

The effective tax rate for the three months ended February 28, 2006, was a tax benefit of 124.9% compared to 62.6% in the prior period. The increase in the effective tax benefit rate for 2006 was primarily due to a $706 accrual reversal related to the expiration of certain state statutory limits and an increase in tax exempt interest income earned on short-term investments during the three months ended February 28, 2006.

Loss from Discontinued Operations

The following is a summary of financial results included within discontinued operations:

	2005	2006
Net sales from discontinued operations	$714	$—
Loss from discontinued operations before income taxes	(694)	(281)
Recovery of income taxes	41	97
Loss from discontinued operations	$(653)	$(184)

Included in loss from discontinued operations for the three months ended February 28, 2005 is an impairment charge of $408 for Audiovox Malaysia, which was sold on November 7, 2005. The loss from discontinued operations for the three months ended February 28, 2006 is primarily due to legal and related costs associated with contingencies pertaining to the Company’s discontinued Cellular business.

Net (Loss) Income

Net loss for the three months ended February 28, 2005 was $1,205 compared to net income of $183 in 2006. Loss per share for the three months ended February 28, 2005 was $0.05 (basic and diluted) as compared to income per share of 0.01 (basic and diluted) for 2006. Net (loss) income was favorably impacted by sales incentive reversals of $1,321 and $480 for the three months ended February 28, 2005 and 2006, respectively.

We believe the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales, discretionary consumer spending and general economic conditions. Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2006, we had working capital of $340,564, which includes cash and short-term investments of $177,079 compared with working capital of $340,088 at November 30, 2005, which includes cash and cash equivalents and short-term investments of $122,930. The increase in short-term investments is primarily due to the collection of accounts receivable and reduction in inventory purchases. We plan to utilize our current cash position as well as collections from accounts receivable to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

As of February 28, 2006, we have a credit line to fund the temporary short-term working capital needs of the Company. This line expires on May 31, 2006 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (‘‘ABL’’) credit facility which expires on October 25, 2006 and is renewable on an annual basis.

Operating activities provided cash of $55,298 for the three months ended February 28, 2006 compared to cash provided of $3,834 in 2005. The increase in cash provided by operating activities as compared to the prior year is primarily due to the collection of accounts receivable, decreased inventory purchases and a decline in income tax payments.

The following significant fluctuations in the balance sheets impacted cash flow from operations:

•	Cash flows from operating activities for the three months ended February 28, 2006 were favorably impacted by a decrease in accounts receivable primarily from collections. Accounts receivable turnover approximated 4.8 during for the three months ended February 28, 2006 compared to 4.6 in the the prior year.

•	Cash flow from operations were favorably impacted by a decrease in inventory due to a decline in purchasing and improved buying programs. Inventory turnover approximated 3.1 during the three months ended February 28, 2006 compared to 3.0 in the prior year.

•	In addition, cash flow from operating activities for the three months ended February 28, 2006 was impacted by a decrease in accounts payable and accrued expenses, primarily from payments made to inventory vendors. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases and amount of inventory on hand.

Investing activities used $51,018 during the three months ended February 28, 2006, primarily due to the purchase of short-term investments. The usage of cash from investing activities was partially offset by a distribution received from an equity investee. Investing activities used cash of $24,282 during the three months ended February 28, 2005, primarily due to the acquisition of Terk and purchase (net of sales) of short-term investments.

Financing activities used $2,188 during the three months ended February 28, 2006, primarily from the purchase of treasury stock and payment of debt. Financing activities for the three months ended February 28, 2005 used cash of $4,311 mainly due to payments of bank obligations, which were acquired in connection with the Terk acquisition.

Certain contractual cash obligations and other commercial commitments which will impact our short and long-term liquidity. At February 28, 2006, such obligations and commitments are as follows:

	Payments Due By Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligation (1)	$12,388	$563	$1,154	$1,148	$9,523
Operating leases (2)	10,222	3,147	4,911	2,130	34
Total contractual cash obligations	$22,610	$3,710	$6,065	$3,278	$9,557

	Amount of Commitment Expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Lines of credit (3)	$5,329	$5,329	—	—	—
Stand-by letters of credit (4)	2,035	2,035
Commercial letters of credit (4)	6,795	6,795
Debt (5)	7,295	1,371	3,819	2,105	—
Unconditional purchase obligations (6)	48,967	48,967	—	—	—
Total commercial commitments	$70,421	$64,497	$3,819	$2,105	—

(1)	Represents total payments due under a capital lease obligation which has a current and long term principal balance of $72 and $5,892, respectively at February 28, 2006.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the German factoring agreement and Venezuela bank obligation at February 28, 2006.

(4)	Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers. We also issue standby letters of credit to secure certain bank obligations and insurance requirements.

(5)	Represents amounts outstanding under a loan agreement for Audiovox Germany. This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.

(6)	Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

We regularly review our cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transaction may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004, we entered into an agreement to sub-lease the building to UTSI for monthly payments of $46 until November 1, 2009. We also lease another facility from our principal stockholder. Total lease payments required under the leases for the five-year period ending February 28, 2011 are $4,510.

Recent Accounting Pronouncements

Prior to December 1, 2005, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations while disclosing pro-forma net income and pro-forma net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards (‘‘SFAS 123R’’) No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. The Company issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, no compensation expense was recognized in the consolidated statements of operations through November 30, 2005.

Effective December 1, 2005, the Company adopted SFAS No. 123(R), ‘‘Share-Based Payment (‘‘SFAS 123R’’).’’ SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of December 1, 2005 were fully vested, there was no compensation expense recognized for those options in the consolidated statement of operations for the three months ended February 28, 2006. The Company plans to estimate the valuation of future stock based compensation using a Black-Scholes option pricing formula SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended

February 28, 2005, this new treatment resulted in increased cash flows from financing activities of $4, which reduced cash flows from operating activities by the same amount.

The following table illustrates the effect on net loss per common share for the three months ended February 28, 2005 as if the Company had consistently measured the compensation cost for stock option programs under the fair value method adopted on December 1, 2005:

Three Months Ended February 28, 2005
Net loss:
As reported	$(1,205)
Stock based compensation expense	(44)
Pro-forma	$(1,249)
Net loss per common share (basic):
As reported	$(0.05)
Pro-forma	$(0.06)
Net loss per common share (diluted):
As reported	$(0.05)
Pro-forma	$(0.06)

Forward-Looking Statements

Except for historical information contained herein, statements made in this Transition Report on Form 10-Q that would constitute forward-looking statements may involve certain risks such as our ability to keep pace with technological advances, significant competition in the mobile and consumer electronics businesses, quality and consumer acceptance of newly-introduced products, our relationships with key suppliers and customers, market volatility, non-availability of product, excess inventory, price and product competition, new product introductions, the dependency on key executives, the uncertain economic and political climate in the United States and throughout the rest of the world and the potential that such climate may deteriorate further and other risks detailed in our Form 10-K for the fiscal year ended November 30, 2005. These factors, among others, may cause actual results to differ materially from the results suggested in the forward-looking statements. Forward-looking statements include statements relating to, among other things:

•	growth trends in the mobile and consumer electronic businesses

•	technological and market developments in the mobile and consumer electronics businesses liquidity

•	availability of key employees

•	expansion into international markets

•	the availability of new mobile and consumer and mobile electronic products

These forward-looking statements are subject to numerous risks, uncertainties and assumptions including, among other things:

•	the ability to keep pace with technological advances

•	impact of future selling prices on profitability and inventory carrying value

•	significant competition in the mobile and consumer electronics businesses

•	quality and consumer acceptance of newly introduced products

•	relationships with key suppliers

•	relationships with key customers

•	possible increases in warranty expense

•	changes in the business operations

•	foreign currency risks

•	political instability

•	changes in U.S. federal, state and local and foreign laws

•	changes in regulations and tariffs

•	seasonality and cyclicality

•	inventory obsolescence and availability

•	changes in global or local economic conditions

•	investments and pursuit of acquisitions

•	diversification of our business

•	contingent liabilities

•	litigation from intellectual property rights

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

Marketable securities at February 28, 2006, which are recorded at fair value of $14,709, include an unrealized gain of $331, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1,471 as of February 28, 2006. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates from investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. Under our current policy, we do not use interest rate derivative instruments to manage exposure to interest rate changes. In addition, our bank loans expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of our bank loans are not significantly affected by changes in market interest rates.

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At February 28, 2006, we had translation exposure to various foreign currencies with the most significant being the Euro, Thailand baht and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of February 28, 2006 amounts to $3,055. Actual results may differ.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective at the ‘‘reasonable assurance’’ level.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month transition period ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 16 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding legal proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury Stock/Share Repurchase Program

In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program"). As of February 28, 2006, the cumulative total of acquired shares pursuant to the program was 1,388,552 reducing the remaining authorized share repurchase balance to 174,448. During the three months ended February 28, 2006, we purchased 168,800 shares for $2,308 as outlined in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
As of November 30, 2005	—	$8.63	1,219,752	343,248
December 2005 purchases	26,600	$13.81	1,246,352	316,648
January 2006 purchases	—	—	—	—
February 2006 purchases	142,200	$13.65	1,388,552	174,448
Total purchases	168,800

(1)	Prior to the purchases during the three months ended February 28, 2006, we had 1,219,752 shares of treasury stock purchased as part of a publicly announced program. As of February 28, 2006, we had 1,388,552 shares of treasury stock with an average paid price per share of $9.24.

ITEM 6.    EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOVOX CORPORATION
	By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle President and Chief Executive Officer
Dated: April 10, 2006
	By:	/s/ Charles M. Stoehr
Charles M. Stoehr Senior Vice President and Chief Financial Officer