Form 10-Q
period 2006-05-31
AUDIOVOX CORP
filed 2006-07-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2006.

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

Large accelerated filer            Accelerated filer            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No

Number of shares of each class of the registrant's Common Stock outstanding as of the latest practicable date.

Class	As of July 6, 2006
Class A Common Stock	20,108,394 Shares
Class B Common Stock	2,260,954 Shares

AUDIOVOX CORPORATION

I N D E X

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	February 28, 2006	May 31, 2006
Assets
Current assets:
Cash and cash equivalents	$16,280	$7,825
Restricted cash	1,488	—
Short-term investments	160,799	186,415
Accounts receivable, net	88,671	85,460
Inventory	96,150	91,797
Receivables from vendors	9,830	6,227
Prepaid expenses and other current assets	6,023	8,380
Deferred income taxes	8,218	8,218
Total current assets	387,459	394,322
Investment securities	14,709	14,148
Equity investments	11,834	12,045
Property, plant and equipment, net	18,799	18,455
Excess cost over fair value of assets acquired	16,067	17,514
Intangible assets	11,002	11,389
Deferred income taxes	3,989	4,228
Other assets	2,153	904
Total assets	$466,012	$473,005

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
(In thousands, except share data)
(unaudited)

	February 28, 2006	May 31, 2006
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,776	$20,087
Accrued expenses and other current liabilities	17,907	17,502
Accrued sales incentives	8,512	6,945
Income taxes payable	—	1,592
Bank obligations	5,329	4,329
Current portion of long-term debt	1,371	1,483
Total current liabilities	46,895	51,938
Long-term debt	5,924	6,064
Capital lease obligation	5,892	5,865
Deferred compensation	6,569	6,615
Total liabilities	65,280	70,482
Commitments and contingencies
Stockholders' equity:
Preferred stock, $50 par value; 50,000 shares authorized, issued and outstanding, liquidation preference of $2,500	2,500	2,500
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 21,520,346 shares issued, 20,131,794 and 20,108,394 share outstanding at February 28, 2006 and May 31, 2006, repsectively	215	215
Class B, $.01 par value; convertible 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	263,008	263,008
Retained earnings	148,427	149,949
Accumulated other comprehensive loss	(608)	(31)
Treasury stock, at cost, 1,388,552 and 1,411,952 shares of Class A common stock at February 28, 2006 and May 31, 2006, respectively	(12,832)	(13,140)
Total stockholders' equity	400,732	402,523
Total liabilities and stockholders' equity	$466,012	$473,005

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended May 31, 2005 and 2006
(In thousands, except share and per share data)
(unaudited)

	2005	2006
Net sales	$144,509	$111,299
Cost of sales	121,710	91,200
Gross profit	22,799	20,099
Operating expenses:
Selling	8,315	7,061
General and administrative	12,129	11,325
Engineering and technical support	1,771	1,765
Total operating expenses	22,215	20,151
Operating income (loss)	584	(52)
Other income (expense):
Interest and bank charges	(738)	(560)
Equity in income of equity investees	743	948
Other, net	3,020	1,921
Total other income, net	3,025	2,309
Income from continuing operations before income taxes	3,609	2,257
Income tax (benefit) expense	(2,153)	475
Net income from continuing operations	5,762	1,782
Net loss from discontinued operations, net of tax	(135)	(260)
Net income	$5,627	$1,522
Net income per common share (basic):
Net income from continuing operations	$0.26	$0.08
Net loss from discontinued operations	—	(0.01)
Net income per common share (basic)	$0.26	$0.07
Net income per common share (diluted):
Net income from continuing operations	$0.26	$0.08
Net loss from discontinued operations	(0.01)	(0.01)
Net income per common share (diluted)	$0.25	$0.07
Weighted-average common shares outstanding (basic)	22,058,130	22,369,348
Weighted-average common shares outstanding (diluted)	22,374,225	22,548,039

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended May 31, 2005 and 2006
(In thousands)
(unaudited)

	2005	2006
	(revised)
Cash flows from operating activities:
Net income	$5,627	$1,522
Net loss from discontinued operations	135	260
Net income from continuing operations	5,762	1,782
Adjustments to reconcile net income to net cash (used in) provided by continuing operating activities:
Depreciation and amortization	839	981
Bad debt expense (recovery)	324	(104)
Equity in income of equity investees	(743)	(948)
Deferred income tax expense	992	—
Non-cash compensation adjustment	127	131
Unrealized gain on trading security	(1,905)	—
Tax benefit on stock options exercised	29
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(12,758)	4,420
Inventory	407	5,024
Receivables from vendors	(2,331)	3,625
Prepaid expenses and other	1,510	(1,266)
Investment securities-trading	126	(69)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(1,837)	3,993
Income taxes payable	(4,995)	1,762
Changes in assets and liabilities of discontinued operations	83	—
Net cash (used in) provided by operating activities	(14,370)	19,331
Cash flows from investing activities:
Purchases of property, plant and equipment	(668)	(421)
Proceeds from sale of property, plant and equipment	4	—
Proceeds from distribution from an equity investee	256	737
Purchase of short-term investments	(26,000)	(38,605)
Proceeds from sale of short-term investments	33,977	13,000
Purchase of patents	—	(475)
Proceeds from sale of Cellular business	11,070	—
Escrow payment for purchase of minority interest	(1,702)	—
Adjustment related to purchase of acquired business	(1,898)	—
Cash provided by discontinued operations	16	—
Net cash provided by (used in) investing activities	15,055	(25,764)
Cash flows from financing activities:
Repayments on bank obligations	(932)	(1,314)
Principal payments on capital lease obligation	(17)	(21)
Proceeds from exercise of stock options and warrants	77	—
Principal payments on debt	(517)	(464)
Repurchase of Class A common stock	—	(308)
Cash used in discontinued operations	(456)	—
Net cash used in financing activities	(1,845)	(2,107)
Effect of exchange rate changes on cash	(226)	85
Net decrease in cash and cash equivalents	(1,386)	(8,455)
Cash and cash equivalents at beginning of period	18,624	16,280
Cash and cash equivalents at end of period	$17,238	$7,825

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2006

(Dollars in thousands, except share and per share data)
(unaudited)

(1)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Audiovox Corporation and subsidiaries (‘‘Audiovox’’ or the ‘‘Company’’) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended November 30, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, accrued sales incentives and warranty reserves. A summary of the Company's significant accounting policies is identified in Note 1 of the Consolidated Financial Statements of the Company's Form 10-K for the year ended November 30, 2005. There have been no changes to the Company's significant accounting policies subsequent to November 30, 2005, except as discussed in Note 2 below.

The Company has one reportable segment, the Electronics Group, which is organized by product category. The Electronics Group consists of five wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc., Audiovox German Holdings GmbH and Audiovox Venezuela, C.A. and market our products under the Audiovox® and other brand names. Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

In February 2006, the Company changed its fiscal year end from November 30th to February 28th. The Company’s current fiscal year began March 1, 2006 and ends on February 28, 2007. This first quarterly report on Form 10-Q supplements the transition report on Form 10-Q for the three month transition period ended February 28, 2006 that was previously filed with the Securities and Exchange Commission and compares the financial position as of May 31, 2006 to February 28, 2006 and the results of operations for the three months ended May 31, 2006 of the fiscal year ending February 28, 2007 with the results of operations for the three months ended May 31, 2005 from the fiscal year ended November 30, 2005.

For the three months ended May 31, 2005, the Company revised the operating, investing and financing activities of cash flows attributed to discontinued operations, to conform to the appropriate presentation, whereas in the prior periods it was reported on a combined basis as a single line within operating activities.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2006

(2)	Accounting for Stock-Based Compensation

The Company has a long term incentive stock option plan, which is more fully described in Note 11 of the Company’s Form 10-K for the fiscal year ended November 30, 2005, that provides for the grant to eligible employees and non-employee directors incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Common Stock. There were no significant changes to the Company’s long term incentive options outstanding since November 30, 2005 as no options were granted or exercised during the transition period ended February 28, 2006 or the three months ended May 31, 2006.

Prior to December 1, 2005, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees, (‘‘APB No. 25’’)’’ and related interpretations while disclosing pro-forma net income and pro-forma net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation (‘‘SFAS No. 123’’).’’ Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. The Company issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant. No compensation expense relating to the grant of such incentive options was recognized in the consolidated statements of operations through November 30, 2005.

Effective December 1, 2005, the Company adopted SFAS No. 123(R), ‘‘Share-Based Payment (‘‘SFAS 123(R)’’).’’ SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant and be recognized as an expense over the requisite service period. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of December 1, 2005 were fully vested and exercisable, there was no compensation expense recognized for those options in the consolidated statement of operations for the three months ended May 31, 2006. The Company plans to estimate the valuation of future stock based compensation using a Black-Scholes option pricing formula. SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing activities instead of operating activities on a prospective basis.

If the Company had consistently measured the compensation cost for stock option programs under the fair value method adopted on December 1, 2005, there would be no effect on net income for the three months ended May 31, 2005 as all options were fully vested and exercisable prior to March 1, 2005.

On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, ‘‘Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards’’, which provides an alternative (and simplified ) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R). Among other things, Staff Position No. 123(R)-3 also provides guidance on how to present excess tax benefits in statements of cash flows when the alternative pool calculation is used. This new guidance became effective upon its issuance; however, companies can generally make a one-time election to adopt the transition method in Staff Position No. 123(R)-3 up to one year from the later of (i) initial adoption of SFAS No.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2006

123(R) or (ii) November 10, 2005. If a company elects to adopt the alternative method after it has already issued financial statements pursuant to the provisions of SFAS No. 123(R), such adoption would be considered a change in accounting principle. The Company continues to evaluate Staff Position No. 123(R)-3 and, accordingly, has not yet determined whether the alternative method will be utilized.

(3)	Discontinued Operations

On February 25, 2005, the Company entered into a plan to discontinue ownership of the Company’s majority owned subsidiary, Audiovox Malaysia (‘‘AVM’’) due to increased competition from non local OEM's and deteriorating credit quality of local customers. The Company completed the sale of AVM on November 7, 2005. The net loss from discontinued operations for the three months ended May 31, 2006 is primarily due to legal and related costs associated with contingencies pertaining to the Company’s discontinued Cellular business (see Note 16).

The following is a summary of financial results included within discontinued operations:

	Three Months Ended May 31,
	2005	2006
Net sales from discontinued operations	$743	$—
Loss from discontinued operations before income taxes	(176)	(329)
Recovery of income taxes	41	69
Net loss from discontinued operations	$(135)	$(260)

(4)	Net Income Per Common Share

Basic net income per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended May 31,
	2005	2006
Weighted-average common shares outstanding (denominator for net income per common share, basic)	22,058,130	22,369,348
Effect of dilutive securities:
Stock options and warrants	316,095	178,691
Weighted-average common shares and potential common shares outstanding (denominator for net income per common share, diluted)	22,374,225	22,548,039

Stock options and warrants totaling 1,442,800 and 1,315,422 for the three months ended May 31, 2005 and May 31, 2006, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during the period.

(5)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $608 and $31 at February 28, 2006 and May 31, 2006, respectively, includes the net accumulated unrealized gain (loss) on the Company’s

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2006

available-for-sale investment securities of $331 and $(60) at February 28, 2006 and May 31, 2006, respectively, and foreign currency translation (loss) gain of $(939) and $29 at February 28, 2006 and May 31, 2006, respectively.

The Company’s total comprehensive income was as follows:

	Three Months Ended May 31,
	2005	2006
Net income	$5,627	$1,522
Other comprehensive (loss) income:
Foreign currency translation adjustments	(938)	968
Unrealized holding loss on available-for-sale investment securities arising during the period, net of tax	(312)	(391)
Other comprehensive (loss) income, net of tax	(1,250)	577
Total comprehensive income	$4,377	$2,099

The changes in the net unrealized holding loss arising during the periods presented above are net of tax benefits of $191 and $240 for the three months ended May 31, 2005 and 2006, respectively.

(6)	Supplemental Cash Flow Information/Changes in Stockholders’ Equity

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended May 31,
	2005	2006
Cash paid during the period:
Interest (excluding bank charges)	$159	$498
Income taxes (net of refunds)	$1,970	$152

During the three months ended May 31, 2006, the Company purchased 23,400 shares of treasury stock for $308.

Non-Cash Transactions

During the three months ended May 31, 2005 and 2006, the Company recorded a non-cash compensation charge of $127 and $131, respectively, related to the rights under call/put options previously granted to certain employees of Audiovox German Holdings GmbH (‘‘Audiovox Germany’’).

During the three months ended May 31, 2006, the Company released its restricted cash balance for the purchase of Audiovox Venezuela’s minority interest (see Note 16).

(7)	Business Acquisition

On January 4, 2005, the Company entered into an asset purchase agreement to purchase certain assets of Terk Technologies Corp. (‘‘Terk’’) for a total purchase price of $15,274, as adjusted. The purchase price was subject to a working capital adjustment based on the working capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. No amount has been recorded with respect to the debentures and any amount paid under the debentures would be recorded as additional goodwill. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to increase the Company’s market share for satellite radio products as well as accessories for antennas and HDTV products.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2006

(8)	Goodwill and Other Intangible Assets

The change in goodwill is as follows:

Balance at February 28, 2006	$16,067
Purchase of Venezuela minority interest (see Note 16)	1,447
Balance at May 31, 2006	$17,514

At February 28, 2006, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$150	$18	$132
Trademarks/Tradenames not subject to amortization	10,042	—	10,042
Contract subject to amortization	1,104	276	828
Total	$11,296	$294	$11,002

At May 31, 2006, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$625	$51	$574
Trademarks/Tradenames not subject to amortization	10,042	—	10,042
Contract subject to amortization	1,104	331	773
Total	$11,771	$382	$11,389

During the three months ended May 31, 2006, the Company purchased $475 of patents subject to amortization with estimated useful lives ranging from twenty-four to fourty-five months.

The Company recorded amortization expense of $4 and $88 for the three months ended May 31, 2005 and 2006, respectively. The estimated aggregate amortization expense for the cumulative five years ending May 31, 2011 amounts to $1,294.

(9)	Equity Investments

As of February 28, 2006 and May 31, 2006, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. (‘‘ASA’’) which acts as a distributor to specialized markets for specialized vehicles, such as RV's and van conversions, of televisions and other automotive sound, security and accessory products.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	February 28, 2006	May 31, 2006
Current assets	$24,007	$25,383
Non-current assets	4,339	4,372
Current liabilities	4,678	5,665
Members' equity	23,668	24,090

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2006

	Three Months Ended May 31,
	2005	2006
Net sales	$13,621	$15,884
Gross profit	4,232	4,902
Operating income	1,242	1,642
Net income	1,466	1,896

The Company's share of income from ASA for the three months ended May 31, 2005 and 2006, was $733 and $948, respectively. In addition, the Company received distributions from ASA totaling $737 during the three months ended May 31, 2006, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheet.

(10)	Bliss-tel Investment

On December 13, 2004, Bliss-tel Public Company Limited (‘‘Bliss-tel’’), issued 230,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owns 30,000,000 shares (or approximately 13%) of Bliss-tel’s outstanding stock. Beginning in the quarter ended February 28, 2005, the Company accounted for the Bliss-tel investment as a trading security in accordance with FASB Statement No. 115 ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ whereby the unrealized holding gains and losses of Bliss-tel stock were included in earnings. As a result of this transaction, the Company recorded a net gain of $1,858 for the three months ended May 31, 2005, which is included in other income on the accompanying consolidated statement of operations.

The Company re-characterized the Bliss-tel investment to an available-for-sale security on September 1, 2005, as a result of a change in the Company’s strategy regarding selling the Bliss-tel stock as the Company was unable to find a buyer in the short term. Accordingly, beginning on September 1, 2005, the unrealized holding gains and losses on the Bliss-tel investment are included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.

(11)	Income Taxes

Interim period tax provisions are generally based upon an estimated annual effective tax rate per taxable entity, including evaluations of possible future events and transactions, and are subject to subsequent refinement or revision. When the Company is unable to estimate a part of its annual income or loss, or the related tax expense or benefit, the tax expense or benefit applicable to that item is reported in the interim period in which the income or loss occurs. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The effective tax rate for the three months ended May 31, 2006 was a provision of 21.0% compared to a tax benefit of 59.7% in the prior year. The Company’s effective tax rate for the three months ended May 31, 2006 is less than the statutory rate as a result of tax exempt interest income earned on short term investments. The effective tax rate for the three months ended May 31, 2005 was favorably impacted by $3,307 in tax accrual reductions due to the completion of certain tax examinations for the years 1994 through 2000.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2006

(12)	Accrued Sales Incentives

A summary of the activity with respect to the Company's sales incentives is provided below:

	Three Months Ended May 31,
	2005	2006
Opening balance	$5,450	$8,512
Accruals	5,776 *	3,001
Payments and credits	(4,673)	(3,560)
Reversals for unearned sales incentive	—	(629)
Reversals for unclaimed sales incentives	(663)	(379)
Ending balance	$5,890	$6,945

*	Includes $1,255 of accrued sales incentives acquired from Terk (see Note 7).

(13)	Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:

	Three Months Ended May 31,
	2005	2006
Opening balance	$11,394	$9,947
Liabilities accrued for warranties issued during the period	1,108	1,382
Warranty claims paid during the period	(1,198)	(2,306)
Ending balance	$11,304	$9,023

(14)	Financing Arrangements

The Company has the following financing arrangements:

	February 28, 2006	May 31, 2006
Bank Obligations
Domestic bank obligation (a)	$—	$—
Venezuela bank obligations (b)	956	719
Euro Asset-Based lending obligation (c)	4,373	3,610
Total bank obligations	$5,329	$4,329
Debt
Euro term loan agreement (d)	$6,282	$6,429
Other (e)	1,013	1,118
Total debt	$7,295	$7,547

(a)	Domestic Bank Obligations

At May 31, 2006, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on November 30, 2006 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of February 28, 2006 and May 31, 2006, no direct amounts are outstanding under this agreement. At May 31, 2006, the Company had $18,579 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2006

(b)	Venezuela Bank Obligations

In October 2005, Audiovox Venezuela entered into a credit facility borrowing arrangement which allows for principal borrowings up to $1,000 plus accrued interest. The facility requires minimum monthly interest payments at an annual interest rate of 13% until the expiration of the facility on August 20, 2006. Audiovox Corporation has secured this facility with a $1,000 standby letter of credit.

(c)	Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (‘‘ABL’’) (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 25, 2006 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of May 31, 2006, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

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

Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox Germany on all brands and trademarks of Audiovox Germany. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings and/or call the loan. The short and long term amounts outstanding under this agreement were $1,371 and $4,911, respectively, at February 28, 2006 and $1,483 and $4,946, respectively, at May 31, 2006.

(e)	Other Debt

This amount represents a call put option owed to certain employees of Audiovox Germany.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2006

(15)	Other Income

Other income is comprised of the following:

	Three Months Ended May 31,
	2005	2006
Bliss-tel (see Note 10)	$1,858	$—
Interest income	1,014	1,588
Rental income	153	138
Royalties and other	(5)	195
Total-Other, net	$3,020	$1,921

(16)	Contingencies

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

During 2005, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments of $5,000 pursuant to which Audiovox and Audiovox Communications Corp. (‘‘ACC’’) executives were paid from the net proceeds of the sale of certain assets of ACC to UTStarcom, Inc. (‘‘UTSI’’) (b) disgorgement to ACC of $16,000 paid to Philip Christopher pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4,000 paid to Philip Christopher as compensation for termination of his Employment Agreement and Award Agreement with ACC and (d) disgorgement to ACC of $1,916 paid to John Shalam pursuant to an Award Agreement with ACC. Discovery for this case has commenced and trial is scheduled for October 2006. The Company understands that the individual defendants intend to vigorously defend this matter; however, no assurances regarding the outcome of this matter can be given at this point in the litigation. The Company anticipates that defense costs, in excess of any applicable retention, will be covered by the Company's insurance policies. Any damages recovered by plaintiffs will be paid to the Company. Accordingly, no estimated loss has been recorded for the aforementioned case.

Certain consolidated class actions transferred to a Multi-District Litigation Panel of the United States District Court of the District of Maryland against the Company and other suppliers, manufacturers and distributors of hand-held wireless telephones alleging damages relating to exposure to radio frequency radiation from hand-held wireless telephones are still pending. No assurances regarding the outcome of this matter can be given, as the Company is unable to assess the degree of probability of an unfavorable outcome or estimated loss or liability, if any. Accordingly, no estimated loss has been recorded for the aforementioned case.

During fiscal 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies (‘‘Respondents’’) before the American Arbitration Association. The matter was submitted to mediation and settled in fiscal 2005. The agreement provided for a payment (to be made upon

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2006

satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership. In addition, the Company and Respondents will release all claims. As of November 30, 2005, $250 was paid to the Respondents and the remaining balance (which includes accrued interest), was included in restricted cash on the accompanying consolidated balance sheets. In April 2006, all closing conditions were satisfied and the remaining balance in restricted cash was paid to the Respondents. This purchase of minority interest was recorded as goodwill on the accompanying consolidated balance sheet in accordance with FASB Statement 141 ‘‘Business Combinations’’ (see Note 8). As such, this matter has been completed and the Company has full ownership of Audiovox Venezuela.

The products the Company sells are continually changing as a result of improved technology. As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by its suppliers or distributors, of third parties patents, trade secrets, trademarks or copyrights. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company or pay material amounts of damages.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’) with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three months ended May 31, 2005 compared to the three months ended May 31, 2006. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled ‘‘Liquidity and Capital Resources.’’ We conclude this MD&A with a discussion of ‘‘Related Party Transactions’’.

In February 2006, we changed our fiscal year end from November 30th to February 28th. Our current fiscal year began March 1, 2006 and ends on February 28, 2007. This first quarterly report on Form 10-Q for our new fiscal year supplements our transition report on Form 10-Q for the three month transition period ended February 28, 2006 that was previously filed with the Securities and Exchange Commission and compares our financial position as of May 31, 2006 to February 28, 2006 and the results of operations for the three months ended May 31, 2006 of our new fiscal year ending February 28, 2007 with the results of operations for the three months ended May 31, 2005 from the fiscal year ended November 30, 2005.

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of our discontinued operations.

Business Overview

We operate through one reportable segment, the Electronics Group, which consists of five wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc., Audiovox German Holdings GmbH and Audiovox Venezuela, C.A. and market our products under the Audiovox® brand name and other brand names, such as Jensen®, Acoustic Research®, Phase Linear®, Prestige®, Pursuit®, Code-Alarm®, Car Link®, Movies 2 Go®, Terk®, Magnate®, Mac Audio®, and Heco®, as well as private labels through a large domestic and international distribution network. Our products are broken down into two major categories: Mobile Electronics and Consumer Electronics.

Mobile Electronics products include:

•	mobile multi-media products, including in-dash, overhead, headrest and portable mobile video systems,

•	autosound products including radios, speakers, amplifiers and CD changers,

•	satellite radios including plug and play and direct connect models,

•    automotive security and remote start systems,

•    GPS car to car portable navigation systems,

•    rear observation and collision avoidance systems, and

•    automotive power accessories, including cruise control systems.

Consumer Electronics products include:

•	LCD and Plasma flat panel televisions,

•	portable DVD players,

•	Two-way radios, digital multimedia products such as personal video recorders and MP3 products,

•	hand-held portable GPS,

•	home speaker systems and home theater in a box,

•	home and portable stereos,

•	HDTV Antennas, WiFi Antennas and HDMI accessories

•	flat panel TV mounting systems, and

•	home electronic accessories such as cabling and performance enhancing electronics.

The Electronics Group is supported by the Administrative Services Group, which provides treasury, legal, human resources, management information, corporate advertising, public relations and corporate financial and accounting services to the Electronics Group, as well as management information services (‘‘MIS’’) to certain related and third party companies.

Critical Accounting Policies and Estimates

As disclosed in our Form 10-K for the fiscal year ended November 30, 2005, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable; inventory, goodwill and other intangible assets; warranties and income taxes. Since November 30, 2005, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them, except for the adoption of SFAS 123(R), Share-Based Payment, as discussed in footnote 2 in the accompanying financial statements.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three months ended May 31, 2005 and 2006. We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

Continuing Operations

The following tables set forth, for the periods indicated, certain statement of operations data for the three months ended May 31, 2005 and 2006.

Net Sales

	2005	2006	$ Change	% Change
Mobile Electronics	$92,953	$83,057	$(9,896)	(10.6)%
Consumer Electronics	51,556	28,242	(23,314)	(45.2)%
Total net sales	$144,509	$111,299	$(33,210)	(23.0)%

Mobile Electronics sales, which represented 74.6% of net sales in 2006, decreased primarily due to a decline in select satellite radio sales as we no longer sell Sirius plug and play units, declining sales prices for satellite radio products, as well as the voluntary suspension of the sales of the Audiovox XM Express product during the final month of the quarter. We expect shipments to resume during July 2006. In addition, car audio sales do not include a repeat of retailer product launches of the Jensen line introduced last year in the first quarter. Finally, mobile video sales were also down due to the discontinuance of video-in-a-bag products and as a result of the continued decline of SUV sales as a result of rising fuel costs.

Consumer Electronics sales, which represented 25.4% of net sales, decreased as a result of significantly lower portable DVD sales brought on by the decision to avoid retail promotions that were not profitable.

Sales incentive expense decreased $1,865 to $1,993 for the three months ended May 31, 2006 as a result of a decline in sales and increased reversals. The increase in reversals is primarily due to a $629 increase in reversals of unearned sales incentives as a result of large retail customers not reaching minimum sales targets required to earn sales incentive funds. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	2005	2006
Gross profit	$22,799	$20,099
Gross margins	15.8%	18.1%

Gross margins increased to 18.1% for the three months ended May 31, 2006 as compared to 15.8% for the prior period. The increase in gross margins is primarily due to our focus on increasing margins throughout our brands and improved buying programs and inventory management. Gross margins were favorably impacted by a $1,313 decrease in inventory writedowns as a result of reduced inventory on hand due to the decline in sales partially offset by higher repair charges incurred for defective inventory. In addition, reversals of sales incentive expense favorably impacted gross margins by 0.5% and 0.9% during the three months ended May 31, 2005 and 2006, respectively. The increase in gross margins was partially offset by increased freight costs as a result of higher energy prices.

Operating Expenses and Operating Income (Loss)

	2005	2006	$ Change	% Change
Electronics selling	$7,102	$6,194	$(908)	(12.8)%
Electronics general and administrative	9,044	8,954	(90)	(1.0)
Electronics engineering and technical support	1,771	1,765	(6)	(0.3)
Electronics operating expenses	17,917	16,913	(1,004)	(5.6)
Electronics operating income	4,882	3,186	(1,696)	(34.7)
Administrative operating expenses	4,298	3,238	(1,060)	(24.7)
Other income, net	3,025	2,309	(716)	(23.7)
Income from continuing operations before income taxes	$3,609	$2,257	$(1,352)	(37.5)%

Consolidated operating expenses decreased $2,064, or 9.3%, for the three months ended May 31, 2006, as compared to 2005. As a percentage of net sales, operating expenses increased to 18.1% for the three months ended May 31, 2006, from 15.4% in 2005 due to the decline in sales during the period.

Electronics selling expenses decreased during the three months ended May 31, 2006, due to a $967 decrease in commission expense as a result of the decline in sales partially offset by a $254 increase in trade show expense as a result of increased display and promotional activities at consumer electronic trade shows.

Electronics general and administrative expenses decreased due to the following:

•	$404 decrease in professional fees due to reduced legal costs necessary to protect patent rights.

•	$429 decrease in bad debt expense due to a decline in the accounts receivable balance and improved collectibility efforts. The Company does not consider this to be the trend in the overall accounts receivable.

The above decreases were partially offset by a $726 increase in employee benefits due to a $400 reduction in the prior year as a result of a Venezuela legal claim that was withdrawn from the court and employer contributions to the Company’s 401(k) plan.

The following is a summary of the Administrative Service Group operating expenses:

	2005	2006	$ Change	% Change
Advertising	$1,214	867	(347)	(28.6)%
Professional fees	1,428	902	(526)	(36.8)
Depreciation	334	355	21	6.3
Insurance	275	224	(51)	(18.5)
Officers’ and office salaries	1,523	1,204	(319)	(20.9)
Other	(476)	(314)	162	34.0
Total Administrative Services Group operating expenses	$4,298	$3,238	(1,060)	(24.7)%

The decrease in the Administrative Services Group operating expenses is primarily due to the following:

•	a decline in advertising as a result of a reduction in the corporate advertising budget for 2006,

•	a decline in professional fees due to a decline in audit fees and consulting costs,

•	a decline in salaries and headcount as a result of the 2005 overhead reduction plan as well as lower bonuses as a result of decreased earnings.

Other Administrative Services Group operating expenses are mainly comprised of occupancy costs, employee benefits and corporate allocations, net of MIS billings for services performed in connection with a transition service agreement.

Other Income (Expense)

	2005	2006	$ Change	% Change
Interest and bank charges	$(738)	$(560)	$178	(24.1)%
Equity in income of equity investees	743	948	205	27.6%
Other, net	3,020	1,921	(1,099)	(36.4)%
Total other income, net	$3,025	$2,309	$(716)	(23.7)%

Interest and bank charges decreased due to reductions in outstanding bank obligations and long term debt. Interest and bank charges represent expenses for debt and bank obligations of Audiovox Germany and Venezuela and interest for a capital lease.

Equity in income of equity investees increased due to increased equity income of Audiovox Specialized Applications, Inc. (‘‘ASA’’) as a result of increased sales and gross margins in the Jensen Audio and Voyager product lines.

Other income declined due to a one time $1,858 unrealized gain recorded during the three months ended May 31, 2005 as a result of an initial public offering of Bliss-tel (a former equity investment). This decline was partially offset by increased interest income of $574 as a result of increased short-term investment holdings and higher interest rates as compared to the prior year.

Income Taxes (Benefit)

The effective tax rate for the three months ended May 31, 2006, was a provision of 21% compared to a tax benefit of 59.7% in the prior period. The interest income earned on our short-term investments is tax exempt, which results in our effective tax rate being less than the statutory rate. In addition, the tax benefit for 2005 was primarily due to the favorable outcome of $3,307 in tax accrual reductions due to the completion of certain tax examinations.

Loss from Discontinued Operations

The following is a summary of financial results included within discontinued operations:

	2005	2006
Net sales from discontinued operations	$743	$—
Loss from discontinued operations before income taxes	(176)	(329)
Recovery of income taxes	41	69
Loss from discontinued operations	$(135)	$(260)

Included in loss from discontinued operations for the three months ended May 31, 2005 is the financial results of Audiovox Malaysia which was sold on November 7, 2005. The loss from discontinued operations for the three months ended May 31, 2006 is primarily due to legal and related costs associated with contingencies pertaining to the Company’s discontinued Cellular business.

Net Income

Net income for the three months ended May 31, 2005 was $5,627 compared to net income of $1,522 in 2006. Income per share for the three months ended May 31, 2005 was $0.26 basic and $0.25 diluted as compared to $0.07 (basic and diluted) for 2006. Net income was favorably impacted by sales incentive reversals of $663 ($451 after taxes) and $1,008 ($796 after taxes) for the three months ended May 31, 2005 and 2006, respectively.

We believe the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales, discretionary consumer spending and general economic conditions. Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2006, we had working capital of $342,384, which includes cash and short-term investments of $194,240 compared with working capital of $340,564 at February 28, 2006, which included cash and short-term investments of $177,079. The increase in short-term investments is primarily due to the collection of accounts receivable and reduction in inventory purchases as a result of improved turnover. We plan to utilize our current cash position as well as collections from accounts receivable to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

As of May 31, 2006, we have a credit line to fund the temporary short-term working capital needs of the Company. This line expires on November 30, 2006 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (‘‘ABL’’) credit facility which expires on October 25, 2006 and is renewable on an annual basis.

Operating activities provided cash of $19,331 for the three months ended May 31, 2006 compared to cash used of $14,370 in 2005. The increase in cash provided by operating activities as compared to the prior year is primarily due to the collection of accounts and vendor receivable balances, decreased inventory purchases, the timing of payments made in connection with accounts payable and accrual expenses and a decline in income tax payments.

The following significant fluctuations in the balance sheet accounts impacted cash flows from operations:

•	Cash flows from operating activities for the three months ended May 31, 2006 were favorably impacted by a decrease in accounts receivable primarily from collections. Accounts receivable turnover approximated 5.1 during for the three months ended May 31, 2006 compared to 4.9 in the prior year.

•	Cash flow from operations was favorably impacted by a decrease in inventory due to a decline in purchasing and improved buying programs. Inventory turnover approximated 3.9 during the three months ended May 31, 2006 compared to 3.3 in the prior year.

•	In addition, cash flow from operating activities for the three months ended May 31, 2006 was impacted by an increase in accounts payable and accrued expenses due to the timing of payments. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases and amount of inventory on hand.

Investing activities used $25,764 during the three months ended May 31, 2006, primarily due to the purchase (net of sales) of short-term investments. The usage of cash from investing activities was partially offset by a distribution received from an equity investee. Investing activities provided cash of $15,055 during the three months ended May 31, 2005, primarily due to proceeds from the sale of the cellular business and sales (net of purchase) of short-term investments.

Financing activities used $2,107 during the three months ended May 31, 2006, primarily from the purchase of treasury stock and payment of bank obligations and debt. Financing activities for the three months ended May 31, 2005 used cash of $1,845 mainly due to payments of bank obligations and debt.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At May 31, 2006, such obligations and commitments are as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligation (1)	$12,274	$568	$1,150	$1,144	$9,412
Operating leases (2)	9,402	3,047	4,541	1,791	23
Total contractual cash obligations	$21,676	$3,615	$5,691	$2,935	$9,435

	Amount of Commitment Expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Bank obligations (3)	$4,329	$4,329	$—	$—	$—
Stand-by letters of credit (4)	2,045	2,045	—	—	—
Commercial letters of credit (4)	16,534	16,534	—	—	—
Debt (5)	7,547	1,483	4,162	1,902	—
Unconditional purchase obligations (6)	80,555	80,555	—	—	—
Total commercial commitments	$111,010	$104,946	$4,162	$1,902	$—

(1)	Represents total payments due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $95 and $5,865, respectively at May 31, 2006.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the Audiovox Germany factoring agreement and Venezuela bank obligation at May 31, 2006.

(4)	Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers. We also issue standby letters of credit to secure certain bank obligations and insurance requirements.

(5)	Represents amounts outstanding under a loan agreement for Audiovox Germany. This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.

(6)	Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transaction may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provides adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004, we entered into an agreement to sublease the building to UTSI for monthly payments of $46 until November 1, 2009. We also lease another facility from our principal stockholder. Total lease payments required under the leases for the five-year period ending May 31, 2011 are $4,366.

Forward-Looking Statements

Certain information in this Quarterly Report on Form 10-Q would constitute forward-looking statements, including but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company’s management and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain risks and uncertainties. Actual results could differ materially from such forward-looking information.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, foreign currency exchange rates and interest rates.

Marketable Securities

Marketable securities at May 31, 2006, which are recorded at fair value of $14,148, include an unrealized loss of $60, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1,415 as of May 31, 2006. Actual results may differ.

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At May 31, 2006, we had translation exposure to various foreign currencies with the most significant being the Euro, Thailand baht, Venezuela Bolivar and Canadian dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of May 31, 2006 amounts to $3,250. Actual results may differ.

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

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective at a ‘‘reasonable assurance’’ level.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 16 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding legal proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended November 30, 2005.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury Stock/Share Repurchase Program

In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the ‘‘Program’’). As of May 31, 2006, the cumulative total of acquired shares pursuant to the program was 1,411,952 reducing the remaining authorized share repurchase balance to 151,048. During the three months ended May 31, 2006, we purchased 23,400 shares for $308,000 as outlined in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
As of February 28, 2006	—	$9.24	1,388,552	174,448
March 2006 purchases	23,400	$13.15	1,411,952	151,048
April 2006 purchases	—	—	—	—
May 2006 purchases	—	—	—	—
Total purchases	23,400

(1)	Prior to the purchases made during the three months ended May 31, 2006, we had 1,388,552 shares of treasury stock purchased as part of a publicly announced program. As of May 31, 2006, we had 1,411,952 shares of treasury stock with an average paid price per share of $9.31.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 25, 2006, at the Sheraton in Smithtown, New York. Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors and three matters were voted on at the Annual Meeting, as follows:

•	The election of Class A nominee's Paul C. Kreuch, Jr., Dennis F. McManus, and Peter A. Lesser, and the election of Class A and Class B nominee's John J. Shalam, Patrick M. Lavelle, Charles M. Stoehr, and Philip Christopher as Directors of the Company until the next annual meeting.

The votes were cast for this matter as follows:

	FOR	AGAINST/ABSTAIN
Class A
Paul C. Kreuch, Jr.	18,116,136	1,490,799
Dennis F. McManus	18,134,466	1,472,469
Peter A. Lesser	18,132,235	1,474,700
Class A and B
John J. Shalam	39,847,360	2,369,115
Patrick M. Lavelle	39,860,468	2,356,007
Charles M. Stoehr	39,353,809	2,862,666
Philip Christopher	39,869,497	2,346,978

Each nominee was elected a Director of the Company.

•	To approve the 2006 Stock Compensation Plan. The votes were cast for this matter as follows:

FOR	AGAINST/ABSTAIN
30,703,283	11,513,192

The 2006 Stock Compensation Plan was approved.

•	To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending February 28, 2007.

FOR	AGAINST/ABSTAIN
41,569,016	647,459

The selection of Grant Thornton LLP as the Company's independent auditors was ratified.

ITEM 6.    EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOVOX CORPORATION
	By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle President and Chief Executive Officer
Dated: July 10, 2006
	By:	/s/ Charles M. Stoehr
Charles M. Stoehr
Senior Vice President and Chief Financial Officer