Form 10-Q
period 2006-08-31
AUDIOVOX CORP
filed 2006-10-10
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
           (MARK ONE)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-28839

                              AUDIOVOX CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                13-1964841
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

180 MARCUS BLVD., HAUPPAUGE, NEW YORK                  11788
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:   (631) 231-7750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X                  No
            ---                    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer X     Non-accelerated filer
                       ---                   ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes                    No  X
             ---                   ---

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.



         Class                                       As of October 4, 2006

         Class A Common Stock                          19,964,194 Shares

         Class B Common Stock                          2,260,954 Shares

                              AUDIOVOX CORPORATION


                                      INDEX





  PART I -- FINANCIAL INFORMATION                                          PAGE
                                                                           ----

       ITEM 1. FINANCIAL STATEMENTS (unaudited)

               Consolidated Balance Sheets at February 28,
                 2006 and August 31, 2006..................................   3

               Consolidated Statements of Operations for the
                 Three and Six Months Ended August 31, 2005 and 2006.......   5

               Consolidated Statements of Cash Flows for the
                 Six Months Ended August 31, 2005 and 2006.................   6

               Notes to Consolidated Financial Statements..................   8

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS......................  20

       ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..............................................  30

       ITEM 4. CONTROLS AND PROCEDURES.....................................  31


  PART II -- OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS...........................................  32

       ITEM 1A. RISK FACTORS...............................................  32

       ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
                 AND USE OF PROCEEDS.......................................  32

       ITEM 6. EXHIBITS....................................................  33

       SIGNATURES..........................................................  34

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                 FEBRUARY 28,                AUGUST 31,
                                                                     2006                       2006
                                                             ---------------------     -----------------------

ASSETS

Current assets:

 Cash and cash equivalents ...........................                  $ 16,280               $  9,014
 Restricted cash .....................................                     1,488                  --
 Short-term investments ..............................                   160,799                172,862
 Accounts receivable, net ............................                    88,671                 80,246
 Inventory ...........................................                    96,150                103,143
 Receivables from vendors ............................                     9,830                  5,004
 Prepaid expenses and other current assets ...........                     6,023                  9,174
 Deferred income taxes ...............................                     8,218                  8,217
                                                                         --------               --------
  Total current assets ...............................                   387,459                387,660

Investment securities ................................                    14,709                 11,014
Equity investments ...................................                    11,834                 11,917
Property, plant and equipment, net ...................                    18,799                 18,174
Excess cost over fair value of assets acquired .......                    16,067                 17,514
Intangible assets ....................................                    11,002                 11,287
Deferred income taxes ................................                     3,989                  5,455
Other assets .........................................                     2,153                    864
                                                                         --------               --------
  Total assets .......................................                  $466,012               $463,885
                                                                        =========              =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              FEBRUARY 28,            AUGUST 31,
                                                                                  2006                   2006
                                                                             --------------        --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...................................................          $   13,776            $   15,987
 Accrued expenses and other current liabilities .....................              17,907                17,461
 Accrued sales incentives ...........................................               8,512                 7,405
 Income taxes payable ...............................................                 --                  1,368
 Bank obligations ...................................................               5,329                 4,343
 Current portion of long-term debt ..................................               1,371                 1,482
                                                                                ----------            ----------
  Total current liabilities .........................................              46,895                48,046

Long-term debt ......................................................               5,924                 5,703
Capital lease obligation ............................................               5,892                 5,838
Deferred compensation ...............................................               6,569                 6,711
                                                                                ----------            -----------
  Total liabilities .................................................              65,280                66,298

Commitments and contingencies

Stockholders' equity:
 Preferred  stock, $50 par value; 50,000 shares authoissued and outstanding at February 28, 2006 with liquidation preference
   of $2,500. No shares issued or outstanding at August 31, 2006.....               2,500                   --
 Series preferred stock, $.01 par value; 1,500,000 shares authorized,
   no shares issued or outstanding ..................................                 --                    --
 Common stock:
  Class  A, $.01 par value; 60,000,000 shares authorized, 21,520,346 and 21,640,346 shares issued, 20,131,794 and 20,058,294
    shares outstanding at February 28, 2006 and August 31,
    2006, respectively ..............................................                 215                   216
  Class B, $.01 par value; convertible 10,000,000 shares
    authorized, 2,260,954 shares issued and outstanding .............                  22                    22
 Paid-in capital ....................................................             263,008               266,861
 Retained earnings ..................................................             148,427               147,994
 Accumulated other comprehensive loss ...............................                (608)               (2,123)
 Treasury stock, at cost, 1,388,552 and 1,582,052 shares of Class A common stock at February 28, 2006 and August 31, 2006,
    respectively ....................................................             (12,832)              (15,383)
                                                                               -----------           -----------
Total stockholders' equity ..........................................             400,732               397,587
                                                                               -----------           -----------
Total liabilities and stockholders' equity ..........................          $  466,012            $  463,885
                                                                               ===========           ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2006
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               AUGUST 31,                       AUGUST 31,
                                                                     ------------------------------   ------------------------------
                                                                         2005              2006           2005              2006
                                                                     -------------    ------------    ------------      ------------

Net sales ........................................................    $   122,937     $    97,424     $   267,446       $   208,723
Cost of sales ....................................................        110,672          81,670         232,382           172,870
                                                                      ------------    ------------    ------------      ------------
Gross profit .....................................................         12,265          15,754          35,064            35,853
                                                                      ------------    ------------    ------------      ------------

Operating expenses:
 Selling .........................................................          7,258           6,451          15,573            13,512
 General and administrative ......................................         12,497          11,708          24,626            23,033
 Engineering and technical support ...............................          1,514           1,765           3,285             3,530
                                                                      ------------    ------------    ------------      ------------
  Total operating expenses .......................................         21,269          19,924          43,484            40,075
                                                                      ------------    ------------    ------------      ------------

Operating loss ...................................................         (9,004)         (4,170)         (8,420)           (4,222)
                                                                      ------------    ------------    ------------      ------------

Other income (expense):
 Interest and bank charges .......................................           (552)           (502)         (1,290)           (1,062)
 Equity in income of equity investees ............................            849             816           1,592             1,764
 Other, net ......................................................          2,190           1,788           5,210             3,709
                                                                      ------------    ------------    ------------      ------------
  Total other income, net ........................................          2,487           2,102           5,512             4,411
                                                                      ------------    ------------    ------------      ------------

(Loss) income from continuing operations before income taxes .....         (6,517)         (2,068)         (2,908)              189
Income tax (benefit) expense .....................................         (2,926)           (435)         (5,079)               40
                                                                      ------------    ------------    ------------      ------------
Net (loss) income from continuing operations .....................         (3,591)         (1,633)          2,171               149

Net loss from discontinued operations, net of tax ................           (126)           (322)           (261)             (582)
                                                                      ------------    ------------    ------------      ------------

Net (loss) income ................................................    $    (3,717)    $    (1,955)    $     1,910       $      (433)
                                                                      ============    ============    ============      ============

Net (loss) income per common share (basic):
 From continuing operations ......................................    $     (0.16)    $     (0.07)    $      0.10       $      0.01
 From discontinued operations ....................................          (0.01)          (0.02)          (0.01)            (0.03)
                                                                      ------------    ------------    ------------      ------------
Net (loss) income per common share (basic) .......................    $     (0.17)    $     (0.09)    $      0.09       $     (0.02)
                                                                      ============    ============    ============      ============

Net (loss) income per common share (diluted):
 From continuing operations ......................................    $     (0.16)    $     (0.07)    $      0.10       $      0.01
 From discontinued operations ....................................          (0.01)          (0.02)          (0.01)            (0.03)
                                                                      ------------    ------------    ------------      ------------
Net (loss) income per common share (diluted) .....................    $     (0.17)    $     (0.09)    $      0.09       $     (0.02)
                                                                      ============    ============    ============      ============

Weighted-average common shares outstanding (basic) ...............     22,353,876      22,430,598      22,206,064        22,399,973
                                                                      ============    ============    ============      ============
Weighted-average common shares outstanding (diluted) .............     22,353,876      22,430,598      22,563,527        22,587,530
                                                                      ============    ============    ============      ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2006
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              2005                 2006
                                                                                          -----------          -----------

Cash flows from operating activities:                                                     (revised)
 Net income (loss) .............................................................           $  1,910             $   (433)
 Net loss from discontinued operations .........................................                261                  582
                                                                                           ---------            ---------
 Net income from continuing operations .........................................              2,171                  149
 Adjustments to reconcile net income (loss) to net cash (used in)
    provided by continuing operating activities:
 Depreciation and amortization .................................................              1,688                1,897
 Bad debt expense (recovery) ...................................................                469                  (48)
 Equity in income of equity investees ..........................................             (1,592)              (1,764)
 Deferred income tax expense ...................................................                214                  --
 Non-cash compensation adjustment ..............................................                134                  150
 Stock based compensation expense ..............................................                --                    38
 Unrealized gain on trading security ...........................................             (2,455)                 --
 Tax benefit on stock options exercised ........................................              1,344                  --
Changes in  operating  assets  and  liabilities
    (net of assets and  liabilities acquired):
 Accounts receivable ...........................................................             (3,867)               9,464
 Inventory .....................................................................             (5,366)              (6,280)
 Receivables from vendors ......................................................             (2,032)               4,848
 Prepaid expenses and other ....................................................             (1,647)              (2,331)
 Investment securities-trading .................................................                (57)                (165)
 Accounts payable, accrued expenses, accrued sales incentives
    and other current liabilities ..............................................              1,849                  313
 Income taxes payable ..........................................................             (9,579)               1,558
 Changes in assets and  liabilities of discontinued operations .................                 11                 --
                                                                                           ---------            ---------
  Net cash  (used in) provided by operating activities .........................            (18,715)               7,829

Cash flows from investing activities:
 Purchases of property, plant and equipment ....................................             (1,144)                (955)
 Proceeds from sale of property, plant and equipment ...........................                  5                   24
 Proceeds from distribution from an equity investee ............................                541                1,681
 Purchase of short-term investments ............................................            (34,000)             (57,405)
 Proceeds from sale of short-term investments ..................................             40,472               45,375
 Purchase of patents ...........................................................                --                  (475)
 Proceeds from sale of Cellular business .......................................             11,070                  --
 Escrow payment for purchase of minority interest ..............................             (1,702)                 --
 Adjustment related to purchase of acquired business ...........................             (1,816)                 --
 Cash provided by discontinued operations ......................................                 14                  --
                                                                                           ---------            ---------
  Net cash provided by (used in) investing activities ..........................             13,440              (11,755)

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2006
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              2005                 2006
                                                                                          -----------          -----------

Cash flows from financing activities:
 Repayments on bank obligations ................................................             (1,678)              (1,310)
 Principal payments on capital lease obligation ................................                (28)                 (42)
 Proceeds from exercise of stock options and warrants ..........................              7,493                1,321
 Principal payments on debt ....................................................               (856)                (836)
 Repurchase of Class A common stock ............................................                --                (2,551)
 Repurchase of preferred stock .................................................                --                   (5)
 Cash used in discontinued operations ..........................................                (61)                 --
                                                                                            --------             --------
  Net cash provided by (used in) financing activities ..........................              4,870               (3,423)
                                                                                            --------             --------
Effect of exchange rate changes on cash ........................................               (120)                  83
                                                                                            --------             --------
Net decrease in cash and cash equivalents ......................................               (525)              (7,266)
Cash and cash equivalents at beginning of period ...............................             18,624               16,280
                                                                                            --------             --------
Cash and cash equivalents at end of period .....................................            $18,099              $ 9,014
                                                                                            ========             ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited interim consolidated financial statements of Audiovox Corporation and subsidiaries ("Audiovox" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended November 30, 2005.

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

     The Company has one reportable segment, the Electronics Group, which is organized by product category. The Electronics Group consists of five wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc., Audiovox German Holdings GmbH and Audiovox Venezuela, C.A. The Company markets its products under the Audiovox(R) and other brand names. Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

     In February 2006, the Company changed its fiscal year end from November 30th to February 28th. The Company's current fiscal year began March 1, 2006 and ends on February 28, 2007. This quarterly report on Form 10-Q supplements the transition report on Form 10-Q for the three month transition period ended February 28, 2006 as well as our first quarterly report on Form 10-Q for the three months ended May 31, 2006 that were previously filed with the Securities and Exchange Commission and compares the financial position as of August 31, 2006 to February 28, 2006 and the results of operations for the three and six months ended August 31, 2006 of the fiscal year ending February 28, 2007 with the results of operations for the three and six months ended August 31, 2005 from the fiscal year ended November 30, 2005.

     For the six months ended August 31, 2005, the Company revised the operating, investing and financing activities of cash flows attributed to discontinued operations, to conform to the appropriate presentation, whereas in the prior periods it was reported on a combined basis as a single line within operating activities.

(2)  Accounting for Stock-Based Compensation
     ---------------------------------------

     The Company has various stock based compensation plans, which are more fully described in Note 11 of the Company's Form 10-K for the fiscal year ended November 30, 2005.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006


     Prior to December 1, 2005, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations while disclosing pro-forma net income and pro-forma net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation
     ("SFAS No. 123")." Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. The Company issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant. No compensation expense relating to the grant of such options was recognized in the consolidated statements of operations through November 30, 2005.

     Effective December 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant and be recognized as an expense over the requisite service period. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of December 1, 2005 were fully vested and exercisable, there was no compensation expense recognized for options granted prior to the adoption of SFAS 123(R) in the consolidated statement of operations for the three and six months ended August 31, 2006. Prior to adoptions of SFAS 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow, which was $1,344 for the six months ended August 31, 2005. SFAS 123(R) requires that tax benefits related to stock option exercises be reflected as financing activities instead of operating activities on a prospective basis.

     If the Company had consistently measured the compensation cost for stock option programs under the fair value method adopted on December 1, 2005, there would be no effect on net income for the three and six months ended August 31, 2005 as all options were fully vested and exercisable prior to March 1, 2005.

     On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards", which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R). Among other things, Staff Position No. 123(R)-3 provides guidance on how to present excess tax benefits in the statement of cash flows when the alternative pool calculation is used. This new guidance became effective upon its issuance; however, companies can generally make a one-time election to adopt the transition method in Staff Position No. 123(R)-3 up to one year from the later of (i) initial adoption of SFAS No. 123(R) or (ii) November 10, 2005. If a company elects to adopt the alternative method after it has already issued financial statements pursuant to the provisions of SFAS No. 123(R), such adoption would be considered a change in accounting principle. The Company continues to evaluate Staff Position No. 123(R)-3 and, accordingly, has not yet determined whether the alternative method will be utilized.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006


     (a)  Stock-Based Compensation Expense

          The Company uses the Black-Scholes option pricing model to estimate the fair value of stock based compensation awards with the following weighted-average assumptions for the three months ended August 31, 2006:

          Dividend yield..................................      0%
          Expected volatility.............................  48.80%
          Risk-free interest rate.........................   4.97%
          Expected life of options (in years).............   2.00

          The expected dividend yield is based on historical and projected dividend yields. The Company estimates expected volatility based primarily on historical daily price changes of the Company's stock. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on employment termination behavior and expected future exercising patterns.

          Information regarding the Company's stock options and warrants is summarized below:

                                                                                           WEIGHTED           WEIGHTED
                                                                                           AVERAGE            AVERAGE
                                                                                           EXERCISE          REMAINING
                                                                  NUMBER OF SHARES          PRICE         CONTRACTUAL LIFE
                                                                  ----------------      --------------    -----------------

          Outstanding at February 28, 2006 .....................       2,197,152            $ 12.04
            Granted ............................................          10,000              12.24
            Exercised ..........................................        (120,000)             11.02
            Forfeited/expired ..................................         (17,500)             14.34
                                                                       ----------           -------
          Outstanding and exercisable at August 31, 2006........       2,069,652            $ 12.08                 2.06
                                                                       ==========           =======               ======

          The per share weighted-average fair value of stock options granted during the three months ended August 31, 2006 was $3.75. Compensation expense of $38 was included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended August 31, 2006. At August 31, 2006, the Company had no unrecognized compensation cost as all stock options were fully vested.


(3)  Discontinued Operations
     -----------------------

     On February 25, 2005, the Company entered into a plan to discontinue ownership of Audiovox Malaysia ("AVM") due to increased competition from non local OEM's and deteriorating credit quality of local customers. The Company completed the sale of AVM on November 7, 2005. The net loss from discontinued operations for the three and six months ended August 31, 2006 is primarily due to legal and related costs associated with contingencies pertaining to the Company's discontinued Cellular business (see Note 16).

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006


     The  following  is  a  summary  of  financial   results   included   within
     discontinued operations:

                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      AUGUST 31,               AUGUST 31,
                                                                ---------------------    -------------------------
                                                                  2005         2006        2005        2006
                                                                --------     --------    --------    --------
     Net sales from discontinued operations .................   $ 1,323      $   --      $ 2,066      $  --
                                                                ========     ========    ========     ========

     Loss from discontinued operations before income
     taxes ..................................................      (254)        (409)       (430)        (738)
     Recovery of income taxes ...............................       128           87         169          156
                                                                --------     --------    --------     --------
     Net loss from discontinued operations ..................   $  (126)     $  (322)    $  (261)     $  (582)
                                                                ========     ========    ========     ========

(4)  Net Income (Loss) Per Common Share
     ----------------------------------

     Basic net income (loss) per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share. A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             AUGUST 31,                         AUGUST 31,
                                                                   ------------------------------      -----------------------------
                                                                      2005               2006             2005               2006
                                                                   ------------      ------------      ------------      -----------

Weighted-average common shares .............................        22,353,876        22,430,598        22,206,064       22,399,973
    outstanding (basic)
Effect of dilutive securities:
 Stock options and warrants ................................              --                --             357,463          187,557
                                                                    ----------        ----------        ----------       ----------
Weighted-average common shares and potential
common shares outstanding (diluted).........................        22,353,876        22,430,598        22,563,527       22,587,530
                                                                    ==========        ==========        ==========       ==========

     Stock options and warrants totaling 2,222,852 and 2,098,913 for the three months ended August 31, 2005 and 2006, respectively, and 721,400 and 1,307,952 for the six months ended August 31, 2005 and 2006, respectively, were not included in the net income (loss) per diluted share calculation because these options and warrants were anti-dilutive or the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods.

(5)  Accumulated Other Comprehensive Loss
     ------------------------------------

     Accumulated other comprehensive loss of $608 and $2,123 at February 28, 2006 and August 31, 2006, respectively, includes the net accumulated unrealized gain (loss) on the Company's available-for-sale investment securities of $331 and $(2,064) at February 28, 2006 and August 31, 2006, respectively, and foreign currency translation loss of $939 and $59 at February 28, 2006 and August 31, 2006, respectively.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006


     The Company's total comprehensive income (loss) was as follows:

                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  AUGUST 31,                     AUGUST 31,
                                                                           --------------------------     --------------------------
                                                                               2005           2006           2005           2006
                                                                           -----------    -----------     -----------    -----------

     Net income (loss) ............................................          $(3,717)       $(1,955)        $ 1,910         $  (433)

     Other comprehensive (loss) income:
      Foreign currency translation adjustments ....................               32            (88)           (906)            880
      Unrealized holding loss on available-for-sale
      investment securities arising during the period,
       net of tax .................................................              (37)        (2,004)           (349)         (2,395)
                                                                             --------       --------         -------        --------
     Other comprehensive (loss) income, net of tax ................               (5)        (2,092)         (1,255)         (1,515)
                                                                             --------       --------         -------        --------

     Total comprehensive income (loss) ............................          $(3,722)       $(4,047)        $   655         $(1,948)
                                                                             ========       ========        ========        ========

     The changes in the net unrealized holding loss arising during the periods presented above are net of tax benefits of $23 and $1,228 for the three months ended August 31, 2005 and 2006, respectively and $214 and $1,468 for the six months ended August 31, 2005 and 2006, respectively.

(6)  Supplemental Cash Flow Information/Changes in Stockholders' Equity
     ------------------------------------------------------------------

     Supplemental Cash Flow Information
     ----------------------------------

                                                                                   SIX MONTHS ENDED
                                                                                      AUGUST 31,
                                                                                ---------------------
                                                                                  2005         2006
                                                                                ---------    --------
     Cash paid during the period:
      Interest (excluding bank charges) ................................         $  472       $  929
      Income taxes (net of refunds) ....................................         $3,293       $   53

     Non-Cash Transactions
     ---------------------

     During the six months ended August 31, 2005 and 2006, the Company recorded a non-cash compensation charge of $134 and $150, respectively, related to the rights under call/put options previously granted to certain employees of Audiovox German Holdings GmbH ("Audiovox Germany").

     During the six months ended August 31, 2006, the Company released its restricted cash balance for the purchase of Audiovox Venezuela's minority interest (see Note 16).

     Changes in Stockholders Equity
     ------------------------------

     During the six months ended August 31, 2006, the Company purchased 193,500 shares of treasury stock for $2,551.

     During the six months ended August 31, 2006, 120,000 shares of Class A common stock were issued in connection with the exercise of stock warrants resulting in proceeds of $1,321.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006

     In August 2006, the Company repurchased all 50,000 outstanding shares of preferred stock (the "shares") from the original shareholder for $5 and retired the shares upon repurchase. The $2,495 difference between the repurchase price and book value of the shares is included in paid in capital in the accompanying consolidated balance sheet at August 31, 2006.

(7)  Business Acquisition
     --------------------

     On January 4, 2005, the Company entered into an asset purchase agreement to purchase certain assets of Terk Technologies Corp. ("Terk") for a total purchase price of $15,274, as adjusted. The purchase price was subject to a working capital adjustment based on the working capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. No amount has been recorded with respect to the debentures and any amount paid under the debentures would be recorded as additional goodwill. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to increase the Company's market share for satellite radio products as well as accessories for antennas and HDTV products.

(8)  Goodwill and Other Intangible Assets
     ------------------------------------

     The change in goodwill is as follows:

     Balance at February 28, 2006.................................      $16,067
     Purchase of Venezuela minority interest (see Note 16)........        1,447
                                                                       ---------
     Balance at August 31, 2006...................................      $17,514
                                                                       =========

     At February 28, 2006, intangible assets consisted of the following:

                                                                     GROSS
                                                                    CARRYING          ACCUMULATED            TOTAL NET
                                                                     VALUE            AMORTIZATION           BOOK VALUE
                                                                ---------------    ------------------    ------------------

     Patents subject to amortization ........................      $   150              $    18               $   132
     Trademarks/Tradenames not subject to
     amortization ...........................................       10,042                   --                10,042
     Contract subject to amortization .......................        1,104                  276                   828
                                                                   -------              -------               -------
       Total ................................................      $11,296              $   294               $11,002
                                                                   =======              =======               =======

     At August 31, 2006, intangible assets consisted of the following:

                                                                    GROSS
                                                                   CARRYING           ACCUMULATED            TOTAL NET
                                                                    VALUE            AMORTIZATION           BOOK VALUE
                                                                ---------------    ------------------    ------------------

     Patents subject to amortization ........................      $   625              $    98               $   527
     Trademarks/Tradenames not subject to
     amortization ...........................................       10,042                   --                10,042
     Contract subject to amortization .......................        1,104                  386                   718
                                                                   -------              -------               -------
       Total ................................................      $11,771              $   484               $11,287
                                                                   =======              =======               =======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006

     During the six months ended August 31, 2006, the Company purchased $475 of patents subject to amortization with estimated useful lives ranging from twenty-four to forty-five months.

     The Company recorded amortization expense of $3 and $102 for the three months ended August 31, 2005 and 2006, respectively and $7 and $190 for the six months ended August 31, 2005 and 2006, respectively. The estimated aggregate amortization expense for the cumulative five years ending August 31, 2011 amounts to $1,195.

(9)  Equity Investments
     ------------------

     As of February 28, 2006 and August 31, 2006, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor to specialized markets for specialized vehicles, such as RV's and van conversions, of televisions and other automotive sound, security and accessory products.

     The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

                                                     FEBRUARY 28,     AUGUST 31,
                                                        2006            2006
                                                     ------------     ----------

     Current assets ..........................         $24,007          $25,526
     Non-current assets ......................           4,339            4,464
     Current liabilities .....................           4,678            6,156
     Members' equity .........................          23,668           23,834


                                                             SIX MONTHS ENDED
                                                               AUGUST 31,
                                                      --------------------------
                                                        2005              2006
                                                      -----------      ---------

     Net sales .............................           $27,113          $31,109
     Gross profit ..........................             8,717            9,339
     Operating income ......................             2,633            2,908
     Net income ............................           $ 3,183          $ 3,528

     The Company's share of income from ASA for the six months ended August 31, 2005 and 2006, was $1,592 and $1,764, respectively. In addition, the Company received distributions from ASA totaling $1,681 during the six months ended August 31, 2006, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheet.

(10) Bliss-tel Investment
     --------------------

     On December 13, 2004, Bliss-tel Public Company Limited ("Bliss-tel") issued 230,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owns 30,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. In addition, on July 21, 2005, the Company received 9,000,000 warrants ("the warrants") which may be exercised beginning on September 29, 2006, and expire on July 17, 2012. Each warrant is ecercisable into one share of Bliss-tel common stock at an exercise price of 8 baht per share. Beginning in the quarter ended February 28, 2005, the Company accounted for the Bliss-tel investment as a trading security in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" whereby the unrealized holding

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006

     gains and losses of Bliss-tel stock were included in earnings. As a result of this transaction, the Company recorded a net gain of $597 and $2,455 for the three and six months ended August 31, 2005, respectively, which is included in other income on the accompanying consolidated statements of operations.

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

(11) Income Taxes
     ------------

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

     The effective tax rate for the three and six months ended August 31, 2006 was a tax benefit of 21% compared to 45% and 175% in the comparable prior periods. The Company's effective tax rate for the three and six months ended August 31, 2006 is less than the statutory rate as a result of tax exempt interest income earned on short term investments. The effective tax rate for the six months ended August 31, 2005 was favorably impacted by $3,307 in tax accrual reductions due to the completion of certain tax examinations for the years 1994 through 2000.

(12) Accrued Sales Incentives
     ------------------------

     A summary of the activity with respect to the Company's sales incentives is provided below:

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 AUGUST 31,                           AUGUST 31,
                                                            ----------------------------------    -------------------------------
                                                                2005                 2006            2005                2006
                                                            -------------        -------------    ------------        -----------

     Opening balance .....................................     $  5,890           $  6,945         $  5,450            $  8,512
     Accruals ............................................        4,555              3,182           10,331 *             6,183
     Payments and credits ................................       (2,342)            (2,466)          (7,015)             (6,026)
     Reversals for unearned sales incentive ..............           (4)               (72)              (4)               (701)
     Reversals for unclaimed sales incentives ............         (180)              (184)            (843)               (563)
                                                               ---------          ---------        ---------           ---------
     Ending balance ......................................     $  7,919           $  7,405         $  7,919            $  7,405
                                                               =========          =========        =========           =========

     * Includes $1,255 of accrued sales incentives acquired from Terk.

(13) Product Warranties and Product Repair Costs
     -------------------------------------------

     The following table provides a summary of the activity with respect to the Company's product warranties and product repair costs:

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006


                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      AUGUST 31,                        AUGUST 31,
                                                             ------------------------------     ----------------------------
                                                                  2005             2006            2005            2006
                                                             ---------------    -----------     ------------    ------------

     Opening balance ....................................       $ 11,304         $  9,023         $ 11,394        $  9,947
     Liabilities accrued for warranties
      issued during the period ..........................          1,491            1,773            2,599           3,155
     Warranty claims paid during the period .............         (1,481)          (2,220)          (2,679)         (4,526)
                                                                ---------        ---------        ---------       ---------
     Ending balance .....................................       $ 11,314         $  8,576         $ 11,314        $  8,576
                                                                =========        =========        =========       =========

(14) Financing Arrangements
     ----------------------

     The Company has the following financing arrangements:

                                                                                 FEBRUARY 28,         AUGUST 31,
                                                                                     2006                2006
                                                                                ---------------     --------------
     Bank Obligations
     ----------------

     Domestic bank obligation (a) ..........................................        $    --            $    --
     Venezuela bank obligations (b) ........................................            956                876
     Euro Asset-Based lending obligation (c) ...............................          4,373              3,467
                                                                                    -------            -------
     Total bank obligations ................................................        $ 5,329            $ 4,343
                                                                                    =======            =======

     Debt
     ----

     Euro term loan agreement (d) ..........................................        $ 6,282            $ 6,053
     Other debt (e) ........................................................          1,013              1,132
                                                                                    -------            -------
     Total debt ............................................................        $ 7,295            $ 7,185
                                                                                    =======            =======

     (a)  Domestic Bank Obligations
          -------------------------

          At August 31, 2006, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on November 30, 2006 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of February 28, 2006 and August 31, 2006, no direct amounts are outstanding under this agreement. At August 31, 2006, the Company had $16,240 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

     (b)  Venezuela Bank Obligations
          --------------------------

          In October 2005, Audiovox Venezuela entered into a credit facility borrowing arrangement which allows for principal borrowings up to $1,000 plus accrued interest. The facility requires minimum monthly interest payments at an annual interest rate of 13% until the expiration of the facility on February 20, 2007. Audiovox Corporation has secured this facility with a $1,000 standby letter of credit.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006


     (c)  Euro Asset-Based Lending Obligation
          -----------------------------------

          The  Company  has  a  16,000  Euro   accounts   receivable   factoring
          arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 25, 2006 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of August 31, 2006, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

     (d)  Euro Term Loan Agreement
          ------------------------

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

          Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox Germany on all brands and trademarks of Audiovox Germany. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings and/or call the loan. The short and long term amounts outstanding under this agreement were $1,371 and $4,911, respectively, at February 28, 2006 and $1,482 and $4,571, respectively, at August 31, 2006.

     (e)  Other Debt
          ----------

          This amount represents a call put/option owed to certain employees of Audiovox Germany.

(15) Other Income
     ------------

     Other income (loss) is comprised of the following:

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               AUGUST 31,                  AUGUST 31,
                                                         ---------------------       ---------------------
                                                           2005         2006           2005         2006
                                                         --------     --------       --------     --------

     Bliss-tel (see Note 10) ........................        597      $    --        $ 2,455      $    --
          Interest income ...........................      1,063        1,696          2,077        3,284
     Rental income ..................................        141          138            294          276
     Miscellaneous ..................................        389          (46)           384          149
                                                         -------      --------       -------      -------
     Total other, net ...............................    $ 2,190      $ 1,788        $ 5,210      $ 3,709
                                                         =======      ========       =======      =======

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006

(16) Commitments and Contingencies
     -----------------------------

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

     During 2005, several purported derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County. The complaint seeks (a) rescission of: agreements; amendments to long-term incentive awards; and severance payments of $5,000 pursuant to which Audiovox and Audiovox Communications Corp. ("ACC") executives were paid from the net proceeds of the sale of certain assets of ACC to UTStarcom, Inc. ("UTSI") (b) disgorgement to ACC of $16,000 paid to Philip Christopher pursuant to a Personally Held Intangibles Purchase Agreement in connection with the UTStarcom transaction, (c) disgorgement to Audiovox of $4,000 paid to Philip Christopher as compensation for termination of his Employment Agreement and Award Agreement with ACC and (d) disgorgement to ACC of $1,916 paid to John Shalam pursuant to an Award Agreement with ACC. Discovery for this case has commenced and trial is scheduled for December 2006. The Company understands that the individual defendants intend to vigorously defend this matter; however, no assurances regarding the outcome of this matter can be given at this point in the litigation. The Company anticipates that defense costs, in excess of any applicable retention, will be covered by the Company's insurance policies. Any damages recovered by plaintiffs will be paid to the Company. Accordingly, no estimated loss has been recorded for the aforementioned case.

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

     During fiscal 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association. The matter was submitted to mediation and settled in fiscal 2005. The agreement provided for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership. In addition, the Company and Respondents will release all claims. As of February 28, 2006, $250 was paid to the Respondents and the remaining balance (which includes accrued interest), was included in restricted cash on the accompanying consolidated balance sheets. In April 2006, all closing conditions were satisfied and the remaining balance in restricted cash was paid to the Respondents. This purchase of minority interest was recorded as goodwill on the accompanying consolidated balance sheet in accordance with FASB Statement 141 "Business Combinations" (see Note 8). As such, this matter has been completed and the Company has full ownership of Audiovox Venezuela.

     The products the Company sells are continually changing as a result of improved technology. As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by its suppliers or distributors, of third party patents, trade secrets, trademarks or copyrights. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company or pay material amounts of damages.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006


     Under the asset purchase agreement for the sale of the Company's Cellular business to UTSI, the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition and results of operation. The Company is not aware of any such claim(s) for indemnification.

     In July 2006, the Company extended an existing operating lease agreement with its principal stockholder until November 30, 2016. The lease extension requires 125 monthly installments for an aggregate total of $7,701 in payments.

(17) New Accounting Pronouncements
     -----------------------------

     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48. "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in the Company's financial statements in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company his currently evaluating the impact that of this statement will have on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2006. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements".

     In February 2006, we changed our fiscal year end from November 30th to February 28th. Our current fiscal year began March 1, 2006 and ends on February 28, 2007. This second quarterly report on Form 10-Q for our new fiscal year supplements our transition report on Form 10-Q for the three month transition period ended February 28, 2006 as well as our first quarterly report on Form 10-Q for the three months ended May 31, 2006 that were previously filed with the Securities and Exchange Commission and compares our financial position as of August 31, 2006 to February 28, 2006 and the results of operations for the three and six months ended August 31, 2006 of our new fiscal year ending February 28, 2007 with the results of operations for the three and six months ended August 31, 2005 from the fiscal year ended November 30, 2005.

     Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of our discontinued operations.


BUSINESS OVERVIEW

     We operate through one reportable segment, the Electronics Group, which consists of five wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc., Audiovox German Holdings GmbH and Audiovox Venezuela, C.A. and market our products under the Audiovox(R) brand name and other brand names, such as Jensen(R), Acoustic Research(R), Phase Linear(R), Advent(R), Prestige(R), Pursuit(R), Code-Alarm(R), Car Link(R), Movies 2 Go(R), Terk(R), Magnate(R), Mac Audio(R), and Heco(R), as well as private labels through a large domestic and international distribution network. Our products are broken down into two major categories: Mobile Electronics and Consumer Electronics.

     Mobile Electronics products include:

     o mobile multi-media products, including in-dash, overhead, headrest and portable mobile video systems,
     o autosound products including radios, speakers, amplifiers and CD changers,
     o    satellite radios including plug and play and direct connect models,
     o    automotive security and remote start systems,
     o    car to car portable navigation systems,
     o    rear observation and collision avoidance systems, and
     o    automotive power accessories.

     Consumer Electronics products include:

     o    LCD and Plasma flat panel televisions,
     o    portable DVD players,
     o Two-way radios, digital multi-media products such as personal video recorders and MP3 products,
     o    home speaker systems and home theater in a box,
     o    home and portable stereos,
     o    HDTV Antennas, WiFi Antennas and HDMI accessories,
     o    flat panel TV mounting systems, and
     o home electronic accessories such as cabling and performance enhancing electronics.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     As disclosed in our Form 10-K for the fiscal year ended November 30, 2005, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable; inventory, goodwill and other intangible assets; warranties and income taxes. Since November 30, 2005, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them, except for the adoption of SFAS 123(R), Share-Based Payment, as discussed in note 2 in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

     As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and six months ended August 31, 2005 and 2006. We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

THREE MONTHS ENDED AUGUST 31, 2005 COMPARED TO THE THREE MONTHS ENDED
---------------------------------------------------------------------
     AUGUST 31, 2006
     ---------------

Continuing Operations
---------------------

     The following tables set forth, for the periods indicated, certain statement of operations data for the three months ended August 31, 2005 and 2006.

Net Sales

                                                                               $               %
                                                2005          2006           CHANGE          CHANGE
                                             ----------    -----------    -------------    -----------

Mobile Electronics ..................         $ 78,573       $ 67,388      $(11,185)          (14.2)%
Consumer Electronics ................           44,364         30,036       (14,328)          (32.3)%
                                              --------       --------      ---------          -------
  Total net sales ...................         $122,937       $ 97,424      $(25,513)          (20.8)%
                                              ========       ========      =========          =======

     Mobile Electronics sales, which represented 69.2% of net sales in 2006, decreased primarily due to a decline in select satellite radio sales as we no longer sell Sirius plug and play units and the voluntary suspension of the sales of the Audiovox XM Express product during the quarter pending the resolution of a Federal Communications Commission ("FCC") compliance issue. Shipments of XM Express products resumed in September 2006 upon resolution of that model with the FCC. In addition, mobile sales were also negatively impacted by the continued decline of SUV sales due to rising fuel costs and the insolvency of one of the Company's vendors, which was unable to supply certain sales orders. These declines were partially offset by an increase in Jensen mobile multi media sales due to new product introductions.

     Consumer Electronics sales, which represented 30.8% of net sales, decreased as a result of price erosion for LCD TV's and portable DVD's. In addition, during the early part of 2006, the Company elected to eliminate low margin retail programs which resulted in reduced DVD sales volume.

     Sales incentive expense decreased $1,445 to $2,926 for the three months ended August 31, 2006 as a result of a decline in sales and increased reversals. The increase in reversals is primarily due to a $68 increase in reversals of unearned sales incentives as a result of large retail customers not reaching minimum sales targets required to earn sales incentive funds. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                                                   2005           2006
                                                ---------       ---------

     Gross profit........................        $12,265        $15,754
     Gross margins.......................          10.0%          16.2%

     Gross margins increased to 16.2% for the three months ended August 31, 2006 as compared to 10.0% for the prior period. Gross margins were favorably impacted by a $3,667 (or 3.8%) decrease in inventory write downs as a result of an inventory adjustment of $3,789 recorded in the prior year related to satellite radio inventory. The increase in gross margins is also due to improved margins in mobile video products, our focus on increasing margins throughout our brands and improved buying programs and inventory management. In addition, reversals of sales incentive expense favorably impacted gross margins by 0.01% and 0.03% during the three months ended August 31, 2005 and 2006, respectively.

Operating Expenses and Operating Loss

                                                                                            $                %
                                                         2005            2006            CHANGE            CHANGE
                                                      -----------     -----------      ----------       -----------

Operating Expenses:
Selling ...........................................     $  7,258       $  6,451        $   (807)           (11.1)%
General and administrative ........................       12,497         11,708            (789)            (6.3)
Engineering and technical support .................        1,514          1,765             251             16.6
                                                        ---------      ---------       ---------           -------
 Operating expenses ...............................       21,269         19,924          (1,345)            (6.3)

Operating loss ....................................     $ (9,004)      $ (4,170)       $ (4,834)           (53.7)


     Operating expenses decreased $1,345, or 6.3%, for the three months ended August 31, 2006, as compared to 2005. As a percentage of net sales, operating expenses increased to 20.5% for the three months ended August 31, 2006, from 17.3% in 2005 due to the decline in sales during the period.

     Selling expenses decreased $807 or 11.1% due to a $647 decrease in commission expense as a result of the decline in commissionable sales. The remaining decline in selling expenses is primarily due to reduced amounts for consumer and print media advertisements based on changes in marketing programs.

     General and administrative expenses decreased $789 or 6.3% due to the following:

     o a decline in salaries as a result of a one-time severance charge of $393 recorded in the prior year related to staff reductions,

     o a $392 decline in professional fees due to reduced audit fees, legal costs and consulting costs, and
     o increased MIS billings of $246 for services performed in connection with a transition service agreement.

     The above decreases were partially offset by a $306 increase in employee benefits primarily due to increased medical costs and increased employer contributions to the Company's 401(k) plan.

     Engineering and technical support expenses increased $251 or 16.6% due to an increase in direct labor as a result of wage increases and increased labor costs in Germany.

     As a result of increased gross margins and a decline in operating expenses, operating loss for the three months ended August 31, 2006 decreased to $4,170 as compared to $9,004 in 2005.

Other Income (Expense)

                                                                                            $              %
                                                           2005            2006          CHANGE        CHANGE
                                                        -----------    -----------    -----------    -----------

Interest and bank charges ..........................     $  (552)        $  (502)      $    50           (9.1)%
Equity in income of equity investees ...............         849             816           (33)          (3.9)
Other, net .........................................       2,190           1,788          (402)         (18.4)
                                                         --------        --------      --------         ------
Total other income, net ............................     $ 2,487         $ 2,102       $  (385)         (15.5)%
                                                         ========        ========      ========         =======

     Interest and bank charges decreased due to reductions in outstanding bank obligations and long term debt. Interest and bank charges represent expenses for debt and bank obligations of Audiovox Germany and Venezuela and interest for a capital lease.

     Other income declined due to a one time $597 unrealized gain recorded during the three months ended August 31, 2005 as a result of an initial public offering of Bliss-tel (a former equity investment). This decline was partially offset by increased interest income as a result of increased short-term investments and higher interest rates as compared to the prior year.

Income Taxes (Benefit)

     The effective tax rate for the three months ended August 31, 2006 was a benefit of 21% compared to 45% in the prior period. The interest income earned on our short-term investments is tax exempt, which results in our effective tax rate being less than the statutory rate.

Loss from Discontinued Operations

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations:

                                                                 AUGUST 31,
                                                             -------------------
                                                               2005       2006
                                                             --------   --------

Net sales from discontinued operations ...................   $1,323      $   --
                                                             =======     =======
Loss from discontinued operations before income taxes ....     (254)       (409)
Recovery of income taxes .................................      128          87
                                                             -------     -------
Net loss from discontinued operations ....................   $ (126)     $ (322)
                                                             =======     =======

     Included in loss from discontinued operations for the three months ended August 31, 2005 is the financial results of Audiovox Malaysia which was sold on November 7, 2005. The loss from discontinued operations for the three months ended August 31, 2006 is primarily due to legal and related costs associated with contingencies pertaining to our discontinued Cellular business.

Net Loss

     Net loss for the three months ended August 31, 2005 was $3,717 compared to $1,955 in 2006. Loss per share for the three months ended August 31, 2005 was $0.17 (diluted) as compared to $0.09 (diluted) for 2006. Net loss was favorably impacted by sales incentive reversals of $184 ($101 after taxes) and $256 ($202 after taxes) for the three months ended August 31, 2005 and 2006, respectively.

SIX MONTHS  ENDED AUGUST 31, 2005 AS COMPARED TO THE SIX MONTHS ENDED
---------------------------------------------------------------------
     AUGUST 31,2006
     --------------

Continuing Operations
---------------------

     The following tables set forth, for the periods indicated, certain statement of operations data for the six months ended August 31, 2005 and 2006.

Net Sales

                                                                                    $               %
                                               2005               2006            CHANGE          CHANGE
                                          ----------------    -------------    -------------    -----------

Mobile Electronics ...................       $171,526            $150,445        $(21,081)        (12.3)%
Consumer Electronics .................         95,920              58,278         (37,642)        (39.2)%
                                             --------            --------        ---------        -------
  Total net sales ....................       $267,446            $208,723        $(58,723)        (22.0)%
                                             ========            ========        =========        =======

     Mobile Electronics sales, which represented 72.1% of net sales, decreased primarily due to a decline in select satellite radio sales as we no longer sell Sirius plug and play units and the voluntary suspension of the sales of the Audiovox XM Express product during the six month period pending the resolution of a Federal Communications Commission ("FCC") compliance issue. Shipments of XM Express products resumed in September upon resolution of that model with the FCC. In addition, mobile sales were also negatively impacted by the continued decline of SUV sales due to rising fuel costs and the insolvency of one of the Company's vendors, which was unable to supply certain sales orders.

     Consumer Electronics sales, which represented 27.9% of net sales, decreased as a result of price erosion for LCD TV's and portable DVD's. In addition, during the first half of 2006, the Company elected to eliminate low margin retail programs which resulted in reduced DVD sales volume.

     Sales incentive expense decreased $3,310 to $4,919 for the six months ended August 31, 2006 as a result of a decline in sales and increased reversals. The increase in reversals is primarily due to a $697 increase in reversals of unearned sales incentives as a result of large retail customers not reaching minimum sales targets required to earn sales incentive funds. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                                                 2005            2006
                                              -----------     ----------

     Gross profit..........................     $35,064        $35,853
     Gross margins.........................       13.1%          17.2%

     Gross margins increased to 17.2% for the six months ended August 31, 2006 as compared to 13.1% for the prior period. The increase in gross margins is primarily due to improved margins in mobile video products, our focus on increasing margins throughout our brands and improved buying programs and inventory management. Gross margins were favorably impacted by a $4,980 (or 2.4%) decrease in inventory write downs as a result of a $3,789 inventory adjustment recorded in the prior year related to satellite radio inventory and improved inventory management. In addition, reversals of sales incentive expense favorably impacted gross margins by 0.01% and 0.01% during the six months ended August 31, 2005 and 2006, respectively.

Operating Expenses and Operating Loss

                                                                                                  $                 %
                                                                 2005           2006            CHANGE            CHANGE
                                                              ----------     -----------      ----------       -----------

Operating Expenses:
   Selling ...........................................         $ 15,573          $ 13,512          $ (2,061)          (13.2)%
   General and administrative ........................           24,626            23,033            (1,593)           (6.5)
   Engineering and technical support .................            3,285             3,530               245             7.5
                                                               ---------         ---------         ---------          -------
    Operating expenses ...............................           43,484            40,075            (3,409)           (7.8)
   Operating loss ....................................         $ (8,420)         $ (4,222)         $ (4,198)          (49.9)

     Operating expenses decreased $3,409 or 7.8%, for the six months ended August 31, 2006, as compared to 2005. As a percentage of net sales, operating expenses increased to 19.2% for the six months ended August 31, 2006, from 16.3% in 2005 due to the decline in sales during the period.

     Selling expenses decreased $2,061 or 13.2% primarily due to a $1,613 decrease in commission expense as a result of the decline in commissionable sales. The remaining decline in selling expenses is primarily due to a decline in consumer and print media advertisements.

     General and administrative expenses decreased $1,593 or 6.5% due to the following:

     o $1,323 decrease in professional fees due to reduced audit fees, legal costs and consulting costs,

     o $517 decrease in bad debt expense due to a decline in the accounts receivable balance and improved collectibility efforts. The Company does not consider this to be the trend in the overall accounts receivable,

     o a decline in salaries and headcount as a result of the 2005 overhead reduction plan which resulted in a one-time severance charge of $471 recorded in the prior year, and

     o increased MIS billings of $290 for services performed in connection with a transition service agreement.

     The above decreases were partially offset by a $1,065 increase in employee benefits due to a $400 reduction in the prior year for legal costs as a result of a Venezuela legal claim that was withdrawn from the court, increased medical costs and increased employer contributions to the Company's 401(k) plan.

     Engineering and technical support expenses increased $245 or 7.5% due to an increase in direct labor as a result of wage increases and increased labor costs in Germany.

Other Income (Expense)

                                                                                                     $              %
                                                                   2005             2006           CHANGE        CHANGE
                                                               ------------      -----------    -----------    -----------

Interest and bank charges ...............................         $(1,290)         $(1,062)       $   228          17.7 %
Equity in income of equity investees ....................           1,592            1,764            172          10.8
Other, net ..............................................           5,210            3,709         (1,501)        (28.8)
                                                                  --------         --------       --------        -------
Total other income, net .................................         $ 5,512          $ 4,411        $(1,101)        (20.0)%
                                                                  ========         ========       ========        =======

     Interest and bank charges decreased due to reductions in outstanding bank obligations and long term debt. Interest and bank charges represent expenses for debt and bank obligations of Audiovox Germany and Venezuela and interest for a capital lease.

     Equity in income of equity investees increased due to increased equity income of Audiovox Specialized Applications, Inc. ("ASA") as a result of increased sales and gross margins in the Jensen Audio and Voyager product lines.

     Other income declined due to a one time $2,455 unrealized gain recorded during the six months ended August 31, 2005 in connection with the Bliss-tel investment. This decline was partially offset by increased interest income as a result of increased short-term investment holdings and higher interest rates as compared to the prior year.

Income Taxes (Benefit)

     The effective tax rate for the six months ended August 31, 2006, was a provision of 21% compared to a benefit of 175% in the prior period. The interest income earned on our short-term investments is tax exempt, which results in our effective tax rate being less than the statutory rate. The tax benefit for 2005 was primarily due to the favorable outcome of $3,307 in tax accrual reductions due to the completion of certain tax examinations.

Loss from Discontinued Operations

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations:

                                                                  AUGUST 31,
                                                              ------------------
                                                                2005       2006
                                                              -------    -------
Net sales from discontinued operations ...................    $2,066     $   --
                                                              =======    =======
Loss from discontinued operations before income taxes ....      (430)      (738)
Recovery of income taxes .................................       169        156
                                                              -------    -------
Net loss from discontinued operations ....................    $ (261)    $ (582)
                                                              =======    =======

     Included in loss from discontinued operations for the three months ended August 31, 2005 is the financial results of Audiovox Malaysia which was sold on November 7, 2005. The loss from discontinued operations for the three months ended August 31, 2006 is primarily due to legal and related costs associated with contingencies pertaining to our discontinued Cellular business.

Net Income (Loss)

     Net income for the six months ended August 31, 2005 was $1,910 compared to a net loss of $433 in 2006. Income per share for the six months ended August 31, 2005 was $0.09 (diluted) as compared to net loss per share of $0.02 (diluted) for 2006. Net income was favorably impacted by sales incentive reversals of $847 ($331 after taxes) and $1,264 ($999 after taxes) for the six months ended August 31, 2005 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flows, Commitments and Obligations
---------------------------------------

     As of August 31, 2006, we had working capital of $339,614, which includes cash and short-term investments of $181,876 compared with working capital of $340,564 at February 28, 2006, which included cash and short-term investments of $177,079. The increase in short-term investments is primarily due to the collection of accounts receivable. We plan to utilize our current cash position as well as collections from accounts receivable to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

     As of  August  31,  2006,  we have a  credit  line to  fund  the  temporary short-term working capital needs of the Company. This line expires on November 30, 2006 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") credit facility facility and Audiovox Venezuela has a $1,000 credit facility borrowing arrangement with an interest rate of 13%.

     Operating activities provided cash of $7,829 for the six months ended August 31, 2006 compared to cash used of $18,715 in 2005. The increase in cash provided by operating activities as compared to the prior year is primarily due to the collection of accounts and vendor receivable balances and a decline in income tax payments.

The following significant fluctuations in the balance sheet accounts impacted cash flows from operations:

     o Cash flows from operating activities for the six months ended August 31, 2006 were favorably impacted by a decrease in accounts receivable primarily from collections as a result of lower sales and improved collection efforts. Accounts receivable turnover approximated 4.9 during for the six months ended August 31, 2006 compared to 5.0 in the prior year.

     o Cash flows from operations was reduced by an increase in inventory due to increased purchasing for future holiday season orders. Inventory turnover approximated 3.5 during the six months ended August 31, 2006 compared to 3.2 in the prior year.

     o In addition, cash flows from operating activities for the six months ended August 31, 2006 was impacted by an increase in accounts payable due to the timing of payments. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases and amount of inventory on hand.

     Investing activities used $11,755 during the six months ended August 31, 2006, primarily due to the purchase (net of sales) of short-term investments. The usage of cash from investing activities was partially offset by a distribution received from an equity investee. Investing activities provided cash of $13,440 during the six months ended August 31, 2005, primarily due to proceeds from the sale of the cellular business and sales (net of purchase) of short-term investments.

     Financing activities used $3,423 during the six months ended August 31, 2006, primarily from the purchase of treasury stock and payment of bank obligations and debt partially offset by proceeds received from the exercise of stock warrants. Financing activities for the six months ended August 31, 2005 provided cash of $4,870 due to proceeds received from the exercise of stock options partially offset by payments of bank obligations and debt.

     Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At August 31, 2006, such obligations and commitments are as follows:

                                                                          PAYMENTS DUE BY PERIOD
                                               -----------------------------------------------------------------------------
                                                                LESS THAN           1-3             4-5            AFTER
CONTRACTUAL CASH OBLIGATIONS                      TOTAL           1 YEAR           YEARS           YEARS          5 YEARS
------------------------------------------     -----------    --------------    ------------    ------------    ------------

Capital lease obligation (1) .................   $ 12,159       $    572         $  1,145       $  1,140         $  9,302
Operating leases (2) .........................     14,353          2,947            4,514          2,887            4,005
                                                 --------       --------         --------       --------         --------
Total contractual cash obligations ...........   $ 26,512       $  3,519         $  5,659       $  4,027         $ 13,307

                                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                 ---------------------------------------------------------------------------
                                                  TOTAL
                                                   AMOUNTS      LESS THAN           1-3             4-5            AFTER
OTHER COMMERCIAL COMMITMENTS                      COMMITTED       1 YEAR           YEARS           YEARS          5 YEARS
----------------------------------------------   ----------   -------------     ------------    -----------     ------------

Bank obligations (3) .........................   $  4,343       $  4,343              --             --               --
Stand-by letters of credit (4) ...............      2,048          2,048              --             --               --
Commercial letters of credit (4) .............     14,192         14,192              --             --               --
Debt (5) .....................................      7,185          1,482            4,179          1,524
Unconditional purchase obligations (6) .......    133,013        133,013              --             --               --
                                                 --------       --------         --------       --------         --------
Total commercial commitments .................   $160,781       $155,078         $  4,179       $  1,524              --
                                                 ========       ========         ========       ========         ========

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $101 and $5,838, respectively at August 31, 2006.

2.   We enter into operating leases in the normal course of business.

3.   Represents  amounts   outstanding  under  the  Audiovox  Germany  factoring
     agreement and Venezuela bank obligation at August 31, 2006.

4. Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers. We also issue standby letters of credit to secure certain bank obligations and insurance requirements.

5. Represents amounts outstanding under a loan agreement for Audiovox Germany. This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.

6. Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

     We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provides adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements
------------------------------

     We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

RELATED PARTY TRANSACTIONS
--------------------------

     During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004, we entered into an agreement to sublease the building to UTSI for monthly payments of $46 until November 1, 2009. We also lease another facility from our principal stockholder. In July 2006, the Company extended an existing operating lease agreement with its principal stockholder until November 30, 2016. The lease extension requires 125 monthly installments for an aggregate total of $7,701 in payments. Total lease payments required under the leases for the five-year period ending August 31, 2011 are $6,253.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48. "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in the company's financial statements in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position and the results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that this statement will have on the Company's results of operations or financial position.

FORWARD-LOOKING STATEMENTS

     Certain information in this Quarterly Report on Form 10-Q would constitute forward-looking statements, including but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company's management and the Company's assumptions regarding such performance and plans that are forward-looking in nature and involve certain risks and uncertainties. Actual results could differ materially from such forward-looking information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     There has been no significant change in our market risk sensitive instruments since February 28, 2006.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective at a "reasonable assurance" level.

     There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
----------------------------

See Note 16 of the Notes to the  Consolidated  Financial  Statements  in Part I,
Item 1 of this Form10-Q for information regarding legal proceedings.

ITEM 1A.  RISK FACTORS
----------------------

     There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended November 30, 2005.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
---------------------------------------------------------------------

Treasury Stock/Share Repurchase Program
---------------------------------------

     In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program"). In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A Common Stock in the open market. As of August 31, 2006, the cumulative total of acquired shares pursuant to the program was 1,582,052 reducing the remaining authorized share repurchase balance to 1,980,948. During the six months ended August 31, 2006, we purchased 193,500 shares for $2,551 as outlined in the following table:


                                                                                         TOTAL NUMBER              MAXIMUM
                                                                                          OF SHARES               NUMBER OF
                                                                                         PURCHASED AS            SHARES THAT
                                                  TOTAL                                    PART OF               MAY YET BE
                                                NUMBER OF             AVERAGE             ANNOUNCED               PURCHASED
                                                 SHARES             PRICE PAID            UNDER THE               UNDER THE
PERIOD                                          PURCHASED            PER SHARE             PROGRAM               PROGRAM (1)

As of February 28, 2006 ...............               --              $ 9.24              1,388,552                 174,448
March 2006 purchases ..................           23,400               13.15              1,411,952                 151,048
April 2006 ............................               --                  --                     --                      --
May 2006 ..............................               --                  --                     --                      --
June 2006 .............................               --                  --                     --                      --
July 2006 (2) .........................               --                  --                     --               2,151,048
August 2006 purchases .................          170,100               13.16              1,582,052               1,980,948
                                                ---------
Total purchases .......................          193,500


(1) Prior to the purchases made during the six months ended August 31, 2006, we had 1,388,552 shares of treasury stock purchased as part of a publicly announced program. As of August 31, 2006, we had 1,582,052 shares of treasury stock purchased with an average paid price per share of $9.72.



(2) In July 2006, an additional 2 million shares were authorized to be repurchased under the program.

ITEM 6. EXHIBITS





  Exhibit Number     Description
  --------------     -----------
     31.1            Certification  of Chief Executive  Officer Pursuant to Rule 13a-14(a) and rule
                     15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)


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

                                        AUDIOVOX CORPORATION




                                        By: /s/Patrick M. Lavelle
                                           ----------------------
                                           Patrick M. Lavelle
                                           President and Chief
                                              Executive Officer

Dated: October 10, 2006

                                        By: /s/Charles M. Stoehr
                                           ----------------------
                                           Charles M. Stoehr
                                           Senior Vice President and
                                              Chief Financial Officer