Form 10-Q
period 2006-11-30
AUDIOVOX CORP
filed 2007-01-09
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

                                       or

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



         Class                                       As of January 4, 2007

         Class A Common Stock                         20,142,300 Shares

         Class B Common Stock                          2,260,954 Shares

                              AUDIOVOX CORPORATION


                                      INDEX




                                                                                                        PAGE
                                                                                                        ----
            PART I -- FINANCIAL INFORMATION
                 ITEM 1. FINANCIAL STATEMENTS (unaudited)

                         Consolidated Balance Sheets at February 28,
                           2006 and November 30, 2006..............................................      3

                         Consolidated Statements of Operations for the
                           Three and Nine Months Ended November 30, 2005 and 2006..................      5

                         Consolidated Statements of Cash Flows for the
                           Nine Months Ended November 30, 2005 and 2006............................      6

                         Notes to Consolidated Financial Statements................................      8

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS....................................     21

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                            MARKET RISK............................................................     32

                 ITEM 4. CONTROLS AND PROCEDURES...................................................     32


            PART II -- OTHER INFORMATION

                 ITEM 1.   LEGAL PROCEEDINGS.......................................................     33

                 ITEM 1A. RISK FACTORS.............................................................     33

                 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
                           AND USE OF PROCEEDS.....................................................     33

                 ITEM 6. EXHIBITS..................................................................     34

                 SIGNATURES........................................................................     35

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                               FEBRUARY 28,            NOVEMBER 30,
                                                                   2006                    2006
                                                           --------------------     -------------------

ASSETS

Current assets:
 Cash and cash equivalents ..........................           $ 16,280                 $ 13,878
 Restricted cash ....................................              1,488                       --
 Short-term investments .............................            160,799                  135,787
 Accounts receivable, net ...........................             88,671                  135,276
 Inventory ..........................................             96,150                   88,483
 Receivables from vendors ...........................              9,830                    9,578
 Prepaid expenses and other current assets ..........              6,023                   10,188
 Deferred income taxes ..............................              8,218                    8,217
                                                                --------                 --------
  Total current assets ..............................            387,459                  401,407

Investment securities ...............................             14,709                   12,200
Equity investments ..................................             11,834                   11,668
Property, plant and equipment, net ..................             18,799                   18,251
Excess cost over fair value of assets acquired ......             16,067                   17,514
Intangible assets ...................................             11,002                   11,184
Deferred income taxes ...............................              3,989                    5,617
Other assets ........................................              2,153                      650
                                                                --------                 --------
  Total assets ......................................           $466,012                 $478,491
                                                                ========                 ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                  FEBRUARY 28,            NOVEMBER 30,
                                                                                      2006                    2006
                                                                               --------------------      ----------------
                                                                               --------------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ....................................................            $   13,776              $   21,020
 Accrued expenses and other current liabilities ......................                17,907                  22,228
 Accrued sales incentives ............................................                 8,512                   9,932
 Income taxes payable ................................................                    --                     339
 Bank obligations ....................................................                 5,329                   4,346
 Current portion of long-term debt ...................................                 1,371                   1,522
                                                                                  -----------             -----------
  Total current liabilities ..........................................                46,895                  59,387

Long-term debt .......................................................                 5,924                   5,679
Capital lease obligation .............................................                 5,892                   5,810
Deferred compensation ................................................                 6,569                   7,304
                                                                                  -----------             -----------
  Total liabilities ..................................................                65,280                  78,180

Commitments and contingencies

Stockholders' equity:
 Preferred  stock, $50 par value; 50,000 shares authorized, issued and outstanding at February 28, 2006 with liquidation preference
   of $2,500. No shares issued or outstanding at November 30, 2006....                 2,500                      --
 Series preferred stock, $.01 par value; 1,500,000 shares authorized,
        no shares issued or outstanding ..............................                    --                      --
 Common stock:
  Class  A, $.01 par value; 60,000,000 shares authorized,
    21,520,346 and 21,662,346 shares issued, 20,131,794 and 19,968,694 shares outstanding at February 28, 2006 and November 30,
    2006, respectively ...............................................                  215                     217
  Class B convertible, $.01 par value; 10,000,000 shares
       authorized, 2,260,954 shares issued and outstanding ...........                    22                      22
 Paid-in capital .....................................................               263,008                 267,398
 Retained earnings ...................................................               148,427                 151,848
 Accumulated other comprehensive loss ................................                  (608)                 (2,187)
 Treasury stock, at cost, 1,388,552 and 1,693,652 shares of Class A common stock at February 28, 2006 and November 30, 2006,
      respectively ...................................................               (12,832)                (16,987)
                                                                                  -----------             -----------
Total stockholders' equity ...........................................               400,732                 400,311
                                                                                  -----------             -----------
Total liabilities and stockholders' equity ...........................            $  466,012              $  478,491
                                                                                  ===========             ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2006
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           NOVEMBER 30,                        NOVEMBER 30,
                                                                  --------------------------------     -----------------------------
                                                                         2005            2006               2005            2006
                                                                  --------------    --------------     -------------    ------------

Net sales ......................................................    $    156,290     $    151,833     $    423,736     $    360,556
Cost of sales ..................................................         146,586          126,462          378,968          299,332
                                                                    ------------     ------------     ------------     ------------
Gross profit ...................................................           9,704           25,371           44,768           61,224
                                                                    ------------     ------------     ------------     ------------

Operating expenses:
 Selling .......................................................           8,235            8,114           23,808           21,626
 General and administrative ....................................          13,500           13,649           38,126           36,682
 Engineering and technical support .............................           1,438            1,888            4,723            5,418
                                                                    ------------     ------------     ------------     ------------
  Total operating expenses .....................................          23,173           23,651           66,657           63,726
                                                                    ------------     ------------     ------------     ------------

Operating (loss) income ........................................         (13,469)           1,720          (21,889)          (2,502)
                                                                    ------------     ------------     ------------     ------------

Other income (expense):
 Interest and bank charges .....................................            (555)            (429)          (1,845)          (1,491)
 Equity in income of equity investees ..........................             397              659            1,989            2,423
 Other, net ....................................................             (85)           1,118            5,125            4,827
                                                                    ------------     ------------     ------------     ------------
  Total other (loss) income, net ...............................            (243)           1,348            5,269            5,759
                                                                    ------------     ------------     ------------     ------------

(Loss) income from continuing operations before taxes ..........         (13,712)           3,068          (16,620)           3,257
Income tax benefit .............................................           5,406              780           10,485              740
                                                                    ------------     ------------     ------------     ------------
Net (loss) income from continuing operations ...................          (8,306)           3,848           (6,135)           3,997

Net (loss) income from discontinued operations, net of tax .....          (1,990)               6           (2,251)            (576)
                                                                    ------------     ------------     ------------     ------------

Net (loss) income ..............................................    $    (10,296)    $      3,854     $     (8,386)    $      3,421
                                                                    ============     ============     ============     ============

Net (loss) income per common share (basic):
 From continuing operations ....................................    $      (0.37)    $       0.17     $      (0.28)    $       0.18
 From discontinued operations ..................................           (0.09)            --              (0.10)           (0.03)
                                                                    ------------     ------------     ------------     ------------
Net (loss) income per common share (basic) .....................    $      (0.46)    $       0.17     $      (0.38)    $       0.15
                                                                    ============     ============     ============     ============

Net (loss) income per common share (diluted):
 From continuing operations ....................................    $      (0.37)    $       0.17     $      (0.28)    $       0.18
 From discontinued operations ..................................           (0.09)              --            (0.10)           (0.03)
                                                                    ------------     ------------     ------------     ------------
Net (loss) income per common share (diluted) ...................    $      (0.46)    $       0.17     $      (0.38)    $       0.15
                                                                    ============     ============     ============     ============

Weighted-average common shares outstanding (basic) .............      22,649,819       22,234,399       22,352,866       22,345,183
                                                                    ============     ============     ============     ============
Weighted-average common shares outstanding (diluted) ...........      22,649,819       22,445,164       22,352,866       22,540,476
                                                                    ============     ============     ============     ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2006
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 2005              2006
                                                                                              -----------       ----------
                                                                                               (revised)
Cash flows from operating activities:
 Net (loss) income .........................................................................    $ (8,386)        $  3,421
 Net loss from discontinued operations .....................................................       2,251              576
                                                                                                --------         --------
 Net (loss) income from continuing operations ..............................................      (6,135)           3,997
 Adjustments to reconcile net (loss) income to net cash used in continuing operating activities:
  Depreciation and amortization ............................................................       2,878            2,863
  Bad debt expense (recovery) ..............................................................       1,389              (51)
  Equity in income of equity investees .....................................................      (1,989)          (2,423)
  Other than temporary impairment charge in investment .....................................       1,758               --
  Deferred income tax expense ..............................................................      (4,874)              --
  Non-cash compensation adjustment .........................................................         123              231
  Stock based compensation expense .........................................................          --              432
  Unrealized gain on trading security ......................................................      (2,455)              --
  Loss on disposal of property, plant and equipment ........................................           3               33
  Tax benefit on stock options exercised ...................................................       1,353              (22)
 Changes in  operating  assets and  liabilities  (net of assets and  liabilities acquired):
  Accounts receivable ......................................................................     (38,309)         (44,996)
  Inventory ................................................................................      12,624            8,562
  Receivables from vendors .................................................................      (2,818)             274
  Prepaid expenses and other ...............................................................      (1,804)          (2,502)
  Investment securities-trading ............................................................        (346)            (757)
  Accounts payable, accrued expenses, accrued sales incentives and other current
liabilities ................................................................................       3,143           12,412
  Income taxes payable .....................................................................     (10,827)             518
  Changes in assets and  liabilities of discontinued operations ............................         526               --
                                                                                                --------         --------
  Net cash  used in operating activities ...................................................     (45,760)         (21,429)

Cash flows from investing activities:
 Purchases of property, plant and equipment ................................................      (1,493)          (1,917)
 Proceeds from sale of property, plant and equipment .......................................           6               24
 Proceeds from distribution from an equity investee ........................................         969            2,589
 Purchase of short-term investments ........................................................     (62,000)         (66,905)
 Proceeds from sale of short-term investments ..............................................      92,747           91,900
 Purchase of patents .......................................................................          --             (475)
 Purchase of long term investment ..........................................................          --           (1,000)
 Proceeds from sale of Cellular business ...................................................      11,070               --
 Escrow payment for purchase of minority interest ..........................................      (1,702)              --
 Adjustment related to purchase of acquired business .......................................      (1,714)              --
 Cash provided by discontinued operations ..................................................          15               --
                                                                                                --------         --------
  Net cash provided by investing activities ................................................      37,898           24,216

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2006
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              2005             2006
                                                                                           -----------       ----------
Cash flows from financing activities:
 Borrowings from bank obligations ..................................................           1,100              --
 Repayments on bank obligations ....................................................          (1,765)           (1,425)
 Principal payments on capital lease obligation ....................................             (52)              (64)
 Proceeds from exercise of stock options and warrants ..............................           7,584             1,444
 Principal payments on debt ........................................................          (1,159)           (1,089)
 Repurchase of Class A common stock ................................................          (2,037)           (4,155)
 Repurchase of preferred stock .....................................................              --                (5)
 Tax benefit on stock options exercised ............................................              --                22
 Cash used in discontinued operations ..............................................             (61)               --
                                                                                            --------          --------
  Net cash provided by (used in) financing activities ..............................           3,610            (5,272)
                                                                                            --------          --------
Effect of exchange rate changes on cash ............................................            (208)               83
                                                                                            --------          --------
Net decrease in cash and cash equivalents ..........................................          (4,460)           (2,402)
Cash and cash equivalents at beginning of period ...................................          18,624            16,280
                                                                                            --------          --------
Cash and cash equivalents at end of period .........................................        $ 14,164          $ 13,878
                                                                                            ========          ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2006
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, accrued sales incentives and warranty reserves. A summary of the Company's significant accounting policies is identified in Note 1 of the Consolidated Financial Statements in the Company's Form 10-K for the year ended November 30, 2005. There have been no changes to the Company's significant accounting policies subsequent to November 30, 2005, except as discussed in
     Note 2 below.

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

     In February 2006, the Company changed its fiscal year end from November 30th to February 28th. The Company's current fiscal year began March 1, 2006 and ends on February 28, 2007. This quarterly report on Form 10-Q supplements the transition report on Form 10-Q for the three month transition period ended February 28, 2006 and compares the financial position as of November 30, 2006 to February 28, 2006 and the results of operations for the three and nine months ended November 30, 2006 of the fiscal year ending February 28, 2007 with the results of operations for the three and nine months ended November 30, 2005 from the fiscal year ended November 30, 2005.

     For the nine months ended November 30, 2005, the Company revised the operating, investing and financing activities of cash flows attributed to discontinued operations, to conform to the appropriate presentation, whereas in the prior periods it was reported on a combined basis as a single line within operating activities.

(2)  Accounting for Stock-Based Compensation
     ---------------------------------------

     The Company has various stock based compensation plans, which are more fully described in Note 11 of the Company's Form 10-K for the fiscal year ended November 30, 2005.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006

     Prior to December 1, 2005, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations while disclosing pro-forma net income (loss) and pro-forma net income (loss) per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
     Compensation ("SFAS No. 123")." Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. The Company issued all stock option grants with exercise prices equal to, or greater than, the market value of the underlying common stock on the date of grant. No compensation expense relating to the grant of such options was recognized in the consolidated statements of operations through November 30, 2005.

     Effective December 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant and be recognized as an expense over the requisite service period. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all unvested stock options outstanding. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of December 1, 2005 were fully vested and exercisable, there was no compensation expense recognized for options granted prior to the adoption of SFAS 123(R) in the consolidated statement of operations for the three and nine months ended November 30, 2006. Prior to adopting SFAS 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow, which was $1,353 for the nine months ended November 30, 2005. SFAS 123(R) requires tax benefits related to stock based compensation be presented as an operating activity outflow and finance activity inflow on a prospective basis, which was $22 for the nine months ended November 30, 2006.

     The following table illustrates the effect on net loss and net loss per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method during the three and nine months ended November 30, 2005.

                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         NOVEMBER 30, 2005            NOVEMBER 30, 2005
                                                                      ------------------------      -----------------------
Net loss
  As reported ...................................................            $(10,296)                      $ (8,386)
  Stock based compensation expense ..............................                (490)                          (490)
                                                                             --------                       --------
  Pro-forma .....................................................            $(10,786)                      $ (8,876)
                                                                             ========                       ========

Net loss per common share (basic and diluted)
  As reported ...................................................            $  (0.46)                      $  (0.38)
  Pro-forma .....................................................            $  (0.48)                      $  (0.40)


     The per share fair value of stock options granted during the three months ended November 30, 2005 was $2.51 on the date of grant. This fair value was determined using the Black-Sholes option-pricing model with the following assumptions:

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006

Expected dividend yeild ........................................       0%
Expected weighted average volatility yield .....................    19.4%
Risk-free interest rate ........................................    4.70%
Expected life (years) ..........................................     2.6

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

     (a)  Stock-Based Compensation Expense
          --------------------------------

          The Company recognized stock-based compensation for awards issued under the Company's Stock Option Plans in the following line items in the Consolidated Statement of Operations:

                                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                               NOVEMBER 30, 2006   NOVEMBER 30, 2006
                                                              ------------------   -----------------
Cost of sales ............................................          $ 21                $ 21
Selling expenses .........................................           156                 156
General and administrative expenses ......................           207                 245
Engineering and technical support ........................            10                  10
                                                                    ----                ----
Stock-based compensation expense before income
tax benefit...............................................          $394                $432
                                                                    ====                ====

          The Company uses the Black-Scholes option pricing model to estimate the fair value of stock based compensation awards with the following assumptions for the three months ended November 30, 2006:

                                                              THREE MONTHS ENDED
                                                               NOVEMBER 30, 2006
                                                              ------------------

Dividend yield .............................................               0%
Weighted-average expected volatility .......................           49.90%
Risk-free interest rate ....................................            4.67%
Expected life of options (in years) ........................             2.00

          Options granted during the three and nine months ended November 30, 2006 vested immediately, had exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of two years. The per share fair value of stock options granted during the three months ended November 30, 2006 was $4.15.

          The expected dividend yield is based on historical and projected dividend yields. The Company estimates expected volatility based primarily on historical daily price changes of the Company's stock equal to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006

          years the Company estimates the options will be outstanding prior to exercise based on employment termination behavior.

          Information regarding the Company's stock options and warrants is summarized below:

                                                                                    WEIGHTED            WEIGHTED
                                                                                     AVERAGE            AVERAGE
                                                                                    EXERCISE           REMAINING
                                                         NUMBER OF SHARES             PRICE         CONTRACTUAL LIFE
                                                        --------------------      --------------    -----------------
Outstanding and exercisable at
February 28, 2006 ..................................         2,197,152             $   12.04
  Granted ..........................................           105,000                 13.42
  Exercised ........................................          (142,000)                10.16
  Forfeited/expired ................................           (17,500)                14.34
                                                                                   ---------
Outstanding and exercisable at
November 30, 2006 ..................................         2,142,652             $   12.21                1.84
                                                             ==========            =========                ====

          At November 30, 2006, the Company had no unrecognized compensation cost as all stock options were fully vested.


(3)  Discontinued Operations
     -----------------------

     On February 25, 2005, the Company entered into a plan to discontinue ownership of Audiovox Malaysia ("AVM") due to increased competition from non local OEM's and deteriorating credit quality of local customers. The Company completed the sale of AVM on November 7, 2005. The net loss from discontinued operations for the three and nine months ended November 30, 2006 is primarily due to legal and related costs associated with contingencies pertaining to the Company's discontinued Cellular business offset by associated income tax benefits (see Note 17).

     The following is a summary of the results of the discontinued operations:

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     NOVEMBER 30,               NOVEMBER 30,
                                                               ---------------------     -------------------------
                                                                  2005       2006           2005         2006
                                                               ---------   ---------     ---------    ----------
Net sales from discontinued operations .....................    $   624          --       $ 2,690          --
                                                                =======     =======       =======      =======

Loss from discontinued operations before income taxes ......    $   (63)    $  (148)      $  (493)     $  (886)
Recovery of income taxes ...................................        152         154           321          310
                                                                -------     -------       -------      -------
                                                                     89           6          (172)        (576)
Loss on sale of business, net of tax .......................     (2,079)         --        (2,079)          --
                                                                -------     -------       -------      -------
Net (loss) income from discontinued operations .............    $(1,990)    $     6       $(2,251)     $  (576)
                                                                =======     =======       =======      =======

(4)  Net Income (Loss) Per Common Share
     ----------------------------------

     Basic net income (loss) per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006

     There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share. A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        NOVEMBER 30,                       NOVEMBER 30,
                                                              ---------------------------------    ------------------------------
                                                                  2005               2006              2005             2006
                                                              --------------    ---------------    -------------    -------------
Weighted-average common shares outstanding (basic) ........     22,649,819        22,234,399        22,352,866       22,345,183
Effect of dilutive securities:
 Stock options and warrants ...............................             --           210,765                --          195,293
                                                                ----------        ----------        ----------       ----------
Weighted-average common shares and potential common
shares outstanding (diluted) ..............................     22,649,819        22,445,164        22,352,866       22,540,476
                                                                ==========        ==========        ==========       ==========

     Stock options and warrants totaling 1,004,890 and 1,013,000 for the three months ended November 30, 2005 and 2006, respectively, and 815,897 and 1,209,635 for the nine months ended November 30, 2005 and 2006, respectively, were not included in the net income (loss) per diluted share calculation because these options and warrants were anti-dilutive or the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods.

(5)  Accumulated Other Comprehensive Loss
     ------------------------------------

     Accumulated other comprehensive loss of $608 and $2,187 at February 28, 2006 and November 30, 2006, respectively, includes the net accumulated unrealized gain (loss) on the Company's available-for-sale investment securities of $331 and $(2,328) at February 28, 2006 and November 30, 2006, respectively, and foreign currency translation (loss) gain of $(939) and $141 at February 28, 2006 and November 30, 2006, respectively.

     The Company's total comprehensive (loss) income was as follows:

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  NOVEMBER 30,                 NOVEMBER 30,
                                                                          ---------------------------    ------------------------
                                                                              2005            2006           2005          2006
                                                                          ------------    -----------    -----------    ---------

Net income (loss) ..................................................       $(10,296)       $  3,854        $ (8,386)     $  3,421

Other comprehensive (loss) income:
 Foreign currency translation adjustments (see disclosure
  below) ...........................................................          1,012             200             106         1,080
 Unrealized holding gain (loss) on available-for-sale
  investment securities arising during the period, net of tax ......            173            (264)           (176)       (2,659)
                                                                           --------        --------        --------      --------
Other comprehensive  income (loss), net of tax .....................          1,185             (64)            (70)       (1,579)
                                                                           --------        --------        --------      --------

Total comprehensive (loss) income ..................................       $ (9,111)       $  3,790        $ (8,456)     $  1,842
                                                                           ========        ========        ========      ========

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006

                                                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                NOVEMBER 30, 2005    NOVEMBER 30, 2005
                                                                               ------------------    -----------------
Disclosure of reclassification amount:
  Unrealized foreign currency translation loss ..............................         $  (353)              $(1,259)
  Less: reclassification adjustments for realized foreign
   currency translation loss included in net income (loss)
   from discontinued operations .............................................          (1,365)               (1,365)
                                                                                      -------               -------
Net unrealized foreign currency translation gain ............................         $ 1,012               $   106
                                                                                      -------               -------

     The changes in the net unrealized holding gain (loss) on available-for-sale investment securities arising during the periods presented above are net of tax provisions (benefits) of $106 and $(162) for the three months ended November 30, 2005 and 2006, respectively and $(108) and $(1,630) for the nine months ended November 30, 2005 and 2006, respectively.

(6)  Inventory Writedown
     -------------------

     The Company recorded a $9,972 inventory write-down during the three months ended November 30, 2005, which was primarily related to an $8,775 charge due to the discontinuance of certain products within select product lines. This write-down was the result of the Company completing its review of: a) holiday season inventory and sales projections, b) products which were at the end of their product life cycle and c) market information obtained from industry competitors and customers regarding pricing and product demand at a Consumer Electronics trade show.

(7)  Non-Cash Transactions/Changes in Stockholders' Equity
     -----------------------------------------------------

     Non-Cash Transactions
     ---------------------

     During the nine months ended November 30, 2005 and 2006, the Company recorded a non-cash compensation adjustment of $123 and $231 respectively, related to the rights under call/put options previously granted to certain employees.

     During the nine months ended November 30, 2006, the Company released its restricted cash balance for the purchase of Audiovox Venezuela's minority interest (see Note 17).

     During the three months ended November 30, 2005, the Company recorded an-other-than temporary impairment charge of $1,758 for its investment in CellStar common stock and such charge has been included in other income (expense) on the accompanying consolidated statement of operations.

     Changes in Stockholders Equity
     ------------------------------

     During the nine months ended November 30, 2006, the Company purchased 305,100 shares of treasury stock for $4,155.

     During the nine months ended November 30, 2006, 142,000 shares of Class A common stock were issued in connection with the exercise of stock options and warrants resulting in proceeds of $1,444.

     In August 2006, the Company repurchased all 50,000 outstanding shares of preferred stock (the "shares") from the original shareholder for $5 and retired the shares upon repurchase. The $2,495 difference between the repurchase price and book value of the shares is included in paid in capital in the accompanying consolidated balance sheet at November 30, 2006.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006


(8)  Business Acquisition
     --------------------

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

(9)  Goodwill and Other Intangible Assets
     ------------------------------------

     The change in goodwill for the period is as follows:

Balance at February 28, 2006 .....................................       $16,067
Purchase of Venezuela minority interest (see Note 17) ............         1,447
                                                                         -------
Balance at November 30, 2006 .....................................       $17,514
                                                                         =======

     At February 28, 2006, intangible assets consisted of the following:

                                                                    GROSS
                                                                   CARRYING           ACCUMULATED           TOTAL NET
                                                                    VALUE            AMORTIZATION           BOOK VALUE
                                                               ---------------    ------------------    ------------------
                                                               ---------------    ------------------    ------------------

Patents subject to amortization ..........................         $   150            $    18               $   132
Trademarks/Tradenames not subject to
amortization .............................................          10,042                 --                10,042
Contract subject to amortization .........................           1,104                276                   828
                                                                   -------            -------               -------
                                                                   -------            -------               -------
  Total ..................................................         $11,296            $   294               $11,002
                                                                   =======            =======               =======
     At November 30, 2006, intangible assets consisted of the following:

                                                                    GROSS
                                                                   CARRYING           ACCUMULATED           TOTAL NET
                                                                    VALUE            AMORTIZATION           BOOK VALUE
                                                               ---------------    ------------------    ------------------

Patents subject to amortization ..........................         $   625            $   145               $   480
Trademarks/Tradenames  not subject to
amortization .............................................          10,042                 --                10,042
Contract subject to amortization .........................           1,104                442                   662
                                                                   -------            -------               -------
  Total ..................................................         $11,771            $   587               $11,184
                                                                   =======            =======               =======

     During the nine months ended November 30, 2006, the Company purchased $475 of patents subject to amortization with estimated useful lives ranging from twenty-four to forty-five months.

     The Company recorded amortization expense of $244 and $103 for the three months ended November 30, 2005 and 2006, respectively and $232 and $225 for the nine months ended November 30, 2005 and 2006, respectively. The estimated aggregate amortization expense for the cumulative five years ending November 30, 2011 amounts to $1,096.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006

(10) Equity Investments
     ------------------

     As of February 28, 2006 and November 30, 2006, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV's and van conversions.

     The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

                                                FEBRUARY 28,        NOVEMBER 30,
                                                    2006                2006
                                                ------------        ------------

Current assets .............................       $24,007           $24,309
Non-current assets .........................         4,339             4,501
Current liabilities ........................         4,678             5,474
Members' equity ............................        23,668            23,336

                                                         NINE MONTHS ENDED
                                                            NOVEMBER 30,
                                                         -----------------
                                                     2005              2006
                                                    -------          -------

Net sales ..................................       $38,927           $45,072
Gross profit ...............................         8,616            13,480
Operating income ...........................         4,019             4,058
Net income .................................       $ 4,034           $ 4,846

     The Company's share of income from ASA for the nine months ended November 30, 2005 and 2006, was $2,017 and $2,423 respectively. In addition, the Company received distributions from ASA totaling $2,589 during the nine months ended November 30, 2006, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheet.

(11) Bliss-tel Investment
     --------------------

     On December 13, 2004, Bliss-tel Public Company Limited ("Bliss-tel") issued 230,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owns 30,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. In addition, on July 21, 2005, the Company received 9,000,000 warrants ("the warrants") which may be exercised beginning on September 29, 2006, and expire on July 17, 2012. Each warrant is exercisable into one share of Bliss-tel common stock at an exercise price of 8 baht per share. Beginning in the quarter ended February 28, 2005, the Company accounted for the Bliss-tel investment as a trading security in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" whereby the unrealized holding gains and losses of Bliss-tel stock were included in earnings. As a result of this transaction, the Company recorded a net gain of $2,455 for the nine months ended November 30, 2005, which is included in other income on the accompanying consolidated statements of operations.

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006

(12) Income Taxes
     ------------

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

     The effective tax rate from continuing operations for the three and nine months ended November 30, 2006 was a tax benefit of 25.4% and 22.7% respectively, compared to 39.4% and 63.1% in the comparable prior periods. The Company's effective tax rate for the three and nine months ended November 30, 2006 is less than the statutory rate as a result of tax exempt interest income earned on short term investments. The effective tax rate for the nine months ended November 30, 2005 was favorably impacted by $3,307 in tax accrual reductions due to the completion of certain tax examinations for the years 1994 through 2000.

(13) Accrued Sales Incentives
     ------------------------

     A summary of the activity with respect to sales incentives is provided below:

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  NOVEMBER 30,                        NOVEMBER 30,
                                                        ----------------------------------    ------------------------------
                                                             2005                 2006           2005               2006
                                                        ----------------       -----------    ------------        ----------

Opening balance .....................................       $  7,919            $  7,405        $  5,450          $  8,512
Accruals ............................................          6,418               5,614          16,749 *          11,797
Payments and credits ................................         (3,843)             (2,559)        (10,858)           (8,585)
Reversals for unearned sales incentive ..............           (270)               (451)           (275)           (1,152)
Reversals for unclaimed sales incentives ............           (398)                (77)         (1,240)             (640)
                                                            --------             --------        --------          --------
Ending balance ......................................       $  9,826            $  9,932        $  9,826          $  9,932
                                                            ========             ========        ========          ========

     * Includes $1,255 of accrued sales incentives acquired from Terk.

(14) Product Warranties and Product Repair Costs
     -------------------------------------------

     The following table provides a summary of the activity with respect to product warranties and product repair costs:

                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                 NOVEMBER 30,                    NOVEMBER 30,
                                                                          -------------------------        -------------------------
                                                                             2005            2006            2005            2006
                                                                          ----------      ---------        ---------       ---------

Opening balance ....................................................       $ 11,314        $  8,576        $ 11,394        $  9,947
Liabilities accrued for warranties issued during the
period .............................................................          2,099           2,864           4,698           6,019
Warranty claims paid during the period .............................         (3,084)         (2,283)         (5,763)         (6,809)
                                                                           --------        --------        --------        --------
Ending balance .....................................................       $ 10,329        $  9,157        $ 10,329        $  9,157
                                                                           ========        ========        ========        ========

(15) Financing Arrangements
     ----------------------

     The Company has the following financing arrangements:

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006


                                                     FEBRUARY 28,   NOVEMBER 30,
                                                         2006           2006
                                                     ------------   ------------
Bank Obligations

Domestic bank obligation (a) ......................    $ --             $ --
Venezuela bank obligations (b) ....................       956            372
Euro Asset-Based lending obligation (c) ...........     4,373          3,974
                                                       ------         ------
Total bank obligations ............................    $5,329         $4,346
                                                       ======         ======

Debt

Euro term loan agreement (d) ......................    $6,282         $5,835
Other (e) .........................................     1,013          1,366
                                                       ------         ------
Total debt ........................................    $7,295         $7,201
                                                       ======         ======


     (a)  Domestic Bank Obligations
          -------------------------

          At November 30, 2006, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on August 31, 2007 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of February 28, 2006 and November 30, 2006, no direct amounts are outstanding under this agreement. At November 30, 2006, the Company had $9,197 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

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

     (c)  Euro Asset-Based Lending Obligation
          -----------------------------------

          The  Company  has  a  16,000  Euro   accounts   receivable   factoring
          arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 25, 2007 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2006, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

     (d)  Euro Term Loan Agreement
          ------------------------

          On September 2, 2003, Audiovox Germany borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5-year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. Tranche B

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006

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

          Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox Germany on all brands and trademarks of Audiovox Germany. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings and/or call the loan. The short and long term amounts outstanding under this agreement were $1,371 and $4,911, respectively, at February 28, 2006 and $1,522 and $4,313 respectively, at November 30, 2006.

     (e)  Other Debt
          ----------

          This amount represents a call/put option owed to certain employees of Audiovox Germany.

(16) Other Income (Loss)
     -------------------

     Other income (loss) is comprised of the following:

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               NOVEMBER 30,                        NOVEMBER 30,
                                                     ----------------------------------    ------------------------------
                                                          2005               2006               2005             2006
                                                     ---------------    ---------------    ---------------   ------------

CellStar Impairment (see Note 7) ................          $(1,758)         $    --            $(1,758)         $    --
Bliss-tel (see Note 11) .........................             --                 --              2,455               --
Interest income .................................              873            1,397              2,950            4,681
Rental income ...................................              163              138                457              414
Miscellaneous ...................................              637             (417)             1,021             (268)
                                                           -------          -------            -------          -------
Total Other, net ................................          $   (85)         $ 1,118            $ 5,125          $ 4,827
                                                           =======          =======            =======          =======

(17) Commitments and Contingencies
     -----------------------------

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

     In November 2004, several purported double derivative, derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County challenging approximately $27,000 made in payments from the proceeds of the Asset Sale to UTStarcom, Inc. These actions were subsequently consolidated into a single derivative complaint (the "Complaint"), In re Audiovox Corporation Derivative Litigation. The Complaint challenges the payment of $16,000 to Mr. Christopher pursuant to a Personally Held Intangibles Agreement, an additional $4,000 to Mr. Christopher pursuant to an Agreement and General Release, $1,916 to Mr. Shalam pursuant to an amendment to his Long-Term Incentive Award, $5,000 distributed to ACC employees other than Mr. Christopher and the extension of certain options to Mr. Christopher. The Complaint alleges that: (i) the payments should be rescinded on grounds including, inter alia, material misrepresentation, breach of fiduciary duty and mistake, (ii) the recipients of the various payments were unjustly enriched, and (iii) the directors of Audiovox breached their fiduciary duties to Audiovox and its shareholders. This matter has been settled in principle for an estimated payment of $6,750 to the Company (less plaintiffs' legal fees, costs of notice and mailing, etc., all to be determined). The parties expect to submit settlement papers to the Court of Chancery not later than February of 2007. The settlement will not become final until notice to stockholders, a hearing and Court of Chancery approval. As this represents a gain contingency, these amounts will not be recorded until received and such amount will be recorded with in discontinued operations when received.

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006

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

     During fiscal 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association. The matter was submitted to mediation and settled in fiscal 2005. The agreement provided for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership. In addition, the Company and Respondents will release all claims. As of February 28, 2006, $250 was paid to the Respondents and the remaining balance (which includes accrued interest), was included in restricted cash on the accompanying consolidated balance sheet. In April 2006, all closing conditions were satisfied and the remaining balance in restricted cash was paid to the Respondents. This purchase of minority interest was recorded as goodwill on the accompanying consolidated balance sheet in accordance with FASB Statement 141 "Business Combinations" (see Note 9). As such, this matter has been completed and the Company has full ownership of Audiovox Venezuela.

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

(18) New Accounting Pronouncements
     -----------------------------

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

                      AUDIOVOX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006




(19) Subsequent Event
     ----------------

     On December 21, 2006, the Company entered into a definitive agreement (the "Agreement") with Thomson ("Thomson"). Under the Agreement, the Company will acquire Thomson's Americas consumer electronics accessory business as well as rights to the RCA brand for consumer electronics accessories. The Company anticipates that the transaction will close in early 2007.

     As consideration for Thomson's Americas consumer electronics accessory business , the Company agreed to pay Thomson $50,000 plus a five (5) year fee related to the RCA brand in connection with future sales of consumer electronics accessories.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2006. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements".

     In February 2006, we changed our fiscal year end from November 30th to February 28th. Our current fiscal year began March 1, 2006 and ends on February 28, 2007. This quarterly report on Form 10-Q for our new fiscal year supplements our transition report on Form 10-Q for the three month transition period ended February 28, 2006 and compares our financial position as of November 30, 2006 to February 28, 2006 and the results of operations for the three and nine months ended November 30, 2006 of our new fiscal year ending February 28, 2007 with the results of operations for the three and nine months ended November 30, 2005 from the fiscal year ended November 30, 2005.

     Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations.


BUSINESS OVERVIEW

     We operate through one reportable segment, the Electronics Group, which consists of five wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc., Audiovox German Holdings GmbH and Audiovox Venezuela, C.A. and market our products under the Audiovox(R) brand name and other brand names, such as Jensen(R), Acoustic Research(R), Phase Linear(R), Advent(R), Prestige(R), Pursuit(R), Code-Alarm(R), Car Link(R), Movies 2 Go(R), Terk(R), Magnate(R), Mac Audio(R), and Heco(R), as well as private labels and original equipment manufacturers through a large domestic and international distribution network. Our products are broken down into two major categories: Mobile Electronics and Consumer Electronics.

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

RESULTS OF OPERATIONS

     As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and nine months ended November 30, 2005 and 2006. We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

THREE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED
-----------------------------------------------------------------------
NOVEMBER 30, 2006
-----------------

Continuing Operations
---------------------

     The following tables set forth, for the periods indicated, certain statement of operations data for the three months ended November 30, 2005 and 2006.

Net Sales

                                                              $           %
                                    2005        2006       CHANGE      CHANGE
                                  --------    --------    --------    --------

Mobile Electronics ...........    $ 93,151    $ 88,545    $(4,606)      (4.9)%
Consumer Electronics .........      63,139      63,288        149        0.2 %
                                  --------    --------    -------       -----
  Total net sales ............    $156,290    $151,833    $(4,457)      (2.9)%
                                  ========    ========    =======       =====

     Mobile Electronics, which represented 58.3% of net sales, was impacted by the absence of Prestige and Video-in-a-Bag sales, which were the result of our decision to exit those product lines at the end of 2005. Mobile sales were also adversely affected by lower average selling prices in our mobile multi media line due to the maturing of the category and increased competition in the market. This decrease was partially offset by increases in our Phase Linear and Satellite radio product lines as well as Audiovox Germany and Code Systems.

     Consumer Electronics sales represented 41.7% of net sales for the three months ended November 30, 2006. Unit sales in both the portable DVD and LCD categories increased however, the increases were partially offset by lower average selling prices, which continue to affect these categories.

     Sales incentive expense decreased $664 to $5,086 for the three months ended November 30, 2006 as a result of a decline in sales partially offset by a $140 decline in reversals. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                                             2005           2006
                                         -----------     ----------

Gross profit ........................     $  9,704       $  25,371
Gross margins .......................         6.2%           16.7%

     Gross margins increased to 16.7% for the three months ended November 30, 2006 as compared to 6.2% for the prior period. Gross margins were favorably impacted by a $9,012 decrease (or 5.9% favorable impact) in inventory write downs as a result of an inventory adjustment of $8,775 recorded in the prior year related to the discontinuance of certain products within select product lines. The increase in gross margins is also due to reduced freight charges, improved margins in the mobile electronics category and improved inventory management.

Operating Expenses and Operating (Loss) Income

                                                                                           $               %
                                                         2005             2006          CHANGE           CHANGE
                                                      -----------     -----------     ----------       ----------

Operating expenses:
 Selling .........................................     $  8,235        $  8,114         $   (121)         (1.5)%
 General and administrative ......................       13,500          13,649              149           1.1
 Engineering and technical support ...............        1,438           1,888              450          31.3
                                                                       --------         --------         -----
  Total operating expenses .......................     $ 23,173        $ 23,651         $    478           2.1 %
                                                                       --------         --------         -----

Operating (loss) income ..........................     $(13,469)       $  1,720         $ 15,189         112.8 %

     Operating expenses increased $478 or 2.1% for the three months ended November 30, 2006, as compared to 2005. As a percentage of net sales, operating expenses increased to 15.6% for the three months ended November 30, 2006, from 14.8% in 2005. Stock-based compensation expense of $373 and legal settlements of $1,588 is included in operating expenses for the three months ended November 30, 2006.

     Selling expenses decreased $121 or 1.5% due to a $566 decrease in advertising as a result of reduced consumer and print media advertisements based on changes in marketing programs. This decrease was partially offset by a $443 increase in salesman salaries due to stock based compensation expense of $156 and increased fixed compensation for salesmen.

     General and administrative expenses increased $149 or 1.1% due to the following:

     o a $1,106 increase in professional fees due to $1,588 in legal settlements from claims by licensors during the three months ended November 30, 2006 partially offset by a reduction in audit, legal and consulting costs, and
     o a $222 increase in employee benefits primarily due to increased medical costs and increased employer contributions to the Company's 401(k) plan.

     The above increases were partially offset by:

     o A $927 decline in bad debt expense due to improved collectibility of accounts receivable and a reduction in the accounts receivable balance as a result of the decline in sales, and
     o increased MIS billings of $236 for services performed in connection with a third party service agreement.

     Engineering and technical support expenses increased $450 or 31.3% due to an increase in direct labor as a result of wage increases and increased labor costs.

     As a result of increased gross margins, we recorded operating income of $1,720 for the three months ended November 30, 2006 compared to an operating loss of $13,469 in 2005.

Other (Expense) Income

                                                                                            $             %
                                                            2005            2006          CHANGE         CHANGE
                                                        -----------      ----------      ----------    -----------

Interest and bank charges ...........................     $  (555)         $  (429)       $   126           22.7%
Equity in income of equity investees ................         397              659            262           66.0
Other, net ..........................................         (85)           1,118          1,203        1,415.3
                                                          -------          -------        -------        -------
Total other (expense) income, net ...................     $  (243)         $ 1,348        $ 1,591          654.7%
                                                          =======          =======        =======        =======

     Interest and bank charges decreased due to reductions in outstanding bank obligations and long term debt. Interest and bank charges represent expenses for debt and bank obligations of Audiovox Germany and Venezuela and interest for a capital lease.

     Equity in income of equity investees increased due to increased equity income of Audiovox Specialized Applications, Inc. ("ASA") as a result of increased gross margins in the Jensen Audio and Voyager product lines.

     Other income increased due to a $1,758 other than temporary impairment charge recorded for the CellStar investment during the three months ended November 30, 2005 as a result of the extended decline in stock price of this investment. In addition, other income was favorably impacted by increased interest income as a result of increased short-term investments and higher interest rates as compared to the prior year.

Income Tax Benefit

     The effective tax rate for the three months ended November 30, 2006 was a benefit of 25.4% compared to a benefit of 39.4% in the prior period. The interest income earned on our short-term investments is tax exempt, which results in our effective tax rate being less than the statutory rate.

Income (Loss) from Discontinued Operations

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations:

                                                                 NOVEMBER 30,
                                                           ---------------------
                                                              2005        2006
                                                           ---------   ---------
Net sales from discontinued operations ..................   $   624     $    --
                                                            =======     =======

Loss from discontinued operations before income taxes ...   $   (63)    $  (148)
Recovery of income taxes ................................       152         154
                                                            -------     -------
                                                                 89           6
Loss on sale of business, net of tax ....................    (2,079)         --
                                                            -------     -------
Net income (loss) from discontinued operations ..........   $(1,990)    $     6
                                                            =======     =======

     Included in loss from discontinued operations for the three months ended November 30, 2005 is the financial results of Audiovox Malaysia which was sold on November 7, 2005. The income from discontinued operations for the three months ended November 30, 2006 is primarily due to legal and related costs offset by associated income tax benefits pertaining to our discontinued Cellular business.

Net Income (Loss)

     Net loss for the three months ended November 30, 2005 was $10,296 compared to net income of $3,854 in 2006. Loss per share for the three months ended November 30, 2005 was $0.46 (diluted) as compared to income per share of $0.17 (diluted) for 2006. Net income (loss) was favorably impacted by sales incentive reversals of $668 ($405 after taxes) and $528 ($343 after taxes) for the three months ended November 30, 2005 and 2006, respectively.

NINE MONTHS ENDED NOVEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED
------------------------------------------------------------------------
NOVEMBER 30, 2006
-----------------

Continuing Operations
---------------------

     The following tables set forth, for the periods indicated, certain statement of operations data for the nine months ended November 30, 2005 and 2006.

Net Sales

                                                                                   $              %
                                                   2005             2006         CHANGE        CHANGE
                                                ----------      -----------     ---------    ----------

Mobile Electronics ......................        $264,677         $238,990      $(25,687)       (9.7)%
Consumer Electronics ....................         159,059          121,566       (37,493)      (23.6)%
                                                 --------         --------      ---------      -------
  Total net sales .......................        $423,736         $360,556      $(63,180)      (14.9)%
                                                 ========         ========      =========      =======

     Mobile Electronics, which represented 66.3% of net sales, were impacted by the absence of Prestige and Video-in-a-Bag sales, which were the result of our decision to exit those product lines at the end of 2005. In addition, insolvency of one of the Company's vendors and decline in satellite radio sales as a result of a Federal Communications Commission ("FCC") compliance issue, which was resolved in September 2006, caused Mobile sales to decline. Mobile sales were also adversely impacted by lower average selling prices in our mobile multi-media line due to the maturing of the category and increased competition in the market. This decrease was partially offset by increased sales in Phase Linear, Audiovox Germany and Code Systems.

     Consumer Electronics sales represented 33.7% of net sales for the nine months ended November 30, 2006. Unit sales in both the portable DVD and LCD categories increased however, the increases were partially offset by lower selling average selling prices, which continue to affect these categories. In addition, during fiscal 2006, the Company elected to eliminate low margin retail programs which adversely impacted Consumer sales.

     Sales incentive expense decreased $3,974 to $10,005 for the nine months ended November 30, 2006 as a result of a decline in sales and increased reversals of $277. The increase in reversals is primarily due to an increase in reversals of unearned sales incentives as a result of large retail customers not reaching minimum sales targets required to earn sales incentive funds. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                                                   2005            2006
                                                -----------     -----------

Gross profit .........................           $  44,768       $  61,224
Gross margins ........................               10.6%           17.0%

     Gross margins increased to 17.0% for the nine months ended November 30, 2006 as compared to 10.6% for the prior period. Gross margins were favorably impacted by an $11,980 decrease (or 3.3% favorable impact) in inventory write downs as a result of a $3,789 inventory adjustment related to satellite radio inventory and an $8,775 adjustment related to the discontinuance of certain products within select product lines recorded in the prior year. The increase in gross margins is also due to improved margins in the mobile category and improved inventory management.

Operating Expenses and Operating Loss

                                                                                               $                %
                                                                 2005           2006         CHANGE            CHANGE
                                                             -----------    ------------   -----------      -----------
Operating expenses:
 Selling .............................................         $ 23,808       $ 21,626       $ (2,182)           (9.2)%
 General and administrative ..........................           38,126         36,682         (1,444)           (3.8)
 Engineering and technical support ...................            4,723          5,418            695            14.7
                                                                              --------       --------            -----
  Total operating expenses ...........................         $ 66,657       $ 63,726       $ (2,931)           (4.4)%
                                                                              --------       --------            ------

Operating loss .......................................         $(21,889)      $ (2,502)      $ 19,387           (88.6)%

     Operating expenses decreased $2,931 or 4.4% for the nine months ended November 30, 2006, as compared to 2005. As a percentage of net sales, operating expenses increased to 17.7% for the nine months ended November 30, 2006, from 15.7% in 2005 due to the decline in sales during the period. Stock-based compensation expense of $411 and legal settlements of $1,588 is included in operating expenses for the nine months ended November 30, 2006.

     Selling expenses decreased $2,182 or 9.2% primarily due to a $1,643 decrease in commission expense as a result of the decline in commissionable sales. The remaining decline in selling expenses is primarily due to a decline in consumer and print media advertisements.

     General and administrative expenses decreased $1,444 or 3.7% due to the following:

     o $217 decrease in professional fees due to reduced audit, legal and consulting costs, partially offset by $1,588 in legal settlements from claims by licensors during the three months ended November 30, 2006,

     o $1,440 decrease in bad debt expense due to a decline in the accounts receivable balance and improved collectibility efforts. The Company does not consider this to be a trend in the overall accounts receivable,

     o a decline in salaries and headcount as a result of the 2005 overhead reduction plan which resulted in a one-time severance charge of $471 recorded in the prior year, and

     o increased MIS billings of $526 for services performed in connection with a transition service agreement.

     The above decreases were partially offset by a $1,286 increase in employee benefits due to increased medical costs and increased employer contributions to the Company's 401(k) plan, and a $400 reduction in the prior year for legal costs as a result of a Venezuela legal claim that was withdrawn from the court.

     Engineering and technical support expenses increased $695 or 14.7% due to an increase in direct labor as a result of wage increases and increased labor costs.

Other Income (Expense)

                                                                                                $             %
                                                               2005            2006          CHANGE         CHANGE
                                                           -----------      ----------      ----------    -----------

Interest and bank charges ...............................    $(1,845)         $(1,491)      $   354            19.2%
Equity in income of equity investees ....................      1,989            2,423           434            21.8
Other, net ..............................................      5,125            4,827          (298)           (5.8)
                                                                              -------       -------            -----
Total other income, net .................................    $ 5,269          $ 5,759       $   490             9.3%
                                                             =======          =======       =======            =====

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

     Other income declined due to a one time $2,455 unrealized gain recorded during the nine months ended November 30, 2005 in connection with the Bliss-tel investment partially offset by an other than temporary impairment charge of $1,758 recorded for the CellStar investment during the nine months ended November 30, 2005. The decline in other income was further offset by increased interest income as a result of increased short-term investment holdings and higher interest rates as compared to the prior year.

Income Tax Benefit

     The effective tax rate for the nine months ended November 30, 2006, was a benefit of 22.7% compared to a benefit of 63.1% in the prior period. The interest income earned on our short-term investments is tax exempt, which results in our effective tax rate being less than the statutory rate. The tax benefit for 2005 was positively impacted by the favorable outcome of $3,307 in tax accrual reductions due to the completion of certain tax examinations.

Loss from Discontinued Operations

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations:

                                                                               NINE MONTHS ENDED
                                                                                 NOVEMBER 30,
                                                                      ------------------------------------
                                                                           2005                2006
                                                                      ----------------    ----------------
Net sales from discontinued operations ............................       $ 2,690            $    --
                                                                          =======            =======

Loss from discontinued operations before income taxes .............       $  (493)           $  (886)
Recovery of income taxes ..........................................           321                310
                                                                          -------            -------
                                                                             (172)              (576)
Loss on sale of business, net of tax ..............................        (2,079)                --
                                                                          -------            -------
Net loss from discontinued operations .............................       $(2,251)           $  (576)
                                                                          =======            =======

     Included in loss from discontinued operations for the nine months ended November 30, 2005 is the financial results of Audiovox Malaysia which was sold on November 7, 2005. The loss from discontinued operations for the nine months ended November 30, 2006 is primarily due to legal and related costs associated with contingencies pertaining to our discontinued Cellular business.

Net Income (Loss)

     Net loss for the nine months ended November 30, 2005 was $8,386 compared to net income of $3,421 in 2006. Loss per share for the nine months ended November 30, 2005 was $0.38 (diluted) as compared to income per share of $0.15 (diluted) for 2006. Net income (loss) was favorably impacted by sales incentive reversals of $1,515 ($954 after taxes) and $1,792 ($1,165 after taxes) for the nine months ended November 30, 2005 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flows, Commitments and Obligations
---------------------------------------

     As of November 30, 2006, we had working capital of $342,020, which includes cash and short-term investments of $149,665 compared with working capital of $340,564 at February 28, 2006, which included cash and short-term investments of $177,079. The decrease in short-term investments is primarily due to increased inventory purchases to fulfill holiday season sales orders and increased accounts receivable which are expected to be collected during the three months ended February 28, 2007. We plan to utilize our current cash position as well as collections from accounts receivable to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions. We expect to utilize approximately $50,000 of our cash and short-term investments to acquire the Thomson Americas electronics accessory business during the three months ended February 28, 2007.

     Operating activities used cash of $21,429 for the nine months ended November 30, 2006 compared to $45,760 in 2005. Net income from continuing operations for the nine months ended November 30, 2006 was $3,997 compared to a net loss of $6,135 in the prior year. The decrease in cash used by operating activities as compared to the prior year was also due to a decline in payments for accounts payable and income taxes.

The following significant fluctuations in the balance sheet accounts impacted cash flows from operations:

     o Cash flows from operating activities for the nine months ended November 30, 2006 were unfavorably impacted by an increase in accounts receivable primarily from holiday season sales during the three months ended November 30, 2006. Accounts receivable turnover approximated 4.2 during the nine months ended November 30, 2006 compared to 4.4 in the prior year.

     o Cash flows from operations were favorably impacted by a decrease in inventory due to improved inventory management. Inventory turnover approximated 4.1 during the nine months ended November 30, 2006 compared to 3.4 in the prior year.

     o In addition, cash flows from operating activities for the nine months ended November 30, 2006 were impacted by an increase in accounts payable due to the timing of payments. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases and amount of inventory on hand.

     Investing activities provided cash of $24,216 during the nine months ended November 30, 2006, primarily due to the sales (net of purchases) of short-term investments. Investing activities provided cash of $37,898 during the nine months ended November 30, 2005, primarily due to sales (net of purchase) of short-term investments and proceeds from the sale of the cellular business.

     Financing activities used $5,272 during the nine months ended November 30, 2006, primarily from the purchase of treasury stock and payment of bank obligations and debt partially offset by proceeds received from the exercise of stock options and warrants. Financing activities for the nine months ended November 30, 2005 provided cash of $3,610 due to proceeds received from the exercise of stock options partially offset by payments of bank obligations and debt.

     As of November 30, 2006, we have a domestic credit line to fund the temporary short-term working capital needs of the Company. This line expires on August 31, 2007 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") credit facility and Audiovox Venezuela has a $1,000 credit facility borrowing arrangement with an interest rate of 13%.

     Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At November 30, 2006, such obligations and commitments are as follows:

                                                                          PAYMENTS DUE BY PERIOD
                                               -----------------------------------------------------------------------------
                                                                LESS THAN           1-3             4-5            AFTER
CONTRACTUAL CASH OBLIGATIONS                      TOTAL           1 YEAR           YEARS           YEARS          5 YEARS
------------------------------------------     -----------    --------------    ------------    ------------    ------------

Capital lease obligation (1) .............        $11,945         $   578         $ 1,156         $ 1,159         $ 9,052
Operating leases (2) .....................         13,360           2,848           4,144           2,537           3,831
                                                  -------         -------         -------         -------         -------
Total contractual cash obligations .......        $25,305         $ 3,426         $ 5,300         $ 3,696         $12,883

                                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                               ------------------------------------------------------------------------------
                                                  TOTAL
                                                 AMOUNTS         LESS THAN          1-3             4-5            AFTER
OTHER COMMERCIAL COMMITMENTS                    COMMITTED         1 YEAR           YEARS           YEARS          5 YEARS
------------------------------------------     -----------    --------------    ------------    ------------    ------------

Bank obligations (3) .....................       $  4,346        $  4,346        $     --          $   --          $   --
Stand-by letters of credit (4) ...........          2,047           2,047              --              --              --
Commercial letters of credit (4) .........          7,150           7,150              --              --              --
Debt (5) .................................          7,201           1,522           4,503           1,176              --
Unconditional purchase obligations (6) ...         83,959          83,959              --              --              --
                                                 --------        --------        --------        --------          ------
Total commercial commitments .............       $104,703        $ 99,024        $  4,503        $  1,176          $   --

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $107 and $5,810, respectively at November 30, 2006.

2.   We enter into operating leases in the normal course of business.

3.   Represents  amounts   outstanding  under  the  Audiovox  Germany  factoring
     agreement and Venezuela bank obligation at November 30, 2006.

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

RELATED PARTY TRANSACTIONS
--------------------------

     During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004, we entered into an agreement to sublease the building to UTStarcom for monthly payments of $46 until November 1, 2009. We also lease another facility from our principal stockholder. In July 2006, we extended an existing operating lease agreement with our principal stockholder until November 30, 2016. The lease extension requires 125 monthly installments for an aggregate total of $7,701 in payments. Total lease payments required under all related party leases for the five-year period ending November 30, 2011 are $6,286.

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

     There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
----------------------------

See Note 17 of the Notes to the  Consolidated  Financial  Statements  in Part I,
Item 1 of this Form 10-Q for information regarding legal proceedings.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
---------------------------------------------------------------------

Treasury Stock/Share Repurchase Program
---------------------------------------

     In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program"). In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A Common Stock in the open market in connection with the Program. As of November 30, 2006, the cumulative total of acquired shares pursuant to the program was 1,693,652 reducing the remaining authorized share repurchase balance to 1,869,348. During the nine months ended November 30, 2006, we purchased 305,100 shares for $4,155 as outlined in the following table:

                                                                                      TOTAL NUMBER            MAXIMUM
                                                                                        OF SHARES            NUMBER OF
                                                                                      PURCHASED AS          SHARES THAT
                                                   TOTAL                                 PART OF             MAY YET BE
                                                 NUMBER OF          AVERAGE             PUBLICLY             PURCHASED
                                                  SHARES          PRICE PAID            ANNOUNCED            UNDER THE
PERIOD                                           PURCHASED         PER SHARE             PROGRAM            PROGRAM (1)
-----------------------------------------      --------------    --------------     ------------------     ---------------

As of February 28, 2006 .................              --         $    9.24            1,388,552                 174,448
March 2006 purchases ....................          23,400             13.15            1,411,952                 151,048
April ...................................              --                --                   --                      --
May .....................................              --                --                   --                      --
June ....................................              --                --                   --                      --
July (2) ................................              --                --                   --                 2,151,048
August ..................................         170,100             13.16            1,582,052               1,980,948
September ...............................          94,100             14.63            1,676,152               1,886,848
October .................................          17,500             12.66            1,693,652               1,869,348
November ................................              --                --                   --                      --
                                                  -------
Total purchases .........................         305,100


(1) Prior to the purchases made during the nine months ended November 30, 2006, we had 1,388,552 shares of treasury stock purchased as part of a publicly announced program. As of November 30, 2006, we had 1,693,652 shares of treasury stock purchased with an average paid price per share of $10.03.

(2) In July 2006, an additional 2 million shares were authorized to be repurchased under the Program.

ITEM 6. EXHIBITS



  Exhibit Number               Description
  --------------               -----------

                               Certification  of Chief Executive  Officer Pursuant to Rule 13a-14(a) and rule
       31.1                    15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)


                               Certification  of Chief Financial  Officer Pursuant to Rule 13a-14(a) and rule
       31.2                    15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).


                               Certification of Chief Executive  Officer Pursuant to 18 U.S.C.  Section 1350,
                               as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 (filed
       32.1                    herewith).


                               Certification of Chief Financial  Officer Pursuant to 18 U.S.C.  Section 1350,
                               as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 (filed
       32.2                    herewith).



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

                                      AUDIOVOX CORPORATION




                                      By: /s/Patrick M. Lavelle
                                          ----------------------
                                          Patrick M. Lavelle
                                          President and Chief
                                            Executive Officer

Dated: January 9, 2007

                                      By: /s/Charles M. Stoehr
                                          -------------------------
                                          Charles M. Stoehr
                                          Senior Vice President and
                                            Chief Financial Officer