Form 10-K
period 2007-02-28
AUDIOVOX CORP
filed 2007-05-14
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2007

Commission file number 0-28839

AUDIOVOX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1964841 (IRS Employer Identification No.)
180 Marcus Blvd., Hauppauge, New York (Address of principal executive offices)	11788 (Zip Code)

(631) 231-7750
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Each Exchange on which Registered
Class A Common Stock $.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes            No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer                    Accelerated filer                    Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes            No

The aggregate market value of the common stock held by non-affiliates of the Registrant was $265,196,672 (based upon closing price on the Nasdaq Stock Market on August 31, 2006).

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 9, 2007 was:

Class	Outstanding
Class A common stock $.01 par value	20,643,499
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III — (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 21, 2007.

AUDIOVOX CORPORATION
Index to Form 10-K

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under ‘‘Risk Factors’’.

NOTE REGARDING DOLLAR AMOUNTS AND FISCAL YEAR END CHANGE

In this annual report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts.

In February 2006, the Company changed its fiscal year end from November 30th to February 28th. The Company’s current fiscal year began March 1, 2006 and ended February 28, 2007.

PART I

Item 1 — Business

Audiovox Corporation (‘‘Audiovox’’, ‘‘We’’, ‘‘Our’’, ‘‘Us’’ or ‘‘Company’’) is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through five wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (‘‘AEC’’), Audiovox German Holdings GmbH (‘‘Audiovox Germany’’), Audiovox Venezuela, C.A and Code Systems, Inc. (‘‘Code’’). We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Heco®, Jensen®, Mac Audio®, Magnate®, Movies 2 Go®, Phase Linear®, Prestige®, Pursuit®, RCA®, Recoton®, Road Gear® and Spikemaster®, as well as private labels through a large domestic and international distribution network. We also function as an OEM (‘‘Original Equipment Manufacturer’’) supplier to several customers and presently have one reportable segment (‘‘Electronics’’), which is organized by product category.

Audiovox was incorporated in Delaware on April 10, 1987, as successor to a business founded in 1960 by John J. Shalam, our Chairman and controlling stockholder. Our extensive distribution network and long-standing industry relationships have allowed us to benefit from growing market opportunities and emerging niches in the electronics business.

We make available financial information, news releases and other information on our web site at www.audiovox.com. There is a direct link from the web site to the Securities and Exchange Commissions (SEC) filings web site, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to the SEC. In addition, we have adopted a code of business conduct and ethics which is available free of charge upon request. Any such request should be directed to the attention of: Chris Lis Johnson, Company Secretary, 180 Marcus Boulevard, Hauppauge, New York 11788, (631) 231-7750.

Acquisitions

On March 5, 2007 (subsequent to year end), Audiovox German Holdings GmbH completed the acquisition of OEHLBACH Kabel GmbH, a European market leader in the accessories field, for a total purchase price of approximately $6,600, in addition to certain earn-out payments. The purpose of this acquisition was to expand our electronics accessory product line to international markets.

On January 29, 2007, we completed the acquisition of Thomson’s Americas consumer electronics accessory business for a total purchase price of approximately $60,485 plus a five year fee related to the RCA brand in connection with future sales. The purpose of this acquisition was to enhance our market share in the accessory business, which includes the rights to the RCA brand for consumer electronics accessories as well as the Recoton, Spikemaster, Ambico and Discwasher brands for use on any product category and the Jensen, Advent, Acoustic Research and Road Gear brands for consumer electronics accessories.

On January 4, 2005, we purchased certain assets and liabilities of Terk Technologies Corp. (‘‘Terk’’) for $15,274, as adjusted. The purpose of this acquisition was to increase our market share for satellite radio products as well as accessories, such as antennas for HDTV products.

On July 8, 2003 we acquired, for $40,406, the U.S. audio operations of Recoton and the outstanding capital stock of Recoton German Holdings GmbH. The primary reason for this transaction was to expand the product offerings of Audiovox and to obtain certain long-standing trademarks such as Jensen® and Acoustic Research®.

Refer to Note 4 ‘‘Business Acquisitions’’ of the Notes to Consolidated Financial Statements for additional information regarding the aforementioned acquisitions.

Divestitures (Discontinued Operations)

On November 7, 2005, we completed the sale of our majority owned subsidiary, Audiovox Malaysia (‘‘AVM’’) to the then current minority interest shareholder due to increased competition from non-local OEM’s and deteriorating credit quality of local customers.

On November 1, 2004, we completed the divestiture of our Cellular business (formerly known as ‘‘ACC’’, ‘‘Cellular’’ or ‘‘Wireless’’) to UTStarcom, Inc. (‘‘UTSI’’). After paying outstanding domestic obligations, taxes and other costs associated with the divestiture, we received net proceeds of approximately $144,053. We plan to utilize the net proceeds to pursue strategic and complementary acquisitions or invest in our current operations. However, we may use all or a portion of the net proceeds for other purposes and are considering all opportunities.

These divestitures have been presented as discontinued operations, as such, certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. Refer to Note 2 ‘‘Discontinued Operations’’ of the Notes to Consolidated Financial Statements for additional information regarding the aforementioned divestitures.

Strategy

Our objective is to grow our business by acquiring new brands and embracing new technologies and applying those to a continued stream of new products that should increase gross margins and improve operating income. In addition, we plan to continue to acquire synergistic companies that would allow us to leverage overhead, penetrate new markets or expand existing business.

The key elements of our strategy are as follows:

Capitalize on the Audiovox® family of brands.    We believe the ‘‘Audiovox®’’ family of brands, which includes Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Heco®, Jensen®, Mac Audio®, Magnate®, Movies 2 Go®, Phase Linear®, Prestige®, Pursuit®, RCA®, Recoton®, Road Gear® and Spikemaster®, is one of our greatest strengths and offers us significant opportunity for increased market penetration. To further benefit from the Audiovox® brands, we continue to invest and introduce new products using our brand names.

Capitalize on niche product and distribution opportunities in the electronics industry.    We intend to use our extensive distribution and supply networks to capitalize on niche product and distribution opportunities in categories like satellite radio, collision avoidance, accessories, home theater systems, navigation, mobile video, DVD’s, flat panel TVs and GMRS radios.

Leverage our distribution network.    We believe our distribution network which includes power retailers, mass merchandisers, distributors, car dealers and OEM’s will allow us to increase market penetration.

Grow our international presence.    We continue to expand our international presence in Europe through Audiovox Germany and will continue to pursue additional business opportunities through acquisitions as well as new market opportunities.

Pursue strategic and complementary acquisitions.    We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets or expand our existing business distribution.

Continue to outsource manufacturing to increase operating leverage.    A key component of our business strategy is outsourcing the manufacturing of our products, which allows us to deliver the latest technological advances without the fixed costs associated with manufacturing.

Monitor operating expenses.    We maintain continuous focus on evaluating the current business structure in order to create operating efficiencies, including investments in management information systems, with the primary goal of increasing operating income.

Industry

We participate in selected categories in the mobile and consumer electronics and accessories market. The mobile and consumer electronics industries are large and diverse and encompass a broad range of products. The significant competitors in our industries are Sony, Panasonic, JVC, Kenwood, Alpine, Directed Electronics, Phillips, Monster Cable and Delphi. There are other companies that specialize in niche products such as those we offer.

The introduction of new products and technological advancements are the major growth drivers in the electronics industry. Currently, new products include, but are not limited to, satellite radio, installed and portable DVD mobile video systems, rear observation and collision avoidance systems, flat panel TVs, hand held GPS, innovative home speaker systems, navigation systems with real time traffic information and digital multi-media products.

Products

Our electronic products consist of two major categories: Mobile Electronics and Consumer Electronics.

Mobile electronics products include:

•	mobile multi-media video products, including in-dash, overhead, headrest and portable mobile video systems,

•	autosound products including CD radios, speakers, amplifiers and CD changers,

•	satellite radios including plug and play models and direct connect models,

•	automotive security and remote start systems,

•	car to car portable navigation systems,

•	rear observation and collision avoidance systems,

•	automotive power accessories,

•	Home electronic accessories such as cabling and performance enhancing electronics, and

•	Accessories such as remotes, iPod specialized products, wireless headphones and other connectivity products.

Consumer electronics products include:

•	LCD and Plasma flat panel televisions,

•	Home and portable stereos,

•	HDTV Antennas, WiFi Antennas and HDMI accessories,

•	Two-way radios, digital multi-media products such as personal video recorders and MP3 products,

•	Home speaker systems and home theater in a box,

•	Portable DVD players, and

•	Flat panel TV mounting systems.

Net sales by product category are as follows:

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
Mobile electronics	$317,355	$70,814	$339,355	$403,196
Consumer electronics	139,335	32,236	200,361	160,457
Total net sales	$456,690	$103,050	$539,716	$563,653

Core mobile electronics products were adversely affected by lower remote start sales due to the mild winter and lower selling prices of maturing mobile multimedia products, which was offset by the addition of one month of accessory sales as a result of the acquisition of the Thomson North American accessory business in January 2007. In addition, average selling prices on LCD TVs and Plasma TVs declined during the year ended February 28, 2007. In anticipation of declining sales prices we limited inventory for the holiday season, which adversely affected consumer electronics sales but reduced exposure from post holiday inventory write downs.

Gross margins have improved and we anticipate further increases in margins through the introduction of new products with technologies that take advantage of market opportunities created by the digital convergence of data, navigation and entertainment.

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

License and royalty income is recorded upon sale to the end-user and amounted to $2,200, $537, $1,959 and $2,024 for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively.

Distribution and Marketing

We sell our products to:

•	power retailers,

•	mass merchants,

•	regional chain stores,

•	specialty and internet retailers,

•	independent 12 volt retailers,

•	distributors,

•	new car dealers,

•	vehicle equipment manufacturers (OEM), and

•	the U.S. military

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Motor Company, Daimler Chrysler, General Motors Corporation, Toyota, Kia, Mazda, Jaguar and Subaru. These projects require a close partnership with the customer as we develop products to meet specific requirements. OEM projects accounted for approximately 11%, 13%, 10% and 14% of net sales for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively.

Our five largest customers represented 18%, 16%, 24%, and 27% of net sales during the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively. During the year ended February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, no single customer accounted for more than 10% of net sales. During the year ended November 30, 2004, one customer accounted for 11% of net sales.

We also provide value-added management services, which include:

•	product design and development,

•	engineering and testing,

•	sales training,

•	instore display design,

•	installation training and technical support,

•	product repair services and warranty,

•	nationwide installation network, and

•	warehousing.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we ship products within 24 to 48 hours from the receipt of an order from public warehouses and leased facilities throughout the United States, Venezuela and Germany.

Product Development, Warranty and Customer Service

Our product development cycle includes:

•	identifying consumer trends and potential demand,

•	responding to those trends through product design and feature integration, which includes software design, electrical engineering, industrial design and pre-production testing. In the case of OEM customers, the product development cycle may also include product validation to customer quality standards, and

•	evaluating and testing new products in our own facilities to ensure compliance with our design specifications and standards.

We work closely with customers and suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically-advanced and high quality products. Our Hauppauge, New York facility is ISO 14001:2004, ISO/TS 1649:2002 certified, which requires the monitoring of quality standards in all facets of business.

We are committed to providing product warranties for all our product lines, which generally range from 90 days up to the life of the vehicle for the original owner on some automobile-installed products. To support our warranties, we have independent warranty centers throughout the United States, Europe and Venezuela. We have a customer service group that provides product information, answers questions and serves as a technical hotline for installation help for end-users and customers.

Suppliers

We work directly with our suppliers on industrial design, feature sets, development and product testing in order to ensure that our products are manufactured to our design specifications.

We purchase our products from manufacturers located in several Pacific Rim countries, including Japan, China, Indonesia, Malaysia, South Korea, Taiwan, Singapore and the United States. In selecting our manufacturers, we consider quality, price, service and reputation. In order to provide local supervision of supplier performance such as price negotiations, delivery and quality control, we maintain buying offices or inspection offices in Malaysia, Taiwan, South Korea, China and Hong Kong. We consider relations with our suppliers to be good and alternative sources of supply are generally available within 120 days. We do not have long-term contracts with our suppliers and generally purchase our products under short-term purchase orders. Although we believe that our alternative sources of supply are currently available, an unplanned shift to a new supplier could result in product delays and increased cost, which may have a material impact on our operations.

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, features and price are the major competitive factors within the electronics industry. Our Mobile Electronic products compete against factory-supplied products, including those provided by, among others, General Motors, Ford and Daimler Chrysler. Our Mobile Electronic products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Alpine, Directed Electronics, Pioneer, Dual and Delphi. Our Consumer Electronics product lines compete against major companies, such as JVC, Sony, Panasonic, Phillips, Monster Cable and AIWA.

Financial Information About Foreign and Domestic Operations

The amounts of net sales and long-lived assets, attributable to foreign and domestic operations for all periods presented are set forth in Note 15 of the Notes to Consolidated Financials Statements, included herein.

Equity Investment

We have a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. (‘‘ASA’’) which acts as a distributor to specialized markets for specialized vehicles, such as RV’s and van conversions, of televisions and other automotive sound, security and accessory products. The goal of this equity investment is to blend financial and product resources with local operations in an effort to expand our distribution and marketing capabilities.

Employees

As of February 28, 2007, we employed approximately 840 people worldwide. We consider our relations with employees to be good and no employees are covered by collective bargaining agreements.

Item 1A — Risk Factors

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

The sale of the Cellular business constituted a significant portion of our assets and revenues. As such, our asset base and revenues have changed significantly from those existing prior to the divestiture. Currently, we generate substantially all of our sales from the Consumer and Mobile Electronics businesses. We cannot assure you that we can grow the revenues of our Electronics business or maintain profitability. As a result, the Company’s revenues and profitability will depend on our ability to maintain and generate additional customers. A reduction in demand for the products and services would have a material adverse effect on our business. The sustainability of current levels of our Electronics business and the future growth of such revenues, if any, will depend on, among other factors:

•	the overall performance of the economy,

•	competition within key markets,

•	customer acceptance of products and services, and

•	the demand for other products and services.

We cannot assure you that we will maintain or increase our current level of revenues or profits from the Electronics business in future periods.

The Electronics Business Is Highly Competitive and Faces Significant Competition from Original Equipment Manufacturers (OEMs) and Direct Imports By Our Retail Customers.

The market for electronics is highly competitive across all product lines. We compete against many established companies who have substantially greater financial and engineering resources than we do. We compete directly with OEMs, including divisions of well-known automobile manufacturers, in the autosound, auto security, mobile video and accessories industry. We believe that OEMs have diversified and improved their product offerings and place increased sales pressure on new car dealers with whom they have close business relationships to purchase that OEM-supplied equipment and accessories. To the extent that OEMs succeed in their efforts, this success would have a material adverse effect on our sales of automotive entertainment and security products to new car dealers. In addition, we compete with major retailers who may at any time choose to direct import products that we may currently supply.

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

We do not manufacture our products, and we do not have long-term contracts with our suppliers. Most of our products are imported from suppliers under short-term purchase orders. Accordingly, we can give no assurance that:

•	our supplier relationships will continue as presently in effect,

•	our suppliers will not become competitors,

•	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us,

•	we will be able to obtain adequate alternatives to our supply sources should they be interrupted,

•	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers, and

•	our suppliers have sufficient financial resources to fulfill their obligations.

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

Our estimates of excess and obsolete inventory may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and operating results.

Because We Purchase a Significant Amount of Our Products from Suppliers in Pacific Rim Countries, We Are Subject to the Economic Risks Associated with Changes in the Social, Political, Regulatory and Economic Conditions Inherent in These Countries.

We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have experienced significant social, political and economic upheaval over the past several years. Due to the large concentrations of our purchases in Pacific Rim countries, particularly Japan, China, Malaysia, South Korea, and Taiwan, any adverse changes in the social, political, regulatory and economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete or face selling price reductions before we can sell our inventory.

We Plan to Expand the International Marketing and Distribution of Our Products, Which Will Subject Us to Additional Business Risks.

As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so. Conducting business outside of the United States subjects us to significant additional risks, including:

•	export and import restrictions, tax consequences and other trade barriers,

•	currency fluctuations,

•	greater difficulty in accounts receivable collections,

•	economic and political instability,

•	foreign exchange controls that prohibit payment in U.S. dollars, and

•	increased complexity and costs of managing and staffing international operations.

Our Products Could Infringe the Intellectual Property Rights of Others and We May Be Exposed to Costly Litigation.

The products we sell are continually changing as a result of improved technology. Although we and our suppliers attempt to avoid infringing known proprietary rights of third parties in our products, we may be subject to legal proceedings and claims for alleged infringement by us, our suppliers or our distributors, of third party’s patents, trade secrets, trademarks or copyrights.

Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to either enter into royalty or license agreements which are not advantageous to us or pay material amounts of damages. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products. We may increasingly be subject to infringement claims as we expand our product offerings.

If Our Sales During the Holiday Season Fall below Our Expectations, Our Annual Results Could Also Fall below Expectations.

Seasonal consumer shopping patterns significantly affect our business. We generally make a substantial amount of our sales and net income during September, October and November. We expect this trend to continue. December is also a key month for us, due largely to the increase in promotional activities by our customers during the holiday season. If the economy faltered in these periods, if our customers altered the timing or frequency of their promotional activities or if the effectiveness of these promotional activities declined, particularly around the holiday season, it could have a material adverse effect on our annual financial results.

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

Acquisitions and Strategic Investments May Divert Our Resources and Management Attention; Results May Fall Short of Expectations.

We intend to continue pursuing selected acquisitions of and investments in business, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangible assets. Acquisitions involve numerous risks, including:

•	difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	increased expenses associated with the acquisition; and

•	potential loss of key employees or customers of any acquired business.

We cannot assure you that our acquisitions will be successful and will not adversely affect our business, results of operations or financial condition.

We have recorded goodwill and other intangible assets as a result of acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill and other intangible assets recorded on our balance sheet as of February 28, 2007 was $75,388. We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Changes in our operating performance or business conditions, in general, could result in an impairment of goodwill and/or other intangible assets, which could be material to our results of operations.

We Depend Heavily on Existing Directors, Management and Key Personnel and Our Ability to Recruit and Retain Qualified Personnel.

Our success depends on the continued efforts of our directors, executives and senior vice presidents, many of whom have worked with Audiovox for over two decades, as well as our other executive officers and key employees. We have no employment contracts, with any of our executive officers or key employees. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

In addition, to support our continued growth, we must effectively recruit, develop and retain additional qualified personnel both domestically and internationally. Our inability to attract and retain necessary qualified personnel could have a material adverse effect on our business.

We Are Responsible for Product Warranties and Defects.

Even though we outsource manufacturing, we provide warranties for all of our products for which we have provided an estimated liability. Therefore, we are highly dependent on the quality of our supplier’s products.

Our Capital Resources May Not Be Sufficient to Meet Our Future Capital and Liquidity Requirements.

We believe that we currently have sufficient resources to fund our existing operations for the foreseeable future. However, we may need additional capital to operate our business if:

•	market conditions change,

•	our business plans or assumptions change,

•	we make significant acquisitions, and

•	we need to make significant increases in capital expenditures or working capital.

Our Stock Price Could Fluctuate Significantly.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	operating results being below market expectations,

•	announcements of technological innovations or new products by us or our competitors,

•	loss of a major customer or supplier,

•	changes in, or our failure to meet, financial estimates by securities analysts,

•	industry developments,

•	economic and other external factors,

•	general downgrading of our industry sector by securities analysts, and

•	inventory write-downs

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

Other Risks

Other risks and uncertainties include:

•	changes in U.S. federal, state and local law,

•	our ability to implement operating cost structures that align with revenue growth,

•	trade sanctions against or for foreign countries,

•	successful integration of business acquisitions and new brands in our distribution network, and

•	compliance with the Sarbanes-Oxley Act.

Item 1B — Unresolved Staff Comments

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2 — Properties

Our Corporate headquarters is located at 180 Marcus Blvd. in Hauppauge, New York. In addition, as of February 28, 2007, the Company leased a total of 18 operating facilities or offices located in 9 states as well as Germany, China, Malaysia, Canada and Venezuela. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease. These facilities are located in California, Florida, Georgia, Massachusetts, New York, Ohio, Tennessee, Indiana and Michigan. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, we utilize public warehouse facilities located in Virginia, Nevada and Mississippi.

Item 3 — Legal Proceedings

The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company believes its outstanding litigation matters will not have a material adverse effect on the Company’s financial statements, individually or in the aggregate; however, due to the uncertain outcome of these matters, the Company disclosed these specific matters below:

In November 2004, several purported double derivative, derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County challenging approximately $27,000 made in payments from the proceeds of the Asset Sale to UTStarcom, Inc. These actions were subsequently consolidated into a single derivative complaint (the ‘‘Complaint’’), In re Audiovox Corporation Derivative Litigation. The Complaint challenges the payment of $16,000 to Mr. Christopher pursuant to a Personally Held Intangibles Agreement, an additional $4,000 to Mr. Christopher pursuant to an Agreement and General Release, $1,916 to Mr. Shalam pursuant to an amendment to his Long-Term Incentive Award, $5,000 distributed to ACC employees other than Mr. Christopher and the extension of certain options to Mr. Christopher. The Complaint alleges that: (i) the payments should be rescinded on grounds including, inter alia, material misrepresentation, breach of fiduciary duty and mistake, (ii) the recipients of the various payments were unjustly enriched, and (iii) the directors of Audiovox breached their fiduciary duties to Audiovox and its shareholders. This matter has been settled in principle for an estimated payment of $6,750 to the Company (less plaintiffs’ legal fees, costs of notice and mailing, etc., all to be determined). The settlement will not become final until a hearing and Court of Chancery approval in May 2007. As this represents a gain contingency, these amounts will not be recorded until received and such amount will be recorded within discontinued operations when received.

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

Under the asset purchase agreement for the sale of the Company’s Cellular business to UTSI, the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company’s financial condition and results of operation. The Company is not aware of any such claim(s) for indemnification.

Item 4 — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended February 28, 2007.

PART II

Item 5   —   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer
                      Purchases of Equity Securities

Market Information

The Class A Common Stock of Audiovox is traded on the Nasdaq Stock Market under the symbol ‘‘VOXX’’. The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last nine fiscal quarters:

Year ended February 28, 2007	High	Low
First Quarter	$12.98	$11.20
Second Quarter	14.81	11.78
Third Quarter	15.19	12.63
Fourth Quarter	15.99	12.82

Three months ended February 28, 2006	High	Low
December 1, 2005 through February 28, 2006	$15.87	$12.35

Year ended November 30, 2006	High	Low
First Quarter	$16.85	$14.91
Second Quarter	15.30	12.54
Third Quarter	18.88	14.81
Fourth Quarter	18.21	12.98

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

Holders

There are approximately 643 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the ‘‘Program’’). In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A Common Stock in the open market in connection with the Program. As of February 28, 2007, the cumulative total of acquired shares pursuant to the program was 1,693,047, with a cumulative value of $16,979 reducing the remaining authorized share repurchase balance to 1,869,953. During the year ended February 28, 2007, we purchased 305,100 shares for $4,155 resulting in an average price paid per share of $13.60. No treasury stock purchases were made during the three months ended February 28, 2007.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our common Class A common stock during a period commencing on February 28, 2002 and ending on February 28, 2007 with the cumulative total return of the Nasdaq Stock Market (US) Index and our SIC Code Index, during such period.

Item 6 — Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ of this Form 10-K.

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005 (4)	2004	2003 (2)	2002
Consolidated Statement of Operations Data
Net sales (1)	$456,690	$103,050	$539,716	$563,653	$510,899	$361,087
Operating (loss) income (1)	(5,077)	(3,159)	(27,690)	(1,356)	14,008	5,401
Net income (loss) from continuing operations (1)	3,692	367	(6,687)	64	8,027	929
Net (loss) income from discontinued operations (3)	(756)	(184)	(2,904)	77,136	3,212	(15,209)
Cumulative effect of a change in accounting for negative goodwill	—		—	—	—	240
Net income (loss)	$2,936	$183	$(9,591)	$77,200	$11,239	$(14,040)
Net income (loss) per common share from continuing operations:
Basic	$0.16	$0.02	$(0.30)	$0.00	$0.36	$0.04
Diluted	$0.16	$0.02	$(0.30)	$0.00	$0.36	$0.04
Net income (loss) per common share:
Basic	$0.13	$0.01	$(0.43)	$3.52	$0.51	$(0.69)
Diluted	$0.13	$0.01	$(0.43)	$3.45	$0.51	$(0.69)

	As of February 28,		As of November 30,
	2007	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data
Total assets	$495,773	$466,012	$485,864	$543,338	$583,360	$555,365
Working capital	301,934	340,564	340,488	362,018	304,354	292,687
Long-term obligations	18,679	18,385	18,425	18,598	29,639	18,250
Stockholders’ equity	404,362	400,732	401,157	404,187	325,728	309,513

(1)	Amounts exclude the financial results of discontinued operations (see Note 2 of the Notes to Consolidated Financial Statements).
(2)	2003 amounts reflect the acquisition of Recoton.
(3)	2004 amount reflects the results of the divestiture of the Cellular business and 2005 amount reflects the divestiture of Malaysia (see Note 2 of the Notes to Consolidated Financial Statements).
(4)	2005 amounts reflect the acquisition of Terk (see Note 4 of the Notes to Consolidated Financial Statements).

Item 7   —   Management’s Discussion and Analysis of Financial Condition and Results of Operations                     (‘‘MD&A’’)

This section should be read in conjunction with ‘‘Cautionary Statements’’ and ‘‘Risk Factors’’ in Item 1A of Part I, and Item 8 of Part II, ‘‘ Consolidated Financial Statements and Supplementary Data.’’

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2007 compared to the year ended February 28, 2006, and for the year ended November 30, 2005 compared to the year ended November 30, 2004. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled ‘‘Liquidity and Capital Resources, including Contractual and Commercial Commitments’’. We conclude this MD&A with a discussion of ‘‘Related Party Transactions’’ and ‘‘Recent Accounting Pronouncements’’.

Business Overview and Strategy

Audiovox Corporation (‘‘Audiovox’’, ‘‘We’’, ‘‘Our’’, ‘‘Us’’ or ‘‘Company’’) is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through five wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (‘‘AEC’’), Audiovox German Holdings GmbH (‘‘Audiovox Germany’’), Audiovox Venezuela, C.A and Code Systems, Inc. (‘‘Code’’). We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Heco®, Jensen®, Mac Audio®, Magnate®, Movies 2 Go®, Phase Linear®, Prestige®, Pursuit®, RCA®, Recoton®, Road Gear® and Spikemaster®, as well as private labels through a large domestic and international distribution network. We also function as an OEM (‘‘Original Equipment Manufacturer’’) supplier to several customers and presently have one reportable segment (‘‘Electronics’’), which is organized by product category.

Mobile electronics products include:

•	mobile multi-media video products, including in-dash, overhead, headrest and portable mobile video systems,

•	autosound products including radios, speakers, amplifiers and CD changers,

•	satellite radios including plug and play models and direct connect models,

•	automotive security and remote start systems,

•	car to car portable navigation systems,

•	rear observation and collision avoidance systems,

•	automotive power accessories,

•	Home electronic accessories such as cabling and performance enhancing electronics, and

•	Accessories such as remotes, iPod specialized products, wireless headphones and other connectivity products.

Consumer electronics products include:

•	LCD and Plasma flat panel televisions,

•	Home and portable stereos,

•	HDTV Antennas, WiFi Antennas and HDMI accessories,

•	Two-way radios, digital multi-media products such as personal video recorders and MP3 products,

•	Home speaker systems and home theater in a box,

•	Portable DVD players, and

•	Flat panel TV mounting systems.

Acquisitions

On March 5, 2007 (subsequent to year end), Audiovox German Holdings GmbH completed the acquisition of OEHLBACH Kabel GmbH, a European market leader in the accessories field, for a total purchase price of approximately $6,600, in addition to certain earn-out payments. The purpose of this acquisition was to expand our electronics accessory product line to international markets.

On January 29, 2007, we completed the acquisition of Thomson’s Americas consumer electronics accessory business for a total purchase price of approximately $60,485 plus a five year fee related to the RCA brand in connection with future sales. The purpose of this acquisition was to enhance our market share in the accessory business, which includes the rights to the RCA brand for consumer electronics accessories as well as the Recoton, Spikemaster, Ambico and Discwasher brands for use on any product category and the Jensen, Advent, Acoustic Research and Road Gear brands for consumer electronics accessories.

On January 4, 2005, we purchased certain assets and liabilities of Terk Technologies Corp. (‘‘Terk’’) for $15,274, as adjusted. The purpose of this acquisition was to increase our market share for satellite radio products as well as accessories, such as antennas for HDTV products.

Divestitures

On November 7, 2005, we completed the sale of our majority owned subsidiary, Audiovox Malaysia (‘‘AVM’’), to the then current minority interest shareholder due to increased competition from non-local OEM’s and deteriorating credit quality of local customers. We sold our remaining equity in AVM in exchange for a $550 promissory note and were released from all of our Malaysian liabilities, including bank obligations resulting in a loss on sale of $2,079.

On November 1, 2004, we completed the divestiture of our Cellular business to UTSI. The Cellular business was a major driver in our growth over the past twenty years. However, consolidation within the Cellular industry, extensive price competition and the inability to successfully partner with a manufacturer created a difficult challenge to compete within the Cellular industry. The competitive nature of the Cellular business caused inconsistency in Cellular results, which led to the sale of selected assets and certain liabilities of our Cellular business to UTSI for an initial purchase price of $165,170, a working capital adjustment of $8,472 and the retention of certain account receivables of $148,494 for total gross proceeds of $322,136. After paying outstanding domestic obligations, taxes and other costs associated with the divestiture, we received net proceeds of approximately $144,053. As a result of the sale of the Cellular business, we recorded a gain of $67,000 within discontinued operations for the year ended November 30, 2004.

Currently, the remaining net proceeds from the Cellular divestiture has been invested in short-term investments with the intention of maintaining principal while generating a moderate return and maintaining liquidity in the account’s holdings. We have used and will continue to use the proceeds to pursue strategic and complementary acquisitions or invest in our current business. However, we may use all or a portion of the proceeds for other purposes and are considering all market opportunities.

Growth of Electronics Group

Electronics net sales have a compound growth rate of 26.5% from $361,087 for the year ended November 30, 2002 to $456,690 for the year ended February 28, 2007. During this period, our sales were impacted by the following items:

•	acquisition and growth in Jensen sales,

•	acquisition of Code-Alarm branded products,

•	acquisition of Terk Technologies,

•	acquisition of Thomson’s Americas consumer electronics accessory business,

•	the introduction of new products and lines such as, portable DVD players, flat-panel TVs, satellite radio, GPS navigation and mobile multimedia,

•	volatility in mobile and consumer sales due to increased competition and lower selling prices.

Strategy

Our objective is to grow our business by embracing new technologies and applying those to a continued stream of new products that should increase gross margins and improve operating income. In addition, we plan to continue to acquire synergistic companies that would allow us to leverage overhead, penetrate new markets or expand existing business.

The key elements of our strategy are:

•	Capitalize on the Audiovox® family of brands,

•	Capitalize on niche product and distribution opportunities in the electronics industry,

•	Leverage our distribution network,

•	Grow our international presence,

•	Pursue strategic and complementary acquisitions,

•	Continue to outsource manufacturing to increase operating leverage, and

•	Continue to streamline operations and monitor operating expenses.

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

Revenue Recognition

We recognize revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. We have no further obligations subsequent to revenue recognition except for returns of product from customers. We do accept returns of products, if properly requested, authorized and approved. We continuously monitor and track such product returns and record the provision for the estimated amount of such future returns at point of sale, based on historical experience and any notification we receive of pending returns.

Sales Incentives

We offer sales incentives to our customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates and (4) other trade allowances. We account for sales incentives in accordance with EITF 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products)’’ (EITF 01-9). Except for other trade allowances, all sales incentives require the customer to purchase our products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the ‘‘claim period’’) and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a check. All costs associated with sales incentives are classified as a reduction of net sales, and the following is a summary of the various sales incentive programs:

Co-operative advertising allowances are offered to customers as a reimbursement towards their costs for print or media advertising in which our product is featured on its own or in conjunction with other companies’ products. The amount offered is either a fixed amount or is based upon a fixed percentage of sales revenue or fixed amount per unit sold to the customer during a specified time period.

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

The accrual balance for sales incentives at February 28, 2007 and 2006 was $7,410 and $8,512, respectively. Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

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

For the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, reversals of previously established sales incentive liabilities amounted to $2,460, $480, $2,836 and $3,889, respectively. These reversals include unearned and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Reversals of unearned sales incentives for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004 amounted to $1,148, $0, $1,007, and $2,187, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Reversals of unclaimed sales incentives for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004 amounted to $1,312, $480, $1,829 and $1,702, respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. We record charges for estimated credit losses against operating expenses and charges for price adjustments against net sales in the consolidated financial statements. The reserve for estimated credit losses at February 28, 2007 and 2006 was $5,062 and $6,136, respectively. While such credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

Inventories

We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. We regularly review inventory quantities on-hand and record a provision, in cost of sales, for excess and obsolete inventory based primarily from selling price reductions subsequent to the balance sheet date, indications from customers based upon current negotiations and purchase orders. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. During the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, we recorded inventory write-downs of $2,977, $689, $16,924 and $5,506, respectively.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, which consists of the excess cost over fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, and trademarks) amounted to $75,388 at February 28, 2007. Goodwill, which includes equity investment goodwill, is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Goodwill and other intangible assets that have an indefinite useful life are not amortized. Intangible assets that have a definite useful life are amortized over their estimated useful life.

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

Warranties

We offer warranties of various lengths depending upon the specific product. Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs, in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $5,856 and $5,314 at February 28, 2007 and 2006, respectively. While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

As discussed further in ‘‘Notes to Consolidated Financial Statements — Note 1 Accounting for Stock-Based Compensation,’’ we adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R) on December 1, 2005 using the modified prospective method. Through November 30, 2005 we accounted for our stock option plans under the intrinsic value method of Accounting Principles Board (‘‘APB’’) Opinion No. 25, and as a result no compensation costs had been recognized in our historical consolidated statements of operations.

We have used and expect to continue to use the Black-Sholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. As a result, if other assumptions or estimates had been used for options granted in the year ended February 28, 2007 and in prior periods, the stock-based compensation expense of $432 that was recorded for the year ended February 28, 2007 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, ‘‘Accounting for Income Taxes’’. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We decrease the valuation allowance when, based on the weight of available evidence, it is more likely than not that the amount of future tax benefit will be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realized. Any increase or decline in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Furthermore, the Company provides loss contingencies for state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing.

Segment

We have determined that we operate in one segment, the Electronics Group based on review of SFAS No. 131 ‘‘Disclosures about Segments of an Enterprise and Related Information’’. Characteristics of our operations which are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers across brands, our unified marketing strategy, and the nature of the financial information used by our Executive Officers. Management reviews the financial results of the Company based on the performance of the Electronics Group.

Results of Operations

In February 2006, we changed our fiscal year end from November 30th to February 28th. Included in Item 8 of this annual report on Form 10-K are the consolidated balance sheets at February 28, 2007 and 2006 and the consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the year ended February 28, 2007, the three month transition period ending February 28, 2006 and the years ended November 30, 2005 and 2004. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 28, 2007 with the unaudited year ended February 28, 2006 (derived from the results of operations of the last nine months of fiscal year ended November 30, 2005 and the transition quarter ended February 28, 2006) and the historical analysis for the years ended November 30, 2005 and 2004. Refer to the previously filed Form 10-QT for the period of February 28, 2006, which discusses the operations of the three months ended February 28, 2006 compared to the three months ended February 28, 2005. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

Year ended February 28, 2007 compared to the year ended February 28, 2006

Continuing Operations

The following tables sets forth, for the periods indicated, certain statement of operations data for the years ended February 28, 2007 (‘‘fiscal 2007’’) and 2006 (‘‘fiscal 2006’’).

Net Sales

	Fiscal 2007	Fiscal 2006	$ Change	% Change
Mobile Electronics	$317,355	$335,491	$(18,136)	(5.4)%
Consumer Electronics	139,335	191,295	(51,960)	(27.2)
Total net sales	$456,690	$526,786	$(70,096)	(13.3)%

Mobile Electronics, which represented 69.5% of net sales, were impacted by the absence of Rampage, Prestige and Video-in-a-Bag sales, which were the result of our decision to exit those product lines at the end of fiscal 2006. In addition, we suspended sales of Plug & Play XM satellite radio receivers for five months pending the outcome of a Federal Communication Commission (‘‘FCC’’) issue. Mobile sales were also adversely impacted by lower average selling prices in our mobile multi-media line due to the maturing of the category and increased competition in the market. This decrease was partially offset by increased sales in Phase Linear, Audiovox Germany, Code Systems and $10,335 in sales generated from the acquisition of Thomson Accessories business in January 2007.

Consumer Electronics, which represented 30.5% of net sales for fiscal 2007, decreased as average selling prices on LCD TVs and Plasma TVs declined during fiscal 2007. In anticipation of the decline in selling prices we limited inventory for the holiday season, which adversely affected consumer electronics sales but reduced exposure from post holiday inventory write downs. In addition, during fiscal 2007, the Company continued its policy of eliminating low margin retail programs which adversely impacted consumer sales.

Sales incentive expense decreased $4,524 to $12,501 for fiscal 2007 as a result of a decline in sales and increased reversals of $465. The increase in reversals is primarily due to an increase in reversals of unearned sales incentives as a result of large retail customers not reaching minimum sales targets required to earn sales incentive funds. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Fiscal 2007	Fiscal 2006
Gross profit	$79,319	$60,418
Gross margin percentage	17.4%	11.5%

Gross margins increased to 17.4% for fiscal 2007 as compared to 11.5% for the prior year. Gross margins increased as a result of improving margins in the mobile category and improved inventory management which resulted in less inventory writedowns. Specifically, gross margins were favorably impacted by an $11,700 decrease (or 2.6% favorable impact) in inventory write downs primarily as a result of a $3,789 inventory adjustment related to satellite radio inventory and an $8,775 adjustment related to the discontinuance of certain products within select product lines recorded in the prior year.

Operating Expenses and Operating Loss

	Fiscal 2007	Fiscal 2006	$ Change	% Change
Operating Expenses:
Selling	$28,220	$30,632	$(2,412)	(7.9)%
General and administrative	48,920	48,643	277	0.6
Engineering and technical support	7,256	6,191	1,065	17.2
Total Operating Expenses	84,396	85,466	(1,070)	(1.3)
Operating Loss	$(5,077)	$(25,048)	$19,971	(79.7)%

Operating expenses decreased $1,070 or 1.3% for fiscal 2007, as compared to 2006. As a percentage of net sales, operating expenses increased to 18.5% for fiscal 2007 from 16.2% in 2006 due to the decline in sales during the period. Operating expenses for fiscal 2007 includes stock-based compensation expense of $432, legal settlements of $1,588 and $1,180 of expenses from the newly acquired Thomson accessory business.

Selling expenses decreased $2,412 or 7.9% primarily due to a $1,924 decrease in commission expense as a result of the decline in commissionable sales. The remaining decline in selling expenses is primarily due to a decline in consumer and print media advertisements.

General and administrative expenses increased $277 or 0.6% due to the following:

•	$719 increase in occupancy costs as a result of transition services costs necessary to support the newly acquired Thomson operations.

•	$1,517 increase in employee benefits due to increased health care costs under the Company’s medical and dental plan as well as increased employer contributions to the 401(k) plan.

The above increases in general and administrative expenses were partially offset by the following:

•	$476 decrease in professional fees due to reduced audit, legal and consulting costs, partially offset by $1,588 in legal settlements from claims by licensors during fiscal 2007,

•	$817 decrease in bad debt expense due to a decline in the accounts receivable balance and improved collectibility efforts. The Company does not consider this to be a trend in the overall accounts receivable,

•	increased MIS billings of $489 for services performed in connection with a transition service agreement.

Engineering and technical support expenses increased $1,065 or 17.2% due to an increase in direct labor as a result of wage increases and increased labor costs.

Other Income (Expense)

	Fiscal 2007	Fiscal 2006	$ Change
Interest and bank charges	$(1,955)	$(2,405)	$450
Equity in income of equity investees	2,937	2,463	474
Other, net	6,253	6,894	(641)
Total other income	$7,235	$6,952	$283

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

Other income declined due to a one time $2,455 unrealized gain recorded during fiscal 2006 in connection with the Bliss-tel investment partially offset by an other than temporary impairment charge of $1,758 recorded for the CellStar investment during fiscal 2006. The decline in other income was further offset by increased interest income as a result of increased short-term investment holdings and higher interest rates as compared to the prior year.

Income Tax Benefit

The effective tax rate for fiscal 2007 was a benefit of 71.1% compared to a benefit of 68.1% in the prior period. The interest income earned on our short-term investments is tax exempt, which results in our effective tax rate being less than the statutory rate. The tax benefit for fiscal 2006 was positively impacted by the favorable outcome of $3,307 in tax accrual reductions due to the completion of certain tax examinations.

Income (loss) from Discontinued Operations

The following is a summary of results included within discontinued operations:

	Fiscal 2007	Fiscal 2006
Net sales from discontinued operations	$—	$2,690
Income (loss) from discontinued operations before income taxes	(1,163)	(774)
Income tax benefit	407	418
	(756)	(356)
Loss on sale of discontinued operations, net of tax	—	(2,079)
Loss from discontinued operations, net of tax	$(756)	$(2,435)

Included in loss from discontinued operations for fiscal 2006 is the financial results of Audiovox Malaysia which was sold on November 7, 2005. The loss from discontinued operations for fiscal 2007is primarily due to legal and related costs associated with contingencies pertaining to our discontinued Cellular business.

Net Income (Loss)

Net income for fiscal 2007 was $2,936 compared to a net loss of $8,203 in fiscal 2006. Income per share for fiscal 2007 was $0.13 (diluted) as compared to loss per share of $0.36 (diluted) for fiscal 2006. Net income (loss) was favorably impacted by sales incentive reversals of $2,460 ($1,501 after taxes) and $1,995 ($1,217 after taxes) for fiscal 2007 and 2006, respectively.

Year ended November 30, 2005 compared to year ended November 30, 2004

Continuing Operations

The following tables sets forth, for the periods indicated, certain statement of operations data for the years ended November 30, 2005 (‘‘fiscal 2005’’) and 2004 (‘‘fiscal 2004’’).

Net Sales

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Mobile Electronics	$339,355	$403,196	$(63,841)	(15.8)%
Consumer Electronics	200,361	160,457	39,904	24.9
Total net sales	$539,716	$563,653	$(23,937)	(4.3)%

Mobile Electronics sales, which represented 62.9% of net sales, was impacted by a shift in the mobile video category brought on by video-in-a-bag systems being replaced by lower priced portable DVD’s, increased presence by original equipment car manufacturers and lower SUV sales. In addition, sales were adversely impacted when reduced pricing by one of our competitors resulted in a significant reduction in pricing for satellite radio plug and play units. Sales were favorably impacted by the recent acquisition of Terk in January of 2005 and an increase in sales of Jensen mobile multimedia products.

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

Gross Profit

	Fiscal 2005	Fiscal 2004
Gross profit	$60,839	$89,737
Gross margin percentage	11.3%	15.9%

Gross margins decreased to 11.3% for fiscal 2005 as compared to 15.9% for fiscal 2004. Gross margins were impacted by the following:

•	Increased inventory writedowns of $11,418 from $5,506 (1.0% impact) in fiscal 2004 to $16,924 (3.1% impact) in fiscal 2005. The increase in writedowns was the result of:

•	The Company’s: a) post holiday season review of inventory and sales projections, b) review of products which were at the end of their product life cycle at the completion of the fourth quarter, and c) market information obtained from industry competitors and customers regarding pricing and product demand at the January 2006 Consumer Electronics trade show, the Company decided to discontinue certain product lines resulting in a $9,972 inventory charge in the fourth quarter of fiscal 2005, which is primarily related to a $8,775 charge due to the discontinuance of certain products within select product lines.

•	A $3,789 writedown recorded during the third quarter of fiscal 2005 primarily for satellite radio plug and play products as a result of sudden reduced pricing by a competitor.

•	Continual price erosion in the electronics industry due to increased competition and increased technological advancements in the electronics industry.

Gross margins were also impacted by the following:

•	Increased consumer product sales, which traditionally have lower gross margins than mobile products.

•	Increased freight costs as a result of higher fuel prices, and increased shipments as a result of a change in sales mix.

•	A shift in business to mass merchants and large retail customers caused margins to decline due to increased sales incentive expense. Reversals of sales incentive expense favorably impacted gross margins by 0.5% and 0.7% during fiscal 2005 and 2004, respectively.

•	Gross margins were favorably impacted by increased margins in Jensen mobile, Audiovox LCD TV’s and the Terk brand.

Operating Expenses and Operating Loss

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Selling	$31,799	$31,796	$3	—%
General and administrative	50,540	54,576	(4,036)	(7.4)
Engineering and technical support	6,190	4,721	1,469	31.1
Operating expenses	$88,529	$91,093	$(2,564)	(2.8)
Operating loss	(27,690)	(1,356)	(26,334)	(1,942.0)%

Consolidated operating expenses decreased $2,564 or 2.8%, for fiscal 2005, as compared to 2004. As a percentage of net sales, operating expenses increased to 16.4% for fiscal 2005 as compared to 16.2% in 2004.

Selling expenses remained consistent with the prior year. Advertising expense declined $596 primarily due to a decline in print media advertising for Audiovox Germany offset by a $613 increase in commissions as a result of increased consumer electronics sales, changes in compensation programs related to commissionable sales for Jensen products and incremental selling expenses from the recently acquired Terk product line.

General and administrative expenses decreased as a result of the following:

•	A decrease of $2,067 in professional fees due to a reduction in legal settlements, legal costs related to patent infringement cases and a decline in costs to comply with Sarbanes-Oxley Section 404.

•	Officer salaries decreased $3,908 as a result of a decline in variable compensation due to reduced earnings and long-term incentive awards paid in connection with the sale of the Cellular business in fiscal 2004.

•	Office salaries declined due to a reduction in headcount and includes a one-time severance charge of $471 for fiscal 2005.

The above decreases in general and administrative expense were partially offset by the following:

•	$680 increase in occupancy costs due to the incremental costs to operate the Terk facility.

•	$869 increase in bad debt expense due to the recoveries of previously written off bad debt in fiscal 2004, which did not recur in fiscal 2005.

•	$462 increase in information technology costs due to the acquisition of Terk and increased software users.

Engineering and technical support increased due to an increase in direct labor as a result of the recent Terk acquisition and an increase in product complexity, which has resulted in hiring additional engineers and providing additional customer service.

Other Income (Expense )

	Fiscal 2005	Fiscal 2004	$ Change
Interest and bank charges	($2,478)	($3,762)	$1,284
Equity in income of equity investees	2,342	3,980	(1,638)
Other, net	9,730	2,436	7,294
Total other income	$9,594	$2,654	$6,940

Interest expense and bank charges decreased primarily due to the reduction in outstanding bank obligations, as we repaid all amounts outstanding under our domestic bank obligations on November 1, 2004. Interest expense and bank charges during fiscal 2005 primarily represent expenses for debt and bank obligations of Audiovox Germany and interest for a capital lease.

Equity in income of equity investees decreased due to a decrease in the equity income of Audiovox Specialized Applications, LLC (‘‘ASA’’) as a result of decreased sales due to increased competition for van conversion products and a decline in sales to one major customer.

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

Income (loss) from Discontinued Operations

The following is a summary of results included within discontinued operations:

	Fiscal 2005	Fiscal 2004
Net sales from discontinued operations	$3,404	$1,162,863
Income (loss) from discontinued operations before income taxes	(1,187)	10,837
Provision for (benefit from) income taxes	(362)	701
	(825)	10,136
Gain (loss) on sale of discontinued operations, net of tax	(2,079)	67,000
Income (loss) from discontinued operations, net of tax	($2,904)	$77,136

Income (loss) from discontinued operations, net of tax, was a loss of $2,904 for fiscal 2005 compared to income of $77,136 for fiscal 2004. Included in loss from discontinued operations for fiscal 2005 is a loss of $2,079 on the sale of AVM. The decline in income from discontinued operations for fiscal 2005 is primarily due to the losses of AVM as well as the sale of Cellular business on November 1, 2004, which resulted in a $67,000 gain in fiscal 2004.

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

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2007, we had working capital of $302,613, which includes cash and short-term investments of $156,345 compared with working capital of $343,145 at February 28, 2006, which included cash and short-term investments of $177,079. The decrease in short-term investments is primarily due to the acquisition of Thomson’s Americas consumer electronics accessory business for $60,485 partially offset by improved inventory turnover and collection of accounts receivable. We plan to utilize our current cash position as well as collections from accounts receivable to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions. The following table summarizes our cash flow activity for all periods presented:

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
Cash provided by (used in):
Operating activities	$43,420	$55,298	$(42,085)	$87,144
Investing activities	(40,897)	(51,018)	13,629	(4,177)
Financing activities	(3,449)	(2,188)	(555)	(44,580)
Effect of exchange rate changes on cash	119	24	(234)	320
Net (decrease) increase in cash and cash equivalents	$(807)	$2,116	$(29,245)	$38,707

Operating activities provided cash of $43,420 for the year ended February 28, 2007 due to: i) net income from continuing operations of $2,936, ii) decreased inventory balances as a result of increased turnover due to improved inventory management and iii) collection of income tax refunds. Cash provided or used by operating activities is primarily generated from net income from continuing operations, the collection of accounts receivable, inventory turnover and payment of accounts payable and income taxes. The timing of payments and collections can fluctuate and are often impacted by the timing of sales and inventory purchases.

Investing activities used cash of $40,897 during the year ended February 28, 2007, primarily due to the purchase of the Thomson Americas consumer electronics accessory business partially offset by the sales (net of purchases) of short-term investments. Cash provided or used by investing activities is primarily generated from activity related to investments as well as acquisitions and divestitures.

Financing activities used $3,449 during the year ended February 28, 2007, primarily from the purchase of treasury stock and payment of bank obligations and debt partially offset by proceeds received from the exercise of stock options and warrants. The increased cash usage from financing activities during the year ended November 30, 2004 is primarily due to the full repayment of all domestic bank obligations outstanding as a result of the sale of the Cellular business.

As of February 28, 2007, we have a domestic credit line to fund the temporary short-term working capital needs of the Company. This line expires on August 31, 2007 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (‘‘ABL’’) credit facility and a $1,000 Venezuela credit facility.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At February 28, 2007, such obligations and commitments are as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligation (1)	$11,971	$521	$1,043	$1,056	$9,351
Operating leases (2)	21,274	3,533	4,954	3,537	9,250
Total contractual cash obligations	$33,245	$4,054	$5,997	$4,593	$18,601

	Amount of Commitment Expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Bank obligations (3)	$2,890	$2,890	—	—	—
Stand-by letters of credit (4)	3,252	3,252	—	—	—
Commercial letters of credit (4)	6,056	6,056	—	—	—
Debt (5)	6,954	1,524	4,643	787	—
Unconditional purchase obligations (6)	73,484	73,484	—	—	—
Total commercial commitments	$92,636	$87,206	$4,643	$787	—

(1)	Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $65 and $5,676, respectively at February 28, 2007.
(2)	We enter into operating leases in the normal course of business.
(3)	Represents amounts outstanding under the Audiovox Germany factoring agreement at February 28, 2007.
(4)	Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers. We also issue standby letters of credit to secure certain bank obligations and insurance requirements.
(5)	Represents amounts outstanding under a loan agreement for Audiovox Germany. This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.
(6)	Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026. The effective interest rate on the capital lease obligation is 8%. On November 1, 2004, we entered into an agreement to sublease the building to UTStarcom for monthly payments of $46 until November 1, 2009. We also lease another facility from our principal stockholder which expires on November 30, 2016. Total lease payments required under all related party leases for the five-year period ending February 28, 2012 are $6,089.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48. ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in the Company’s financial statements in accordance with the provisions of FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position and the results of operations.

In September 2006, the Securities and Exchange Commission (‘‘SEC’’) issued Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’ (‘‘SAB 108’’). SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when evaluating and quantifying the materiality of a misstatement. SAB 108 provides guidance on correcting errors under the dual approach as well as providing transition guidance for correcting errors. The Company adopted the provisions of SAB 108 as of February 28, 2007. The adoption of SAB 108 did not impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157, but we do not expect the adoption of this pronouncement will have a material impact on our financial position or results of operations.

Item 7a — Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our market instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, interest rates and foreign currency exchange rates.

Marketable Securities

Marketable securities at February 28, 2007, which are recorded at fair value of $13,179, include an unrealized loss of $1,561, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1,318 as of February 28, 2007. Actual results may differ.

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

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. At February 28, 2007, we had translation exposure to various foreign currencies with the most significant being the Euro, Thailand Baht, Malaysian Ringgit, Hong Kong Dollar and Canadian Dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of February 28, 2007 amounts to $2,240. Actual results may differ.

Item 8 — Consolidated Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9a — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Audiovox Corporation and subsidiaries (the ‘‘Company’’) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in accordance with the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and adequately designed.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Securities and Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2007. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2007 based on the COSO criteria.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer included in Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K includes, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A. Controls and Procedures, for a more complete understanding of the matters covered by such certifications.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007, has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton LLP’s attestation report on management’s assessment of the Company’ s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Audiovox Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Audiovox Corporation (a Delaware corporation) and subsidiaries (the ‘‘Company’’) maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Audiovox Corporation and subsidiaries maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Audiovox Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Audiovox Corporation and subsidiaries as of February 28, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year ended February 28, 2007, three months ended February 28, 2006 and years ended November 30, 2005 and 2004, and our report dated May 11, 2007 expressed an unqualified opinion thereon.

GRANT THORNTON LLP

Melville, New York
May 11, 2007

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2007 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9b — Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 21, 2007, and such information is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(1 and 2)	Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements attached hereto.

(3)	Exhibits. The following is a list of exhibits:

Exhibit Number		Description
3.1		Certificate of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1; No. 33-107, filed May 4, 1987).
3	.1a	Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 1993).
3	.1b	Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000).
3.2		By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1; No. 33-10726, filed May 4, 1987).
10.1		Securities Purchase Agreement made and entered into as of May 29, 2002, by and among Toshiba Corporation, Audiovox Communications Corp. and Audiovox Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).
10.2		Stockholders Agreement made and entered into as of May 29, 2002, by and among Toshiba Corporation, Audiovox Communications Corp. and Audiovox Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).
10.3		Distribution Agreement made and entered into as of May 29, 2002, by and between Toshiba Corporation and Audiovox Communications Corp. (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).

Exhibit Number	Description
10.4	Non-Negotiable Subordinated Convertible Promissory Note dated May 31, 2002 by Audiovox Communications Corp. in favor of Toshiba Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).
10.5	Employment Agreement effective as of May 29, 2002 by and among Audiovox Communications Corp., Philip Christopher and Audiovox Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).
10.6	Trademark License Agreement made as of May 29, 2002 between Audiovox Corporation and Audiovox Communications Corp. (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).
10.7	Non-Negotiable Demand Note dated May 29, 2002 by Audiovox Communications Corp. in favor of Audiovox Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR on June 6, 2002).
10.8	Purchase Agreement made and entered into as of December 20, 2006 by and between Thomson and Audiovox Corporation (filed herewith).
10.9	Long Term Incentive Compensation Award to John J. Shalam (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2002).
10.10	Long Term Incentive Compensation Award to Philip Christopher (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2002).
10.11	Asset Purchase Agreement, dated as of June 11, 2004, by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and, with respect to Sections 2.05, 2.07, 2.09, 3.01, 3.02, 3.11(b), 3.30, 5.06, 5.08, 5.19, 5.20, 5.21, 5.22, 5.24 and Articles VII — X only, Audiovox Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR June 14, 2004).
10.12	Voting Agreement and Irrevocable Proxy by and between UTStarcom, Inc. and John J. Shalam (incorporated by reference to the Company’s Form 8-K filed via EDGAR June 14, 2004).
10.13	Personally Held Intangibles Purchase Agreement made and entered into as of June 10, 2004 by and between Audiovox Communications Corp. and Philip Christopher (incorporated by reference to the Company’s Form 8-K filed via EDGAR June 14, 2004).
10.14	Agreement and General Release made and entered into as of June 10, 2004 among Audiovox Communications Corp., Audiovox Corporation and Philip Christopher (incorporated by reference to the Company’s Form 8-K filed via EDGAR June 14, 2004).
10.15	Stock Purchase Agreement made and entered into as of June 10, 2004 by and among Toshiba Corporation, Audiovox Communications Corp. and Audiovox Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR June 14, 2004).
10.16	Agreement for Purchase of 7.5 Shares dated as of June 8, 2004 by and between Audiovox Corporation and Toshiba Corporation (incorporated by reference to the Company’s Form 8-K filed via EDGAR June 14, 2004).

Exhibit Number	Description
10.17	Form of Escrow Agreement (incorporated by reference to the Company’s Form 8-K filed via EDGAR August 10, 2004).
10.18	Form of Transition Services Agreement (incorporated by reference to the Company’s Form 8-K filed via EDGAR August 10, 2004).
10.19	Form of Trademark License Agreement (incorporated by reference to the Company’s Form 8-K filed via EDGAR August 10, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Grant Thornton LLP (filed herewith).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2006 and 2005 and for the Years Ended November 30, 2006, 2005 and 2004 (filed herewith).
99.2	Consent of McGladrey & Pullen, LLP (filed herewith).

(d)	All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIOVOX CORPORATION
May 14, 2007	By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2007

Patrick M. Lavelle

/s/ Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 14, 2007

Charles M. Stoehr

/s/ John J. Shalam	Chairman of the Board of Directors	May 14, 2007

John J. Shalam

/s/ Philip Christopher	Director	May 14, 2007

Philip Christopher

/s/ Paul C. Kreuch, Jr.	Director	May 14, 2007

Paul C. Kreuch, Jr.

/s/ Dennis McManus	Director	May 14, 2007

Dennis McManus

/s/ Peter A. Lesser	Director	May 14, 2007

Peter A. Lesser

AUDIOVOX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of February 28, 2007 and 2006	F-3
Consolidated Statements of Operations for the year ended February 28, 2007, three months ended February 28, 2006 and years ended November 30, 2005 and 2004	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the year ended February 28, 2007, three months ended February 28, 2006 and years ended November 30, 2005 and 2004	F-6
Consolidated Statements of Cash Flows for the year ended February 28, 2007, three months ended February 28, 2006 and years ended November 30, 2005 and 2004	F-8
Notes to Consolidated Financial Statements	F-10
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Audiovox Corporation

We have audited the accompanying consolidated balance sheets of Audiovox Corporation (a Delaware corporation) and subsidiaries (the ‘‘Company’’) as of February 28, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year ended February 28, 2007, three months ended February 28, 2006 and years ended November 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of February 28, 2007 and 2006, and the results of their operations and their cash flows for the year ended February 28, 2007, three months ended February 28, 2006 and years ended November 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1t of the notes to consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments on December 1, 2005.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II as of and for the year ended February 28, 2007, three months ended February 28, 2006 and years ended November 30, 2005 and 2004 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated May 11, 2007 expressed an unqualified opinion thereon.

GRANT THORNTON LLP

Melville, New York
May 11, 2007

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
February 28, 2007 and 2006
(In thousands, except share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$15,473	$16,280
Restricted cash	—	1,488
Short-term investments	140,872	160,799
Accounts receivable, net	86,003	88,671
Inventory	104,972	96,150
Receivables from vendors	13,935	9,830
Prepaid expenses and other current assets	11,427	5,985
Income taxes receivable	171	8,498
Deferred income taxes	2,492	2,339
Total current assets	375,345	390,040
Investment securities	13,179	14,709
Equity investments	11,353	11,834
Property, plant and equipment, net	18,019	18,799
Goodwill	17,514	16,067
Intangible assets	57,874	11,002
Deferred income taxes	1,858	1,408
Other assets	631	2,153
Total assets	$495,773	$466,012

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets, continued
February 28, 2007 and 2006
(In thousands, except share data)

	2007	2006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,344	$13,776
Accrued expenses and other current liabilities	26,564	17,907
Accrued sales incentives	7,410	8,512
Bank obligations	2,890	5,329
Current portion of long-term debt	1,524	1,371
Total current liabilities	72,732	46,895
Long-term debt	5,430	5,924
Capital lease obligation	5,676	5,892
Deferred compensation	7,573	6,569
Total liabilities	91,411	65,280
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $50 par value; 50,000 shares authorized, issued and outstanding, at February 28, 2006 with liquidation preference of $2,500. No shares issued or outstanding at February 28, 2007.	—	2,500
Series preferred stock $.01 par value, 1,500,000 shares authorized; no shares issued or outstanding	—	—
Common stock:
Class A $.01 par value; 60,000,000 shares authorized; 22,005,346 and 21,520,346 shares issued and 20,312,299 and 20,131,794 shares outstanding at February 28, 2007 and 2006, respectively	220	215
Class B convertible $.01 par value; 10,000,000 shares authorized; 2,260,954 shares issued and outstanding	22	22
Paid-in capital	271,056	263,008
Retained earnings	151,363	148,427
Accumulated other comprehensive loss	(1,320)	(608)
Treasury stock, at cost, 1,693,047 and 1,388,552 shares of Class A common stock at February 28, 2007 and 2006, respectively	(16,979)	(12,832)
Total stockholders’ equity	404,362	400,732
Total liabilities and stockholders’ equity	$495,773	$466,012

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
Year Ended February 28, 2007, Three Months Ended February 28, 2006
and Years Ended November 30, 2005 and 2004
(In thousands, except share and per share data)

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
Net sales	$456,690	$103,050	$539,716	$563,653
Cost of sales	377,371	87,400	478,877	473,916
Gross profit	79,319	15,650	60,839	89,737
Operating expenses:
Selling	28,220	6,824	31,799	31,796
General and administrative	48,920	10,517	50,540	54,576
Engineering and technical support	7,256	1,468	6,190	4,721
Total operating expenses	84,396	18,809	88,529	91,093
Operating loss	(5,077)	(3,159)	(27,690)	(1,356)
Other income (expense):
Interest and bank charges	(1,955)	(560)	(2,478)	(3,762)
Equity in income of equity investees	2,937	474	2,342	3,980
Other, net (Note 1(r))	6,253	1,769	9,730	2,436
Total other income	7,235	1,683	9,594	2,654
Income (loss) from continuing operations before income taxes	2,158	(1,476)	(18,096)	1,298
Income tax (benefit) expense	(1,534)	(1,843)	(11,409)	479
Minority interest income (expense)	—	—	—	(755)
Net income (loss) from continuing operations	3,692	367	(6,687)	64
Net (loss) income from discontinued operations, net of tax (including $2,079 loss on sale of Malaysia in fiscal 2005 and gain of $67,000 from sale of Cellular business in fiscal 2004)	(756)	(184)	(2,904)	77,136
Net income (loss)	$2,936	$183	$(9,591)	$77,200
Income (loss) per common share (basic):
From continuing operations	$0.16	$0.02	$(0.30)	$—
From discontinued operations	(0.03)	(0.01)	(0.13)	3.52
Net income (loss) per common share (basic)	$0.13	$0.01	$(0.43)	$3.52
Income (loss) per common share (diluted):
From continuing operations	$0.16	$0.02	$(0.30)	$—
From discontinued operations	(0.03)	(0.01)	(0.13)	3.45
Net income (loss) per common share (diluted)	$0.13	$0.01	$(0.43)	$3.45
Weighted average number of common shares outstanding (basic)	22,366,413	22,526,497	22,278,542	21,955,292
Weighted average number of common shares outstanding (diluted)	22,557,272	22,766,593	22,278,542	22,373,134

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Year Ended February 28, 2007, Three Months Ended February 28, 2006
and Years Ended November 30, 2005 and 2004
(In thousands, except share data)

	Preferred Stock	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock- Holder’s equity
Balances at November 30, 2003	$2,500	$229	$252,104	$80,635	($1,229)	($8,511)	$325,728
Comprehensive income:
Net income	—	—	—	77,200	—	—	77,200
Foreign currency translation adjustment, net of reclassification adjustment (see disclosure below)	—	—	—	—	1,319	—	1,319
Unrealized loss on marketable securities, net of tax effect of $1,184	—	—	—	—	(1,931)	—	(1,931)
Other comprehensive loss	—	—	—	—	—	—	(612)
Comprehensive income	—	—	—	—	—	—	76,588
Exercise of stock options into 131,464 shares of common stock	—	2	1,522	—	—	—	1,524
Tax benefit of stock options exercised	—	—	227	—	—	—	227
Remearsurement of stock options	—	—	98	—	—	—	98
Issuance of 1,780 shares of treasury stock	—	—	8	—	—	14	22
Balances at November 30, 2004	2,500	231	253,959	157,835	(1,841)	(8,497)	404,187
Comprehensive loss:
Net loss	—	—	—	(9,591)	—	—	(9,591)
Foreign currency translation adjustment, net of reclassification adjustment (see disclosure below)	—	—	—	—	(157)	—	(157)
Unrealized loss on marketable securities, net of tax effect of $190	—	—	—	—	(310)	—	(310)
Other comprehensive loss	—	—	—	—	—	—	(467)
Comprehensive loss:	—	—	—	—	—	—	(10,058)
Exercise of stock options into 660,500 shares of common stock	—	6	7,686	—	—	—	7,692
Tax benefit of stock options exercised	—	—	1,357	—	—	—	1,357
Purchase of 150,000 shares of treasury stock	—	—	—	—	—	(2,037)	(2,037)
Issuance of 1,205 shares of treasury stock	—	—	6	—	—	10	16
Balances at November 30, 2005	2,500	237	263,008	148,244	(2,308)	(10,524)	401,157
Comprehensive income:
Net income	—	—	—	183	—	—	183
Foreign currency translation adjustment, net	—	—	—	—	263	—	263
Unrealized gain on marketable securities, net of tax effect of $881	—	—	—	—	1,437	—	1,437
Other comprehensive income	—	—	—	—	—	—	1,700
Comprehensive income	—	—	—	—	—	—	1,883
Purchase of 168,800 shares of treasury stock	—	—	—	—	—	(2,308)	(2,308)
Balances at February 28, 2006	2,500	237	263,008	148,427	(608)	(12,832)	400,732

Audiovox Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), continued
Year Ended February 28, 2007, Three Months Ended February 28, 2006
and Years Ended November 30, 2005 and 2004
(In thousands, except share data)

	Preferred Stock	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stock- holders’ equity
Comprehensive income:
Net income	—	—	—	2,936	—	—	2,936
Foreign currency translation adjustment, net of reclassification adjustment (see disclosure below)	—	—	—	—	1,180	—	1,180
Unrealized loss on marketable securities, net of tax effect of $1,210, and reclassification adjustment (see disclosure below)	—	—	—	—	(1,892)	—	(1,892)
Other comprehensive loss	—	—	—	—	—	—	(712)
Comprehensive income	—	—	—	—	—	—	2,224
Exercise of stock options into 485,000 shares of common stock	—	5	4,223	—	—	—	4,228
Purchase of 305,100 shares of treasury stock	—	—	—	—	—	(4,155)	(4,155)
Tax benefit of stock options exercised	—	—	896	—	—	—	896
Stock based compensation expense	—	—	432	—	—	—	432
Repurchase of preferred stock	(2,500)	—	2,495	—	—	—	(5)
Issuance of 605 shares of treasury stock		—	2	—	—	8	10
Balances at February 28, 2007	—	$242	$271,056	$151,363	$(1,320)	$(16,979)	$404,362

	Year ended February 28, 2007	Three months ended February 28, 2006	Year ended November 30,
			2005	2004
Disclosure of reclassification amount:
Unrealized foreign currency translation gain (loss)	$1,119	$263	$(1,522)	$2,233
Less: reclassification adjustments for gain (loss) included in net income (loss)	(61)	—	(1,365)	914
Net unrealized foreign currency translation gain (loss)	$1,180	$263	$(157)	$1,319

Year ended February 28, 2007
Disclosure of reclassification amount:
Unrealized loss on marketable securities	$(2,009)
Less: reclassification adjustments for loss included in net income	(117)
Net unrealized loss on marketable securities	$(1,892)

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Year ended February 28, 2007, Three Months Ended February 28, 2006
And Years Ended November 30, 2005 and 2004
(Dollars in thousands)

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
			(revised)	(revised)
Cash flows from operating activities:
Net income (loss)	$2,936	$183	($9,591)	$77,200
Net loss (income) from discontinued operations	756	184	2,904	(77,136)
Net income (loss) from continuing operations	3,692	367	(6,687)	64
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	3,994	951	3,635	2,638
Bad debt expense (recovery)	(23)	(595)	1,105	237
Equity in income of equity investees	(2,937)	(474)	(2,342)	(3,980)
Other-than-temporary decline in market value of investment	—	—	1,758	—
Minority interest	—	—	—	755
Deferred income tax expense (benefit), net	606	2,959	(3,104)	1,669
(Gain) Loss on disposal of property, plant and equipment	7	(155)	3	—
Tax benefit on stock options exercised	(896)	—	1,357	227
Non-cash compensation adjustment	353	(115)	408	371
Unrealized gain on trading security	—	—	(4,971)	—
Stock based compensation expense	432	—	—	—
Realized loss on sale of investment	178	—	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	4,066	40,560	(2,378)	21,934
Inventory	23,589	33,091	17,805	11,464
Receivables from vendors	(4,079)	(1,752)	(1,064)	(2,565)
Prepaid expenses and other	(1,147)	945	(2,359)	4,476
Investment securities-trading	(1,026)	(395)	(1,279)	393
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	7,466	(18,314)	(19,954)	(12,040)
Income taxes payable	9,145	(1,775)	(41,245)	29,676
Change in assets and liabilities of discontinued operations	—	—	17,227	31,825
Net cash provided by (used in) operating activities	43,420	55,298	(42,085)	87,144
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,711)	(479)	(2,450)	(4,782)
Proceeds from sale of property, plant and equipment	50	677	18	212
Proceeds from distribution from an equity investee	3,419	713	1,147	4,131
Repurchase of subsidiary shares	—		—	(6,893)

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows, continued
Year ended February 28, 2007, Three Months Ended February 28, 2006
And Years Ended November 30, 2005 and 2004
(Dollars in thousands)

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
Purchase of long-term investment	(1,000)		—	—
Net proceeds from sale of Cellular business	—	—	16,736	127,317
Escrow payment for minority interest	—	—	(1,702)	—
Purchase of short-term investments	(158,230)	(52,000)	(143,075)	(124,237)
Sale of short-term investments	178,175	—	158,450	—
Sale of long-term investment	360	—	—	—
Purchase of patents	(475)	—	(150)	—
(Purchase of) proceeds from acquired business	(60,485)	71	(15,345)	513
Cash used by discontinued operations	—	—	—	(438)
Net cash (used in) provided by investing activities	(40,897)	(51,018)	13,629	(4,177)
Cash flows from financing activities:
Borrowings from bank obligations	—	654	1,100	1,229,068
Repayments on bank obligations	(2,853)	(114)	(5,350)	(1,261,353)
Principal payments on capital lease obligation	(89)	(37)	(69)	(65)
Proceeds from exercise of stock options and warrants	4,228		7,692	1,524
Repurchase of Class A common stock	(4,155)	(2,308)	(2,037)	—
Repurchase of preferred stock	(5)	—	—	—
Principal payments on debt	(1,471)	(383)	(1,831)	(12,951)
Payment of guarantee	—	—	—	(291)
Tax benefit on stock options exercised	896	—	—	—
Cash used by discontinued operations	—	—	(60)	(512)
Net cash used in financing activities	(3,449)	(2,188)	(555)	(44,580)
Effect of exchange rate changes on cash	119	24	(234)	320
Net (decrease) increase in cash and cash equivalents	(807)	2,116	(29,245)	38,707
Cash and cash equivalents at beginning of period	16,280	14,164	43,409	4,702
Cash and cash equivalents at end of period	$15,473	$16,280	$14,164	$43,409
Supplemental Cash Flow Information:
Cash paid during the periods for:
Interest, excluding bank charges	$1,739	$495	$1,699	$5,052
Income taxes (net of refunds)	$(10,226)	$(2,116)	$31,639	$7,431

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2007
(Dollars in thousands, except share and per-share data)

1)	Description of Business and Summary of Significant Accounting Policies

a)	Description of Business and Accounting Principles

Audiovox Corporation and subsidiaries (the ‘‘Company’’) design and market a diverse line of electronic products under the Audiovox® and other brand names throughout the world. The Company has one reportable segment, the Electronics Group, which is organized by product category. The Electronics Group consists of five wholly-owned subsidiaries: Audiovox Electronics Corporation, American Radio Corp., Code Systems, Inc., Audiovox German Holdings GmbH and Audiovox Venezuela, C.A. The Company completed the divestiture of the Cellular Group on November 1, 2004 and Audiovox Malaysia on November 7, 2005 (See Note 2). Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

In February 2006, the Company changed its fiscal year end from November 30th to February 28th. The Company’s current fiscal year began March 1, 2006 and ends on February 28, 2007. This annual report on Form 10-K supplements the transition report on Form 10-Q for the three month transition period ended February 28, 2006 and compares the financial position as of February 28, 2007 to February 28, 2006 and the results of operations for the year ended February 28, 2007 and three months ended February 28, 2006 with the results of operations for the years ended November 30, 2005 and 2004.

For the years ended November 30, 2005 and 2004, the Company revised the operating, investing and financing activities of cash flows attributed to discontinued operations, to conform to the appropriate presentation, whereas in the prior periods it was reported on a combined basis as a single line within operating activities.

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

b)	Principles of Consolidation

The consolidated financial statements include the financial statements of Audiovox Corporation and its wholly owned and majority-owned subsidiaries. Minority interest of majority-owned subsidiaries, if any, are calculated based upon the respective minority interest ownership percentage. All significant intercompany balances and transactions have been eliminated in consolidation.

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

c)	Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses. Such estimates include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, accrued sales incentives, warranty reserves, stock-based compensation and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

d)	Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased. Cash equivalents amounted to $14,017 and $12,696 at February 28, 2007 and 2006, respectively. Cash amounts held in foreign bank accounts amounted to $2,882 and $1,661 at February 28, 2007 and 2006, respectively. Restricted cash of $1,488 at February 28, 2006 represented the amount held in escrow for the purchase of Audiovox Venezuela’s minority interest during the year ended February 28, 2007 (Note 17).

e)	Investment Securities

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

The cost, gross unrealized gains (losses) and aggregate fair value of investment securities as of February 28, 2007 and 2006 are as follows:

	February 28, 2007
	Cost	Unrealized Holding Gain/(Loss)	Aggregate Fair Value
Short-term investments*	$140,872	—	$140,872
CellStar Common Stock*	643	168	811
Bliss-tel Stock and Warrants* (Note 14)	6,510	(2,755)	3,755
Other Investment*	1,040	—	1,040
Trading Securities	7,573	—	7,573
Long-term investments	$15,766	($2,587)	$13,179

	February 28, 2006
	Cost	Unrealized Holding Gain/(Loss)	Aggregate Fair Value
Short-term investments*	$160,799	—	$160,799
CellStar Common Stock*	643	352	995
Bliss-tel Stock and Warrants* (Note 14)	6,987	181	7,168
Trading Securities	6,546	—	6,546
Long-term investments	$14,176	$533	$14,709

*	Represents investments that are classified as available-for-sale securities.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

Short-term investments consist of tax-exempt auction rate notes, which are available for sale one year or less when purchased. The Company’s overall goal for short-term investments is to invest primarily in low risk, fixed income securities with the intention of maintaining principal while generating a moderate return. In accordance with the Company’s investment policy, all short-term investments are invested in ‘‘investment grade’’ rated securities and all investments have an Aaa or better rating at February 28, 2007. Trading securities consist of mutual funds, which are held in connection with the Company’s deferred compensation plan.

Deferred tax assets (liabilities) of $1,009 and $(203) related to available for sale securities were recorded at February 28, 2007 and 2006, respectively, as a reduction to the unrealized holding gain (loss) included in accumulated other comprehensive loss.

During the year ended November 30, 2005, the Company recorded an-other-than temporary impairment charge of $1,758 for its investment in CellStar common stock and such charge has been included in other income on the accompanying Consolidated Statement of Operations. The Company recorded this charge as a result of the inability of the investment to regain its marketability, stock listing and the unlikelihood that the cost of this investment would be recovered due to the extended decline in stock price. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.

f)	Revenue Recognition

The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB shipping point or FOB destination, based upon terms established with the customer. The Company’s selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for returns of product from the Company’s customers. The Company does accept returns of products, if properly requested, authorized, and approved by the Company. The Company records an estimate of returns of products to be returned by its customers and records the provision for the estimated amount of such future returns at point of sale, based on historical experience and any notification the Company receives of pending returns.

The Company includes all costs incurred for shipping and handling as cost of sales and all amounts billed to customers as revenue.

g)	Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the retail, mass merchant and OEM industries. Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are generally due within 30-60 days and

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contracted payment terms are considered past due.

Accounts receivable is comprised of the following:

	February 28,
	2007	2006
Trade accounts receivable and other	$91,330	$95,132
Less:
Allowance for doubtful accounts	5,062	6,136
Allowance for cash discounts	265	325
	$86,003	$88,671

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management’s expectations and the provisions established, the Company cannot guarantee it will continue to experience the same credit loss rates that have been experienced in the past. Since the Company’s accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company’s accounts receivable and future operating results.

h)	Inventory

The Company values its inventory (finished goods) at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily from selling prices, indications from customers based upon current price negotiations and purchase orders. The Company’s industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. The Company recorded inventory write-downs on inventory of $2,977, $689, $16,924 and $5,506 for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively.

As a result of the Company’s: a) post holiday season review of inventory and sales projections, b) review of products which were at the end of their product life cycle at the completion of the fourth quarter and c) market information obtained from industry competitors and customers regarding pricing and product demand at the January 2006 Consumer Electronics trade show, the Company decided to discontinue certain product lines resulting in a $9,972 inventory writedown in the fourth quarter of fiscal 2005.

In addition, the Company recorded a $3,789 inventory writedown during the third quarter of fiscal 2005 primarily for satellite radio plug and play products as a result of sudden reduced pricing by a competitor.

The Company’s estimates of excess and obsolete inventory may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

excess and obsolete inventory. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand, price or technological developments could have a significant impact on the value of the Company’s inventory and reported operating results.

i)	Debt Issuance Costs

Costs incurred in connection with the previous restructuring of bank obligations were capitalized. These charges were amortized over the lives of the respective agreements resulting in amortization expense of $1,024 for the year ended November 30, 2004. These capitalized costs were fully amortized at November 30, 2004.

j)	Property, Plant and Equipment

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

A summary of property, plant and equipment, net, is as follows:

	February 28,
	2007	2006
Land	$338	$338
Buildings	5,806	5,806
Property under capital lease	6,981	7,142
Furniture, fixtures and displays	2,457	2,392
Machinery and equipment	5,912	5,505
Construction-in-progress	48	—
Computer hardware and software	15,146	13,152
Automobiles	977	845
Leasehold improvements	5,136	4,989
	42,801	40,169
Less accumulated depreciation and amortization	24,782	21,370
	$18,019	$18,799

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Furniture, fixtures and displays	5-10 years
Machinery and equipment	5-10 years
Computer hardware and software	3-5 years
Automobiles	3 years

Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital lease are amortized over the term of the lease. Capitalized computer software costs obtained for internal use are amortized on a straight-line basis.

Depreciation and amortization of property, plant and equipment amounted to $3,599, $893, $3,399 and $2,638 for the year ended February 28, 2007, the three months ended

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

February 28, 2006 and the years ended November 30, 2005 and 2004, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $334, $65, $179 and $149 for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively. Included in depreciation expense is $240 of depreciation related to property under capital lease for the years ended February 28, 2007, November 30, 2005 and 2004, and $60 for the three months ended February 28, 2006.

Accumulated depreciation and amortization includes $2,138 and $1,898 related to property under capital lease at February 28, 2007 and 2006, respectively. Computer software includes approximately $1,240 and $353 of unamortized costs as of February 28, 2007 and 2006, respectively, related to the acquisition and installation of management information systems for internal use.

k)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the excess over the fair value of assets acquired (goodwill) and other intangible assets (patents, contracts and trademarks/tradenames).

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 142 ‘‘Goodwill and Other Intangible Assets’’ requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. Equity method goodwill, which amounted to $4,602 at February 28, 2007 and 2006, is evaluated for impairment under Accounting Principles Board No. 18, ‘‘The Equity Method of Accounting for Investments in Common Stock’’, as amended. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’.

For intangible assets with indefinite lives, including goodwill, the Company performed its annual impairment test, as of the end of the fiscal fourth quarter, which indicated no reduction is required. The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives.

Goodwill

The change in carrying amount of goodwill is as follows:

	February 28,
	2007	2006
Net beginning balance (March 1st)	$16,067	$17,818
Terk acquisition purchase price adjustment	—	(2,001)
Purchase of minority interest (Note 17)	1,447	250
Net ending balance (February 28th)	$17,514	$16,067

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

Other Intangible Assets

	February 28, 2007
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$625	$193	$432
Trademarks/Tradenames not subject to amortization (see below)	56,835	—	56,835
Contract subject to amortization (5 years)	1,104	497	607
Total	$58,564	$690	$57,874

	February 28, 2006
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Patents subject to amortization	$150	$18	$132
Trademarks/Tradenames not subject to amortization	10,042	—	10,042
Contract subject to amortization (5 years)	1,104	276	828
Total	$11,296	$294	$11,002

During the year ended February 28, 2007, the Company purchased $475 of patents subject to amortization with estimated useful lives ranging from twenty-four to forty-five months. In addition, the Company acquired in January 2007 $46,793 of intangible assets in connection with an acquisition, which has been preliminarily allocated to trademarks not subject to amortization (Note 4).

Amortization expense for intangible assets amounted to $395, $58 and $236 for the year ended February 28, 2007, three months ended February 28, 2006 and year ended November 30, 2005, respectively. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending February 28, 2012 is as follows:

Fiscal Year	Amount
2008	$410
2009	343
2010	214
2011	15
2012	15
$997

l)	Sales Incentives

The Company offers sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates and (4) other trade allowances. The Company accounts for sales incentives in accordance with EITF 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products)’’ (EITF 01-9). Except for other trade allowances, all sales incentives require the customer to purchase the Company’s products during a specified period of time. All sales incentives require customers to claim the sales incentive within a

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

certain time period (referred to as the ‘‘claim period’’) and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a cash payout. All costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs:

Co-operative advertising allowances are offered to customers as reimbursement towards their costs for print or media advertising in which the Company’s product is featured on its own or in conjunction with other companies’ products. The amount offered is either a fixed amount or is based upon a fixed percentage of sales revenue or a fixed amount per unit sold to the customer during a specified time period.

Market development funds are offered to customers in connection with new product launches or entrance into new markets. The amount offered for new product launches is based upon a fixed amount, or percentage of sales revenue to the customer or a fixed amount per unit sold to the customer during a specified time period. The Company accrues the cost of co-operative advertising allowances, volume incentive rebates and market development funds at the later of when the customer purchases our products or when the sales incentive is offered to the customer.

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

The accrual balance for sales incentives at February 28, 2007 and 2006 was $7,410 and $8,512, respectively. Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers could have a significant impact on the sales incentives liability and reported operating results.

For the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, reversals of previously established sales incentive liabilities amounted to $2,460, $480, $2,836 and $3,889, respectively. These reversals include unearned and unclaimed sales incentives. Reversals of unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unearned sales incentives for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004 amounted to $1,148, $0, $1,007 and $2,187, respectively.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004 amounted to $1,312, $480, $1,829 and $1,702, respectively.

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

A summary of the activity with respect to sales incentives is provided below:

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
Opening balance	$8,512	$9,826	$7,584	$14,605
Accruals	14,961	3,526	20,609 *	17,012
Payments	(13,603)	(4,360)	(15,531)	(20,144)
Reversals for unearned incentives	(1,148)	—	(1,007)	(2,187)
Reversals for unclaimed incentives	(1,312)	(480)	(1,829)	(1,702)
Ending balance	$7,410	$8,512	$9,826	$7,584

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

*	Included in accruals for the year ended November 30, 2005 is $1,255 of accrued sales incentives from the acquisition of Terk (Note 4).

m)	Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $6,194, $1,682, $8,214 and $8,821 for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively.

n)	Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company’s estimated cost to repair expected returns of products for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $5,856 and $5,314 is recorded in accrued expenses in the accompanying consolidated balance sheets as of February 28, 2007 and 2006, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $3,730 and $4,633 is recorded as a reduction to inventory in the accompanying consolidated balance sheets as of February 28, 2007 and 2006, respectively. Warranty claims and product

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

repair costs expense for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004 were $8,047, $477, $6,063 and $3,257, respectively.

Changes in the Company’s product warranties and product repair costs are as follows:

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
Beginning balance	$9,947	$10,329	$11,794	$14,695
Liabilities acquired from acquisition (Note 4)	1,705	—	—	—
Liabilities accrued for warranties issued	8,047	477	6,063	3,257
Warranty claims paid	(10,113)	(859)	(7,528)	(6,158)
Ending balance	$9,586	$9,947	$10,329	$11,794

During the year ended November 30, 2004, the Company received a credit of $1,517 from a vendor as a result of re-negotiating charges for the repair of defective inventory. This credit has been included as a reduction to the liabilities accrued for warranties issued during the year ended November 30, 2004.

o)	Foreign Currency

Assets and liabilities of those subsidiaries and former equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with SFAS No. 52, ‘‘Foreign Currency Translation’’. Revenues and expenses have been translated at the weighted average rates of exchange in effect during the period. Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss).

Exchange gains and losses on inter-company balances of a long-term nature are also recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss).

p)	Income Taxes

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

q)    Income (Loss) Per Common Share

Basic income (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

A reconciliation between the denominators of the basic and diluted income (loss) per common share is as follows:

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
Weighted-average number of common shares outstanding (basic)	22,366,413	22,526,497	22,278,542	21,955,292
Effect of dilutive securities:
Stock options and stock warrants	190,859	240,096	—	417,842
Weighted-average number of common and potential common shares outstanding (diluted)	22,557,272	22,766,593	22,278,542	22,373,134

Stock options and stock warrants totaling 1,157,226, 1,028,000, 611,923 and 366,250 for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively, were not included in the net income (loss) per common share calculation because the exercise price of these options and warrants were greater than the average market price of common stock during the period or these options and warrants were anti-dilutive due to losses during the respective periods.

r)	Other Income (Loss)

Other income (loss) is comprised of the following:

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
CellStar impairment (Note 1 (e))	$—	$—	$(1,758)	$—
Bliss-tel (Note 14)	(178)	—	4,971	—
Interest income	6,218	1,108	3,813	795
Rental income	552	143	610	106
Other	(339)	518	2,094	1,535
Total - Other, net	$6,253	$1,769	$9,730	$2,436

s)	Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

t)	Accounting for Stock-Based Compensation

The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (ISO’s) and non-qualified stock options (NQSO’s) to purchase shares of Class A common stock. Under the plans, the exercise price of the ISO’s will not be less than the market value of the Company’s Class A common stock or greater than 110% of the market value of the Company’s Class A common stock on the date of grant. The exercise price of the NQSO’s may not be less than 50% of the market value of the Company’s Class A common stock on the date of grant. The options must be exercised no later than ten years after the date of grant. The vesting requirements are determined by the Board of Directors at the time of grant. Exercised options are issued from authorized Class A Common Stock. As of February 28, 2007, 1,402,500 shares were available for future grants under the terms of these plans.

Prior to December 1, 2005, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’), and related interpretations while disclosing pro-forma net income (loss) and pro-forma net income (loss) per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation (‘‘SFAS No. 123’’).’’ Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. The Company issued all stock option grants with exercise prices equal to, or greater than, the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense relating to the grant of such options was recognized in the consolidated statements of operations through November 30, 2005.

Effective December 1, 2005, the Company adopted SFAS No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS 123(R)’’). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant and be recognized as an expense over the requisite service period. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all unvested stock options outstanding. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of December 1, 2005 were fully vested and exercisable, there was no compensation expense recognized for options granted prior to the adoption of SFAS 123(R) in the consolidated statement of operations. Prior to adopting SFAS 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow, which was $1,357 and $227 for the years ended November 30, 2005 and 2004, respectively. SFAS 123(R) requires tax benefits related to stock based compensation be presented as an operating activity outflow and finance activity inflow on a prospective basis, which was $896 for the year ended February 28, 2007. In addition, the Company elected to use the ‘‘short cut’’ method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123(R), which resulted in no historical pool of windfall tax benefits. The election of the ‘‘short cut’’ method did not have an impact on the Company’s consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the Company had measured the compensation cost for stock option programs under SFAS 123 during the years ended November 30, 2005 and 2004.

	Years ended November 30,
	2005	2004
Net income (loss):
As reported	$(9,591)	$77,200
Stock based compensation expense	(490)	—
Pro-forma	$(10,081)	$77,200
Net income (loss) per common share (basic):
As reported	$(0.43)	$3.52
Pro-forma	$(0.45)	$3.52
Net income (loss) per common share (diluted):
As reported	$(0.43)	$3.45
Pro-forma	$(0.45)	$3.45

The per share weighted average fair value of stock options granted during the years ended February 28, 2007 and November 30, 2005 was $4.11 and $2.51, respectively on the date of grant. These options vested immediately, had exercise prices equal to the fair market value of the stock on the date of grant and a contractual term ranging from two to three years. This fair value was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended February 28, 2007	Year ended November 30, 2005
Expected dividend yield	0%	0%
Expected volatility	49.8%	19.4%
Risk-free interest rate	4.7%	4.7%
Expected life (years)	2.0	2.6

The expected dividend yield is based on historical and projected dividend yields. The Company estimates expected volatility based primarily on historical daily price changes of the Company’s stock equal to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on employment termination behavior.

The Company recognized stock-based compensation expense for awards issued in the following line items in the consolidated statement of operations for the year ended February 28, 2007:

Cost of sales	$21
Selling expense	156
General and administrative expenses	245
Engineering and technical support	10
Stock-based compensation expense before income tax benefit	$432

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

Net income from continuing operations and net income was impacted by $264 (after tax) in stock based compensation expense or $0.01 per diluted share.

Information regarding the Company’s stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 30, 2003	2,719,864	$11.76
Granted	—	—
Exercised	(131,464)	11.60
Forfeited/expired	(40,700)	13.49
Outstanding at November 30, 2004	2,547,700	11.74
Granted	324,952	13.76
Exercised	(660,500)	11.65
Forfeited/expired	(10,000)	15.00
Outstanding at November 30, 2005	2,202,152	12.04
Forfeited/expired	(5,000)	13.69
Outstanding at February 28, 2006	2,197,152	12.04
Granted	105,000	13.42
Exercised	(485,000)	8.72
Forfeited/expired	(32,500)	14.39
Outstanding and exercisable at February 28, 2007	1,784,652	$12.97

At February 28, 2007, the Company had no unrecognized compensation cost as all stock options were fully vested.

Summarized information about stock options outstanding as of February 28, 2007 is as follows:

	Outstanding and Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price of Shares	Weighted Average Life Remaining in Years
$4.63 – 8.00	417,200	$7.62	0.44
$8.01 – 13.00	10,000	$12.24	1.42
$13.01 – 15.00	1,357,452	$14.64	2.24

The aggregate intrinsic value of the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2007 was $3,782. This amount changes based on the fair market value of the company’s stock. The total intrinsic value of options exercised for the years ended February 28, 2007, November 30, 2005 and 2004 were $2,519, $3,570 and $598, respectively.

u)	Accumulated Other Comprehensive Income (Loss)

Other comprehensive loss includes accumulated foreign currency translation gains (losses) of $241 and $(939), and unrealized (losses) gains on investment securities classified as available-for-sale of $(1,561) and $331 at February 28, 2007 and 2006, respectively.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements , continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

During the year ended November 30, 2005, $1,758 of unrealized losses on available for sale investment securities were transferred into earnings as a result of an other than temporary impairment charge. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

v)	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48. ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in the Company’s financial statements in accordance with the provisions of FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (‘‘SEC’’) issued Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’ (‘‘SAB 108’’). SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when evaluating and quantifying the materiality of a misstatement. SAB 108 provides guidance on correcting errors under the dual approach as well as providing transition guidance for correcting errors. The Company adopted the provisions of SAB 108 as of February 28, 2007. The adoption of SAB 108 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157, but we do not expect the adoption of this pronouncement will have a material impact on our financial position or results of operations.

w)	Reclassifications

Certain reclassifications have been made to the consolidated financial statements in order to conform to the current presentation.

x)	Allocating Interest Expense to Discontinued Operations

Interest expense of $3,148 was allocated to discontinued operations for the year ended November 30, 2004. This allocation represented consolidated interest that could not be attributed to other operations of the Company and such allocations were based on the required working capital needs of the Cellular business (Note 2).

y)	Issuances of Subsidiary Stock

The Company’s accounting policy on the issuances of subsidiary stock is to recognize through earnings the gain on the sale of the shares as long as the sale of the shares is not part of a broader corporate reorganization planned or contemplated by the Company and realization of the gain is assured.

z)	Tax interest and penalties

The Company classifies interest and penalties associated with income taxes as a component of income tax expense (benefit) on the consolidated statement of operations.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

2)	Discontinued Operations

a)	Sale of Audiovox Malaysia

On November 7, 2005, the Company completed the sale of its majority owned subsidiary, Audiovox Malaysia (‘‘AVM’’), to the then current minority interest stockholder. The Company discontinued ownership of AVM due to increased competition from Original Equipment Manufacturers and deteriorating credit quality of local customers. The Company sold its remaining equity in AVM in exchange for a $550 face-value promissory note ($404 after discount) payable in 60 equal monthly installments with an effective interest rate of 6.2%. As a result of the sale of AVM, the Company was released from all of its Malaysian liabilities, including bank obligations, and recorded the following loss on the sale for the year ended November 30, 2005:

Purchase Price	$404
Equity (after discount) of AVM at time of sale	(1,418)
Non-cash cumulative translation losses	(1,365)
Income tax benefit	300
Loss on sale of AVM, included in discontinued operations	$(2,079)

b)	Sale of Cellular Business

On November 1, 2004, the Company completed its sale (the ‘‘Sale’’) of the Cellular Business (‘‘ACC’’ or ‘‘Cellular’’) to UTStarcom, Inc. (‘‘UTSI’’) in connection with a definitive asset purchase agreement (‘‘the agreement’’), which was signed on June 11, 2004. In accordance with the agreement, the Company’s majority owned subsidiary, ACC, sold selected assets and certain liabilities (excluding certain receivables, inter-company accounts payable, income taxes payable, subordinated debt and certain accrued expenses and other current liabilities), to UTSI. The following summarizes the assets and liabilities, which were sold to UTSI:

Accounts receivable, net	$1,628
Inventory	116,341
Prepaid expenses and other assets	985
Receivables from vendors	3,101
Property, plant and equipment, net	1,759
Total assets sold	123,814
Accounts payable	56,750
Accrued expenses and other liabilities	12,827
Accrued sales incentives	4,639
Total liabilities sold	74,216
Net assets sold	$49,598

As consideration for the sale, the Company received $165,170 (‘‘Purchase Price’’) and an additional $8,472 pursuant to a net working capital adjustment (‘‘the adjustment’’) based on the working capital of ACC at the time of closing. The adjustment was collected during the year ended November 30, 2005.

A portion of the Purchase Price proceeds were utilized for the following payments:

•	ACC repaid Toshiba Corporation (‘‘Toshiba’’), a former minority interest shareholder of ACC, $8,162 as payment in full of the outstanding principal and interest of a

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

subordinated note. In addition, Audiovox repurchased from Toshiba, its remaining minority interest in ACC for $5,483. As a result of this purchase ACC released Toshiba from its obligation to continue to supply wireless handsets to ACC and released Toshiba from all claims that ACC or Audiovox have or may have against Toshiba (Note 3).

•	Upon the closing, ACC’s Chief Executive Officer’s employment agreement with ACC was terminated and pursuant to his employment agreement and his long-term incentive compensation award he received $4,000. ACC also purchased certain of his personally held intangibles for $16,000 in order for ACC to have the ability to convey all of the assets used in connection with the conduct of the Cellular business to UTSI (Note 17).

•	Upon the closing, ACC paid $5,019 to certain employees of ACC and its subsidiaries as a severance payment and in exchange for which Audiovox received a release from such employees (Note 17).

•	Pursuant to the terms of the Agreement, 5% (or $8,255) of the Purchase Price was placed in escrow by UTSI for 120 days after Closing. The Company collected the full escrow amount during the year ended November 30, 2005.

•	The Company’s Chairman received $1,916 upon the closing of the asset sale pursuant to an amendment of a long-term incentive compensation award, which clarified that such payment would be paid pursuant to a sale of the Cellular business pursuant to an asset sale. This payment was recorded in general and administrative expenses on the accompanying consolidated statement of operations for the year ended November 30, 2004 (Note 17).

•	Taxes of approximately $36,311 were paid in connection with the asset sale.

•	Acquisition costs for legal, accounting and other of $4,603 were incurred to effectuate the sale.

The Company also retained and collected certain accounts receivable related to the Cellular business, which approximated $148,494 as of the closing.

After the closing on November 1, 2004, the following additional agreements became effective:

•	The Company agreed to indemnify UTSI for any breach or violation of ACC’s and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company’s financial condition. The Company is not aware of any such claim(s) for indemnification.

•	For a period of five-years after November 1, 2004, the Company entered into a royalty free licensing agreement permitting UTSI to use the Audiovox brand name on certain products. During such period, the Company will not conduct, directly or indirectly, in the Cellular business without the prior written consent of UTSI. The Company has no separate accounting treatment for the royalty-free license agreement with UTSI as this agreement cannot be separated from the sale of net assets to UTSI.

•	Certain ACC employee stock options under the 1997 Stock Option Plan and 1999 Stock Compensation Plan were extended for one year from the closing. This extension resulted in a non-cash compensation charge of $98 due to the remeasurement of stock options in accordance with FIN 44 ‘‘Accounting for Certain Transactions involving Stock Compensation’’.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

•	The Company provides certain Information Technology services, after the closing as set forth in a Transition Services Agreement with UTSI. As consideration for the performance of these services, UTSI pays the Company-based on the usage of these services as set forth in the Transition Services Agreement. Such usage services have been included as a reduction to general and administrative expenses in the accompanying statement of operations for all periods presented.

•	The Company’s credit agreement for domestic bank obligations expired and became due upon the consummation of the sale of ACC’s assets to UTSI. As such, the Company utilized proceeds from the sale to repay domestic bank obligations of $99,266 at November 1, 2004.

As a result of the sale of the Cellular business, the Company recorded a gain of $67,000 for the year ended November 30, 2004, which was calculated as follows:

Purchase Price	$165,170
Working capital adjustment	8,472
Less: payment to former Cellular employees	25,019
Less: professional fees incurred in conjunction with divestiture	4,603
Less: net assets sold	49,598
Less: non-cash charge for stock options	98
Non-cash cumulative translation gains	914
Gain on purchase of Toshiba minority interest	8,073
Less: estimated taxes	36,311
Gain on sale of Cellular business, included in discontinued operations	$67,000

c)	Financial Presentation of Discontinued Operations

The following is a summary of results included within discontinued operations:

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
Net sales from discontinued operations	$—	$—	$3,404	$1,162,863
(Loss) income from operations of discontinued operations before income taxes	$(1,163)	$(281)	$(1,187)	$10,837
(Benefit) provision for income taxes	(407)	(97)	(362)	701
	(756)	(184)	(825)	10,136
(Loss) gain on sale of business, net of tax	—	—	(2,079)	67,000
(Loss) income from discontinued operations, net of tax	$(756)	$(184)	$(2,904)	$77,136

Included in income from discontinued operations are tax (benefits) provisions of $(407), $(97), $(662) and $37,012 for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively. The net change in the total valuation allowance for the years ended November 30, 2005 and 2004 was a decrease of $144 and $12,148, respectively. Such change positively impacted the provision for income taxes from discontinued operations during the years indicated.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

3)	Issuance of Subsidiary Shares and Transactions with Toshiba

Toshiba had been a minority interest shareholder in the Company’s discontinued Cellular operation since 1999. As discussed in Note 2, the Company completed its sale of Cellular to UTStarcom (UTSI) on November 1, 2004. In connection with the sale of Cellular, the Company repurchased the minority interest in Toshiba and was released from all prior agreements on November 1, 2004 as a result of the sale of the Cellular business to UTSI.

Minority interest expense relating to Toshiba’s minority share ownership in ACC for the year ended November 30, 2004 was $2,398 and such expense has been included in discontinued operations in the accompanying statements of operations.

4)	Business Acquisitions

Thomson Accessories

On January 29, 2007, the Company acquired Thomson’s Americas consumer electronics accessory business as well as rights to the RCA, Recoton, Spikemaster, Ambico and Discwasher brands for consumer electronics accessories. As consideration for Thomson’s Americas consumer electronics accessory business, the Company paid the following:

Purchase Price	$50,000
Working Capital Adjustment	7,617
Acquisition related costs	2,459
Severance costs	351
Total Purchase Price	$60,427

In addition, the Company agreed to pay Thomson a 0.75% fee related to future net sales of the RCA brand for five years from the date of acquisition. This fee amounted to $58 for the year ended February 28, 2007 and has been preliminarily allocated to intangible assets.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to enhance the Company’s market share in the accessory business, which includes rights to the RCA brand and other brand names.

The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$31,664
Prepaid expenses and other current assets	2,312
Tradename	46,735
Total assets acquired	$80,711
Liabilities assumed:
Accounts payable	$17,489
Accrued expenses and other liabilities	2,795
Total liabilities acquired	$20,284
Cash paid	$60,427

The allocation of the purchase price and liabilities acquired is preliminary.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

    Terk

On January 4, 2005, the Company signed an asset purchase agreement to purchase certain assets of Terk Technologies Corp. (‘‘Terk’’). The purchase price was subject to a working capital adjustment based on the working capital of Terk at the time of closing, plus contingent debentures with a maximum value of $9,280 based on the achievement of future revenue targets. The total purchase price, which included a working capital adjustment of $1,730 and acquisition costs of $514, approximated $15,274, as adjusted. No amount has been recorded with respect to the debentures and any amount paid under the debentures to date would be recorded as additional goodwill.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to increase the Company’s market share for satellite radio products as well as accessories such as antennas for HDTV products.

The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired
Accounts receivable	$10,916
Inventory	9,349
Prepaid expenses and other current assets	293
Property, plant and equipment	1,210
Goodwill	8,798
Customer contract (5 years)	1,104
Tradename	1,999
Total assets acquired	33,669
Liabilities assumed:
Accounts payable accrued expenses and other liabilities	14,296
Bank obligations	4,099
Total liabilities assumed	18,395
Cash paid	$15,274

The allocation of the purchase price to assets and liabilities acquired was based upon an independent valuation study and is final.

The following unaudited pro-forma financial information for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004 represents the combined results of the Company’s operations as if the Thomson and Terk acquisitions had occurred at December 1, 2003. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
	(unaudited)
Net Sales	$641,223	$149,183	$728,083	$794,190
Net income (loss)	2,803	150	(9,801)	76,141
Net income (loss) per share-diluted	$0.12	$0.01	$(0.44)	$3.40

5)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $13,935 and $9,830 as of February 28, 2007 and 2006, respectively. Receivables from vendors represent prepayments on product shipments and product reimbursements.

6)	Equity Investment

The Company has a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. (‘‘ASA’’) which acts as a distributor to specialized markets for specialized vehicles, such as RV’s and van conversions, of televisions and other automotive sound, security and accessory products. ASA’s fiscal year end is November 30, 2006, however, the proportionate results of ASA as of and until February 28, 2007 have been recorded in the consolidated financial statements.

The following represents summary information of transactions between the Company and ASA:

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
	(unaudited)
Net Sales	$742	$184	$1,404	$1,302
Purchases	212	43	573	213
Royalties	656	200	871	2,103

	February 28,
	2007	2006
Accounts Receivable	$369	$352

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

	February 28,
	2007	2006
	(unaudited)
Current assets	$23,409	$24,007
Non-current assets	4,716	4,339
Current liabilities	5,420	4,678
Members’ equity	22,705	23,668

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
	(unaudited)	(Unaudited)
Net sales	$60,414	$11,421	$49,795	$56,988
Gross profit	17,764	3,709	11,877	14,540
Operating income	4,980	778	4,512	7,257
Net income	5,875	948	4,716	7,304

The Company’s share of income from ASA for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004 was $2,937, $474, $2,358 and $3,652, respectively. In addition, the Company received distributions from ASA totaling $3,419, $713, $1,147 and $4,131 during the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively.

7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28,
	2007	2006
Commissions	$457	$512
Employee compensation	3,104	2,004
Professional fees and accrued settlements	1,951	1,505
Future warranty	5,856	5,314
Freight and duty	1,872	1,722
Other taxes payable	909	378
Royalties, advertising and other	12,415	6,472
	$26,564	$17,907

8)	Financing Arrangements

The Company has the following financing arrangements:

	February 28,
	2007	2006
Bank Obligations
Domestic bank obligations (a)	$—	$—
Venezuela bank obligations (b)	—	956
Euro asset-based lending obligation (c)	2,890	4,373
Total bank obligations	$2,890	$5,329
Debt
Euro term loan agreement (d)	$5,461	$6,282
Other (e)	1,493	1,013
Total debt	$6,954	$7,295

a)	Domestic Bank Obligations

At February 28, 2007, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

August 31, 2007 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of February 28, 2007 and 2006, no direct amounts are outstanding under this agreement. At February 28, 2007, the Company had $9,308 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

b)	Venezuela Bank Obligations

In October 2005, Audiovox Venezuela entered into a credit facility borrowing arrangement which allows for principal borrowings up to $1,000 plus accrued interest. The facility requires minimum monthly interest payments at an annual interest rate of 13% until the expiration of the facility on February 14, 2008. Audiovox Corporation has secured this facility with a $1,200 standby letter of credit. As of February 28, 2007, no amounts are outstanding under this agreement.

c)	Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (‘‘ABL’’) (finished goods inventory and non factored accounts receivable) credit facility for the Company’s subsidiary, Audiovox Germany, which expires on October 25, 2007 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of February 28, 2007, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

d)	Euro Term Loan Agreement

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

Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox Germany on all brands and trademarks of Audiovox Germany. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings and/or call the loan. The short and long term amounts outstanding under this agreement were $1,524 and $3,937 respectively, at February 28, 2007 and $1,371 and $4,911, respectively, at February 28, 2006.

e)	Other Debt

On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

20% of the Company’s stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Germany in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany’s net assets representing the incremental change of the put price over the call option price. Compensation (benefit) expense for these options amounted to $353, $(115), $408 and $371 for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2007:

	Total Amounts Committed	2008	2009	2010	2011
Bank Obligations	$2,890	$2,890	$—	$—	$—
Debt	6,954	1,524	3,068	1,575	787
Total	$9,844	$4,414	$3,068	$1,575	$787

9)	Income Taxes

The components of income (loss) from continuing operations before the provision for income taxes are as follows:

	Years Ended February 28, 2007	Three Months Ended February 28, 2006	Year ended November 30,
			2005	2004
Domestic Operations	$(1,140)	$(359)	$(20,448)	$(1,270)
Foreign Operations	3,298	(1,117)	2,352	2,568
	$2,158	$(1,476)	$(18,096)	$1,298

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

The (benefit) provision for income taxes is comprised of the following:

	Years Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
Current provision (benefit)
Federal	($2,751)	($4,191)	($8,599)	($1,802)
State	285	77	(542)	(256)
Foreign	326	(688)	836	868
Total current provision (benefit)	($2,140)	($4,802)	($8,305)	($1,190)
Deferred provision (benefit)
Federal	$122	$2,946	($3,385)	$1,464
State	(63)	13	306	177
Foreign	547	—	(25)	28
Total deferred provision (benefit)	$606	$2,959	($3,104)	$1,669
Total provision (benefit)
Federal	($2,629)	($1,245)	($11,984)	($338)
State	222	90	(236)	(79)
Foreign	873	(688)	811	896
Total provision (benefit)	($1,534)	($1,843)	($11,409)	$479

The effective tax rate before income taxes and minority interest varies from the current statutory federal income tax rate as follows:

	Year Ended February 28, 2007		Three Months Ended February 28, 2006		Years ended November 30,
					2005		2004
Tax provision at Federal statutory rates	$755	35.0%	$(517)	(35.0)%	$(6,333)	(35.0)%	$454	35.0%
Tax exempt interest	(2,146)	(99.4)	(384)	(26.0)	(1,174)	(6.5)	—	—
State income taxes, net of Federal benefit	23	1.1	40	2.8	(352)	(1.9)	(86)	(6.6)
Increase (decrease) in valuation allowance	6	0.3	18	1.2	1,338	7.4	6	0.4
Change in tax reserves	61	2.8	(706)	(47.8)	(1,524)	(8.4)	—	—
Foreign tax credit	—	—	(89)	(6.0)	(2,308)	(12.8)	—	—
Foreign tax rate differential	—	—	(208)	(14.1)	35	0.2	53	4.1
Benefit for prior year refunds	(378)	(17.5)	—	—	—	—	—	—
Permanent differences and other	145	6.7	3	—	(1,091)	(6.0)	52	4.0
Effective tax rate	$(1,534)	(71.0)%	$(1,843)	(124.9)%	$(11,409)	(63.0)%	$479	36.9%

Other is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions, and other items.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 28,
	2007	2006
Deferred tax assets:
Accounts receivable	$380	$228
Inventory	1,075	1,068
Property, plant and equipment	829	740
Accruals and reserves	1,825	1,585
Net operating losses	2,062	2,611
Tax credits	3,092	3,092
Deferred tax assets before valuation allowance	9,263	9,324
Less: valuation allowance	(1,095)	(1,089)
Total deferred tax assets	8,168	8,235
Deferred tax liabilities:
Intangible assets	(1,697)	(1,150)
Prepaid expenses	(1,079)	(941)
Unrealized gain on investment securities	(1,042)	(2,397)
Total deferred tax liabilities	(3,818)	(4,488)
Net deferred tax asset	$4,350	$3,747

In assessing the realizability of deferred tax assets, Management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based upon the Company’s ability to carry back current year operating losses to prior years, and the projection of future taxable income, the Company has only provided a valuation allowance against certain state net operating loss carryforwards and foreign net operating losses with relatively short carryforward periods.

At February 28, 2007, the Company incurred a net operating loss for federal income tax purposes of approximately $8,500. A Federal claim for refund will be filed and this net operating loss will be carried back to prior years and fully utilized. The Company has recorded a current income tax receivable attributable to the anticipated carryback claim.

The Company has not provided for U.S. federal and foreign withholding taxes on its foreign subsidiaries undistributed earnings as of February 28, 2007, because such earnings are intended to be indefinitely reinvested overseas. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

10)	Capital Structure

The Company’s capital structure is as follows:

Security	Par Value	Shares Authorized February 28,		Shares Outstanding February 28,		Voting Rights per Share	Liquidation Rights
		2007	2006	2007	2006
Preferred Stock	$50.00	—	50,000	—	50,000	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	20,312,299	20,131,794	One	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	Ten	Ratably with Class A

During the year ended February 28, 2007, the Company repurchased all 50,000 outstanding shares of preferred stock from the original shareholder for $5 and retired the shares upon repurchase. The $2,495 difference between the repurchase price and book value of the shares is included in paid in capital in the accompanying consolidated balance sheet at February 28, 2007.

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

As of February 28, 2007, 1,869,953 shares of the Company’s Class A common stock are authorized to be repurchased in the open market. As of February 28, 2007 and 2006, 1,693,047 and 1,388,552 shares were repurchased for an aggregate amount of $16,979 and $12,832, respectively.

Undistributed earnings from equity investments included in retained earnings amounted to $6,027 and $6,508 at February 28, 2007 and 2006, respectively.

11)	Other Stock and Retirement Plans

a)    Restricted Stock Plan

The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares. No performance accelerated shares or performance-restricted shares were granted or outstanding in the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004.

As of February 28, 2007, 1,402,500 shares of the Company’s Class A common stock are reserved for issuance under the Company’s Restricted and Stock Option Plan. There was no restricted stock outstanding at February 28, 2007.

b)    Employee Stock Purchase Plan

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

The Company’s employee stock purchase plan is a non-compensatory plan, and the related expense is recorded in general and administrative expenses in the consolidated statement of operations.

c)    Profit Sharing Plans/ 401(k) Plan

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No contributions were made during the year ended February 28, 2007, three months ended February 28, 2006 and the year ended November 30, 2005. A discretionary contribution accrual of $601 was recorded by the Company for the United States plan for the year ended November 30, 2004. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

The Company also has a 401(k) plan for eligible employees. The Company matches a portion of the participant’s contributions after three months of service under a predetermined formula based on the participant’s contribution level. The Company’s contributions were $486, $92, $139 and $155 for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively. Shares of the Company’s Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

d)	Deferred Compensation Plan

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

The investments, which amounted to $7,573 and $6,546 at February 28, 2007 and 2006, respectively have been classified as trading securities (long-term) and are included in investment securities on the accompanying consolidated balance sheets as of February 28, 2007. The corresponding deferred compensation liability is reflected as a long-term liability on the accompanying consolidated balance sheet as of February 28, 2007 and 2006.

12)	Lease Obligations

During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%. This lease was refinanced in December 2006, which resulted in a $161 reduction to the capital lease obligation and corresponding asset, and the lease expires on November 30, 2026. On November 1, 2004 and in connection with the sale of the Cellular business, the Company entered into an agreement to sub-lease the building to UTStarcom for monthly payments of $46 through October 31, 2009.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

At February 28, 2007, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2008	$521	$3,533
2009	522	2,688
2010	521	2,266
2011	521	1,834
2012	535	1,703
Thereafter	9,351	9,250
Total minimum lease payments	11,971	$21,274
Less: minimum sublease income	1,472
Net	10,499
Less: amount representing interest	4,758
Present value of net minimum lease payments	5,741
Less: current installments included in accrued expenses and other current liabilities	65
Long-term obligation	$5,676

Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,319, $536, $2,097 and $2,475 for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004, respectively.

The Company leases certain facilities and equipment from its principal stockholder and several officers. At February 28, 2007, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

2008	$654
2009	673
2010	693
2011	714
2012	735
Thereafter	3,805
Total	$7,274

13)	Financial Instruments

a)	Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had open commercial letters of credit of $6,056 and $13,936 and standby letters of credit of $3,252 and $2,035 at February 28, 2007 and 2006, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

commercial and standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2007, the Company had unconditional purchase obligations for inventory commitments of $73,484. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

b)	Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are located principally in the United States and Canada and consist of, among others, distributors, mass merchandisers, warehouse clubs and independent retailers. The Company generally grants credit based upon analyses of customers’ financial position and previously established buying and payment patterns. For certain customers, the Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management’s credit evaluation.

At February 28, 2007, one customer accounted for 18% of accounts receivable. No single customer accounted for more than 10% of accounts receivable at February 28, 2006. During the year ended February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, no single customer accounted for more than 10% of net sales. During the year ended November 30, 2004, one customer accounted for 11% of net sales.

A portion of the Company’s customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales.

c)	Fair Value

The carrying value of all financial instruments is deemed to approximate fair value because of the short-term nature of these instruments. The estimated fair value of the Company’s financial instruments is as follows:

	February 28, 2007		February 28, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	$140,872	$140,872	$160,799	$160,799
Investment securities (long-term)	13,179	13,179	14,709	14,709
Bank obligations	2,890	2,890	5,329	5,329

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Short-Term Investment/Investment Securities

The carrying amount represents fair value, which is based upon quoted market prices at the reporting date (Note 1).

Bank Obligations

The carrying amount of the Company’s foreign debt approximates fair value because the interest rate on the debt is reset every quarter to reflect current market rates.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

14)	Bliss-tel Initial Public Offering

On December 13, 2004, one of the Company’s former equity investments, Bliss-tel Public Company Limited (‘‘Bliss-tel’’), issued 230,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owned 30,000,000 shares (or approximately 13%) of Bliss-tel’s outstanding stock. In addition, on July 21, 2005, the Company received 9,000,000 warrants (‘‘the warrants’’) which may be exercised beginning on September 29, 2006, and expire on July 17, 2012. Each warrant is exercisable into one share of Bliss-tel common stock at an exercise price of 8 baht per share. Beginning on September 1, 2005, the Company accounted for the Bliss-tel investment as an available-for-sale security in accordance with FASB Statement No. 115 ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ whereby the unrealized holding gains and losses on Bliss-tel stock and warrants are included as a component of accumulated other comprehensive income (loss) (Note 1(e)). The Company reclassified the Bliss-tel investment to an available-for-sale security from a trading security, on September 1, 2005, as a result of a change in the Company’s strategy regarding selling the Bliss-tel stock as the Company was unable to find a buyer in the short term.

Prior to September 1, 2005 and following Bliss-tel’s offering, the Company accounted for this investment as a trading security. Accordingly, the Company recorded a net gain of $4,971 for the year ended November 30, 2005, which is included in other income on the accompanying statement of operations. This gain represents the initial value of the Bliss-tel warrants and the change in value of the underlying stock and warrant during the period, when the investment was classified as a trading security.

During the year ended February 28, 2007, the Company sold 2,340,600 shares of Bliss-tel stock resulting in a $178 loss which is included in other income (loss) on the accompanying consolidated statement of operations. As of February 28, 2007 the Company owns 27,659,400 shares and 9,000,000 warrants in Bliss-tel with an aggregate fair value of $3,755.

15)	Financial and Product Information About Foreign and Domestic Operations

Net sales and long-lived assets by location were as follows:

	Net Sales
	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
United States	$391,154	$88,255	$466,512	$486,780
South America	8,517	2,005	8,224	4,535
Germany	46,291	8,999	52,039	54,832
Other foreign countries	10,728	3,791	12,941	17,506
Total	$456,690	$103,050	$539,716	$563,653

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

	Long-Lived Assets
	As of February 28, 2007	As of February 28, 2006
United States	$118,457	$72,594
South America	359	1,648
Germany	1,612	1,730
Total	$120,428	$75,972

Net sales by product categories for the year ended February 28, 2007, the three months ended February 28, 2006 and the years ended November 30, 2005 and 2004 were as follows:

	Year Ended February 28, 2007	Three Months Ended February 28, 2006	Years ended November 30,
			2005	2004
Mobile Electronics	$317,355	$70,814	$339,355	$403,196
Consumer Electronics	139,335	32,236	200,361	160,457
Total net sales	$456,690	$103,050	$539,716	$563,653

16)	Related Party Transactions

The Company leases facilities from its principal stockholder (Note 12). In addition, the Company entered into various transactions with Toshiba Corporation in the prior years (Note 2 and 3).

17)	Contingencies

The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company believes its outstanding litigation matters disclosed below will not have a material adverse effect on the Company’s financial statements, individually or in the aggregate; however, due to the uncertain outcome of these matters, the Company disclosed these specific matters below:

In November 2004, several purported double derivative, derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County challenging approximately $27,000 made in payments from the proceeds of the Asset Sale to UTStarcom, Inc. These actions were subsequently consolidated into a single derivative complaint (the ‘‘Complaint’’), In re Audiovox Corporation Derivative Litigation. The Complaint challenges the payment of $16,000 to Mr. Christopher pursuant to a Personally Held Intangibles Agreement, an additional $4,000 to Mr. Christopher pursuant to an Agreement and General Release, $1,916 to Mr. Shalam pursuant to an amendment to his Long-Term Incentive Award, $5,000 distributed to ACC employees other than Mr. Christopher and the extension of certain options to Mr. Christopher. The Complaint alleges that: (i) the payments should be rescinded on grounds including, inter alia, material misrepresentation, breach of fiduciary duty and mistake, (ii) the recipients of the various payments were unjustly enriched, and (iii) the directors of Audiovox breached their fiduciary duties to Audiovox and its shareholders. This matter has been settled in principle for an estimated payment of $6,750 to the Company (less plaintiffs’ legal fees, costs of notice and mailing, etc., all to be determined). The settlement will not become final until a hearing and Court of Chancery approval in May 2007. As this represents a gain contingency, these amounts will not be recorded until received and such amount will be recorded with in discontinued operations when received.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

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

During fiscal 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies (‘‘Respondents’’) before the American Arbitration Association. The matter was submitted to mediation and settled in fiscal 2005. The agreement provided for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents’ ownership. In addition, the Company and Respondents will release all claims. As of February 28, 2006, $250 was paid to the Respondents and the remaining balance (which includes accrued interest), was included in restricted cash on the accompanying consolidated balance sheet. In April 2006, all closing conditions were satisfied and the remaining balance in restricted cash was paid to the Respondents. This purchase of minority interest was recorded as goodwill on the accompanying consolidated balance sheet in accordance with FASB Statement 141 ‘‘Business Combinations’’ (see Note 1k). As such, this matter has been completed and the Company has full ownership of Audiovox Venezuela.

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

Under the asset purchase agreement for the sale of the Company’s Cellular business to UTSI, the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company’s financial condition and results of operation. The Company is not aware of any such claim(s) for indemnification.

Simultaneous with the acquisition of Code Systems, Inc. (Code) in March 2002, the Company entered into a purchase and supply agreement with a third party. In exchange for entering into this agreement, the Company issued 50 warrants in its subsidiary, Code, which vest immediately. Furthermore, the agreement calls for the issuance of additional warrants based upon the future operating performance of Code. Based upon the contingent nature of the warrants, no recognition was given to the Code warrants as the related contingency was not considered probable and such warrants had not vested at February 28, 2007 or February 28, 2006.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

18)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 28, 2007, the three months ended February 28, 2006 and year ended November 30, 2005 appears below:

	Quarter Ended
	May 31, 2006	Aug. 31, 2006	Nov. 30, 2006	Feb. 28, 2007
2007
Net sales	$111,299	$97,424	$151,833	$96,134
Gross profit	20,099	15,754	25,371	18,095
Income (loss) from continuing operations	1,782	(1,633)	3,848	(305)
(Loss) income from discontinued operations	(260)	(322)	6	(180)
Net income (loss)	$1,522	$(1,955)	$3,854	$(485)
Income (loss) per common share (basic):
From continuing operations	$0.08	$(0.07)	$0.17	$(0.01)
From discontinued operations	(0.01)	(0.02)	—	(0.01)
Net income (loss) per common share (basic)	$0.07	($0.09)	$0.17	$(0.02)
Income (loss) per common share (diluted):
From continuing operations	$0.08	$(0.07)	$0.17	$(0.01)
From discontinued operations	($0.01)	(0.02)	—	(0.01)
Net income (loss) per common share (diluted)	$0.07	$(0.09)	$0.17	$(0.02)

	Quarter Ended
	Feb. 28, 2005	May 31, 2005	Aug. 31, 2005	Nov. 30, 2005	Feb. 28, 2006
2006
Net sales	$115,980	$144,509	$122,937	$156,290	$103,050
Gross profit	16,071	22,799	12,265	9,704 *	15,650
(Loss) income from continuing operations	(552)	5,762	(3,591)	(8,306)	367
Loss from discontinued operations	(653)	(135)	(126)	(1,990)	(184)
Net (loss) income	$(1,205)	$5,627	$(3,717)	$(10,296)	$183
Income (loss) per common share (basic):
From continuing operations	$(0.02)	$0.26	$(0.16)	$(0.37)	$0.02
From discontinued operations	(0.03)	—	(0.01)	(0.09)	(0.01)
Net (loss) income per common share (basic)	$(0.05)	$0.26	$(0.17)	$(0.46)	$0.01
Income (loss) per common share (diluted):
From continuing operations	$(0.02)	$0.26	$(0.16)	$(0.37)	$0.02
From discontinued operations	(0.03)	(0.01)	(0.01)	(0.09)	(0.01)
Net (loss) income per common share (diluted)	$(0.05)	$0.25	$(0.17)	$(0.46)	$0.01

*	Includes one time inventory writedown (See Note 1(h)).

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2007
(Dollars in thousands, except share and per-share data)

19)	Subsequent Event

On March 5, 2007, Audiovox German Holdings GmbH completed the acquisition of OEHLBACH Kabel GmbH, a European market leader in the accessories field, for a total purchase price of approximately $6,600, in addition to certain earn-out payments. The purpose of this acquisition was to expand our electronic accessory product line to international markets.

SCHEDULE II

AUDIOVOX CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Year ended February 28, 2007, Three Months Ended February 28, 2006
And Years Ended November 30, 2005 and 2004
(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (b)	Balance at End of Year
Year ended November 30, 2004 (a)
Allowance for doubtful accounts	$5,558	$237	—	$(476)	$6,271
Cash discount allowances	677	2,562	—	2,736	503
Accrued sales incentives	14,605	17,012	(3,889)	20,144	7,584
Reserve for warranties and product repair costs	14,695	3,257	—	6,158	11,794
	$35,535	$23,068	$(3,889)	$28,562	$26,152
Year ended November 30, 2005 (a)
Allowance for doubtful accounts	$6,271	$1,105	$—	$879	$6,497
Cash discount allowances	503	1,925	—	2,001	427
Accrued sales incentives (c)	7,584	20,609	(2,836)	15,531	9,826
Reserve for warranties and product repair costs	11,794	6,063	—	7,528	10,329
	$26,152	$29,702	($2,836)	$25,939	$27,079
Three months ended February 28, 2006
Allowance for doubtful accounts	$6,497	$(595)	—	$(234)	$6,136
Cash discount allowances	427	393	—	495	325
Accrued sales incentives	9,826	3,526	(480)	4,360	8,512
Reserve for warranties and product repair costs	10,329	477	—	859	9,947
	$27,079	$3,801	$(480)	$5,480	$24,920
Year ended February 28, 2007
Allowance for doubtful accounts	$6,136	$(23)	—	$1,051	$5,062
Cash discount allowances	325	1,483	—	1,543	265
Accrued sales incentives	8,512	14,961	(2,460)	13,603	7,410
Reserve for warranties and product repair costs (c)	9,947	9,752	—	10,113	9,586
	$24,920	$26,173	($2,460)	$26,310	$22,323

(a)	The Valuation and Qualification Accounts of the Company’s discontinued operations are not included in the above amounts (See Note 2 of the Notes to Consolidated Financial Statements).
(b)	For the allowance for doubtful accounts, cash discount allowances and accrued sales incentives, deductions represent currency effects, chargebacks and payments made or credits issued to customers. For the reserve for warranties and product repair costs, deductions represent currency effects and payments for labor and parts made to service centers and vendors for the repair of units returned under warranty.
(c)	Column C includes $1,255 and $1,705 of liabilities acquired during the Terk and Thomson acquisitions, respectively (see Note 4 of the Consolidated Financial Statements).

S-1