Form 10-Q
period 2007-05-31
AUDIOVOX CORP
filed 2007-07-10
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2007

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

Large accelerated filer     Accelerated filer  X   Non-accelerated filer
                        ---                   ---                        ---



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes     No  X
                               ---    ---

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.



         Class                                       As of July 9, 2007
         -----                                       ------------------

         Class A Common Stock                        20,719,499 Shares

         Class B Common Stock                        2,260,954 Shares

                              Audiovox Corporation


                                      INDEX




                                                                         Page
                                                                         ----
PART I -- FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (unaudited)

             Consolidated Balance Sheets at May 31, 2007 and
               February 28, 2007....................................      3

             Consolidated Statements of Operations for the
               Three Months Ended May 31, 2007 and 2006.............      5

             Consolidated Statements of Cash Flows for the
               Three Months Ended May 31, 2007 and 2006.............      6

             Notes to Consolidated Financial Statements.............      8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.................     19

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK.........................................     27

     ITEM 4. CONTROLS AND PROCEDURES................................     27


PART II -- OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS....................................     28

     ITEM 1A. RISK FACTORS..........................................     28

     ITEM 6. EXHIBITS...............................................     29

     SIGNATURES.....................................................     30

                      Audiovox Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                   May 31,              February 28,
                                                                                    2007                    2007
                                                                               ---------------        ---------------
                                                                                 (unaudited)
Assets

Current assets:

 Cash and cash equivalents ............................................           $ 15,461                 $ 15,473
 Short-term investments ...............................................            108,658                  140,872
 Accounts receivable, net .............................................            109,833                   86,003
 Inventory ............................................................            116,724                  104,972
 Receivables from vendors .............................................             15,754                   13,935
 Prepaid expenses and other current assets ............................             15,556                   11,427
 Income tax receivable ................................................              2,769                    3,518
 Deferred income taxes ................................................              2,489                    2,492
                                                                                  --------                 --------
  Total current assets ................................................            387,244                  378,692

Investment securities .................................................             14,062                   13,179
Equity investments ....................................................             12,037                   11,353
Property, plant and equipment, net ....................................             19,668                   18,019
Goodwill ..............................................................             24,202                   17,514
Intangible assets .....................................................             57,914                   57,874
Deferred income taxes .................................................              2,438                    1,858
Other assets ..........................................................                616                      631
                                                                                  --------                 --------
  Total assets ........................................................           $518,181                 $499,120
                                                                                  ========                 ========

          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                     Consolidated Balance Sheets (continued)
                        (In thousands, except share data)

                                                                                         May 31,                February 28,
                                                                                          2007                     2007
                                                                                     ----------------         --------------
                                                                                        (unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable ..............................................................        $     38,593          $     34,344
 Accrued expenses and other current liabilities ................................              30,001                26,564
 Accrued sales incentives ......................................................              10,438                 7,410
 Bank obligations ..............................................................               3,533                 2,890
 Current portion of long-term debt .............................................               1,626                 1,524
                                                                                        ------------          ------------
  Total current liabilities ....................................................              84,191                72,732

Long-term debt .................................................................               4,929                 5,430
Other tax liabilities ..........................................................               4,171                 3,347
Capital lease obligation .......................................................               5,660                 5,676
Deferred compensation ..........................................................               8,482                 7,573
                                                                                        ------------          ------------
  Total liabilities ............................................................             107,433                94,758

Commitments and contingencies

Stockholders' equity:
 Series preferred stock, $.01 par value; 1,500,000 shares authorized, no
  shares issued or outstanding .................................................                  --                    --
 Common stock:
  Class A, $.01 par value; 60,000,000 shares authorized, 22,336,546 and
   22,005,346 shares issued, 20,643,499 and 20,312,299 shares outstanding
   at May 31, 2007 and February 28, 2007, respectively .........................                 223                   220
  Class B convertible, $.01 par value; 10,000,000 shares authorized,
   2,260,954 shares issued and outstanding .....................................                  22                    22
 Paid-in capital ...............................................................             274,464               271,056
 Retained earnings .............................................................             153,462               151,363
 Accumulated other comprehensive loss ..........................................                (444)               (1,320)
 Treasury stock, at cost, 1,693,047 shares of Class A common stock .............             (16,979)              (16,979)
                                                                                        ------------          ------------
Total stockholders' equity .....................................................             410,748               404,362
                                                                                        ------------          ------------
Total liabilities and stockholders' equity .....................................        $    518,181          $    499,120
                                                                                        ============          ============



          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                      Consolidated Statements of Operations
                For the Three Months Ended May 31, 2007 and 2006
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                          2007                      2006
                                                                                     ---------------          ---------------

Net sales ....................................................................         $    128,254             $    111,299
Cost of sales ................................................................              105,065                   91,200
                                                                                       ------------             ------------
Gross profit .................................................................               23,189                   20,099
                                                                                       ------------             ------------

Operating expenses:
 Selling .....................................................................                8,797                    7,061
 General and administrative ..................................................               13,699                   11,325
 Engineering and technical support ...........................................                2,262                    1,765
                                                                                       ------------             ------------
  Total operating expenses ...................................................               24,758                   20,151
                                                                                       ------------             ------------

Operating loss ...............................................................               (1,569)                     (52)
                                                                                       ------------             ------------

Other income (expense):
 Interest and bank charges ...................................................                 (667)                    (560)
 Equity in income of equity investees ........................................                  942                      948
 Other, net ..................................................................                1,467                    1,921
                                                                                       ------------             ------------
  Total other  income ........................................................                1,742                    2,309
                                                                                       ------------             ------------

Income from continuing operations before income taxes ........................                  173                    2,257
Income tax expense ...........................................................                   52                      475
                                                                                       ------------             ------------
Net  income from continuing operations .......................................                  121                    1,782

Net income (loss) from discontinued operations, net of tax ...................                2,111                     (260)
                                                                                       ------------             ------------

Net  income ..................................................................         $      2,232             $      1,522
                                                                                       ============             ============

Net income (loss)  per common share (basic):
 From continuing operations ..................................................         $       0.01             $       0.08
 From discontinued operations ................................................                 0.09                    (0.01)
                                                                                       ------------             ------------
Net  income per common share (basic) .........................................         $       0.10             $       0.07
                                                                                       ============             ============

Net income (loss)  per common share (diluted):
 From continuing operations ..................................................         $       0.01             $       0.08
 From discontinued operations ................................................                 0.09                    (0.01)
                                                                                       ------------             ------------
Net  income per common share (diluted) .......................................         $       0.10             $       0.07
                                                                                       ============             ============

Weighted-average common shares outstanding (basic) ...........................           22,775,052               22,369,348
                                                                                       ============             ============
Weighted-average common shares outstanding (diluted) .........................           22,847,113               22,548,039
                                                                                       ============             ============

          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Three Months Ended May 31, 2007 and 2006
                                 (In thousands)
                                   (unaudited)

                                                                                             2007            2006
                                                                                          -----------     -----------
Cash flows from operating activities:
 Net  income .......................................................................       $  2,232        $  1,522
 Net (income) loss from discontinued operations ....................................         (2,111)            260
                                                                                           --------        --------
 Net income from continuing operations .............................................            121           1,782
 Adjustments to reconcile net  income to net cash (used in) provided by continuing operating  activities:
  Depreciation and amortization ....................................................          1,167             981
  Bad debt expense (recovery) ......................................................            110            (104)
  Equity in income of equity investees .............................................           (942)           (948)
  Non-cash compensation adjustment .................................................           (998)            131
  Tax benefit on stock options exercised ...........................................           (865)           --
 Changes in operating assets and liabilities (net of assets and liabilities acquired
  Accounts receivable ..............................................................        (21,166)          4,420
  Inventory ........................................................................         (9,133)          5,024
  Receivables from vendors .........................................................         (1,778)          3,625
  Prepaid expenses and other .......................................................           (901)         (1,266)
  Investment securities-trading ....................................................           (910)            (69)
  Accounts payable, accrued expenses, accrued sales incentives and
  other current liabilities ........................................................          7,359           3,993
  Income taxes payable .............................................................            839           1,762
                                                                                           --------        --------
  Net cash  (used in) provided by operating activities .............................        (27,097)         19,331

Cash flows from investing activities:
 Purchases of property, plant and equipment ........................................         (2,401)           (421)
 Proceeds from sale of property, plant and equipment ...............................             66            --
 Proceeds from distribution from an equity investee ................................            257             737
 Purchase of short-term investments ................................................         (5,600)        (38,605)
 Proceeds from sale of short-term investments ......................................         37,750          13,000
 Purchase of patents ...............................................................           --              (475)
 Purchase of acquired businesses ...................................................         (6,699)           --
                                                                                           --------        --------
  Net cash provided by (used in) investing activities ..............................         23,373         (25,764)

                      Audiovox Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                For the Three Months Ended May 31, 2007 and 2006
                                 (In thousands)
                                   (unaudited)



                                                                                             2007            2006
                                                                                        ------------     -----------

Cash flows from financing activities:
 Borrowings from bank obligations ..................................................            662            --
 Repayments on bank obligations ....................................................           --            (1,314)
 Principal payments on capital lease obligation ....................................            (16)            (21)
 Proceeds from exercise of stock options ...........................................          2,546            --
 Principal payments on debt ........................................................           (478)           (464)
 Repurchase of Class A Common Stock ................................................           --              (308)
 Tax benefit on stock options exercised ............................................            865            --
                                                                                           --------        --------
  Net cash provided by (used in) financing activities ..............................          3,579          (2,107)
                                                                                           --------        --------
Effect of exchange rate changes on cash ............................................            133              85
                                                                                           --------        --------
Net decrease in cash and cash equivalents ..........................................            (12)         (8,455)
Cash and cash equivalents at beginning of period ...................................         15,473          16,280
                                                                                           --------        --------
Cash and cash equivalents at end of period .........................................       $ 15,461        $  7,825
                                                                                           ========        ========


          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  May 31, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited interim consolidated financial statements of Audiovox Corporation and subsidiaries ("Audiovox" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2007. Certain reclassifications have been made to prior year amounts on the accompanying balance sheet in order to conform to the current year presentation (Note
     10).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, fair value of stock based compensation, income taxes, valuation of long-lived assets, accrued sales incentives and warranty reserves. A summary of the Company's significant accounting policies is identified in
     Note 1 of the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended February 28, 2007. There have been no changes to the Company's significant accounting policies subsequent to February 28, 2007, except for the accounting for uncertain tax positions (Note 10).

     The Company has one reportable segment, the Electronics Group, which is organized by product category. The Electronics Group consists of six wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation, Audiovox Accessories Corp., Audiovox German Holdings GmbH, Audiovox Venezuela, C.A. and Code Systems, Inc. The Company markets its products under the Audiovox(R) and other brand names. Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

(2)  Accounting for Stock-Based Compensation
     ---------------------------------------

     The Company has various stock based compensation plans, which are more fully described in Note 1 of the Company's Form 10-K for the fiscal year ended February 28, 2007.

     No stock option awards vested or were granted during the periods presented, accordingly no stock-based compensation expense has been recorded for the three months ended May 31, 2007 and 2006. At May 31, 2007, the Company had no unrecognized compensation cost as all stock options were fully vested.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                  May 31, 2007

     Information regarding the Company's stock options is summarized below:


                                                                                                      Weighted-Average
                                                                            Number of Shares           Exercise Price
                                                                            ----------------          ----------------

Outstanding and exercisable at February 28, 2007 ........................      1,784,652                 $   12.97
  Granted ...............................................................           --                         --
  Exercised .............................................................       (331,200)                     7.69
  Forfeited/expired .....................................................         (5,000)                    13.54
                                                                              ----------                    ------
Outstanding and exercisable at May 31, 2007 .............................      1,448,452                 $   14.19
                                                                              ==========                    ======

(3)  Discontinued Operations
     -----------------------

     The net income (loss) from discontinued operations for the three months ended May 31, 2007 and 2006 is primarily due to legal settlements and related legal and administrative costs associated with contingencies pertaining to the Company's discontinued Cellular business (see Note 15).

     The following is a summary of the results of discontinued operations:

                                                                                    Three Months Ended May 31,
                                                                                    --------------------------
                                                                                      2007            2006
                                                                                    ----------     -----------

Net sales from discontinued operations .........................................      $ --           $ --
                                                                                      ======         ======

Income (loss) from discontinued operations before income taxes .................      $3,247         $ (329)
Income tax expense (benefit) ...................................................       1,136            (69)
                                                                                      ------         ------
Net income (loss) from discontinued operations .................................      $2,111         $ (260)
                                                                                      ======         ======

(4)  Net Income Per Common Share
     ---------------------------

     Basic net income per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

     There are no  reconciling  items which  impact the  numerator  of basic and diluted net income per common share. A reconciliation between the denominator of basic and diluted net income per common share is as follows:

                                                                                       Three Months Ended May 31,
                                                                                     ------------------------------
                                                                                         2007              2006
                                                                                     -------------     ------------

Weighted-average common shares outstanding (basic) ..............................      22,775,052       22,369,348
Effect of dilutive securities:
 Stock options ..................................................................          72,061          178,691
                                                                                       ----------       ----------
Weighted-average common shares and potential common shares outstanding ..........      22,847,113       22,548,039
(diluted)
                                                                                       ==========       ==========

     Stock options totaling 1,000,000 and 1,315,422 for the three months ended May 31, 2007 and 2006, respectively, were not included in the net income per diluted share calculation because the exercise price of these options was greater than the average market price of the Company's common stock during these periods.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                  May 31, 2007

(5)  Accumulated Other Comprehensive Loss
     ------------------------------------

     Accumulated other comprehensive loss of $444 and $1,320 at May 31, 2007 and February 28, 2007, respectively, includes the net accumulated unrealized loss on the Company's available-for-sale investment securities of $1,570 and $1,561 at May 31, 2007 and February 28, 2007, respectively, and foreign currency translation gains of $1,126 and $241 at May 31, 2007 and February 28, 2007, respectively.

     The Company's total comprehensive income was as follows:

                                                                                      Three Months Ended May 31,
                                                                                      --------------------------
                                                                                         2007           2006
                                                                                       ---------     ----------

Net income (loss) ..............................................................        $ 2,232       $ 1,522

Other comprehensive  income (loss):
 Foreign currency translation adjustments ......................................            885           968
 Unrealized holding loss on available-for-sale investment
  securities arising during the period, net of tax .............................             (9)         (391)
                                                                                        -------       -------
Other comprehensive  income,  net of tax .......................................            876           577
                                                                                        -------       -------

Total comprehensive income .....................................................        $ 3,108       $ 2,099
                                                                                        =======       =======

     The changes in the net unrealized holding loss on available-for-sale investment securities arising during the periods presented above are net of tax benefits of $6 and $240 for the three months ended May 31, 2007 and 2006, respectively.

(6)  Supplemental Cash Flow Information/Changes in Stockholders' Equity
     ------------------------------------------------------------------

     The following is supplemental information relating to the consolidated statements of cash flows:

                                                           Three Months Ended May 31,
                                                           --------------------------
                                                              2007          2006
                                                            --------     ---------
Cash paid during the period:
 Interest (excluding bank charges) ...................         $615         $498
 Income taxes (net of refunds) .......................          357          152

     Non-Cash Transactions
     ---------------------

     During the three months ended May 31, 2007 and 2006, the Company recorded a non-cash compensation (benefit) charge of $(998) and $131 respectively, related to the rights under call/put options previously granted to certain employees. The benefit recorded during the three months ended May 31, 2007 was due to a reduction in the call/put liability calculation as a result of the Oehlbach acquisition (Note 7).

     Changes in Stockholders' Equity
     -------------------------------

     During the three months ended May 31, 2007, 331,200 stock options were exercised yielding proceeds of $2,546 to the Company. In addition, the Company recorded an $865 increase to paid in capital as a result of the tax benefit realized upon exercise of stock options during the three months ended May 31, 2007.

     As a result of the implementation of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an adjustment of $133 was recorded to decrease the beginning balance of retained earnings at March 1, 2007 in connection with a cumulative effect of a change in accounting principle (Note 10).

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                  May 31, 2007

(7)  Business Acquisitions
     ---------------------

     Thomson Accessories
     -------------------

     On January 29,  2007,  the Company  acquired  Thomson's  Americas  consumer electronics accessory business as well as rights to the RCA, Recoton, Spikemaster, Ambico and Discwasher brands for consumer electronics accessories for $60,427.

     As part of the acquisition price, the Company agreed to pay Thomson a 0.75% fee related to future net sales of the RCA brand for five years from the date of acquisition. This fee amounted to $142 for the three months ended May 31, 2007 and has been preliminarily allocated to intangible assets (Note 8).

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to enhance the Company's market share in the accessory business, which includes rights to the RCA brand and other brand names.

     The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

             Assets acquired:
               Inventory ................................   $31,664
               Prepaid expenses and other current assets.     2,312
               Tradename ................................    46,735
                                                            -------
                Total assets acquired ...................   $80,711
                                                            -------

             Liabilities assumed:
               Accounts payable .........................   $17,489
               Accrued expenses and other liabilities ...     2,795
                Total liabilities assumed ...............   $20,284
                                                            -------
             Cash paid ..................................   $60,427
                                                            -------

     The allocation of the purchase price and liabilities assumed is preliminary (Note 8).

     Oehlbach
     --------

     On March 1, 2007, Audiovox German Holdings GmbH completed the stock acquisition of Oehlbach Kabel GmbH ("Oehlbach"), a European market leader in the accessories field. As consideration for Oehlbach, the Company paid the following:

     Purchase Price (net of cash acquired).   $6,411
     Acquisition related costs ............      146
                                              ------
     Total Purchase Price .................   $6,557

     In addition, a contingent payment may be due by the Company if certain earning targets are generated by Oehlbach for a period of three years after the acquisition date (March 1, 2010). The earnings target calculation requires that if the accumulated Oehlbach operating income, including or excluding certain items exceeds 3,290 Euros over the cumulative three year period, the Company is liable to pay the excess of the operating income amount (as defined in the purchase agreement) over 3,290 Euros but not to exceed 1,000 Euros. As of May 31, 2007 no amount has been accrued for the contingency payment as the earnings target was not reached.

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to enhance the Company's international market share in the accessory business.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                  May 31, 2007

     The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

             Assets acquired:
               Accounts receivable, net .................   $ 2,215
               Inventory ................................     1,939
               Prepaid expenses and other current assets.        60
               Property, plant and equipment ............       337
               Goodwill .................................     6,688
                                                            -------
                Total assets acquired ...................   $11,239

             Liabilities assumed:
               Accounts payable .........................   $   601
               Accrued expenses and other liabilities ...     2,383
               Income taxes payable .....................       891
               Long-term debt ...........................       807
                                                            -------
                Total liabilities assumed ...............   $ 4,682
                                                            -------
             Cash paid ..................................   $ 6,557

     The allocation of the purchase price and liabilities assumed is preliminary (Note 8).

     The following unaudited pro-forma financial information for the three months ended May 31, 2006 represents the combined results of the Company's operations as if the Oehlbach and Thomson acquisitions had occurred on March 1, 2006. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.

                                                Three Months Ended May 31, 2006
                                                -------------------------------
                                                         (unaudited)

     Net sales .............................              $159,624
     Net income ............................                 1,640
     Net income  per share-diluted .........                  0.07


(8)  Goodwill and Intangible Assets
     ------------------------------

     The change in goodwill is as follows:

     Balance at February 28, 2007....    $17,514
     Purchase of Oehlbach (Note 7)....     6,688
                                         -------
     Balance at May 31, 2007 .........   $24,202
                                         =======


     At February 28, 2007, intangible assets consisted of the following:

                                                                                  Gross
                                                                                 Carrying         Accumulated         Total Net
                                                                                  Value          Amortization         Book Value
                                                                               -------------    ---------------     ------------

Patents subject to amortization .....................................              $   625          $   193           $   432
Trademarks/Tradenames  not subject to
 amortization .......................................................               56,835             --              56,835
Contract subject to amortization (5 years) ..........................                1,104              497               607
                                                                                   -------          -------           -------
  Total .............................................................              $58,564          $   690           $57,874
                                                                                   =======          =======           =======

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                  May 31, 2007

     At May 31, 2007, intangible assets consisted of the following:

                                                                                  Gross
                                                                                 Carrying         Accumulated         Total Net
                                                                                  Value           Amortization        Book Value
                                                                               -------------    ---------------     ------------

Patents subject to amortization ...........................................        $   625          $   240           $   385
Trademarks/Tradenames  not subject to amortization ........................         56,977             --              56,977
Contract subject to amortization  (5 years) ...............................          1,104              552               552
                                                                                   -------          -------           -------
  Total ...................................................................        $58,706          $   792           $57,914
                                                                                   =======          =======           =======

     During the three months ended May 31, 2007, the Company made a contingent payment of $142 in connection with the RCA brand, which has been preliminarily allocated to trademarks not subject to amortization (Note 7).

     The Company recorded amortization expense of $102 and $88 for the three months ended May 31, 2007 and 2006, respectively. The estimated aggregate amortization expense for the cumulative five years ending May 31, 2012 amounts to $898.

(9)  Equity Investments
     ------------------

     As of May 31, 2007 and February 28, 2007, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV's and van conversions.

     The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

                                                    May 31,         February 28,
                                                     2007               2007
                                                 -------------     -------------

Current assets ...........................           $25,275         $23,409
Non-current assets .......................             4,781           4,716
Current liabilities ......................             5,981           5,420
Members' equity ..........................            24,075          22,705

                                                    Three Months Ended May 31,
                                                    --------------------------
                                                       2007            2006
                                                     --------        --------

Net sales ................................           $19,506         $15,884
Gross profit .............................             5,304           4,902
Operating income .........................             1,646           1,642
Net income ...............................             1,884           1,896

     The Company's share of income from ASA for the three months ended May 31, 2007 and 2006, was $942 and $948 respectively. In addition, the Company received distributions from ASA totaling $257 during the three months ended May 31, 2007, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheet.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                  May 31, 2007

(10) Income Taxes
     ------------

     Quarterly Tax Provision
     -----------------------

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

     The effective tax rate from continuing operations for the three months ended May 31, 2007 was 30.1%, compared to 21.0% in the prior year. The increase in the effective tax rate is due to lower tax exempt interest income earned on short-term investments, which results in the Company's effective tax rate being less than the statutory rate.

     FIN 48
     ------

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.

     The Company adopted the provisions of FIN 48 on March 1, 2007 which resulted in a $133 adjustment to decrease retained earnings in connection with a cumulative effect of a change in accounting principle. The amount of unrecognized tax benefits at May 31, 2007 was $4,171, all of which would impact the Company's effective tax rate, if recognized. The Company recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. As of May 31, 2007, the Company had $629 of accrued interest and penalties in connection with unrecognized tax benefits.

     There was no material change in the amount of uncertain tax benefits recognized during the three months ended May 31, 2007. It is possible that the amount of unrecognized tax benefits could change in the next 12 months, however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

     The Internal Revenue Service ("IRS") is conducting an examination of the Company's U.S. federal income tax returns for the fiscal years 2004, 2005 and 2006 as part of the IRS's Compliance Assurance Process program. In addition, the Company files in numerous state and foreign jurisdictions with varying statutes of limitations.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                  May 31, 2007


(11) Accrued Sales Incentives
     ------------------------

     A summary of the activity with respect to sales incentives is provided below:

                                                                                  Three Months Ended May 31,
                                                                              ----------------------------------
                                                                                  2007                   2006
                                                                              -------------          -----------

Opening balance ...................................................             $  7,410              $  8,512
Accruals ..........................................................                7,714 *               3,001
Payments and credits ..............................................               (3,323)               (3,560)
Reversals for unearned sales incentive ............................                 (347)                 (629)
Reversals for unclaimed sales incentives ..........................               (1,016)                 (379)
                                                                                --------              --------
Ending balance ....................................................             $ 10,438              $  6,945
                                                                                ========              ========

     * Includes $325 of sales incentives acquired from the Oehlbach acquisition (Note 7).

(12) Product Warranties and Product Repair Costs
     -------------------------------------------

     The following table provides a summary of the activity with respect to product warranties and product repair costs:

                                                                                          Three Months Ended May 31,
                                                                                        -----------------------------
                                                                                           2007              2006
                                                                                        ------------      -----------

Opening balance ..............................................................             $ 9,586          $ 9,947
Liabilities accrued for warranties issued during the period ..................               2,691            1,382
Warranty claims paid during the period .......................................              (2,953)          (2,306)
                                                                                           -------          -------
Ending balance ...............................................................             $ 9,324          $ 9,023
                                                                                           =======          =======

(13) Financing Arrangements
     ----------------------

     The Company has the following financing arrangements:

                                                                                May 31,      February 28,
                                                                                 2007            2007
                                                                              -----------    ------------
Bank Obligations
----------------

Domestic bank obligations (a) .............................................      $ --           $ --
Venezuela bank obligations (b) ............................................         219           --
Euro Asset-Based lending obligation (c) ...................................       3,314          2,890
                                                                                 ------         ------
Total bank obligations ....................................................      $3,533         $2,890
                                                                                 ======         ======
Debt
----

Euro term loan agreement (d) ..............................................      $5,179         $5,461
Oehlbach (e) ..............................................................         850           --
Other (f) .................................................................         526          1,493
                                                                                 ------         ------
Total debt ................................................................      $6,555         $6,954
                                                                                 ======         ======

     (a)  Domestic Bank Obligations
          -------------------------

          At May 31, 2007, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on August 31, 2007 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of May 31, 2007 and February 28, 2007, no direct amounts are outstanding under this agreement. At May 31, 2007, the Company had $3,586 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                  May 31, 2007

     (b)  Venezuela Bank Obligations
          --------------------------

          In October 2005, Audiovox Venezuela entered into a credit facility borrowing arrangement which allows for principal borrowings up to $1,000 plus accrued interest. The facility requires minimum monthly interest payments at an annual interest rate of 13% until the expiration of the facility on February 14, 2008. Audiovox Corporation has secured this facility with a $1,200 standby letter of credit. At February 28, 2007, no direct amounts were outstanding under this agreement.

     (c)  Euro Asset-Based Lending Obligation
          -----------------------------------

          The  Company  has  a  16,000  Euro   accounts   receivable   factoring
          arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 25, 2007 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of May 31, 2007, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

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

          Audiovox Corporation guarantees 3 million Euros of this term loan. The term loan is secured by the pledge of the stock of Audiovox Germany on all brands and trademarks of Audiovox Germany. The term loan requires the maintenance of certain yearly financial covenants that are calculated according to German Accounting Standards. Should any of the financial covenants not be met, the financial institution may charge a higher interest rate on any outstanding borrowings and/or call the loan. The short and long term amounts outstanding under this agreement were $1,554 and $3,625 respectively, at May 31, 2007 and $1,524 and $3,937, respectively, at February 28, 2007.

     (e)  Oehlbach
          --------

          In connection with the Oehlbach acquisition (Note 7), the Company acquired short and long term debt payable to various third parties. The interest rate on the debt ranges from 4.2% to 6.1% and is payable from May 2008 to March 2011.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                  May 31, 2007

     (f)  Other Debt
          ----------

          This amount represents a call/put option owed to certain employees of Audiovox Germany.

(14) Other Income
     -------------

     Other income is comprised of the following:

                                                    Three Months Ended May 31,
                                                    -------------------------
                                                       2007         2006
                                                    ---------     ---------

Interest income .........................            $ 1,411        $ 1,588
Rental income ...........................                138            138
Miscellaneous ...........................                (82)           195
                                                     -------        -------
Total Other, net ........................            $ 1,467        $ 1,921
                                                     =======        =======

(15) Contingencies and Derivative Settlement
     ---------------------------------------

     Contingencies
     -------------

     The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company believes there has been no material change to the matters disclosed in Note 17 of the Company's Form 10-K for the fiscal year ended February 28, 2007, however, due to the uncertainty of these matters, the company disclosed the following:

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

     Derivative Settlement
     ---------------------

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

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                  May 31, 2007

     This matter was settled in May 2007 and received final Chancery court approval in June 2007. As a result of the settlement, the Company is to receive $6,750 in gross proceeds, of which $1,500 was received as of May 31, 2007. The remaining gross proceeds of $5,250 is recorded in other current assets on the accompanying consolidated balance sheet as of May 31, 2007 and was subsequently collected in June 2007. The gross proceeds were partially offset by $2,378 in plaintiff legal fees which was recorded in accrued expenses on the accompanying consolidated balance sheet as of May 31, 2007 and subsequently paid in June 2007. In addition, the Company accrued $1,023 in legal and administrative costs as of May 31, 2007 for defending all outstanding ACC legal claims. The items discussed above resulted in a pre-tax benefit of $3,349 being recorded in discontinued operations for the three months ended May 31, 2007.

(16) New Accounting Pronouncements
     -----------------------------

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.


     In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating the impact of SFAS 159, but does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

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

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three months ended May 31, 2007 compared to the three months ended May 31, 2006. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements".

     Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except for per share amounts.


Business Overview

     Audiovox Corporation ("Audiovox", "We", "Our", "Us" or "Company") is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through six wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation ("AEC"), Audiovox Accessories Corp., Audiovox German Holdings GmbH ("Audiovox Germany"), Audiovox Venezuela, C.A and Code Systems, Inc. ("Code"). We market our products under the Audiovox(R) brand name and other brand names, such as Acoustic Research(R), Advent(R), Ambico(R), Car Link(R), Chapman(R), Code-Alarm(R), Discwasher(R), Heco(R), Jensen(R), Mac Audio(R), Magnate(R), Movies 2 Go(R), Phase Linear(R), Prestige(R), Pursuit(R), RCA(R), Recoton(R), Road Gear(R) and Spikemaster(R), as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment ("Electronics Group"), which is organized by product category.

     We have recently integrated and continue to integrate the following acquisitions, discussed below, into our existing business structure:

     In March 2007, Audiovox German Holdings GmbH completed the acquisition of Oehlbach, a European market leader in the accessories field, for a total purchase price of $6,557, in addition to a contingent earn out payment, not to exceed 1 million euros. The purpose of this acquisition was to expand our electronics accessory product line to international markets.

     In January 2007, we completed the acquisition of Thomson's Americas consumer electronics accessory business for a total purchase price of approximately $60,427 plus a five year fee related to the RCA brand in connection with future sales. The purpose of this acquisition was to enhance our market share in the accessory business, which includes the rights to the RCA brand for consumer electronics accessories as well as the Recoton, Spikemaster, Ambico and Discwasher brands for use on any product category and the Jensen, Advent, Acoustic Research and Road Gear brands for consumer electronics accessories.

     We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets or expand our existing business distribution.

     Effective March 1, 2007, the Company reported "accessories" as a separate product category due to the growth in the accessories product line as a result of the Thomson and Oehlbach acquisitions. In addition, the Company's former mobile and consumer product categories are now combined and recorded in the "Electronics" product category. As such, certain reclassifications have been made to prior year amounts as the Company currently reports sales data for the following two product categories:

     Electronics products include:

     o    mobile  multi-media  video  products,   including  in-dash,  overhead,
          headrest and portable mobile video systems,
     o autosound products including radios, speakers, amplifiers and CD changers,
     o satellite radios including plug and play models and direct connect models,
     o    automotive security and remote start systems,
     o    automotive power accessories,
     o    car to car portable navigation systems,
     o    rear observation and collision avoidance systems,
     o    LCD and Plasma flat panel televisions,
     o    home and portable stereos,
     o    HDTV Antennas, WiFi Antennas and HDMI accessories,
     o two-way radios, digital multi-media products such as personal video recorders and MP3 products,
     o    home speaker systems and home theater in a box,
     o    portable DVD players, and
     o    flat panel TV mounting systems.

     Accessories products include:

     o    antennas,
     o    home  electronic   accessories  such  as  cabling,   power  cards  and
          performance enhancing electronics, and
     o remotes, iPod specialized products, wireless headphones and other connectivity products.

     We believe the Electronics Group has an expanding market with a certain level of volatility related to both domestic and international new car sales, increased competition by manufacturers, technological advancements, discretionary consumer spending and general economic conditions. Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Segment

     We have determined that we operate in one segment, the Electronics Group based on review of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Characteristics of our operations which are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers across brands, our unified marketing strategy, and the nature of the financial information used by our Executive Officers. Management reviews the financial results of the Company based on the performance of the Electronics Group.

Critical Accounting Policies and Estimates

     As disclosed in our Form 10-K for the fiscal year ended February 28, 2007, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable; inventory, goodwill and other intangible assets; warranties, stock-based compensation and income taxes. Since February 28, 2007, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them, except for the accounting for uncertain tax positions.

Results of Operations

     As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three months ended May 31, 2007 and 2006. We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

Three months ended May 31, 2007 compared to the three months ended May 31, 2006
-------------------------------------------------------------------------------

     The following tables set forth, for the periods indicated, certain statement of operations data for the three months ended May 31, 2007 and 2006.

Net Sales

                                                     Three Months Ended May 31,
                                                  ------------------------------                $                 %
                                                      2007                2006                Change           Change
                                                  ------------      --------------         -----------       -----------

Electronics ............................            $ 94,984            $107,356            $(12,372)          (11.5)%
Accessories ............................              33,270               3,943            $ 29,327           743.8 %
                                                    --------            --------            --------           ------
  Total net sales ......................            $128,254            $111,299            $ 16,955            15.2 %
                                                                        ========            ========           ======

Electronics sales, which represented 74.1% of net sales for the three months ended May 31, 2007, decreased primarily due to the following:

o reduced consumer goods sales of approximately $11,590 as a result of declining prices and product volume sales of flat panel TV's throughout the electronics industry coupled with a delay in receipt of LCD panel shipments from suppliers.

o an approximate $4,689 decline in video sales as a result of a decline in mobile video and shuttle system sales.

o The above decreases were partially offset by a $7,212 increase in audio sales as a result of improved sales in the Jensen Mobile, Phase Linear and Satellite radio product lines.

Accessories sales, which represented 25.9% of net sales for the three months ended May 31, 2007 increased due to incremental sales generated from the recently acquired Thomson and Oehlbach operations. The Company expects accessory sales to represent a higher percentage of total net sales as compared to the prior year due to the acquisitions of Oehlbach and Thomson in March 2007 and January 2007, respectively.

     Sales incentive expense increased $4,033 to $6,026 for the three months ended May 31, 2007 as a result of an increase in accessories net sales which historically offer more sales incentive programs. The increase in sales incentive expense was partially offset by a $355 increase in reversals. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                                                   Three Months Ended May 31,
                                                 ------------------------------
                                                    2007                2006
                                                 ----------          -----------

Gross profit .........................           $  23,189            $  20,099
Gross margins ........................               18.1%                18.1%

     Gross margins remained consistent with the prior period at 18.1%. Gross margins were favorably impacted by margins generated from the recently acquired accessories companies as well as improved margins in electronic products due to focusing sales effects on more profitable product lines. Gross margins were adversely impacted by increased warehouse and assembly costs as a result of transition costs necessary to facilitate the newly acquired accessories companies as well as increased inventory provisions as a result of fincreased accessories sales due to acquisitions and increased warranty and repair costs.


Operating Expenses and Operating Loss

                                                           Three Months Ended May 31,
                                                         -------------------------------             $                 %
                                                             2007               2006               Change            Change
                                                         -------------     --------------       ------------       -----------
Operating expenses:
 Selling ............................................      $  8,797            $  7,061            $  1,736            24.6%
 General and administrative .........................        13,699              11,325               2,374            21.0%
 Engineering and technical support ..................         2,262               1,765                 497            28.2%
                                                           --------            --------            --------           -------
  Total operating expenses ..........................        24,758              20,151               4,607            22.9%

Operating loss ......................................      $ (1,569)           $    (52)           $ (1,517)        2,917.3%

     Operating expenses increased $4,607 or 22.9% for the three months ended May 31, 2007, as compared to the prior year. As a percentage of net sales, operating expenses increased to 19.3% for the three months ended May 31, 2007, from 18.1% in the prior year. The increase in total operating expenses is due to the recently acquired Thomson and Oehlbach operations which had total operating expense of $5,511 for the three months ended May 31, 2007.

     Selling expenses increased $1,736 or 24.6% due to $2,215 of selling expenses during the three months ended May 31, 2007 for the recently acquired operations of Thomson and Oehlbach. This increase was partially offset by a decrease in advertising due to a decline in the budgeted amounts for print media advertising.

     General and administrative expenses increased $2,374 or 21.0% due to:

     o $2,912 of expenses during the three months ended May 31, 2007 for the recently acquired operations of Thomson and Oehlbach, and
     o $214 increase in bad debt expense due to an increase in sales and accounts receivable balances.
     o The above increases were partially offset by a $998 benefit related to a call/put option previously granted to certain employees. The benefit recorded for the three months ended May 31, 2007 was due to a reduction in the call/put liability calculation as a result of the Oehlbach acquisition.

     Engineering and technical support expenses increased $497 or 28.2% due to $382 of expenses during the three months ended May 31, 2007 for the recently acquired operations of Thomson and Oehlbach, and an increase in domestic direct labor as a result of wage increases.

Other (Expense) Income

                                                                 Three Months Ended May 31,
                                                               ------------------------------         $                 %
                                                                   2007             2006            Change            Change
                                                               -------------     ------------     -----------       ----------

Interest and bank charges ...............................         $  (667)         $  (560)         $  (107)           19.1 %
Equity in income of equity investees ....................             942              948               (6)           (0.6)
Other, net ..............................................           1,467            1,921             (454)          (23.6)
                                                                  -------          -------          -------            -----
Total other income ......................................         $ 1,742          $ 2,309          $  (567)          (24.6)%
                                                                  =======          =======          =======           =====

     Interest and bank charges increased as a result of acquiring additional debt in connection with the acquisition of Oehlbach as well as increased working capital needs of foreign subsidiaries. Interest and bank charges represent expenses for debt and bank obligations of Audiovox Germany and Venezuela and interest for a capital lease.

     Other income decreased due to a decline in interest income as a result of a decline in short-term investment holdings due to cash utilized for acquisitions as well as additional working capital needs for.

Income Tax Provision

     The effective tax rate for the three months ended May 31, 2007 was 30.1% compared to 21.0% in the prior period. The increase in the effective tax rate is due to lower tax exempt interest income earned on our short-term investments, which results in our effective tax rate being less than the statutory rate.

Income (Loss) from Discontinued Operations

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations:

                                                                                       Three Months Ended May 31,
                                                                                     -----------------------------
                                                                                      2007                 2006
                                                                                     -------             --------

Net sales from discontinued operations .........................................      $ --                $ --
                                                                                      ======              ======

Income (loss) from discontinued operations before income taxes .................      $3,247              $ (329)
Income tax expense (benefit) ...................................................       1,136                 (69)
                                                                                      ------              ------
Net income (loss) from discontinued operations .................................      $2,111              $ (260)
                                                                                      ======              ======

     Net income (loss) from discontinued operations for the three months ended May 31, 2007 and 2006 is primarily due to legal settlements and related costs pertaining to our discontinued Cellular business. The increase in income from discontinued operations for the three months ended May 31, 2007 is due to a derivative legal settlement which resulted in pre-tax income of $3,349 (see Note 15 of Notes to the Consolidated Financial Statements).

Net Income

     Net income for the three months ended May 31, 2007 was $2,232 compared to $1,522 in the prior year. Income per share for the three months ended May 31, 2007 was $0.10 (diluted) as compared to income per share of $0.07 (diluted) for the prior year. Net income was favorably impacted by sales incentive reversals of $1,363 ($831 after taxes) and $1,008 ($796 after taxes) for the three months ended May 31, 2007 and 2006, respectively. Net income for the three months ended May 31, 2007 was also favorably impacted by $2,111 in income from discontinued operations as a result of a derivative legal settlement.

Liquidity and Capital Resources
-------------------------------

Cash Flows, Commitments and Obligations
---------------------------------------

     As of May 31, 2007, we had working capital of $303,053, which includes cash and short-term investments of $124,119 compared with working capital of $305,960 at February 28, 2007, which included cash and short-term investments of $156,345. The decrease in short-term investments is primarily due to the acquisition of Oehlbach as well as additional working capital needs. We plan to utilize our current cash position and short-term investments as well as collections from accounts receivable to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

     Operating activities used cash of $27,097 for the three months ended May 31, 2007 compared to cash provided of $19,331 in 2006. Net income from continuing operations for the three months ended May 31, 2007 was $121 compared to $1,782 in the prior year. The increase in cash used by operating activities as compared to the prior year was primarily due to an increase in accounts receivable and inventory balances.

The following significant fluctuations in the balance sheet accounts impacted cash flows from operations:

     o Cash flows from operating activities for the three months ended May 31, 2007 were impacted by an increase in accounts receivable primarily due to increased sales and the timing of collections. Accounts receivable turnover approximated 5.3 during the three months ended May 31, 2007 compared to 5.1 in the prior year.

     o Cash flows from operations were impacted by an increase in inventory due to increased purchases for future sales projections. Inventory turnover approximated 3.8 during the three months ended May 31, 2007 compared to 3.9 in the prior year.

     o In addition, cash flows from operating activities for the three months ended May 31, 2007 were favorably impacted by an increase in accounts payable due to the timing of payments. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases, operating expenses and the amount of inventory on hand.

     Investing activities provided cash of $23,373 during the three months ended May 31, 2007, primarily due to the sales (net of purchases) of short-term investments partially offset by the Oehlbach acquisition and purchases of property, plant and equipment. Investing activities used cash of $25,764 during the three months ended May 31, 2006, primarily due to purchase (net of sales) of short-term investments.

     Financing activities provided $3,579 during the three months ended May 31, 2007, primarily from the exercise of stock options partially offset by payment of bank obligations and debt. Financing activities for the three months ended May 31, 2006 used cash of $2,107, primarily from the purchase of treasury stock and payment of bank obligations and debt.

     As of May 31, 2007, we have a domestic credit line to fund the temporary short-term working capital needs of the Company. This line expires on August 31, 2007 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") credit facility and Audiovox Venezuela has a $1,000 credit facility borrowing arrangement with an interest rate of 13%.

     Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At May 31, 2007, such obligations and commitments are as follows:

                                                                      Payments Due by Period
                                                     -----------------------------------------------------------
                                                                  Less than       1-3         4-5         After
Contractual Cash Obligations                          Total        1 Year        Years       Years       5 Years
--------------------------------------------------   -------     ----------     -------     -------     --------

Capital lease obligation (1) .....................   $11,841       $   522      $ 1,043     $ 1,069     $ 9,207
Operating leases (2) .............................    20,375         3,322        4,740       3,337       8,976
                                                     -------       -------      -------     -------     -------
Total contractual cash obligations ...............   $32,216       $ 3,844      $ 5,783     $ 4,406     $18,183

                                                                   Amount of Commitment Expiration per period
                                                     ---------------------------------------------------------------------
                                                         Total
                                                        Amounts        Less than        1-3           4-5          After
Other Commercial Commitments                           Committed        1 Year         Years         Years        5 years
--------------------------------------------------   ------------     ----------      --------     ----------    ---------

Bank obligations (3) .............................     $  3,533        $  3,533          --             --             --
Stand-by letters of credit (4) ...................        2,265           2,265          --             --             --
Commercial letters of credit (4) .................        1,321           1,321          --             --             --
Debt (5) .........................................        6,555           1,626         3,997            932           --
Unconditional purchase obligations (6) ...........      107,163         107,163          --             --             --
                                                       --------        --------      --------       --------           --
Total commercial commitments .....................     $120,837        $115,908      $  3,997       $    932           --

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $66 and $5,660, respectively at May 31, 2007.

2.   We enter into operating leases in the normal course of business.

3.   Represents  amounts   outstanding  under  the  Audiovox  Germany  factoring
     agreement and Venezuela bank obligation at May 31, 2007.

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

Related Party Transactions
--------------------------

     During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The current effective interest rate on the capital lease obligation is 8%. On November 1, 2004, we entered into an agreement to sublease the building to UTStarcom for monthly payments of $46 until November 1, 2009. We also lease another facility from our principal stockholder which expires on November 30, 2016. Total lease payments required under all related party leases for the five-year period ending May 31, 2012 are $6,170.

New Accounting Pronouncements
-----------------------------

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157, but we do not expect the adoption of this pronouncement will have a material impact on our financial position or results of operations.

     In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     There has been no significant change in our market risk sensitive instruments since February 28, 2007.

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

     There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
---------------------------

     See Note 15 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 17 of the Form 10-K for the fiscal year ended February 28, 2007 for information regarding legal proceedings.

ITEM 1A.  RISK FACTORS
----------------------

     There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended February 28, 2007.

ITEM 6. EXHIBITS
----------------




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

                                        AUDIOVOX CORPORATION




                                        By: /s/Patrick M. Lavelle
                                            ---------------------
                                            Patrick M. Lavelle
                                            President and Chief
                                              Executive Officer

Dated: July 10, 2007

                                        By: /s/Charles M. Stoehr
                                            --------------------
                                            Charles M. Stoehr
                                            Senior Vice President and
                                              Chief Financial Officer