Form 10-Q
period 2007-08-31
AUDIOVOX CORP
filed 2007-10-10
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended August 31, 2007

                                       or

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

Large accelerated filer     Accelerated filer  X   Non-accelerated filer
                        ---                   ---                        ---



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes     No  X
                               ---    ---

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.



         Class                                       As of July 9, 2007
         -----                                       ------------------
         Class A Common Stock                        20,591,399 Shares

         Class B Common Stock                         2,260,954 Shares

                                         Audiovox Corporation

                                                   INDEX




                                                                          Page
                                                                          ____
  PART I -- FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS (unaudited)

               Consolidated Balance Sheets at August 31, 2007 and
                 February 28, 2007.......................................   3

               Consolidated Statements of Operations for the
                 Three and Six Months Ended August 31, 2007 and 2006.....   5

               Consolidated Statements of Cash Flows for the
                 Six Months Ended August 31, 2007 and 2006...............   6

               Notes to Consolidated Financial Statements................   8

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS....................  21

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK............................................  33

       ITEM 4. CONTROLS AND PROCEDURES...................................  33


  PART II -- OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS.......................................  34

       ITEM 1A. RISK FACTORS.............................................  34

       ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                      PROCEEDS...........................................  34

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......  34

       ITEM 6. EXHIBITS..................................................  36

       SIGNATURES........................................................  37

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Audiovox Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                  August 31,                February 28,
                                                                                     2007                       2007
                                                                               -----------------           --------------
                                                                                 (unaudited)
Assets

Current assets:

 Cash and cash equivalents .........................................                $ 11,252                 $ 15,473
 Short-term investments ............................................                  72,606                  140,872
 Accounts receivable, net ..........................................                 122,406                   86,003
 Inventory .........................................................                 138,253                  104,972
 Receivables from vendors ..........................................                  20,346                   13,935
 Prepaid expenses and other current assets .........................                  11,622                   11,427
 Income tax receivable .............................................                   1,846                    3,518
 Deferred income taxes .............................................                   2,597                    2,492
                                                                                    --------                 --------
  Total current assets .............................................                 380,928                  378,692

Investment securities ..............................................                  13,437                   13,179
Equity investments .................................................                  12,541                   11,353
Property, plant and equipment, net .................................                  20,760                   18,019
Goodwill ...........................................................                  24,202                   17,514
Intangible assets ..................................................                  58,281                   57,874
Deferred income taxes ..............................................                   2,478                    1,858
Other assets .......................................................                     608                      631
                                                                                    --------                 --------
  Total assets .....................................................                $513,235                 $499,120
                                                                                    ========                 ========


          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                     Consolidated Balance Sheets (continued)
                        (In thousands, except share data)


                                                                                         August 31,            February 28,
                                                                                           2007                   2007
                                                                                     -------------------    ----------------
                                                                                         (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable ..............................................................        $     36,204          $     34,344
 Accrued expenses and other current liabilities ................................              23,000                26,564
 Accrued sales incentives ......................................................              11,403                 7,410
 Bank obligations ..............................................................               3,296                 2,890
 Current portion of long-term debt .............................................               1,653                 1,524
                                                                                        ------------          ------------
  Total current liabilities ....................................................              75,556                72,732

Long-term debt .................................................................               4,827                 5,430
Other tax liabilities ..........................................................               4,310                 3,347
Capital lease obligation .......................................................               5,643                 5,676
Deferred compensation ..........................................................               8,291                 7,573
                                                                                        ------------          ------------
  Total liabilities ............................................................              98,627                94,758

Commitments and contingencies

Stockholders' equity:
 Series preferred stock, $.01 par value; 1,500,000 shares authorized,
    no shares issued or outstanding ............................................                --                    --
 Common stock:
  Class A, $.01 par value; 60,000,000 shares authorized, 22,412,546 and
     22,005,346 shares issued, 20,591,399 and 20,312,299 shares
     outstanding at August 31, 2007 and February 28, 2007, respectively ........                 224                   220
  Class B convertible, $.01 par value; 10,000,000 shares authorized,
      2,260,954 shares issued and outstanding ..................................                  22                    22
 Paid-in capital ...............................................................             275,534               271,056
 Retained earnings .............................................................             157,193               151,363
 Accumulated other comprehensive income (loss) .................................                  45                (1,320)
 Treasury stock, at cost, 1,821,147 and 1,693,047 shares of Class A
     common stock at August 31, 2007 and February 28, 2007, respectively .......             (18,410)              (16,979)
                                                                                        ------------          ------------
Total stockholders' equity .....................................................             414,608               404,362
                                                                                        ------------          ------------
Total liabilities and stockholders' equity .....................................        $    513,235          $    499,120
                                                                                        ============          ============

          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                      Consolidated Statements of Operations
           For the Three and Six Months Ended August 31, 2007 and 2006
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                          Three Months Ended                 Six Months Ended
                                                                              August 31,                        August 31,
                                                                    ------------------------------    ------------------------------
                                                                         2007            2006             2007             2006
                                                                    -------------    -------------    -------------    -------------

Net sales ......................................................    $    148,269     $     97,424     $    276,522     $    208,723
Cost of sales ..................................................         119,795           81,670          224,859          172,870
                                                                    ------------     ------------     ------------     ------------
Gross profit ...................................................          28,474           15,754           51,663           35,853
                                                                    ------------     ------------     ------------     ------------

Operating expenses:
 Selling .......................................................           7,910            6,451           16,706           13,512
 General and administrative ....................................          14,506           11,708           28,205           23,033
 Engineering and technical support .............................           2,148            1,765            4,410            3,530
                                                                    ------------     ------------     ------------     ------------
  Total operating expenses .....................................          24,564           19,924           49,321           40,075
                                                                    ------------     ------------     ------------     ------------

Operating income (loss) ........................................           3,910           (4,170)           2,342           (4,222)
                                                                    ------------     ------------     ------------     ------------

Other income (expense):
 Interest and bank charges .....................................            (697)            (502)          (1,364)          (1,062)
 Equity in income of equity investees ..........................             975              816            1,916            1,764
 Other, net ....................................................           1,161            1,788            2,628            3,709
                                                                    ------------     ------------     ------------     ------------
  Total other income, net ......................................           1,439            2,102            3,180            4,411
                                                                    ------------     ------------     ------------     ------------

Income (loss) from continuing operations before income
    taxes ......................................................           5,349           (2,068)           5,522              189
Income tax expense (benefit) ...................................           1,619             (435)           1,670               40
                                                                    ------------     ------------     ------------     ------------
Net  income (loss) from continuing operations ..................           3,730           (1,633)           3,852              149

Net income (loss) from discontinued operations,
   net of tax ..................................................            --               (322)           2,111             (582)
                                                                    ------------     ------------     ------------     ------------

Net  income (loss) .............................................    $      3,730     $     (1,955)    $      5,963     $       (433)
                                                                    ============     ============     ============     ============

Net income (loss) per common share (basic):
 From continuing operations ....................................    $       0.16     $      (0.07)    $       0.17     $       0.01
 From discontinued operations ..................................            --              (0.02)            0.09            (0.03)
                                                                    ------------     ------------     ------------     ------------
Net  income (loss) per common share (basic) ....................    $       0.16     $      (0.09)    $       0.26     $      (0.02)
                                                                    ============     ============     ============     ============

Net income (loss) per common share (diluted):
 From continuing operations ....................................    $       0.16     $      (0.07)    $       0.17     $       0.01
 From discontinued operations ..................................            --              (0.02)            0.09            (0.03)
                                                                    ------------     ------------     ------------     ------------
Net income (loss) per common share (diluted) ...................    $       0.16     $      (0.09)    $       0.26     $      (0.02)
                                                                    ============     ============     ============     ============

Weighted-average common shares outstanding (basic) .............      22,931,487       22,430,598       22,853,269       22,399,973
                                                                    ============     ============     ============     ============
Weighted-average common shares outstanding (diluted) ...........      22,936,317       22,430,598       22,891,715       22,587,530
                                                                    ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Six Months Ended August 31, 2007 and 2006
                                 (In thousands)
                                   (unaudited)


                                                                                                      2007             2006
                                                                                                   ---------       ---------
Cash flows from operating activities:
 Net income (loss) .........................................................................       $  5,963        $   (433)
 Net (income) loss from discontinued operations ............................................         (2,111)            582
                                                                                                   --------        --------
 Net income from continuing operations .....................................................          3,852             149
 Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
 Depreciation and amortization .............................................................          2,287           1,897
 Bad debt expense (recovery) ...............................................................             38             (48)
 Equity in income of equity investees ......................................................         (1,916)         (1,764)
 Non-cash compensation adjustment ..........................................................           (747)            150
 Non-cash stock based compensation and warrant expense .....................................            333              38
 Tax benefit on stock options exercised ....................................................         (1,019)           --
Changes in operating assets and liabilities (net of assets and liabilities acquired):
 Accounts receivable .......................................................................        (33,137)          9,464
 Inventory .................................................................................        (30,464)         (6,280)
 Receivables from vendors ..................................................................         (6,405)          4,848
 Prepaid expenses and other ................................................................          2,867          (2,331)
 Investment securities-trading .............................................................           (718)           (165)
 Accounts payable, accrued expenses, accrued sales incentives and other
    current liabilities ....................................................................         (1,194)            313
 Income taxes payable ......................................................................          1,884           1,558
                                                                                                   --------        --------
  Net cash  (used in) provided by operating activities .....................................        (64,339)          7,829
                                                                                                   --------        --------

Cash flows from investing activities:
 Purchases of property, plant and equipment ................................................         (4,460)           (955)
 Proceeds from sale of property, plant and equipment .......................................             38              24
 Proceeds from distribution from an equity investee ........................................            727           1,681
 Proceeds from a liquidating distribution from an available-for-sale security ..............            459            --
 Purchase of short-term investments ........................................................         (5,600)        (57,405)
 Proceeds from sale of short-term investments ..............................................         73,750          45,375
 Purchase of patents .......................................................................           --              (475)
 Purchase of acquired business .............................................................         (7,013)           --
                                                                                                   --------        ---------
  Net cash provided by (used in) investing activities ......................................         57,901         (11,755)
                                                                                                   --------        --------

                      Audiovox Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                For the Six Months Ended August 31, 2007 and 2006
                                 (In thousands)
                                   (unaudited)



                                                                                                     2007            2006
                                                                                                  -----------     ----------
Cash flows from financing activities:
 Repayments on bank obligations ....................................................                   --            (1,310)
 Proceeds from bank borrowings .....................................................                    371            --
 Principal payments on capital lease obligation ....................................                    (32)            (42)
 Principal payments on debt ........................................................                   (910)           (836)
 Repurchase of Class A common stock ................................................                 (1,431)         (2,551)
 Repurchase of preferred stock .....................................................                   --                (5)
 Proceeds from exercise of stock options ...........................................                  3,130           1,321
 Tax benefit on stock options exercised ............................................                  1,019            --
                                                                                                   --------        --------
  Net cash provided by (used in) financing activities ..............................                  2,147          (3,423)
                                                                                                   --------        --------
Effect of exchange rate changes on cash ............................................                     70              83
                                                                                                   --------        --------
Net decrease in cash and cash equivalents ..........................................                 (4,221)         (7,266)
Cash and cash equivalents at beginning of period ...................................                 15,473          16,280
                                                                                                   --------        --------
Cash and cash equivalents at end of period .........................................               $ 11,252        $  9,014
                                                                                                   ========        ========



          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited interim consolidated financial statements of Audiovox Corporation and subsidiaries ("Audiovox" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2007. Certain reclassifications have been made to prior year amounts on the accompanying balance sheet in order to conform to the current year presentation (See
     Note 10).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, fair value of stock based compensation, income taxes, valuation of long-lived assets, accrued sales incentives and warranty reserves. A summary of the Company's significant accounting policies is identified in
     Note 1 of the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended February 28, 2007. There have been no changes to the Company's significant accounting policies subsequent to February 28, 2007, except for the accounting for uncertain tax positions (See Note 10).

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

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007


     Stock-Based Compensation Expense
     --------------------------------

     The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company's Stock Option Plans in the following line items in the Consolidated Statement of Operations:


                                                                          Three and six months ended August 31,
                                                                               2007                   2006
                                                                           -----------             ----------

Cost of sales ...................................................              $  5                    $--
Selling expenses ................................................                64                       0
General and administrative expenses .............................               202                      38
Engineering and technical support ...............................                 5                       0
                                                                               ----                    ----
Stock-based compensation expense before income tax benefit.......              $276                    $ 38
                                                                               ====                    ====

     The Company granted 257,500 options during the three months ended August 31, 2007, which vest one-third on August 31, 2007, one-third on November 30, 2007, and one-third on February 28, 2008, expire three years from date of vesting (August 31, 2010, November 30, 2010, and February 28, 2011, respectively), have an exercise price equal to $1.00 above the lowest sales price of the Company's stock on the day prior to the date of grant, have a contractual term between 2 years and 3.7 years and a grant date fair value of $3.26 per share. In connection with this option grant, there were 15,000 options granted to an outside director that expire on September 9, 2009, which have a contractual life of 2.1 years and a grant date fair value of $2.57 per share.

     In addition, the Company issued 17,500 warrants to purchase the Company's common stock at an exercise price of $10.90 per share as consideration for past legal services rendered. The warrants are exercisable immediately, expire three years from date of issuance and have a fair value on issuance date of $3.26 per warrant determined based upon a Black-Sholes valuation model (refer to the table above for assumptions used to determine fair value). Accordingly, the Company recorded additional legal expense in the amount of approximately $57 during the three and six months ended August 31, 2007, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at August 31, 2007.

     Options granted during the three months ended August 31, 2006 vested immediately, had exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of two years. The per share fair value of stock options granted during the three months ended August 31, 2006 was $3.75.

     The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Sholes option valuation model granted during the respective periods were as follows:

                                                                                Three and six months ended August 31,
                                                                                    2007                    2006
                                                                           ----------------------     -----------------

Dividend yield .......................................................                        0%                 0%
Weighted-average expected volatility .................................                     47.0%              48.8%
Risk-free interest rate ..............................................                     4.57%              4.97%
Expected life of options/warrants (in years) .........................               2.00 - 3.00               2.00
Fair value of options/warrants granted ...............................     $3.26 (3 year option)              $3.75
                                                                           $2.57 (2 year option)

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

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

     Information   regarding  the  Company's   stock  options  and  warrants  is
     summarized below:

                                                                                                 Weighted          Weighted Average
                                                                                                  Average             Remaining
                                                                         Number of Shares      Exercise Price      Contractual Term
                                                                         ----------------     -----------------   ------------------

Outstanding at February 28, 2007 ..................................        1,784,652             $   12.97
  Granted .........................................................          275,000                 10.90
  Exercised .......................................................         (407,200)                 7.69
  Forfeited/expired ...............................................           (5,000)                13.54
                                                                                                    ------
Outstanding  at August 31, 2007 ...................................        1,647,452                 13.97              2.0
                                                                          ==========                ======              ===
Exercisable at August 31, 2007 ....................................        1,475,785             $   14.29              3.5
                                                                          ==========                ======              ===

     At August 31, 2007, the Company had unrecognized compensation costs of approximately $553 related to non-vested options granted during the three and six months ended August 31, 2007. The unrecognized compensation costs related to these options will be completely recognized by the fiscal year ending February 28, 2008. At August 31, 2006, the Company had no unrecognized compensation cost as all stock options were fully vested.

(3)  Discontinued Operations
     -----------------------

     The net income (loss) from discontinued operations for the three and six months ended August 31, 2007 and 2006 is primarily due to legal settlements and related legal and administrative costs associated with contingencies pertaining to the Company's discontinued Cellular business (see Note 15).

     The following is a summary of the results of discontinued operations:

                                                                        Three Months Ended                   Six Months Ended
                                                                            August 31,                          August 31,
                                                                     -------------------------         ---------------------------
                                                                       2007              2006             2007             2006
                                                                     -------           -------          --------         ---------
Net sales from discontinued operations ...................           $   --             $ --              $ --             $ --
                                                                     =======           ======            ======           ======

Income (loss) from discontinued
    operations before income taxes .......................           $   --             $ (409)           $3,248           $ (738)
Income tax expense (benefit) .............................               --                (87)            1,137             (156)
                                                                     --------           ------            ------           ------
Net income (loss) from discontinued operations............           $   --             $ (322)           $2,111           $ (582)
                                                                     ========           ======            ======           ======

(4)  Net Income Per Common Share
     ---------------------------

     Basic net income per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

     There are no  reconciling  items which  impact the  numerator  of basic and diluted net income per common share. A reconciliation between the denominator of basic and diluted net income per common share is as follows:

                                                                          Three Months Ended                  Six Months Ended
                                                                              August 31,                         August 31,
                                                                    ----------------------------       -----------------------------
                                                                       2007              2006             2007               2006
                                                                    ----------        ----------       -----------       -----------
Weighted-average common shares outstanding .................        22,931,487        22,430,598        22,853,269        22,399,973
Effect of dilutive securities:
   Stock options and warrants ..............................             4,830              --              38,446           187,557
                                                                    ----------        ----------        ----------        ----------
Weighted-average common shares and
   potential common shares outstanding .....................        22,936,317        22,430,598        22,891,715        22,587,530
                                                                    ==========        ==========        ==========        ==========

     Stock options totaling 1,446,419 and 2,098,913 for the three months ended August 31, 2007 and 2006, respectively, and 1,223,210 and 1,307,952 for the six months ended August 31, 2007 and 2006, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods or because these options and warrants were anti-dilutive.

(5)  Accumulated Other Comprehensive Income (Loss)
     ---------------------------------------------

     Accumulated other comprehensive income (loss) of $45 and $(1,320) at August 31, 2007 and February 28, 2007, respectively, includes the net accumulated unrealized loss on the Company's available-for-sale investment securities of $1,553 and $1,561 at August 31, 2007 and February 28, 2007,
     respectively, and foreign currency translation gains of $1,598 and $241 at August 31, 2007 and February 28, 2007, respectively.

     The Company's total comprehensive income (loss) was as follows:

                                                                             Three Months Ended                Six Months Ended
                                                                                 August 31,                       August 31,
                                                                         --------------------------       --------------------------
                                                                            2007            2006             2007             2006
                                                                         ----------       ---------       ----------       ---------

Net income (loss) ................................................         $ 3,730         $(1,955)         $ 5,963         $  (433)

Other comprehensive income (loss) :
 Foreign currency translation adjustments ........................             472             (88)           1,357             880
 Unrealized holding gain (loss) on available-
    for-sale investment securities arising during
    the period, net of tax .......................................              17          (2,004)               8          (2,395)
                                                                           -------         -------          -------         -------
Other comprehensive  income (loss), net of tax ...................             489          (2,092)           1,365          (1,515)
                                                                           -------         -------          -------         -------

Total comprehensive income (loss) ................................         $ 4,219         $(4,047)         $ 7,328         $(1,948)
                                                                           =======         =======          =======         =======

     The changes in the net unrealized holding gain (loss) on available-for-sale investment securities arising during the periods presented above are net of tax (expense) benefits of $(10) and $1,228 for the three months ended August 31, 2007 and 2006, respectively and $(5) and $1,468 for the six months ended August 31, 2007 and 2006, respectively.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

(6)  Supplemental Cash Flow Information/Changes in Stockholders' Equity
     ------------------------------------------------------------------

     The following is supplemental information relating to the consolidated statements of cash flows:

                                                             Six Months Ended
                                                                August 31,
                                                          ---------------------
                                                            2007         2006
                                                          --------     --------
Cash paid during the period:
 Interest (excluding bank charges) ...............         $1,251       $  929
 Income taxes (net of refunds) ...................         $  600       $   53

     Non-Cash Transactions
     ---------------------

     During the six months ended August 31, 2007 and 2006, the Company recorded a non-cash compensation (benefit) charge of $(747) and $150, respectively, related to the rights under a call/put option previously granted to certain employees. The benefit recorded during the six months ended August 31, 2007, was primarily due to a $998 reduction in the call/put liability calculation as a result of the Oehlbach acquisition (see Note 7). In addition, the Company recorded a non-cash stock based compensation and warrant expense of $333 and $38 during the six months ended August 31, 2007 and 2006, respectively, related to the grant of options and warrants to other employees, directors and certain outside service providers (see Note
     2).

     Changes in Stockholders' Equity
     -------------------------------

     During the six months ended August 31, 2007, 407,200 stock options were exercised yielding proceeds of $3,130 to the Company. In addition, the Company recorded a $1,019 increase to paid in capital as a result of the tax benefit realized upon exercise of stock options during the six months ended August 31, 2007.

     As a result of the implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an adjustment of $133 was recorded to decrease the beginning balance of retained earnings at March 1, 2007 in connection with a cumulative effect of a change in accounting principle (see Note 10).

(7)  Business Acquisitions
     ---------------------

     Thomson Accessories
     -------------------

     On January 29,  2007,  the Company  acquired  Thomson's  Americas  consumer electronics accessory business as well as rights to the RCA, Recoton, Spikemaster, Ambico and Discwasher brands for consumer electronics accessories for $60,427.

     As part of the acquisition price, the Company agreed to pay Thomson a 0.75% fee related to future net sales of the RCA brand for five years from the date of acquisition. This fee amounted to $219 for the six months ended August 31, 2007, respectively and has been preliminarily allocated to intangible assets (see Note 8).

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to enhance the Company's market share in the accessory business, which includes rights to the RCA brand and other brand names.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

     The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
  Inventory ....................................................         $31,664
  Prepaid expenses and other current assets ....................           2,312
  Tradename ....................................................          46,735
                                                                         -------
   Total assets acquired .......................................         $80,711
                                                                         -------

Liabilities assumed:
  Accounts payable .............................................         $17,489
  Accrued expenses and other liabilities .......................           2,795
                                                                         -------
   Total liabilities assumed ...................................         $20,284
                                                                         -------
                                                                         -------
Cash paid ......................................................         $60,427
                                                                         =======

     The allocation of the purchase price to assets and liabilities assumed is preliminary (see Note 8).

     Oehlbach
     --------

     On March 1, 2007, Audiovox German Holdings GmbH completed the stock acquisition of Oehlbach Kabel GmbH ("Oehlbach"), a European market leader in the accessories field. As consideration for Oehlbach, the Company paid the following:

     Purchase Price (net of cash acquired) ....................       $6,411
     Acquisition related costs ................................          146
     Total Purchase Price .....................................       $6,557

     In addition, a contingent payment may be due by the Company if certain earnings targets are generated by Oehlbach for a period of three years after the acquisition date (March 1, 2010). The earnings target calculation requires that if the accumulated Oehlbach operating income, including or excluding certain items exceeds 3,290 Euros over the cumulative three year period, the Company is liable to pay the excess of the operating income amount (as defined in the purchase agreement) over 3,290 Euros but not to exceed 1,000 Euros. As of August 31, 2007, no amount has been accrued for the contingency payment as the earnings target was not reached.

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to expand the Company's accessory product lines to European Markets.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

     The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
  Accounts receivable, net .....................................         $ 2,215
  Inventory ....................................................           1,939
  Prepaid expenses and other current assets ....................              60
  Property, plant and equipment ................................             337
  Goodwill .....................................................           6,688
                                                                         -------
   Total assets acquired .......................................         $11,239
                                                                         -------

Liabilities assumed:
  Accounts payable .............................................         $   601
  Accrued expenses and other liabilities .......................           2,383
  Income taxes payable .........................................             891
  Long-term debt ...............................................             807
                                                                         -------
   Total liabilities assumed ...................................         $ 4,682
                                                                         -------
Cash paid ......................................................         $ 6,557
                                                                         =======

     The allocation of the purchase price to assets and liabilities assumed is preliminary (see Note 8).

     Incaar
     ------

     On August 14, 2007, Audiovox German Holdings GmbH completed the acquisition of certain assets and the business of Incaar Limited ("Incaar"), an OEM business in Europe. As consideration for Incaar, the Company paid the following:

     Purchase Price ...........................................     $350
     Acquisition related costs ................................       52
     Total Purchase Price .....................................     $402


     In addition, a contingent payment may be due by the Company if certain earnings targets are generated by Incaar for a period of two years after the acquisition date (August 14, 2009). The earnings target calculation requires that if the accumulated Incaar pre-tax income, including or excluding certain items, exceeds 1,055 Euros over the cumulative two year period, the Company is liable to pay the additional earn-out payment of $400, as defined in the purchase agreement. As of August 31, 2007, no amount has been accrued for the contingency payment as the earnings target was not reached.

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to add the experience, concepts and product development of an OEM business in Europe.

     The following summarizes the allocation of the purchase price to the fair value of the assets acquired at the date of acquisition:

Assets acquired:
  Patent ...................................................                $402
  Liabilities assumed ......................................                 --
                                                                            ----
Cash paid ..................................................                $402
                                                                            ====

     The allocation of the purchase price to the assets acquired is preliminary (see Note 8).

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

     The following unaudited pro-forma financial information for the three and six months ended August 31, 2006 represents the combined results of the Company's operations as if the Incaar, Oehlbach and Thomson acquisitions occurred on March 1, 2006. The acquisition of Incaar did not have a material affect on the combined results of the Company for the three and six months ended August 31, 2007. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.

                                                    Three Months Ended       Six Months Ended
                                                        August 31,              August 31,
                                                    ------------------       ----------------
                                                          2006                     2006
                                                    ------------------       ----------------

Net sales ..................................             $ 145,795              $ 305,482
Net loss ...................................                (1,831)                  (188)
Net loss  per share-diluted ................             $   (0.08)             $   (0.01)


(8)  Goodwill and Intangible Assets
     ------------------------------

     The change in goodwill is as follows:

     Balance at February 28, 2007 .......................   $17,514
     Purchase of  Oehlbach ..............................     6,688
                                                            -------
     Balance at August 31, 2007 .........................   $24,202
                                                            =======

     At August 31, 2007, intangible assets consisted of the following:

                                                                                       Gross
                                                                                      Carrying        Accumulated        Total Net
                                                                                       Value          Amortization       Book Value
                                                                                      --------        ------------       ----------

Patents subject to amortization ...........................................            $ 1,027          $   297            $   730
Trademarks/Tradenames  not subject to amortization ........................             57,054             --               57,054
Contract subject to amortization  (5 years) ...............................              1,104              607                497
                                                                                       -------          -------            -------
  Total ...................................................................            $59,185          $   904            $58,281
                                                                                       =======          =======            =======


     At February 28, 2007, intangible assets consisted of the following:

                                                                                       Gross
                                                                                      Carrying        Accumulated        Total Net
                                                                                       Value          Amortization       Book Value
                                                                                      --------        ------------      -----------

Patents subject to amortization ...........................................            $   625          $   193            $   432
Trademarks/Tradenames  not subject to
 amortization .............................................................             56,835             --               56,835
Contract subject to amortization (5 years) ................................              1,104              497                607
                                                                                       -------          -------            -------
  Total ...................................................................            $58,564          $   690            $57,874
                                                                                       =======          =======            =======

     During the six months ended August 31, 2007, the Company made total payments of $219 primarily relating to a contingent payment of $142 and $77 for other acquisition related costs in connection with the acquired RCA brand, which has been preliminarily allocated to trademarks not subject to amortization (see Note 7).

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

     The Company recorded amortization expense of $111 and $102 for the three months ended August 31, 2007 and 2006, respectively and $214 and $190 for the six months ended August 31, 2007 and 2006, respectively. The estimated aggregate amortization expense for the cumulative five years ending August 31, 2012 amounts to $1,201.

(9)  Equity Investments
     ------------------

     As of August 31, 2007 and February 28, 2007, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV's and van conversions.

     The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

                                                      August 31,    February 28,
                                                        2007            2007
                                                     -----------    ------------

Current assets .............................           $26,244         $23,409
Non-current assets .........................             4,993           4,716
Current liabilities ........................             6,155           5,420
Members' equity ............................            25,082          22,705

                                                     Six Months Ended August 31,
                                                     ---------------------------
                                                         2007            2006
                                                      ----------     -----------

Net sales ..................................            $37,721        $31,109
Gross profit ...............................             10,596          9,339
Operating income ...........................              3,273          2,908
Net income .................................            $ 3,832        $ 3,528

     The Company's share of income from ASA for the six months ended August 31, 2007 and 2006, was $1,916 and $1,764 respectively. In addition, the Company received distributions from ASA totaling $727 and $1,681 during the six months ended August 31, 2007 and 2006, respectively, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheets.

(10) Income Taxes
     ------------

     Quarterly Tax Provision
     -----------------------

     Interim period tax provisions are generally based upon an estimated annual effective tax rate per taxable entity, including evaluations of possible current and future events and transactions, and are subject to subsequent refinement or revision. When the Company is unable to estimate a part of its annual income or loss, or the related tax expense or benefit, the tax expense or benefit applicable to that item is reported in the interim period in which the income or loss occurs. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

     The effective tax rate from continuing operations for the three and six months ended August 31, 2007 was a provision of 30.3%, compared to a benefit of 21.0% for the three months ended August 31, 2006 and a provision of 21.0% for the six months ended August 31, 2006, respectively. The

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

     increase  in the  effective  tax rate is due to lower tax  exempt  interest
     income  earned  on  short-term  investments.   Accordingly,  the  Company's
     effective tax rate is less than the statutory rate.

     FIN 48
     ------

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

     The Company adopted the provisions of FIN 48 on March 1, 2007, which resulted in a $133 adjustment to decrease retained earnings in connection with a cumulative effect of a change in accounting principle. The amount of gross unrecognized tax benefits at August 31, 2007 was $4,310 (related to gross unrecognized tax benefits for tax positions taken during a prior period), all of which would impact the Company's effective tax rate, if recognized. The Company increased its gross unrecognized tax benefits related to unrecognized tax benefits for tax positions taken during a prior period by $139 and $278 during the three and six months ended August 31, 2007. The Company recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. As of August 31, 2007, the Company had $721 of accrued interest and penalties in connection with unrecognized tax benefits of which $92 and $184 of interest and penalties were recognized during the three and six months ended August 31, 2007.

     It is possible that the amount of unrecognized tax benefits could change in the next 12 months, however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

     The Internal Revenue Service ("IRS") is conducting an examination of the Company's U.S. federal income tax returns for the fiscal years 2004, 2005 and 2006 as part of the IRS's Compliance Assurance Process program. In addition, the Company files in numerous states and foreign jurisdictions with varying statutes of limitations.

(11) Accrued Sales Incentives
     ------------------------

     A summary of the activity with respect to sales incentives is provided below:

                                                               Three Months Ended                Six Months Ended
                                                                    August 31,                      August 31,
                                                           --------------------------      --------------------------
                                                              2007            2006            2007            2006
                                                           ----------       ---------      ----------       ---------

Opening balance .....................................       $ 10,438        $  6,945        $  7,410        $  8,512
Accruals ............................................          7,368           3,182          15,082 *         6,183
Payments and credits ................................         (6,228)         (2,466)         (9,551)         (6,026)
Reversals for unearned sales incentive ..............            (58)            (72)           (405)           (701)
Reversals for unclaimed sales
    incentives ......................................           (117)           (184)         (1,133)           (563)
                                                            --------        --------        --------        --------
Ending balance ......................................       $ 11,403        $  7,405        $ 11,403        $  7,405
                                                            ========        ========        ========        ========

     * Includes $325 of sales incentives acquired from the Oehlbach acquisition (see Note 7).

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

(12) Product Warranties and Product Repair Costs
     -------------------------------------------

     The following table provides a summary of the activity with respect to product warranties and product repair costs:


                                                                        Three Months Ended                Six Months Ended
                                                                            August 31,                       August 31,
                                                                     ------------------------        ------------------------
                                                                       2007           2006             2007           2006
                                                                     ---------     ----------        ----------    ----------

Opening balance ............................................         $  9,324       $  9,023          $  9,586      $  9,947
Liabilities accrued for warranties issued
   during the period .......................................            2,477          1,773             5,168         3,155
Warranty claims paid during the period .....................           (1,728)        (2,220)           (4,681)       (4,526)
                                                                     --------       --------          --------      --------
Ending balance .............................................         $ 10,073       $  8,576          $ 10,073      $  8,576
                                                                     ========       ========          ========      ========

(13) Financing Arrangements
     ----------------------

     The Company has the following financing arrangements:

                                                   August 31,     February 28,
                                                     2007            2007
                                                   ----------     ------------
Bank Obligations

Domestic bank obligations (a) ................       $ --            $ --
Venezuela bank obligations (b) ...............         --              --
Euro Asset-Based lending obligation (c) ......        3,296           2,890
                                                     ------          ------
Total bank obligations .......................       $3,296          $2,890
                                                     ======          ======

Debt

Euro term loan agreement (d) .................       $4,868          $5,461
Oehlbach (e) .................................       $  821            --
Other (f) ....................................          791           1,493
                                                     ------          ------
Total debt ...................................       $6,480          $6,954
                                                     ======          ======

     (a)  Domestic Bank Obligations
          -------------------------

          At August 31, 2007, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on November 30, 2007, is renewable on a periodic basis and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of August 31, 2007 and February 28, 2007, no direct amounts are outstanding under this agreement. At August 31, 2007, the Company had $5,311 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

     (b)  Venezuela Bank Obligations
          --------------------------

          In October 2005, Audiovox Venezuela entered into a credit facility borrowing arrangement which allows for principal borrowings up to $1,000 plus accrued interest. The facility requires minimum monthly interest payments at an annual interest rate of 13% until the expiration of the facility on February 14, 2008. Audiovox Corporation has secured this facility with a $1,200 standby letter of credit. At August 31, 2007 and February 28, 2007, no amounts were outstanding under this agreement.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

     (c)  Euro Asset-Based Lending Obligation
          -----------------------------------

          The  Company  has  a  16,000  Euro   accounts   receivable   factoring
          arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 25, 2007 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of August 31, 2007, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

     (d)  Euro Term Loan Agreement
          ------------------------

          On September 2, 2003, Audiovox Germany borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5-year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. Tranche B has been fully repaid. Payments under Tranche A are due in monthly installments and interest accrues at 2.75% over the Euribor rate. During September 2007, the Company repaid in full the amount outstanding under the Tranche A term loan using the Company's available cash on hand at the time. Accordingly, the Company has been released from its 3 million Euro guarantee under this loan as well as the pledge of stock, brands and trademarks of Audiovox Germany.

     (e)  Oehlbach
          --------

          In connection with the Oehlbach acquisition (see Note 7), the Company acquired short and long term debt payable to various third parties. The interest rate on the debt ranges from 4.2% to 6.1% and is payable from May 2008 to March 2011.

     (f)  Other Debt
          ----------

          This amount represents a call/put option owed to certain employees of Audiovox Germany.

(14) Other Income
     ------------

     Other income is comprised of the following:

                                                               Three Months Ended                 Six Months Ended
                                                                   August 31,                         August 31,
                                                         -----------------------------     -------------------------------
                                                            2007             2006                2007            2006
                                                         -----------      ------------     --------------     ------------

Interest income .............................              $ 1,146           $ 1,696          $ 2,557            $ 3,284
Rental income ...............................                  138               138              276                276
Miscellaneous ...............................                 (123)              (46)            (205)               149
                                                           -------           -------          -------            -------
Total-Other, net ............................              $ 1,161           $ 1,788          $ 2,628            $ 3,709
                                                           =======           =======          =======            =======

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

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

     Under the asset purchase agreement for the sale of the Company's Cellular business to UTSI, the Company agreed to indemnify UTSI for any breach or violation by Audiovox Accessories Corporation and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition and results of operation. The Company is not aware of any such claim(s) for indemnification.

     Derivative Settlement
     ---------------------

     In November 2004, several purported double derivative, derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County challenging approximately $27,000 made in payments from the proceeds of the sale of the Company's cellular business. These actions were subsequently consolidated into a single derivative complaint (the "Complaint"), In re Audiovox Corporation Derivative Litigation.

     This matter was settled in May 2007 and received final Chancery court approval in June 2007. As a result of the settlement, the Company received $6,750 in gross proceeds. The gross proceeds were offset by $2,378 in plaintiff legal fees and $1,023 in accrued legal and administrative costs for defending all remaining ACC legal claims. The items discussed above resulted in a pre-tax benefit of $3,349 recorded in discontinued operations for the six months ended August 31, 2007.

(16) Recent Accounting Pronouncements
     --------------------------------

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in other accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The transition adjustment of the difference between the

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                 August 31, 2007

     carrying amounts and the fair values of those financial instruments should be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and six months ended August 31, 2007 compared to the three and six months ended August 31, 2006. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements".

     Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except for per share amounts.

Business Overview

     Audiovox Corporation ("Audiovox", "We", "Our", "Us" or "Company") is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through six wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation ("AEC"), Audiovox Accessories Corp. ("AAC"), Audiovox German Holdings GmbH ("Audiovox Germany"), Audiovox Venezuela, C.A and Code Systems, Inc. ("Code"). We market our products under the Audiovox(R) brand name and other brand names, such as Acoustic Research(R), Advent(R), Ambico(R), Car Link(R), Chapman(R), Code-Alarm(R), Discwasher(R), Heco(R), Jensen(R), Mac Audio(R), Magnate(R), Movies 2 Go(R), Phase Linear(R), Prestige(R), Pursuit(R), RCA Accessories(R), Recoton(R), Road Gear(R), Spikemaster(R) and Terk(R), as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

     We have recently integrated and continue to integrate the following acquisitions, discussed below, into our existing business structure:

     In August 2007, Audiovox German Holdings GmbH completed the acquisition of certain assets of Incaar Limited, a U.K. business that specializes in rear seat electronics systems, for a total purchase price of $402, in addition to a maximum contingent earn out payment of $400, if certain earnings targets are met. The purpose of this acquisition was to add the experience, concepts and product development of an Original Equipment Manufacturer ("OEM") business throughout Europe.

     In March 2007, Audiovox German Holdings GmbH completed the stock acquisition of Oehlbach, a European market leader in the accessories field, for a total purchase price of $6,557, in addition to a contingent earn out payment, not to exceed 1 million euros. The purpose of this acquisition was to expand our electronics accessory product lines to European markets.

     In January 2007, we completed the acquisition of certain assets and liabilities of Thomson's Americas consumer electronics accessory business for a total purchase price of approximately $60,427 plus a five year fee related to the RCA brand in connection with future sales. The purpose of this acquisition was to enhance our market share in the accessory business, which includes the rights to the RCA Accessories brand for consumer electronics accessories as well as the Recoton, Spikemaster, Ambico and Discwasher brands for use on any product category and the Jensen, Advent, Acoustic Research and Road Gear brands for consumer electronics accessories.

     We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets or expand our existing business distribution.

     Effective March 1, 2007, the Company reported "accessories" as a separate product group due to the Thomson and Oehlbach acquisitions. In addition, the Company's former mobile and consumer product categories are now combined and recorded in the "Electronics" product group. As such, certain reclassifications have been made to prior year amounts as the Company currently reports sales data for the following two product categories:

     Electronics products include:

     o    mobile  multi-media  video  products,   including  in-dash,  overhead,
          headrest and portable mobile video systems,
     o autosound products including radios, speakers, amplifiers and CD changers,
     o satellite radios including plug and play models and direct connect models,
     o    automotive security and remote start systems,
     o    automotive power accessories,
     o    car to car portable navigation systems,
     o    rear observation and collision avoidance systems,
     o    Liquid Crystal Display ("LCD") and Plasma flat panel televisions,
     o    home and portable stereos,
     o    two-way radios,
     o digital multi-media products such as personal video recorders and MP3 products,
     o    home speaker systems and home theater in a box, and
     o    portable DVD players.

     Accessories products include:

     o    High-Definition Television ("HDTV") Antennas,
     o    Wireless Fidelity ("WiFi") Antennas,
     o    High-Definition Multimedia Interface ("HDMI") accessories,
     o    home electronic accessories such as cabling,
     o    other connectivity products,
     o    power cords,
     o    performance enhancing electronics,
     o    TV universal remotes,
     o    flat panel TV mounting systems,
     o    iPod specialized products, and
     o    wireless headphones.

     We believe our product groups have expanding market opportunities with certain levels of volatility related to both domestic and international new car sales, increased competition by manufacturers, technological advancements, discretionary consumer spending and general economic conditions. Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.


Reportable Segments

     We have determined that we operate in one reportable segment, the Electronics Group, based on review of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". The characteristics of our operations that are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers across multiple brands, our unified marketing strategy, and the nature of the financial information used by our Executive Officers. Management reviews the financial results of the Company based on the performance of the Electronics Group.

Critical Accounting Policies and Estimates

     As disclosed in our Form 10-K for the fiscal year ended February 28, 2007, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable; inventory, goodwill and other intangible assets; warranties, stock-based compensation and income taxes. Since February 28, 2007, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them, except for the accounting for uncertain tax positions, which is further discussed in footnote 10. Income Taxes, included in this Form 10-Q, for the three and six months ended August 31, 2007.

Results of Operations

     As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and six months ended August 31, 2007 and 2006. We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

Three months ended August 31, 2007 compared to the three months ended
---------------------------------------------------------------------
August 31, 2006
---------------

Continuing Operations
---------------------

     The following tables set forth, for the periods indicated, certain statement of operations data for the three months ended August 31, 2007 and 2006.

Net Sales

                                                   Three Months Ended August 31,
                                                   -----------------------------             $               %
                                                     2007               2006               Change          Change
                                                   ----------        ----------          -----------     ----------

Electronics ............................            $107,263          $ 94,164            $ 13,099           13.9%
Accessories ............................              41,006             3,260              37,746        1,157.9
                                                    --------          --------            --------        --------
  Total net sales ......................            $148,269          $ 97,424            $ 50,845           52.2%
                                                    ========          ========            ========        ========

     Electronics sales, which represented 72.3% of net sales for the three months ended August 31, 2007, increased by 13.9% or $13,099 primarily due to a $14,738 increase in audio sales as a result of improved sales in the Jensen Mobile, Phase Linear and Satellite radio product lines and increases in the Code Alarm lines. In addition, we experienced increased sales related to our international operations in Germany and Venezuela.

     The above increases were partially offset by reduced consumer electronics sales of approximately $4,467 as a result of shortages of LCD panels that affected sales in LCD TV's, portable DVD's and digital picture frames, and a $6,969 decline in other mobile electronics sales due to a decline in certain OEM programs, and lower demand in mobile video and the security and remote start business.

     Accessories sales, which represented 27.7% of net sales for the three months ended August 31, 2007, increased over 1000% or $37,746 due to incremental sales generated from the recently acquired Thomson and Oehlbach operations. The Company expects accessory sales to continue to represent a higher percentage of total net sales as compared to the prior year due to acquisitions.

     Sales incentive expense increased $4,267 to $7,193 for the three months ended August 31, 2007, as a result of an increase in accessories net sales which offer more sales incentive programs and a reduction in sales incentive reversals during the period. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                                                   Three Months Ended August 31,
                                                   -----------------------------
                                                      2007              2006
                                                   ----------        -----------

Gross profit .............................         $  28,474          $  15,754
Gross margin percentage ..................             19.2%              16.2%

     Gross margins increased by 300 basis points from 16.2% to 19.2%. Gross margins were favorably impacted by higher margins generated from the recently acquired companies as well as improved overall margins in our core business. Gross margins were adversely impacted by increased warehouse and assembly costs as a result of incremental transition costs necessary to facilitate the newly acquired accessories companies as well as increased warranty and repair costs, freight and inventory provisions as a result of increased accessories sales.

Operating Expenses and Operating Income (Loss)

                                                               Three Months Ended August 31,
                                                              -------------------------------         $                  %
                                                                  2007             2006             Change             Change
                                                               -----------      -----------        ---------          -------

Operating Expenses:
 Selling ...............................................         $  7,910         $  6,451          $  1,459            22.6%
 General and administrative ............................           14,506           11,708             2,798            23.9
 Engineering and technical support .....................            2,148            1,765               383            21.7
                                                                                  --------          --------           ------
  Operating expenses ...................................           24,564           19,924             4,640            23.3
                                                                                  --------          --------           ------

 Operating income (loss) ...............................         $  3,910         $ (4,170)         $  8,080           193.8%

     Operating expenses increased $4,640 or 23.3% for the three months ended August 31, 2007, as compared to the prior year. As a percentage of net sales, operating expenses decreased to 16.6% for the three months ended August 31, 2007, from 20.5% in the prior year due to higher sales and better controls over our fixed costs. The increase in total operating expenses in actual dollars is due to the incremental costs related to the recently acquired Thomson, Oehlbach and Incaar operations, which had total operating expenses of $5,015 for the three months ended August 31, 2007.

     Selling expenses increased $1,459 or 22.6% due to $2,170 of selling expenses during the three months ended August 31, 2007 for the recently acquired operations of Thomson, Oehlbach and Incaar, as well as increases in the cost of travel and share-based compensation expense. These increases were partially offset by a decrease in advertising and trade show expenses due to a decline in the budgeted amounts for general and print media advertising in fiscal 2008.

     General and administrative expenses increased $2,798 or 23.9% due to:

     o $2,369 of expenses during the three months ended August 31, 2007 for the recently acquired operations of Thomson and Oehlbach,
     o $470 increase in executive bonuses as a result of the Company meeting certain earnings targets,
     o $204 increase in depreciation and amortization due to an increase in capital expenditures as a result of acquisitions and investments in new systems,
     o $259 increase in a non-cash stock-based compensation expense due to the granting of options and warrants to employees and other service providers during the period, and
     o $311 increase in the cost of the Company's medical plan as a result of an increase in the usage of the plan.

     The above increases were partially offset by a $465 decline in professional fees due to reduced audit fees, legal and consulting costs.

     Engineering and technical support expenses increased $383 or 21.7% due to $453 of expenses during the three months ended August 31, 2007 for the recently acquired operations of Thomson, Oehlbach and Incaar, and an increase in domestic direct labor and related payroll benefits as a result of fiscal wage increases.

Other Income (Expense)

                                                        Three Months Ended August 31,
                                                       ------------------------------            $               %
                                                             2007           2006              Change           Change
                                                         -----------      ----------        ----------        --------

Interest and bank charges ..........................       $  (697)         $  (502)         $  (195)           38.8%
Equity in income of equity investees ...............           975              816              159            19.5
Other, net .........................................         1,161            1,788             (627)          (35.1)
                                                           -------          -------          -------           ------
Total other income, net ............................       $ 1,439          $ 2,102          $  (663)          (31.5)%
                                                           =======          =======          =======           ======

     Interest and bank charges increased as a result of the assumption of additional debt in connection with the acquisition of Oehlbach as well as increased working capital needs of our domestic and foreign subsidiaries. Interest and bank charges represent expenses for debt and bank obligations of Audiovox Corporation, Audiovox Germany and Venezuela and interest for a capital lease.

     Other income decreased due to a decline in interest income as a result of a decline in short-term investment holdings due to cash utilized for acquisitions as well as current working capital needs.

Income Tax Provision (Benefit)

     The effective tax rate for the three months ended August 31, 2007 was a provision of 30.3% compared to a benefit of 21.0% in the prior period. The increase in the effective tax rate is due to lower tax exempt interest income earned on our short-term investments. Accordingly, our effective tax rate is less than the statutory rate.

Loss from Discontinued Operations

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations:

                                                                                  Three Months Ended August 31,
                                                                                --------------------------------
                                                                                     2007              2006
                                                                                --------------     --------------

Net sales from discontinued operations ....................................        $  --               $ --
                                                                                   =======             =====

Loss from discontinued operations before income taxes .....................        $  --               $(409)
Income tax benefit ........................................................           --                  87
                                                                                   -------             -----
Net loss from discontinued operations .....................................        $  --               $(322)
                                                                                   =======             =====

     Net loss from discontinued operations for the three months ended August 31, 2006 is primarily due to legal and related costs pertaining to contingencies associated with our discontinued Cellular business.

Net Income (Loss)

     The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income (loss) and basic and diluted net income (loss) per common share.


                                                                                      Three Months Ended August 31,
                                                                                   ---------------------------------
                                                                                       2007                2006
                                                                                    ----------           ----------

Operating income (loss) .................................................             $ 3,910              $(4,170)
Other income, net .......................................................               1,439                2,102
                                                                                      -------              -------
Income (loss) from continuing operations before income taxes ............               5,349               (2,068)
Income tax (expense) benefit ............................................              (1,619)                 435
                                                                                      -------              -------
Net income (loss) from continuing operations ............................               3,730               (1,633)
Net loss from discontinuing operations, net of tax ......................                --                   (322)
                                                                                      -------              -------
Net income (loss) .......................................................             $ 3,730              $(1,955)
                                                                                      =======              =======

Net income (loss) per common share:
   Basic ................................................................             $  0.16              $ (0.09)
                                                                                      =======              =======
   Diluted ..............................................................             $  0.16              $ (0.09)
                                                                                      =======              =======

     Net income for the three months ended August 31, 2007 was $3,730 compared to a net loss of $1,955 in the prior year. Income per share for the three months ended August 31, 2007 was $0.16 (diluted) as compared to a loss per share of $0.09 (diluted) for the prior year. Net income was favorably impacted by sales incentive reversals of $175 ($122 after taxes) and $256 ($202 after taxes) for the three months ended August 31, 2007 and 2006, respectively.

Six months ended August 31, 2007 as compared to the six months ended
--------------------------------------------------------------------
August 31, 2006
---------------

Continuing Operations
---------------------

     The following tables set forth, for the periods indicated, certain statement of operations data for the six months ended August 31, 2007 and 2006.

Net Sales

                                                      Six Months Ended August 31,
                                                     ------------------------------           $              %
                                                       2007                 2006            Change         Change
                                                     ----------          ----------       ---------       ---------

Electronics ..............................            $202,247            $201,520         $    727           0.4%
Accessories ..............................              74,275               7,203           67,072         931.2
                                                      --------            --------         --------         -----
  Total net sales ........................            $276,522            $208,723         $ 67,799          32.5%
                                                      ========            ========         ========         =====

     Electronics sales, which represented 73.1% of net sales, increased by 0.4% or $727 primarily due to a $21,890 increase in audio sales as a result of improved sales in the Jensen Mobile, Phase Linear and Satellite radio product lines as well as increases in the Code Alarm lines, and a $4,688 increase in sales in our international operations in Germany and Venezuela.

     The above increases were partially offset by reduced consumer electronics sales of approximately $16,081 as a result of shortages of LCD panels that affected sales in LCD TV's, portable DVD's and digital picture frames, and a $13,992 decline in other mobile electronics sales due to a decline in certain OEM programs, and lower demand in mobile video and the security and remote start business.

     Accessories sales, which represented 26.9% of net sales for the six months ended August 31, 2007, increased over 900% or $67,072 due to incremental sales generated from the recently acquired Thomson and Oehlbach operations. The Company expects accessories sales to continue to represent a higher percentage of total net sales as compared to the prior year due to acquisitions.

     Sales incentive expense increased $8,300 to $13,219 for the six months ended August 31, 2007 as a result of a general increase in sales, specifically an increase in accessories net sales which offer more sales incentive programs, which is partially offset by a $274 increase in reversals during the period. The increase in reversals is primarily due to a $570 increase in reversals of unclaimed sales incentives upon the expiration of the claim period. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                                                  2007                2006
                                               ------------       -----------

Gross profit .............................      $  51,663          $  35,853
Gross margin percentage ..................          18.7%              17.2%

     Gross margins increased by 150 basis points from 17.2% to 18.7% for the six months ended August 31, 2007 as compared to the prior period. Gross margins were favorably impacted by higher margins generated from the recently acquired companies as well as improved overall margins in our core business and improved buying programs and inventory management. Gross margins were adversely impacted by increased warehouse and assembly costs as a result of incremental transition costs necessary to facilitate the newly acquired accessories companies as well as increased warranty and repair costs, freight and inventory provisions as a result of increased accessories sales. In addition, reversals of sales incentive expense favorably impacted gross margins by 0.6% during the six months ended August 31, 2007 and 2006, respectively.

Operating Expenses and Operating Income (Loss)

                                                                 Six Months Ended August 31,
                                                                -----------------------------          $                  %
                                                                   2007              2006            Change            Change
                                                                ----------       ------------      ----------         --------

Operating Expenses:
 Selling ...............................................         $ 16,706         $ 13,512          $  3,194            23.6%
 General and administrative ............................           28,205           23,033             5,172            22.5
 Engineering and technical support .....................            4,410            3,530               880            24.9
                                                                 --------          --------         --------           -----
  Operating expenses ...................................           49,321           40,075             9,246            23.1
                                                                 --------          --------         --------           -----

 Operating income (loss) ...............................         $  2,342         $ (4,222)         $  6,564           155.5%

     Operating expenses increased $9,246 or 23.1%, for the six months ended August 31, 2007, as compared to 2006. As a percentage of net sales, operating expenses decreased to 17.8% for the six months ended August 31, 2007, from 19.2% in 2006 due to higher sales and better controls over fixed costs. The increase in total operating expenses in actual dollars is due to the incremental costs related to the recently acquired Thomson, Oehlbach and Incaar operations, which had total operating expenses of $10,526 for the six months ended August 31, 2007.

     Selling expenses increased $3,194 or 23.6% primarily due to $4,385 of selling expenses during the six months ended August 31, 2007 for the recently acquired operations of Thomson, Oehlbach and Incaar, an increase in the cost of travel and an increase in commission expense as a result of increases in commissionable sales and salesmen salaries. These increases were partially offset by a decline in consumer print media advertisements.

     General and administrative expenses increased $5,172 or 22.5% due to the following:

     o $5,080 of expenses during the six months ended August 31, 2007 for the recently acquired operations of Thomson and Oehlbach,
     o $470 increase to executive bonuses as a result of the Company meeting certain earnings targets,
     o $392 increase in depreciation and amortization due to an increase in capital expenditures as a result of acquisitions and investments in new systems,
     o $259 increase in a non-cash stock-based compensation expense due to the granting of options and warrants to employees and other service providers during the period, and
     o $468 increase in the cost of the Company's medical plan as a result of an increase in the usage of the plan.

     The above increases were partially offset by a $568 decrease in professional fees due to a reduction in audit fees, legal costs and consulting costs, and a $747 benefit relating to a reduction in the call/put option liability calculation previously granted to certain employees as a result of the Oehlbach acquisition.

     Engineering and technical support expenses increased $880 or 24.9% due to $836 of expenses during the six months ended August 31, 2007 for the recently acquired operations of Thomson, Oehlbach and Incaar and an increase in domestic direct labor and related payroll benefits as a result of wage increases.

Other Income (Expense)

                                                                 Six Months Ended August 31,
                                                                -----------------------------          $                 %
                                                                   2007               2006           Change            Change
                                                                -----------       ------------      ---------        ----------

Interest and bank charges ...............................         $(1,364)          $(1,062)         $  (302)           28.4 %
Equity in income of equity investees ....................           1,916             1,764              152             8.6
Other, net ..............................................           2,628             3,709           (1,081)          (29.1)
                                                                  -------           -------          -------           ------
Total other income, net .................................         $ 3,180           $ 4,411          $(1,231)          (27.9)%
                                                                  =======           =======          =======           ======

     Interest and bank charges increased as a result of the assumption of additional debt in connection with the acquisition of Oehlbach as well as increased working capital needs of our domestic and foreign subsidiaries. Interest and bank charges represent expenses for debt and bank obligations of Audiovox Corporation, Audiovox Germany and Venezuela and interest for a capital lease.

     Equity in income of equity investees increased due to increased equity income of Audiovox Specialized Applications, Inc. ("ASA") as a result of increased sales and gross margins in the Jensen Audio and Voyager product lines.

     Other income decreased due to a decline in interest income as a result of a decline in short-term investment holdings due to cash utilized for acquisitions as well as current working capital needs.

Income Tax Provision

     The effective tax rate for the six months ended August 31, 2007, was a provision of 30.3% compared to a provision of 21.0% in the prior period. The increase in the effective tax rate is due to lower tax exempt interest income earned on our short-term investments. Accordingly, our effective tax rate is less than the statutory rate.

Income (loss) from Discontinued Operations

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations:

                                                                                            Six Months Ended
                                                                                               August 31,
                                                                                       --------------------------
                                                                                          2007            2006
                                                                                       ----------     -----------
Net sales from discontinued operations ..........................................         $ --          $ --
                                                                                          ======        ======

Income (loss) from discontinued operations before income taxes ..................         $3,248        $ (738)
Income tax expense (benefit) ....................................................          1,137          (156)
                                                                                          ------        ------
Net income (loss) from discontinued operations ..................................         $2,111        $ (582)
                                                                                          ======        ======

     The loss from discontinued operations for the six months ended August 31, 2006 is primarily due to legal and related costs associated with contingencies pertaining to our discontinued Cellular business. The increase in income from discontinued operations for the six months ended August 31, 2007 is due to a derivative legal settlement which resulted in pre-tax income of $3,349, net of legal fees and other administrative costs of $3,401 (see Note 15 of Notes to the Consolidated Financial Statements).

Net Income (Loss)

     The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income (loss) and basic and diluted net income (loss) per common share:

                                                                                        Six Months Ended August 31,
                                                                                      -------------------------------
                                                                                         2007                 2006
                                                                                      ----------            ---------

Operating income (loss) ..................................................             $ 2,342               $(4,222)
Other income, net ........................................................               3,180                 4,411
                                                                                       -------               -------
Income from continuing operations before income taxes ....................               5,522                   189
Income tax expense .......................................................              (1,670)                  (40)
                                                                                       -------               -------
Net income  from continuing operations ...................................               3,852                   149
Net income (loss) from discontinuing operations, net of tax ..............               2,111                  (582)
                                                                                       -------               -------
Net income (loss) ........................................................             $ 5,963               $  (433)
                                                                                       =======               =======

Net income (loss) per common share:
   Basic .................................................................             $  0.26               $ (0.02)
                                                                                       =======               =======
   Diluted ...............................................................             $  0.26               $ (0.02)
                                                                                       =======               =======

     Net income for the six months ended August 31, 2007 was $5,963 compared to a net loss of $433 during the comparable period in 2006. Income per share for the six months ended August 31, 2007 was $0.26 (diluted) as compared to net loss per share of $0.02 (diluted) for the same period in 2006. Net income was favorably impacted by sales incentive reversals of $1,538 ($1,073 after taxes) and $1,264 ($999 after taxes) for the six months ended August 31, 2007 and 2006, respectively, and pre-tax income of $3,248 ($2,111 after taxes) recorded in discontinued operations for the six months ended August 31, 2007.

Liquidity and Capital Resources
-------------------------------

Cash Flows, Commitments and Obligations
---------------------------------------

     As of August 31, 2007, we had working capital of $305,372, which includes cash and short-term investments of $83,858 compared with working capital of $305,960 at February 28, 2007, which included cash and short-term investments of $156,345. The decrease in short-term investments is primarily due to the acquisition of Oehlbach and Incaar, the purchase of capital expenditures as well as additional working capital needs to support current operations. We plan to utilize our current cash and short-term investments as well as collections from accounts receivable to fund the current operations of the business. However, we may utilize all or a portion of our current capital resources to pursue other business opportunities, including acquisitions.

     Operating activities used cash of $64,339 for the six months ended August 31, 2007 compared to cash provided of $7,829 in 2006. Net income from continuing operations for the six months ended August 31, 2007 was $3,852 compared to $149 in the prior year. The increase in cash used by operating activities as compared to the prior year was primarily due to an increase in accounts receivable and inventory balances.

The following significant fluctuations in the balance sheet accounts impacted cash flows from operations:

     o Cash flows from operating activities for the six months ended August 31, 2007 were impacted by an increase in accounts receivable and receivables from vendors primarily due to increased sales and the timing of collections. Accounts receivable turnover approximated 5.3 during the six months ended August 31, 2007 compared to 4.9 in the prior year.

     o Cash flows from operations were impacted by an increase in inventory due to increased purchases for future sales projections during the holiday selling season. Inventory turnover approximated 3.7 during the six months ended August 31, 2007 compared to 3.5 in the prior year.

     o In addition, cash flows from operating activities for the six months ended August 31, 2007 were unfavorably impacted by a decrease in accounts payable and accrued expenses due to the timing of payments. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases, operating expenses and the amount of inventory on hand.

     Investing activities provided cash of $57,901 during the six months ended August 31, 2007, primarily due to the sales (net of purchases) of short-term investments partially offset by the Oehlbach and Incaar acquisitions and purchases of property, plant and equipment. Investing activities used cash of $11,755 during the six months ended August 31, 2006, primarily due to purchase (net of sales) of short-term investments.

     Financing activities provided cash of $2,147 during the six months ended August 31, 2007, primarily from the exercise of stock options partially offset by the purchase of treasury stock. Financing activities for the six months ended August 31, 2006 used cash of $3,423, primarily from the purchase of treasury stock and payment of bank obligations and debt.

     As of August 31, 2007, we have a domestic credit line to fund the temporary short-term working capital needs of the Company. This line expires on November 30, 2007 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") credit facility and Audiovox Venezuela has a $1,000 credit facility borrowing arrangement with an interest rate of 13%.

     Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At August 31, 2007, such obligations and commitments are as follows:

                                                           Payments Due by Period
                                                           ----------------------------------------------------
                                                                        Less than     1-3       4-5       After
Contractual Cash Obligations                                  Total      1 Year      Years     Years     5 Years
--------------------------------------------------------    --------    ---------   --------   --------   --------

Capital lease obligation (1) ............................   $ 11,710    $    521   $  1,043   $  1,082   $  9,064
Operating leases (2) ....................................     19,583       3,138      4,554      3,295      8,596
                                                            --------    --------   --------   --------   --------
Total contractual cash obligations ......................   $ 31,293    $  3,659   $  5,597   $  4,377   $ 17,660

                                                           Amount of Commitment
                                                           Expiration per period
                                                           -----------------------------------------------------
                                                             Total
                                                             Amounts    Less than      1-3        4-5      After
Other Commercial Commitments ............................   Committed    1 Year      Years      Years    5 years
---------------------------------------------------------   --------    ---------   --------   --------   --------

Bank obligations (3) ....................................   $  3,296    $  3,296   $   --     $   --     $   --
Stand-by letters of credit (4) ..........................      3,045       3,045       --         --         --
Commercial letters of credit (4) ........................      2,266       2,266       --         --         --
Debt (5) ................................................      6,480       1,653      3,954        873       --
Unconditional purchase obligations (6) ..................    125,549     125,549       --         --         --
                                                            --------    --------   --------   --------   --------
Total commercial commitments ............................   $140,636    $135,809   $  3,954   $    873   $   --
                                                            ========    ========   ========   ========   ========

1. Represents total payments (interest and principal) due under a capital lease obligation, which has a current (included in other current liabilities) and long term principal balance of $67 and $5,643, respectively at August 31, 2007.

2.   We enter into operating leases in the normal course of business.

3.   Represents  amounts   outstanding  under  the  Audiovox  Germany  factoring
     agreement at August 31, 2007.

4. Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers. We also issue standby letters of credit to secure certain bank obligations and insurance requirements.

5. Represents amounts outstanding under a loan agreement for Audiovox Germany. This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany. During September 2007, the Company paid the outstanding balance of the Germany term loan (approximately $4,868) in full with current cash balances.

6. Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until these commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

Related Party Transactions
--------------------------

     During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The current effective interest rate on the capital lease obligation is 8%. On November 1, 2004, we entered into an agreement to sublease the building to UTStarcom for monthly payments of $46 until November 1, 2009. We also lease another facility from our principal stockholder which expires on November 30, 2016. Total lease payments required under all related party leases for the five-year period ending August 31, 2012 are $6,126.

Recent Accounting Pronouncements
--------------------------------

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in other accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

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

     There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
---------------------------------------------------------------------

Treasury Stock/Share Repurchase Program
---------------------------------------

     In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program"). In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A common stock in the open market in connection with the program. As of August 31, 2007, the cumulative total of acquired shares pursuant to the program was 1,821,147 reducing the remaining authorized share repurchase balance to 1,741,853. During the six months ended August 31, 2007, we purchased 128,100 shares for $1,431,000 as outlined in the following table:


                                                                                                     Total Number       Maximum
                                                                                                      of Shares        Number of
                                                                                                     Purchased as     Shares that
                                                                  Total                                Part of         May Yet Be
                                                                Number of             Average          Publicly        Purchased
                                                                  Shares            Price Paid        Announced        Under the
Period                                                          Purchased            Per Share         Program         Program (1)
---------------------------------------------------            -----------         -------------     -------------    -------------

As of February 28, 2007 ...........................                 --              $   10.03         1,693,047        1,869,953
July 2007 purchases ...............................               98,200            $   11.44         1,791,247        1,771,753
August 2007 purchases .............................               29,900            $   10.29         1,821,147        1,741,853
                                                                ---------
Total purchases ...................................              128,100

(1) Prior to the purchases made during the six months ended August 31, 2007, we had 1,693,047 shares of treasury stock purchased as part of a publicly announced program. As of August 31, 2007, we had 1,821,147 shares of treasury stock with an average paid price per share of $10.11.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on August 2, 2007, at the Sheraton in Smithtown, New York. Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors and two matters were voted on at the Annual Meeting, as follows:

     o The election of Class A nominee's Paul C. Kreuch, Jr., Dennis F. McManus, and Peter A. Lesser, and the election of Class A and Class B nominee's John J. Shalam, Patrick M. Lavelle, Charles M. Stoehr, and Philip Christopher as Directors of the Company until the next annual meeting.

           The votes were cast for this matter as follows:

                                               FOR            AGAINST/ABSTAIN
                                            ----------        ---------------
Class A
-----------------------------
      Paul C. Kreuch, Jr.                   19,368,254           587,967
      Dennis F. McManus                     19,358,753           597,468
      Peter A. Lesser                       19,362,476           593,745

Class A and B
-----------------------------
      John J. Shalam                        38,197,833          4,367,928
      Patrick M. Lavelle                    38,394,208          4,171,553
      Charles M. Stoehr                     37,799,951          4,765,810
      Philip Christopher                    38,237,384          4,328,377


Each nominee was elected a Director of the Company.

     o To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending February 28, 2008.

                         FOR            AGAINST/ABSTAIN
                     ----------         ---------------
                     42,458,448            107,313

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

                                       AUDIOVOX CORPORATION




                                       By: /s/Patrick M. Lavelle
                                           -----------------------
                                              Patrick M. Lavelle
                                              President and Chief
                                                Executive Officer

Dated: October 10, 2007

                                       By: /s/Charles M. Stoehr
                                           ----------------------------
                                              Charles M. Stoehr
                                              Senior Vice President and
                                                Chief Financial Officer