Form 10-Q
period 2007-11-30
AUDIOVOX CORP
filed 2008-01-09
CIK 807707

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 30, 2007

                                       or

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

Large accelerated filer     Accelerated filer  X   Non-accelerated filer
                        ---                   ---                        ---



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes     No  X
                               ---    ---

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.




         Class                                       As of January 9, 2008
         --------------------                        ---------------------

         Class A Common Stock                        20,593,660 Shares

         Class B Common Stock                         2,260,954 Shares

                              Audiovox Corporation


                                      INDEX




                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (unaudited)

           Consolidated Balance Sheets at November 30, 2007 and
             February 28, 2007............................................   3

           Consolidated Statements of Operations for the
             Three and Nine Months Ended November 30, 2007 and 2006.......   5

           Consolidated Statements of Cash Flows for the
             Nine Months Ended November 30, 2007 and 2006.................   6

           Notes to Consolidated Financial Statements.....................   8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.........................  26

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.................................................  40

   ITEM 4. CONTROLS AND PROCEDURES........................................  40


PART II -- OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS............................................  41

   ITEM 1A. RISK FACTORS..................................................  41

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                  PROCEEDS................................................  41

   ITEM 6. EXHIBITS.......................................................  42

   SIGNATURES.............................................................  43

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Audiovox Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                                     November 30,               February 28,
                                                                                         2007                      2007
                                                                                    ---------------            -------------
                                                                                      (unaudited)
Assets

Current assets:

 Cash and cash equivalents ..................................................           $ 20,669                 $ 15,473
 Short-term investments .....................................................              8,277                  140,872
 Accounts receivable, net ...................................................            157,664                   86,003
 Inventory ..................................................................            147,830                  104,972
 Receivables from vendors ...................................................             26,701                   13,935
 Prepaid expenses and other current assets ..................................             12,652                   11,427
 Income tax receivable ......................................................                581                    3,518
 Deferred income taxes ......................................................              2,705                    2,492
                                                                                        --------                 --------
  Total current assets ......................................................            377,079                  378,692

Investment securities .......................................................             14,353                   13,179
Equity investments ..........................................................             13,064                   11,353
Property, plant and equipment, net ..........................................             21,181                   18,019
Goodwill ....................................................................             40,009                   17,514
Intangible assets ...........................................................             58,101                   57,874
Deferred income taxes .......................................................              2,503                    1,858
Other assets ................................................................                649                      631
                                                                                        --------                 --------
  Total assets ..............................................................           $526,939                 $499,120
                                                                                        ========                 ========


          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                     Consolidated Balance Sheets, continued
                        (In thousands, except share data)


                                                                                          November 30,         February 28,
                                                                                             2007                 2007
                                                                                       ----------------       --------------
                                                                                         (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable ...............................................................       $     39,664          $     34,344
 Accrued expenses and other current liabilities .................................             25,319                26,564
 Accrued sales incentives .......................................................             14,937                 7,410
 Bank obligations ...............................................................              3,929                 2,890
 Current portion of long-term debt ..............................................                 79                 1,524
                                                                                        ------------          ------------
  Total current liabilities .....................................................             83,928                72,732

Long-term debt ..................................................................              2,236                 5,430
Other tax liabilities ...........................................................              4,450                 3,347
Capital lease obligation ........................................................              5,625                 5,676
Deferred compensation ...........................................................              8,618                 7,573
                                                                                        ------------          ------------
  Total liabilities .............................................................            104,857                94,758

Commitments and contingencies

Stockholders' equity:
 Series preferred stock, $.01 par value; 1,500,000 shares authorized, no
   shares issued or outstanding .................................................               --                    --
 Common stock:
  Class A, $.01 par value; 60,000,000 shares authorized, 22,414,212 and
    22,005,346 shares issued, 20,593,660 and 20,312,299 shares
    outstanding at November 30, 2007 and February 28, 2007, respectively ........                224                   220
  Class B convertible, $.01 par value; 10,000,000 shares authorized,
    2,260,954 shares issued and outstanding .....................................                 22                    22
 Paid-in capital ................................................................            275,830               271,056
 Retained earnings ..............................................................            161,873               151,363
 Accumulated other comprehensive income (loss) ..................................              2,537                (1,320)
 Treasury stock, at cost, 1,820,552 and 1,693,047 shares of Class A common stock at November 30, 2007 and February 28, 2007,
   respectively .................................................................            (18,404)              (16,979)
                                                                                        ------------          ------------
Total stockholders' equity ......................................................            422,082               404,362
                                                                                        ------------          ------------
Total liabilities and stockholders' equity ......................................       $    526,939          $    499,120
                                                                                        ============          ============

          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended November 30, 2007 and 2006
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                            Three Months Ended              Nine Months Ended
                                                                               November 30,                     November 30,
                                                                       ----------------------------    -----------------------------
                                                                           2007           2006            2007             2006
                                                                       ------------    ------------    -----------     -------------

Net sales ..........................................................   $    183,563    $    151,833    $    460,085    $    360,556
Cost of sales ......................................................        148,572         126,462         373,431         299,332
                                                                       ------------    ------------    ------------    ------------
Gross profit .......................................................         34,991          25,371          86,654          61,224
                                                                       ------------    ------------    ------------    ------------

Operating expenses:
 Selling ...........................................................          9,828           8,114          26,534          21,626
 General and administrative ........................................         16,948          13,649          45,153          36,682
 Engineering and technical support .................................          2,600           1,888           7,010           5,418
                                                                       ------------    ------------    ------------    ------------
  Total operating expenses .........................................         29,376          23,651          78,697          63,726
                                                                       ------------    ------------    ------------    ------------

Operating income (loss) ............................................          5,615           1,720           7,957          (2,502)
                                                                       ------------    ------------    ------------    ------------

Other income (expense):
 Interest and bank charges .........................................           (723)           (429)         (2,087)         (1,491)
 Equity in income of equity investees ..............................          1,011             659           2,927           2,423
 Other, net ........................................................            816           1,118           3,444           4,827
                                                                       ------------    ------------    ------------    ------------
  Total other income, net ..........................................          1,104           1,348           4,284           5,759
                                                                       ------------    ------------    ------------    ------------

Income from continuing operations before income taxes ..............          6,719           3,068          12,241           3,257
Income tax (expense) benefit .......................................         (2,039)            780          (3,709)            740
                                                                       ------------    ------------    ------------    ------------
Net  income from continuing operations .............................          4,680           3,848           8,532           3,997

Net income (loss) from discontinued operations, net of tax .........           --                 6           2,111            (576)
                                                                       ------------    ------------    ------------    ------------

Net  income ........................................................   $      4,680    $      3,854    $     10,643    $      3,421
                                                                       ============    ============    ============    ============

Net income (loss) per common share (basic):
 From continuing operations ........................................   $       0.20    $       0.17    $       0.38    $       0.18
 From discontinued operations ......................................           --              --              0.09           (0.03)
                                                                       ------------    ------------    ------------    ------------
Net  income  per common share (basic) ..............................   $       0.20    $       0.17    $       0.47    $       0.15
                                                                       ============    ============    ============    ============

Net income (loss) per common share (diluted):
 From continuing operations ........................................   $       0.20    $       0.17    $       0.38    $       0.18
 From discontinued operations ......................................           --              --              0.09           (0.03)
                                                                       ------------    ------------    ------------    ------------
Net income per common share (diluted) ..............................   $       0.20    $       0.17    $       0.47    $       0.15
                                                                       ============    ============    ============    ============

Weighted-average common shares outstanding (basic) .................     22,852,781      22,234,399      22,853,108      22,345,183
                                                                       ============    ============    ============    ============
Weighted-average common shares outstanding (diluted) ...............     22,857,355      22,445,164      22,880,263      22,540,476
                                                                       ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended November 30, 2007 and 2006
                                 (In thousands)
                                   (unaudited)


                                                                                                              2007           2006
                                                                                                          -----------    -----------
Cash flows from operating activities:
 Net income ..........................................................................................     $  10,643      $   3,421
 Net (income) loss from discontinued operations ......................................................        (2,111)           576
                                                                                                           ---------      ---------
 Net income from continuing operations ...............................................................         8,532          3,997
 Adjustments to reconcile net income to net cash used in continuing operating  activities:
  Depreciation and amortization ......................................................................         3,782          2,863
  Bad debt expense (recovery) ........................................................................           166            (51)
  Equity in income of equity investees ...............................................................        (2,927)        (2,423)
  Non-cash compensation adjustment ...................................................................          (212)           231
  Non-cash stock based compensation and warrant expense ..............................................           609            432
  Loss on disposal of property, plant and equipment ..................................................            14             33
  Tax benefit on stock options exercised .............................................................        (1,020)           (22)
 Changes in operating assets and liabilities (net of assets and liabilities acquired):
  Accounts receivable ................................................................................       (62,762)       (44,996)
  Inventory ..........................................................................................       (33,995)         8,562
  Receivables from vendors ...........................................................................       (12,696)           274
  Prepaid expenses and other .........................................................................         2,602         (2,502)
  Investment securities-trading ......................................................................        (1,042)          (757)
  Accounts payable, accrued expenses, accrued sales incentives and other current liabilities .........         2,947         12,412
  Income taxes payable ...............................................................................         3,132            518
                                                                                                           ---------      ---------
  Net cash used in operating activities ..............................................................       (92,870)       (21,429)
                                                                                                           ---------      ---------

Cash flows from investing activities:
 Purchases of property, plant and equipment ..........................................................        (5,772)        (1,917)
 Proceeds from sale of property, plant and equipment .................................................            43             24
 Proceeds from distribution from an equity investee ..................................................         1,215          2,589
 Proceeds from a liquidating distribution from an available-for-sale security ........................           645           --
 Purchase of short-term investments ..................................................................       (13,775)       (66,905)
 Proceeds from sale of short-term investments ........................................................       146,255         91,900
 Purchase of patents .................................................................................          --             (475)
 Purchase of long term investment ....................................................................          --           (1,000)
 Purchase of acquired businesses, less cash acquired .................................................       (28,387)          --
                                                                                                           ---------      ---------
  Net cash provided by investing activities ..........................................................       100,224         24,216
                                                                                                           ---------      ---------

                      Audiovox Corporation and Subsidiaries
                Consolidated Statements of Cash Flows, continued
              For the Nine Months Ended November 30, 2007 and 2006
                                 (In thousands)
                                   (unaudited)



                                                                                             2007             2006
                                                                                         -------------    ------------
Cash flows from financing activities:
 Repayments on bank obligations ....................................................           (860)          (1,425)
 Principal payments on capital lease obligation ....................................            (50)             (64)
 Proceeds from exercise of stock options and warrants ..............................          3,148            1,444
 Principal payments on debt ........................................................         (4,240)          (1,089)
 Repurchase of Class A common stock ................................................         (1,425)          (4,155)
 Repurchase of preferred stock .....................................................           --                 (5)
 Tax benefit on stock options exercised ............................................          1,020               22
                                                                                           --------         --------
  Net cash used in financing activities ............................................         (2,407)          (5,272)
                                                                                           --------         --------
Effect of exchange rate changes on cash ............................................            249               83
                                                                                           --------         --------
Net increase (decrease) in cash and cash equivalents ...............................          5,196           (2,402)
Cash and cash equivalents at beginning of period ...................................         15,473           16,280
                                                                                           --------         --------
Cash and cash equivalents at end of period .........................................       $ 20,669         $ 13,878
                                                                                           ========         ========

          See accompanying notes to consolidated financial statements.

                      Audiovox Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

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

     The Company has one reportable segment, the Electronics Group, which is organized by product category. The Electronics Group consists of seven wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics
     Corporation, Audiovox Consumer Electronics, Inc., Audiovox Accessories Corporation, Audiovox German Holdings GmbH, Audiovox Venezuela, C.A. and Code Systems, Inc. The Company markets its products under the Audiovox(R) and other brand names. Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

(2)  Accounting for Stock-Based Compensation
     ---------------------------------------

     The Company has various stock based compensation plans, which are more fully described in Note 1 of the Company's Form 10-K for the fiscal year ended February 28, 2007.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)



     Stock-Based Compensation Expense
     --------------------------------

     The Company recognized stock-based compensation (before deferred income tax benefits) for awards granted under the Company's Stock Option Plans in the following line items in the Consolidated Statement of Operations:






                                                                           Three Months ended              Nine Months ended
                                                                               November 30,                   November 30,
                                                                          ----------------------        ----------------------
                                                                             2007        2006             2007          2006
                                                                           ---------   ---------        ---------     --------

Cost of sales ..................................................             $  5         $ 21             $ 10         $ 21
Selling expenses ...............................................               64          156              128          156
General and administrative expenses ............................              202          207              404          245
Engineering and technical support ..............................                5           10               10           10
                                                                             ----         ----             ----         ----
Stock-based compensation expense before income tax benefit......             $276         $394             $552         $432
                                                                             ====         ====             ====         ====

     The Company granted 257,500 stock options during August 2007, which vest one-third on August 31, 2007, one-third on November 30, 2007, and one-third on February 28, 2008, expire three years from date of vesting (August 31, 2010, November 30, 2010, and February 28, 2011, respectively), have an exercise price equal to $1.00 above the lowest sales price of the Company's stock on the day prior to the date of grant ($10.90), have a contractual term between 2 years and 3.7 years and a grant date fair value of $3.26 per share determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value). In connection with this option grant, there were also 15,000 options granted to an outside director that expire on September 9, 2009, which have a contractual life of 2.1 years and a grant date fair value of $2.57 per share.

     In addition, the Company issued 17,500 warrants to purchase the Company's common stock at an exercise price of $10.90 per share as consideration for past legal services rendered. The warrants are exercisable immediately, expire three years from date of issuance and have a fair value on issuance date of $3.26 per warrant determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value). Accordingly, the Company recorded additional legal expense in the amount of approximately $57 during the nine months ended November 30, 2007, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at November 30, 2007.

     The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Sholes option valuation model granted during the period was as follows:

                                                     Nine Months Ended
                                                     November 30, 2007
                                                  -----------------------

Dividend yield                                                        0%
Weighted-average expected volatility                               47.0%
Risk-free interest rate                        .                   4.57%
Expected life of options (in years)                          2.00 - 3.00
Fair value of options/warrants granted             $3.26 (3 year option)
                                                   $2.57 (2 year option)

     The Company granted 105,000 stock options during the three and nine months ended November 30, 2006, which vested immediately, had exercise prices

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

     equal to the fair market value of the stock on the date of grant and a contractual term of two years. The per share fair value of stock options granted during the three and nine months ended November 30, 2006 was $4.15 and $3.75. These fair values were determined using the Black-Sholes option valuation model with the following assumptions:


                                                Three Months Ended       Nine Months Ended
                                                November 30, 2006        November 30, 2006
                                                -----------------        -----------------

Dividend yield ................................            0%                      0%
Weighted-average expected volatility ..........         49.9%                   48.8%
Risk-free interest rate .......................         4.67%                   4.97%
Expected life of options (in years) ...........         2.00                    2.00
Fair value of options granted .................       $ 4.15                 $  3.75

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

     Information   regarding  the  Company's   stock  options  and  warrants  is
     summarized below:


                                                                                          Weighted            Weighted Average
                                                                                           Average                Remaining
                                                                   Number of Shares     Exercise Price         Contractual Term
                                                                   ----------------     --------------        -----------------

Outstanding at February 28, 2007 .............................         1,784,652          $  12.97
  Granted ....................................................           275,000             10.90
  Exercised ..................................................          (408,866)             7.70
  Forfeited/expired ..........................................           (83,750)            13.68
                                                                      ----------          --------
Outstanding at November 30, 2007 .............................         1,567,036             13.96                 1.86
                                                                      ==========          ========                 ====
Exercisable at November 30, 2007 .............................         1,481,203          $  14.13                 1.78
                                                                      ==========          ========                 ====

     At November 30, 2007, the Company had unrecognized compensation costs of approximately $276 related to non-vested options granted during the nine months ended November 30, 2007. The unrecognized compensation costs related to these options will be completely recognized by the fiscal year ending February 29, 2008. At February 28, 2007 and November 30, 2006, the Company had no unrecognized compensation cost as all stock options were fully vested.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

(3)  Discontinued Operations
     -----------------------

     The net income (loss) from discontinued operations for the three and nine months ended November 30, 2007 and 2006 is primarily due to legal settlements and related legal and administrative costs associated with contingencies pertaining to the Company's discontinued Cellular business (see Note 15).

     The following is a summary of the results of discontinued operations:


                                                                             Three Months Ended            Nine Months Ended
                                                                                November 30,                  November 30,
                                                                           -----------------------       -----------------------
                                                                             2007          2006             2007         2006
                                                                           --------      ---------       ----------    ---------
Net sales from discontinued operations ..............................         $--         $  --            $  --         $  --
                                                                              ===         =======          =======       ======

Income (loss) from discontinued operations before
 income taxes .......................................................         $--         $  (148)         $ 3,248       $ (886)
Income tax (expense) benefit ........................................          --             154           (1,137)         310
                                                                              ---         -------          -------       ------
Net income (loss) from discontinued operations ......................         $--         $     6          $ 2,111       $ (576)
                                                                              ===         =======          =======       ======

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

     There are no  reconciling  items which  impact the  numerator  of basic and diluted net income per common share. A reconciliation between the denominator of basic and diluted net income per common share is as follows:


                                                                                   Three Months Ended          Nine Months Ended
                                                                                      November 30,                November 30,
                                                                                ------------------------    ------------------------
                                                                                  2007          2006           2007          2006
                                                                                ----------    ----------    ----------    ----------
Weighted-average common shares outstanding .................................    22,852,781    22,234,399    22,853,108    22,345,183
Effect of dilutive securities:
 Stock options and warrants ................................................         4,574       210,765        27,155       195,293
                                                                                ----------    ----------    ----------    ----------
Weighted-average common shares and potential common shares outstanding .....    22,857,355    22,445,164    22,880,263    22,540,476
                                                                                ==========    ==========    ==========    ==========

     Stock options totaling 1,617,026 and 1,013,000 for the three months ended November 30, 2007 and 2006, respectively, and 1,354,482 and 1,209,635 for the nine months ended November 30, 2007 and 2006, respectively, were not included in the net income per diluted share calculation because the exercise price of these options was greater than the average market price of the Company's common stock during these periods.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

(5)  Accumulated Other Comprehensive Income (Loss)
     ---------------------------------------------

     Accumulated other comprehensive income (loss) of $2,537 and $(1,320) at November 30, 2007 and February 28, 2007, respectively, includes the net accumulated unrealized gain (loss) on the Company's available-for-sale investment securities of $(1,082) and $(1,561) at November 30, 2007 and February 28, 2007, respectively, and foreign currency translation gains of $3,619 and $241 at November 30, 2007 and February 28, 2007, respectively.

     The Company's total comprehensive income (loss) was as follows:


                                                                                 Three Months Ended          Nine Months Ended
                                                                                     November 30,               November 30,
                                                                                -----------------------    -----------------------
                                                                                  2007          2006         2007          2006
                                                                                ---------     ---------    ---------     ---------

Net income ...............................................................       $ 4,680       $ 3,854      $10,643       $ 3,421

Other comprehensive income (loss) :
 Foreign currency translation adjustments ................................         2,021           200        3,378         1,080
 Unrealized holding gain (loss) on available-for-sale
   investment securities arising during the period, net of tax ...........           471          (264)         479        (2,659)
                                                                                 -------       -------      -------       -------
Other comprehensive  income (loss), net of tax ...........................         2,492           (64)       3,857        (1,579)
                                                                                 -------       -------      -------       -------

Total comprehensive income ...............................................       $ 7,172       $ 3,790      $14,500       $ 1,842
                                                                                 =======       =======      =======       =======

     The changes in the net unrealized holding gain (loss) on available-for-sale investment securities arising during the periods presented above are net of tax expense (benefits) of $301 and $(162) for the three months ended November 30, 2007 and 2006, respectively and $306 and $(1,630) for the nine months ended November 30, 2007 and 2006, respectively.

(6)  Supplemental Cash Flow Information/Changes in Stockholders' Equity
     ------------------------------------------------------------------

     The following is supplemental information relating to the consolidated statements of cash flows:

                                                           Nine Months Ended
                                                             November 30,
                                                       -------------------------
                                                         2007            2006
                                                       ---------       ---------
Cash paid during the period:
 Interest (excluding bank charges) ...............      $ 1,904         $  929
 Income taxes (net of refunds) ...................      $ 1,308         $   53

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

     Non-Cash Transactions
     ---------------------

     During the nine months ended November 30, 2007 and 2006, the Company recorded a non-cash compensation (benefit) charge of $(212) and $231, respectively, related to the rights under a call/put option previously granted to certain employees. The net benefit recorded during the nine months ended November 30, 2007, was primarily due to a $998 reduction in the call/put liability calculation as a result of the Oehlbach acquisition (see Note 7). In addition, the Company recorded a non-cash stock based compensation and warrant expense of $609 and $432 during the nine months ended November 30, 2007 and 2006, respectively, related to the grant of options and warrants to employees, directors and certain outside service providers (see Note 2).

     During the nine  months  ended  November  2007,  the  Company  recorded  an
     incremental   non-cash   amortization   expense  of  $244  related  to  the
     amortization of an intangible asset in connection with the Thomson accessories acquisition (see Note 7).

     Changes in Stockholders' Equity
     -------------------------------

     During the nine months ended November 30, 2007, 408,866 stock options were exercised yielding proceeds of $3,148 to the Company. In addition, the Company recorded a $1,020 increase to paid in capital as a result of the tax benefit realized upon exercise of stock options during the nine months ended November 30, 2007.

     During the nine months ended November 30, 2007, the Company purchased 128,100 shares of its Class A Common Stock for $1,425 in connection with its share repurchase program.

     As a result of the implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an adjustment of $133 was recorded to decrease the beginning balance of retained earnings at March 1, 2007 in connection with a cumulative effect of a change in accounting principle (see Note 10).

(7)  Business Acquisitions
     ---------------------

     Thomson Accessories
     -------------------

     On January 29, 2007, the Company acquired certain assets and liabilities of Thomson's Americas consumer electronics accessory business as well as rights to the RCA, Recoton, Spikemaster, Ambico and Discwasher brands for consumer electronics accessories for $60,427, including a working capital payment of $7,617.

     As part of the acquisition price, the Company agreed to pay Thomson a 0.75% fee related to future net sales of the RCA brand for five years from the date of acquisition. This fee amounted to $562 for the nine months ended November 30, 2007, and has been preliminarily allocated to intangible assets (see Note 8).

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

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

Assets acquired:
  Inventory ....................................................         $31,664
  Prepaid expenses and other current assets ....................           2,312
  Tradename and other intangible assets ........................          46,735
                                                                         -------
   Total assets acquired .......................................         $80,711
                                                                         -------

Liabilities assumed:
  Accounts payable .............................................         $17,489
  Accrued expenses and other liabilities .......................           2,795
                                                                         -------
   Total liabilities assumed ...................................         $20,284
                                                                         -------
                                                                         -------
Cash paid ......................................................         $60,427
                                                                         =======

     The allocation of the purchase price to assets acquired and liabilities assumed is preliminary (see Note 8).

     Oehlbach
     --------

     On March 1, 2007, Audiovox German Holdings GmbH completed the stock acquisition of Oehlbach Kabel GmbH ("Oehlbach"), a European market leader in the accessories field. As consideration for Oehlbach, the Company paid the following:

     Purchase price (net of cash acquired) .......................    $  6,411
     Acquisition related costs ...................................         146
                                                                      --------
     Total purchase price ........................................    $  6,557
                                                                      ========

     In addition, a contingent payment may be due by the Company if certain earnings targets are generated by Oehlbach for a period of three years after the acquisition date (March 1, 2010). The earnings target calculation requires that if the accumulated Oehlbach operating income, including or excluding certain items exceeds 3,290 Euros over the cumulative three year period, the Company is liable to pay the excess of the operating income amount (as defined in the purchase agreement) over 3,290 Euros but not to exceed 1,000 Euros. As of November 30, 2007, no amount has been accrued for the contingency payment as the earnings target was not met.

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
                                                                         -------

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

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
                                                                         =======

     The allocation of the purchase price to assets acquired and liabilities assumed is preliminary (see Note 8).

     Incaar
     ------

     On August 14, 2007, Audiovox German Holdings GmbH completed the acquisition of certain assets and the business of Incaar Limited ("Incaar"), an OEM business in Europe. As consideration for Incaar, the Company paid the following:

     Purchase price ............................................       $  350
     Acquisition related costs .................................           52
                                                                       ------
     Total purchase price ......................................       $  402
                                                                       ======

     In addition, a contingent payment may be due by the Company if certain earnings targets are generated by Incaar for a period of two years after the acquisition date (August 14, 2009). The earnings target calculation requires that if the accumulated Incaar pre-tax income, including or excluding certain items, exceeds 1,055 Euros over the cumulative two year period, the Company is liable to pay an additional earn-out payment of $400, as defined in the purchase agreement. As of November 30, 2007, no amount has been accrued for the contingency payment as the earnings target was not met.

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to add the experience, concepts and product development of an OEM business in Europe.

     The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired at the date of acquisition:



     Assets acquired:
          Patent .......................................  $  402
                                                          ------
     Cash paid .........................................  $  402
                                                          ======

     The allocation of the purchase price to the assets acquired is preliminary (see Note 8).

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

     Technuity
     ---------

     On  November  1,  2007,  Audiovox  Accessories  Corporation  completed  the acquisition of all of the outstanding stock of Technuity, Inc. ("Technuity"), an emerging leader in the battery and power products industry and the exclusive licensee of the Energizer(R) brand in North America for rechargeable batteries and battery packs for camcorders, cordless phones, digital cameras, DVD players and other power supply devices. As consideration for Technuity, the Company paid the following:

     Purchase price (net of cash acquired) ....................    $  20,373
     Acquisition related costs ................................        1,085
                                                                   ---------
     Total purchase price .....................................    $  21,458
                                                                   =========

     In addition, a minimum working capital payment, as defined in the agreement, and a maximum contingent payment of $1,000 may be due by the Company if certain sales and gross margin targets are met for a period of twelve months after the acquisition date. The sales and gross margin targets require that net sales exceeds $26.5 million and gross margin exceeds $7.65 million, as defined in the purchase agreement. As of November 30, 2007, no amount has been accrued for the contingency payment as the sales and gross margin targets have not been met.

     The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to further strengthen our accessory product lines and core offerings, to be the exclusive licensee of the Energizer(R) brand in North America for rechargeable batteries and power supply systems and to increase the Company's market share in the consumer electronics accessory business.

     The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
     Accounts receivable, net ..................................         $ 4,071
     Inventory .................................................           5,008
     Prepaid expenses and other current assets .................             652
     Property, plant and equipment, net ........................             108
     Goodwill ..................................................          15,807
                                                                         -------
      Total assets acquired ....................................         $25,646
                                                                         -------

   Liabilities assumed:
     Accounts payable ..........................................         $ 3,689
     Accrued expenses and other liabilities ....................             467
     Other liabilities .........................................              32
                                                                         -------
      Total liabilities assumed ................................         $ 4,188
                                                                         -------
   Cash paid ...................................................         $21,458
                                                                         =======

     The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary (see Note 8).

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

     The following unaudited pro-forma financial information for the three and nine months ended November 30, 2007 and 2006 represents the combined results of the Company's operations as if the Technuity, Incaar, Oehlbach and Thomson acquisitions occurred on March 1, 2006. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.


                                                                   Three Months Ended               Nine Months Ended
                                                                      November 30,                     November 30,
                                                               --------------------------      ---------------------------
                                                                  2007            2006            2007             2006
                                                               ----------      ----------      -----------      ----------

Net sales ..........................................            $188,252        $208,705         $477,501        $528,492
Net income .........................................               5,032           4,984           11,733           5,825
Net income per share-diluted .......................            $   0.22        $   0.22         $   0.51        $   0.26

(8)  Goodwill and Intangible Assets
     ------------------------------

     The change in goodwill is as follows:

     Balance at February 28, 2007 ...........................      $17,514
     Purchase of  Oehlbach ..................................        6,688
     Purchase of Technuity ..................................       15,807
                                                                   -------
     Balance at November 30, 2007 ...........................      $40,009
                                                                   =======

         At November 30, 2007, intangible assets consisted of the following:


                                                                                Gross
                                                                               Carrying         Accumulated          Total Net
                                                                                Value           Amortization        Book Value
                                                                               --------         ------------        ----------

Trademarks/Tradenames not subject to amortization .....................         $50,650            $  --              $50,650
Intangible assets subject to amortization .............................           6,500                244              6,256
Contract subject to amortization (5 years) ............................           1,104                662                442
Patents subject to amortization .......................................           1,097                344                753
                                                                                -------            -------            -------
  Total ...............................................................         $59,351            $ 1,250            $58,101
                                                                                =======            =======            =======

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

     At February 28, 2007, intangible assets consisted of the following:


                                                                                Gross
                                                                               Carrying       Accumulated       Total Net
                                                                                 Value        Amortization     Book Value
                                                                               ---------      ------------     ----------

Trademarks/Tradenames  not subject to amortization .....................        $56,835         $  --            $56,835
Contract subject to amortization (5 years) .............................          1,104             497              607
Patents subject to amortization ........................................            625             193              432
                                                                                -------         -------          -------
  Total ................................................................        $58,564         $   690          $57,874
                                                                                =======         =======          =======

     During the nine months ended November 30, 2007, the Company made total payments of $562 primarily relating to a contingent payment in connection with the acquired RCA accessory brand, which has been preliminarily allocated to trademarks not subject to amortization (see Note 7).

     The Company recorded amortization expense of $351 and $103 for the three months ended November 30, 2007 and 2006, respectively and $565 and $225 for the nine months ended November 30, 2007 and 2006, respectively. The estimated aggregate amortization expense for the cumulative five years ending November 30, 2012 amounts to $2,507.

(9)  Equity Investments
     ------------------

     As of November 30, 2007 and February 28, 2007, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV's and van conversions.

     The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

                                                November 30,      February 28,
                                                  2007               2007
                                                ------------      ------------

Current assets .............................       $26,894           $23,409
Non-current assets .........................         4,773             4,716
Current liabilities ........................         5,538             5,420
Members' equity ............................        26,129            22,705

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

                                               Nine Months Ended November 30,
                                               ------------------------------
                                                  2007               2006
                                               ----------         -----------

Net sales ................................       $55,194            $45,072
Gross profit .............................        16,099             13,480
Operating income .........................         5,010              4,058
Net income ...............................         5,853              4,846

     The Company's share of income from ASA for the nine months ended November 30, 2007 and 2006, was $2,927 and $2,423 respectively. In addition, the Company received distributions from ASA totaling $1,215 and $2,589 during the nine months ended November 30, 2007 and 2006, respectively, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheets.

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

     The effective tax rate from continuing operations for the three and nine months ended November 30, 2007 was a provision of 30.3% compared to a benefit of 25.4% and 22.7% for the three and nine months ended November 30, 2006, respectively. The increase in the effective tax rate is due to increased income from operations and lower tax exempt interest income earned on our short-term investments. Accordingly, the Company's effective tax rate is less than the statutory rate due to the impact of tax exempt interest income.

     FIN 48
     ------

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
     interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

     The Company adopted the provisions of FIN 48 on March 1, 2007, which resulted in a $133 adjustment to decrease retained earnings in connection

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

     with a cumulative effect of a change in accounting principle. The amount of gross unrecognized tax benefits at November 30, 2007 was $4,450 (related to gross unrecognized tax benefits for tax positions taken during a prior period), all of which would impact the Company's effective tax rate, if recognized. The Company increased its gross unrecognized tax benefits related to unrecognized tax benefits for tax positions taken during a prior period by $139 and $417 during the three and nine months ended November 30, 2007. The Company recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. As of November 30, 2007, the Company had $812 of accrued interest and penalties in connection with unrecognized tax benefits of which $91 and $275 of interest and penalties were recognized during the three and nine months ended November 30, 2007.

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

(11) Accrued Sales Incentives
     ------------------------

     A summary of the activity with respect to sales incentives is provided below:


                                                            Three Months Ended            Nine Months Ended
                                                              November 30,                  November 30,
                                                        -------------------------     -------------------------
                                                           2007          2006            2007           2006
                                                        ----------    -----------     -----------   -----------

Opening balance ..................................      $ 11,403       $  7,405       $  7,410       $  8,512
Accruals .........................................         7,385 *        5,614         22,467 **      11,797
Payments and credits .............................        (2,980)        (2,559)       (12,531)        (8,585)
Reversals for unearned sales incentive ...........          (277)          (451)          (682)        (1,152)
Reversals for unclaimed sales incentives .........          (594)           (77)        (1,727)          (640)
                                                        --------       --------       --------       --------
Ending balance ...................................      $ 14,937       $  9,932       $ 14,937       $  9,932
                                                        ========       ========       ========       ========

     *    Includes  $646  of  sales  incentives   acquired  from  the  Technuity
          acquisition (see Note 7).

     ** Includes $325 and $646 of accrued sales incentives acquired from the Oehlbach and Technuity acquisitions (see Note 7).

(12) Product Warranties and Product Repair Costs
     -------------------------------------------

     The following table provides a summary of the activity with respect to product warranties and product repair costs:

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


                                                                         Three Months Ended                Nine Months Ended
                                                                            November 30,                      November 30,
                                                                    -----------------------------     -----------------------------
                                                                      2007               2006           2007               2006
                                                                    ----------        -----------     ----------        -----------

Opening balance ............................................         $ 10,073          $  8,576        $  9,586          $  9,947
Liabilities accrued for warranties issued
  during the period ........................................            3,009             2,864           8,178             6,019
Warranty claims paid during the period .....................           (2,886)           (2,283)         (7,568)           (6,809)
                                                                     --------          --------        --------          --------
Ending balance .............................................         $ 10,196          $  9,157        $ 10,196          $  9,157
                                                                     ========          ========        ========          ========

(13) Financing Arrangements
     ----------------------

     The Company has the following financing arrangements:

                                                           November 30,      February 28,
                                                              2007              2007
                                                           ------------      ------------
Bank Obligations
----------------

Domestic bank obligation (a) .........................       $ --                $ --
Venezuela bank obligations (b) .......................         --                  --
Euro Asset-Based lending obligation (c) ..............        3,929               2,890
                                                             ------              ------
Total bank obligations ...............................       $3,929              $2,890
                                                             ======              ======

Debt
----

Euro term loan agreement (d) .........................       $ --                $5,461
Oehlbach (e) .........................................          874                --
Other (f) ............................................        1,441               1,493
                                                             ------              ------
Total debt ...........................................       $2,315              $6,954
                                                             ======              ======

     (a)  Domestic Bank Obligations
          -------------------------

          At November 30, 2007, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on March 31, 2008, is renewable on a periodic basis and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of November 30, 2007 and February 28, 2007, no direct amounts are outstanding under this agreement. At November 30, 2007, the Company had $2,277 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

     (b)  Venezuela Bank Obligations
          --------------------------

          In October 2005, Audiovox Venezuela entered into a credit facility borrowing arrangement which allows for principal borrowings up to

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

          $1,000 plus accrued interest. The facility requires minimum monthly interest payments at an annual interest rate of 13% until the expiration of the facility on February 14, 2008. Audiovox Corporation has secured this facility with a $1,200 standby letter of credit. At November 30, 2007 and February 28, 2007, no amounts were outstanding under this agreement.

     (c)  Euro Asset-Based Lending Obligation
          -----------------------------------

          The  Company  has  a  16,000  Euro   accounts   receivable   factoring
          arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox German Holdings GmbH, which expires on October 25, 2008 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2007, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

     (d)  Euro Term Loan Agreement
          ------------------------

          On September 2, 2003, Audiovox Germany borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5-year term loan with a financial institution consisting of two tranches. Tranche A is for 9 million Euros and Tranche B is for 3 million Euros. Tranche B had been fully repaid in prior years. During September 2007, the Company repaid in full the amount outstanding under the Tranche A term loan using the Company's available cash on hand at the time. Accordingly, the Company has been released from its 3 million Euro guarantee under this loan as well as the pledge of stock, brands and trademarks of Audiovox Germany.

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

(14) Other Income
     ------------

     Other income is comprised of the following:

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)


                                                        Three Months Ended                Nine Months Ended
                                                           November 30,                      November 30,
                                                    ---------------------------      -----------------------------
                                                       2007            2006               2007           2006
                                                    -----------     -----------      ------------     ------------

Interest income ............................          $   822         $ 1,397           $ 3,379         $ 4,681
Rental income ..............................              138             138               414             414
Miscellaneous ..............................             (144)           (417)             (349)           (268)
                                                      -------         -------           -------         -------
Total-Other, net ...........................          $   816         $ 1,118           $ 3,444         $ 4,827
                                                      =======         =======           =======         =======

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

     Under the asset purchase agreement for the sale of the Company's Cellular business to UTSI, the Company agreed to indemnify UTSI for any breach or violation by Audiovox Communications Corporation and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition and results of operation. The Company is not aware of any such claim(s) for indemnification.

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

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

     This matter was settled in May 2007 and received final Chancery court approval in June 2007. As a result of the settlement, the Company received $6,750 in gross proceeds. The gross proceeds were offset by $2,378 in plaintiff legal fees and $1,023 in accrued legal and administrative costs for defending all remaining ACC legal claims. The items discussed above resulted in a pre-tax benefit of $3,349 recorded in discontinued operations for the nine months ended November 30, 2007.

(16) Recent Accounting Pronouncements
     --------------------------------

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, as it was amended by FASB Staff Position No. 157-b, Effective Date of FASB Statement No. 157. The transition adjustment of the difference between the carrying amounts and the fair values of those
     financial   instruments   should  be  recognized  as  a  cumulative  effect
     adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of SFAS No. 157, but does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

     In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating the impact of SFAS No. 159, but does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

     On December 4, 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 141(R), Business Combinations ("Statement No. 141(R)") and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("Statement No. 160"). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Issuance of these standards is also noteworthy in that they represent the culmination of the first major collaborative convergence project between the International Accounting Standards Board and the FASB. Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company's financial position or results of operations.

                      Audiovox Corporation and Subsidiaries
              Notes to Consolidated Financial Statements, continued
                                November 30, 2007
             (Dollars in thousands, except share and per share data)
                                   (unaudited)

(17) Subsequent Events
     -----------------

     On December 31, 2007, the Company completed the acquisition of certain assets and liabilities of Thomson's U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business for a total purchase price of approximately $19,700, plus a net asset payment and a fee related to the RCA(R) brand in connection with future sales for a stated period of time. The purpose of this acquisition was to control the RCA trademark for the audio video field of use and to expand our core product offerings in certain developing markets. Contemporaneous with this transaction, the Company entered into a license agreement with Multimedia Device Ltd., a Chinese manufacturer to market certain product categories acquired in the acquisition for an upfront fee of $10,000, the purchase of certain inventory and future royalty payments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and nine months ended November 30, 2007 compared to the three and nine months ended November 30, 2006. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements".

     Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except for per share amounts.

Business Overview

     Audiovox Corporation ("Audiovox", "We", "Our", "Us" or "Company") is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through seven wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation ("AEC"), Audiovox Consumer Electronics, Inc., Audiovox Accessories Corp. ("AAC"), Audiovox German Holdings GmbH ("Audiovox Germany"), Audiovox Venezuela, C.A and Code Systems, Inc. ("Code"). We market our products under the Audiovox(R) brand name and other brand names, such as Acoustic Research(R), Advent(R), Ambico(R), Car Link(R), Chapman(R), Code-Alarm(R), Discwasher(R), Energizer(R), Heco(R), Jensen(R), Mac Audio(R), Magnate(R), Movies 2 Go(R), Oehlbach(R), Phase Linear(R), Prestige(R), Pursuit(R), RCA(R) (effective January 1, 2008), RCA Accessories(R), Recoton(R), Road Gear(R), Spikemaster(R) and Terk(R), as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category. We previously announced our intention to acquire synergistic businesses with gross profit margins higher than our core business.

     We  have  recently   acquired  and  continue  to  integrate  the  following
acquisitions, discussed below, into our existing business structure:

     In December 2007, the Company completed the acquisition of certain assets and liabilities of Thomson's U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business for a total purchase price of approximately $19,700, plus a net asset payment and a fee related to the RCA(R) brand in connection with future sales for a stated period of time. The purpose of this acquisition was to control the RCA trademark for the audio video field of use and to expand our core product offerings in certain developing markets. Contemporaneous with this transaction, the Company entered into a license agreement with Multimedia Device Ltd., a Chinese manufacturer to market certain product categories acquired in the acquisition for an upfront fee of $10,000, the purchase of certain inventory and future royalty payments.

     In November 2007, Audiovox Accessories Corporation completed the acquisition of all of the outstanding stock of Technuity, Inc., an emerging leader in the battery and power products industry and the exclusive licensee of the Energizer(R) brand in North America for rechargeable batteries and battery packs for camcorders, cordless phones, digital cameras, DVD players and other power supply devices, for a total purchase price of $21,458, plus a minimum working capital payment, as defined in the agreement, and a maximum contingent earn out payment of $1,000, if certain sales and gross margin targets are met. The purpose of this acquisition was to further strengthen our accessory product lines and core offerings, to be the exclusive licensee of the Energizer(R) brand in North America for rechargeable batteries and power supply systems and to increase the Company's market share in the consumer electronics accessory business.

     In August 2007, Audiovox German Holdings GmbH completed the acquisition of certain assets of Incaar Limited, a U.K. business that specializes in rear seat electronics systems, for a total purchase price of $402, in addition to a maximum contingent earn out payment of $400, if certain earnings targets are met. The purpose of this acquisition was to add the experience, concepts and product development of an Original Equipment Manufacturer ("OEM") business to our European operations.

     In March 2007, Audiovox German Holdings GmbH completed the stock acquisition of Oehlbach, a European market leader in the accessories business, for a total purchase price of $6,557, in addition to a contingent earn out payment, not to exceed 1 million euros. The purpose of this acquisition was to add electronics accessory product lines to our European business.

     In January 2007, we completed the acquisition of certain assets and liabilities of Thomson's Americas consumer electronics accessory business for a total purchase price of approximately $60,427, including a working capital payment of $7,617, plus a five year fee related to the RCA brand in connection with future sales. The purpose of this acquisition was to expand our market presence in the accessory business. The acquisition included the rights to the RCA Accessories brand for consumer electronics accessories as well as the Recoton, Spikemaster, Ambico and Discwasher brands for use on any product category and the Jensen, Advent, Acoustic Research and Road Gear brands for consumer electronics accessories.

     We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets or expand our core business and distribution channels.

     Effective March 1, 2007, the Company reported "Accessories" as a separate product group due to the Thomson and Oehlbach acquisitions and now during the fiscal 2008 third quarter, the Technuity acquisition. In addition, the Company's former mobile and consumer product categories are now combined and recorded in the "Electronics" product group. As such, certain reclassifications have been made to prior year amounts as the Company currently reports sales data for the following two product categories:

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

     Accessories products include:

     o    High-Definition Television ("HDTV") Antennas,
     o    Wireless Fidelity ("WiFi") Antennas,
     o    High-Definition Multimedia Interface ("HDMI") accessories,
     o    home electronic accessories such as cabling,
     o    other connectivity products,
     o    power cords,
     o    performance enhancing electronics,
     o    TV universal remotes,
     o    flat panel TV mounting systems,
     o    iPod specialized products,
     o    wireless headphones,
     o    battery backups (UPS),
     o    camcorder, digital camera, notebook, cordless phone and portable video
          (DVD) batteries and accessories,
     o    portable audio batteries, and
     o    power supply systems.

     We believe our product groups have expanding market opportunities with certain levels of volatility related to both domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions. Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

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

Critical Accounting Policies and Estimates

     As disclosed in our Form 10-K for the fiscal year ended February 28, 2007, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable; inventory, goodwill and other intangible assets; warranties, stock-based compensation and income taxes. Since February 28, 2007, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them, except for the accounting for uncertain tax positions, which is further discussed in footnote 10. Income Taxes, included in this Form 10-Q, for the three and nine months ended November 30, 2007.

Results of Operations

     As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and nine months ended November 30, 2007 and 2006. We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

Three months ended November 30, 2007 compared to the three months ended
-----------------------------------------------------------------------
November 30, 2006
-----------------

Continuing Operations
---------------------

     The following tables set forth, for the periods indicated, certain statement of operations data for the three months ended November 30, 2007 and 2006.

Net Sales


                                               Three Months Ended November 30,
                                               -------------------------------              $               %
                                                   2007                2006              Change          Change
                                               -------------       -----------        ---------       -----------

Electronics ...........................           $138,959           $148,273           $ (9,314)          (6.3)%
Accessories ...........................             44,604              3,560             41,044          1,153
                                                  --------           --------           --------          -----
  Total net sales .....................           $183,563           $151,833           $ 31,730           20.9 %
                                                  ========           ========           ========          =====

     Electronics sales, which include mobile and consumer electronics, represented 75.7% of our net sales for the three months ended November 30, 2007, decreased by 6.3% or $9,314 primarily due to a decrease in consumer electronics sales as a result of lower than anticipated holiday sales and shortages of LCD panels. This industry-wide shortage adversely impacted fiscal 2008 third quarter sales of LCD TV's, portable DVD's and digital picture frames. Electronic sales also declined in certain mobile video categories due to a decline in OEM sales as a result of a decline in new car sales.

     The above decreases were partially offset by an increase in mobile audio sales as a result of improved sales in the Jensen(R) mobile, Phase Linear(R) and satellite radio product lines and increases in the electronic sales of the Company's international operations in Germany and Venezuela.

     Accessories sales, which represented 24.3% of our net sales for the three months ended November 30, 2007, increased 1,153% or $41,044 due to incremental sales generated from the recently acquired Thomson, Oehlbach and Technuity operations. The Company expects accessory sales to continue to represent a higher percentage of total net sales and margin as compared to the prior year due to these acquisitions.

     Sales incentive expense increased $1,815 to $6,901 for the three months ended November 30, 2007, as a result of an increase in accessories net sales which offer more sales incentive programs, which is partially offset by a $343 increase in sales incentive reversals during the period. The increase in the reversals is primarily due to an increase of unclaimed sales incentives upon the expiration of the claim period. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                                                     2007               2006
                                                  ------------      ------------

Gross profit .............................         $  34,991         $  25,371
Gross margin percentage ..................             19.1%             16.7%

     Gross margins increased by 240 basis points from 16.7% to 19.1%. Gross margins were favorably impacted by higher margins generated from the recently acquired accessory companies as well as improved overall margins in our core business. Gross margins were adversely impacted by increased warehouse and assembly costs as a result of incremental costs necessary to facilitate the newly acquired companies as well as increased warranty and repair costs, freight and shipping costs and inventory provisions as a result of increased accessories sales.

Operating Expenses and Operating Income


                                                            Three Months Ended November 30,
                                                            -------------------------------          $               %
                                                               2007                2006            Change          Change
                                                            ------------       ------------      ----------      ----------

Operating Expenses:
 Selling ..............................................        $ 9,828            $ 8,114          $ 1,714          21.1%
 General and administrative ...........................         16,948             13,649            3,299          24.2
 Engineering and technical support ....................          2,600              1,888              712          37.7
                                                               -------            -------          -------          ----
  Operating expenses ..................................        $29,376            $23,651          $ 5,725          24.2%
                                                              -------             -------          -------          ----

 Operating income .....................................        $ 5,615            $ 1,720          $ 3,895         226.5%

     Operating expenses increased $5,725 for the three months ended November 30, 2007, as compared to the prior year. As a percentage of net sales, operating expenses increased to 16% for the three months ended November 30, 2007, from 15.6% in the prior year due to incremental costs to operate the acquired companies. The increase in total operating expenses is due to the incremental costs related to the recently acquired Thomson, Oehlbach, Incaar and Technuity operations, which contributed total operating expenses of $6,263 for the three months ended November 30, 2007. Operating expenses for our core business was
$23,113 for the three months ended November 30, 2007, a decrease of approximately $538 over prior year.

     The following table sets forth, for the periods indicated, total operating expenses from our core business and the incremental operating expenses related to the recently acquired Thomson, Oehlbach, Incaar and Technuity businesses.


                                                            Three Months Ended November 30,
                                                            -------------------------------           $                   %
                                                                2007              2006              Change               Change
                                                            -----------       -------------       ----------      --------------

Core operating expenses .............................          $23,113            $23,651           $  (538)             (2.3)%
Operating expenses from acquired
   businesses .......................................            6,263               --               6,263             100.0
                                                               -------            -------           -------             -----
Total operating expenses ............................          $29,376            $23,651           $ 5,725              24.2 %
                                                               =======            =======           =======             =====

     Selling expenses increased $1,714 due to $2,781 of selling expenses during the three months ended November 30, 2007 for the recently acquired operations of Thomson, Oehlbach, Incaar and Technuity, as well as increases in salesmen salaries due to a change in compensation programs and increases in the cost of travel and share-based compensation expense. These increases were partially offset by a decrease in advertising expenses due to a decline in the budgeted amounts for general and print media advertising in fiscal 2008. Selling expenses for our core business was $7,047 for the three months ended November 30, 2007, a decrease of $1,067 over the prior year.

         General and administrative expenses increased $3,299 due to:

     o $2,883 of expenses during the three months ended November 30, 2007 for the recently acquired operations of Thomson, Oehlbach, Incaar and Technuity,
     o $1,085 increase in executive bonuses and profit sharing as a result of the Company meeting certain earnings targets and fiscal wage increases,
     o $156 increase in depreciation and amortization due to an increase in capital expenditures as a result of acquisitions and investments in new systems,
     o $276 increase in a non-cash stock-based compensation expense due to the vesting of options to employees during the period,
     o $426 increase in the cost of travel and communication expenses and an increase in the cost of the Company's medical plan as a result of an increase in the usage of the plan.

     The  above  increases  were  partially   offset  by  a  $1,578  decline  in
professional fees due to reduced audit fees, legal and consulting costs.

     General and Administrative expenses for our core business was $14,065 for the three months ended November 30, 2007, decreased by $416 over the prior year.

     Engineering and technical support expenses increased $712 due to $599 of expenses during the three months ended November 30, 2007 for the recently acquired operations of Thomson, Oehlbach, Incaar and Technuity, and an increase in domestic direct labor and related payroll benefits as a result of fiscal wage increases. Engineering and technical support expense for our core business was $2,001 for the three months ended November 30, 2007, an increase of $113 over the prior year.

Other Income (Expense)


                                                                  Three Months Ended November 30,
                                                                  -------------------------------           $               %
                                                                     2007                2006            Change          Change
                                                                  -----------        -------------     -----------     ----------

Interest and bank charges ...............................           $  (723)           $  (429)         $  (294)           68.5 %
Equity in income of equity investees ....................             1,011                659              352            53.4
Other, net ..............................................               816              1,118             (302)          (27.0)
                                                                    -------            -------          -------           -----
Total other income, net .................................           $ 1,104            $ 1,348          $  (244)          (18.1)%
                                                                    =======            =======          =======           =====

     Interest and bank charges increased as a result of the assumption of additional debt in connection with the acquisition of Oehlbach as well as increased working capital needs of our domestic and foreign subsidiaries. Interest and bank charges represent expenses for bank obligations of Audiovox Corporation, Audiovox Germany and Venezuela and interest for a capital lease.

     Income from equity investments increased due to increased income earned by Audiovox Specialized Applications ("ASA") as a result of increased sales and gross margins in Jensen(R) audio and other product lines.

     Other income decreased due to a decline in interest income as a result of a decline in short-term investment holdings due to cash utilized for acquisitions as well as current working capital needs.

Income Tax Provision (Benefit)

     The effective tax rate for the three months ended November 30, 2007 was a provision of 30.3% compared to a benefit of 25.4% in the prior period. The increase in the effective tax rate is due to lower tax exempt interest income earned on our short-term investments and an increase in our operating income. Accordingly, our effective tax rate is less than the statutory rate due to the impact of our tax exempt interest income.

Income (Loss) from Discontinued Operations

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations:


                                                                                            Three Months Ended
                                                                                               November 30,
                                                                                     --------------------------------
                                                                                          2007             2006
                                                                                     --------------     -------------
Net sales from discontinued operations .........................................           $--              $--
                                                                                           =====            =====

Loss from discontinued operations before income taxes ..........................            --               (148)
Recovery of income taxes .......................................................            --                154
                                                                                           -----            -----
Net income from discontinued operations ........................................           $--              $   6
                                                                                           =====            =====

     Net income from discontinued operations for the three months ended November 30, 2006 is primarily due to legal and related costs offset by associated income tax benefits pertaining to our discontinued Cellular business.

Net Income

     The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income from continuing operations to reported net income and basic and diluted net income per common share.


                                                                                       Three Months Ended November 30,
                                                                                    ------------------------------------
                                                                                         2007                2006
                                                                                    ---------------     --------------

Operating income .............................................................            $ 5,615           $ 1,720
Other income, net ............................................................              1,104             1,348
                                                                                          -------           -------
Income from continuing operations before income taxes ........................              6,719             3,068
Income tax (expense) benefit .................................................             (2,039)              780
                                                                                          -------           -------
Net income  from continuing operations .......................................              4,680             3,848
Net income from discontinuing operations, net of tax .........................               --                   6
                                                                                          -------           -------
Net income ...................................................................            $ 4,680           $ 3,854
                                                                                          =======           =======

Net income  per common share:
   Basic .....................................................................            $  0.20           $  0.17
                                                                                          =======           =======
   Diluted ...................................................................            $  0.20           $  0.17
                                                                                          =======           =======

     Net income was favorably impacted by sales incentive reversals of $871 ($531 after taxes) and $528 ($343 after taxes) for the three months ended November 30, 2007 and 2006, respectively.


Nine months ended November 30, 2007 as compared to the nine months ended
------------------------------------------------------------------------
November 30, 2006
-----------------

Continuing Operations
---------------------

     The following tables set forth, for the periods indicated, certain statement of operations data for the nine months ended November 30, 2007 and 2006.

Net Sales


                                                  Nine Months Ended November 30,
                                                  ------------------------------            $               %
                                                     2007              2006               Change          Change
                                                  -----------      -------------       ------------     ---------

Electronics ............................           $ 341,205        $ 349,793            $  (8,588)         (2.5)%
Accessories ............................             118,880           10,763              108,117       1,004.5 %
                                                   ---------        ---------            ---------       --------
  Total net sales ......................           $ 460,085        $ 360,556            $  99,529          27.6 %
                                                   =========        =========            =========       =========

     Electronics sales, which include mobile and consumer electronics, represented 74.2% of our net sales for the nine months ended November 30, 2007, decreased by 2.5% or $8,588 primarily due to a decrease in consumer electronics sales as a result of lower than anticipated holiday sales and an industry-wide shortage of LCD panels that adversely affected sales of LCD TV's, portable DVD's and digital picture frames. Electronic sales also declined in certain mobile video categories due to increased OEM programs that include the video system as "standard" on more vehicles and a decline in new car sales.

     The above decreases were partially offset by an increase in mobile audio sales as a result of improved sales in the Jensen(R) mobile, Phase Linear and satellite radio product lines and increases in the electronic sales of the Company's international operations in Germany and Venezuela.

     Accessories sales, which represented 25.8% of our net sales for the nine months ended November 30, 2007, increased 1,004.5% or $108,117 due to incremental sales generated from the recently acquired Thomson, Oehlbach and Technuity operations. The Company expects accessories sales to continue to represent a higher percentage of total net sales and margin as compared to the prior year due to these acquisitions.

     Sales incentive expense increased $10,440 to $20,445 for the nine months ended November 30, 2007 as a result of a general increase in sales, specifically an increase in accessories net sales which offer more sales incentive programs, which is partially offset by a $617 increase in reversals during the period. The increase in reversals is primarily due to a $1,087 increase in reversals of unclaimed sales incentives upon the expiration of the claim period. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

                                                     2007              2006
                                                  -----------      ------------

Gross profit .............................         $  86,654        $  61,224
Gross margin percentage ..................             18.8%            17.0%

     Gross margins increased by 180 basis points from 17.0% to 18.8% for the nine months ended November 30, 2007 as compared to the prior period. Gross margins were favorably impacted by higher margins generated from the recently acquired companies as well as improved overall margins in our core business as well as improved buying programs and inventory management. Gross margins were adversely impacted by increased warehouse and assembly costs as a result of incremental transition costs necessary to facilitate the newly acquired companies as well as increased warranty and repair costs, freight and shipping costs and inventory provisions as a result of increased accessories sales. In addition, reversals of sales incentive expense favorably impacted gross margins by 0.5% during the nine months ended November 30, 2007 and 2006, respectively.

Operating Expenses and Operating Income (Loss)


                                                            Nine Months Ended November 30,
                                                          --------------------------------         $               %
                                                              2007               2006            Change         Change
                                                          --------------     -------------     ----------     ----------

Operating Expenses:
 Selling ...............................................     $ 26,534          $ 21,626          $  4,908        22.7%
 General and administrative ............................       45,153            36,682             8,471        23.1
 Engineering and technical support .....................        7,010             5,418             1,592        29.4
                                                             --------           --------         --------        ----
  Operating expenses ...................................     $ 78,697          $ 63,726          $ 14,971        23.5%
                                                             --------           --------         --------        ----

 Operating income (loss) ...............................     $  7,957          $ (2,502)         $ 10,459       418.0%

     Operating expenses increased $14,971 for the nine months ended November 30, 2007, as compared to 2006. As a percentage of net sales, operating expenses decreased to 17.1% for the nine months ended November 30, 2007, from 17.7% in 2006 due to higher sales and better controls over our fixed costs. The increase in total operating expenses is due to the incremental costs related to the recently acquired Thomson, Oehlbach, Incaar and Technuity operations, which contributed total operating expenses of $16,789 for the nine months ended November 30, 2007. Operating expenses for our core business was $61,908 for the nine months ended November 30, 2007, a decrease of $1,818 over prior year.

     The following table sets forth, for the periods indicated, total operating expenses from our core business and the incremental operating expenses related to the recently acquired Thomson, Oehlbach, Incaar and Technuity businesses.


                                                                  Nine Months Ended November 30,
                                                                  ------------------------------         $              %
                                                                     2007             2006            Change          Change
                                                                  ------------    --------------     ----------      ----------

Core operating expenses ....................................        $ 61,908        $ 63,726          $ (1,818)         (2.9)%
Operating expenses from acquired businesses ................          16,789            --              16,789         100.0
                                                                    --------        --------          --------         -----
Total operating expenses ...................................        $ 78,697        $ 63,726          $ 14,971          23.5 %
                                                                    ========        ========          ========         =====

     Selling expenses increased $4,908 primarily due to $7,166 of selling expenses during the nine months ended November 30, 2007 for the recently acquired operations of Thomson, Oehlbach, Incaar and Technuity, an increase in the cost of travel and an increase in commission expense as a result of increases in commissionable sales and salesmen salaries. These increases were partially offset by a decline in advertising expenses due to a decline in the budgeted amounts for general and print media advertising in fiscal 2008. Selling expenses for our core business was $19,368 for the nine months ended November 30, 2007, a decrease of $2,258 over prior year.

     General and administrative expenses increased $8,471 due to the following:

     o $8,189 of expenses during the nine months ended November 30, 2007 for the recently acquired operations of Thomson, Oehlbach, Incaar and Technuity,
     o $1,548 increase to executive bonuses and profit sharing as a result of the Company meeting certain earnings targets and fiscal wage increases,
     o $394 increase in depreciation and amortization due to an increase in capital expenditures as a result of acquisitions and investments in new systems,
     o $178 increase in a non-cash stock-based compensation and warrant expense due to the vesting of options to employees,
     o $447 increase in the cost of the Company's medical plan, as a result of an increase in the usage of the plan, and an increase in the cost of travel due to acquisition activity, and
     o    $442 increase in communication expenses.

     The above increases were partially offset by a $1,701 decrease in professional fees due to a reduction in audit fees, legal costs and consulting costs.

     General and administrative expenses from our core business was $36,964 for the nine months ended November 30, 2007, an increase of $282 over the prior year.

     Engineering and technical support expenses increased $1,592 due to $1,435 of expenses during the nine months ended November 30, 2007 for the recently acquired operations of Thomson, Oehlbach, Incaar and Technuity and an increase in domestic direct labor and related payroll benefits as a result of wage increases. Engineering and technical support expenses for our core business was $5,575 for the nine months ended November 30, 2007, an increase of $157 over the prior years.

Other Income (Expense)


                                                                Nine Months Ended November 30,
                                                               -------------------------------        $              %
                                                                  2007              2006            Change         Change
                                                               ------------     --------------    -----------    ---------

Interest and bank charges ...............................         $(2,087)         $(1,491)         $  (596)        40.0 %
Equity in income of equity investees ....................           2,927            2,423              504         20.8
Other, net ..............................................           3,444            4,827           (1,383)       (28.7)
                                                                  -------          -------          -------        ----
Total other income, net .................................         $ 4,284          $ 5,759          $(1,475)       (25.6)%
                                                                  =======          =======          =======        ====

     Interest and bank charges increased as a result of the assumption of additional debt in connection with the acquisition of Oehlbach as well as increased working capital needs of our domestic and foreign subsidiaries. Interest and bank charges represent expenses for bank obligations of Audiovox Corporation, Audiovox Germany and Venezuela and interest for a capital lease.

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

Income Tax Provision

     The effective tax rate for the nine months ended November 30, 2007, was a provision of 30.3% compared to a benefit of 22.7% in the prior period. The increase in the effective tax rate is due to lower tax exempt interest income earned on our short-term investments and increased income from operations. Accordingly, our effective tax rate is less than the statutory rate due to the impact of our tax exempt interest income.

Income (loss) from Discontinued Operations

     The  following  is  a  summary  of  financial   results   included   within
discontinued operations:


                                                                                         Nine Months Ended
                                                                                            November 30,
                                                                                   ---------------------------------
                                                                                        2007              2006
                                                                                   -------------     ---------------
Net sales from discontinued operations ..........................................      $  --             $  --
                                                                                       =======           =======

Income (loss) from discontinued operations before income taxes ..................        3,248              (886)
Income tax (expense) benefit ....................................................       (1,137)              310
                                                                                       -------           -------
Net income (loss) from discontinued operations ..................................      $ 2,111           $  (576)
                                                                                       =======           =======

     The income (loss) from discontinued operations for the nine months ended November 30, 2006 is primarily due to legal and related costs associated with contingencies pertaining to our discontinued Cellular business. The increase in income from discontinued operations for the nine months ended November 30, 2007 is due to a derivative legal settlement which resulted in pre-tax income of $3,348, net of legal fees and other administrative costs of $3,401 (see Note 15 of Notes to the Consolidated Financial Statements).

Net Income

     The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income and basic and diluted net income per common share:


                                                                                              Nine months ended November 30,
                                                                                           ----------------------------------
                                                                                               2007                   2006
                                                                                           -------------        -------------

Operating income (loss) .........................................................            $  7,957              $ (2,502)
Other income, net ...............................................................               4,284                 5,759
                                                                                             --------              --------
Income from continuing operations before income taxes ...........................              12,241                 3,257
Income tax (expense) benefit ....................................................              (3,709)                  740
                                                                                             --------              --------
Net income  from continuing operations ..........................................               8,532                 3,997
Net income (loss) from discontinuing operations, net of tax .....................               2,111                  (576)
                                                                                             --------              --------
Net income ......................................................................            $ 10,643              $  3,421
                                                                                             ========              ========

Net income  per common share:
   Basic ........................................................................            $   0.47              $   0.15
                                                                                             ========              ========
   Diluted ......................................................................            $   0.47              $   0.15
                                                                                             ========              ========

     Net income was favorably impacted by sales incentive reversals of $2,409 ($1,469 after taxes) and $1,792 ($1,165 after taxes) for the nine months ended November 30, 2007 and 2006, respectively, and pre-tax income of $3,248 ($2,111 after taxes) recorded in discontinued operations for the nine months ended November 30, 2007.

Liquidity and Capital Resources
-------------------------------

Cash Flows, Commitments and Obligations
---------------------------------------

     As of November 30, 2007, we had working capital of $293,151, which includes cash and short-term investments of $28,946 compared with working capital of $305,960 at February 28, 2007, which included cash and short-term investments of $156,345. The decrease in short-term investments is primarily due to the acquisitions of Oehlbach, Incaar and Technuity, the purchase of capital expenditures as well as additional working capital needs to support current operations. We plan to utilize our current cash and short-term investments as well as collections from accounts receivable to fund the current operations of the business. However, we may utilize all or a portion of our current capital resources to pursue other business opportunities, including acquisitions.

     Operating activities used cash of $92,870 for the nine months ended November 30, 2007 compared to cash used of $21,429 in 2006. Net income from continuing operations for the nine months ended November 30, 2007 was $8,532 compared to $3,997 in the prior year. The increase in cash used by operating activities as compared to the prior year was primarily due to an increase in accounts receivable (including vendor receivables) and inventory balances.

     The following significant fluctuations in the balance sheet accounts impacted cash flows from operations:

     o Cash flows from operating activities for the nine months ended November 30, 2007 were impacted by an increase in accounts receivable and receivables from vendors primarily due to increased sales and the timing of collections. Accounts receivable turnover approximated 5.0 times during the nine months ended November 30, 2007 compared to 4.2 times in the prior year.

     o Cash flows from operations were impacted by an increase in inventory due to increased purchases for future sales projections during the holiday selling season. Inventory turnover approximated 3.9 times during the nine months ended November 30, 2007 compared to 4.1 times in the prior year.

     o In addition, cash flows from operating activities for the nine months ended November 30, 2007 were favorably impacted by an increase in accounts payable and accrued expenses due to the timing of payments. The timing of payments made can fluctuate and are often impacted by the timing of inventory purchases, operating expenses and the amount of inventory on hand.

     Investing activities provided cash of $100,224 during the nine months ended November 30, 2007, primarily due to the sales (net of purchases) of short-term investments partially offset by the Technuity, Oehlbach and Incaar acquisitions and purchases of property, plant and equipment. Investing activities provided cash of $24,216 during the nine months ended November 30, 2006, primarily due to purchase (net of sales) of short-term investments.

     Financing activities used cash of $2,407 during the nine months ended November 30, 2007, primarily from the purchase of treasury stock and principal payments on debt partially offset by the proceeds received from the exercise of stock options. Financing activities for the nine months ended November 30, 2006 used cash of $5,272, primarily from the purchase of treasury stock and payment of bank obligations and debt partially offset by proceeds received from the exercise of stock options and warrants.

     As of November 30, 2007, we have a domestic credit line to fund the temporary short-term working capital needs of the Company. This line expires on March 31, 2008 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") credit facility and Audiovox Venezuela has a $1,000 credit facility borrowing arrangement with an interest rate of 13%.

     Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At November 30, 2007, such obligations and commitments are as follows:

                                                             Payments Due by Period
                                                             -----------------------------------------------------------------------
                                                                            Less than         1-3          4-5            After
Contractual Cash Obligations                                  Total          1 Year          Years        Years          5 Years
--------------------------------------------------------     -------        ---------       --------     --------       ----------

Capital lease obligation (1) .......................         $11,580         $   521         $ 1,043      $ 1,095         $ 8,920
Operating leases (2) ...............................          18,816           2,976           4,298        3,361           8,182
                                                             -------         -------         -------      -------         -------
Total contractual cash obligations .................         $30,396         $ 3,497         $ 5,341      $ 4,456         $17,102


                                                              Amount of Commitment Expiration per period
                                                              ----------------------------------------------------------------------
                                                                Total
                                                               Amounts      Less than       1-3            4-5            After
Other Commercial Commitments                                  Committed      1 Year         Years         Years          5 years
--------------------------------------------------------      ---------     ---------      --------      ---------      ----------

Bank obligations (3) ....................................     $ 3,929        $ 3,929        $  --          $  --          $  --
Stand-by letters of credit (4) ..........................       2,244          2,244           --             --             --
Commercial letters of credit (4) ........................          33             33           --             --             --
Debt (5) ................................................       2,315             79          1,695            541           --
Unconditional purchase obligations (6) ..................      78,877         78,877           --             --             --
                                                              -------        -------        -------        -------        -------
Total commercial commitments ............................     $87,398        $85,162        $ 1,695        $   541        $     0
                                                              =======        =======        =======        =======        =======

1. Represents total payments (interest and principal) due under capital lease obligations, which has a current (included in other current liabilities) and long term principal balance of $74 and $5,625, respectively at November 30, 2007.

2.   We enter into operating leases in the normal course of business.

3.   Represents  amounts   outstanding  under  the  Audiovox  Germany  factoring
     agreement at November 30, 2007.

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

Related Party Transactions
--------------------------

     During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The current effective interest rate on the capital lease obligation is 8%. On November 1, 2004, we entered into an agreement to sublease the building to UTStarcom for monthly payments of $46 until November 1, 2009. We also lease another facility from our principal stockholder which expires on November 30, 2016. Total lease payments required under all related party leases for the five-year period ending November 30, 2012 are $6,139.

Recent Accounting Pronouncements
--------------------------------

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in other accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, as it was amended by FASB Staff Position No. 157-b, Effective Date of FASB
Statement No. 157. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of SFAS No. 157, but does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

     In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating the impact of SFAS No. 159, but does not expect the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.

     On December 4, 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 141(R), Business Combinations ("Statement No. 141(R)") and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("Statement No. 160"). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Issuance of these standards is also noteworthy in that they represent the culmination of the first major collaborative convergence project between the International Accounting Standards Board and the FASB. Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     There has been no significant change in our market risk sensitive instruments since February 28, 2007.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

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

     There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

     See Note 15 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 17 of the Form 10-K for the fiscal year ended February 28, 2007 for information regarding legal proceedings.

ITEM 1A.  RISK FACTORS
--------  ------------

     There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended February 28, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------------------------

Treasury Stock/Share Repurchase Program
---------------------------------------

     In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program"). In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A common stock in the open market in connection with the program. As of November 30, 2007, the cumulative total of acquired shares pursuant to the program was 1,821,147 reducing the remaining authorized share repurchase balance to 1,741,853. During the nine months ended November 30, 2007, we purchased 128,100 shares for $1,431,000 as outlined in the following table:


                                                                                       Total Number           Maximum
                                                                                        of Shares            Number of
                                                                                       Purchased as         Shares that
                                                     Total                              Part of              May Yet Be
                                                   Number of           Average          Publicly             Purchased
                                                     Shares          Price Paid         Announced            Under the
Period                                             Purchased          Per Share          Program            Program (1)
--------------------------------------------      -----------        ----------        -----------         -------------

As of February 28, 2007 ....................          --              $   10.03         1,693,047            1,869,953
July 2007 purchases ........................        98,200            $   11.44         1,791,247            1,771,753
August 2007 purchases ......................        29,900            $   10.29         1,821,147            1,741,853
September 2007 purchases ...................          --                --                   --                   --
October 2007 purchases .....................          --                --                   --                   --
November 2007 purchases ....................          --                --                   --                   --
                                                  ---------
Total purchases ............................       128,100

(1) Prior to the purchases made during the nine months ended November 30, 2007, we had 1,693,047 shares of treasury stock purchased as part of a publicly announced program. As of November 30, 2007, we had 1,821,147 shares of treasury stock with an average paid price per share of $10.11.

ITEM 6.  EXHIBITS
-------  --------




  Exhibit Number               Description
  --------------               -----------

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

Dated: January 9, 2008

                                         By: /s/Charles M. Stoehr
                                             ----------------------------
                                                Charles M. Stoehr
                                                Senior Vice President and
                                                  Chief Financial Officer