Form 10-K
period 2008-02-29
AUDIOVOX CORP
filed 2008-05-14
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended   February 29, 2008

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
Yes   ☐       No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐       No   ☒

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
☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐      Accelerated filer  ☒       Non-accelerated filer  ☐      Smaller reporting company   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act).
Yes   ☐       No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $180,543,041 (based upon closing price on the Nasdaq Stock Market on August 31, 2007).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 2008 was:

Class	Outstanding

Class A common stock $.01 par value	20,593,660
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 13, 2008.

AUDIOVOX CORPORATION

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under “Risk Factors”.

NOTE REGARDING DOLLAR AMOUNTS AND FISCAL YEAR END CHANGE

In this annual report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts. Unless specifically indicated otherwise, all amounts and percentages in our Form 10-K are exclusive of discontinued operations.

In February 2006, the Company changed its fiscal year end from November 30th to February 28th.  The Company’s current fiscal year began March 1, 2007 and ended February 29, 2008.

PART I

Item 1-Business

Audiovox Corporation (“Audiovox", “We", "Our", "Us" or “Company") is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through seven wholly-owned subsidiaries: American Radio Corp., Audiovox Accessories Corp. (“AAC”),  Audiovox Consumer Electronics, Inc., Audiovox Electronics Corporation ("AEC"), Audiovox German Holdings GmbH  ("Audiovox Germany"), Audiovox Venezuela, C.A. and Code Systems, Inc. ("Code").  We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA® (effective January 1, 2008), RCA Accessories®, Recoton®, Road Gear®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.  We previously announced our intention to acquire synergistic businesses with gross profit margins higher than our core business, leverage our overhead, penetrate new markets and to expand our core business and distribution channels.

Audiovox was incorporated in Delaware on April 10, 1987, as successor to a business founded in 1960 by John J. Shalam, our Chairman and controlling stockholder.  Our extensive distribution network and long-standing industry relationships have allowed us to benefit from growing market opportunities and emerging niches in the electronics business.

We make available financial information, news releases and other information on our web site at www.audiovox.com. There is a direct link from the web site to the Securities and Exchange Commission's ("SEC") filings web site, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to the SEC. In addition, we have adopted a code of business conduct and ethics which is available free of charge upon request. Any such request should be directed to the attention of: Chris Lis Johnson, Company Secretary, 180 Marcus Boulevard, Hauppauge, New York 11788, (631) 231-7750.

Acquisitions

We have recently acquired and continue to integrate the following acquisitions, discussed below, into our existing business structure:

In December 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business for a total cash purchase price of approximately $3,188 (net of license fee below), plus a net asset payment of $11,093, transaction costs of $560 and a fee related to the RCA® brand in connection with future sales for a stated period of time. The purpose of this acquisition was to control the RCA trademark for the audio video field of use and to expand our core product offerings in certain developing markets. Contemporaneous with this transaction, the Company entered into a license agreement with Multimedia Device Ltd., a Chinese manufacturer, to market certain product categories acquired in the acquisition for an upfront fee of $10,000, the purchase of certain inventory and future royalty payments.

In November 2007, AAC completed the acquisition of all of the outstanding stock of Technuity, Inc., an emerging leader in the battery and power products industry and the exclusive licensee of the Energizer® brand in North America for rechargeable batteries and battery packs for camcorders, cordless phones, digital cameras, DVD players and other power supply devices, for a total cash purchase price of $20,373 (net of cash acquired), plus a working capital credit of $317, transaction costs of $1,085 and a maximum contingent earn out payment of $1,000, if certain sales and gross margin targets are met. The purpose of this acquisition was to further strengthen our accessory product lines and core offerings, to be the exclusive licensee of the Energizer® brand in North America for rechargeable batteries and power supply systems, and to increase the Company’s market share in the consumer electronics accessory business.

In August 2007, Audiovox Germany completed the acquisition of certain assets of Incaar Limited, a U.K. business that specializes in rear seat electronics systems, for a total purchase price of $350, plus transaction costs of $51 and a maximum contingent earn out payment of $400, if certain earnings targets are met.  The purpose of this acquisition was to add the experience, concepts and product development of an Original Equipment Manufacturer (“OEM”) business to our European operations.

In March 2007, Audiovox Germany completed the stock acquisition of Oehlbach, a European market leader in the accessories business, for a total cash purchase price of $6,611, plus transaction costs of $200 and a contingent earn out payment, not to exceed 1 million euros.  The purpose of this acquisition was to add electronics accessory product lines to our European business.

In January 2007, we completed the acquisition of certain assets and liabilities of Thomson’s Americas consumer electronics accessory business for a total cash purchase price of approximately $50,000, plus a working capital payment of $7,617, plus a five year fee estimated to be $4,685 related to the RCA brand in connection with future sales and approximately $2,414 of transaction costs.  The purpose of this acquisition was to expand our market presence in the accessory business. The acquisition included the rights to the RCA Accessories brand for consumer electronics accessories as well as the Recoton, Spikemaster, Ambico and Discwasher brands for use on any product category and the Jensen, Advent, Acoustic Research and Road Gear brands for consumer electronics accessories.

On January 4, 2005, we purchased certain assets and liabilities of Terk Technologies Corp. ("Terk") for $15,274, as adjusted.  The purpose of this acquisition was to increase our market share for satellite radio products as well as accessories, such as antennas for HDTV products.

On July 8, 2003 we acquired, for $40,406, the U.S. audio operations of Recoton and the outstanding capital stock of Recoton German Holdings GmbH. The primary reason for this transaction was to expand the product offerings of Audiovox in the U.S. and Europe and to obtain certain long-standing trademarks such as Jensen® and Acoustic Research®.

We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets and expand our core business and distribution channels.

Refer to Note 3 “Business Acquisitions” of the Notes to Consolidated Financial Statements for additional information regarding the aforementioned acquisitions.

Divestitures (Discontinued Operations)

On November 7, 2005, we completed the sale of our majority owned subsidiary, Audiovox Malaysia (“AVM”) to the then current minority interest shareholder due to increased competition from non-local OEM’s and deteriorating credit quality of local customers.

On November 1, 2004, we completed the divestiture of our Cellular business (formerly known as "ACC", "Cellular" or "Wireless") to UTStarcom, Inc. ("UTSI").   After paying outstanding domestic obligations, taxes and other costs associated with the divestiture, we received net proceeds of approximately $144,053.  We have utilized the net proceeds to invest in strategic and complementary acquisitions and invest in our current operations.

These divestitures have been presented as discontinued operations.  Refer to Note 2 “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information regarding the aforementioned divestitures.

Strategy

Our objective is to grow our business by acquiring new brands, embracing new technologies, expanding product development and applying this to a continued stream of new products that should increase gross margins and improve operating income.  In addition, we plan to continue to acquire synergistic companies that would allow us to leverage our overhead, penetrate new markets and expand existing product categories through our business channels.

The key elements of our strategy are as follows:

Capitalize on the Audiovox® family of brands.  We believe the "Audiovox®" family of brands, which includes Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA® (effective January 1, 2008), RCA Accessories®, Recoton®, Road Gear®, Spikemaster® and Terk®, is one of our greatest strengths and offers us significant opportunity for increased market penetration. To further benefit from the Audiovox® family of brands, we continue to invest and introduce new products using our brand names.

Capitalize on niche product and distribution opportunities in the electronics industry.  We intend to use our extensive distribution and supply networks to capitalize on niche product and distribution opportunities in the mobile, consumer and accessory electronics categories.

Leverage our domestic and international distribution network. We believe our distribution network which includes power retailers, mass merchandisers, distributors, car dealers and OEM’s will allow us to increase market penetration.

Grow our international presence.  We continue to expand our international presence in Europe through Audiovox Germany as well as Canada, Mexico and Hong Kong through our domestic operations. We continue to pursue additional business opportunities through acquisitions as well as penetrate new market opportunities.

Pursue strategic and complementary acquisitions.  We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets and expand our existing business distribution.

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

Industry

We participate in selected product categories in the mobile, consumer and accessory electronics markets. The mobile and consumer electronics and accessory industries are large and diverse and encompass a broad range of products. The significant competitors in our industries are Sony, Panasonic, JVC, Kenwood, Alpine, Directed Electronics, Phillips, Monster Cable and Delphi.  There are other companies that specialize in niche product offerings such as those we offer. The introduction of new products and technological advancements are the major growth drivers in the electronics industry.  We continue to introduce new products across all product lines.

Products

Effective March 1, 2007, the Company reported “Accessories” as a separate product group due to the Thomson Accessory, Oehlbach and Technuity acquisitions.  In addition, the Company’s former mobile and consumer product categories are now combined and recorded in the “Electronics” product group.  As such, certain reclassifications have been made to prior year amounts as the Company currently reports sales data for the following two product categories:

Electronics products include:

•	mobile multi-media video products, including in-dash, overhead, headrest and portable mobile video systems,
•	autosound products including radios, speakers, amplifiers and CD changers,
•	satellite radios including plug and play models and direct connect models,
•	automotive security and remote start systems,
•	automotive power accessories,
•	car to car portable navigation systems,
•	rear observation and collision avoidance systems,
•	Liquid Crystal Display (“LCD”) flat panel televisions,
•	home and portable stereos,
•	two-way radios,
•	digital multi-media products such as personal video recorders and MP3 products,
•	camcorders,
•	clock-radios,
•	digital voice recorders,
•	home speaker systems,
•	portable DVD players, and
•	digital picture frames.

Accessories products include:

•	High-Definition Television (“HDTV”) Antennas,
•	Wireless Fidelity (“WiFi”) Antennas,
•	High-Definition Multimedia Interface (“HDMI”) accessories,

•	home electronic accessories such as cabling,
•	other connectivity products,
•	power cords,
•	performance enhancing electronics,
•	TV universal remotes,
•	flat panel TV mounting systems,
•	iPod specialized products,
•	wireless headphones,
•	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories, and
•	power supply systems.

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

Net sales by product category are as follows:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

Electronics	$437,018	$432,943	$99,566	$530,408
Accessories	154,337	23,747	3,484	9,308
Total net sales	$591,355	$456,690	$103,050	$539,716

      Electronics sales, which include both mobile and consumer electronics, represented approximately 73.9% of net sales in Fiscal 2008 compared to 94.8% in Fiscal 2007, increased by 0.9% or $4,075 primarily due to an increase in mobile audio sales as a result of improved sales in the Company’s car audio and Satellite Radio product lines and increases in the electronics sales of the Company’s International operations in Germany and Venezuela. Offsetting these increases were lower consumer electronic sales as a result of lower than anticipated holiday sales and industry-wide shortages of LCD panels that adversely affected sales of LCD TV’s, portable DVD’s and digital picture frames. Electronic sales also declined in certain mobile video categories due to increased OEM programs that include the video system as “standard” on more and more vehicles and a decline in new car sales.

Accessories sales, which represented 26.1% of our net sales in Fiscal 2008 compared to 5.2% in Fiscal 2007, increased approximately 549.9% or $130,590 due to the incremental sales generated from the recently acquired Thomson Accessory, Oehlbach and Technuity operations.

Gross margins have improved due to acquisitions and margin increases in our core business. We anticipate further increases in margins through the introduction of new products with technologies that take advantage of market opportunities created by the digital convergence of data, navigation and multi-media entertainment as well as future operating improvements.

Licensing and Royalties

We have various license and royalty programs with manufacturers, customers and other electronic suppliers. Such agreements entitle us to receive license and royalty income for Audiovox products sold by the licensees without adding any significant costs. Depending on the terms of each agreement, income is based on either a fixed amount per unit or percentage of net sales. Current license and royalty agreements have duration periods, which range from 1 to 8 years, whereas other agreements are in perpetuity and certain agreements may be renewed at the end of termination of the agreement. Certain renewals of license and royalty agreements are dependent on negotiations with licensees as well as current Audiovox products being sold by the licensee.

License and royalty income is recorded upon sale to the end-user and amounted to $2,190, $2,200, $537 and $1,959 for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively.

Distribution and Marketing

We sell our products to:

•	power retailers,
•	mass merchants,
•	regional chain stores,
•	specialty and internet retailers,
•	independent 12 volt retailers,
•	distributors,
•	new car dealers,
•	vehicle equipment manufacturers (OEM), and
•	the U.S. military

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Motor Company, Daimler Chrysler, General Motors Corporation, Toyota, Kia, Mazda, Jaguar, Subaru and beginning in Fiscal 2009, Porsche. These projects require a close partnership with the customer as we develop products to meet specific requirements.  OEM projects accounted for approximately 9%, 11%, 13% and 10% of net sales for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively.

Our five largest customers represented 25%, 18%, 16%, and 24% of net sales during the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively.    During the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, no single customer accounted for more than 10% of net sales

We also provide value-added management services, which include:

•	product design and development,
•	engineering and testing,
•	sales training and customer packaging,
•	instore display design,
•	installation training and technical support,
•	product repair services and warranty,
•	nationwide installation network, and
•	warehousing.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we ship products within 24 to 48 hours from the receipt of an order from public warehouses and leased facilities throughout the United States, Canada, Mexico, Venezuela and Germany.

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

We are committed to providing product warranties for all our product lines, which generally range from 90 days up to the life of the vehicle for the original owner on some automobile-installed products. To support our warranties, we have independent warranty centers throughout the United States, Canada, Mexico, Europe and Venezuela.  We have a customer service group that provides product information, answers questions and serves as a technical hotline for installation help for end-users and customers.

Suppliers

We work directly with our suppliers on industrial design, feature sets, product development and testing in order to ensure that our products are manufactured to our design specifications.

We purchase our products from manufacturers located in several Pacific Rim countries, including Japan, China, Hong Kong, Indonesia, Malaysia, Taiwan, Singapore and the United States. In selecting our manufacturers, we consider quality, price, service and reputation. In order to provide local supervision of supplier performance such as price negotiations, delivery and quality control, we maintain buying offices or inspection offices in Malaysia, Taiwan, South Korea, China and Hong Kong.  We consider relations with our suppliers to be good and alternative sources of supply are generally available within 120 days.  We do not have long-term contracts with our suppliers and we generally purchase our products under short-term purchase orders.  Although we believe that our alternative sources of supply are currently available, an unplanned shift to a new supplier could result in product delays and increased cost, which may have a material impact on our operations.

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features as well as price are the major competitive factors within the electronics industry.  Our Mobile Electronic products compete against factory-supplied products, including those provided by, among others, General Motors, Ford and Daimler Chrysler.  Our Mobile Electronic products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Alpine, Directed Electronics, Pioneer and Delphi. Our Accessories and Consumer Electronics product lines compete against major companies, such as JVC, Sony, Panasonic, Phillips and Monster Cable.

Financial Information About Foreign and Domestic Operations

The amounts of net sales and long-lived assets, attributable to foreign and domestic operations for all periods presented are set forth in Note 14 of the Notes to Consolidated Financials Statements, included herein.

Equity Investment

We have a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor to specialized markets for specialized vehicles, such as, but not limited to, RV's, van conversions and marine vehicles, of televisions and other automotive sound, security and accessory products.  The goal of this equity investment is to blend financial and product resources with local operations in an effort to expand our distribution and marketing capabilities.

Employees

As of February 29, 2008, we employed approximately 1,000 people worldwide.  We consider our relations with employees to be good and no employees are covered by collective bargaining agreements.

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
Our success will depend on a less diversified line of business.

      Currently, we generate substantially all of our sales from the Consumer and Mobile Electronics and Accessories businesses.  We cannot assure you that we can grow the revenues of our Electronics and Accessories businesses or maintain profitability. As a result, the Company's revenues and profitability will depend on our ability to maintain and generate additional customers and develop new products.  A reduction in demand for our existing products and services would have a material adverse effect on our business. The sustainability of current levels of our Electronics and Accessories businesses and the future growth of such revenues, if any, will depend on, among other factors:

•	the overall performance of the economy and discretionary consumer spending,
•	competition within key markets,
•	customer acceptance of newly developed products and services, and
•	the demand for other products and services.

We cannot assure you that we will maintain or increase our current level of revenues or profits from the Electronics and Accessories businesses in future periods.

The Electronics and Accessories Businesses are Highly Competitive and Faces Significant Competition from Original Equipment Manufacturers (OEMs) and Direct Imports By Our Retail Customers.

The market for consumer electronics and accessories is highly competitive across all product lines. We compete against many established companies who have substantially greater financial and engineering resources than we do. We compete directly with OEMs, including divisions of well-known automobile manufacturers, in the autosound, auto security, mobile video and accessories industry. We believe that OEMs have diversified and improved their product offerings and place increased sales pressure on new car dealers with whom they have close business relationships to purchase OEM-supplied equipment and accessories.  To the extent that OEMs succeed in their efforts, this success would have a material adverse effect on our sales of automotive entertainment and security products to new car dealers.  In addition, we compete with major retailers who may at any time choose to direct import products that we may currently supply.

We Do Not Have Long-term Sales Contracts with Any of Our Customers.

Sales of our products are made by written purchase orders and are terminable at will by either party. The unexpected loss of all or a significant portion of sales to any one of our large customers could have a material adverse effect on our performance.

Sales in Our Electronics and Accessories Businesses are Dependent on New Products, Product Development and Consumer Acceptance.

Our Electronics and Accessories businesses depend, to a large extent, on the introduction and availability of innovative products and technologies. Significant sales of new products in niche markets, such as navigation, satellite radios, flat-panel TVs, mobile video systems and the acquisition of certain consumer electronic accessory businesses, has fueled the recent growth of our business. If we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins may decline.

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

We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have experienced significant social, political and economic upheaval over the past several years. Due to the large concentrations of our purchases in Pacific Rim countries, particularly China, Hong Kong, Malaysia, South Korea, and Taiwan, any adverse changes in the social, political, regulatory and economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete or face selling price reductions before we can sell our inventory.

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

A Decline in General Economic Conditions Could Lead to Reduced Consumer Demand for the Discretionary Products We Sell.

Consumer spending patterns, especially discretionary spending for products such as mobile, consumer and accessory electronics, are affected by, among other things, prevailing economic conditions, energy costs, raw material costs, wage rates, inflation, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. and certain international economies or an uncertain economic outlook could have a material adverse effect on our sales and operating results.

Acquisitions and Strategic Investments May Divert Our Resources and Management Attention; Results May Fall Short of Expectations.

We intend to continue pursuing selected acquisitions of and investments in businesses, technologies and product lines as a key component of our growth strategy.  Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangible assets.  Acquisitions involve numerous risks, including:

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

Goodwill and other intangible assets recorded on our balance sheet as of February 29, 2008 was $124,435.  We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment.  Changes in our operating performance or business conditions, in general, could result in an impairment of goodwill and/or other intangible assets, which could be material to our results of operations.

We Depend Heavily on Existing Directors, Management and Key Personnel and Our Ability to Recruit and Retain Qualified Personnel.

Our success depends on the continued efforts of our directors, executives and senior vice presidents, many of whom have worked with Audiovox for over two decades, as well as our other executive officers and key employees. We have no employment contracts, with any of our executive officers or key employees, except our President and Chief Executive Officer. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

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

Our Capital Resources May Not Be Sufficient to Meet Our Future Capital and Liquidity Requirements.

We believe that we currently have sufficient resources to fund our existing operations for the foreseeable future. However, we may need additional capital to operate our business if:

•	market conditions change,
•	our business plans or assumptions change,
•	we make significant acquisitions, and
•	we need to make significant increases in capital expenditures or working capital.

Our Stock Price Could Fluctuate Significantly.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	operating results being below market expectations,
•	announcements of technological innovations or new products by us or our competitors,
•	loss of a major customer or supplier,
•	changes in, or our failure to meet, financial estimates by securities analysts,
•	industry developments,
•	economic and other external factors,
•	general downgrading of our industry sector by securities analysts,
•	inventory write-downs, and
•	ability to integrate acquisitions.

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

Other Risks

Other risks and uncertainties include:

•	changes in U.S. federal, state and local law,
•	our ability to implement operating cost structures that align with revenue growth,
•	trade sanctions against or for foreign countries,
•	successful integration of business acquisitions and new brands in our distribution network,
•	compliance with the Sarbanes-Oxley Act, and
•	compliance with complex financial accounting and tax standards.

Item 1B-Unresolved Staff Comments

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2-Properties

Our Corporate headquarters is located at 180 Marcus Blvd. in Hauppauge, New York.  In addition, as of February 29, 2008, the Company leased a total of 36 operating facilities or offices located in 14 states as well as Germany, China, Malaysia, Canada, Venezuela, Mexico, Taiwan, Hong Kong and England. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease.  These facilities are located in California, Florida, Georgia, New York, Ohio, Tennessee, Indiana, Michigan and Arkansas. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Mississippi, Illinois, Indiana, Mexico, Germany and Canada.

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

In November 2004, several purported double derivative, derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County challenging approximately $27,000 made in payments from the proceeds of the sale of the Company’s cellular business.  These actions were subsequently consolidated into a single derivative complaint (the "Complaint"), In re Audiovox Corporation Derivative Litigation.

This matter was settled in May 2007 and received final Chancery court approval in June 2007.  As a result of the settlement, the Company received $6,750 in gross proceeds.  The gross proceeds were offset by $2,378 in plaintiff legal fees and $1,023 in accrued legal and administrative costs for defending all remaining ACC legal claims.  The items discussed above resulted in a pre-tax benefit of $3,349 recorded in discontinued operations for the fiscal year ended February 29,2008.

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

Item 4-Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended February 29, 2008.

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock of Audiovox is traded on the Nasdaq Stock Market under the symbol "VOXX".   The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 29, 2008	High	Low
First Quarter	$15.29	$12.67
Second Quarter	13.48	9.63
Third Quarter	13.04	10.02
Fourth Quarter	13.47	9.00

Year ended February 28, 2007	High	Low
First Quarter	$12.98	$11.20
Second Quarter	14.81	11.78
Third Quarter	15.19	12.63
Fourth Quarter	15.99	12.82

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

Holders

There are approximately 664 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the “Program”).  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A Common Stock in the open market in connection with the Program.  As of February 29, 2008, the cumulative total of acquired shares pursuant to the program was 1,820,562, with a cumulative value of $18,404 reducing the remaining authorized share repurchase balance to 1,742,438.  During the year ended February 29, 2008, we purchased 128,100 shares for $1,425 resulting in an average price paid per share of $11.12.  No treasury stock purchases were made during the three months ended February 29, 2008.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our common Class A common stock during a period commencing on February 28, 2003 and ending on February 29, 2008 with the cumulative total return of the Nasdaq Stock Market (US) Index and our SIC Code Index, during such period.

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

			Three
	Year	Year	Months
	Ended	Ended	Ended
	February 29,	February 28,	February 28,	Years ended November 30,
	2008 (5)	2007	2006	2005 (4)	2004	2003 (2)
Consolidated Statement of Operations Data

Net sales (1)	$591,355	$456,690	$103,050	$539,716	$563,653	$510,899
Operating income (loss) (1)	4,422	(5,077)	(3,159)	(27,690)	(1,356)	14,008
Net income (loss) from continuing operations (1)	6,746	3,692	367	(6,687)	64	8,027
Net income (loss) from discontinued operations (3)	1,719	(756)	(184)	(2,904)	77,136	3,212
Net income (loss)	$8,465	$2,936	$183	$(9,591)	$77,200	$11,239

Net income (loss) per common share from continuing operations:
Basic	$0.29	$0.16	$0.02	$(0.30)	$0.00	$0.36
Diluted	$0.29	$0.16	$0.02	$(0.30)	$0.00	$0.36
Net income (loss) per common share:
Basic	$0.37	$0.13	$0.01	$(0.43)	$3.52	$0.51
Diluted	$0.37	$0.13	$0.01	$(0.43)	$3.45	$0.51

	As of February 29,	As of February 28,		As of November 30,
	2008	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data		(as adjusted)

Total assets	$533,036	$499,120	$466,012	$485,864	$543,338	$583,360
Working capital	275,787	305,960	340,564	340,488	362,018	304,354
Long-term obligations	27,260	22,026	18,385	18,425	18,598	29,639
Stockholders' equity	423,513	404,362	400,732	401,157	404,187	325,728

(1)    Amounts exclude the financial results of discontinued operations (see Note 2 of the Notes to Consolidated Financial Statements).
(2)    2003 amounts reflect the acquisition of Recoton.
(3)    2004 amount reflects the results of the divestiture of the Cellular business and 2005 amount reflects the divestiture of Malaysia (see Note 2 of the Notes to Consolidated  Financial Statements).
(4)    2005 amounts reflect the acquisition of Terk (see Note 3 of the Notes to Consolidated Financial Statements).
(5)    2007 amounts reflect the acquisition of Thomson Accessory business (see Note 3 of the Notes to Consolidated Financial Statements).
(6)    2008 amounts reflect the acquisition of Oehlbach, Incaar, Technuity and Thomson A/V (see Note 3 of the Notes to Consolidated Financial  Statements).

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations   ("MD&A")

This section should be read in conjunction with the “Cautionary Statements” and “Risk Factors” in Item 1A of Part I, and Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data.”

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 29, 2008 compared to the years ended February 28, 2007 and 2006. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources, including Contractual and Commercial Commitments”.  We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

Business Overview and Strategy

Audiovox Corporation ("Audiovox", "We", "Our", "Us" or "Company") is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through seven wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation ("AEC"), Audiovox Consumer Electronics, Inc., Audiovox Accessories Corp. (“AAC”), Audiovox German Holdings GmbH  ("Audiovox Germany"), Audiovox Venezuela, C.A and Code Systems, Inc. ("Code").  We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA® (effective January 1, 2008), RCA Accessories®, Recoton®, Road Gear®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.  We previously announced our intention to acquire synergistic businesses with gross profit margins higher than our core business, leverage overhead, penetrate new markets and to expand our core business and distribution channels.

Effective March 1, 2007, the Company reported “Accessories” as a separate product group due to the Thomson Accessory, Oehlbach and Technuity acquisitions.  In addition, the Company’s former mobile and consumer product categories are now combined and recorded in the “Electronics” product group.  As such, certain reclassifications have been made to prior year amounts as the Company currently reports sales data for the following two product categories:

Electronics products include:

•	mobile multi-media video products, including in-dash, overhead, headrest and portable mobile video systems,
•	autosound products including radios, speakers, amplifiers and CD changers,
•	satellite radios including plug and play models and direct connect models,
•	automotive security and remote start systems,
•	automotive power accessories,
•	car to car portable navigation systems,
•	rear observation and collision avoidance systems,
•	Liquid Crystal Display (“LCD”) flat panel televisions,
•	home and portable stereos,
•	two-way radios,
•	digital multi-media products such as personal video recorders and MP3 products,
•	camcorders,
•	clock-radios,
•	digital voice recorders,
•	home speaker systems,
•	portable DVD players, and
•	digital picture frames.

Accessories products include:

•	High-Definition Television (“HDTV”) Antennas,
•	Wireless Fidelity (“WiFi”) Antennas,
•	High-Definition Multimedia Interface (“HDMI”) accessories,
•	home electronic accessories such as cabling,
•	other connectivity products,
•	power cords,
•	performance enhancing electronics,
•	TV universal remotes,
•	flat panel TV mounting systems,
•	iPod specialized products,
•	wireless headphones,
•	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories, and
•	power supply systems.

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

Acquisitions

We have recently acquired and continue to integrate the following acquisitions, discussed below, into our existing business structure:

In December 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business for a total cash purchase price of approximately $3,188 (net of license fee below), plus a net asset payment of $11,093, transaction costs of $560 and a fee related to the RCA® brand in connection with future sales for a stated period of time. The purpose of this acquisition was to control the RCA trademark for the audio video field of use and to expand our core product offerings in certain developing markets. Contemporaneous with this transaction, the Company entered into a license agreement with Multimedia Device Ltd., a Chinese manufacturer, to market certain product categories acquired in the acquisition for an upfront fee of $10,000, the purchase of certain inventory and future royalty payments.

In November 2007, AAC completed the acquisition of all of the outstanding stock of Technuity, Inc., an emerging leader in the battery and power products industry and the exclusive licensee of the Energizer® brand in North America for rechargeable batteries and battery packs for camcorders, cordless phones, digital cameras, DVD players and other power supply devices, for a total cash purchase price of $20,373 (net of cash acquired), plus a working capital credit of $317, transaction costs of $1,085 and a maximum contingent earn out payment of $1,000, if certain sales and gross margin targets are met. The purpose of this acquisition was to further strengthen our accessory product lines and core offerings, to be the exclusive licensee of the Energizer® brand in North America for rechargeable batteries and power supply systems and to increase the Company’s market share in the consumer electronics accessory business.

In August 2007, Audiovox Germany completed the acquisition of certain assets of Incaar Limited, a U.K. business that specializes in rear seat electronics systems, for a total purchase price of $350, plus transaction costs of $51 and a maximum contingent earn out payment of $400, if certain earnings targets are met.  The purpose of this acquisition was to add the experience, concepts and product development of an Original Equipment Manufacturer (“OEM”) business to our European operations.

In March 2007, Audiovox Germany completed the stock acquisition of Oehlbach, a European market leader in the accessories business, for a total cash purchase price of $6,611, plus transaction costs of $200 and a contingent earn out payment, not to exceed 1 million euros.  The purpose of this acquisition was to add electronics accessory product lines to our European business.

In January 2007, we completed the acquisition of certain assets and liabilities of Thomson’s Americas consumer electronics accessory business for a total cash purchase price of approximately $50,000, plus a working capital payment of $7,617, plus a five year fee estimated to be $4,685 related to the RCA brand in connection with future sales and approximately $2,414 of transaction costs.  The purpose of this acquisition was to expand our market presence in the accessory business. The acquisition included the rights to the RCA Accessories brand for consumer electronics accessories as well as the Recoton, Spikemaster, Ambico and Discwasher brands for use on any product category and the Jensen, Advent, Acoustic Research and Road Gear brands for consumer electronics accessories.

On January 4, 2005, we purchased certain assets and liabilities of Terk Technologies Corp. ("Terk") for $15,274, as adjusted.  The purpose of this acquisition was to increase our market share for satellite radio products as well as accessories, such as antennas for HDTV products.

On July 8, 2003 we acquired, for $40,406, the U.S. audio operations of Recoton and the outstanding capital stock of Recoton German Holdings GmbH. The primary reason for this transaction was to expand the product offerings of Audiovox in the U.S. and Europe and to obtain certain long-standing trademarks such as Jensen® and Acoustic Research®.

We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets and expand our core business and distribution channels.

Refer to Note 3 “Business Acquisitions” of the Notes to Consolidated Financial Statements for additional information regarding the aforementioned acquisitions.

Divestitures (Discontinued Operations)

On November 7, 2005, we completed the sale of our majority owned subsidiary, Audiovox Malaysia (“AVM”), to the then current minority interest shareholder due to increased competition from non-local OEM’s and deteriorating credit quality of local customers.  We sold our remaining equity in AVM in exchange for a $550 promissory note and were released from all of our Malaysian liabilities, including bank obligations resulting in a loss on sale of $2,079.

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

We have used the net proceeds to invest in strategic and complementary acquisitions and invest in our current business.

These divestitures have been presented as discontinued operations, as such, certain reclassifications have been made to prior year amounts in order to conform to the current period presentation.  Refer to Note 2 “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information regarding the aforementioned divestitures.

Net Sales Growth

Net sales have a compound growth rate of 9.9% from $361,087 for the year ended November 30, 2002 to $591,355 for the year ended February 29, 2008.  During this period, our sales were impacted by the following items:

•	acquisition of Thomson’s Americas consumer electronics accessory business,
•	acquisition of Oehlbach’s accessory business,
•	acquisition of Incaar’s OEM business,
•	acquisition of Technuity’s accessory business,
•	acquisition of Thomson’s audio/video business,
•	acquisition of Terk Technologies,
•	acquisition of Recoton and growth in Jensen sales,
•	acquisition of Code-Alarm branded products,
•	the introduction of new products and lines such as portable DVD players, flat-panel TVs, satellite radio, GPS navigation and mobile multi-media devices,
•	volatility in core mobile, consumer and accessories sales due to increased competition and lower selling prices.

Strategy

Our objective is to grow our business by acquiring new brands, embracing new technologies, expanding product development and applying this to a continued stream of new products that should increase gross margins and improve operating income.  In addition, we plan to continue to acquire synergistic companies that would allow us to leverage overhead, penetrate new markets and expand existing product categories through our business channels.

The key elements of our strategy are as follows:

•	Capitalize and increase the Audiovox® family of brands,
•	Capitalize on niche product and distribution opportunities in the electronics industry,
•	Leverage our distribution network,
•	Grow our international presence,
•	Pursue strategic and complementary acquisitions,
•	Continue to outsource manufacturing to increase operating leverage, and
•	Monitor operating expenses.

Critical Accounting Policies and Estimates

General

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. The significant accounting policies and estimates which we believe are the most critical in fully understanding and evaluating the reported consolidated financial results include the following:

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

Sales Incentives

We offer sales incentives to our customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates and  (4) other trade allowances.  We account for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”). Except for other trade allowances, all sales incentives require the customer to purchase our products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a check.  All costs associated with sales incentives are classified as a reduction of net sales, and the following is a summary of the various sales incentive programs:

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

The accrual balance for sales incentives at February 29, 2008 and February 28, 2007 was $10,768 and $7,410, respectively.  Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

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

For the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, reversals of previously established sales incentive liabilities amounted to $4,108, $2,460, $480 and $2,836, respectively. These reversals include unearned and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Reversals of unearned sales incentives for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005 amounted to $1,970, $1,148, $0, and $1,007, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Reversals of unclaimed sales incentives for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005 amounted to $2,138, $1,312, $480, and $1,829, respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  We record charges for estimated credit losses against operating expenses and charges for price adjustments against net sales in the consolidated financial statements. The reserve for estimated credit losses at February 29, 2008 and February 28, 2007 was $6,386 and $5,062, respectively. While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Since our accounts receivable are concentrated in a relatively few number of large customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

Inventories

We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. We regularly review inventory quantities on-hand and record a provision, in cost of sales, for excess and obsolete inventory based primarily from selling price reductions subsequent to the balance sheet date, indications from customers based upon current negotiations, and purchase orders. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  During the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, we recorded inventory write-downs of $4,925, $2,977, $689, and $16,924, respectively.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, which consists of the excess cost over fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks and customer relationships) amounted to $124,435 at February 29, 2008 and $75,388 at February 28, 2007.  Goodwill, which includes equity investment goodwill, is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life.

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

Warranties

We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs, in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $13,272 and $5,856 at February 29, 2008 and February 28 2007, respectively.  While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

As discussed further in “Notes to Consolidated Financial Statements – Note 1(s) Accounting for Stock-Based Compensation,” we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on December 1, 2005 using the modified prospective method.  Through November 30, 2005 we accounted for our stock option plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, and as a result no compensation costs had been recognized in our historical consolidated statements of operations.

We have used and expect to continue to use the Black-Sholes option pricing model to compute the estimated fair value of stock-based awards.  The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates.  The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards.  As a result, if other assumptions or estimates had been used for options granted in the current and prior periods, the stock-based compensation expense of $886 that was recorded for the year ended February 29, 2008 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48").  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  We decrease the valuation allowance when, based on the weight of available evidence, it is more likely than not that the amount of future tax benefit will be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realized.  Any increase or decline in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is possible that the amount of unrecognized tax benefits could change in the next 12 months, however, the Company does not expect the change to have a significant impact on its results of operations or financial position. Furthermore, the Company provides loss contingencies for state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, which if are different, may materially impact the Company’s financial condition and results of operations.

Segment

We have determined that we operate in one reportable segment, the Electronics Group, based on review of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).  The characteristics of our operations that are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers, suppliers and product developers across multiple brands, our unified marketing and distribution strategy, our centralized inventory management and logistics, and the nature of the financial information used by our Executive Officers.  Management reviews the financial results of the Company based on the performance of the Electronics Group.

Results of Operations

In February 2006, we changed our fiscal year end from November 30th to February 28th.  Included in Item 8 of this annual report on Form 10-K are the consolidated balance sheets at February 29, 2008 and February 28,  2007 and the consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the years ended February 29, 2008, February 28, 2007, the three month transition period ending February 28, 2006 and the year ended November 30, 2005. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 29, 2008 with the audited year ended February 28, 2007, and the audited year ended February 28, 2007 with the unaudited year ended February 28, 2006 (derived from the results of operations of the last nine months of the fiscal year ended November 30, 2005 and the transition quarter ended February 28, 2006).  Refer to the previously filed Form 10-QT for the transition period ended February 28, 2006, which discusses the results of operations for the three months ended February 28, 2006 compared to the three months ended February 28, 2005.  We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

Year Ended February 29, 2008 Compared to the Year Ended February 28, 2007

Continuing Operations

The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 29, 2008 (“Fiscal 2008”) and February 28, 2007 (“Fiscal 2007”).

Net Sales

	Fiscal	Fiscal	$	%
	2008	2007	Change	Change

Electronics	$437,018	$432,943	$4,075	0.9%
Accessories	154,337	23,747	130,590	549.9
Total net sales	$591,355	$456,690	$134,665	29.5%

Electronics sales, which include both mobile and consumer electronics, represented approximately 73.9% of net sales in Fiscal 2008 compared to 94.8% in Fiscal 2007, increased by 0.9% or $4,075 primarily due to an increase in mobile audio sales as a result of improved sales in the Company’s car audio and Satellite Radio product lines and increases in the electronics sales of the Company’s International operations in Germany and Venezuela. Offsetting these increases were lower consumer electronic sales as a result of lower than anticipated holiday sales and industry-wide shortages of LCD panels that adversely affected sales of LCD TV’s, portable DVD’s and digital picture frames. Electronic sales also declined in certain mobile video categories due to increased OEM programs that include the video system as “standard” on more and more vehicles and a decline in new car sales.

Accessories sales, which represented 26.1% of our net sales in Fiscal 2008 compared to 5.2% in Fiscal 2007, increased approximately 549.9% or $130,590 due to the incremental sales generated from the recently acquired Thomson Accessory, Oehlbach and Technuity operations.

Sales incentive expense increased $11,504 to $24,005 in Fiscal 2008, as a result of a general increase in sales, specifically an increase in accessories net sales which offer more sales incentive programs, which was partially offset by a $1,648 increase in reversals to $4,108 during the year. The increase in reversals was primarily due to a $873 increase in reversals of unearned sales incentives as a result of large retail customers not reaching minimum sales targets required to earn sales incentive funds. We believe the reversal of unearned and earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unearned and earned but unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Fiscal	Fiscal
	2008	2007

Gross profit	$111,328	$79,319
Gross margin percentage	18.8%	17.4%

Gross margins increased by 140 basis points to 18.8% in Fiscal 2008 as compared to 17.4% in the prior year. Gross margins were favorably impacted by higher margins generated from the recently acquired companies, improved overall margins in our core business and improved buying programs and inventory management. Gross margins were adversely impacted by increased warehouse and assembly costs as a result of incremental transition costs necessary to facilitate the newly acquired companies as well as increased warranty and repair costs, freight and shipping costs and inventory provisions as a result of increased accessories sales. In addition, reversals of sales incentive expenses favorably impacted gross margins by 0.7% during Fiscal 2008.

Operating Expenses and Operating Income / (Loss)

	Fiscal	Fiscal	$	%
	2008	2007	Change	Change

Operating Expenses:
Selling	$35,703	$28,220	$7,483	26.5%
General and administrative	61,220	48,920	12,300	25.1
Engineering and technical support	9,983	7,256	2,727	37.6
Total Operating Expenses	$106,906	$84,396	$22,510	26.7%

Operating income (loss)	$4,422	$(5,077)	$9,499	187.1%

Operating expenses increased $22,510 or 26.7% in Fiscal 2008 as compared to Fiscal 2007. As a percentage of net sales, operating expenses decreased to 18.1% in Fiscal 2008 from 18.5% in Fiscal 2007 as a result of higher sales and better controls over our fixed costs. The increase in total operating expenses is due to the incremental costs related to the recently acquired Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson Audio/Video operations, which contributed total operating expenses of $25,097 in Fiscal 2008 and $1,180 in Fiscal 2007. Operating expenses for our core business was $81,809 in Fiscal 2008, a decrease of $1,407 or 1.7% over the prior year.

The following table sets forth, for the periods indicated, total operating expenses from our core business and the incremental operating expenses related to the recently acquired Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson Audio/Video businesses.

	Fiscal	Fiscal	$	%
	2008	2007	Change	Change

Core operating expenses	$81,809	$83,216	$(1,407)	(1.7	) %
Operating expenses from acquired businesses	25,097	1,180	23,917	2,026.9
Total operating expenses	$106,906	$84,396	$22,510	26.7%

      Selling expenses increased $7,483 or 26.5% primarily due to $10,072 of selling expenses in Fiscal 2008 related to the recently acquired Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson Audio/Video operations, an increase in the cost of travel and an increase in commission expense as a result of increases in commissionable sales and salesmen salaries and related benefits. These increases were partially offset by a decline in advertising expenses due to a decline in the budgeted amounts for general and print media advertising in Fiscal 2008. Selling expenses for our core business were $25,631 in Fiscal 2008, a decrease of $2,052 or 8% over the prior year.

General and administrative expenses increased $12,300 or 25.1% over the prior year due to the following:

•	$12,149 of expenses in Fiscal 2008 for the recently acquired operations of Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson Audio/Video operations,

•
$1,392 increase in salaries and related payroll taxes and benefits due to an increase in executive bonuses and profit sharing as a result of the company meeting certain earnings targets and general fiscal wage increases,

•	$454 increase in a non-cash stock based compensation and warrant expense due to the vesting of options to employees and outside consultants,

•	$559 increase in depreciation and amortization due to an increase in capital expenditures and amortizable intangibles as a result of acquisitions and investments in new systems,

•	$501 increase in communication expenses,

•	$344 increase in software maintenance fees, and

•	$602 increase in legal settlements from claims by a licensor.

The above increases were partially offset by a $1,099 decrease in professional fees due to a reduction in audit fees, legal and consulting costs and a $289 reduction in general insurance expenses offset by a $790 benefit related to a call/put option previously granted to certain employees. The benefit recorded for the year ended February 29, 2008 was due to a reduction in the call/put liability calculation as a result of the Oehlbach and Incaar acquisitions.

General and administrative costs from our core business were $48,448 in Fiscal 2008, an increase of $151 over the prior year.

Engineering and technical support expenses increased $2,727 or 37.6% due to $2,253 of expenses in Fiscal 2008 related to the recently acquired Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson Audio/Video operations and an increase in domestic direct labor and related payroll benefits as a result of increased product development efforts and general wage increases. Engineering and technical support expenses for our core business were $7,730 in Fiscal 2008, an increase of $493 over the prior year.

Other Income/(Expense)

	Fiscal	Fiscal	$	%
	2008	2007	Change	Change

Interest and bank charges	$(2,127)	$(1,955)	$(172)	8.8%
Equity in income of equity investees	3,590	2,937	653	22.2
Other, net	4,709	6,253	(1,544)	(24.7)
Total other income	$6,172	$7,235	$(1,063)	(14.7	) %

Interest and bank charges increased due to the additional debt assumed in connection with the acquisition of Oehlbach, one time bank charges related to the Euro Term loan agreement, which was repaid in full during September 2007, as well as increased working capital needs of our domestic and foreign subsidiaries. Interest and bank charges represent expenses for bank obligations of Audiovox Corporation, Audiovox Germany and Venezuela and interest payments for a capital lease.

Equity in income of equity investees increased due to increased equity income of Audiovox Specialized Applications, Inc. (ASA) as a result of increased sales and gross margins in the Jensen Audio and Voyager product lines.

Other income decreased due to a decline in interest income as a result of a decline in our short-term investment holdings due to cash utilized for acquisitions as well as current working capital requirements. This decrease was partially offset by realized gains on the sale of a portion of our marketable equity securities.

Income Tax Benefit

The effective tax rate in Fiscal 2008 was a provision of 36.3% as compared to a benefit of 71.1% in the prior year. The increase in the effective tax rate is due to lower tax exempt interest income earned on our short-term investments and increased income from operations. The effective tax rate is greater than the Federal statutory rate due to the impact of state and local taxes and the resolution of certain domestic and foreign tax audits.

Income (loss) from Discontinued Operations

The following is a summary of financial results included within discontinued operations :

	Fiscal	Fiscal
	2008	2007

Net sales from discontinued operations	$-	$-

Income (loss) from discontinued operations before income taxes	3,248	(1,163)
Income tax (provision) benefit	(1,529)	407
Net income (loss) from discontinued operations	$1,719	$(756)

The income (loss) from discontinued operations in Fiscal 2007 is primarily due to legal and related costs associated with contingencies pertaining to our discontinued Cellular business. The increase in the income from discontinued operations in Fiscal 2008 is due to a derivative legal settlement which resulted in pre-tax income of $3,349, net of legal fees and other administrative costs of $3,401 (see Note 16 to the Consolidated Financial Statements). The effective tax rate from discontinued operations for Fiscal 2008 was impacted by state and local taxes and the resolution of a domestic tax audit.

 Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income and basic and diluted net income per common share :

	Fiscal	Fiscal
	2008	2007

Operating income (loss)	$4,422	$(5,077)
Other income, net	6,172	7,235
Income from continuing operations before income taxes	10,594	2,158
Income tax (expense) benefit	(3,848)	1,534
Net income from continuing operations	6,746	3,692
Net income (loss) from discontinued operations, net of tax	1,719	(756)
Net income	$8,465	$2,936

Net income per common share:
Basic	$0.37	$0.13
Diluted	$0.37	$0.13

        Net income was favorably impacted by sales incentive reversals of $4,108 ($2,506 after taxes) and $2,460 ($1,501 after taxes) in Fiscal 2008 and 2007, respectively, and pre-tax income of $3,248 ($1,719 after taxes) recorded in discontinued operations in Fiscal 2008.

Year Ended February 28, 2007 Compared to Year Ended February 28, 2006

Continuing Operations

The following tables sets forth, for the periods indicated, certain statement of operations data for the years ended February 28, 2007 (“Fiscal 2007”) and 2006 (“Fiscal 2006”).

Net Sales

	Fiscal	Fiscal	$	%
	2007	2006	Change	Change

Electronics	$432,943	$512,022	$(79,079)	(15.4	) %
Accessories	23,747	14,764	8,983	60.8
Total net sales	$456,690	$526,786	$(70,096)	(13.3	) %

Electronics sales, which include both mobile and consumer electronics, represented 94.8% of our net sales in Fiscal 2007, decreased due to the absence of Rampage, Prestige and Video-in-a-Bag sales, which were the result of our decision to exit those product lines at the end of Fiscal 2006. In addition, we suspended sales of Plug & Play XM satellite radio receivers for five months pending the outcome of a Federal Communication Commission (‘‘FCC’’) issue. Electronic sales were also adversely impacted by lower average selling prices in our mobile multi-media line due to the maturing of the category and increased competition in the market. Electronics sales also decreased due to a decrease in average selling prices on LCD TVs and Plasma TVs during Fiscal 2007. In anticipation of the decline in selling prices we limited inventory for the holiday season, which adversely affected consumer electronics sales but reduced exposure from post holiday inventory write downs. In addition, during Fiscal 2007, the Company continued its policy of eliminating low margin retail programs which adversely impacted consumer sales. These decreases were partially offset by increased sales in Phase Linear, Audiovox Germany and Code Systems.

Accessories sales, which represented 5.2% of our net sales in Fiscal 2007, increased due to the incremental sales generated from the Thomson Accessories acquisition in January of 2007.

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

Gross Profit

	Fiscal	Fiscal
	2007	2006

Gross profit	$79,319	$60,418
Gross margin percentage	17.4%	11.5%

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

Operating Expenses and Operating / (Loss)

	Fiscal	Fiscal	$	%
	2007	2006	Change	Change

Operating Expenses:
Selling	$28,220	$30,632	$(2,412)	(7.9	) %
General and administrative	48,920	48,643	277	0.6
Engineering and technical support	7,256	6,191	1,065	17.2
Total Operating Expenses	$84,396	$85,466	$(1,070)	(1.3	) %

Operating Loss	$(5,077)	$(25,048)	$19,971	(79.7	) %

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

The following table sets forth, for the periods indicated, total operating expenses from our core business and the incremental operating expenses related to the recently acquired Thomson Accessory business.

	Fiscal	Fiscal	$	%
	2007	2006	Change	Change

Core operating expenses	$83,216	$85,466	$(2,250)	(2.6	) %
Operating expenses from acquired businesses	1,180	-	1,180	100
Total operating expenses	$84,396	$85,466	$(1,070)	(1.3	) %

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

Other Income (Expense)

	Fiscal	Fiscal	$	%
	2007	2006	Change	Change

Interest and bank charges	$(1,955)	$(2,405)	$450	(18.7	) %
Equity in income of equity investees	2,937	2,463	474	19.2
Other, net	6,253	6,894	(641)	(9.3)
Total other income	$7,235	$6,952	$283	4.1%

Interest and bank charges decreased due to reductions in outstanding bank obligations and long term debt.  Interest and bank charges represent expenses for debt and bank obligations of Audiovox Germany and Venezuela and interest for a capital lease.

           Equity in income of equity investees increased due to increased equity income of Audiovox Specialized Applications, Inc. (“ASA”) as a result of increased sales and gross margins in the Jensen Audio and Voyager product lines.

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

Loss  from Discontinued Operations

The following is a summary of results included within discontinued operations:

	Fiscal	Fiscal
	2007	2006

Net sales from discontinued operations	$-	$2,690

Loss from discontinued operations before income taxes	(1,163)	(774)
Income tax benefit	407	418
	(756)	(356)
Loss on sale of discontinued operations, net of tax	-	(2,079)
Loss from discontinued operations	$(756)	$(2,435)

      Included in loss from discontinued operations for fiscal 2006 is the financial results of Audiovox Malaysia which was sold on November 7, 2005.  The loss from discontinued operations for fiscal 2007 is primarily due to legal and related costs associated with contingencies pertaining to our discontinued Cellular business.

Net Income (Loss)

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating loss from continuing operations to reported net income (loss) and basic and diluted net income (loss) per common share.

	Fiscal	Fiscal
	2007	2006

Operating loss	$(5,077)	$(25,048)
Other income, net	7,235	6,952
Income (loss) from continuing operations before income taxes	2,158	(18,096)
Income tax benefit	1,534	12,328
Net income (loss) from continuing operations	3,692	(5,768)
Net loss from discontinued operations, net of tax	(756)	(2,435)
Net income (loss)	$2,936	$(8,203)

Net income (loss) per common share:
Basic	$0.13	$(0.36)
Diluted	$0.13	$(0.36)

Net income for fiscal 2007 was $2,936 compared to a net loss of $8,203 in fiscal 2006.  Income per share for fiscal 2007 was $0.13 (diluted) as compared to a loss per share of $0.36 (diluted) for fiscal 2006.  Net income (loss) was favorably impacted by sales incentive reversals of $2,460 ($1,501 after taxes) and $1,995 ($1,217 after taxes) for fiscal 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 29, 2008, we had working capital of $275,787 which includes cash and short-term investments of $39,341 compared with working capital of $305,960 at February 28, 2007, which included cash and short-term investments of $156,345.  The decrease in short-term investments is primarily due to the acquisitions of Oehlbach, Incaar, Technuity and Thomson's audio/video business totaling $42,265, the funding of our working capital, investments in capital equipment, repayment of certain bank and debt obligations and the repurchase of our common stock, partially offset by the proceeds received from the exercise of stock options and the sale of certain short and long-term investments.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments  to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.   The following table summarizes our cash flow activity for all periods presented:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

Cash provided by (used in):
Operating activities	$(64,691)	$43,420	$55,298	$(42,085)
Investing activities	93,465	(40,897)	(51,018)	13,629
Financing activities	(5,241)	(3,449)	(2,188)	(555)
Effect of exchange rate changes on cash	335	119	24	(234)
Net increase (decrease) in cash and cash equivalents	$23,868	$(807)	$2,116	$(29,245)

Operating activities used cash of $64,691 for the year ended February 29, 2008 due to: i) net income generated from continuing operations of $6,746, ii) increased inventory, accounts receivable and prepaid balances due to increased sales activity from our acquisitions and iii) decreased accounts payable and accrued expenses due to the timing and payment of invoices and expenses partially offset by depreciation and amortization.   Cash provided or used by operating activities is primarily generated from net income from continuing operations, the collection of accounts receivable, inventory turnover and payment of accounts payable, accrued expenses and income taxes. The timing of payments and collections can fluctuate and are often impacted by the timing of sales and inventory purchases.

Investing activities provided cash of $93,465 during the year ended February 29, 2008, primarily due to the sale (net of purchases) of short and long-term investments partially offset by the purchase of acquired businesses and capital expenditures. Cash provided or used by investing activities is primarily generated from activity related to investments as well as acquisitions and divestitures.

Financing activities used $5,241during the year ended February 29, 2008, primarily from the purchase of treasury stock and payment of bank and other debt obligations partially offset by proceeds received from the exercise of stock options and warrants.

As of February 29, 2008, we have a domestic credit line to fund the temporary short-term working capital needs of the Company.  This line expires on June 30, 2008 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%.  In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (“ABL”) credit facility.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At February 29, 2008, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$11,450	$521	$1,043	$1,108	$8,778
Operating leases (2)	23,250	4,205	6,148	4,630	8,267
Total contractual cash obligations	$34,700	$4,726	$7,191	$5,738	$17,045

	Amount of Commitment
	Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$3,070	$3,070	$-	$-	$-
Stand-by letters of credit (4)	2,399	2,399	-	-	-
Commercial letters of credit (4)	3,803	3,803	-	-	-
Debt (5)	1,703	935	530	238	-
Contingent earn-out payments (6)	5,893	890	3,916	1,087	-
Unconditional purchase obligations (7)	71,546	71,546	-	-	-
Total commercial commitments	$88,414	$82,643	$4,446	$1,325	$-

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $70 and $5,607, respectively at February 29, 2008.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Audiovox Germany factoring agreement at February 29, 2008.

4.
Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.  We also issue standby letters of credit to secure certain bank obligations and insurance requirements.

5.
Represents amounts outstanding under term loan agreements in connection with the Oehlbach acquisition.  This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.

6.	Represents contingent payments in connection with the Thomson Accessory, Oehlbach and Incaar acquisitions (see Note 3 of the Consolidated Financial Statements).

7.
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

Impact of Inflation and Currency Fluctuation

To the extent that we expand our operations into Europe, Canada, Latin America and the Pacific Rim, the effects of inflation and currency fluctuations could impact our financial condition and results of operations.  While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement.  SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, as it was amended by FASB Staff Position No. 157-b, Effective Date of FASB Statement No. 157.  The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of SFAS No. 157, but does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position or results of operations.

           In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.  The Company is currently evaluating the impact of SFAS No. 159, but does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position or results of operations.

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141(R), Business Combinations (“Statement No. 141(R)”) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Issuance of these standards is also noteworthy in that they represent the culmination of the first major collaborative convergence project between the International Accounting Standards Board and the FASB. Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company’s financial position or results of operations.

Item 7A-Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our market instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, interest rates and foreign currency exchange rates.

Marketable Securities

Marketable securities at February 29, 2008, which are recorded at fair value of $15,033, include an unrealized gain of $377 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1,503 as of February 29, 2008. Actual results may differ.

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

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  At February 29, 2008, we had translation exposure to various foreign currencies with the most significant being the Euro, Thailand Baht, Malaysian Ringgit, Hong Kong Dollar and Canadian Dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of February 29, 2008 amounts to $3,385. Actual results may differ.

Item 8-Consolidated Financial Statements and Supplementary Data

The information required by this item begins on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A-Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Audiovox Corporation and subsidiaries (the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in accordance with the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 29, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and adequately designed.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 29, 2008. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 29, 2008 based on the COSO criteria.

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

The effectiveness of the Company’s internal control over financial reporting as of February 29, 2008, has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton LLP’s attestation report on the effectiveness of the Company’ s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Audiovox Corporation

We have audited Audiovox Corporation (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Audiovox Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Audiovox Corporation and subsidiaries as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended, three months ended February 28, 2006 and the year ended November 30, 2005, and our report dated May 14, 2008 expressed an unqualified opinion thereon.

GRANT THORNTON LLP

Melville, New York
May 14, 2008

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 29, 2008 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 13, 2008, and such information is incorporated herein by reference.

PART IV

Item 15-Exhibits, Financial Statement Schedules

(1 and 2)	Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements attached hereto.

(3)	Exhibits. The following is a list of exhibits:

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on April 17, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2000).

3.2	By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-10726, filed May 4, 1987).

3.2a	Amendment to the Bylaws of the Company (incorporated by reference to the Company's Form 8-K filed via EDGAR on July 3, 2007).

10.1
Purchase Agreement made and entered into as of December 20, 2006 by and between Thomson and Audiovox Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 28, 2007).

10.2	Audiovox Corporation 2006 Stock Compensation Plan (incorporated by reference to the Company's Form S-8 filed via EDGAR on October 13, 2006)

10.3
Employment Agreement made effective as of the 1st day of March, 2007 by and between the Company and Patrick M. Lavelle (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 15, 2007)

10.4	Form of Transition Services Agreement (incorporated by reference to the Company's Form 8-K filed via EDGAR August 10, 2004).

10.5	Form of Trademark License Agreement (incorporated by reference to the Company's Form 8-K filed via EDGAR August 10, 2004).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Grant Thornton LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2007 and 2006 and for the Years Ended November 30, 2007, 2006 and 2005 (filed herewith).

99.2	Consent of McGladrey & Pullen, LLP (filed herewith).

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

AUDIOVOX CORPORATION

May 14, 2008                                                                BY: /s/ Patrick M. Lavelle
    Patrick M. Lavelle,
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2008
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 14, 2008
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 14, 2008
/s/ Philip Christopher Philip Christopher	Director	May 14, 2008
/s/ Paul C. Kreuch, Jr. Paul C. Kreuch, Jr.	Director	May 14, 2008
/s/ Dennis McManus Dennis McManus	Director	May 14, 2008
/s/ Peter A. Lesser Peter A. Lesser	Director	May 14, 2008

AUDIOVOX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of February 29, 2008 and February 28, 2007	F-3
Consolidated Statements of Operations for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005
F-5

Consolidated Statements of Cash Flows for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005	F-7

Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Audiovox Corporation

We have audited the accompanying consolidated balance sheets of Audiovox Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended, the three months ended February 28, 2006 and the year ended November 30, 2005. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for the years then ended, the three months ended February 28, 2006 and the year ended November 30, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the notes to consolidated financial statements, on December 1, 2005 the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment”, and on March 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 14, 2008 expressed an unqualified opinion thereon.

GRANT THORNTON LLP

Melville, New York
May 14, 2008

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
February 29, 2008 and February 28, 2007
(In thousands, except share data)

	2008	2007
Assets

Current assets:
Cash and cash equivalents	$39,341	$15,473
Short-term investments	-	140,872
Accounts receivable, net	112,688	86,003
Inventory	155,748	104,972
Receivables from vendors	29,358	13,935
Prepaid expenses and other current assets	13,780	11,427
Income taxes receivable	-	3,518
Deferred income taxes	7,135	2,492
Total current assets	358,050	378,692

Investment securities	15,033	13,179
Equity investments	13,222	11,353
Property, plant and equipment, net	21,550	18,019
Goodwill	23,427	17,514
Intangible assets	101,008	57,874
Deferred income taxes	-	1,858
Other assets	746	631
Total assets	$533,036	$499,120

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$24,433	$34,344
Accrued expenses and other current liabilities	38,575	26,564
Income taxes payable	5,335	-
Accrued sales incentives	10,768	7,410
Bank obligations	3,070	2,890
Current portion of long-term debt	82	1,524
Total current liabilities	82,263	72,732

Long-term debt	1,621	5,430
Capital lease obligation	5,607	5,676
Deferred compensation	4,406	7,573
Other tax liabilities	4,566	3,347
Deferred tax liabilities	6,057	-
Other long term liabilities (Note 3)	5,003	-
Total liabilities	109,523	94,758

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,414,217 and 22,005,346 shares issued, 20,593,660 and 20,312,299 shares outstanding at February 29, 2008 and February 28 2007, respectively	224	220
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	274,282	271,056
Retained earnings	162,542	151,363
Accumulated other comprehensive income (loss)	4,847	(1,320)
Treasury stock, at cost, 1,820,552 and 1,693,047 shares of Class A common stock at February 29, 2008 and February 28, 2007, respectively	(18,404)	(16,979)
Total stockholders' equity	423,513	404,362
Total liabilities and stockholders' equity	$533,036	$499,120

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended February 29, 2008, February 28, 2007,
the Three Months Ended February 28, 2006 and the Year Ended November 30, 2005
(In thousands, except share and per share data)

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

Net sales	$591,355	$456,690	$103,050	$539,716
Cost of sales	480,027	377,371	87,400	478,877
Gross profit	111,328	79,319	15,650	60,839

Operating expenses:
Selling	35,703	28,220	6,824	31,799
General and administrative	61,220	48,920	10,517	50,540
Engineering and technical support	9,983	7,256	1,468	6,190
Total operating expenses	106,906	84,396	18,809	88,529

Operating income (loss)	4,422	(5,077)	(3,159)	(27,690)

Other income (expense):
Interest and bank charges	(2,127)	(1,955)	(560)	(2,478)
Equity in income of equity investees	3,590	2,937	474	2,342
Other, net (Note 1(q))	4,709	6,253	1,769	9,730
Total other income, net	6,172	7,235	1,683	9,594

Income (loss) from continuing operations before income taxes	10,594	2,158	(1,476)	(18,096)
Income tax (expense) benefit	(3.848)	1,534	1,843	11,409
Net income (loss) from continuing operations	6,746	3,692	367	(6,687)
Net income (loss) from discontinued operations, net of tax (Note 2)	1,719	(756)	(184)	(2,904)
Net income (loss)	$8,465	$2,936	$183	$(9,591)

Net income (loss) per common share (basic):
From continuing operations	$0.29	$0.16	$0.02	$(0.30)
From discontinued operations	0.08	(0.03)	(0.01)	(0.13)
Net income (loss) per common share (basic)	$0.37	$0.13	$0.01	$(0.43)

Net income (loss) per common share (diluted):
From continuing operations	$0.29	$0.16	$0.02	$(0.30)
From discontinued operations	0.08	(0.03)	(0.01)	(0.13)
Net income (loss) per common share (diluted)	$0.37	$0.13	$0.01	$(0.43)

Weighted-average common shares outstanding (basic)	22,853,482	22,366,413	22,526,497	22,278,542
Weighted-average common shares outstanding (diluted)	22,876,112	22,557,272	22,766,593	22,278,542

 See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended February 29, 2008, February 28, 2007,
the Three Months Ended February 28, 2006 and the Year Ended November 30, 2005
 (In thousands, except share data)

		Class A			Accumulated		Total
		and Class B			other		Stock-
	Preferred	Common	Paid-in	Retained	comprehensive	Treasury	holders'
	Stock	Stock	Capital	Earnings	income (loss)	stock	equity

Balances at November 30, 2004	$2,500	$231	$253,959	$157,835	$(1,841)	$(8,497)	$404,187
Comprehensive loss:
Net loss	-	-	-	(9,591)	-	-	(9,591)
Foreign currency translation adjustment, net of reclassification adjustment (see disclosure below)	-	-	-	-	(157)	-	(157)
Unrealized loss on marketable securities, net of tax effect of $190	-	-	-	-	(310)	-	(310)
Other comprehensive loss	-	-	-	-	-	-	(467)
Comprehensive loss	-	-	-	-	-	-	(10,058)
Exercise of stock options into 660,500 shares of common stock	-	6	7,686	-	-	-	7,692
Tax benefit of stock options exercised	-	-	1,357	-	-	-	1,357
Purchase of 150,000 shares of treasury stock	-	-	-	-	-	(2,037)	(2,037)
Issuance of 1,205 shares of treasury stock	-	-	6	-	-	10	16
Balances at November 30, 2005	2,500	237	263,008	148,244	(2,308)	(10,524)	401,157

Comprehensive income:
Net income	-	-	-	183	-	-	183
Foreign currency translation adjustment, net	-	-	-	-	263	-	263
Unrealized gain on marketable securities, net of tax effect of $881	-	-	-	-	1,437	-	1,437
Other comprehensive income	-	-	-	-	-	-	1,700
Comprehensive income	-	-	-	-	-	-	1,883
Purchase of 168,800 shares of treasury stock	-	-	-	-	-	(2,308)	(2,308)
Balances at February 28, 2006	2,500	237	263,008	148,427	(608)	(12,832)	400,732

Comprehensive income:
Net income	-	-	-	2,936	-	-	2,936
Foreign currency translation adjustment, net of reclassification adjustment (see disclosure below)	-	-	-	-	1,180	-	1,180
Unrealized loss on marketable securities, net of tax effect of $1,210, and reclassification adjustment (see disclosure below)	-	-	-	-	(1,892)	-	(1,892)
Other comprehensive loss	-	-	-	-	-	-	(712)
Comprehensive income	-	-	-	-	-	-	2,224
Exercise of stock options into 485,000 shares of common stock	-	5	4,223	-	-	-	4,228
Purchase of 305,100 shares of treasury stock	-	-	-	-	-	(4,155)	(4,155)
Tax benefit of stock options exercised	-	-	896	-	-	-	896
Stock based compensation expense	-	-	432	-	-	-	432
Repurchase of preferred stock	(2,500)	-	2,495	-	-	-	(5)
Issuance of 605 shares of treasury stock	-	-	2	-	-	8	10
Balances at February 28, 2007	-	242	271,056	151,363	(1,320)	(16,979)	404,362

Audiovox Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), continued
Years Ended February 29, 2008, February 28, 2007,
the Three Months Ended February 28, 2006 and the Year Ended November 30, 2005
 (In thousands, except share data)

		Class A			Accumulated		Total
		and Class B			other		Stock-
	Preferred	Common	Paid-in	Retained	comprehensive	Treasury	holders'
	Stock	Stock	Capital	Earnings	income (loss)	stock	equity

Comprehensive income:
Net income	-	-	-	8,465	-	-	8,465
Foreign currency translation adjustment, net of reclassification adjustment (see disclosure below)	-	-	-	-	4,229	-	4,229
Unrealized gain on marketable securities, net of tax effect of $1,239 and reclassification adjustment (see disclosure below)	-	-	-	-	1,938	-	1,938
Other comprehensive income	-	-	-	-	-	-	6,167
Comprehensive income	-	-	-	-	-	-	14,632
Exercise of stock options into 131,464 shares of common stock	-	4	3,144	-	-	-	3,148
Reversal of tax benefits from stock options exercised	-	-	(805)	-	-	-	(805)
Stock-based compensation expense	-	-	886	-	-	-	886
Cumulative effect of a change in accounting principles (FIN No. 48)	-	-	-	2,714	-	-	2,714
Purchase of 128,100 shares of treasury stock	-	-	-	-	-	(1,431)	(1,431)
Issuance of 585 shares of treasury stock	-	-	1	-	-	6	7
Balances at February 29, 2008	$0	$246	$274,282	$162,542	$4,847	$(18,404)	$423,513

	Year	Year	Three	Year
	Ended	Ended	Months Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005
Disclosure of reclassification amount:
Unrealized foreign currency translation gain (loss)	$3,886	$1,119	$263	$(1,522)
Less: reclassification adjustments for loss included in net income (loss)	(343)	(61)	-	(1,365)
Net unrealized foreign currency translation gain (loss)	$4,229	$1,180	$263	$(157)

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007
Disclosure of reclassification amount:
Unrealized gain (loss) on marketable securities	$3,814	$(2,009)
Less: reclassification adjustments for gain (loss) included in net income	1,876	(117)
Net unrealized gain (loss) on marketable securities, net of tax	$1,938	$(1,892)

  See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 29, 2008, February 28, 2007,
the Three Months Ended February 28, 2006 and the Year Ended November 30, 2005
 (Dollars in thousands)
			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$8,465	$2,936	$183	$(9,591)
Net (income) loss from discontinued operations	(1,719)	756	184	2,904
Net income (loss) from continuing operations	6,746	3,692	367	(6,687)

Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Depreciation and amortization	5,750	3,994	951	3,635
Bad debt expense (recovery)	297	(23)	(595)	1,105
Equity in income of equity investees	(3,590)	(2,937)	(474)	(2,342)
Other-than-temporary decline in market value of investment	-	-	-	1,758
Deferred income tax (benefit) expense, net	(1,198)	606	2,959	(3,104)
Loss (gain) on disposal of property, plant and equipment	19	7	(155)	3
Tax benefit on stock options exercised	805	(896)	-	1,357
Non-cash compensation (benefit) expense adjustment	(790)	353	(115)	408
Unrealized gain on trading security	-	-	-	(4,971)
Non-cash stock based compensation expense	886	432	-	-
Realized (gain) loss on sale of investment	(1,533)	178	-	-
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(17,925)	4,066	40,560	(2,378)
Inventory	(19,210)	23,589	33,091	17,805
Receivables from vendors	(15,275)	(4,079)	(1,752)	(1,064)
Prepaid expenses and other	(3,560)	(1,147)	945	(2,359)
Investment securities-trading	3,167	(1,026)	(395)	(1,279)
Accounts payable, accrued expenses,accrued sales incentives and other current liabilities	(23,387)	7,466	(18,314)	(19,954)
Income taxes payable	4,107	9,145	(1,775)	(41,245)
Change in assets and liabilities of discontinued operations	-	-	-	17,227
Net cash (used in) provided by operating activities	(64,691)	43,420	55,298	(42,085)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,326)	(2,711)	(479)	(2,450)
Proceeds from sale of property, plant and equipment	94	50	677	18
Proceeds from distribution from an equity investee	1,720	3,419	713	1,147
Proceeds from a liquidating distribution from an available-for-sale investment	646	-	-	-
Purchase of long-term investment	-	(1,000)	-	-
Net proceeds from sale of Cellular business	-	-	-	16,736
Escrow payment for minority interest	-	-	-	(1,702)
Purchase of short-term investments	(33,750)	(158,230)	(52,000)	(143,075)
Sale of short-term investments	169,855	178,175	-	158,450
Sale of long-term investment	4,561	360	-	-
Purchase of patents	(70)	(475)	-	(150)
(Purchase of) proceeds from acquired businesses, less cash acquired	(42,265)	(60,485)	71	(15,345)
Net cash provided by (used in) investing activities	93,465	(40,897)	(51,018)	13,629

Cash flows from financing activities:
Borrowings from bank obligations	-	-	654	1,100
Repayments on bank obligations	(1,758)	(2,853)	(114)	(5,350)
Principal payments on capital lease obligation	(69)	(89)	(37)	(69)
Proceeds from exercise of stock options and warrants	3,148	4,228	-	7,692
Repurchase of Class A common stock	(1,425)	(4,155)	(2,308)	(2,037)
Repurchase of preferred stock	-	(5)	-	-
Principal payments on debt	(4,332)	(1,471)	(383)	(1,831)
Tax benefit on stock options exercised	(805)	896	-	-
Cash used by discontinued operations	-	-	-	(60)
Net cash used in financing activities	(5,241)	(3,449)	(2,188)	(555)
Effect of exchange rate changes on cash	335	119	24	(234)
Net increase (decrease) in cash and cash equivalents	23,868	(807)	2,116	(29,245)
Cash and cash equivalents at beginning of period	15,473	16,280	14,164	43,409
Cash and cash equivalents at end of period	$39,341	$15,473	$16,280	$14,164

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, excluding bank charges	$1,795	$1,739	$495	$1,699
Income taxes (net of refunds)	$2,316	$(10,226)	$(2,116)	$31,639

  See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 29, 2008
(Dollars in thousands, except share and per share data)

1)           Description of Business and Summary of Significant Accounting Policies

    a)         Description of Business and Accounting Principles

Audiovox Corporation and subsidiaries (the “Company”) is a leading international distributor and value added service provider in the mobile, consumer and accessory electronics industries. The Company designs and markets a diverse line of electronic products under the Audiovox® and other brand names throughout the world.  The Company has one reportable segment, the Electronics Group, which is organized by product category.  We conduct our business through seven wholly-owned subsidiaries: American Radio Corp., Audiovox Accessories Corp. (“AAC”),  Audiovox Consumer Electronics, Inc., Audiovox Electronics Corporation ("AEC"), Audiovox German Holdings GmbH  ("Audiovox Germany"), Audiovox Venezuela, C.A and Code Systems, Inc. ("Code").  The Company completed the divestiture of Audiovox  Malaysia on November 7, 2005 (see Note 2).   Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

In February 2006, the Company changed its fiscal year end from November 30th to February 28th.  The Company’s current fiscal year began March 1, 2007 and ended on February 29, 2008.  This annual report on Form 10-K supplements the transition report on Form 10-Q for the three month transition period ended February 28, 2006 and compares the financial position as of February 29, 2008 to February 28, 2007 and the results of operations for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005.

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

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, as defined in FIN No. 46(R), are accounted for using the equity method.  The Company's share of its equity method investees earnings or losses are included in other income in the accompanying Consolidated Statements of Operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investee at the end of the year. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

    c)         Use of Estimates

The preparation of these financial statements require the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses.  Such estimates include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, reserve for uncertain tax positions, valuation of long-lived assets, accrued sales incentives, warranty reserves, stock-based compensation and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Actual results could differ from those estimates.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

    d)         Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash equivalents amounted to $35,400 and $14,017 at February 29, 2008 and February 28, 2007, respectively.  Cash amounts held in foreign bank accounts amounted to $5,383 and $2,882 at February 29, 2008 and February 28, 2007, respectively.

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

The cost, gross unrealized gains (losses) and aggregate fair value of investment securities as of February 29, 2008 and February 28, 2007 are as follows:

	February 29, 2008

		Unrealized	Aggregate
		Holding	Fair
	Cost	Gain/(Loss)	Value

Long-term investment securities*	$4,550	-	$4,550
CellStar Common Stock*	1	110	111
Bliss-tel Stock and Warrants* (see Note 13)	3,825	1,141	4,966
Other Investment*	1,000		1,000
Trading Securities (see Note 10)	4,406		4,406
Long-term investments	$13,782	$1,251	$15,033

	February 28, 2007

		Unrealized	Aggregate
		Holding	Fair
	Cost	Gain/(Loss)	Value

Short-term investment securities*	$140,872	-	$140,872

CellStar Common Stock*	$643	$168	$811
Bliss-tel Stock and Warrants* (see Note 13)	6,510	(2,755)	3,755
Other Investment*	1,040	-	1,040
Trading Securities	7,573	-	7,573
Long-term investments	$15,766	$(2,587)	$13,179

* Represents investments that are classified as available-for-sale securities.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

Long-term investment securities consist of taxable auction rate notes which have long-term maturity dates (October 2038) and are classified as available-for-sale at February 29, 2008.

During fiscal 2007, short-term investment securities consisted of tax-exempt auction rate notes, which are available for sale one year or less when purchased.  The Company's overall goal for short-term investments is to invest primarily in low risk, fixed income securities with the intention of maintaining principal while generating a moderate return.  In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities and all investments have an Aaa or better rating at February 29, 2008.  Trading securities consist of mutual funds, which are held in connection with the Company’s deferred compensation plan.

Deferred tax (liabilities) assets of $(488) and $1,009 related to available-for-sale securities were recorded at February 29, 2008 and February 28, 2007, respectively, as a reduction to the unrealized holding gain (loss) included in accumulated other comprehensive income (loss).

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

    f)   Revenue Recognition

The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB shipping point or FOB destination, based upon terms established with the customer. The Company's selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates.  Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for product returns from the Company's customers. The Company does accept product returns, if properly requested, authorized, and approved by the Company. The Company records an estimate of product returns by its customers and records the provision for the estimated amount of such future returns at point of sale, based on historical experience and any notification the Company receives of pending returns.

The Company includes all costs incurred for shipping and handling as cost of sales and all amounts billed to customers as revenue.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

    g)   Accounts Receivable

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

Accounts receivable is comprised of the following:

	February 29,	February 28,
	2008	2007

Trade accounts receivable and other	$119,349	$91,330
Less:
Allowance for doubtful accounts	6,386	5,062
Allowance for cash discounts	275	265
	$112,688	$86,003

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

    h)         Inventory

The Company values its inventory (finished goods) at the lower of the actual cost to purchase (primarily on a weighted moving-average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily from selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  The Company recorded inventory write-downs of $4,925, $2,977, $689, and $16,924 for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively.

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

The Company's estimates of excess and obsolete inventory may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory.  Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand, price or technological developments could have a significant impact on the value of the Company's inventory and reported operating results.

    i)         Property, Plant and Equipment

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

A summary of property, plant and equipment, net, are as follows:

	February 29,	February 28,
	2008	2007

Land	$338	$338
Buildings	6,667	5,806
Property under capital lease	6,981	6,981
Furniture, fixtures and displays	3,049	2,457
Machinery and equipment	6,515	5,912
Construction-in-progress	26	48
Computer hardware and software	20,134	15,146
Automobiles	1,274	977
Leasehold improvements	5,898	5,136
	50,882	42,801
Less accumulated depreciation and amortization	29,332	24,782
	$21,550	$18,019

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Furniture, fixtures and displays	5-10 years
Machinery and equipment	5-10 years
Computer hardware and software	3-5 years
Automobiles	3 years

Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases are amortized over the term of the respective lease.  Capitalized computer software costs obtained for internal use are amortized on a straight-line basis.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

Depreciation and amortization of property, plant and equipment amounted to $4,609, $3,599, $893 and $3,399 for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $812, $334, $65 and $179 for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively. Also included in depreciation expense is $251 of depreciation related to property under a capital lease for the year ended February 29, 2008, $240 for the years ended February 28, 2007 and November 30, 2005, and $60 for the three months ended February 28, 2006.

Accumulated depreciation and amortization includes $2,389 and $2,138 related to property under a capital lease at February 29, 2008 and February 28, 2007, respectively.  Computer software includes approximately $3,302 and $1,240 of unamortized costs as of February 29, 2008 and February 28, 2007, respectively, related to the acquisition and installation of management information systems for internal use.

    j)         Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the excess over the fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks/tradenames and customer relationships).

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount.  Equity method goodwill, which amounted to $4,602 at February 29, 2008 and February 28, 2007, is evaluated for impairment under Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock", as amended.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS No. 144”).

For intangible assets with indefinite lives, including goodwill, the Company performed its annual impairment test, as of the end of the fiscal fourth quarter, which indicated no impairment is required.  The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives.

        Goodwill

The change in the carrying amount of goodwill is as follows:

	February 29,	February 28,
	2008	2007

Net beginning balance	$17,514	$16,067
Technuity purchase price allocation (see Note 3)	5,913	-
Purchase of minority interest (see Note 16)	-	1,447
Net ending balance	$23,427	$17,514

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

        Other Intangible Assets

	February 29, 2008
	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$86,368	$-	$86,368
Customer relationships subject to amortization (5-15 years)	14,685	741	13,944
Patents subject to amortization (5-10 years)	695	385	310
Contract subject to amortization (5 years)	1,104	718	386
Total	$102,852	$1,844	$101,008

	February 28, 2007
	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$56,835	$-	$56,835
Patents subject to amortization	625	193	432
Contract subject to amortization (5 years)	1,104	497	607
Total	$58,564	$690	$57,874

During the year ended February 29, 2008, the Company purchased $70 of patents subject to amortization with an estimated useful life of eighty-nine months.  In addition, the Company acquired in November and December 2007, $27,435 of intangible assets in connection with two acquisitions, which has been preliminarily allocated to trademarks not subject to amortization and customer relationships subject to amortization (see Note 3). The weighted-average amortization period for customer relationships as of February 29, 2008 is approximately 11.5 years.

Amortization expense for intangible assets amounted to $1,141, $395, $58 and $236 for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively.  The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending February 28, 2013 is as follows:

Fiscal Year	Amount
2009	$1,606
2010	1,477
2011	1,278
2012	1,278
2013	1,239
$6,878

    k)         Sales Incentives

The Company offers sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates and (4) other trade allowances.  The Company accounts for sales incentives in accordance with Emerging Issues Task Force 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (“EITF 01-9”).  Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a cash payout.  All costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs:

Co-operative advertising allowances are offered to customers as reimbursement towards their costs for print or media advertising in which the Company’s product is featured on its own or in conjunction with other companies' products.  The amount offered is either a fixed amount or is based upon a fixed percentage of sales revenue or a fixed amount per unit sold to the customer during a specified time period.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

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

The accrual balance for sales incentives at February 29, 2008 and February 28, 2007 was $10,768 and $7,410, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers could have a significant impact on the sales incentives liability and reported operating results.

For the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, reversals of previously established sales incentive liabilities amounted to $4,108, $2,460, $480 and $2,836, respectively. These reversals include unearned and unclaimed sales incentives. Reversals of unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unearned sales incentives for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005 amounted to $1,970, $1,148, $0 and $1,007, respectively.  Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005 amounted to $2,138, $1,312, $480 and $1,829, respectively.

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

A summary of the activity with respect to sales incentives is provided below:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

Opening balance	$7,410	$8,512	$9,826	$7,584
Accruals	29,084 **	14,961	3,526	20,609 *
Payments	(21,618)	(13,603)	(4,360)	(15,531)
Reversals for unearned incentives	(1,970)	(1,148)	-	(1,007)
Reversals for unclaimed incentives	(2,138)	(1,312)	(480)	(1,829)
Ending balance	$10,768	$7,410	$8,512	$9,826
The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

*  Included in accruals for the year ended November 30, 2005 is $1,255 of accrued sales incentives from the acquisition of Terk (see Note 4).

** Included in accruals for the year ended February 29, 2008 is $325 and $646 of accrued sales incentives acquired from the acquisitions of Oehlbach and Technuity, respectively (see Note 3).

    l)       Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $5,854, $6,194, $1,682 and $8,214 for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively.

    m)  Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $13,272 and $5,856 is recorded in accrued expenses in the accompanying consolidated balance sheets as of February 29, 2008 and February 28, 2007, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $4,047 and $3,730 is recorded as a reduction to inventory in the accompanying consolidated balance sheets as of February 29, 2008 and February 28, 2007, respectively. Warranty claims and product repair costs expense for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005 were $9,401, $8,047, $477 and $6,063, respectively.

Changes in the Company's product warranties and product repair costs are as follows:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

Beginning balance	$9,586	$9,947	$10,329	$11,794
Liabilities acquired during acquisitions (see Note 3)	12,848	1,705	-	-
Liabilities accrued for warranties issued	9,401	8,047	477	6,063
Warranty claims paid	(14,516)	(10,113)	(859)	(7,528)
Ending balance	$17,319	$9,586	$9,947	$10,329

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

    n)       Foreign Currency

Assets and liabilities of those subsidiaries and former equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (“SFAS No. 52”). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss). For the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, the Company recorded foreign currency transaction losses (gains) in the amount of $(218), $(285), $43 and $(315), respectively.

Exchange gains and losses on inter-company balances of a long-term nature are also recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss).

    o)       Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 8). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on March 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

    p)       Income (Loss) Per Common Share

Basic income (loss) per common share is based upon the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

A reconciliation between the denominators of the basic and diluted income (loss) per common share are as follows:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

Weighted-average number of common shares outstanding (basic)	22,853,482	22,366,413	22,526,497	22,278,542
Effect of dilutive securities:
Stock options and stock warrants	22,680	190,859	240,096	-
Weighted-average number of common and potential common shares outstanding (diluted)	22,876,162	22,557,272	22,766,593	22,278,542

Stock options and stock warrants totaling 1,336,787, 1,157,226, 1,028,000 and 611,923 for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively, were not included in the net income (loss) per common share calculation because the exercise price of these options and warrants were greater than the average market price of common stock during the period or these options and warrants were anti-dilutive due to losses during the respective periods.

    q)       Other Income (Loss)

Other income (loss) is comprised of the following:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

CellStar impairment (see Note 1 (e))	$-	$-	$-	$(1,758)
Bliss-tel (see Note 13)	1,533	(178)	-	4,971
Interest Income	3,078	6,218	1,108	3,813
Rental income	552	552	143	610
Other	(454)	(339)	518	2,094
Total other, net	$4,709	$6,253	$1,769	$9,730

    r)       Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

    s)       Accounting for Stock-Based Compensation

The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (“ISO's”) and non-qualified stock options (“NQSO's”) to purchase shares of Class A common stock. Under the stock option plans, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A common stock on the date of grant. The options must be exercised no later than ten years after the date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A Common Stock.  As of February 29, 2008, 1,228,750 shares were available for future grants under the terms of these plans.

Prior to December 1, 2005, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees” (“APB No. 25"), and related interpretations while disclosing pro-forma net income (loss) and pro-forma net income (loss) per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation” (“SFAS No. 123”).  Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant.  The Company issued all stock option grants with exercise prices equal to, or greater than, the market value of the underlying common stock on the date of grant.  Accordingly, no compensation expense relating to the grant of such options was recognized in the consolidated statements of operations through November 30, 2005.

Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award at the date of grant and be recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method.  This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all unvested stock options outstanding.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods.  Since all options outstanding as of December 1, 2005 were fully vested and exercisable, there was no compensation expense recognized for options granted prior to the adoption of SFAS No. 123 (R) in the consolidated statement of operations.  Prior to adopting SFAS No. 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow,  which was $1,357 for the year ended November 30, 2005.  SFAS No. 123(R) requires tax benefits related to stock based compensation be presented as an operating activity outflow and finance activity inflow on a prospective basis, which was $850 and $896 for the years ended February 29, 2008 and February 28, 2007.  In addition, the Company elected to use the “short cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123(R), which resulted in no historical pool of windfall tax benefits.  The election of the “short cut” method did not have an impact on the Company’s consolidated financial statements.

The following table illustrates the effect on net loss and net loss per common share as if the Company had measured the compensation cost for stock option programs under SFAS No. 123 during the year ended November 30, 2005.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

Year Ended
November 30,
2005

Net loss:
As reported	$(9,591)
Stock based compensation expense	(490)
Pro-forma	$(10,081)
Net loss per common share (basic and diluted):
As reported	$(0.43)
Pro-forma	$(0.45)

The Company granted 257,500 stock options during August 2007, which vest one-third on August 31, 2007, one-third on November 30, 2007, and one-third on February 28, 2008, expire three years from date of vesting (August 31, 2010, November 30, 2010, and February 28, 2011, respectively), have an exercise price equal to $1.00 above the lowest sales price of the Company’s stock on the day prior to the date of grant ($10.90), have a contractual term between 2 years and 3.7 years and a grant date fair value of $3.26 per share determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value). In connection with this option grant, there were also 15,000 options granted to an outside director that expire on September 9, 2009, which have a contractual life of 2.1 years and a grant date fair value of $2.57 per share.

In addition, the Company issued 17,500 warrants to purchase the Company’s common stock at an exercise price of $10.90 per share as consideration for past legal services rendered. The warrants are exercisable immediately, expire three years from date of issuance and have a fair value on issuance date of $3.26 per warrant determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value). Accordingly, the Company recorded additional legal expense in the amount of approximately $57 during the year ended February 29, 2008, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at February 29, 2008.

The Company granted 105,000 stock options during the year ended February 28, 2007, which vested immediately, had exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of two years.  The per share fair value of stock options granted during the year ended February 28, 2007 was $4.15 and $3.75.

The per share weighted-average fair value of stock options granted during the years ended February 29, 2008 and February 28, 2007 was $3.22 and $4.11, respectively on the date of grant.

The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Sholes option valuation model granted during the year was as follows:

	Year	Year
	Ended	Ended
	February 29,	February 28,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	47.0%	49.8%
Risk-free interest rate	4.6%	4.7%
Expected life (years)	2.0 - 3.0	2.0

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the consolidated statement of operations for the years ended February 29, 2008 and February 28, 2007:

	Year	Year
	Ended	Ended
	February 29,	February 28,
	2008	2007

Cost of sales	$16	$21
Selling expense	192	156
General and administrative expenses	662	245
Engineering and technical support	16	10
Stock-based compensation expense before income tax benefits	$886	$432

Net income from continuing operations and net income was impacted by $506 (after tax) and $264 (after tax) in stock based compensation expense or $0.02 and $0.01 per diluted share for the years ended February 29, 2008 and February 28, 2007, respectively.

Information regarding the Company's stock options and warrants are summarized below:

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding at November 30, 2004	2,547,700	$11.74
Granted	324,952	13.76
Exercised	(660,500)	11.65
Forfeited/expired	(10,000)	15.00
Outstanding at November 30, 2005	2,202,152	12.04
Forfeited/expired	(5,000)	13.69
Outstanding at February 28, 2006	2,197,152	12.04
Granted	105,000	13.42
Exercised	(485,000)	8.72
Forfeited/expired	(32,500)	14.39
Outstanding and exercisable at February 28, 2007	1,784,652	12.97
Granted	275,000	10.90
Exercised	(408,866)	7.70
Forfeited/expired	(83,750)	13.68
Outstanding and exercisable at February 29, 2008	1,567,036	$13.96

At February 29, 2008 and February 28, 2007, the Company had no unrecognized compensation cost as all stock options were fully vested.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

Summarized information about stock options outstanding as of February 29, 2008 is as follows:

	Outstanding and Exercisable
		Weighted-	Weighted-
		Average	Average
Exercise		Exercise	Life
Price	Number	Price	Remaining
Range	of Shares	of Shares	in Years

$4.63 - 8.00	10,000	$4.63	0.67
$8.01 - 13.01	283,334	$10.95	3.09
$13.01 - 15.00	1,273,702	$14.70	1.59

The aggregate pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 29, 2008 was $3,043,800  This amount changes based on the fair market value of the company’s stock.  The total intrinsic value of options exercised for the years ended February 29, 2008, February 28, 2007 and November 30, 2005 were $3,149, $2,519 and $3,570, respectively.

    t)         Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes accumulated foreign currency translation gains of $4,470 and $241, and unrealized gains (losses) on investment securities classified as available-for-sale of $377and $(1,561) at February 29, 2008 and February 28, 2007, respectively.

During the years ended February 29, 2008 and February 28, 2007, $1,876 and $(117) of unrealized gains (losses) on available-for-sale investment securities were transferred into earnings as a result of the disposition of the investment. During the year ended November 30, 2005, $1,758 of unrealized losses on available-for-sale investment securities were transferred into earnings as a result of an other than temporary impairment charge.  The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

    u)         New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement.  SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, as it was amended by FASB Staff Position No. 157-b, Effective Date of FASB Statement No. 157.  The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of SFAS No. 157, but does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.  The Company is currently evaluating the impact of SFAS No. 159, but does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position or results of operations.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141(R), Business Combinations (“Statement No. 141(R)”) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Issuance of these standards is also noteworthy in that they represent the culmination of the first major collaborative convergence project between the International Accounting Standards Board and the FASB. Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company’s financial position or results of operations.

    v)         Tax interest and penalties

The Company classifies interest and penalties associated with income taxes as a component of income tax expense (benefit) on the consolidated statement of operations.

2)           Discontinued Operations

    a)         Sale of Audiovox Malaysia

On November 7, 2005, the Company completed the sale of its majority-owned subsidiary, Audiovox Malaysia (“AVM”), to the then current minority interest stockholder. The Company discontinued ownership of AVM due to increased competition from Original Equipment Manufacturers and deteriorating credit quality of local customers. The Company sold its remaining equity in AVM in exchange for a $550 face-value promissory note ($404 after discount) payable in 60 equal monthly installments with an effective interest rate of 6.2%. As a result of the sale of AVM, the Company was released from all of its Malaysian liabilities, including bank obligations, and recorded the following loss on the sale for the year ended November 30, 2005:

Purchase Price	$404
Equity (after discount) of AVM at time of sale	(1,418)
Non-cash cumulative translation losses	(1,365)
Income tax benefit	300
Loss on sale of AVM, included in discounted operations	$(2,079)

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

    b)         Financial Presentation of Discontinued Operations

The following is a summary of results included within discontinued operations:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

Net sales from discontinued operations	$-	$-	$-	$3,404
Income (loss) from operations of discontinued operations before income taxes	$3,248	$(1,163)	$(281)	$(1,187)
Provision (benefit) for income taxes	1,529	(407)	(97)	(362)
	1,719	(756)	(184)	(825)
Loss on sale of business, net of tax	-	-	-	(2,079)
Income (loss) from discontinued operations, net of tax	$1,719	$(756)	$(184)	$(2,904)

The net income (loss) from discontinued operations for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005 is primarily due to legal settlements and related legal and administrative costs associated with contingencies pertaining to the Company’s discontinued Cellular (see Note 16) and Malaysia businesses.

Included in income from discontinued operations are tax provisions (benefits) of $1,529, $(407), $(97) and $(662) for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively.  The net change in the total valuation allowance for the year ended November 30, 2005 was a decrease of $144.   Such change positively impacted the provision for income taxes from discontinued operations for the year indicated. The effective tax rate from discontinued operations for Fiscal 2008 was impacted by state and local taxes and the resolution of a domestic tax audit.

3)           Business Acquisistions

Thomson Accessories

On January 29, 2007, the Company acquired certain assets and liabilities of Thomson’s Americas consumer electronics accessory business as well as rights to the RCA, Recoton, Spikemaster, Ambico and Discwasher brands for consumer electronics accessories for $64,716, including a working capital payment of $7,617, acquisition costs of $2,414 and a fee currently estimated to be approximately $4,685 related to 0.75% of future net sales of the RCA brand for five years from the date of acquisition. The fee related to the future net sales of the RCA brand was recorded in connection with the final purchase price allocation (increase to intangible assets, other current liabilities ($890) and other long-term liabilities) as the estimated fair value of the net assets acquired exceeded the total purchase price. As the estimated fair value of the net assets acquired exceeded the total purchase price, after recording the estimated fee related to future net sales of the RCA brand, the Company reduced the estimated fair value of the non-financial assets acquired on a prorata basis to the adjusted purchase price of $64,716.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.  The purpose of this acquisition was to enhance the Company’s market share in the accessory business, which includes rights to the RCA brand and other brand names.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

The following summarizes the final allocation of the total purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$31,664
Prepaid expenses and other current assets	2,312
Trademarks and other intangible assets	51,099
Total assets acquired	$85,075

Liabilities assumed:
Accounts payable	$17,489
Accrued expenses and other liabilities	2,870
Total liabilities assumed	$20,359
Total purchase price (includes cash paid plus estimated contingent fees)	$64,716

The allocation of the purchase price to assets acquired and liabilities assumed was based upon a valuation study performed by management and is final (see Note 1(j)). Trademarks and other intangible assets includes $2,200 of amortizable customer relationships with an estimated life of 11 years.

Oehlbach

On March 1, 2007, Audiovox German Holdings GmbH completed the stock acquisition of Oehlbach Kabel GmbH (“Oehlbach”), a European market leader in the accessories field for $8,134, including acquisition costs of $200 and an estimated contingent payment of approximately $1,322.

The contingent payment may be due by the Company if certain earnings targets are generated by Oehlbach for a period of three years after the acquisition date (March 1, 2010).  The earnings target calculation requires that if the accumulated Oehlbach operating income, including or excluding certain items exceeds 3,290 Euros over the cumulative three year period, the Company is liable to pay the excess of the operating income amount (as defined in the purchase agreement) over 3,290 Euros but not to exceed 1,000 Euros. The contingent payment was recorded in connection with the final purchase price allocation (increase to intangible assets and other long-term liabilities) as the estimated fair value of the net assets acquired exceeded the total purchase price. As the estimated fair value of the net assets acquired exceeded the total purchase price, after recording the maximum contingent payment, the Company reduced the estimated fair value of the non-financial assets acquired on a prorata basis to the adjusted purchase price of $8,134.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.  The purpose of this acquisition was to expand the Company’s accessory product lines to European Markets.

The following summarizes the final allocation of the total purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$200
Accounts receivable, net	2,215
Inventory	1,939
Prepaid expenses and other current assets	60
Property, plant and equipment, net	327
Trademark and other intangible assets	11,661
Total assets acquired	$16,402

Liabilities assumed:
Accounts payable	$601
Accrued expenses and other liabilities	2,383
Income taxes payable	891
Long-term debt	807
Deferred tax liability	3,586
Total liabilities assumed	$8,268
Total purchase price (includes cash paid plus contingent payment)	$8,134

The allocation of the purchase price to assets acquired and liabilities assumed was based upon a valuation study performed by management and is final (see Note 1(j)). Trademark and other intangible assets includes $4,315 of amortizable customer relationships with an estimated life of 15 years.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

Incaar

On August 14, 2007, Audiovox German Holdings GmbH completed the acquisition of certain assets and the business of Incaar Limited (“Incaar”), an OEM business in Europe for $801, including acquisition costs of $51 and an estimated contingent payment of approximately $400.

The contingent payment may be due by the Company if certain earnings targets are generated by Incaar for a period of two years after the acquisition date (August 14, 2009).  The earnings target calculation requires that if the accumulated Incaar pre-tax income, including or excluding certain items, exceeds 1,055 Euros over the cumulative two year period, the Company is liable to pay an additional $400, as defined in the purchase agreement.  The contingent payment was recorded in connection with the final purchase price allocation (increase to intangible assets and other long-term liabilities) as the estimated fair value of the net assets acquired exceeded the total purchase price. As the estimated fair value of the net assets acquired exceeded the total purchase price, after recording the maximum contingent payment, the Company reduced the estimated fair value of the non-financial assets acquired on a prorata basis to the adjusted purchase price of $801.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.  The purpose of this acquisition was to add the experience, concepts and product development of an OEM business in Europe.

The following summarizes the final allocation of the total purchase price to the estimated fair value of the assets acquired at the date of acquisition:

Assets acquired:
Trademark and other intangible assets	$801
Total purchase price (includes cash paid plus estimated contingent fees)	$801

The allocation of the purchase price to the assets acquired was based upon a valuation study performed by management and is final (see Note 1(j)). Trademark and other intangible assets include $346 of amortizable customer relationships with an estimated life of 5 years.

Technuity

On November 1, 2007, Audiovox Accessories Corporation completed the acquisition of all of the outstanding stock of Technuity, Inc. (“Technuity”), an emerging leader in the battery and power products industry and the exclusive licensee of the Energizer® brand in North and Latin Americas for rechargeable batteries and battery packs for camcorders, cordless phones, digital cameras, DVD players and other power supply devices. As consideration for Technuity, the Company paid the following:

Purchase price (net of cash acquired)	$20,373
Final working capital credit	$(317)
Acquisition related costs	1,094
Total purchase price	$21,150

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

In addition, a minimum working capital payment, as defined in the agreement, and a maximum contingent payment of $1,000 may be due by the Company if certain sales and gross margin targets are met for a period of twelve months after the acquisition date. The sales and gross margin targets require that net sales exceeds $26.5 million and gross margin exceeds $7.65 million, as defined in the purchase agreement. As of February 29, 2008, no amount has been accrued for the contingency payment as the sales and gross margin targets have not been met.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to further strengthen our accessory product lines and core offerings, to be the exclusive licensee of the Energizer® brand in North and Latin Americas for rechargeable batteries and power supply systems and to increase the Company’s market share in the consumer electronics accessory business.

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable, net	$3,919
Inventory	5,008
Prepaid expenses and other current assets	137
Property, plant and equipment, net	108
Other long-term assets	240
Trademarks and other intangible assets	15,650
Goodwill	5,913
Total assets acquired	$30,975

Liabilities assumed:
Accounts payable	$3,689
Accrued expenses and other liabilities	467
Deferred tax liability	5,637
Other liabilities	32
Total liabilities assumed	$9,825
Total purchase price	$21,150

The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary (see Note 1(j)).

Thomson Audio/Video

On December 31, 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business as well as the rights to the RCA brand for the audio/video field of use. As consideration for Thomson’s audio/video business, the Company paid the following:

Purchase price	$13,188
Net asset payment	11,093
Acquisition related costs	560
24,841
Less: Multimedia license fee	(10,000)
Total net purchase price	$14,841

In addition, the Company agreed to pay Thomson a 1% fee related to future net sales of the RCA brand for the audio/video field of use for five years (beginning in 2010 through 2014).

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

Contemporaneous with this transaction, the Company entered into a license agreement with Multimedia Device Ltd., a Chinese manufacturer, to market certain product categories acquired in the acquisition for an upfront fee of $10,000, the purchase of certain inventory, which amounted to approximately $4,700, plus a 1% royalty payment on future net RCA sales beginning in 2008 and continuing in perpetuity. Beginning in 2010 through 2014, this royalty fee increases to 2% of future net sales. Accordingly, the upfront license fee of $10,000 will reduce the Company’s cost of the transaction (refer to purchase price above).

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to control the RCA trademark for the audio/video field of use and to expand our core product offerings into certain developing markets.

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$22,062
Tooling	150
Tradename (less license fee)	11,785
Total assets acquired	$33,997

Liabilities assumed:
Warranty accrual	$12,848
Other liabilities acquired	6,308
Total liabilities assumed	$19,156
Total purchase price	$14,841

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary (see Note 1(j)).

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

The following summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable	$10,916
Inventory	9,349
Prepaid expenses and other current assets	293
Property, plant and equipment	1,210
Goodwill	8,798
Customer contract (5 years)	1,104
Tradename	1,999
Total assets acquired	$33,669
Liabilities assumed:
Accounts payable accrued expenses and other liabilities	14,296
Bank obligations	4,099
Total liabilities assumed	$18,395
Total purchase price	$15,274

The allocation of the purchase price to assets and liabilities acquired was based upon an independent valuation study and is final (see Note 1(j)).

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

The following unaudited pro-forma financial information for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005 represents the combined results of the Company's operations as if the Thomson Accessory, Oehlbach, Incaar, Technuity, Thomson A/V and Terk acquisitions had occurred at December 1, 2004. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005
	(unaudited)

Net sales	$948,031	$1,156,582	$277,847	$862,579
Net loss	(1,972)	(26,681)	(7,209)	(17,591)
Net loss per share-diluted	$(0.09)	$(1.18)	$(0.32)	$(0.80)

4)           Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $29,358 and $13,935 as of February 29, 2008 and February 28, 2007, respectively. Receivables from vendors represent prepayments on product shipments and product reimbursements.

5)           Equity Investment

The Company has a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. (“ASA”) which acts as a distributor to specialized markets for specialized vehicles, such as RV’s, van conversions and marine vehicles, of televisions and other automotive sound, security and accessory products.  ASA’s fiscal year end is November 30, 2007, however, the proportionate results of ASA as of and until February 29, 2008 have been recorded in the consolidated financial statements.

The following represents summary information of transactions between the Company and ASA:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005
	(unaudited)
Net sales	$1,517	$742	$184	$1,404
Purchases	139	212	43	573
Royalty expense	899	656	200	871

	February 29,	February 28,
	2008	2007

Accounts Receivable	$310	$369

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

	February 29,	February 28,
	2008	2007
	(unaudited)

Current assets	$26,344	$23,409
Non-current assets	4,710	4,716
Current liabilities	4,611	5,420
Members' equity	26,443	22,705

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005
	(unaudited)
Net sales	$71,726	$60,414	$11,421	$49,795
Gross profit	20,869	17,764	3,709	11,877
Operating income	6,158	4,980	778	4,512
Net income	7,178	5,875	948	4,716

The Company's share of income from ASA for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005 was $3,590, $2,937, $474 and $2,342, respectively.   In addition, the Company received cash distributions from ASA totaling $1,720, $3,419, $713 and $1,147 during the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively.

6)           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 29,	February 28,
	2008	2007

Commissions	$1,032	$457
Employee compensation	4,697	3,104
Professional fees and accrued settlements	1,888	1,951
Future warranty	13,272	5,856
Freight and duty	1,231	1,872
Other taxes payable	-	909
Royalties, advertising and other	16,455	12,415
Total accrued assets and other current liabilities	$38,575	$26,564

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

7)           Financing Arrangements

The Company has the following financing arrangements:

	February 29,	February 28,
	2008	2007

Bank Obligations
Domestic bank obligations (a)	$-	$-
Venezuela bank obligations (b)	-	-
Euro asset-based lending obligation (c)	3,070	2,890
Total bank obligations	$3,070	$2,890

Debt
Euro term loan agreement (d)	$-	$5,461
Oehlbach (e)	850	-
Other (f)	853	1,493
Total debt	$1,703	$6,954

    a)         Domestic Bank Obligations

At February 29, 2008, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line expires on June 30, 2008 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%.  As of February 29, 2008 and February 28, 2007, no direct amounts are outstanding under this agreement.   At February 29, 2008, the Company had $6,202 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

    b)         Venezuela Bank Obligations

In October 2005, Audiovox Venezuela entered into a credit facility borrowing arrangement which allows for principal borrowings up to $1,000 plus accrued interest.  The facility requires minimum monthly interest payments at an annual interest rate of 13% until the expiration of the facility on February 14, 2008.  Audiovox Corporation had secured this facility with a $1,200 standby letter of credit.  As of February 28, 2007, no amounts were outstanding under this agreement.

    c)         Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 25, 2008 and is renewable on an annual basis.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"), as such transfers met the critera in SFAS No. 140.  In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate.  The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of February 29, 2008, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

    d)         Euro Term Loan Agreement

On September 2, 2003, Audiovox Germany borrowed 12 million Euros under a new term loan agreement. This agreement was for a 5-year term loan with a financial institution consisting of two tranches.  Tranche A is for 9 million Euros and Tranche B is for 3 million Euros, which was fully repaid in prior years. During September 2007, the Company repaid in full the amount outstanding under the Tranche A term loan using the Company's available cash on hand at the time. Accordingly, the Company has been released from its 3 million Euro guarantee under this loan as well as the pledge of stock, brands and trademarks of Audiovox Germany.

    e)         Oehlbach

In connection with the Oehlbach acquisition (see Note 3), the Company acquired short and long term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from May 2008 to March 2011.

    f)         Other Debt

On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Germany in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets, subject to certain adjustments as defined in the agreement, representing the incremental change of the put price over the call option price. Compensation (benefit) expense for these options amounted to $(790), $353, $(115) and $408 for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended  November 30, 2005, respectively. The benefit recorded for the year ended February 29, 2008 was due to a reduction in the call/put liability calculation as a result of the Oehlbach and Incaar acquisitions.

The following is a maturity table for debt and bank obligations outstanding at February 29, 2008:

	Total
	Amounts
	Committed	2009	2010	2011	2012	2013

Bank Obligations	$3,070	$3,070	$-	$-	$-	$-
Debt	1,703	82	265	265	238	853
Total	$4,773	$3,152	$265	$265	$238	$853

    g)         Subsequent Events

On March 30, 2008, Audiovox Germany entered into a 5 million Euro term loan agreement. This agreement is for a five-year term with a financial institution and is to be used to repay the Audiovox Germany intercompany debt to Audiovox Corporation. Payments under the term loan are to be made in two semi-annual installments of 500,000 Euros beginning on September 30, 2008 and ending on March 30, 2013. Interest accrues at a fixed rate of 4.82%. Any amount repaid can not be reborrowed. The term loan is secured by a pledge of the stock of Audiovox Germany and the Magnat brand name, prohibits the distribution of dividends and takes precedence to all other intercompany loans with Audiovox Corporation.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

8)           Income Taxes

 The components of income (loss) from continuing operations before the provision for income taxes are as follows:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

Domestic Operations	$(1,262)	$(1,140)	$(359)	$(20,448)
Foreign Operations	11,856	3,298	(1,117)	2,352
	$10,594	$2,158	$(1,476)	$(18,096)

The (benefit) provision for income taxes is comprised of the following:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005
Current provision (benefit)
Federal	$314	$(2,751)	$(4,191)	$(8,599)
State	450	285	77	(542)
Foreign	4,282	326	(688)	836
Total current provision (benefit)	$5,046	$(2,140)	$(4,802)	$(8,305)

Deferred (benefit) provision
Federal	$(1,303)	$122	$2,946	$(3,385)
State	121	(63)	13	306
Foreign	(16)	547	-	(25)
Total deferred (benefit) provision	$(1,198)	$606	$2,959	$(3,104)

Total provision (benefit)
Federal	$(989)	$(2,629)	$(1,245)	$(11,984)
State	571	222	90	(236)
Foreign	4,266	873	(688)	811
Total provision (benefit)	$3,848	$(1,534)	$(1,843)	$(11,409)

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

						Three
	Year		Year			Months			Year
	Ended		Ended			Ended			Ended
	February 29,		February 28,			February 28,			November 30,
	2008		2007			2006			2005

Tax provision at Federal statutory rates	$3,708	35.0%	$755	35.0%		$(517)	(35.0	) %	$(6,333)	(35.0	) %
Tax exempt interest	(999)	(9.4)	(2,146)	(99.4)		(384)	(26.0)		(1,174)	(6.5)
State income taxes, net of Federal benefit	17	0.2	23	1.1		40	2.8		(352)	(1.9)
Increase in valuation allowance	95	0.9	6	0.3		18	1.2		1,338	7.4
Change in tax reserves	369	3.5	61	2.8		(706)	(47.8)		(1,524)	(8.4)
US effects of foreign operations	167	1.6	-	-		(297)	(20.1)		(2,273)	(12.6)
Benefit for prior year refunds	-	-	(378)	(17.5)		-	-		-	-
Permanent differences and other	491	4.5	145	6.7		3	-		(1,091)	(6.0)
Effective tax rate	$3,848	36.3%	$(1,534)	(71.0	) %	$(1,843)	(124.9	) %	$(11,409)	(63.0	) %

The U.S. effects of foreign operations include differences in the statutory tax rate of the foreign countries as compared to the statutory tax rate in the U.S., foreign operating losses for which no tax benefit has been provided and the effects of the settlement of the German tax audit in the amount of $936.

Other is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions and other items.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 29,	February 28,
	2008	2007

Deferred tax assets:
Accounts receivable	$282	$380
Inventory	1,664	1,075
Property, plant and equipment	895	829
Accruals and reserves	7,798	1,825
Net operating losses	6,020	2,062
Foreign tax credits	3,307	3,092
Deferred tax assets before valuation allowance	19,966	9,263
Less: valuation allowance	(2,684)	(1,095)
Total deferred tax assets	17,282	8,168

Deferred tax liabilities:
Intangible assets	(12,727)	(1,697)
Prepaid expenses	(1,362)	(1,079)
Unrealized gain on investment securities	(2,115)	(1,042)
Total deferred tax liabilities	(16,204)	(3,818)

Net deferred tax asset	$1,078	$4,350

In assessing the realizability of deferred tax assets, Management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The deferred tax asset valuation allowance of $2,684 as of February 29, 2008 relates to:  (i) net operating loss carryforwards related to excess share-based compensation expense deductions of $1,739 and net operating loss carryforwards of $212 related to subsidiaries not included in Audiovox’s consolidated tax group, (ii) state net operating loss carryforwards of $595, and (iii) foreign net operating loss carryforwards of $139.  If the remaining valuation allowance were to be reversed, approximately $1,739 would be allocated to stockholders’ equity as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee and non-employee stock options. The remainder of the valuation allowance of approximately $945 would reduce income tax expense.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

As of February 29, 2008, the Company had approximately $13,532 of U.S. federal net operating loss carryforwards, which are available to offset future taxable income. These carryforwards expire in the tax years between 2027 and 2028, if not utilized.   In addition, the Company has approximately $3,342 of foreign tax credits that expire in 2012 through 2016 if not utilized. In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2028.

The Company has not provided for U.S. federal and foreign withholding taxes on its foreign subsidiaries undistributed earnings in Germany and Venezuela as of February 29, 2008, because such earnings are intended to be indefinitely reinvested overseas.  The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

The Company adopted the provisions of FIN No. 48 on March 1, 2007.  Upon adoption of FIN No. 48, the Company reduced its uncertain tax positions by $2,714 which was accounted for as an increase to the Company's opening retained earnings balance as of March 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at March 1, 2007	$3,491
Additions based on tax positions taken in the current and prior years	507
Settlements	(108)
Lapse in statute of limitations	(25)
Balance at February 29, 2008	$3,865

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of March 1, 2007, the Company had approximately $556 of accrued interest and penalties and $701 as of February 29, 2008. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2004
Germany	2005
Canada	2004
Indiana	2003

The Company is in the process of concluding an IRS examination for the tax year ended February 28, 2005 and the preliminary results of the examination did not have a material impact on the Company’s consolidated statement of operations from continuing operations.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

9)           Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding		Voting
	Par	February 29,	February 28,	February 29,	February 28,	Rights per	Liquidation
Security	Value	2008	2007	2008	2007	Share	Rights

Preferred Stock	$50.00	50,000	50,000	-	-	-	$50 per share

Series Preferred Stock	$0.01	1,500,000	1,500,000	-	-	-	-

Class A Common Stock	$0.01	60,000,000	60,000,000	20,593,660	20,312,299	One	Ratably with Class B

Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	Ten	Ratably with Class A

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

As of February 29, 2008, 1,742,448 shares of the Company's Class A common stock are authorized to be repurchased in the open market. As of February 29, 2008 and February 28, 2007, 1,820,552 and 1,693,047 shares were repurchased for an aggregate amount of $18,404 and $16,979, respectively.

Undistributed earnings from equity investments included in retained earnings amounted to $7,896 and $6,027 at February 29, 2008 and February 28, 2007, respectively.

10)       Other Stock and Retirement Plans

    a)         Restricted Stock Plan

The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares.  No performance accelerated shares or performance-restricted shares were granted or outstanding during the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005.

As of February 29, 2008, 1,228,750 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plan.

    b)         Employee Stock Purchase Plan

In April 2000, the stockholders approved the 2000 Employee Stock Purchase Plan of up to 1,000,000 shares. The stock purchase plan provides eligible employees an opportunity to purchase shares of the Company's Class A common stock through payroll deductions at a minimum of 2% and a maximum of 15% of base salary compensation. Amounts withheld are used to purchase Class A common stock on the open market. The cost to the employee for the shares is equal to 85% of the fair market value of the shares on or about the quarterly purchase date (December 31, March 31, June 30 or September 30). The Company bears the cost of the remaining 15% of the fair market value of the shares as well as any broker fees. Effective March 1, 2008, the Employee Stock Purchase Plan was terminated.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

The Company's employee stock purchase plan is a non-compensatory plan, and the related expense is recorded in general and administrative expenses in the consolidated statements of operations.

    c)         Profit Sharing Plans/ 401(k) Plan

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No contributions were made during the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

The Company also has a 401(k) plan for eligible employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. The Company's contributions were $749, $486, $92 and $139 for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions.

    d)         Cash Bonus Profit Sharing Plan

During fiscal 2008, the Board of Directors authorized a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. During the year ended February 29, 2008, the Company made a cash bonus profit sharing contribution in the amount of $480 as a result of the Company achieving pre-tax profits in excess of the Cash Bonus Profit Sharing Plan limits.

    e)         Deferred Compensation Plan

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

The investments, which amounted to $4,406 and $7,573 at February 29, 2008 and February 28, 2007, respectively, have been classified as trading securities (long-term) and are included in investment securities on the accompanying consolidated balance sheets as of February 29, 2008 and February 28, 2007.  The corresponding deferred compensation liability is reflected as a long-term liability on the accompanying consolidated balance sheets as of February 29, 2008 and February 28, 2007.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

11)        Lease Obligations

During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%.  This lease was refinanced in December 2006, which resulted in a $161 reduction to the capital lease obligation and corresponding asset, and the lease expires on November 30, 2026.  On November 1, 2004 and in connection with the sale of the Cellular business, the Company entered into an agreement to sub-lease the building to UTStarcom ("UTSI") for monthly payments of $46 through October 31, 2009.

At February 29, 2008, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital	Operating
	Lease	Leases

2009	$522	$4,205
2010	521	3,385
2011	521	2,763
2012	535	2,535
2013	574	2,095
Thereafter	8,777	8,267
Total minimum lease payments	11,450	$23,250
Less: minimum sublease income	920
Net	10,530
Less: amount representing interest	4,853
Present value of net minimum lease payments	5,677
Less: current installments included in accrued expenses and other current liabilities	70
Long-term capital obligation	$5,607

Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $3,138, $2,319, $536 and $2,097 for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, respectively.

The Company leases certain facilities and equipment from its principal stockholder and several officers. At February 29, 2008, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

2009	$673
2010	693
2011	714
2012	735
2013	758
Thereafter	3,048
Total	$6,621

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

12)       Financial Instruments

    a)         Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had open commercial letters of credit of $3,803 and $6,056 and standby letters of credit of $2,399 and $3,252 at February 29, 2008 and February 28, 2007, respectively.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of these open commercial and standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 29, 2008, the Company had unconditional purchase obligations for inventory commitments of $71,546.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

    b)         Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States, Canada and Germany and consist of, among others, distributors, mass merchandisers, warehouse clubs and independent retailers.  The Company generally grants credit based upon analyses of customers' financial condition and previously established buying and payment patterns. For certain customers, the Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation.

At February 29, 2008, two customers accounted for approximately 28% of accounts receivable, while at February 28, 2007, one customer accounted for 18% of accounts receivable.  During the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005, no single customer accounted for more than 10% of net sales.

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

    c)         Fair Value

The carrying value of all financial instruments is deemed to approximate fair value because of the short-term nature of these instruments. The estimated fair value of the Company's financial instruments is as follows:
	February 29, 2008		February 28, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Short-term investments	$-	$-	$140,872	$140,872
Investment securities (long-term)	15,033	15,033	13,179	13,179
Bank obligations	3,070	3,070	2,890	2,890

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Short-Term Investment/Investment Securities

The carrying amount represents fair value, which is based upon quoted market prices at the reporting date (see Note 1(e)).

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

13)       Bliss-tel Investment

On December 13, 2004, one of the Company's former equity investments, Bliss-tel Public Company Limited ("Bliss-tel"), issued 2,300,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 6.20 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owned 300,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. In addition, on July 21, 2005, the Company received 90,000,000 warrants ("the warrants") which may be exercised beginning on September 29, 2006, and expire on July 17, 2012. Each warrant is exercisable into one share of Bliss-tel common stock at an exercise price of 8 baht per share. Beginning on September 1, 2005, the Company accounted for the Bliss-tel investment as an available-for-sale security in accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" whereby the unrealized holding gains and losses on Bliss-tel stock and warrants are included as a component of accumulated other comprehensive income (loss) (see Note 1(e)).  The Company reclassified the Bliss-tel investment to an available-for-sale security from a trading security, on September 1, 2005, as a result of a change in the Company’s strategy regarding selling the Bliss-tel stock as the Company was unable to find a buyer in the short term.

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

During the years ended February 29, 2008 and February 28, 2007, the Company sold 131,594,000 and 2,340,600 shares of Bliss-tel stock resulting in a gain of $1,533 and a loss of $178, respectively, which is included in other income (loss) on the accompanying consolidated statements of operations.  As of February 29, 2008 the Company owns 145,000,000 shares and 90,000,000 warrants in Bliss-tel with an aggregate fair value of $4,966.

In February 2008, Bliss-tel stock split 10:1. Accordingly, all share data has been retroactively restated for the stock split at February 29, 2008.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

14)       Financial and Product Information About Foreign and Domestic Operations

Net sales and long-lived assets by location were as follows:

	Net Sales
			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

North America	$501,952	$391,154	$88,255	$466,512
Latin America	13,666	8,517	2,005	8,224
Germany	61,746	46,291	8,999	52,039
Other foreign countries	13,991	10,728	3,791	12,941
Total net sales	$591,355	$456,690	$103,050	$539,716

The basis of attributing net sales from external customers to individual countries is based on where the sale originates from.
	Long-Lived Assets
	As of	As of
	February 29,	February 28,
	2008	2007

North America	$159,436	$118,457
Latin America	496	359
Asia	414	-
Germany	14,640	1,612
Total long-lived assets	$174,986	$120,428

Net sales by product categories for the years ended February 29, 2008, February 28, 2007, the three months ended February 28, 2006 and the year ended November 30, 2005 were as follows:

			Three
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 28,	November 30,
	2008	2007	2006	2005

Electronics	$437,018	$432,943	$99,566	$530,408
Accessories	154,337	23,747	3,484	9,308
Total net sales	$591,355	$456,690	$103,050	$539,716

15)       Related Party Transactions

The Company leases facilities from its principal stockholder (see Note 11), conducts transactions with ASA (see Note 5) and UTSI (see Note 11).

16)       Contingencies

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
February 29, 2008
(Dollars in thousands, except share and per share data)

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

During fiscal 2004, an arbitration proceeding was commenced by the Company and several of its subsidiaries against certain Venezuelan employees and two Venezuelan companies ("Respondents") before the American Arbitration Association.  The matter was submitted to mediation and settled in fiscal 2005.  The agreement provided for a payment (to be made upon satisfaction of certain pre-closing conditions) from the Company to the Respondents of $1,700 in consideration of which the Company will acquire all of Respondents' ownership. In addition, the Company and Respondents will release all claims.  As of February 28, 2006, $250 was paid to the Respondents and the remaining balance (which includes accrued interest), was included in restricted cash on the accompanying consolidated balance sheet.  In April 2006, all closing conditions were satisfied and the remaining balance in restricted cash was paid to the Respondents.  This purchase of minority interest was recorded as goodwill on the accompanying consolidated balance sheet in accordance with FASB Statement 141 “Business Combinations” (see Note 1(j)).  As such, this matter has been completed and the Company has full ownership of Audiovox Venezuela.

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

Under the asset purchase agreement for the sale of the Company’s Cellular business to UTSI, the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations, for a period of five years.  Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition and results of operation.  The Company is not aware of any such claim(s) for indemnification.

Derivative Settlement

In November 2004, several purported double derivative, derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County challenging approximately $27,000 made in payments from the proceeds of the sale of the Company’s cellular business.  These actions were subsequently consolidated into a single derivative complaint (the "Complaint"), In re Audiovox Corporation Derivative Litigation.

This matter was settled in May 2007 and received final Chancery court approval in June 2007.  As a result of the settlement, the Company received $6,750 in gross proceeds.  The gross proceeds were offset by $2,378 in plaintiff legal fees and $1,023 in accrued legal and administrative costs for defending all remaining ACC legal claims.  The items discussed above resulted in a pre-tax benefit of $3,349 recorded in discontinued operations for the year ended February 29, 2008.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2008
(Dollars in thousands, except share and per share data)

Simultaneous with the acquisition of Code Systems, Inc. (Code) in March 2002, the Company entered into a purchase and supply agreement with a third party.  In exchange for entering into this agreement, the Company issued 50 warrants in its subsidiary, Code, which vest immediately.  Furthermore, the agreement calls for the issuance of additional warrants based upon the future operating performance of Code.  Based upon the contingent nature of the warrants, no recognition was given to the Code warrants as the related contingency was not considered probable and such warrants had not vested at February 29, 2008 or February 28, 2007.

17)       Unaudited Quarterly Financial  Data

Selected unaudited, quarterly financial data of the Company for the years ended February 29, 2008 and February 28, 2007 appear below:

	Quarters Ended
	Feb. 29, 2008	Nov. 30, 2007	Aug. 31, 2007	May 31, 2007
2008

Net sales	$131,269	$183,563	$148,269	$128,254
Gross profit	24,674	34,991	28,474	23,189
Net (loss) income from continuing operations	(1,785)	4,680	3,730	121
Net (loss) income from discontinued operations	(392)	-	-	2,111
Net (loss) income	$(2,177)	$4,680	$3,730	$2,232

Net (loss) income per common share (basic):
From continuing operations	$(0.08)	$0.20	$0.16	$0.01
From discontinued operations	$(0.02)	-	-	$0.09
Net (loss) income per common share (basic)	$(0.10)	$0.20	$0.16	$0.10

Net (loss) income per common share (diluted):
From continuing operations	$(0.08)	$0.20	$0.16	$0.01
From discontinued operations	$(0.02)	-	-	$0.09
Net (loss) income per common share (diluted)	$(0.10)	$0.20	$0.16	$0.10

	Quarters Ended
	Feb. 28, 2007	Nov. 30, 2006	Aug. 31, 2006	May 31, 2006
2007

Net sales	$96,134	$151,833	$97,424	$111,299
Gross profit	18,095	25,371	15,754	20,099
Net (loss) income from continuing operations	(305)	3,848	(1,633)	1,782
Net (loss) income from discontinued operations	(180)	6	(322)	(260)
Net (loss) income	$(485)	$3,854	$(1,955)	$1,522

Net (loss) income per common share (basic):
From continuing operations	$(0.01)	$0.17	$(0.07)	$0.08
From discontinued operations	$(0.01)	-	$(0.02)	$(0.01)
Net (loss) income per common share (basic)	$(0.02)	$0.17	$(0.09)	$0.07

Net (loss) income per common share (diluted):
From continuing operations	$(0.01)	$0.17	$(0.07)	$0.08
From discontinued operations	$(0.01)	-	$(0.02)	$(0.01)
Net (loss) income per common share (diluted)	$(0.02)	$0.17	$(0.09)	$0.07

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

SCHEDULE II
AUDIOVOX CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended February 29, 2008, February 28, 2007,
the Three Months Ended February 28, 2006, and the Year Ended November 30, 2005
 (In thousands)

Column A	Column B	Column C	Column D		Column E
		Gross
		Amount	Reversals of
	Balance at	Charged to	Previously		Balance
	Beginning	Costs and	Established		at End
Description	of Year	Expenses	Accruals	Deductions (b)	of Year

Year ended November 30, 2005 (a)
Allowance for doubtful accounts	$6,271	$1,105	$-	$879	$6,497
Cash discount allowances	503	1,925	-	2,001	427
Accrued sales incentives (c)	7,584	20,609	(2,836)	15,531	9,826
Reserve for warranties and product repair costs	11,794	6,063	-	7,528	10,329
	$26,152	$29,702	$(2,836)	$25,939	$27,079

Three months ended February 28, 2006
Allowance for doubtful accounts	$6,497	$(595)	$-	$(234)	$6,136
Cash discount allowances	427	393	-	495	325
Accrued sales incentives	9,826	3,526	(480)	4,360	8,512
Reserve for warranties and product repair costs	10,329	477	-	859	9,947
	$27,079	$3,801	$(480)	$5,480	$24,920

Year ended February 28, 2007
Allowance for doubtful accounts	$6,136	$(23)	$-	$1,051	$5,062
Cash discount allowances	325	1,483	-	1,543	265
Accrued sales incentives	8,512	14,961	(2,460)	13,603	7,410
Reserve for warranties and product repair costs (c)	9,947	9,752	-	10,113	9,586
	$24,920	$26,173	$(2,460)	$26,310	$22,323

Year ended February 29, 2008
Allowance for doubtful accounts	$5,062	$(297)	$-	$(1,621)	$6,386
Cash discount allowances	265	3,377	-	3,367	275
Accrued sales incentives	7,410	29,084	(4,108)	21,618	10,768
Reserve for warranties and product repair costs (c)	9,586	22,249	-	14,516	17,319
	$22,323	$54,413	$(4,108)	$37,880	$34,748

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

(c)    Column C includes $1,255, $1,705, $325, $646 and $12,848 of liabilities acquired during the Terk, Thomson Accessory, Oehlbach, Technuity and Thomson Audio/Video acquisitions, respectively (see Note 3 of the Consolidated Financial Statements).

S-1