Form 10-Q
period 2008-05-31
AUDIOVOX CORP
filed 2008-07-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-28839

Audiovox Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-1964841
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

180 Marcus Blvd., Hauppauge, New York	11788
(Address of principal executive officers)	(Zip Code)

Registrant's telephone number, including area code:	(631) 231-7750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X                      No  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                      No       X

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 9, 2008
Class A Common Stock	20,593,660 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	May 31,	February 29,
	2008	2008
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$69,970	$39,341
Accounts receivable, net	101,746	112,688
Inventory	146,456	155,748
Receivables from vendors	21,823	29,358
Prepaid expenses and other current assets	12,864	13,780
Deferred income taxes	7,135	7,135
Total current assets	359,994	358,050

Investment securities	12,771	15,033
Equity investments	13,791	13,222
Property, plant and equipment, net	22,010	21,550
Goodwill	23,427	23,427
Intangible assets	100,773	101,008
Other assets	1,092	746
Total assets	$533,858	$533,036

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$34,194	$24,433
Accrued expenses and other current liabilities	31,270	38,575
Income taxes payable	3,290	5,335
Accrued sales incentives	11,436	10,768
Bank obligations	1,881	3,070
Current portion of long-term debt	1,634	82
Total current liabilities	83,705	82,263

Long-term debt	8,100	1,621
Capital lease obligation	5,590	5,607
Deferred compensation	4,833	4,406
Other tax liabilities	4,740	4,566
Deferred tax liabilities	5,123	6,057
Other long term liabilities (see Note 8)	4,910	5,003
Total liabilities	117,001	109,523

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,414,212 shares issued, 20,593,660 shares outstanding	224	224
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	274,282	274,282
Retained earnings	157,319	162,542
Accumulated other comprehensive income	3,414	4,847
Treasury stock, at cost, 1,820,552 shares of Class A common stock	(18,404)	(18,404)
Total stockholders' equity	416,857	423,513
Total liabilities and stockholders' equity	$533,858	$533,036

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended May 31, 2008 and 2007
(In thousands, except share and per share data)
(unaudited)

	2008	2007

Net sales	$144,583	$128,254
Cost of sales	122,068	105,065
Gross profit	22,515	23,189

Operating expenses:
Selling	9,951	8,797
General and administrative	17,649	13,699
Engineering and technical support	2,804	2,262
Total operating expenses	30,404	24,758

Operating loss	(7,889)	(1,569)

Other income (expense):
Interest and bank charges	(476)	(667)
Equity in income of equity investees	900	942
Other, net	296	1,467
Total other income	720	1,742

(Loss) income from continuing operations before income taxes	(7,169)	173
Income tax (benefit) expense	(1,946)	52
Net (loss) income from continuing operations	(5,223)	121

Net income from discontinued operations, net of tax	-	2,111

Net (loss) income	$(5,223)	$2,232

Net (loss) income per common share (basic):
From continuing operations	$(0.23)	$0.01
From discontinued operations	$-	$0.09
Net (loss) income per common share (basic)	$(0.23)	$0.10

Net (loss) income per common share (diluted):
From continuing operations	$(0.23)	$0.01
From discontinued operations	$-	$0.09
Net (loss) income per common share (diluted)	$(0.23)	$0.10

Weighted-average common shares outstanding (basic)	22,854,614	22,775,052
Weighted-average common shares outstanding (diluted)	22,854,614	22,847,113

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended May 31, 2008 and 2007
 (In thousands)
(unaudited)
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(5,223)	$2,232
Net (income) from discontinued operations	-	(2,111)
Net (loss) income from continuing operations	(5,223)	121
Adjustments to reconcile net (loss) income to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	1,870	1,167
Bad debt expense	54	110
Equity in income of equity investees	(900)	(942)
Deferred income tax benefit	(62)	-
Non-cash compensation adjustment	183	(998)
Tax benefit on stock options exercised	-	(865)
Loss on sale of property, plant and equipment	(6)	-
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	11,243	(21,166)
Inventory	9,539	(9,133)
Receivables from vendors	7,518	(1,778)
Prepaid expenses and other	653	(901)
Investment securities-trading	(413)	(910)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	3,165	7,359
Income taxes payable	(1,913)	839
Net cash provided by (used in) operating activities	25,708	(27,097)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,868)	(2,401)
Proceeds from sale of property, plant and equipment	53	66
Proceeds from distribution from an equity investee	331	257
Purchase of short-term investments	-	(5,600)
Proceeds from sale of short-term investments	-	37,750
Purchase adjustment of acquired businesses	(249)	(6,699)
Net cash (used in) provided by investing activities	(1,733)	23,373

Cash flows from financing activities:
Borrowings from bank obligations	6,277	662
Repayments on bank obligations	298	-
Principal payments on capital lease obligation	(17)	(16)
Proceeds from exercise of stock options	-	2,546
Principal payments on debt	-	(478)
Tax benefit on stock options exercised	-	865
Net cash provided by financing activities	6,558	3,579
Effect of exchange rate changes on cash	96	133
Net increase (decrease) in cash and cash equivalents	30,629	(12)
Cash and cash equivalents at beginning of period	39,341	15,473
Cash and cash equivalents at end of period	$69,970	$15,461

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

(1)           Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Audiovox Corporation and subsidiaries ("Audiovox" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 29, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions.  Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, fair value of stock-based compensation, income taxes, valuation of long-lived assets, accrued sales incentives, warranty reserves and the fair value measurements of financial assets and liabilities.  A summary of the Company's significant accounting policies is identified in Note 1 of the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended February 29, 2008.  There have been no changes to the Company's significant accounting policies subsequent to February 29, 2008, except for the accounting for the fair value measurement of financial assets and liabilities and related disclosures (Note 5).

The Company has one reportable segment, the Electronics Group, which is organized by product category.  The Electronics Group consists of seven wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A. and Code Systems, Inc. The Company markets its products under the Audiovox® and other brand names. Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

(2)           Accounting for Stock-Based Compensation

The Company has various stock based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 29, 2008.

No stock-based awards vested or were granted during the periods presented, accordingly, no stock-based compensation expense has been recorded for the three months ended May 31, 2008 and 2007.  At May 31, 2008 and February 29, 2008, the Company had no unrecognized compensation cost as all stock options and warrants were fully vested.

Information regarding the Company's stock options and warrants are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life

Outstanding and exercisable at February 29, 2008	1,567,036	$13.96
Granted	-	-
Exercised	-	-
Forfeited/expired	(11,250)	12.28
Outstanding and exercisable at May 31, 2008	1,555,786	$13.97	1.39

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

(3)           Discontinued Operations

The net income from discontinued operations for the three months ended May 31, 2007 of $2,111, net of income tax expense of $1,136, is primarily due to legal settlements and related legal and administrative costs associated with contingencies pertaining to the Company’s discontinued Cellular business (see Note 16).

(4)           Net (Loss) Income Per Common Share

Basic net (loss) income per common share is based upon the weighted-average common shares outstanding during the period.  Diluted net income per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items which impact the numerator of basic and diluted net (loss) income per common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended May 31,
	2008	2007

Weighted-average common shares outstanding (basic)	22,854,614	22,775,052
Effect of dilutive securities:
Stock options and warrants	-	72,061
Weighted-average common shares and potential common shares outstanding (diluted)	22,854,614	22,847,113

Stock options and warrants totaling 1,555,786 and 1,000,000 for the three months ended May 31, 2008 and 2007, respectively, were not included in the net (loss) income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

(5)           Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the Financial Accounting Standards Board Staff Position No. 157-2 (“FSP No. 157-2”) was issued which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted the provisions of SFAS No. 157, as amended by FSP No. 157-2, on March 1, 2008. Pursuant to the provisions of FSP No. 157-2, the Company will not apply the provisions of SFAS No. 157 until March 1, 2009 for non-financial assets and liabilities (principally goodwill and intangible assets).

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), to provide companies the option to report selected financial assets and liabilities at fair value. Upon adoption of the provisions of SFAS No. 159 on March 1, 2008, the Company did not elect the fair value option to report its financial assets and liabilities at fair value. Accordingly, the adoption of SFAS No. 159 did not have an impact on the Company's financial position or results of operations.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis at May 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
		Assets and	Observable	Unobservable
		Liabilities	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$69,970	$69,970	$-	$-
Long-term investment securities:
Trading and available-for-sale marketable securities	8,113	8,113	-	-
Auction rate security	3,658	-	-	3,658
Other long-term investments	1,000	-	1,000	-
Total long-term investment securities	12,771	8,113	1,000	3,658
Total assets measured at fair value	$82,741	$78,083	$1,000	$3,658

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

As of May 31, 2008, the Company’s long-term investment securities consisted of marketable securities, an auction rate security and other long-term investments. As of May  31, 2008, the fair value of the Company’s long-term investment securities as defined under SFAS No. 157 was approximately $12,771. The Company’s long-term investment securities are classified between trading and available-for-sale, and accordingly, unrealized gains and losses on long-term investment securities classified as available-for-sale are reflected as a component of accumulated other comprehensive income in stockholders’ equity, net of tax.

As of May 31, 2008, the Company had $4,550 (at par value) of an auction rate security included within its portfolio of long-term investment securities. This auction rate security is classified as available-for-sale. During the three months ended May 31, 2008, the Company recorded approximately $892 of unrealized losses on this auction rate note, which is included in other comprehensive loss in stockholders' equity, net of tax. The Company determined the decline in market value below cost to be temporary based upon the Company’s ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. Accordingly, based upon the Company’s intent and ability to retain these investments over a period of time believed to be sufficient to recover the value, it has classified the auction rate security as part of long-term investment securities on its consolidated balance sheet at May 31, 2008.

Due to recent events in the U.S. credit markets during the first quarter of fiscal 2009, the Company changed its valuation technique for its auction rate security by utilizing a discounted cash flow analysis or other type of valuation model as of May 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of May 31, 2008, the Company recorded an unrealized loss of $892 to accumulated other comprehensive income as a result of a decline in the fair value of its auction rate security. The auction rate security at May 31, 2008, totaled $4,550,000 (at par value), and is collateralized by student loan portfolios, which are guaranteed by the United States government. Because there is no assurance that auctions for these securities will be successful in the near term as of May 31, 2008, this auction rate security is classified as an available-for-sale long-term investment. Any future fluctuation in the fair value related to this security that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If at any time in the future the Company determines that a valuation adjustment is other-than-temporary, it will record a charge to earnings in the period of determination.

The carrying amount of the Company's bank obligations, long-term debt and deferred compensation (which is directly associated with the trading securities in connection with the Company's deferred compensation plan) approximates fair value (which was determined using level 1 inputs for deferred compensation and level 2 inputs for bank obligations and long-term debt) because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; (iii) the stated or implicit interest rate approximates the current market rates or are not materially different then market rates and (iv) are based on quoted prices in active markets.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Based on market conditions, the Company changed its valuation methodology for its auction rate security to a discounted cash flow analysis or other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on March 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at May 31, 2008:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Balance at February 29, 2008	$-
Auction rate security transfered to Level 3	4,550
Total unrealized loss included in accumulated other comprehensive income	(892)
Balance at May 31, 2008	$3,658

(6)           Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $3,414 and $4,847 at May 31, 2008 and February 29, 2008, respectively, includes accumulated foreign currency translation gains of $4,669 and $4,470, accumulated unrealized (losses) gains on investment securities classified as available-for-sale of $(1,255) and $377 at May 31, 2008 and February 29, 2008, respectively.

The Company’s total comprehensive income was as follows:

	Three Months Ended May 31,
	2008	2007

Net (loss) income	$(5,223)	$2,232

Other comprehensive income:
Foreign currency translation adjustments	199	885
Unrealized holding loss on available-for-sale investment securities arising during the period, net of tax	(1,632)	(9)
Other comprehensive (loss) income, net of tax	(1,433)	876

Total comprehensive (loss) income	$(6,656)	$3,108

The changes in the net unrealized holding loss on available-for-sale investment securities arising during the periods presented above are net of tax benefits of $1,043 and $6 for the three months ended May 31, 2008 and 2007, respectively.

(7)           Supplemental Cash Flow Information/Changes in Stockholders’ Equity

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended May 31,
	2008	2007
Cash paid during the period:
Interest (excluding bank charges)	$417	$615
Income taxes (net of refunds)	$244	$357

Non-Cash Transactions

During the three months ended May 31, 2008 and 2007, the Company recorded a non-cash compensation charge (benefit) of $183 and $(998) respectively, related to the rights under call/put options previously granted to certain employees.  The benefit recorded during the three months ended May 31, 2007 was due to a reduction in the call/put liability calculation as a result of the Oehlbach acquisition (Note 8).

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

(8)           Business Acquisitions

Thomson Accessories

On January 29, 2007, the Company acquired certain assets and liabilities of Thomson’s Americas consumer electronics accessory business as well as rights to the RCA, Recoton, Spikemaster, Ambico and Discwasher brands for consumer electronics accessories for $64,716, including a working capital payment of $7,617, acquisition costs of $2,414 and a fee currently estimated to be approximately $4,685 related to 0.75% of future net sales of the RCA brand for five years from the date of acquisition. The fee related to the future net sales of the RCA brand was recorded in connection with the final purchase price allocation (increase to intangible assets, other current liabilities ($890) and other long-term liabilities) as the estimated fair value of the net assets acquired exceeded the total purchase price. As the estimated fair value of the net assets acquired exceeded the total purchase price, after recording the estimated fee related to future net sales of the RCA brand, the Company reduced the estimated fair value of the non-financial assets acquired on a pro-rata basis to the adjusted purchase price of $64,716.

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

The contingent payment may be due by the Company if certain earnings targets are generated by Oehlbach for a period of three years after the acquisition date (March 1, 2010). The earnings target calculation requires that if the accumulated Oehlbach operating income, including or excluding certain items exceeds 3,290 Euros over the cumulative three year period, the Company is liable to pay the excess of the operating income amount (as defined in the purchase agreement) over 3,290 Euros but not to exceed 1,000 Euros. The contingent payment was recorded in connection with the final purchase price allocation (increase to intangible assets and other long-term liabilities) as the estimated fair value of the net assets acquired exceeded the total purchase price. As the estimated fair value of the net assets acquired exceeded the total purchase price, after recording the maximum contingent payment, the Company reduced the estimated fair value of the non-financial assets acquired on a pro-rata basis to the adjusted purchase price of $8,134.

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

The contingent payment may be due by the Company if certain earnings targets are generated by Incaar for a period of two years after the acquisition date (August 14, 2009). The earnings target calculation requires that if the accumulated Incaar pre-tax income, including or excluding certain items, exceeds 1,055 Euros over the cumulative two year period, the Company is liable to pay an additional $400, as defined in the purchase agreement. The contingent payment was recorded in connection with the final purchase price allocation (increase to intangible assets and other long-term liabilities) as the estimated fair value of the net assets acquired exceeded the total purchase price. As the estimated fair value of the net assets acquired exceeded the total purchase price, after recording the maximum contingent payment, the Company reduced the estimated fair value of the non-financial assets acquired on a pro-rata basis to the adjusted purchase price of $801.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to add the experience, concepts and product development of an OEM business in Europe.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

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

Purchase Price (net of cash acquired)	$20,373
Final working capital credit	(317)
Acquisition related costs	1,094
Total Purchase Price	$21,150

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

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable, net	$3,949
Inventory	4,967
Prepaid expenses and other current assets	137
Property, plant and equipment, net	103
Other long-term assets	240
Trademarks and other intangible assets	15,666
Goodwill	5,913
Total assets acquired	$30,975

Liabilities assumed:
Accounts payable	$3,689
Accrued expenses and other liabilities	467
Deferred tax liabilities	5,637
Other liabilities	32
Total liabilities assumed	9,825
Total purchase price	$21,150

The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

Thomson Audio/Video

On December 31, 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business as well as the rights to the RCA brand for the audio/video field of use. As consideration for Thomson’s audio/video business, the Company paid the following:

Purchase price	$13,188
Net asset payment	11,093
Acquisition related costs	655
24,936
Less: Multimedia license fee	(10,000)
Total net purchase price	$14,936

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

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$21,547
Tooling	102
Trademarks and other intangible assets (less license fee)	12,005
Total assets acquired	$33,654

Liabilities assumed:
Warranty accrual	$12,848
Other liabilities acquired	5,870
Total liabilities assumed	18,718
Total purchase price	$14,936

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary.

The following unaudited pro-forma financial information for the three months ended May 31, 2007 represents the combined results of the Company's operations as if the Incaar, Technuity and Thomson A/V acquisitions had occurred at March 1, 2007. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.

Three Months Ended
May 31, 2007

Net sales	$254,494
Net loss	(7,650)
Net loss per share-diluted	$(0.33)

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

(9)           Goodwill and Intangible Assets

There was no change in the goodwill balance during the three months ended May 31,2008. The goodwill balance at May 31, 2008 and February 29, 2008 was $23,427.

At May 31, 2008, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$85,401	$-	$85,401
Customer relationships subject to amortization (5-15 years)	15,886	1,106	14,780
Patents subject to amortization (5-10 years)	695	434	261
Contract subject to amortization (5 years)	1,104	773	331
Total	$103,086	$2,313	$100,773

At February 29, 2008, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$86,368	$-	$86,368
Customer relationships subject to amortization (5-15 years)	14,685	741	13,944
Patents subject to amortization (5-10 years)	695	385	310
Contract subject to amortization (5 years)	1,104	718	386
Total	$102,852	$1,844	$101,008

During the three months ended May 31, 2008 and 2007, the Company made contingent payments of $135 and $142, respectively, in connection with the RCA accessory brand (Note 8).

The Company recorded amortization expense related to the above amortizable intangible assets of $457 and $102 for the three months ended May 31, 2008 and 2007, respectively.  The estimated aggregate amortization expense for the cumulative five years ending May 31, 2013 amounts to $7,359.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

(10)          Equity Investments

As of May 31, 2008 and February 29, 2008, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  ("ASA") which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV's and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31,	February 29,
	2008	2008

Current assets	$28,283	$26,344
Non-current assets	4,784	4,710
Current liabilities	5,485	4,611
Members' equity	27,582	26,443

	Three Months Ended May 31,
	2008	2007

Net sales	$18,835	$19,506
Gross profit	5,279	5,304
Operating income	1,611	1,646
Net income	1,801	1,884

The Company's share of income from ASA for the three months ended May 31, 2008 and 2007, was $900 and $942, respectively.  In addition, the Company received distributions from ASA totaling $331 during the three months ended May 31, 2008, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheet.

(11)         Income Taxes

Quarterly Tax Benefit (Provision)

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

The effective tax rate for the three months ended May 31, 2008 was a benefit of 27.1% compared to a provision of 30.1% in the prior period.  The effective tax rate is lower than the statutory rate due to certain discrete tax items totaling $348 that was recorded during the three months ended May 31, 2008, related to the quarterly FIN No. 48 adjustment and foreign tax jurisdictional items.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

FIN No. 48

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”).  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No.  48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements.

The Company adopted the provisions of FIN No. 48 on March 1, 2007, which resulted in a $2,714 adjustment to increase retained earnings in connection with a cumulative effect of a change in accounting principle.  The amount of gross unrecognized tax benefits at May 31, 2008 was $4,740 (related to gross unrecognized tax benefits for tax positions taken in prior periods), all of which would impact the Company’s effective tax rate, if recognized. The Company increased its gross unrecognized tax benefits related to unrecognized tax benefits for tax positions taken during a prior period by $70 during the three months ended May 31, 2008.  The Company recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision.  As of May 31, 2008, the Company had $805 of accrued interest and penalties in connection with unrecognized tax benefits, of which $97 and $7 of interest and penalties, respectively, were recognized during the three months ended May 31, 2008.

It is possible that the amount of unrecognized tax benefits could change in the next 12 months, however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Internal Revenue Service (“IRS”) is conducting an examination of the Company’s U.S. federal income tax returns for the fiscal years 2004, 2005 and 2006 as part of the IRS’s Compliance Assurance Process program.  In addition, the Company files in numerous state and foreign jurisdictions with varying statutes of limitations.

(12)         Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

	Three Months Ended May 31,
	2008	2007

Opening balance	$10,768	$7,410
Accruals	5,816	7,714 *
Payments and credits	(4,315)	(3,323)
Reversals for unearned sales incentive	(45)	(347)
Reversals for unclaimed sales incentives	(788)	(1,016)
Ending balance	$11,436	$10,438

* Includes $325 of sales incentives acquired from the Oehlbach acquisition (Note 8).

(13)           Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended May 31,
	2008	2007

Opening balance	$17,002	$9,586
Liabilities accrued for warranties issued during the period	2,552	2,691
Warranty claims paid during the period (includes the acquired warranty liabilities)	(8,636)	(2,953)
Ending balance	$10,918	$9,324

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

(14)           Financing Arrangements

The Company has the following financing arrangements:

	May 31,	February 28,
	2008	2008
Bank Obligations
Domestic bank obligations (a)	$-	$-
Euro asset-based lending obligation (b)	1,881	3,070
Total bank obligations	$1,881	$3,070

Debt
Euro term loan agreement (c)	$7,816	$-
Oehlbach (d)	864	850
Other (e)	1,054	853
Total debt	$9,734	$1,703

(a)           Domestic Bank Obligations

At February 29, 2008, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on September 30, 2008 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of May 31, 2008 and February 29, 2008, no direct amounts are outstanding under this agreement. At May 31, 2008, the Company had $5,167 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

(a)           Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 25, 2008 and is renewable on an annual basis. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"), as such transfers met the critera in SFAS No. 140. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non-factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of May 31, 2008, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

(a)           New Euro Term Loan Agreement

On March 30, 2008, Audiovox Germany entered into a new 5 million Euro term loan agreement. This agreement is for a five-year term with a financial institution and was used to repay the Audiovox Germany intercompany debt to Audiovox Corporation. Payments under the term loan are to be made in two semi-annual installments of 500,000 Euros beginning on September 30, 2008 and ending on March 30, 2013. Interest accrues at a fixed rate of 4.82%. Any amount repaid can not be reborrowed. The term loan is secured by a pledge of the stock of Audiovox Germany and the Magnat brand name, prohibits the distribution of dividends, and takes precedence to all other intercompany loans with Audiovox Corporation.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

(d)           Oehlbach

In connection with the Oehlbach acquisition (Note 8), the Company acquired short and long term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from May 2008 to March 2011.

(e)           Other Debt

This amount represents a call/put option owed to certain employees of Audiovox Germany.

(15)           Other Income

Other income is comprised of the following:

	Three Months Ended May 31,
	2008	2007

Interest income	$453	$1,411
Rental income	184	138
Miscellaneous	(341)	(82)
Total Other, net	$296	$1,467

(16)         Contingencies and Derivative Settlement

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2008

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

Under the asset purchase agreement for the November 2004 sale of the Company’s Cellular business to UTStarcom, Inc. (“UTSI”), the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations, for a period of five years.  Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition and results of operation.  The Company is not aware of any such claim(s) for indemnification.

Derivative Settlement

In November 2004, several purported double derivative, derivative and class actions were filed in the Court of Chancery of the State of Delaware, New Castle County challenging approximately $27,000 made in payments from the proceeds of the sale of the Company’s cellular business.  These actions were subsequently consolidated into a single derivative complaint (the “Complaint”), In re Audiovox Corporation Derivative Litigation.

This matter was settled in May 2007 and received final Chancery court approval in June 2007.  As a result of the settlement, the Company received $6,750 in gross proceeds.  The gross proceeds were offset by $2,378 in plaintiff legal fees and $1,023 in accrued legal and administrative costs for defending all remaining ACC legal claims.  The items discussed above resulted in a pre-tax benefit of $3,349 recorded in discontinued operations for the three months ended May 31, 2007.

(17)         New Accounting Pronouncements

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2008 compared to the three months ended May 31, 2007. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”.  We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

    Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except share and per share data.

Business Overview

    Audiovox Corporation (“Audiovox”, “We”, “Our”, “Us” or “Company”) is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through seven wholly-owned subsidiaries: American Radio Corp., Audiovox Accessories Corp. (“AAC”),  Audiovox Consumer Electronics, Inc. (“ACE”),  Audiovox Electronics Corporation (“AEC”), Audiovox German Holdings GmbH  (“Audiovox Germany”), Audiovox Venezuela, C.A. and Code Systems, Inc. (“Code”).  We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories™, Recoton®, Road Gear®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM (“Original Equipment Manufacturer”) supplier to several customers and presently have one reportable segment (the “Electronics Group”), which is organized by product category.  We previously announced our intention to acquire synergistic businesses with gross profit margins higher than our core business, leverage our overhead, penetrate new markets and to expand our core business and distribution channels.

    The Company is organized by product category as follows:

Electronics products include:

·	mobile multi-media video products, including in-dash, overhead, headrest and portable mobile video systems,
·	autosound products including radios, speakers, amplifiers and CD changers,
·	satellite radios including plug and play models and direct connect models,
·	automotive security and remote start systems,
·	automotive power accessories,
·	car to car portable navigation systems,
·	rear observation and collision avoidance systems,
·	Liquid Crystal Display (“LCD”) flat panel televisions,
·	home and portable stereos,
·	two-way radios,
·	digital multi-media products such as personal video recorders and MP3 products,
·	camcorders,
·	clock-radios,
·	digital voice recorders,
·	home speaker systems,
·	portable DVD players, and
·	digital picture frames.

Accessories products include:

·	High-Definition Television (“HDTV”) Antennas,
·	Wireless Fidelity (“WiFi”) Antennas,
·	High-Definition Multimedia Interface (“HDMI”) accessories,
·	home electronic accessories such as cabling,
·	other connectivity products,
·	power cords,
·	performance enhancing electronics,
·	TV universal remotes,
·	flat panel TV mounting systems,
·	iPod specialized products,
·	wireless headphones,
·	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories, and
·	power supply systems.

    We believe our product groups have expanding market opportunities with certain levels of volatility related to both domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending, energy and material costs and general economic conditions.  Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

    We have recently integrated and continue to integrate the following acquisitions, discussed below, into our existing business structure:

    In December 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business for a total cash purchase price of approximately $3,188 (net of license fee below), plus a net asset payment of $11,093, transaction costs of $655 and a fee related to the RCA® brand in connection with future sales for a stated period of time. The purpose of this acquisition was to control the RCA trademark for the audio video field of use and to expand our core product offerings in certain developing markets. Contemporaneous with this transaction, the Company entered into a license agreement with Multimedia Device Ltd., a Chinese manufacturer, to market certain product categories acquired in the acquisition for an upfront fee of $10,000, the purchase of certain inventory and future royalty payments.

    In November 2007, AAC completed the acquisition of all of the outstanding stock of Technuity, Inc., an emerging leader in the battery and power products industry and the exclusive licensee of the Energizer® brand in North America for rechargeable batteries and battery packs for camcorders, cordless phones, digital cameras, DVD players and other power supply devices, for a total cash purchase price of $20,373 (net of cash acquired), plus a working capital credit of $317, transaction costs of $1,094 and a maximum contingent earn out payment of $1,000, if certain sales and gross margin targets are met. The purpose of this acquisition was to further strengthen our accessory product lines and core offerings, to be the exclusive licensee of the Energizer® brand in North America for rechargeable batteries and power supply systems, and to increase the Company’s market share in the consumer electronics accessory business.

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

Reportable Segments

    We have determined that we operate in one reportable segment, the Electronics Group, based on review of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  The characteristics of our operations that are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers, suppliers and product developers across multiple brands, our unified marketing and distribution strategy, our centralized inventory management and logistics, and the nature of the financial information used by our Executive Officers.  Management reviews the financial results of the Company based on the performance of the Electronics Group.

Critical Accounting Policies and Estimates

    As disclosed in our Form 10-K for the fiscal year ended February 29, 2008, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves, goodwill and other intangible assets; warranties, stock-based compensation, income taxes and the fair value measurements of financial assets and liabilities.  Since February 29, 2008, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them, except for the accounting for the fair value measurements of financial assets and liabilities and the related disclosures, which is further discussed in footnote 5. Fair Value Measurements, included in this Form 10-Q for the three months ended May 31, 2008.

Results of Operations

    As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three months ended May 31, 2008 and 2007.  We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

Three months ended May 31, 2008 compared to the three months ended May 31, 2007

    The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2008 and 2007.

Net Sales

	Three Months Ended May 31,		$	%
	2008	2007	Change	Change

Electronics	$113,719	$94,984	$18,735	19.7%
Accessories	30,864	33,270	(2,406)	(7.2)
Total net sales	$144,583	$128,254	$16,329	12.7%

Electronics sales, which represented 78.7% of our net sales for the three months ended May 31, 2008 compared to 74.1% in the prior year period, increased $18,735 or 19.7% primarily due to the incremental sales generated from the recently acquired Thomson Audio/Video operations, increased sales in our core consumer and security product lines and increases in the electronic sales of the Company’s international operations in Germany and Venezuela. These increases were partially offset by lower than expected electronic sales in mobile audio and video as a result of the weakening U.S. economy, lower consumer demand for electronics products and a decline in new car sales.

Accessories sales, which represented 21.3% of our net sales for the three months ended May 31, 2008 compared to 25.9% in the prior year period, decreased $2,406 or 7.2% primarily due to the weakening U.S. economy and demand for consumer electronics products. This decrease was partially offset by the incremental sales generated from the recently acquired Technuity operations.

Sales incentive expense decreased $1,043 to $4,983 for the three months ended May 31, 2008 compared to the prior year period as a result of a decrease in sales to those accounts that require sales incentive support.  The decrease in sales incentive expense was partially offset by a $530 decrease in reversals.  The decrease in sales incentive reversals was primarily due to a decrease of $302 and $228 in unearned and unclaimed sales incentives, respectively, as a result of large retail customers reaching their minimum sales targets and increased customer claims of their sales incentive funds. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Three Months Ended May 31,
	2008	2007

Gross profit	$22,515	$23,189
Gross margins	15.6%	18.1%

Gross margins decreased by 250 basis points from 18.1% to 15.6%.  Gross margins were unfavorably impacted by the Company’s decision to exit the portable navigation business as a result of industry trends and a highly competitive and mature market with lower margins. As a result, the Company recorded a $2,900 (200 basis point adverse impact) charge during the three months ended May 31, 2008 to reserve for remaining portable navigation inventory positions on hand and the expenses associated with the sale and support of those products. In addition, gross margins were adversely impacted during the three months ended May 31, 2008 by increased freight and warehouse and assembly costs as a result of increases in energy and material costs and  field warehousing expenses.

Operating Expenses and Operating Loss

	Three Months Ended May 31,		$	%
	2008	2007	Change	Change

Operating expenses:
Selling	$9,951	$8,797	$1,154	13.1%
General and administrative	17,649	13,699	3,950	28.8
Engineering and technical support	2,804	2,262	542	24.0
Total operating expenses	$30,404	$24,758	$5,646	22.8%

Operating loss	$(7,889)	$(1,569)	$(6,320)	402.8%

Operating expenses increased $5,646 or 22.8% for the three months ended May 31, 2008, as compared to the prior year.  As a percentage of net sales, operating expenses increased to 21% for the three months ended May 31, 2008, from 19.3% in the prior year.  The increase in total operating expenses is due to the incremental costs related to the recently acquired Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson Audio/Video operations, which contributed total operating expense of $10,911 for the three months ended May 31, 2008 compared to $5,511 for the Thomson Accessory and Oehlbach operations in the prior year period. Operating expenses for our core business was $19,493 for the three months ended May 31, 2008, an increase of $246 or 1.3% over the prior year. Operating expenses for the three months ended May 31, 2007 included a $998 benefit related to a call/put option previously granted to certain employees as a result of the  reduction in the call/put liability calculation. Excluding this benefit, core operating expenses in the prior year would have been $20,245, resulting in a reduction of core operating expenses of $752 or 3.7% for the three months ended May 31, 2008.

The following table sets forth, for the periods indicated, total operating expenses from our core business and the incremental operating expenses related to the recently acquired Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson Audio/Video businesses.

	Three Months Ended May 31,		$	%
	2008	2007	Change	Change

Core operating expenses	$19,493	$19,247	$246	1.3%
Operating expenses from acquired businesses	10,911	5,511	5,400	98.0
Total operating expenses	$30,404	$24,758	$5,646	22.8%

Selling expenses increased $1,154 or 1% primarily due to $3,618 of selling expenses for the three months ended May 31, 2008 related to the recently acquired Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson Audio/Video operations compared to $2,215 for the Thomson Accessory and Oehlbach operations in the prior year period, and an increase in commission expense as a result of increases in commissionable sales and salesmen salaries and related benefits. These increases were partially offset by a decline in travel and entertainment expenses due to a decline in employee travel. Selling expenses for our core business was $6,333 for the three months ended May 31, 2008, a decrease of $249 or 3.9% over the prior year.

General and administrative expenses increased $3,950 or 28.8% over the prior year due to the following:

•
$6,391 of expenses for the three months ended May 31, 2008 for the recently acquired operations of Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson Audio/Video operations compared to $2,913 for the Thomson Accessory and Oehlbach operations in the prior year period,

•
$569 increase in salaries and related payroll taxes and benefits due to a $998 benefit recorded in the prior year related to a call/put option previously granted to certain employees as a result of a reduction in the call/put option liability and general increases to fiscal wages,

•	$305 increase in professional fees due to an increase in legal and consulting fees,

•	$199 increase in depreciation and amortization due to an increase in capital expenditures and amortizable intangibles as a result of acquisitions and investments in new operating systems.

The above increases were partially offset by a $107 decrease in travel and entertainment expenses due to a reduction in employee travel and a $181 reduction in general insurance and other office expenses.

General and administrative expenses from our core business were $11,258 for the three months ended May 31, 2008, an increase of $472 or 4% over the prior year.

Engineering and technical support expenses increased $542 or 24% due to $902 of expenses for the three months ended May 31, 2008 related to the recently acquired Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson Audio/Video operations compared to $383 for the Thomson Accessory and Oehlbach operations in the prior year period, and an increase in domestic direct labor and related payroll benefits as a result of increased product development efforts and general wage increases. Engineering and technical support expenses for our core business were $1,902 for the three months ended May 31, 2008, an increase of $23 over the prior year.

Other (Expense) Income

	Three Months Ended May 31,		$	%
	2008	2007	Change	Change

Interest and bank charges	$(476)	$(667)	$191	(28.6	) %
Equity in income of equity investees	900	942	(42)	(4.5)
Other, net	296	1,467	(1,171)	(79.8)
Total other income	$720	$1,742	$(1,022)	(58.7	) %

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany and interest for a capital lease. The decrease in interest and bank charges is primarily due to a reduction in the average monthly outstanding bank obligations of Audiovox Germany during the period.

Other income decreased due to a decline in interest income as a result of a decline in our short-term investment holdings due to cash utilized for acquisitions as well as current working capital requirements.

Income Tax Benefit/Provision

The effective tax rate for the three months ended May 31, 2008 was a benefit of 27.1% compared to a provision of 30.1% in the prior period.  The effective tax rate is lower than the statutory rate due to certain discrete tax items totaling $348 that was recorded during the three months ended May 31, 2008, related to the quartlery FIN No. 48 adjustment and foreign tax jurisidictional items.

Income from Discontinued Operations

The net income from discontinued operations for the three months ended May 31, 2007 of $2,111, net of income tax expense of $1,136, is primarily due to legal settlements and related legal and administrative costs associated with contingencies pertaining to the Company’s discontinued Cellular business (see Note 16).

Net (Loss) Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating loss from continuing operations to reported net (loss) income and basic and diluted net (loss) income per common share.

	Three Months Ended May 31,
	2008	2007

Operating loss	$(7,889)	$(1,569)
Other income, net	720	1,742
(Loss) income from continuing operations before income taxes	(7,169)	173
Income tax (benefit) expense	(1,946)	52
Net (loss) income from continuing operations	(5,223)	121
Net income from discontinued operations, net of tax	-	2,111
Net (loss) income	$(5,223)	$2,232

Net (loss) income per common share:
Basic	$(0.23)	$0.10
Diluted	$(0.23)	$0.10

Net loss for the three months ended May 31, 2008 was $(5,223) compared to net income of $2,232 in the prior year.  Net loss per share for the three months ended May 31, 2008 was $(0.23) (diluted) as compared to net income per share of $0.10 (diluted) for the prior year.  Net loss was impacted by sales incentive reversals of $833 ($509 after taxes) and $1,363 ($831 after taxes) for the three months ended May 31, 2008 and 2007, respectively.  Net income for the three months ended May 31, 2007 was also favorably impacted by $2,111 in income from discontinued operations as a result of a derivative legal settlement.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2008, we had working capital of $276,289, which includes cash and equivalents of $69,970, compared with working capital of $275,787 at February 29, 2008, which included cash and equivalents of $39,341.  The increase in cash and equivalents is primarily due to the collection of accounts and vendor receivable balances, a decline in our inventory balances, increases in accounts payable and accrued expenses and borrowings from bank obligations. These increases were offset by capital expenditures as well as our additional working capital needs.  We plan to utilize our current cash position as well as collections from our accounts receivable to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $25,708 for the three months ended May 31, 2008 compared to cash used of $27,097 in 2007.  Net loss from continuing operations for the three months ended May 31, 2008 was $5,223 compared to net income of $121 in the prior year.  The increase in cash provided by operating activities as compared to the prior year was primarily due to the decrease in accounts and vendor receivables, a reduction in our inventory balances, an increase in accounts payable and an increase in depreciation and amortization expenses.

The following significant fluctuations in the balance sheet accounts impacted cash flows from operations:

•
Cash flows from operating activities for the three months ended May 31, 2008 were impacted by an decrease in accounts receivable primarily due to the timing of collections and improved accounts receivable turnover.  Accounts receivable turnover approximated 5.5 during the three months ended May 31, 2008 compared to 5.3 in the prior year.

•
Cash flows from operations were impacted by a decrease in our inventory balances due to decreased purchases in connection with our fiscal 2009 operating cycles.  Inventory turnover approximated 3.7 during the three months ended May 31, 2008 compared to 3.8 in the prior year.

•
In addition, cash flows from operating activities for the three months ended May 31, 2008 were favorably impacted by a decrease in receivables from vendors due to the collection of certain balances from certain vendors.

    Investing activities used cash of $1,733 during the three months ended May 31, 2008, primarily due to capital expenditures. Investing activities provided cash of $23,373 during the three months ended May 31, 2007, primarily due to the sales (net of purchases) of short-term investments partially offset by the Oehlbach acquisition and purchases of property, plant and equipment.

    Financing activities provided cash of $6,558 during the three months ended May 31, 2008, primarily from borrowings from the Euro term loan. Financing activities provided $3,579 during the three months ended May 31, 2007, primarily from the exercise of stock options partially offset by repayments of bank obligations and debt.

    As of May 31, 2008, we have a domestic credit line to fund the temporary short-term working capital needs of the Company.  This line expires on September 30, 2008 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%.  In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (“ABL”) credit facility.

    As discussed in Note 5. Fair Value Measurements, to our unaudited consolidated financial statements included in this Form 10-Q for the three months ended May 31, 2008, we adopted the provisions of SFAS No. 157, as amended by FSP No. 157-2, effective March 1, 2008. We utilized unobservable (Level 3) inputs in determining the fair value of an auction rate security we hold totaling $3,658 at May 31, 2008.

    As of May 31, 2008, $4,550 (at par value) of our long-term investment securities was comprised of an auction rate security. Liquidity for this auction rate security is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first calendar quarter of 2008, we began experiencing failed auctions on this auction rate security. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which the auctions have failed will continue to accrue interest at the contractual rate and continue to reset at the next auction date every 7 or 28 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, this auction rate security is classified as a long-term investment in our consolidated balance sheets as of May 31, 2008 and February 29, 2008.

    Our auction rate security is classified as available-for-sale and is reflected at fair value. In prior periods during the auction process, which took place every 7-28 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157. However, due to events in credit markets during the first calendar quarter of 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair value of this security utilizing a discounted cash flow analysis or other type of valuation model as of May 31, 2008. These analyses consider, among other items, the collateral underlying the security, the credit worthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with this security, and an assumption of when the next time the security is expected to have a successful auction. This securiy was also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified this instrument as Level 3 during the first quarter of fiscal 2008 and recorded a temporary unrealized decline in fair value of approximately $892, with an offsetting entry to accumulated other comprehensive income. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying asset is backed by the U.S. Government. In addition, our auction rate security represented approximately 4.4% of our combined cash equivalents and long-term investment securities balance at May 31, 2008, which we believe allows us sufficient time for the security to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2007, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$11,319	$522	$1,043	$1,121	$8,633
Operating leases (2)	33,517	4,521	6,981	5,521	16,494
Total contractual cash obligations	$44,836	$5,043	$8,024	$6,642	$25,127

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$1,881	$1,881	$-	$-	$-
Stand-by letters of credit (4)	2,413	2,413	-	-	-
Commercial letters of credit (4)	2,753	2,753	-	-	-
Debt (5)	9,734	1,635	4,755	3,344	-
Contingent earn-out payments (6)	5,800	890	3,958	952	-
Unconditional purchase obligations (7)	94,464	94,464	-	-	-
Total commercial commitments	$117,045	$104,036	$8,713	$4,296	$-

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $70 and $5,590, respectively at May 31, 2008.

2. We enter into operating leases in the normal course of business.

3. Represents amounts outstanding under the Audiovox Germany factoring agreement at May 31, 2008.

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

6. Represents contingent payments in connection with the Thomson Accessory, Oehlbach and Incaar acquisitions (see Note 8 of the Consolidated Financial Statements).

7. Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

    We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash.  We believe that our cash, other liquid assets, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to UTStarcom for monthly payments of $46 until November 1, 2009.  We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending May 31, 2013 are $6,237.

New Accounting Pronouncements

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no significant change in our market risk sensitive instruments since February 29, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective at a “reasonable assurance” level.

    There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

    See Note 16 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 16 of the Form 10-K for the fiscal year ended February 29, 2008 for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

    There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 29, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    There were no shares of common stock repurchased during the three months ended May 31, 2008.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOVOX CORPORATION

July 10, 2008
By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer