Form 10-Q
period 2008-08-31
AUDIOVOX CORP
filed 2008-10-09
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

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

Registrant's telephone number, inclduing area code: (631) 231-7750
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X                      No  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                      No       X

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 9, 2008
Class A Common Stock	20,603,660 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 31,	February 29,
	2008	2008
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$49,116	$39,341
Accounts receivable, net	103,010	112,688
Inventory	163,323	155,748
Receivables from vendors	19,946	29,358
Prepaid expenses and other current assets	11,785	13,780
Income taxes receivable	2,169	-
Deferred income taxes	7,146	7,135
Total current assets	356,495	358,050

Investment securities	11,601	15,033
Equity investments	13,807	13,222
Property, plant and equipment, net	21,733	21,550
Goodwill	23,427	23,427
Intangible assets	103,752	101,008
Other assets	1,871	746
Total assets	$532,686	$533,036

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$39,600	$24,433
Accrued expenses and other current liabilities	32,859	38,575
Income taxes payable	-	5,335
Accrued sales incentives	11,796	10,768
Bank obligations	1,909	3,070
Current portion of long-term debt	1,474	82
Total current liabilities	87,638	82,263

Long-term debt	7,289	1,621
Capital lease obligation	5,570	5,607
Deferred compensation	4,456	4,406
Other tax liabilities	4,914	4,566
Deferred tax liabilities	4,564	6,057
Other long term liabilities	4,650	5,003
Total liabilities	119,081	109,523

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,424,212 and 22,414,212 shares issued, 20,603,660 and 20,593,660 shares outstanding at August 31, 2008 and February 29, 2008, respectively	224	224
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at August 31, 2008 and February 29, 2008, respectively	22	22
Paid-in capital	274,328	274,282
Retained earnings	155,008	162,542
Accumulated other comprehensive income	2,427	4,847
Treasury stock, at cost, 1,820,552 shares of Class A common stock at August 31, 2008 and February 29, 2008, respectively	(18,404)	(18,404)
Total stockholders' equity	413,605	423,513
Total liabilities and stockholders' equity	$532,686	$533,036

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended August 31, 2008 and 2007
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Net sales	$147,208	$148,269	$291,791	$276,522
Cost of sales	122,148	119,795	244,216	224,859
Gross profit	25,060	28,474	47,575	51,663

Operating expenses:
Selling	8,276	7,910	18,227	16,706
General and administrative	17,856	14,506	35,505	28,205
Engineering and technical support	2,979	2,148	5,783	4,410
Total operating expenses	29,111	24,564	59,515	49,321

Operating (loss) income	(4,051)	3,910	(11,940)	2,342

Other income (expense):
Interest and bank charges	(510)	(697)	(986)	(1,364)
Equity in income of equity investees	509	975	1,410	1,916
Other, net	89	1,161	385	2,628
Total other income, net	88	1,439	809	3,180

(Loss) Income from continuing operations before income taxes	(3,963)	5,349	(11,131)	5,522
Income tax (benefit) expense	(1,652)	1,619	(3,597)	1,670
Net (loss) income from continuing operations	(2,311)	3,730	(7,534)	3,852

Net income from discontinued operations, net of tax	-	-	-	2,111

Net (loss) income	$(2,311)	$3,730	$(7,534)	$5,963

Net (loss) income per common share (basic):
From continuing operations	$(0.10)	$0.16	$(0.33)	$0.17
From discontinued operations	-	-	-	0.09
Net (loss) income per common share (basic)	$(0.10)	$0.16	$(0.33)	$0.26

Net (loss) income per common share (diluted):
From continuing operations	$(0.10)	$0.16	$(0.33)	$0.17
From discontinued operations	-	-	-	0.09
Net (loss) income per common share (diluted)	$(0.10)	$0.16	$(0.33)	$0.26

Weighted-average common shares outstanding (basic)	22,857,114	22,931,487	22,855,864	22,853,269
Weighted-average common shares outstanding (diluted)	22,857,114	22,936,317	22,855,864	22,891,715

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended August 31, 2008 and 2007
 (In thousands)
(unaudited)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(7,534)	$5,963
Net (income) from discontinued operations	-	(2,111)
Net (loss) income from continuing operations	(7,534)	3,852
Adjustments to reconcile net (loss) income to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	3,663	2,287
Bad debt expense	243	38
Equity in income of equity investees	(1,410)	(1,916)
Deferred income tax benefit	(124)	-
Non-cash compensation adjustment	310	(747)
Non-cash stock based compensation and warrant expense	-	333
Tax benefit on stock options exercised	-	(1,019)
Loss on sale of property, plant and equipment	(2)	-
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	8,817	(33,137)
Inventory	(11,228)	(30,464)
Receivables from vendors	9,282	(6,405)
Prepaid expenses and other	1,045	2,867
Investment securities-trading	(50)	(718)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	11,169	(1,194)
Income taxes payable	(7,135)	1,884
Net cash provided by (used in) operating activities	7,046	(64,339)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,056)	(4,460)
Proceeds from sale of property, plant and equipment	54	38
Proceeds from distribution from an equity investee	825	727
Proceeds from a liquidating distribution from an available-for-sale security	-	459
Purchase of short-term investments	-	(5,600)
Proceeds from sale of short-term investments	-	73,750
Purchase of patents	(650)	-
Purchase of acquired business	(463)	(7,013)
Net cash (used in) provided by investing activities	(3,290)	57,901

Cash flows from financing activities:
Proceeds from bank borrowings	6,060	371
Principal payments on capital lease obligation	(34)	(32)
Principal payments on debt	-	(910)
Repurchase of Class A common stock	-	(1,431)
Proceeds from exercise of stock options	46	3,130
Tax benefit on stock options exercised	-	1,019
Net cash provided by financing activities	6,072	2,147
Effect of exchange rate changes on cash	(53)	70
Net increase (decrease) in cash and cash equivalents	9,775	(4,221)
Cash and cash equivalents at beginning of period	39,341	15,473
Cash and cash equivalents at end of period	$49,116	$11,252

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

(1)           Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Audiovox Corporation and subsidiaries (“Audiovox” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 29, 2008.

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

The Company has one reportable segment, the Electronics Group, which is organized by product category.  The Electronics Group consists of eight wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Entretenimiento Digital Mexico, S. de C.V. (“Audiovox Mexico”) and Code Systems, Inc. The Company markets its products under the Audiovox® and other brand names. Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

(2)           Accounting for Stock-Based Compensation

The Company has various stock based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 29, 2008.

No stock-based awards vested or were granted during the three and six months ended August 31, 2008, accordingly, no stock-based compensation expense has been recorded. At August 31, 2008 and February 29, 2008, the Company had no unrecognized compensation cost as all stock options and warrants were fully vested.

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statement of Operations:

	Three and six months ended August 31,
	2008	2007

Cost of sales	$-	$5
Selling expenses	-	64
General and administrative expenses	-	202
Engineering and technical support	-	5
Stock-based compensation expense before income tax benefit	$-	$276

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

The Company granted 257,500 options during the three months ended August 31, 2007, which vest one-third on August 31, 2007, one-third on November 30, 2007, and one-third on February 28, 2008, expire three years from date of vesting (August 31, 2010, November 30, 2010, and February 28, 2011, respectively), had an exercise price equal to $1.00 above the lowest sales price of the Company’s stock on the day prior to the date of grant, had a contractual term between 2 years and 3.7 years and a grant date fair value of $3.26 per share. In connection with this option grant, there were 15,000 options granted to an outside director that expire on September 9, 2009, which had a contractual life of 2.1 years and a grant date fair value of $2.57 per share.

In addition, the Company issued 17,500 warrants during the three months ended August 31, 2007 to purchase the Company’s common stock at an exercise price of $10.90 per share as consideration for past legal services rendered. The warrants were exercisable immediately, expire three years from date of issuance and had a fair value on issuance date of $3.26 per warrant determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value). Accordingly, the Company recorded additional legal expense in the amount of approximately $57 during the three and six months ended August 31, 2007, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at August 31, 2007.

The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Sholes option valuation model granted during the respective periods were as follows:

	Three and six months ended August 31,
	2008	2007

Dividend yield	N/A	0%
Weighted-average expected volatility	-	47.0%
Risk-free interest rate	-	4.57%
Expected life of options/warrants (in years)	-	2.00 - 3.00
Fair value of options/warrants granted	-	$3.26 (3 year option)
		$2.57 (2 year option)

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

Information regarding the Company's stock options and warrants are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term

Outstanding and exercisable at February 29, 2008	1,567,036	$13.96
Granted	-	-
Exercised	(10,000)	4.63
Forfeited/expired	(23,750)	12.12
Outstanding and exercisable at August 31, 2008	1,533,286	$14.05	1.16

(3)           Discontinued Operations

The net income from discontinued operations for the six months ended August 31, 2007 of $2,111, net of income tax expense of $1,137, is primarily due to legal settlements and related legal and administrative costs associated with contingencies pertaining to the Company’s discontinued Cellular business (see Note 16).

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

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

There are no reconciling items which impact the numerator of basic and diluted net (loss) income per common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
Weighted-average common shares outstanding	22,857,114	22,931,487	22,855,864	22,853,269
Effect of dilutive securities:
Stock options and warrants	-	4,830	-	38,446
Weighted-average common shares and potential common shares outstanding	22,857,114	22,936,317	22,855,864	22,891,715

Stock options and warrants totaling 1,548,177 and 1,446,419 for the three months ended August 31, 2008 and 2007, respectively, and 1,554,101 and 1,223,210 for the six months ended August 31, 2008 and 2007, respectively, were not included in the net (loss) income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

(5)           Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the Financial Accounting Standards Board Staff Position No. 157-2 (“FSP No. 157-2”) was issued which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis at August 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
		Assets and	Observable	Unobservable
		Liabilities	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$49,116	$49,116	$-	$-
Long-term investment securities:
Trading and available-for-sale marketable securities	6,943	6,943	-	-
Auction rate security	3,658	-	-	3,658
Other long-term investments	1,000	-	1,000	-
Total long-term investment securities	11,601	6,943	1,000	3,658
Total assets measured at fair value	$60,717	$56,059	$1,000	$3,658

As of August 31, 2008, the Company’s long-term investment securities consisted of marketable securities, an auction rate security and other long-term investments. As of August 31, 2008, the fair value of the Company’s long-term investment securities as defined under SFAS No. 157 was approximately $11,601. The Company’s long-term investment securities are classified between trading and available-for-sale, and accordingly, unrealized gains and losses on long-term investment securities classified as available-for-sale are reflected as a component of accumulated other comprehensive income in stockholders’ equity, net of tax. Unrealized holding gains and losses on trading securities are included in earnings.

As of August 31, 2008, the Company had $4,550 (at par value) of an auction rate security included within its portfolio of long-term investment securities, which is collateralized by student loan portfolios, which are guaranteed by the United States government. Because there is no assurance that auctions for these securities will be successful in the near term, as of August 31, 2008, this auction rate security is classified as an available-for-sale long-term investment. As of August 31, 2008, the Company recorded approximately $892 of unrealized losses on this auction rate note, which is included in other comprehensive loss in stockholders' equity, net of tax. The Company determined the decline in market value below cost to be temporary based upon the Company’s ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. Any future fluctuation in the fair value related to this security that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If at any time in the future the Company determines that a valuation adjustment is other-than-temporary, it will record a charge to earnings in the period of determination.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

As of September 2008, one of our banks where we purchased the auction rate security reached a settlement with the Attorney General of New York State to redeem these types of securities. At this time we are awaiting information from the bank as to how this will affect our investment. Due to these facts, we have decided to use the valuation from the prior quarter ended May 31, 2008.

Due to recent events in the U.S. credit markets during fiscal 2009, the Company changed its valuation technique for its auction rate security by utilizing a discounted cash flow analysis or other type of valuation model as of August 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on March 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at August 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Balance at February 29, 2008	$-
Auction rate security transferred to Level 3	4,550
Total unrealized loss included in accumulated other comprehensive income	(892)
Balance at May 31, 2008 and August 31, 2008	$3,658

The carrying amount of the Company's bank obligations, long-term debt and deferred compensation (which is directly associated with the trading securities in connection with the Company's deferred compensation plan) approximates fair value (which was determined using level 1 inputs for deferred compensation and level 2 inputs for bank obligations and long-term debt) because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; (iii) the stated or implicit interest rate approximates the current market rates or are not materially different than market rates and (iv) are based on quoted prices in active markets.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(6)           Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $2,427 and $4,847 at August 31, 2008 and February 29, 2008, respectively, includes accumulated foreign currency translation gains of $4,174 and $4,470, accumulated unrealized (losses) gains on investment securities classified as available-for-sale of $(1,747) and $377 at August 31, 2008 and February 29, 2008, respectively.

The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Net (loss) income	$(2,311)	$3,730	$(7,534)	$5,963

Other comprehensive (loss) income:
Foreign currency translation adjustments	(495)	472	(296)	1,357
Unrealized holding (loss) gain on available-for-sale investment securities arising during the period, net of tax	(492)	17	(2,124)	8
Other comprehensive (loss) income, net of tax	(987)	489	(2,420)	1,365

Total comprehensive (loss) income	$(3,298)	$4,219	$(9,954)	$7,328

The changes in the net unrealized holding (loss) gain on available-for-sale investment securities arising during the periods presented above are net of tax benefits (expense) of $315 and $(10) for the three months ended August 31, 2008 and 2007, respectively and $1,358 and $(5) for the six months ended August 31, 2008 and 2007, respectively.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

(7)           Supplemental Cash Flow Information/Changes in Stockholders’ Equity

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended
	August 31,
	2008	2007
Cash paid during the period:
Interest (excluding bank charges)	$847	$1,251
Income taxes (net of refunds)	$2,205	$600

Non-Cash Transactions

During the six months ended August 31, 2008 and 2007, the Company recorded a non-cash compensation charge (benefit) of $310 and $(747), respectively, related to the rights under a call/put option previously granted to certain employees. The benefit recorded during the six months ended August 31, 2007, was primarily due to a $998 reduction in the call/put liability calculation as a result of the Oehlbach acquisition (Note 8). During the six months ended August 31, 2007, the Company recorded a non-cash stock based compensation and warrant expense of $333 related to the grant of options and warrants to other employees, directors and certain outside service providers (Note 2).

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
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

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

Purchase Price (net of cash acquired)	$20,373
Final working capital credit	(317)
Acquisition related costs	1,131
Total Purchase Price	$21,187

In addition, a minimum working capital payment, as defined in the agreement, and a maximum contingent payment of $1,000 may be due by the Company if certain sales and gross margin targets are met for a period of twelve months after the acquisition date. The sales and gross margin targets require that net sales exceed $26.5 million and gross margin exceeds $7.65 million, as defined in the purchase agreement. As of August 31, 2008, no amount has been accrued for the contingency payment as the sales and gross margin targets have not been met.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

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

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable, net	$3,935
Inventory	4,967
Prepaid expenses and other current assets	137
Property, plant and equipment, net	103
Other long-term assets	240
Trademarks and other intangible assets	15,816
Goodwill	5,913
Total assets acquired	$31,111

Liabilities assumed:
Accounts payable	$3,689
Accrued expenses and other liabilities	566
Deferred tax liabilities	5,637
Other liabilities	32
Total liabilities assumed	$9,924
Total purchase price	$21,187

The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary.

Thomson Audio/Video

On December 31, 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business as well as the rights to the RCA brand for the audio/video field of use. As consideration for Thomson’s audio/video business, the Company paid the following:

Purchase price	$13,188
Net asset payment	11,093
Acquisition related costs	921
25,202
Less: Multimedia license fee	(10,000)
Total net purchase price	$15,202

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
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$19,177
Tooling	102
Trademarks and other intangible assets (less license fee)	14,641
Total assets acquired	$33,920

Liabilities assumed:
Warranty accrual	$12,848
Other liabilities acquired	5,870
Total liabilities assumed	$18,718
Total purchase price	$15,202

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary.

The following unaudited pro-forma financial information for the three and six months ended August 31, 2007 represents the combined results of the Company’s operations as if the Incaar, Technuity and Thomson Audio/Video acquisitions had occurred at March 1, 2007. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.

	Three Months Ended	Six Months Ended
	August 31,	August 31,
	2007	2007

Net sales	$274,509	$529,002
Net loss	(4,041)	(9,579)
Net loss per share-diluted	$(0.18)	$(0.42)

(9)           Goodwill and Intangible Assets

There was no change in the goodwill balance during the three and six months ended August 31, 2008. The goodwill balance at August 31, 2008 and February 29, 2008 was $23,427.

At August 31, 2008, intangible assets consisted of the following:

	Gross
	Carrying	Amortization	Accumulated
	Value	Book Value	Total Net

Trademarks/Tradenames not subject to amortization	$88,114	$-	$88,114
Customer relationships subject to amortization (5-15 years)	15,960	1,452	14,508
Patents subject to amortization (5-10 years)	1,345	491	854
Contract subject to amortization (5 years)	1,104	828	276
Total	$106,523	$2,771	$103,752

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

At February 29, 2008, intangible assets consisted of the following:

	Gross
	Carrying	Accumulated	Total Net
	Value	Amortization	Book Value

Trademarks/Tradenames not subject to amortization	$86,368	$-	$86,368
Customer relationships subject to amortization (5-15 years)	14,685	741	13,944
Patents subject to amortization (5-10 years)	695	385	310
Contract subject to amortization (5 years)	1,104	718	386
Total	$102,852	$1,844	$101,008

The Company recorded amortization expense of $440 and $111 for the three months ended August 31, 2008 and 2007, respectively and $897 and $214 for the six months ended August 31, 2008 and 2007, respectively. The estimated aggregate amortization expense for the cumulative five years ending August 31, 2013 amounts to $7,635.

(10)           Equity Investments

As of August 31, 2008 and February 29, 2008, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31,	February 29,
	2008	2008

Current assets	$28,045	$26,344
Non-current assets	4,626	4,710
Current liabilities	5,058	4,611
Members' equity	$27,613	$26,443

	Six Months Ended August 31,
	2008	2007

Net sales	$32,342	$37,721
Gross profit	9,173	10,596
Operating income	2,436	3,273
Net income	$2,819	$3,832

The Company's share of income from ASA for the six months ended August 31, 2008 and 2007, was $1,410 and $1,916, respectively.  In addition, the Company received distributions from ASA totaling $825 and $727 during the six months ended August 31, 2008 and 2007 respectively, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheet.

(11)           Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax for fiscal 2009 is estimated to be 36.45% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended August 31, 2008 the Company recorded a benefit for income taxes of $1,652, which consisted of U.S., state and local and foreign taxes, offset by a discrete item of $112 related to the quarterly FIN No. 48 adjustment. For the three months ended August 31, 2007, the Company recorded a provision for income taxes of $1,619 related to U.S., state and local and foreign taxes.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

The Company’s total unrecognized tax benefit as of August 31, 2008 was $4,005, which, if recognized, would affect the Company’s effective tax rate. As of August 31, 2008, the Company had approximately $909 of accrued interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

(12)           Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Opening balance	$11,436	$10,438	$10,768	$7,410
Accruals	6,157	7,368	11,973	15,082 *
Payments and credits	(5,291)	(6,228)	(9,606)	(9,551)
Reversals for unearned sales incentive	(127)	(58)	(172)	(405)
Reversals for unclaimed sales incentives	(379)	(117)	(1,167)	(1,133)
Ending balance	$11,796	$11,403	$11,796	$11,403

* Includes $325 of sales incentives acquired from the Oehlbach acquisition (Note 8).

(13)           Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Opening balance	$10,918	$9,324	$17,002	$9,586
Liabilities accrued for warranties issued during the period	3,473	2,477	6,025	5,168
Warranty claims paid during the period (includes the acquired warranty liabilities)	(3,289)	(1,728)	(11,925)	(4,681)
Ending balance	$11,102	$10,073	$11,102	$10,073

(14)           Financing Arrangements

The Company has the following financing arrangements:

	August 31,	February 29,
	2008	2008

Bank Obligations
Domestic bank obligations (a)	$-	$-
Euro asset-based lending obligation (b)	1,909	3,070
Total bank obligations	$1,909	$3,070

Debt
Euro term loan agreements (c)	$7,428	$-
Oehlbach (d)	213	850
Other (e)	1,122	853
Total debt	$8,763	$1,703

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

(a)           Domestic Bank Obligations

At August 31, 2008, the Company has an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expires on November 30, 2008 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%. As of August 31, 2008 and February 29, 2008, no direct amounts are outstanding under this agreement. At August 31, 2008, the Company had $3,582 in commercial and standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

(b)           Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 1, 2010. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"), as such transfers met the criteria in SFAS No. 140. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non-factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of August 31, 2008, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

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

(d)           Oehlbach

In connection with the Oehlbach acquisition (Note 8), the Company acquired short and long term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from August 2008 to March 2011.

(e)           Other Debt

This amount represents a call/put option owed to certain employees of Audiovox Germany.

(15)           Other Income

Other income is comprised of the following:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Interest income	$413	$1,146	$866	$2,557
Rental income	92	138	276	276
Miscellaneous	(416)	(123)	(757)	(205)
Total other, net	$89	$1,161	$385	$2,628

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

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

In May 2008,  the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("Statement  No. 162"). Statement No. 162 identifies the sources of accounting  principles and the framework for selecting the principles to be used in the preparation of financial statements  presented in conformity with generally accepted accounting principles in the United States of America. Statement No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of, Present fairly in conformity with generally accepted accounting principles". The Company does not believe the implementation of Statement No. 162 will have a material impact on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2008 compared to the three and six months ended August 31, 2007. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”.  We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except share and per share data.

Business Overview

Audiovox Corporation (“Audiovox”, “We”, “Our”, “Us” or “Company”) is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through eight wholly-owned subsidiaries: American Radio Corp., Audiovox Accessories Corp. (“AAC”),  Audiovox Consumer Electronics, Inc. (“ACE”),  Audiovox Electronics Corporation (“AEC”), Audiovox German Holdings GmbH  (“Audiovox Germany”), Audiovox Venezuela, C.A., Entretenimiento Digital Mexico, S. de C.V. (“Audiovox Mexico”) and Code Systems, Inc. (“Code”).  We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories™, Recoton®, Road Gear®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM (“Original Equipment Manufacturer”) supplier to several customers and presently have one reportable segment (the “Electronics Group”), which is organized by product category.  We previously announced our intention to acquire synergistic businesses with gross profit margins higher than our core business, leverage our overhead, penetrate new markets and to expand our core business and distribution channels.

The Company is organized by product category as follows:

Electronics products include:

•	mobile multi-media video products, including in-dash, overhead, headrest and portable mobile video systems,
•	autosound products including radios, speakers, amplifiers and CD changers,
•	satellite radios including plug and play models and direct connect models,
•	automotive security and remote start systems,
•	automotive power accessories,
•	car to car portable navigation systems,
•	rear observation and collision avoidance systems,
•	Liquid Crystal Display (“LCD”) flat panel televisions,
•	home and portable stereos,
•	two-way radios,
•	digital multi-media products such as personal video recorders and MP3 products,
•	camcorders,
•	clock-radios,
•	digital voice recorders,
•	home speaker systems,
•	portable DVD players, and
•	digital picture frames.

Accessories products include:
·
•	High-Definition Television (“HDTV”) Antennas,
•	Wireless Fidelity (“WiFi”) Antennas,
•	High-Definition Multimedia Interface (“HDMI”) accessories,
•	home electronic accessories such as cabling,
•	other connectivity products,
•	power cords,
•	performance enhancing electronics,
•	TV universal remotes,
•	flat panel TV mounting systems,
•	iPod specialized products,
•	wireless headphones,
•	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories, and
•	power supply systems,
•	electronic equipment cleaning products.

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

We have recently integrated and continue to integrate the following acquisitions, discussed below, into our existing business structure:

In December 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business for a total cash purchase price of approximately $3,188 (net of license fee below), plus a net asset payment of $11,093, transaction costs of $921 and a fee related to the RCA® brand in connection with future sales for a stated period of time. The purpose of this acquisition was to control the RCA trademark for the audio video field of use and to expand our core product offerings in certain developing markets. Contemporaneous with this transaction, the Company entered into a license agreement with Multimedia Device Ltd., a Chinese manufacturer, to market certain product categories acquired in the acquisition for an upfront fee of $10,000, the purchase of certain inventory and future royalty payments.

In November 2007, AAC completed the acquisition of all of the outstanding stock of Technuity, Inc., an emerging leader in the battery and power products industry and the exclusive licensee of the Energizer® brand in North America for rechargeable batteries and battery packs for camcorders, cordless phones, digital cameras, DVD players and other power supply devices, for a total cash purchase price of $20,373 (net of cash acquired), plus a working capital credit of $317, transaction costs of $1,131 and a maximum contingent earn out payment of $1,000, if certain sales and gross margin targets are met. The purpose of this acquisition was to further strengthen our accessory product lines and core offerings, to be the exclusive licensee of the Energizer® brand in North America for rechargeable batteries and power supply systems, and to increase the Company’s market share in the consumer electronics accessory business.

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

In March 2007, Audiovox Germany completed the stock acquisition of Oehlbach, a European market leader in the accessories business, for a total cash purchase price of $6,661, plus transaction costs of $200 and a contingent earn out payment, not to exceed 1 million Euros.  The purpose of this acquisition was to add electronics accessory product lines to our European business.

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

 During the second quarter, the Company approved a plan to reduce operating costs, which is primarily comprised of a world wide reduction in employees of approximately 8% of the Company’s total workforce, or approximately 70 employees. For the six months ended August 31, 2008 we have reduced our workforce by approximately 80 employees. These workforce reductions were primarily in the United States and Asia. We have incurred charges in connection with the plan of approximately $947 for the three months ended August 31, 2008, comprised largely of cash payments associated with one-time severance benefits. As a result of the plan, the company anticipates a cost savings in salary and compensation expenses of approximately $6,042 on an annualized basis. The Company anticipates additional cost savings in non-employee related overhead.

    The following table sets forth the workforce reduction charges recorded in the following line items in the Consolidated Statement of Operations:

Three and Six Months Ended
August 31, 2008

Selling	$107
General & administrative	676
Engineering and tech support	164
Total costs	$947

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

Critical Accounting Policies and Estimates

As disclosed in our Form 10-K for the fiscal year ended February 29, 2008, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves, goodwill and other intangible assets; warranties, stock-based compensation, income taxes and the fair value measurements of financial assets and liabilities.  Since February 29, 2008, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them, except for the accounting for the fair value measurements of financial assets and liabilities and the related disclosures, which is further discussed in footnote 5, Fair Value Measurements, included in this Form 10-Q for the three and six months ended August 31, 2008.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and six months ended August 31, 2008 and 2007.  We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

Three months ended August 31, 2008 compared to the three months ended August 31, 2007

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended August 31, 2008 and 2007.

Net Sales

	Three Months Ended August 31,		$	%
	2008	2007	Change	Change

Electronics	$111,662	$107,263	$4,399	4.1%
Accessories	35,546	41,006	(5,460)	(13.3)
Total net sales	$147,208	$148,269	$(1,061)	(0.7	) %

Electronic sales, which represented 75.9% of our net sales for the three months ended August 31, 2008 compared to 72.3% for the three months ended August 31, 2007 increased $4,399, or 4.1%, primarily due to sales of $27,922 generated from the recently acquired RCA Audio/Video operations and increases in electronic sales of the Company’s international operations in Germany, Mexico and Venezuela, partially offset by a decline in sales in our core consumer product lines as we discontinued certain non-profitable product categories such as portable navigation and flat screen televisions. The increase in consumer products was offset by declines in our mobile, audio and video categories primarily due to the weakening U.S. economy, which has resulted in a steep decline in vehicle sales and lower demand for electronics products.

Accessories sales, which represented 24.1% of our net sales for the three months ended August 31, 2008 compared to 27.7% for the three months ended August 31, 2007, decreased $5,460 or 13.3% as a result of the overall decline of the U.S. economy. This decrease was partially offset by sales of $3,509 generated from the recently acquired Technuity operations.

Sales incentive expense decreased $1,217 to $5,651 for the three months ended August 31, 2008 compared to the prior year period as a result of a decrease in sales to those accounts that require sales incentive support. The decrease in sales incentive expense also includes a $331 increase in reversals. The increase in sales incentive reversals was primarily due to an increase of $69 and $262 in unearned and unclaimed sales incentives, respectively, as a result of large retail customers not reaching their minimum sales targets and decreased customer claims of their sales incentive funds. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Three Months Ended August 31,		$	%
	2008	2007	Change	Change

Gross profit	$25,060	$28,474	$(3,414)	(12.0	) %
Gross margin percentage	17.0%	19.2%

During the quarter ended August 31, 2008, the Company experienced several negative impacts on its gross margin. The basic cost of production was increased by our manufacturers due to increases in material, labor and energy costs and increases in foreign currency exchanges versus the U.S. Dollar.

In addition, as a result of increased energy costs, the transportation expenses from our factories to our warehouses also increased. In turn, this cost pressure affected our shipping costs to our customers. As these costs and related warehouse and warranty costs rose suddenly, we instituted price increases to offset these cost increases. However, based on our contract obligations with our major customers, we had to phase in these price increases over a period of time. As a result of these cost increases our gross margins decreased 220 basis points to 17.0% from 19.2%.

Operating Expenses and Operating Loss

	Three Months Ended August 31,		$	%
	2008	2007	Change	Change

Operating Expenses:
Selling	$8,276	$7,910	$366	4.6%
General and administrative	17,856	14,506	3,350	23.1
Engineering and technical support	2,979	2,148	831	38.7
Operating expenses	$29,111	$24,564	$4,547	18.5%

Operating income (loss)	$(4,051)	$3,910	$(7,961)	(203.6	) %

Operating expenses increased $4,547 or 18.5%, to $29,111 for the three months ended August 31, 2008, from $24,564 for the three months ended August 31, 2007. As a percentage of net sales, operating expenses increased to 19.8% for the three months ended August 31, 2008, from 16.6% for the three months ended August 31, 2007.  The increase in total operating expenses is primarily due to $947 of workforce reduction charges and $4,625 of costs related to the recently acquired Technuity and RCA Audio/Video operations.

The following table sets forth, for the periods indicated, total operating expenses from our core business, workforce reduction charges and the incremental operating expenses related to the recently acquired Technuity and RCA Audio/Video businesses.

	Three Months Ended August 31,		$	%
	2008	2007	Change	Change

Core operating expenses	$23,539	$24,564	$(1,025)	(4.2)%
Operating expenses from acquired businesses	4,625	-	4,625	100.0
Workforce reduction charges	947	-	947	100.0
Total operating expenses	$29,111	$24,564	$4,547	18.5%

Selling expenses increased $366, or 4.6%, to $8,276 for the three months ended August 31, 2008 from $7,910 for the three months ended August 31, 2007, primarily due to workforce reduction charges of $107 and $965 of selling expenses for the three months ended August 31, 2008 related to the recently acquired Technuity and RCA Audio/Video operations. These increases were partially offset by decreased commissions as a result of a decrease in commissionable sales, a decline in travel and entertainment expenses and a decline in trade show expense. Selling expenses for our core business, excluding workforce reduction charges and recently acquired businesses, decreased $706 or 8.9% to $7,204 for the three months ended August 31, 2008, from $7,910 for the three months ended August 31, 2007.

General and administrative expenses increased $3,350, or 23.1%, to $17,856 for the three months ended August 31, 2008 from $14,506 for the three months ended August 31, 2007 due to workforce reduction charges of $676, $3,265 of expenses for the three months ended August 31, 2008 for the recently acquired operations of Technuity and RCA Audio/Video, increased professional fees as a result of intellectual property costs and a $238 increase in bad debt reserves. These increases were partially offset by a decline in officers salaries as well as a decrease in general office expenses. General and administrative expenses from our core business, excluding workforce reduction costs and recently acquired businesses, decreased $590, or 4.1%, to $13,916 for the three months ended August 31, 2008 from $14,506 for the three months ended August 31, 2007.

Engineering and technical support expenses increased $831, or 38.7%, to $2,979 for the three months ended August 31, 2008 from $2,148 for the three months ended August 31, 2007 due to $164 of workforce reduction charges and $395 of expenses for the three months ended August 31, 2008 related to the recently acquired Technuity and RCA Audio/Video operations. Engineering and technical support expenses for our core business, excluding workforce reduction charges and recently acquired businesses, increased $272 or 12.7%, to $2,420 for the three months ended August 31, 2008, from $2,148 for the three months ended August 31, 2007 as a result of increased travel, benefits and personnel costs.

Other Income (Expense)

	Three Months Ended August 31,		$	%
	2008	2007	Change	Change

Interest and bank charges	$(510)	$(697)	$187	(26.8	) %
Equity in income of equity investees	509	975	(466)	(47.8)
Other, net	89	1,161	(1,072)	(92.3)
Total other income, net	$88	$1,439	$(1,351)	(93.9	) %

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany and interest for a capital lease. The decrease in interest and bank charges is primarily due to a reduction in the average monthly outstanding bank obligations of Audiovox Germany during the period.

Equity in income of equity investee decreased due to decreased equity income of Audiovox Specialized Applications, Inc (ASA) as a result of decreased sales due to the weakening U.S. economy and higher energy costs.

Other income decreased due to a decline in interest income as a result of a decline in our short-term investment holdings due to cash utilized for acquisitions as well as current working capital requirements.

Income Tax Benefit/Provision

The effective tax rate for the three months ended August 31, 2008 was a benefit of 41.7% compared to a provision of 30.3% in the prior period.  For the three months ended August 31, 2008, the effective tax rate is higher than the statutory rate due to changes in anticipated earnings for fiscal 2009, offset by discrete tax items related to quarterly FIN No. 48 adjustments. For the three months ended August 31, 2007, the effective tax rate was lower than the statutory rate due to the investment in tax exempt securities.

Net (Loss) Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating (loss) income from continuing operations to reported net (loss) income and basic and diluted net (loss) income per common share.

	Three Months Ended August 31,
	2008	2007

Operating (loss) income	$(4,051)	$3,910
Other income, net	88	1,439
(Loss) income from continuing operations before income taxes	(3,963)	5,349
Income tax (benefit) expense	(1,652)	1,619
Net (loss) income	$(2,311)	$3,730

Net (loss) income per common share:
Basic	$(0.10)	$0.16
Diluted	$(0.10)	$0.16

Net loss for the three months ended August 31, 2008 was $2,311 compared to net income of $3,730 in the prior year period.  Net loss per share for the three months ended August 31, 2008 was $0.10 (diluted) as compared to net income per share of $0.16 (diluted) for the prior year period.  Net loss was favorably impacted by sales incentive reversals of $506 ($309 after taxes) and $175 ($122 after taxes) for the three months ended August 31, 2008 and 2007, respectively.

Six months ended August 31, 2008 compared to the six months ended August 31, 2007

The following tables set forth, for the periods indicated, certain statement of operations data for the six months ended August 31, 2008 and 2007.

Net Sales

	Six Months Ended August 31,		$	%
	2008	2007	Change	Change

Electronics	$225,381	$202,247	$23,134	11.4%
Accessories	66,410	74,275	(7,865)	(10.6)
Total net sales	$291,791	$276,522	$15,269	5.5%

Electronics sales, which represented 77.2% of our net sales for the six months ended August 31, 2008 compared to 73.1% in the prior year period, increased $23,134 or 11.4% primarily due to sales of $53,870 generated from the recently acquired RCA Audio/Video operations, increased sales in our core consumer product lines and increases in the electronic sales of the Company’s international operations in Germany, Mexico and Venezuela. These increases were partially offset by declines in our mobile audio and video product lines as a result of an overall decline in the U.S. economy, lower consumer demand for electronics products and a decline in vehicle sales.

Accessories sales, which represented 22.8% of our net sales for the six months ended August 31, 2008 compared to 26.9% in the prior year period, decreased $7,865 or 10.6% primarily due to a decline in demand for consumer electronics products as a result of the overall decline in the U.S. economy. This decrease was partially offset by sales of $7,292 generated from the recently acquired Technuity operations.

Sales incentive expense decreased $2,585 to $10,634 for the six months ended August 31, 2008 compared to the prior year period as a result of a decrease in sales to those accounts that require sales incentive support. The decrease in sales incentive expense was partially offset by a $199 decrease in reversals. The decrease in sales incentive reversals was primarily due to a decrease of $233 in unearned sales incentives as a result of large retail customers reaching their minimum sales targets partially offset by a $34 decrease in unclaimed sales incentives due to decreased customer claims of their sales incentive funds. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Six Months Ended August 31,		$	%
	2008	2007	Change	Change

Gross profit	$47,575	$51,663	$(4,088)	(7.9	) %
Gross margin percentage	16.3%	18.7%

Gross margins decreased by 240 basis points from 18.7% to 16.3%. Gross margins were unfavorably impacted by the Company’s decision to exit the portable navigation business as a result of industry trends and a highly competitive and mature market with lower margins. As a result, the Company recorded a $2,900 charge during the six months ended August 31, 2008 to reserve for remaining portable navigation inventory positions on hand and the expenses associated with the sale and support of those products. This charge adversely impacted gross margins by approximately 100 basis points. In addition, our gross margins declined during the six months ended August 31, 2008 due to increased costs from our manufacturers as a result of increased material and labor costs, increased transportation costs as a result of increased energy costs, and overall increased warehouse expenses.

Operating Expenses and Operating( Loss) Income

	Six Months Ended August 31,		$	%
	2008	2007	Change	Change

Operating Expenses:
Selling	$18,227	$16,706	$1,521	9.1%
General and administrative	35,505	28,205	7,300	25.9
Engineering and technical support	5,783	4,410	1,373	31.1
Operating expenses	$59,515	$49,321	$10,194	20.7%

Operating (loss) income	$(11,940)	$2,342	$(14,282)	(609.8	) %

Operating expenses increased $10,194 or 20.7%, to $59,515 for the six months ended August 31, 2008, from $49,321 for the six months ended August 31, 2007. As a percentage of net sales, operating expenses increased to 20.4 % for the six months ended August 31, 2008, from 17.8% in the prior year period.  The increase in total operating expenses is due to $947 of workforce reduction charges, the incremental costs of $8,983 related to the recently acquired Technuity and RCA Audio/Video operations, increased professional fees, direct labor, and general and administrative salaries and related benefits partially offset by decreased commissions, trade show expense, travel and entertainment expenses and a decrease in officers salaries. Operating expenses for our core business, excluding workforce reduction charges and recently acquired businesses, increased $264 or 0.5%, to $49,585 for the six months ended August 31, 2008, from $49,321 for the six months ended August 31, 2007. Operating expenses for the six months ended August 31, 2007 included a $998 benefit related to a call/put option previously granted to certain employees as a result of the reduction in the call/put liability calculation.

The following table sets forth, for the periods indicated, total operating expenses from our core business, workforce reduction charges, and the incremental operating expenses related to the recently acquired Technuity and RCA Audio/Video businesses.

	Six Months Ended August 31,		$	%
	2008	2007	Change	Change

Core operating expenses	$49,585	$49,321	$264	0.5%
Operating expenses from acquired businesses	8,983	0	8,983	100.0
Workforce reduction charges	947	0	947	100.0
Total operating expenses	$59,515	$49,321	$10,194	20.7%

Selling expenses increased $1,521, or 9.1%, to $18,227 for the six months ended August 31, 2008 from $16,706 for the six months ended August 31, 2007 due to $107 of workforce reduction charges and $1,956 of selling expenses for the six months ended August 31, 2008 related to the recently acquired Technuity and RCA Audio/Video operations and increased salesmen’s salaries and related benefits. These increases were partially offset by decreased commissions as a result of a decrease in commissionable sales, and a decline in travel and entertainment expenses. Selling expenses for our core business, excluding workforce reduction charges and recently acquired businesses, decreased $542 or 3.2%, to $16,164 for the six months ended August 31, 2008, from $16,706 for the six months ended August 31, 2007.

General and administrative expenses increased $7,300, or 25.9%, to $35,505 for the six months ended August 31, 2008, from $ 28,205 for the six months ended August 31, 2007 due to the following:

•	$6,262 of expenses for the six months ended August 31, 2008 for the recently acquired operations of Technuity and RCA Audio/Video operations.

•
An increase in salaries and related payroll taxes and benefits partially due to a $998 benefit recorded in the prior year related to a call/put option previously granted to certain employees as a result of a reduction in the call/put option liability as well as general increases to fiscal wages,

•	$1,002 increase in professional fees due to an increase in legal fees as a result of intellectual property costs and increased consulting fees,

•	$676 in workforce reduction charges,

    The above increases were partially offset by a reduction in general insurance and other office expenses and a decrease in executive bonuses as a result of the Company’s operating results. General and administrative expenses from our core business, excluding workforce reduction charges and recently acquired businesses, increased $362, or 1.3%, to $28,567 for the six months ended August 31, 2008, from $28,205 for the six months ended August 31, 2007.

Engineering and technical support expenses increased $1,373, or 31.1%, to $5,783 for the six months ended August 31, 2008 from $4,410 for the six months ended August 31, 2007 due to $164 of workforce reduction charges, $765 of expenses for the six months ended August 31, 2008 related to the recently acquired Technuity and RCA Audio/Video operations and a $524 increase in direct labor and related payroll taxes and benefits. Engineering and technical support expenses for our core business, excluding workforce reduction charges and recently acquired businesses, increased $444 or 10.1%, to $4,854 for the six months ended August 31, 2008, from $4,410 for the six months ended August 31, 2007.

Other Income (Expense)

	Six Months Ended August 31,		$	%
	2008	2007	Change	Change

Interest and bank charges	$(986)	$(1,364)	$378	(27.7	) %
Equity in income of equity investees	1,410	1,916	(506)	(26.4)
Other, net	385	2,628	(2,243)	(85.4)
Total other income, net	$809	$3,180	$(2,371)	(74.6	) %

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany and interest for a capital lease. The decrease in interest and bank charges is primarily due to a reduction in the average monthly outstanding bank obligations of Audiovox Germany during the period.

Equity in income of equity investee decreased due to decreased equity income of Audiovox Specialized Applications as a result of decreased sales due to the weakening U.S. economy.

Other income decreased due to a decline in interest income as a result of a decline in our short-term investment holdings due to cash utilized for acquisitions as well as current working capital requirements.

Income Tax Benefit/Provision

The effective tax rate for the six months ended August 31, 2008 was a benefit of 32.3% compared to a provision of 30.3% in the prior period.  The effective tax rate is lower than the statutory rate due to certain discrete tax items totaling $460 that were recorded during the six months ended August 31, 2008, related to the quarterly FIN No. 48 adjustment and foreign tax jurisdictional items.

Net (Loss) Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating loss (income) from continuing operations to reported net (loss) income and basic and diluted net (loss) income per common share.

	Six Months Ended August 31,
	2008	2007

Operating (loss) income	$(11,940)	$2,342
Other income, net	809	3,180
Income from continuing operations before income taxes	(11,131)	5,522
Income tax (benefit) expense	(3,597)	1,670
Net (loss) income from continuing operations	(7,534)	3,852
Net income from discontinuing operations, net of tax	-	2,111
Net (loss) income	$(7,534)	$5,963

Net (loss) income per common share:
Basic	$(0.33)	$0.26
Diluted	$(0.33)	$0.26

Net loss for the six months ended August 31, 2008 was $7,534 compared to net income of $5,963 in the prior year period.  Net loss per share for the six months ended August 31, 2008 was $0.33 (diluted) as compared to net income per share of $0.26 (diluted) for the prior year period.  Net loss was favorably impacted by sales incentive reversals of $1,339 ($817 after taxes) and $1,538 ($1,073 after taxes) for the six months ended August 31, 2008 and 2007, respectively.   Net income for the six months ended August 31, 2007 was also favorably impacted by $2,111 in income from discontinued operations as a result of a derivative legal settlement.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2008, we had working capital of $268,857, which includes cash and equivalents of $49,116, compared with working capital of $275,787 at February 29, 2008, which included cash and equivalents of $39,341.  The increase in cash and equivalents is primarily due to the collection of accounts and vendor receivable balances, increases in accounts payable and accrued expenses and borrowings from bank obligations. These increases were offset by an increase in our inventory balances, due to increased purchases for future sales during the holiday season, capital expenditures and additional working capital needs.  We plan to utilize our current cash position as well as collections from our accounts receivable to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $7,046 for the six months ended August 31, 2008 compared to cash used of $64,339 for the six months ended August 31, 2007.  Net loss from continuing operations for the six months ended August 31, 2008 was $7,534 compared to net income of $3,852 for the six months ended August 31, 2007.  The increase in cash provided by operating activities as compared to the prior year period was primarily due to the decrease in accounts and vendor receivables, an increase in accounts payable and an increase in depreciation and amortization expenses partially offset by a decline in our inventory purchases for the comparative periods.

The following significant fluctuations in the balance sheet accounts impacted cash flows from operations:

•
Cash flows from operating activities for the six months ended August 31, 2008 were impacted by an decrease in accounts receivable primarily due to the timing of collections and improved accounts receivable turnover.  Accounts receivable turnover approximated 5.6 during the six months ended August 31, 2008 compared to 5.3 during the six months ended August 31, 2007.

•
Cash flows from operations were impacted by an increase in our inventory balances due to increased purchases in connection with the upcoming holiday season.  Inventory turnover approximated 3.2 during the six months ended August 31, 2008 compared to 3.7 during the six months ended August 31, 2007.

•
In addition, cash flows from operating activities for the six months ended August 31, 2008 were favorably impacted by a decrease in receivables from vendors due to the collection of certain balances from certain vendors.

Investing activities used cash of $3,290 during the six months ended August 31, 2008, primarily due to capital expenditures. Investing activities provided cash of $57,901 during the six months ended August 31, 2007, primarily due to the sales (net of purchases) of short-term investments partially offset by the Oehlbach acquisition and purchases of property, plant and equipment.

Financing activities provided cash of $6,072 during the six months ended August 31, 2008, primarily from borrowings from the Euro term loan. Financing activities provided $2,147 during the six months ended August 31, 2007, primarily from the exercise of stock options partially offset by principle payments on debt and the purchase of treasury stock.

As of August 31, 2008, we have a domestic credit line to fund the temporary short-term working capital needs of the Company.  This line expires November 30, 2008 and allows aggregate borrowings of up to $25,000 at an interest rate of Prime (or similar designations) plus 1%.  In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (“ABL”) credit facility, which expires October 1, 2010.

As discussed in Note 5. Fair Value Measurements, to our unaudited consolidated financial statements included in this Form 10-Q for the six months ended August 31, 2008, we adopted the provisions of SFAS No. 157, as amended by FSP No. 157-2, effective March 1, 2008. We utilized unobservable (Level 3) inputs in determining the fair value of an auction rate security we hold totaling $3,658 at August 31, 2008.

As of August 31, 2008, $4,550 (at par value) of our long-term investment securities was comprised of an auction rate security. Liquidity for this auction rate security is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first calendar quarter of 2008, we began experiencing failed auctions on this auction rate security. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which the auctions have failed will continue to accrue interest at the contractual rate and continue to reset at the next auction date every 7 or 28 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, this auction rate security is classified as a long-term investment in our consolidated balance sheets as of August 31, 2008 and February 29, 2008.

Our auction rate security is classified as available-for-sale and is reflected at fair value. In prior periods during the auction process, which took place every 7-28 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157. However, due to events in credit markets during fiscal 2009, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair value of this security utilizing a discounted cash flow analysis or other type of valuation model as of August 31, 2008. These analyses consider, among other items, the collateral underlying the security, the credit worthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with this security, and an assumption of when the next time the security is expected to have a successful auction. This security was also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified this instrument as Level 3 during the first quarter of fiscal 2009 and recorded a temporary unrealized decline in fair value of approximately $892, with an offsetting entry to accumulated other comprehensive income. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying asset is backed by the U.S. Government. In addition, our auction rate security represented approximately 6% of our combined cash equivalents and long-term investment securities balance at August 31, 2008, which we believe allows us sufficient time for the security to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2008, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$11,189	$522	$1,043	$1,134	$8,490
Operating leases (2)	32,337	4,317	6,766	5,311	15,943
Total contractual cash obligations	$43,526	$4,839	$7,809	$6,445	$24,433

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$1,909	$1,909	$-	$-	$-
Stand-by letters of credit (4)	2,412	2,412	-	-	-
Commercial letters of credit (4)	1,170	1,170	-	-	-
Debt (5)	8,763	1,474	4,276	3,013	-
Contingent earn-out payments (6)	5,540	890	3,857	793	-
Unconditional purchase obligations (7)	93,053	93,053	-	-	-
Total commercial commitments	$112,847	$100,908	$8,133	$3,806	$-

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $73 and $5,570, respectively at August 31, 2008.

2. We enter into operating leases in the normal course of business.

3. Represents amounts outstanding under the Audiovox Germany Euro asset-based lending facility at August 31, 2008.

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

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending August 31, 2013 are $6,228.

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

In May 2008,  the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("Statement  No. 162"). Statement No. 162 identifies the sources of accounting  principles and the framework for selecting the principles to be used in the preparation of financial statements  presented in conformity with generally accepted accounting principles in the United States of America. Statement No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of, Present fairly in conformity with generally accepted accounting principles". The Company does not believe the implementation of Statement No. 162 will have a material impact on its consolidated financial statements.

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six month period ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

    There were no shares of common stock repurchased during the six months ended August 31, 2008.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on July 24, 2008 at the Sheraton in Smithtown, New York.  Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors and two matters were voted on at the Annual Meeting, as follows:

•
The election of Class A nominees Paul C. Kreuch, Jr., Dennis F. McManus, and Peter A. Lesser, and the election of Class A and Class B nominees John J. Shalam, Patrick M. Lavelle, Charles M. Stoehr, and Philip Christopher as Directors of the Company until the next annual meeting.

The votes were cast for this matter as follows:

	FOR	AGAINST/ABSTAIN
Class A
Paul C. Kreuch, Jr.	19,413,919	462,438
Dennis F. McManus	19,460,818	415,539
Peter A. Lesser	19,461,118	415,239

Class A and B
John J. Shalam	39,153,039	3,332,858
Patrick M. Lavelle	39,223,646	3,262,251
Charles M. Stoehr	38,147,147	4,338,750
Philip Christopher	39,626,304	2,859,593

Each nominee was elected a Director of the Company.

•	To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending February 28, 2009.

FOR	AGAINST/ABSTAIN

42,426,756	59,140

The selection of Grant Thornton LLP as the Company’s independent auditors was ratified.

ITEM 6.                           EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOVOX CORPORATION

October 9, 2008
By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer