Form 10-Q
period 2008-11-30
AUDIOVOX CORP
filed 2009-01-09
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                      No       X

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 8, 2008
Class A Common Stock	20,604,440 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	November 30,	February 29,
	2008	2008
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$13,925	$39,341
Accounts receivable, net	159,594	112,688
Inventory	149,321	155,748
Receivables from vendors	20,618	29,358
Prepaid expenses and other current assets	12,585	13,780
Deferred income taxes	7,198	7,135
Total current assets	363,241	358,050

Investment securities	8,559	15,033
Equity investments	13,068	13,222
Property, plant and equipment, net	20,615	21,550
Goodwill	29,098	23,427
Intangible assets	93,797	101,008
Deferred income taxes	2,128	-
Other assets	1,659	746
Total assets	$532,165	$533,036

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$43,014	$24,433
Accrued expenses and other current liabilities	34,728	38,575
Income taxes payable	141	5,335
Accrued sales incentives	12,633	10,768
Bank obligations	2,018	3,070
Current portion of long-term debt	1,294	82
Total current liabilities	93,828	82,263

Long-term debt	5,944	1,621
Capital lease obligation	5,551	5,607
Deferred compensation	3,312	4,406
Other tax liabilities	4,741	4,566
Deferred tax liabilities	-	6,057
Other long term liabilities	4,198	5,003
Total liabilities	117,574	109,523

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,424,212 and 22,414,212 shares issued, 20,604,460 and 20,593,660 shares outstanding at November 30, 2008 and February 29, 2008, respectively	224	224
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at November 30, 2008 and February 29, 2008, respectively	22	22
Paid-in capital	274,484	274,282
Retained earnings	161,532	162,542
Accumulated other comprehensive income	(3,275)	4,847
Treasury stock, at cost, 1,819,752 and 1,820,552 shares of Class A common stock at November 30, 2008 and February 29, 2008, respectively	(18,396)	(18,404)
Total stockholders' equity	414,591	423,513
Total liabilities and stockholders' equity	$532,165	$533,036

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended November 30, 2008 and 2007
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Net sales	$195,642	$183,563	$487,433	$460,085
Cost of sales	156,684	148,572	400,900	373,431
Gross profit	38,958	34,991	86,533	86,654

Operating expenses:
Selling	8,370	9,828	26,598	26,534
General and administrative	16,500	16,948	52,004	45,153
Engineering and technical support	2,436	2,600	8,219	7,010
Total operating expenses	27,306	29,376	86,821	78,697

Operating income (loss)	11,652	5,615	(288)	7,957

Other income (expense):
Interest and bank charges	(453)	(723)	(1,439)	(2,087)
Equity in income (share in losses) of equity investees	(484)	1,011	926	2,927
Other, net	(10)	816	375	3,444
Total other income (expense), net	(947)	1,104	(138)	4,284

Income (loss) from continuing operations before income taxes	10,705	6,719	(426)	12,241
Income tax expense	4,180	2,039	582	3,709
Net income (loss) from continuing operations	6,525	4,680	(1,008)	8,532

Net income from discontinued operations, net of tax	-	-	-	2,111

Net income (loss)	$6,525	$4,680	$(1,008)	$10,643

Net income (loss) per common share (basic):
From continuing operations	$0.29	$0.20	$(0.04)	$0.38
From discontinued operations	-	-	-	0.09
Net income (loss) per common share (basic)	$0.29	$0.20	$(0.04)	$0.47

Net income (loss) per common share (diluted):
From continuing operations	$0.29	$0.20	$(0.04)	$0.38
From discontinued operations	-	-	-	0.09
Net income (loss) per common share (diluted)	$0.29	$0.20	$(0.04)	$0.47

Weighted-average common shares outstanding (basic)	22,864,668	22,852,781	22,858,777	22,853,108
Weighted-average common shares outstanding (diluted)	22,867,235	22,857,355	22,858,777	22,880,263

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended November 30, 2008 and 2007
 (In thousands)
(unaudited)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,008)	$10,643
Net (income) from discontinued operations	-	(2,111)
Net (loss) income from continuing operations	(1,008)	8,532
Adjustments to reconcile net (loss) income to net cash used in continuing operating activities:
Depreciation and amortization	5,324	3,782
Bad debt expense	864	166
Equity in income of equity investees	(926)	(2,927)
Deferred income tax benefit	(186)	-
Non-cash compensation adjustment	526	(212)
Non-cash stock based compensation and warrant expense	159	609
Gain (loss) on disposal of property, plant and equipment	(8)	14
Tax benefit on stock options exercised	-	(1,020)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(52,580)	(62,762)
Inventory	(2,153)	(33,995)
Receivables from vendors	8,491	(12,696)
Prepaid expenses and other	(1,018)	2,602
Investment securities-trading	1,104	(1,042)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	19,441	2,947
Income taxes payable	(4,741)	3,132
Net cash used in operating activities	(26,711)	(92,870)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,674)	(5,772)
Proceeds from sale of property, plant and equipment	98	43
Proceeds from distribution from an equity investee	1,080	1,215
Proceeds from a liquidating distribution from an available-for-sale security	-	645
Purchase of short-term investments	-	(13,775)
Proceeds from sale of short-term investments	-	146,255
Purchase of patents	(650)	-
Purchase of acquired businesses, less cash acquired	(440)	(28,387)
Net cash (used in) provided by investing activities	(3,586)	100,224

Cash flows from financing activities:
Proceeds from (repayments on) bank obligations	5,523	(860)
Principal payments on capital lease obligation	(55)	(50)
Proceeds from exercise of stock options and warrants	46	3,148
Principal payments on debt	-	(4,240)
Repurchase of Class A common stock	-	(1,425)
Tax benefit on stock options exercised	-	1,020
Other financing activities	9	-
Net cash provided by (used in) financing activities	5,523	(2,407)
Effect of exchange rate changes on cash	(642)	249
Net (decrease) increase in cash and cash equivalents	(25,416)	5,196
Cash and cash equivalents at beginning of period	39,341	15,473
Cash and cash equivalents at end of period	$13,925	$20,669

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
November 30, 2008
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions.  Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, fair value of stock-based compensation, income taxes, valuation of long-lived assets, accrued sales incentives, warranty reserves and the fair value measurements of financial assets, liabilities, goodwill and intangible assets.  A summary of the Company's significant accounting policies is identified in Note 1 of the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended February 29, 2008.  There have been no changes to the Company's significant accounting policies subsequent to February 29, 2008, except for the accounting for the fair value measurement of financial assets and liabilities and related disclosures (Note 5).

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

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

	Three Months ended		Nine Months ended
	November 30,		November 30,
	2008	2007	2008	2007

Cost of sales	$3	$5	$3	$10
Selling expenses	36	64	36	128
General and administrative expenses	104	202	104	404
Engineering and technical support	3	5	3	10
Stock-based compensation expense before income tax benefit	$146	$276	$146	$552

The Company granted 197,250 options during the three months ended November 30, 2008, which vest one-half on November 30, 2008 and one-half on February 28, 2009, expire two years from date of vesting (November 30, 2010 and February 28, 2011, respectively), have an exercise price equal to $4.83, the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term between 2.1 and 2.4 years and a grant date fair value of $1.44 per share determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value).

In addition, the Company issued 17,500 warrants during the three months ended November 30, 2008 to purchase the Company’s common stock at an exercise price of $4.83 per share as consideration for future legal services. The warrants vest one-half on November 30, 2008 and one-half on February 28, 2009, expire two years from date of vesting (November 30, 2010 and February 28, 2011, respectively), have an exercise price equal to $4.83, the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term between 2.1 and 2.4 years and a grant date fair value of $1.44 per warrant determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value). Accordingly, the Company recorded additional legal expense in the amount of approximately $13 during the three and nine months ended November 30, 2008, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at November 30, 2008.

The Company granted 257,500 options during the three months ended August 31, 2007, which vested one-third on August 31, 2007, one-third on November 30, 2007, and one-third on February 28, 2008, expire three years from date of vesting (August 31, 2010, November 30, 2010, and February 28, 2011, respectively), had an exercise price equal to $1.00 above the lowest sales price of the Company’s stock on the day prior to the date of grant ($9.90), had a contractual term between 2 years and 3.7 years and a grant date fair value of $3.26 per share. In connection with this option grant, there were 15,000 options granted to an outside director that expire on September 9, 2009, which had a contractual life of 2.1 years and a grant date fair value of $2.57 per share.

In addition, the Company issued 17,500 warrants during the three months ended August 31, 2007 to purchase the Company’s common stock at an exercise price of $10.90 per share as consideration for past legal services rendered. The warrants were exercisable immediately, expire three years from date of issuance and had a fair value on issuance date of $3.26 per warrant determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value). Accordingly, the Company recorded additional legal expense in the amount of approximately $57 during the three and nine months ended November 30, 2007, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at November 30, 2007.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Sholes option valuation model granted during the respective periods were as follows:

	Three and nine months ended November 30,
	2008	2007

Dividend yield	0%	0%
Weighted-average expected volatility	47.0%	47.0%
Risk-free interest rate	5.00%	4.57%
Expected life of options/warrants (in years)	2.00	2.00 - 3.00
Fair value of options/warrants granted	$1.44	$3.26 (3 year option)
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

Information regarding the Company's stock options and warrants are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of Shares	Price	Term

Outstanding and exercisable at February 29, 2008	1,567,036	$13.96
Granted	214,750	4.83
Exercised	(10,000)	4.63
Forfeited/expired	(314,952)	13.29
Outstanding and exercisable at November 30, 2008	1,456,834	$12.82	0.92

At November 30, 2008, the Company had unrecognized compensation costs and professional fees of approximately $138 and $13, respectively related to non-vested options and warrants granted during the three and nine months ended November 30, 2008. The unrecognized compensation costs related to these options and warrants will be completely recognized by the fiscal year ending February 28, 2009.

At November 30, 2007, the Company had unrecognized compensation costs of approximately $276 related to non-vested options granted during the nine months ended November 30, 2007. The unrecognized compensation costs related to these options was completely recognized at the fiscal year ending February 29, 2008.

(3)           Discontinued Operations

The net income from discontinued operations for the nine months ended November 30, 2007 of $2,111, net of income tax expense of $1,137, is primarily due to legal settlements and related legal and administrative costs associated with contingencies pertaining to the Company’s discontinued cellular business (see Note 16).

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

There are no reconciling items which impact the numerator of basic and diluted net (loss) income per common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding	22,864,668	22,852,781	22,858,777	22,853,108
Effect of dilutive securities:
Stock options and warrants	2,567	4,574	-	27,155
Weighted-average common shares and potential common shares outstanding	22,867,235	22,857,355	22,858,777	22,880,263

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

Stock options and warrants totaling 1,602,633 and 1,617,026 for the three months ended November 30, 2008 and 2007, respectively, and 1,570,279 and 1,354,482 for the nine months ended November 30, 2008 and 2007, respectively, were not included in the net (loss) income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
November 30, 2008
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

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilitiesmeasured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis at November 30, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
		Assets and	Observable	Unobservable
		Liabilities	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$13,925	$13,925
Long-term investment securities:
Trading and available-for-sale marketable securities	3,901	3,901
Auction rate security	3,658			3,658
Other long-term investments	1,000		1,000
Total long-term investment securities	8,559	3,901	1,000	3,658
Total assets measured at fair value	$22,484	$17,826	$1,000	$3,658

As of November 30, 2008, the Company’s long-term investment securities consisted of marketable securities, an auction rate security and other long-term investments. As of November 30, 2008, the fair value of the Company’s long-term investment securities as defined under SFAS No. 157 was approximately $8,559. The Company’s long-term investment securities are classified between trading and available-for-sale, and accordingly, unrealized gains and losses on long-term investment securities classified as available-for-sale are reflected as a component of accumulated other comprehensive income in stockholders’ equity, net of tax. Unrealized holding gains and losses on trading securities are included in earnings.

As of November 30, 2008, the Company had $4,550 (at par value) of an auction rate security included within its portfolio of long-term investment securities, which is collateralized by student loan portfolios, which are guaranteed by the United States government. Because there is no assurance that auctions for these securities will be successful in the near term, as of November 30, 2008, this auction rate security is classified as an available-for-sale long-term investment. As of November 30, 2008, the Company recorded approximately $892 of unrealized losses on this auction rate note, which is included in other comprehensive loss in stockholders' equity, net of tax. The Company determined the decline in market value below cost to be temporary based upon the Company’s ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. Any future fluctuation in the fair value related to this security that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If at any time in the future the Company determines that a valuation adjustment is other-than-temporary, it will record a charge to earnings in the period of determination.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

Due to recent events in the U.S. credit markets during fiscal 2009, the Company considered various valuation techniques for its auction rate security. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on March 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at November 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Balance at February 29, 2008	$0
Auction rate security transferred to Level 3	4,550
Total unrealized loss included in accumulated other comprehensive income	(892)
Balance at May 31, 2008, August 31, 2008 and November 30, 2008	$3,658

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

(6)           Accumulated Other Comprehensive Income

Accumulated other comprehensive (loss) income of $(3,275) and $4,847 at November 30, 2008 and February 29, 2008, respectively, includes accumulated foreign currency translation (losses) gains of $(4,848) and $4,470, accumulated unrealized (losses) gains on investment securities classified as available-for-sale of $(3,276) and $377 at November 30, 2008 and February 29, 2008, respectively.

The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Net income (loss)	$6,525	$4,680	$(1,008)	$10,643

Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,552)	2,021	(4,848)	3,378
Unrealized holding (loss) gain on available-for-sale investment securities arising during the period, net of tax	(1,152)	471	(3,276)	479
Other comprehensive (loss) income, net of tax	(5,704)	2,492	(8,124)	3,857

Total comprehensive income (loss)	$821	$7,172	$(9,132)	$14,500

The changes in the net unrealized holding (loss) gain on available-for-sale investment securities arising during the periods presented above are net of tax benefits (expense) of $737 and $(301) for the three months ended November 30, 2008 and 2007, respectively and $2,094 and $(306) for the nine months ended November 30, 2008 and 2007, respectively.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

(7)           Supplemental Cash Flow Information/Changes in Stockholders’ Equity

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended
	November 30,
	2008	2007
Cash paid during the period:
Interest (excluding bank charges)	$1,224	$1,904
Income taxes (net of refunds)	$3,463	$1,308

Non-Cash Transactions

During the nine months ended November 30, 2008 and 2007, the Company recorded a non-cash compensation charge (benefit) of $526 and $(212), respectively, related to the rights under a call/put option previously granted to certain employees. The benefit recorded during the nine months ended November 30, 2007, was primarily due to a $998 reduction in the call/put liability calculation as a result of the Oehlbach acquisition (Note 8). During the nine months ended November 30, 2008 and 2007, the Company recorded a non-cash stock based compensation and warrant expense of $159 and $609, respectively related to the grant of options and warrants to other employees, directors and certain outside service providers (Note 2).

(8)           Business Acquisitions

Thomson Accessories

On January 29, 2007, the Company acquired certain assets and liabilities of Thomson’s Americas consumer electronics accessory business as well as rights to the RCA®, Recoton®, Spikemaster®, Ambico® and Discwasher® brands for consumer electronics accessories for $64,716, including a working capital payment of $7,617, acquisition costs of $2,414 and a fee currently estimated to be approximately $4,685 related to 0.75% of future net sales of the RCA brand for five years from the date of acquisition. The fee related to the future net sales of the RCA brand was recorded in connection with the final purchase price allocation (increase to intangible assets, other current liabilities ($890) and other long-term liabilities) as the estimated fair value of the net assets acquired exceeded the total purchase price. As the estimated fair value of the net assets acquired exceeded the total purchase price, after recording the estimated fee related to future net sales of the RCA brand, the Company reduced the estimated fair value of the non-financial assets acquired on a pro-rata basis to the adjusted purchase price of $64,716.

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
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

In addition, a minimum working capital payment, as defined in the agreement, and a maximum contingent payment of $1,000 may be due from the Company if certain sales and gross margin targets are met for a period of twelve months after the acquisition date. The sales and gross margin targets require that net sales exceed $26.5 million and gross margin exceeds $7.65 million, as defined in the purchase agreement. As of November 30, 2008, no amount has been accrued for the contingency payment as the sales and gross margin targets have not been met.

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

The following summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable, net	$3,920
Inventory	4,007
Property, plant and equipment, net	103
Other long-term assets	241
Trademarks and other intangible assets	6,380
Goodwill	11,326
Total assets acquired	$25,977

Liabilities assumed:
Accounts payable	$3,689
Accrued expenses and other liabilities	624
Deferred tax liabilities	407
Other liabilities	70
Total liabilities assumed	$4,790
Total purchase price	$21,187

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

Thomson Audio/Video

On December 31, 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business as well as the rights to the RCA brand for the audio/video field of use. As consideration for Thomson’s audio/video business, the Company paid the following:

Purchase price	$13,188
Net asset payment	11,093
Acquisition related costs	925
25,206
Less: Multimedia license fee	(10,000)
Total net purchase price	$15,206

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

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$19,178
Tooling	102
Trademarks and other intangible assets (less license fee)	14,644
Total assets acquired	$33,924

Liabilities assumed:
Warranty accrual	$12,848
Other liabilities acquired	5,870
Total liabilities assumed	$18,718
Total purchase price	$15,206

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary.

The following unaudited pro-forma financial information for the three and nine months ended November 30, 2008 and 2007 represents the combined results of the Company’s operations as if the Incaar, Technuity and Thomson Audio/Video acquisitions had occurred at March 1, 2007. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Net sales	$195,642	$307,042	$487,433	$835,552
Net income (loss)	6,525	(3,253)	(1,008)	(12,840)
Net income (loss) per share-diluted	$0.29	$(0.14)	$(0.04)	$(0.56)

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

(9)           Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 29, 2008	$23,427
Purchase of Technuity	5,671
Balance at November 30, 2008	$29,098

At November 30, 2008, intangible assets consisted of the following:

	Gross
	Carrying	Amortization	Accumulated
	Value	Book Value	Total Net

Trademarks/Tradenames not subject to amortization	$81,937	-	$81,937
Customer relationships subject to amortization (5-20 years)	9,866	1,404	8,462
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	222	958
Patents subject to amortization (5-10 years)	1,345	526	819
Contract subject to amortization (5 years)	1,104	883	221
License subject to amortization (5 years)	1,400	-	1,400
Total	$96,831	$3,035	$93,797

At February 29, 2008, intangible assets consisted of the following:

	Gross
	Carrying	Accumulated	Total Net
	Value	Amortization	Book Value

Trademarks/Tradenames not subject to amortization	$86,368		$86,368
Customer relationships subject to amortization (5-20 years)	14,685	741	13,944
Patents subject to amortization (5-10 years)	695	385	310
Contract subject to amortization (5 years)	1,104	718	386
Total	$102,852	$1,844	$101,008

The Company recorded amortization expense of $265 and $351 for the three months ended November 30, 2008 and 2007, respectively and $1,162 and $565 for the nine months ended November 30, 2008 and 2007, respectively. The estimated aggregate amortization expense for the cumulative five years ending November 30, 2013 amounts to $6,401.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

The Company evaluates its goodwill and indefinite lived intangible assets for goodwill impairment triggering events at each reporting period in accordance with FAS No. 142. The Company's stock price has been trading below its book value and tangible book value for over four consecutive quarters. The Company attributes this low stock price to both the overall market conditions and company specific factors, including low trading volume of the Company's stock. As of November 30, 2008, the Company believes that based on operations to date and measures implemented, the amounts used in the discount cash flow model used in its February 29, 2008 annual impairment test are reasonable. Based on our evaluation, there was no impairment of goodwill or indefinite lived intangible assets in the third quarter ended November 30, 2008. Due to the recent economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of goodwill and indefinte lived intangible assets when the Company conducts its annual impairment test.

(10)           Equity Investments

As of November 30, 2008 and February 29, 2008, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30,	February 29,
	2008	2008

Current assets	$26,514	$26,344
Non-current assets	4,650	4,710
Current liabilities	5,029	4,611
Members' equity	26,135	26,443

	Nine Months Ended November 30,
	2008	2007

Net sales	$43,261	$55,194
Gross profit	10,382	16,099
Operating income	1,307	5,010
Net income	1,850	5,853

The Company's share of income from ASA for the nine months ended November 30, 2008 and 2007, was $925 and $2,927, respectively.  In addition, the Company received distributions from ASA totaling $1,080 and $1,215 during the nine months ended November 30, 2008 and 2007 respectively, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheet.

(11)           Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for fiscal 2009 is estimated to be 43.6% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended November 30, 2008 the Company recorded a provision for income taxes of $4,180, which consisted of U.S., state and local and foreign taxes, as well as discrete items totaling $301 related to a tax return to provision adjustment and the quarterly FIN No. 48 adjustment. For the three months ended November 30, 2007, the Company recorded a provision for income taxes of $2,039 related to U.S., state and local and foreign taxes.

The Company’s total unrecognized tax benefit as of November 30, 2008 was $4,131, which, if recognized, would affect the Company’s effective tax rate. As of November 30, 2008, the Company had approximately $1,013 of accrued interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

(12)           Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Opening balance	$11,796	$11,403	$10,768	$7,410
Accruals	7,488	7,385 *	19,377	22,467 **
Payments and credits	(5,845)	(2,980)	(15,367)	(12,531)
Reversals for unearned sales incentive	(352)	(277)	(524)	(682)
Reversals for unclaimed sales incentives	(454)	(594)	(1,621)	(1,727)
Ending balance	$12,633	$14,937	$12,633	$14,937

* Includes $646 of sales incentives acquired from the Technuity acquisition (Note 8).
** Includes $325 and $646 of accrued sales incentives acquired from the Oehlbach and Technuity acquisitions (Note 9).

(13)           Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Opening balance	$11,189	$10,073	$17,002	$9,586
Liabilities accrued for warranties issued during the period	2,653	3,009	8,678	8,178
Warranty claims paid during the period (includes the acquired warranty liabilities)	(2,622)	(2,886)	(14,460)	(7,568)
Ending balance	$11,220	$10,196	$11,220	$10,196

(14)           Financing Arrangements

The Company has the following financing arrangements:

	November 30,	February 29,
	2008	2008

Bank Obligations
Domestic bank obligations (a)	$-	$-
Euro asset-based lending obligation (b)	2,018	3,070
Total bank obligations	$2,018	$3,070

Debt
Euro term loan agreements (c)	$5,876	$-
Oehlbach (d)	184	850
Other (e)	1,178	853
Total debt	$7,238	$1,703

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

(a)           Domestic Bank Obligations

At November 30, 2008, the Company had an unsecured credit line to fund the temporary short-term working capital needs of the domestic operations. This line expired on November 30, 2008 and was extended through December 23, 2008 when it was replaced with a secured line of credit. The new line of credit allows aggregate borrowings of up to $15,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. As of November 30, 2008 and February 29, 2008, no direct amounts are outstanding under the former agreement. At November 30, 2008, the Company had $3,526 in commercial and standby letters of credit outstanding under the unsecured credit line.

(b)           Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 1, 2010. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"), as such transfers met the criteria in SFAS No. 140. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non-factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2008, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

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

(d)           Oehlbach

In connection with the Oehlbach acquisition (Note 8), the Company acquired short and long term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from November 2008 to March 2011.

(e)           Other Debt

This amount represents a call/put option owed to certain employees of Audiovox Germany.

(15)           Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Interest income	$229	$822	$1,095	$3,379
Rental income	136	138	412	414
Miscellaneous	(375)	(144)	(1,132)	(349)
Total other income (expense), net	$(10)	$816	$375	$3,444

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2008
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
November 30, 2008
(Dollars in thousands, except share and per share data)
(unaudited)

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2008 compared to the three and nine months ended November 30, 2007. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”.  We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

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

The Company is organized by product category as follows:

Electronics products include:

•	mobile multi-media video products, including in-dash, overhead, headrest and portable mobile video systems,
•	autosound products including radios, speakers, amplifiers and CD changers,
•	satellite radios including plug and play models and direct connect models,
•	automotive security and remote start systems,
•	automotive power accessories,
•	car to car portable navigation systems,
•	rear observation and collision avoidance systems,
•	Liquid Crystal Display (“LCD”) flat panel televisions,
•	home and portable stereos,
•	two-way radios,
•	digital multi-media products such as personal video recorders and MP3 products,
•	camcorders,
•	clock-radios,
•	digital voice recorders,
•	home speaker systems,
•	portable DVD players, and
•	digital picture frames.

 Accessories products include:

·
•	High-Definition Television (“HDTV”) Antennas,
•	Wireless Fidelity (“WiFi”) Antennas,
•	High-Definition Multimedia Interface (“HDMI”) accessories,
•	home electronic accessories such as cabling,
•	other connectivity products,
•	power cords,
•	performance enhancing electronics,
•	TV universal remotes,
•	flat panel TV mounting systems,
•	iPod specialized products,
•	wireless headphones,
•	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,
•	power supply systems and
•	electronic equipment cleaning products.

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

In January 2007, we completed the acquisition of certain assets and liabilities of Thomson’s Americas consumer electronics accessory business for a total cash purchase price of approximately $50,000, plus a working capital payment of $7,617, plus a five year fee estimated to be $4,685 related to the RCA brand in connection with future sales and approximately $2,414 of transaction costs.  The purpose of this acquisition was to expand our market presence in the accessory business. The acquisition included the rights to the RCA brand for consumer electronics accessories as well as the Recoton, Spikemaster, Ambico and Discwasher brands for use on any product category and the Jensen, Advent, Acoustic Research and Road Gear brands for consumer electronics accessories.

We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets and expand our core business and distribution channels.

During the second quarter of fiscal year 2009, the Company approved a plan to reduce operating costs, which is primarily comprised of a world wide reduction in employees of approximately 8% of the Company’s total workforce, or approximately 70 employees. For the nine months ended November 30, 2008 we have reduced our workforce by approximately 80 employees. These workforce reductions were primarily in the United States and Asia. We have incurred charges in connection with the plan of approximately $947 for the nine months ended November 30, 2008, comprised largely of cash payments associated with one-time severance benefits. As a result of the plan, the company anticipates a cost savings in salary and compensation expenses of approximately $6,042 on an annualized basis. The Company anticipates additional cost savings in non-employee related overhead.

The following table sets forth the workforce reduction charges recorded in the following line items in the Consolidated Statement of Operations:

Three and Nine Months Ended
November 30, 2008

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

Critical Accounting Policies and Estimates

As disclosed in our Form 10-K for the fiscal year ended February 29, 2008, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves, goodwill and other intangible assets; warranties, stock-based compensation, income taxes and the fair value measurements of financial assets and liabilities.  Since February 29, 2008, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them, except for the accounting for the fair value measurements of financial assets and liabilities and the related disclosures, which is further discussed in footnote 5, Fair Value Measurements, included in this Form 10-Q for the three and nine months ended November 30, 2008.

The Company evaluates its goodwill and indefinite lived intangible assets for goodwill impairment triggering events at each reporting period in accordance with FAS No. 142. The Company's stock price has been trading below its book value and tangible book value for over four consecutive quarters. The Company attributes this low stock price to both the overall market conditions and company specific factors, including low trading volume of the Company's stock. As of November 30, 2008, the Company believes that based on operations to date and measures implemented, the amounts used in the discount cash flow model used in its February 29, 2008 annual impairment test are reasonable. Based on our evaluation, there was no impairment of goodwill or indefinite lived intangible assets in the third quarter ended November 30, 2008. Due to the recent economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of goodwill and indefinted lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and nine months ended November 30, 2008 and 2007.  We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

Three months ended November 30, 2008 compared to the three months ended November 30, 2007

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended November 30, 2008 and 2007.

Net Sales

	Three Months Ended November 30,		$	%
	2008	2007	Change	Change

Electronics	$151,972	$138,959	$13,013	9.4%
Accessories	43,670	44,604	(934)	(2.1)
Total net sales	$195,642	$183,563	$12,079	6.6%

Electronic sales, which represented 77.7% of our net sales for the three months ended November 30, 2008 compared to 75.7% for the three months ended November 30, 2007 increased $13,013, or 9.4%, primarily due to sales generated from the recently acquired RCA Audio/Video operations and increases in electronic sales of the Company’s international operations in Mexico and Venezuela. This increase was partially offset by the absence of sales in select categories as the Company discontinued non-profitable product lines such as portable navigation and flat screen televisions. Additionally, sales increases were offset by declines in our mobile and audio/video categories primarily due to the weakening U.S. economy.

Accessories sales, which represented 22.3% of our net sales for the three months ended November 30, 2008 compared to 24.3% for the three months ended November 30, 2007, decreased $934 or 2.1% as a result of the overall decline of the U.S. economy. This decrease was partially offset by sales of $3,089 generated from the recently acquired Technuity operations.

Sales incentive expense increased $168 to $6,682 for the three months ended November 30, 2008 compared to the prior year period as a result of an increase in sales to those accounts that require sales incentive support. The increase in sales incentive expense also includes a $65 decrease in reversals. The decrease in sales incentive reversals was primarily due to an increase of $75 in unearned sales incentives partially offset by a $140 decrease in unclaimed sales incentives, respectively, as a result of large retail customers not reaching their minimum sales targets and increased customer claims of their sales incentive funds. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Three Months Ended November 30,		$	%
	2008	2007	Change	Change

Gross profit	$38,958	$34,991	$3,967	11.3%
Gross margin percentage	19.9%	19.1%

The Company’s gross margin improved 80 basis points as price increases instituted in the second quarter to offset increased warehouse, shipping, warranty and product costs took effect. Gross margins were also impacted by the increased sales of consumer electronics products during the quarter, which have a lower gross margin than mobile or accessory products.

Operating Expenses and Operating Loss

	Three Months Ended November 30,		$	%
	2008	2007	Change	Change

Operating Expenses:
Selling	$8,370	$9,828	$(1,458)	(14.8	) %
General and administrative	16,500	16,948	(448)	(2.6)
Engineering and technical support	2,436	2,600	(164)	(6.3)
Operating expenses	27,306	29,376	(2,070)	(7.0)

Operating income	11,652	5,615	6,037	107.5

Operating expenses decreased $2,070 or 7.0%, to $27,306 for the three months ended November 30, 2008, from $29,376 for the three months ended November 30, 2007. As a percentage of net sales, operating expenses decreased to 14.0% for the three months ended November 30, 2008, from 16.0% for the three months ended November 30, 2007.  The decrease in total operating expenses is primarily due to our expense and workforce reduction programs partially offset by $4,335 of costs related to the recently acquired Technuity and RCA Audio/Video operations.

The following table sets forth, for the periods indicated, total operating expenses from our core business and the incremental operating expenses related to the recently acquired Technuity and RCA Audio/Video businesses.

	Three Months Ended November 30,		$	%
	2008	2007	Change	Change

Core operating expenses	$22,971	$29,103	$(6,132)	(21.1	) %
Operating expenses from acquired businesses	4,335	273	4,062	1,487.9
Total operating expenses	$27,306	$29,376	$(2,070)	(7.0	) %

Selling expenses decreased $1,458, or 14.8%, to $8,370 for the three months ended November 30, 2008 from $9,828 for the three months ended November 30, 2007, primarily due to workforce reductions, decreased commissions as a result of lower commissionable sales, a decline in travel and entertainment expenses as a result of expense control programs, and a decline in trade show expense as the Company has reviewed the amount of trade shows it attends. These decreases were partially offset by $922 of selling expenses for the three months ended November 30, 2008 related to the recently acquired Technuity and RCA Audio/Video operations.

General and administrative expenses decreased $448 or 2.6%, to $16,500 for the three months ended November 30, 2008 from $16,948 for the three months ended November 30, 2007 primarily due to workforce reductions as well as a decrease in general office expenses which were partially offset by $3,055 of expenses for the three months ended November 30, 2008 for the recently acquired operations of Technuity and RCA Audio/Video, increased professional fees as a result of intellectual property costs, and a $262 increase in bad debt reserves.

Engineering and technical support expenses decreased $164, or 6.3%, to $2,436 for the three months ended November 30, 2008 from $2,600 for the three months ended November 30, 2007 due to workforce reductions, partially offset by $358 of expenses for the three months ended November 30, 2008 related to the recently acquired Technuity and RCA Audio/Video operations.

Other Income (Expense)

	Three Months Ended November 30,		$	%
	2008	2007	Change	Change

Interest and bank charges	$(453)	$(723)	$270	(37.3	) %
Equity in income or (share in losses) of equity investees	(484)	1,011	(1,495)	(147.9)
Other, net	(10)	816	(826)	(101.2)
Total other income (loss), net	$(947)	$1,104	$(2,051)	(185.8	) %

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany and interest for a capital lease. The decrease in interest and bank charges is primarily due to a reduction in the average monthly outstanding bank obligations of Audiovox Germany during the period.

Equity in income of equity investee decreased due to decreased equity income of Audiovox Specialized Applications, Inc (ASA) as a result of decreased sales due to the weakening U.S. economy and price competition in the LCD television market, which required ASA to take a markdown of its inventory totaling $1,022 for the third quarter ending November 30, 2008.

Other income decreased due to a decline in interest income as a result of a decline in our short-term investment holdings due to cash utilized for acquisitions as well as current working capital requirements.

Income Tax Benefit/Provision

The effective tax rate for the three months ended November 30, 2008 was a provision of 37.1% compared to a provision of 30.3% in the prior period.  For the three months ended November 30, 2008, the effective tax rate is higher than the statutory rate due to changes in anticipated earnings for fiscal 2009 and by discrete tax items related to return to provision adjustments and the quarterly FIN No. 48 adjustments. For the three months ended November 30, 2007, the effective tax rate was lower than the statutory rate due to the investment in tax exempt securities.

Net (Loss) Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating (loss) income from continuing operations to reported net (loss) income and basic and diluted net (loss) income per common share.

	Three Months Ended November 30,
	2008	2007

Operating income	$11,652	$5,615
Other income (loss), net	(947)	1,104
Income from continuing operations before income taxes	10,705	6,719
Income tax expense	4,180	2,039
Net income	$6,525	$4,680

Net income per common share:
Basic	$0.29	$0.20
Diluted	$0.29	$0.20

Net income for the three months ended November 30, 2008 was $6,525 compared to a net income of $4,680 in the prior year period.  Net income per share for the three months ended November 30, 2008 was $0.29 (diluted) as compared to net income per share of $0.20 (diluted) for the prior year period.  Net loss was favorably impacted by sales incentive reversals of $806 ($491 after taxes) and $871 ($531 after taxes) for the three months ended November 30, 2008 and 2007, respectively.

Nine months ended November 30, 2008 compared to the nine months ended November 30, 2007

The following tables set forth, for the periods indicated, certain statement of operations data for the nine months ended November 30, 2008 and 2007.

Net Sales

	Nine Months Ended November 30,		$	%
	2008	2007	Change	Change

Electronics	$377,353	$341,205	$36,148	10.6%
Accessories	110,080	118,880	(8,800)	(7.4	) %
Total net sales	$487,433	$460,085	$27,348	5.9%

Electronics sales, which represented 77.4% of our net sales for the nine months ended November 30, 2008 compared to 74.2% in the prior year period, increased $36,148 or 10.6% primarily due to sales generated from the recently acquired RCA Audio/Video operations, increases in the electronics sales of the Company’s international operations in Mexico and Venezuela, and increases in our OEM business. These increases were partially offset by declines in our mobile audio and video product lines as a result of an overall decline in the U.S. economy, lower consumer demand for electronics products and a decline in vehicle sales.

Accessories sales, which represented 22.6% of our net sales for the nine months ended November 30, 2008 compared to 25.8% in the prior year period, decreased $8,800 or 7.4% primarily due to a decline in demand for consumer electronics products as a result of the overall decline in the U.S. economy. This decrease was partially offset by sales of $4,856 generated from the recently acquired Technuity operations.

Sales incentive expense decreased $2,826 to $17,232 for the nine months ended November 30, 2008 compared to the prior year period as a result of a decrease in sales to those accounts that require sales incentive support. The decrease in sales incentive expense was partially offset by a $264 decrease in reversals. The decrease in sales incentive reversals was primarily due to a decrease of $158 in unearned sales incentives as a result of large retail customers reaching their minimum sales targets and a $106 decrease in unclaimed sales incentives due to decreased customer claims of their sales incentive funds. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Nine Months Ended November 30,		$	%
	2008	2007	Change	Change

Gross profit	$86,533	$86,654	$(121)	(0.1	) %
Gross margin percentage	17.8%	18.8%	-1.0%

Gross margins decreased by 100 basis points from 18.8% to 17.8%. Gross margins during the first six months of this fiscal year were impacted by increased energy costs, transportation expenses, increases in labor and material costs, and foreign exchange increases versus the U.S. dollar. To offset this pressure on our gross margins, the Company instituted price increases in the second quarter. The impact of these price increases were not fully realized until the third quarter. Further, during the first quarter, the Company exited the portable navigation business as a result of industry trends and the highly competitive market. As a result, the Company took a charge of $2,900.

Operating Expenses and Operating( Loss) Income

	Nine Months Ended November 30,		$	%
	2008	2007	Change	Change

Operating Expenses:
Selling	$26,598	$26,534	$64	0.2%
General and administrative	52,004	45,153	6,851	15.2
Engineering and technical support	8,219	7,010	1,209	17.2
Operating expenses	$86,821	$78,697	$8,124	10.3

Operating income (loss)	(288)	7,957	(8,245)	(103.6	) %

Operating expenses increased $8,124 or 10.3%, to $86,821 for the nine months ended November 30, 2008, from $78,697 for the nine months ended November 30, 2007. As a percentage of net sales, operating expenses increased to 17.8% for the nine months ended November 30, 2008, from 17.1% in the prior year period.  The increase in total operating expenses is due to  the incremental costs of $12,315 related to the recently acquired Technuity and RCA Audio/Video operations, increased professional fees, direct labor, and general and administrative salaries and related benefits partially offset by decreased commissions, trade show expense, travel and entertainment expenses and a decrease in officers salaries.  Operating expenses for the nine months ended November 30, 2007 included a $998 benefit related to a call/put option previously granted to certain employees as a result of the reduction in the call/put liability calculation.

The following table sets forth, for the periods indicated, total operating expenses from our core business, workforce reduction charges, and the incremental operating expenses related to the recently acquired Technuity and RCA Audio/Video businesses.

	Nine Months Ended November 30,		$	%
	2008	2007	Change	Change

Core operating expenses	$73,559	$78,422	$(4,863)	(6.2	) %
Operating expenses from acquired businesses	12,315	275	12,040	4,378.2
Workforce reduction charges	947	0	947	N/A
Total operating expenses	$86,821	$78,697	$8,124	10.3%

Selling expenses increased $64, or .2%, to $26,598 for the nine months ended November 30, 2008 from $26,534 for the nine months ended November 30, 2007 due to decreased commissions as a result of a decrease in commissionable sales, a decline in travel and entertainment expenses, and a decline in trade show expenses.  These declines were partially offset by $2,525 of selling expenses for the nine months ended November 30, 2008 related to the recently acquired Technuity and RCA Audio/Video operations and $107 in workforce reduction charges.

General and administrative expenses increased $6,851, or 15.2%, to $52,004 for the nine months ended November 30, 2008, from $45,153 for the nine months ended November 30, 2007 due to the following:

•	$8,621 of expenses for the nine months ended November 30, 2008 for the recently acquired operations of Technuity and RCA Audio/Video operations.

•
An increase in salaries and related payroll taxes and benefits partially due to a $998 benefit recorded in the prior year related to a call/put option previously granted to certain employees as a result of a reduction in the call/put option liability as well as general increases to fiscal wages,

•	$1,362 increase in professional fees due to an increase in legal fees as a result of intellectual property costs and increased consulting fees, and

•	$676 in workforce reduction charges.

The above increases were partially offset by a reduction in general insurance and other office expenses and a decrease in executive bonuses as a result of the Company’s operating results.

Engineering and technical support expenses increased $1,209, or 17.2%, to $8,219 for the nine months ended November 30, 2008 from $7,010 for the nine months ended November 30, 2007 due to $164 of workforce reduction charges and $1,169 of expenses for the nine months ended November 30, 2008 related to the recently acquired Technuity and RCA Audio/Video operations and a $272 increase in direct labor and related payroll taxes and benefits due to increases in the customer support group.

Other Income (Expense)

	Nine Months Ended November 30,		$	%
	2008	2007	Change	Change

Interest and bank charges	$(1,439)	$(2,087)	$648	(31.0	) %
Equity in income of equity investees	926	2,927	(2,001)	(68.4)
Other, net	375	3,444	(3,069)	(89.1)
Total other (loss) income, net	$(138)	$4,284	$(4,422)	(103.2	) %

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany and interest for a capital lease. The decrease in interest and bank charges is primarily due to a reduction in the average monthly outstanding bank obligations of Audiovox Germany during the period.

Equity in income of equity investee decreased due to decreased equity income of Audiovox Specialized Applications as a result of decreased sales due to the weakening U.S. economy and the impact of price competition in the LCD television market, which required ASA to take a markdown of its inventory totaling $2,018 for the nine months ending November 30, 2008.

Other income decreased due to a decline in interest income as a result of a decline in our short-term investment holdings due to cash utilized for acquisitions as well as current working capital requirements.

Income Tax Benefit/Provision

The effective tax rate for the nine months ended November 30, 2008 was a provision of (136.6)% compared to a provision of 30.3% in the prior period.  The effective tax rate is higher than the statutory rate due to certain discrete tax items totaling $760 that were recorded during the nine months ended November 30, 2008, related to the quarterly FIN No. 48 adjustment and foreign tax jurisdictional items.

Net (Loss) Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating loss (income) from continuing operations to reported net (loss) income and basic and diluted net (loss) income per common share.

	Nine Months Ended November 30,
	2008	2007

Operating (loss) income	$(288)	$7,957
Other (loss) income, net	(138)	4,284
Income from continuing operations before income taxes	(426)	12,241
Income tax (benefit) expense	582	3,709
Net (loss) income from continuing operations	(1,008)	8,532
Net income from discontinuing operations, net of tax	-	2,111
Net (loss) income	$(1,008)	$10,643

Net (loss) income per common share:
Basic	$(0.04)	$0.47
Diluted	$(0.04)	$0.47

    Net loss for the nine months ended November 30, 2008 was $1,008 compared to net income of $10,643 in the prior year period.  Net loss per share for the nine months ended November 30, 2008 was $0.04 (diluted) as compared to net income per share of $0.47 (diluted) for the prior year period.  Net loss was favorably impacted by sales incentive reversals of $2,145 ($1,308 after taxes) and $2,409 ($1,469 after taxes) for the nine months ended November 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2008, we had working capital of $269,575 which includes cash and equivalents of $13,925, compared with working capital of $275,787 at February 29, 2008, which included cash and equivalents of $39,341.  The decrease in cash and equivalents is primarily due to the increases in the accounts receivable balance. This increase was offset by increases in accounts payable and accrued expenses and borrowings from bank obligations. We plan to utilize our current cash position as well as collections from our accounts receivable to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities used cash of $26,711 for the nine months ended November 30, 2008 compared to cash used of $92,870 for the nine months ended November 30, 2007. The company used less cash for its operating activities compared to the prior year period due to improved inventory turns, a decrease in vendor receivables, an increase in accounts payable and accrued expenses and improved accounts receivable turns, offset by a decline in net income from continuing operations.

The following significant fluctuations in the balance sheet accounts impacted cash flows from operations:

•
Cash flows from operating activities for the nine months ended November 30, 2008 were impacted by an increase in accounts receivable primarily due to higher sales volume during the third quarter.  However, the Company experienced increased accounts receivable turnover which approximated 4.9 during the nine months ended November 30, 2008 compared to 4.6 during the nine months ended November 30, 2007.

•
Cash flows from operations were impacted by an increase in our inventory balances due to increased purchases in connection with the upcoming holiday season.  However, inventory turnover improved approximating 4.2 during the nine months ended November 30, 2008 compared to 4.0 during the nine months ended November 30, 2007.

Investing activities used cash of $3,586 during the nine months ended November 30, 2008, primarily due to capital expenditures. Investing activities provided cash of $100,224 during the nine months ended November 30, 2007, primarily due to the sales (net of purchases) of short-term investments partially offset by the Technuity, Oehlbach and Incaar acquisitions and purchases of property, plant and equipment.

Financing activities provided cash of $5,523 during the nine months ended November 30, 2008, primarily from borrowings from the Euro term loan. Financing activities used cash of $2,407 during the nine months ended November 30, 2007, primarily from the purchase of treasury stock and principal payments on debt partially offset by the proceeds received from the exercise of stock options.

As of December 23, 2008 we have a secured domestic credit line to fund the temporary short-term working capital needs of the Company.  This line expires March 31, 2009 and allows aggregate borrowings of up to $15,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. This line is secured by the Company’s domestic accounts receivable and inventory and requires a borrowing base of 50% of accounts receivable. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (“ABL”) credit facility, which expires October 1, 2010.

As discussed in Note 5. Fair Value Measurements, to our unaudited consolidated financial statements included in this Form 10-Q for the nine months ended November 30, 2008, we adopted the provisions of SFAS No. 157, as amended by FSP No. 157-2, effective March 1, 2008. We utilized unobservable (Level 3) inputs in determining the fair value of an auction rate security we hold totaling $3,658 at November 30, 2008.

As of November 30, 2008, $4,550 (at par value) of our long-term investment securities was comprised of an auction rate security. Liquidity for this auction rate security is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first calendar quarter of 2008, we began experiencing failed auctions on this auction rate security. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate. The securities for which the auctions have failed will continue to accrue interest at the contractual rate and continue to reset at the next auction date every 7 or 28 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, this auction rate security is classified as a long-term investment in our consolidated balance sheets as of November 30, 2008 and February 29, 2008.

Our auction rate security is classified as available-for-sale and is reflected at fair value. In prior periods during the auction process, which took place every 7-28 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157. However, due to events in credit markets during fiscal 2009, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair value of this security utilizing a discounted cash flow analysis or other type of valuation model as of November 30, 2008. These analyses consider, among other items, the collateral underlying the security, the credit worthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with this security, and an assumption of when the next time the security is expected to have a successful auction. This security was also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified this instrument as Level 3 during the first quarter of fiscal 2009 and recorded a temporary unrealized decline in fair value of approximately $892, with an offsetting entry to accumulated other comprehensive income. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying asset is backed by the U.S. Government. In addition, our auction rate security represented approximately 16.2% of our combined cash equivalents and long-term investment securities balance at November 30, 2008, which we believe allows us sufficient time for the security to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2008, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$11,058	$521	$1,043	$1,147	$8,347
Operating leases (2)	31,155	4,112	6,554	5,096	15,393
Total contractual cash obligations	$42,213	$4,633	$7,597	$6,243	$23,740

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$2,018	$2,018	-	-	-
Stand-by letters of credit (4)	2,356	2,356	-	-	-
Commercial letters of credit (4)	1,170	1,170	-	-	-
Debt (5)	7,238	1,294	3,945	1,999	-
Contingent earn-out payments (6)	5,158	890	3,621	647	-
Unconditional purchase obligations (7)	42,718	42,718	-	-	-
Total commercial commitments	$60,658	$50,446	$7,566	$2,646	$-

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $74 and $5,551, respectively at November 30, 2008.

2. We enter into operating leases in the normal course of business.

3. Represents amounts outstanding under the Audiovox Germany Euro asset-based lending facility at November 30, 2008.

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

Subsequent Events

As of December 31, 2008, the Company sold certain assets and liabilities of American Radio, Inc. to former employees. The sale did not generate any income or loss.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending November 30, 2013 are $17,306.

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

There has been no significant change in our market risk sensitive instruments since May 31, 2008.

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine month period ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no shares of common stock repurchased during the nine months ended November 30, 2008.

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

January 9, 2009

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer