Form 10-K
period 2009-02-28
AUDIOVOX CORP
filed 2009-05-14
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2009

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
Yes   ☐       No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $180,435,697 (based upon closing price on the Nasdaq Stock Market on August 29, 2008).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 2009 was:

Class	Outstanding

Class A common stock $.01 par value	20,604,460
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 28, 2009.

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

    In February 2006, the Company changed its fiscal year end from November 30th to February 28th.  The Company’s current fiscal year began March 1, 2008 and ended February 28, 2009.

PART I

Item 1-Business

    Audiovox Corporation (“Audiovox", “We", "Our", "Us" or “Company") is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through seven wholly-owned subsidiaries: American Radio Corp., Audiovox Accessories Corp. (“AAC”),  Audiovox Consumer Electronics, Inc., Audiovox Electronics Corporation ("AEC"), Audiovox German Holdings GmbH  ("Audiovox Germany"), Audiovox Venezuela, C.A. and Code Systems, Inc. ("Code").  We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.  We previously announced our intention to acquire synergistic businesses with gross profit margins higher than our core business, leverage our overhead, penetrate new markets and to expand our core business and distribution channels.

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

Acquisitions

    We have recently acquired and continue to integrate the following acquisitions, discussed below, into our existing business structure:

    In December 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business, as well as the rights to the RCA brand for the audio/video field of use, for a total cash purchase price of approximately $18,953, plus a net asset payment of $10,079, transaction costs of $926 and a fee related to the RCA® brand in connection with future sales for a stated period of time. The purpose of this acquisition was to control the RCA trademark for the audio video field of use and to expand our core product offerings in certain developing markets. Contemporaneous with this transaction, the Company entered into a license agreement with Multimedia Device Ltd., a Chinese manufacturer, to market certain product categories acquired in the acquisition for an upfront fee of $10,000, the purchase of certain inventory and future royalty payments.

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

The key elements of our strategy are as follows:

Capitalize on the Audiovox® family of brands.  We believe the "Audiovox®" family of brands, which includes Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Spikemaster® and Terk®, is one of our greatest strengths and offers us significant opportunity for increased market penetration. To further benefit from the Audiovox® family of brands, we continue to invest and introduce new products using our brand names.

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

Grow our international presence.  We continue to expand our international presence through our companies in  Germany, Canada, Mexico and Hong Kong. We also continue to export from our domestic operations in the United States. We will pursue additional business opportunities through acquisition.

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

Industry

    We participate in selected product categories in the mobile, consumer and accessory electronics markets. The mobile and consumer electronics and accessory industries are large and diverse and encompass a broad range of products. The significant competitors in our industries are Sony, Panasonic, JVC, Kenwood, Alpine, Directed Electronics, Phillips, Monster Cable and Delphi.  There are other companies that specialize in niche product offerings such as those we offer. The introduction of new products and technological advancements are the major growth drivers in the electronics industry.  Based on this, we continue to introduce new products across all product lines.

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

    We believe our product groups have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions.  Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

    Net sales by product category are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Electronics	$449,433	$437,018	$432,943
Accessories	153,666	154,337	23,747
Total net sales	$603,099	$591,355	$456,690

    Electronics sales, which include both mobile and consumer electronics, represented approximately 74.5% of net sales in Fiscal 2009 compared to 73.9% in Fiscal 2008, and increased by 2.8% or $12,415 primarily due to increases in consumer electronics sales as a result of product sales from the Thomson acquisition and increased sales in our OEM group. These increases were partially offset by declines in sales of mobile audio, security, video and electronics.

    Accessories sales, which represented 25.5% of our net sales in Fiscal 2009 compared to 26.1% in Fiscal 2008, decreased approximately 0.4% or $671.

    Gross margins have declined due to discontinuance of certain product lines and increased inventory markdowns. We anticipate an increase in margins through the introduction of new products with technologies that take advantage of market opportunities created by the digital convergence of data, navigation and multi-media entertainment as well as future operating improvements.

Licensing and Royalties

    We have various license and royalty programs with manufacturers, customers and other electronic suppliers. Such agreements entitle us to receive license and royalty income for Audiovox products sold by the licensees without adding any significant costs. Depending on the terms of each agreement, income is based on either a fixed amount per unit or percentage of net sales. Current license and royalty agreements have duration periods, which range from 1 to 20 years, whereas other agreements are in perpetuity and certain agreements may be renewed at the end of termination of the agreement. Certain renewals of license and royalty agreements are dependent on negotiations with licensees as well as current Audiovox products being sold by the licensee.

    License and royalty income is recorded upon sale to the end-user and amounted to $4,430, $2,190 and $2,200 for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.

Distribution and Marketing

    We sell our products to:

•	power retailers,
•	mass merchants,
•	regional chain stores,
•	specialty and internet retailers,
•	independent 12 volt retailers,
•	distributors,
•	new car dealers,
•	vehicle equipment manufacturers (OEM), and
•	the U.S. military

    We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Motor Company, Daimler Chrysler, General Motors Corporation, Toyota, Kia, Mazda, Jaguar, BMW, Subaru and beginning in Fiscal 2009, Porsche. These projects require a close partnership with the customer as we develop products to meet specific requirements.  OEM projects accounted for approximately 9% of net sales for the years ended February 28, 2009 and February 29, 2008 and 11% of net sales for the year ended February 28, 2007.

    Our five largest customers represented 36%, 25% and 18% of net sales during the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.    During the year ended February 28, 2009, one customer accounted for approximately 22% of the Company’s net sales. However during the years ended February 29, 2008 and February 28, 2007, no single customer accounted for more than 10% of net sales.

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

    We work closely with customers and suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically-advanced and high quality products.  Our Hauppauge, New York and Troy, Michigan facilities are ISO 14001:2004 and/or ISO/TS 16949:2002 certified, which requires the monitoring of quality standards in all facets of business.

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

    We purchase our products from manufacturers principally located in several Pacific Rim countries, including Japan, China, Hong Kong, Indonesia, Malaysia, Taiwan and Singapore, and the United States. In selecting our manufacturers, we consider quality, price, service and reputation. In order to provide local supervision of supplier performance such as price negotiations, delivery and quality control, we maintain buying offices or inspection offices in Malaysia, China and Hong Kong.  We consider relations with our suppliers to be good and alternative sources of supply are generally available within 120 days.  We do not have long-term contracts with our suppliers and we generally purchase our products under short-term purchase orders.  Although we believe that alternative sources of supply are currently available, an unplanned shift to a new supplier could result in product delays and increased cost, which may have a material impact on our operations.

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

Equity Investment

    We have a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor of televisions and other automotive sound, security and accessory products to specialized markets for specialized vehicles, such as, but not limited to, RV's, van conversions and marine vehicles.  The goal of this equity investment is to blend financial and product resources with local operations in an effort to expand our distribution and marketing capabilities.

Employees

    As of February 28, 2009, we employed approximately 800 people worldwide.  We consider our relations with employees to be good and no employees are covered by collective bargaining agreements.

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

The Electronics and Accessories Businesses are Highly Competitive and Face Significant Competition from Original Equipment Manufacturers (OEMs) and Direct Imports By Our Retail Customers.

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

Sales Category Dependent on Economic Success of Automotive Industry.

    A portion of our OEM sales are to American automobile manufacturers, specifically Chrysler, General Motors and Ford. Recently, Chrysler has announced filing for bankruptcy and General Motors is in discussions with the U.S. government for further support. If these two manufacturers are not successful in their reorganization, it could have a material adverse effect on a portion of our OEM business.

We Do Not Have Long-term Sales Contracts with Any of Our Customers.

    Sales of our products are made by written purchase orders and are terminable at will by either party. The unexpected loss of all or a significant portion of sales to any one of our large customers could have a material adverse effect on our performance.

We Depend on a Small Number of Key Customers for a Large Percentage of Our Sales

    The electronics industry is characterized by a number of key customers. Specifically 36%, 25% and 18% of our sales were to five customers in fiscal 2009, 2008 and 2007, respectively. The loss of one or more of these customers could have a material impact on our business.

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

    We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have experienced significant social, political and economic upheaval over the past several years. Due to the large concentrations of our purchases in Pacific Rim countries, particularly China, Hong Kong, Malaysia and Taiwan, any adverse changes in the social, political, regulatory and economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete or face selling price reductions before we can sell our inventory.

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

We have recorded, or may record in the future, goodwill and other intangible assets as a result of acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

    Intangible assets recorded on our balance sheet as of February 28, 2009 was $88,524.  We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. As of February 28, 2009, the Company recorded an impairment charge of $38,814 as a result of its impairment review (see Note 1(k)). Changes in our operating performance or business conditions, in general, could result in an impairment of goodwill, if applicable, and/or other intangible assets, which could be material to our results of operations.

We Depend Heavily on Existing Directors, Management and Key Personnel and Our Ability to Recruit and Retain Qualified Personnel.

    Our success depends on the continued efforts of our directors, executives and senior vice presidents, many of whom have worked with Audiovox for over two decades, as well as our other executive officers and key employees. We have no employment contracts with any of our executive officers or key employees, except our President and Chief Executive Officer. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

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

Item 2-Properties

    Our Corporate headquarters is located at 180 Marcus Blvd. in Hauppauge, New York.  In addition, as of February 28, 2009, the Company leased a total of 29 operating facilities or offices located in 14 states as well as Germany, China, Malaysia, Canada, Venezuela, Mexico, Hong Kong and England. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease.  These facilities are located in Arkansas, California, Florida, Georgia, New York, Ohio, Tennessee, Indiana, Michigan and Massachusetts. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Mississippi, Illinois, Indiana, Mexico, Germany and Canada.

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

    This matter was settled in May 2007 and received final Chancery court approval in June 2007.  As a result of the settlement, the Company received $6,750 in gross proceeds.  The gross proceeds were offset by $2,378 in plaintiff legal fees and $1,023 in accrued legal and administrative costs for defending all remaining ACC legal claims.  The items discussed above resulted in a pre-tax benefit of $3,349 recorded in discontinued operations for the fiscal year ended February 29, 2008.

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

Item 4-Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the quarter ended February 28, 2009.

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

    The Class A Common Stock of Audiovox is traded on the Nasdaq Stock Market under the symbol "VOXX".   The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2009	High	Low
First Quarter	$11.16	$8.45
Second Quarter	11.00	7.57
Third Quarter	10.45	3.36
Fourth Quarter	6.56	2.80

Year ended February 29, 2008	High	Low
First Quarter	$15.29	$12.67
Second Quarter	13.48	9.63
Third Quarter	13.04	10.02
Fourth Quarter	13.47	9.00

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

Holders

    There are approximately 797 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

    In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the “Program”).  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A Common Stock in the open market in connection with the Program.  As of February 28, 2009, the cumulative total of acquired shares pursuant to the program was 1,819,762, with a cumulative value of $18,396 reducing the remaining authorized share repurchase balance to 1,743,238.  During the year ended February 28, 2009, the Company did not purchase any shares.

Performance Graph

    The following table compares the annual percentage change in our cumulative total stockholder return on our common Class A common stock during a period commencing on February 29, 2004 and ending on February 28, 2009 with the cumulative total return of the Nasdaq Stock Market (US) Index and our SIC Code Index, during such period.

Item 6-Selected Consolidated Financial Data

    The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

				Three
	Year	Year	Year	Months
	Ended	Ended	Ended	Ended	Years ended
	February 28,	February 29,	February 28,	February 28,	November 30,
	2009	2008 (5)	2007 (4)	2006	2005 (3)	2004
Consolidated Statement of Operations Data

Net sales (1)	$603,099	$591,355	$456,690	$103,050	$539,716	$563,653
Operating income (loss) (1)	(53,443)	4,422	(5,077)	(3,159)	(27,690)	(1,356)
Net income (loss) from continuing operations (1)	(71,029)	6,746	3,692	367	(6,687)	64
Net income (loss) from discontinued operations (2)	-	1,719	(756)	(184)	(2,904)	77,136
Net income (loss)	$(71,029)	$8,465	$2,936	$183	$(9,591)	$77,200

Net income (loss) per common share from continuing operations:
Basic	$(3.11)	$0.29	$0.16	$0.02	$(0.30)	$0.00
Diluted	$(3.11)	$0.29	$0.16	$0.02	$(0.30)	$0.00
Net income (loss) per common share:
Basic	$(3.11)	$0.37	$0.13	$0.01	$(0.43)	$3.52
Diluted	$(3.11)	$0.37	$0.13	$0.01	$(0.43)	$3.45

	As of February 28,	As of February 29,	As of February 28,		As of November 30,
	2009	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data

Total assets	$461,296	$533,036	$499,120	$466,012	$485,864	$543,338
Working capital	241,080	275,787	305,960	340,564	340,488	362,018
Long-term obligations	31,651	27,260	22,026	18,385	18,425	18,598
Stockholders' equity	340,502	423,513	404,362	400,732	401,157	404,187

(1)	Amounts exclude the financial results of discontinued operations (see Note 2 of the Notes to Consolidated Financial Statements).
(2)	2004 amount reflects the results of the divestiture of the Cellular business and 2005 amount reflects the divestiture of Malaysia.
(3)	2005 amounts reflect the acquisition of Terk.
(4)	2007 amounts reflect the acquisition of Thomson Accessory business.
(5)	2008 amounts reflect the acquisition of Oehlbach, Incaar, Technuity and Thomson A/V (see Note 3 of the Notes to Consolidated Financial Statements).

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations   ("MD&A")

    This section should be read in conjunction with the “Cautionary Statements” and “Risk Factors” in Item 1A of Part I, and Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data.”

    We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2009 compared to the years ended February 29, 2008 and February 28, 2007. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources, including Contractual and Commercial Commitments”.  We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

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

Outlook

    The Company’s domestic and international business is subject to retail industry conditions and the sales of new and used vehicles. The current worldwide economic condition has adversely impacted consumer spending and vehicle sales. If the global macroeconomic environment continues to be weak or deteriorates further, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset the current market condition, the Company has reduced its operating expenses and has been introducing new product to obtain a greater market share. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2010 and 2011.

Business Overview and Strategy

    Audiovox Corporation ("Audiovox", "We", "Our", "Us" or "Company") is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries. We conduct our business through seven wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation ("AEC"), Audiovox Consumer Electronics, Inc., Audiovox Accessories Corp. (“AAC”), Audiovox German Holdings GmbH  ("Audiovox Germany"), Audiovox Venezuela, C.A and Code Systems, Inc. ("Code").  We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.  We previously announced our intention to acquire synergistic businesses with gross profit margins higher than our core business, leverage overhead, penetrate new markets and to expand our core business and distribution channels.

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

    We believe our product groups have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions.  Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Acquisitions

    We have acquired and integrated several acquisitions which are outlined in the Acquisitions section of Part I and presented in detail in Note 3.

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

    On November 1, 2004, we completed the divestiture of our Cellular business to UTSI. See notes 2 and 15 for select information included in the Company’s financial statements presented.

Net Sales Growth

    Net sales have a compound growth rate of 3.2% from $510,899 for the year ended November 30, 2003 to $603,099 for the year ended February 28, 2009.  During this period, our sales were impacted by the following items:

•	acquisition of Thomson’s Americas consumer electronics accessory business,
•	acquisition of Oehlbach’s accessory business,
•	acquisition of Incaar’s OEM business,
•	acquisition of Technuity’s accessory business,
•	acquisition of Thomson’s audio/video business,
•	acquisition of Terk Technologies,
•	acquisition of Recoton and growth in Jensen sales,
•	acquisition of Code-Alarm branded products,
•	the introduction of new products and lines such as portable DVD players, satellite radio, digital antennas and mobile multi-media devices,
•	volatility in core mobile, consumer and accessories sales due to increased competition, lower selling prices and decline in the national and global economy.

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

    The accrual balance for sales incentives at February 28, 2009 and February 29, 2008 was $7,917 and $10,768, respectively.  Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

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

    For the years ended February 28, 2009, February 29, 2008 and February 28, 2007, reversals of previously established sales incentive liabilities amounted to $4,083, $4,108 and $2,460, respectively. These reversals include unearned and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Reversals of unearned sales incentives for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 amounted to $1,664, $1,970 and $1,148, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Reversals of unclaimed sales incentives for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 amounted to $2,419, $2,138 and $1,312, respectively.

Accounts Receivable

    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  We record charges for estimated credit losses against operating expenses and charges for price adjustments against net sales in the consolidated financial statements. The reserve for estimated credit losses at February 28, 2009 February 29, 2008 was $7,361 and $6,386, respectively. While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Since our accounts receivable are concentrated in a relatively few number of large customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

Inventories

    We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. We regularly review inventory quantities on-hand and record a provision, in cost of sales, for excess and obsolete inventory based primarily from selling price reductions subsequent to the balance sheet date, indications from customers based upon current negotiations, and purchase orders. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  During the years ended February 28, 2009, February 29, 2008 and February 28, 2007, we recorded inventory write-downs of $13,818, $4,925 and $2,977, respectively.

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

Goodwill and Other Intangible Assets

    Goodwill and other intangible assets, which consists of the excess cost over fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks and customer relationships) amounted to $88,524 at February 28, 2009 and $124,435 at February 29, 2008.  Goodwill and other intangible assets are determined in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), see Goodwill and Other Intangible Assets (Note 1(k)).

    Goodwill, which includes equity investment goodwill, is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. The Company has used the Discounted Future Cash Flow Method (DCF) as the principle method to determine the Fair Value (“FV”) of acquired businesses.  The discount rate used for our analysis was 14%. For all acquisitions, a five-year period was analyzed using a risk adjusted discount rate.

    The value of potential intangible assets separate from goodwill are evaluated and assigned to the respective categories using certain methodologies (see Note 1(k)).  Certain estimates and assumptions are used in applying these methodologies including projected sales, which include incremental revenue to be generated from the product markets that the Company has not been previously exposed to, disclosed future contracts and adjustments for declines in existing core sales; ongoing market demand for the relevant products; and required returns on tangible and intangible assets.  In the event that actual results or market conditions deviate from these estimates and assumptions used, the future FV may be different than that determined by management and may result in an impairment loss.

    The Company categorizes its intangible assets between goodwill and intangible assets.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life.

    On an annual basis, or as needed for a triggering event, we test goodwill and other indefinite lived intangible assets for impairment (see Note 1(k)). To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. Additionally, we may evaluate our recorded intangible assets with the assistance of a third-party valuation firm, as necessary.   All reports and conclusions are reviewed by management who have ultimate responsibility for their content.  For fiscal 2009, the Company’s impairment test resulted in a full goodwill impairment of $28,838 and an impairment loss of $9,976 for other intangible assets.

    Determining whether impairment of indefinite lived intangibles has occurred requires an analysis of each identifiable asset. If estimates used in the valuation of each identifiable asset proved to be inaccurate based on future results, there could be additional impairment charges in subsequent periods.

Warranties

    We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs, in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $7,779 and $13,272 at February 28, 2009 and February 29, 2008, respectively.  While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

    As discussed further in “Notes to Consolidated Financial Statements – Note 1(t) Accounting for Stock-Based Compensation,” we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on December 1, 2005 using the modified prospective method.  Through November 30, 2005 we accounted for our stock option plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, and as a result no compensation costs had been recognized in our historical consolidated statements of operations.

    We have used and expect to continue to use the Black-Sholes option pricing model to compute the estimated fair value of stock-based awards.  The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates.  The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards.  As a result, if other assumptions or estimates had been used for options granted in the current and prior periods, the stock-based compensation expense of $309 that was recorded for the year ended February 28, 2009 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

    We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48").  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  We decrease the valuation allowance when, based on the weight of available evidence, it is more likely than not that the amount of future tax benefit will be realized.  During fiscal 2009, the Company provided a valuation allowance against substantially all of its deferred tax assets.  Any decline in the valuation allowance could have a material favorable impact on our income tax provision and net income in the period in which such determination is made.

    Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is possible that the amount of unrecognized tax benefits could change in the next 12 months and the Company believes that it is reasonably possible that its uncertain tax positions will decrease by approximately $2,323 as a result of lapses in the statute of limitations for various jurisdictions.  Furthermore, the Company provides loss contingencies for state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, which if different, may materially impact the Company’s financial condition and results of operations.

Results of Operations

    In February 2006, we changed our fiscal year end from November 30th to February 28th.  Included in Item 8 of this annual report on Form 10-K are the consolidated balance sheets at February 28, 2009 and February 29, 2008 and the consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the years ended February 28, 2009, February 29, 2008 and February 28, 2007. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 28, 2009 with the audited year ended February 29, 2008, and the audited year ended February 29, 2008 with the audited year ended February 28, 2007. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

Year Ended February 28, 2009 Compared to the Year Ended February 29, 2008

Continuing Operations

    The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2009 (“Fiscal 2009”) and February 29, 2008 (“Fiscal 2008”).

Net Sales

	Fiscal	Fiscal
	2009	2008	$ Change	% Change

Electronics	$449,433	$437,018	$12,415	2.8%
Accessories	153,666	154,337	(671)	(0.4)
Total net sales	$603,099	$591,355	$11,744	2.0%

    Electronics sales, which include both mobile and consumer electronics were $449,433 in Fiscal Year 2009, an increase of 2.8% as compared to $437,018 reported in fiscal 2008. This increase was primarily related to higher sales of consumer electronics products, particularly new product categories under the RCA brand, increases in the Company’s OEM business and, in its International operations in Venezuela and Mexico as compared to the prior year. Offsetting this increase were lower sales of mobile electronics products as a result of the local economic downturn, lower car sales and the financial difficulties of the automakers, which intensified in the fourth quarter of fiscal 2009. As a percentage of net sales, electronics represented 74.5% of sales in fiscal 2009 as compared to 73.9% in the comparable fiscal year period.

    Accessories sales for Fiscal 2009 were $153,666, a decrease of 0.4% as compared to $154,337 reported in Fiscal 2008. The small decline in accessories sales is primarily related to the overall economic environment. As a percentage of net sales, accessories represented 25.5% and 26.1% of net sales for the years ended February 28, 2009 and February 29, 2008, respectively.

    Sales incentive expense decreased $4,857 to $19,794 in Fiscal 2009, despite the increase in sales as a result of a shift in concentration to customers who do not receive or have lower sales incentive support. Sales incentive reversals decreased $25 to $4,083 during the year. The decrease in reversals was primarily due to a $306 decrease in reversals of unearned sales incentives as a result of large retail customers reaching minimum sales targets required to earn sales incentive funds. We believe the reversal of unearned and earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unearned and earned but unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Fiscal	Fiscal
	2009	2008

Gross profit	$100,268	$111,328
Gross margin percentage	16.6%	18.8%

    Gross margins for the fiscal year ended February 28, 2009 were 16.6% compared to 18.8% in the prior fiscal year. Gross profit and gross profit margins were positively impacted by price increases instituted in the second half of fiscal 2009 as well as higher gross margins in certain consumer electronics lines. However, these increases were negatively impacted by additional charges to cost of goods sold due to inventory mark downs of i) approximately $2,900 associated with the exit of the portable navigation category in the second quarter of fiscal 2009 and ii) a charge in the fourth quarter of fiscal 2009 of approximately $2,400 related to a mark down of a product category as a result of changes in the market, general economic conditions and the impact of customer bankruptcies. Additionally, $1,500 was related to the support of product sales to a certain customer.

    Excluding the impact of inventory mark downs as well as charges taken in conjunction with the bankruptcies, gross profit and gross profit margin would have been approximately $107,068 and 17.8%, respectively.

Operating Expenses and Operating Income / (Loss)

	Fiscal	Fiscal
	2009	2008	$ Change	% Change

Operating Expenses:
Selling	$33,505	$35,703	$(2,198)	(6.2	) %
General and administrative	70,870	61,220	9,650	15.8
Goodwill and intangible asset impairment	38,814	-	38,814	100
Engineering and technical support	10,522	9,983	539	5.4
Total Operating Expenses	$153,711	$106,906	$46,805	43.8%

Operating income (loss)	$(53,443)	$4,422	$(57,865)	(1,308.6	) %

    Operating expenses increased $46,805 or 43.8% in Fiscal 2009 as compared to Fiscal 2008. As a result of its impairment test for fiscal 2009, operating expenses were impacted by $38,814 due to the resulting impairment charge. The remaining increase principally occurred in the general and administrative expenses as a result of increased professional fees, bad debts and depreciation and amortization and general overhead associated with the Thomson Audio/Video and Technuity Acquisitions. These increases were offset by decreases in executive compensation, sales salaries, commissions, travel and entertainment expenses and insurance.

    Selling expenses decreased $2,198 or 6.2% primarily due to a decrease in commissions resulting from a commission program restructuring, a reduction in trade show expenses due to decreased participation, benefits from the salary and overhead reduction program and the discontinuance of certain retail operations. These declines were partially offset by an increase in overhead from the recent acquisitions.

    General and administrative expenses increased $48,464 primarily due to the goodwill and other intangible asset impairment charge of $38,814. The remaining increase of $9,650 was mainly due to:

•
An increase in professional fees of approximately $4,600 as a result of legal settlements, patent and royalty suits,  increased audit fees and the anticipated cost of a credit card breach (net of insurance) resulting from an intrusion affecting credit card information maintained by the Company.

•	Bad debt increased approximately $1,600 as a result of general economic conditions and the bankruptcy of an automotive customer.

•	Depreciation and amortization increased $1,500 as a result of our recent acquisitions and new IT systems which have come online this fiscal year.

•
Salary expense increased approximately $4,100 as a result of our recent acquisitions, severance payments due to our salary and overhead reduction program and a benefit in the prior year for an employee call option.

    Partially offsetting the above increases were reductions in executive compensation, insurance expense and a reduction of transitional services required as a result of the integration of the prior year’s acquisitions.

    Engineering and technical support expenses increased approximately $500 as a result of employees acquired in recent acquisitions, severance payout related to our salary and overhead reduction program, which were partially offset by actual reduction in headcount.

Other Income/(Expense)

	Fiscal	Fiscal
	2009	2008	$ Change	% Change

Interest and bank charges	$(1,817)	$(2,127)	$310	14.6%
Equity in income of equity investee	975	3,590	(2,615)	(72.8)
Other, net	(1,669)	4,709	(6,378)	(135.4)
Total other income	$(2,511)	$6,172	$(8,683)	(140.7	) %

    Interest and bank charges decreased due to the reduction of debt in our international subsidiaries.

    Equity in income of equity investees decreased due to decreased equity income of Audiovox Specialized Applications, Inc. (ASA) as a result of decreased sales and gross margins related to the commercial, RV and marine industries due to the current economic conditions.

    Other income decreased due to a decline in interest income as a result of a decline in our short-term investment holdings  as a result of the prior year’s acquisitions, seasonality of current working capital requirements, a decline in rates experienced on the Company’s investments and the gains on the sale of a portion of our marketable equity securities during fiscal 2008.

    Other expenses increased approximately $1,901 primarily as a result of a charge resulting from the bankruptcy of a vendor and $863 related to the discount experienced on the sale of tax credits in our Venezuelan subsidiary.

Income Tax Provision

    The effective tax rate in Fiscal 2009 was a provision of 27.0% on a pre-tax loss from continuing operations of $(55,954) as compared to a provision of 36.3% on a pre-tax income of $10,595 from continuing operations in the prior year. The increase in the effective tax rate is due to impairment of non-deductible goodwill and the provision of a valuation allowance against the deferred tax assets as the Company does not believe that it will realize its deferred tax assets on a more-likely-than-not basis.

Income (loss) from Discontinued Operations

    The following is a summary of financial results included within discontinued operations :

	Fiscal	Fiscal
	2009	2008

Net sales from discontinued operations	$-	$-

Income (loss) from discontinued operations before income taxes		3,248
Income tax (provision) benefit	-	(1,529)
Net income (loss) from discontinued operations	-	1,719

Loss on sale of discontinued operations, net of tax	-	-
Loss from discontinued operations, net of tax	$-	$1,719

    The increase in the income from discontinued operations in Fiscal 2008 is due to a derivative legal settlement which resulted in pre-tax income of $3,349, net of legal fees and other administrative costs of $3,401 (see Note 15 to the Consolidated Financial Statements). The effective tax rate from discontinued operations for Fiscal 2008 was impacted by state and local taxes and the resolution of a domestic tax audit.

Net Income

    The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income and basic and diluted net income per common share :

	Fiscal	Fiscal
	2009	2008

Operating (loss) income	$(53,443)	$4,422
Other income, net	(2,511)	6,172
(Loss) income from continuing operations before income taxes	(55,954)	10,594
Income tax benefit (expense)	(15,075)	(3,848)
Net (loss) income from continuing operations	(71,029)	6,746
Net income (loss) from discontinued operations, net of tax	-	1,719
Net (loss) income	$(71,029)	$8,465

Net (loss) income per common share:
Basic	$(3.11)	$0.37
Diluted	$(3.11)	$0.37

    Net (loss) income was favorably impacted by sales incentive reversals of $4,083 ($0 after taxes) and $4,108 ($2,506 after taxes) in Fiscal 2009 and 2008, respectively, and pre-tax income of $3,248 ($1,719 after taxes) recorded in discontinued operations in Fiscal 2008. During fiscal 2009, the Company was impacted by several non-standard charges related to the economy, market conditions, customers and other events. The following is a pro forma presentation of our net income detailing the above mentioned charges.

    Proforma information presented is considered a non-GAAP financial measure. The Company believes that this presentation of proforma results provides useful information by excluding specific items the Company believes are not indicative of core operating results.

Reconciliation of GAAP to Pro Forma Loss

Fiscal
2009
GAAP net loss	$(71,000)
Adjustments:
Goodwill and intangible asset impairment	38,800
Tax impairment	15,100
Non-standard professional fees related to intellectual property and trademarks and credit card intrusion	2,300
Expenses related to customer and vendor bankruptcies	6,400
Expenses related to severance and overhead reduction program	1,000
Discontinuance of portable navigation line	2,900
Pro forma net loss	$(4,500)

GAAP net loss per common share, diluted	$(3.11)
Pro forma net loss per common share, diluted	$(0.20)

Diluted weighted average number of shares (GAAP and pro forma)	22,860,402

Year Ended February 29, 2008 Compared to the Year Ended February 28, 2007

Continuing Operations

    The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 29, 2008 (“Fiscal 2008”) and February 28, 2007 (“Fiscal 2007”).

Net Sales

	Fiscal	Fiscal
	2008	2007	$ Change	% Change

Electronics	$437,018	$432,943	$4,075	0.9%
Accessories	154,337	23,747	130,590	549.9
Total net sales	$591,355	$456,690	$134,665	29.5%

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

Operating Expenses and Operating Income / (Loss)

	Fiscal	Fiscal
	2008	2007	$ Change	% Change

Operating Expenses:
Selling	$35,703	$28,220	$7,483	26.5%
General and administrative	61,220	48,920	12,300	25.1
Engineering and technical support	9,983	7,256	2,727	37.6
Total Operating Expenses	$106,906	$84,396	$22,510	26.7%

Operating income (loss)	$4,422	$(5,077)	$9,499	187.1%

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

	Fiscal	Fiscal
	2008	2007	$ Change	% Change

Core operating expenses	$81,809	$83,216	$(1,407)	(1.69	) %
Operating expenses from acquired businesses	25,097	1,180	23,917	2,026.86
Total operating expenses	$106,906	$84,396	$22,510	26.67%

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

•	$454 increase in a non-cash stock based compensation and warrant expense due to the vesting of options to employees

•	and outside consultants,

•	$559 increase in depreciation and amortization due to an increase in capital expenditures and amortizable intangibles as a result of acquisitions and investments in new systems,

•	$501 increase in communication expenses,

•	$344 increase in software maintenance fees, and

•	$602 increase in legal settlements from claims by a licensor.

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

Other Income/(Expense)

	Fiscal	Fiscal
	2008	2007	$ Change	% Change

Interest and bank charges	$(2,127)	$(1,955)	$(172)	8.8%
Equity in income of equity investees	3,590	2,937	653	22.2
Other, net	4,709	6,253	(1,544)	(24.7)
Total other income	$6,172	$7,235	$(1,063)	(14.7	) %

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

Net Income

    The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income and basic and diluted net income per common share :

	Fiscal	Fiscal
	2008	2007

Operating income (loss)	$4,422	$(5,077)
Other income, net	6,172	7,235
Income from continuing operations before income taxes	10,594	2,158
Income tax (expense) benefit	(3,848)	1,534
Net income from continuing operations	6,746	3,692
Net income (loss) from discontinuing operations, net of tax	1,719	(756)
Net income	$8,465	$2,936

Net income per common share:
Basic	$0.37	$0.13
Diluted	$0.37	$0.13

    Net income was favorably impacted by sales incentive reversals of $4,108 ($2,506 after taxes) and $2,460 ($1,501 after taxes) in Fiscal 2008 and 2007, respectively, and pre-tax income of $3,248 ($1,719 after taxes) recorded in discontinued operations in Fiscal 2008.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2009, we had working capital of $241,080 which includes cash and short-term investments of $69,504 compared with working capital of $275,787 at February 29, 2008, which included cash and short-term investments of $39,341.  The increase in cash is primarily due to reduction in accounts receivable and inventory balances and an increase in accounts payable and accrued expenses. Though the Company reported a loss from continuing operations, the majority of this loss was due to non-cash charges. In fact, the Company had cash provided from operating activities of $30,006 versus the use of $64,691 for fiscal 2008.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.   The following table summarizes our cash flow activity for all periods presented:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Cash provided by (used in):
Operating activities	$30,006	$(64,691)	$43,420
Investing activities	(3,991)	93,465	(40,897)
Financing activities	4,655	(5,241)	(3,449)
Effect of exchange rate changes on cash	(507)	335	119
Net increase (decrease) in cash and cash equivalents	$30,163	$23,868	$(807)

    Operating activities provided cash of $30,006 for Fiscal 2009 from: i) decreased inventory, accounts and vendor receivable balances due to improved inventory and accounts receivable turns;  ii) increased accounts payable and accrued expenses due to the timing and payment of invoices and expenses; iii) partially offset by a net loss generated from continuing operations of $71,029, net of non-cash charges for depreciation and amortization of $7,294, deferred income tax expense of $13,646 and a goodwill and intangible asset impairment charge of $38,709.

    Investing activities used cash of $3,991 during Fiscal 2009, primarily due to capital expenditures partially offset by distributions from an equity investee.

    Financing activities provided cash of $4,655 during Fiscal 2009, primarily from the borrowings of bank obligations.

    As of February 28, 2009, we have a domestic credit line to fund the temporary short-term working capital needs of the Company.  This line expired on April 30, 2009 and allows aggregate borrowings of up to $15,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line was subsequently renewed until June 30, 2009 with aggregate borrowings of $10,000. In addition, Audiovox Germany has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending (“ABL”) credit facility.

    Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At February 28, 2009, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$10,927	$521	$1,056	$1,147	$8,203
Operating leases (2)	32,433	4,757	6,948	4,901	15,827
Total contractual cash obligations	$43,360	$5,278	$8,004	$6,048	$24,030

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$1,467	$1,467	$-	$-	$-
Stand-by letters of credit (4)	2,380	2,380	-	-	-
Commercial letters of credit (4)	-	-	-	-	-
Debt (5)	7,160	1,264	4,000	1,896	-
Contingent earn-out payments (6)	4,531	890	3,212	429	-
Unconditional purchase obligations (7)	62,845	62,845	-	-	-
Total commercial commitments	$78,383	$68,846	$7,212	$2,325	$-

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $76 and $5,531, respectively at February 28, 2009.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Audiovox Germany factoring agreement at February 28, 2009.

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

6.	Represents contingent payments in connection with the Thomson Accessory and Oehlbach acquisitions (see Note 3 of the Consolidated Financial Statements).

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

    Recently there has been an increase in the inflationary rate in Venezuela. The country’s ability to translate bolivars to dollars and transfer funds from our Venezuelan subsidiary to Audiovox Corporation has been delayed due to lack of U.S. dollars. The Company currently has an intercompany receivable from Venezuela. Any decrease in the fixed rate of exchange could cause the Company to suffer foreign exchange losses.

Seasonality

    We typically experience seasonality in our operations. We generally sell a substantial amount of our products during September, October and November due to increased promotional and advertising activities during the holiday season.  Our business is also significantly impacted by the holiday season and electronic trade shows in December and January.

Related Party Transactions

    During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to UTStarcom for monthly payments of $46 until November 1, 2009.  We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending February 28, 2014 are $6,381.

Recent Accounting Pronouncements

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

    On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141(R), Business Combinations (“Statement No. 141(R)”) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Issuance of these standards is also noteworthy in that they represent the culmination of the first major collaborative convergence project between the International Accounting Standards Board and the FASB. Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). All of the Company’s recent acquisitions fall under the scope of Statement No. 141. The Company will evaluate the impact of Statement No. 141 and Statement No. 160 as they relate to any future acquisitions, as applicable.

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

    In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased in Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s financial position, results of operations or the determination of the fair value of its financial assets.

    In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income.  FSP 115-2/124-2 is effective for the Company beginning in the first quarter of fiscal year 2010. Upon implementation at the beginning of the first quarter of 2010, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s financial position or results of operations.

    On April 9, 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).  FSP 107-1 and APB 28-1 which will amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”). FSP 107-1 and APB 28-1 will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS No. 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 and APB 28-1 only if it also elects to early adopt FSP 157-4 and FSP 115-2 and 124-2. Since FSP 107-1 and APB-28-1 will require disclosures about fair values in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a significant impact on the Company’s financial position or results of operations.

Item 7A-Quantitative and Qualitative Disclosures About Market Risk

    The market risk inherent in our market instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, interest rates and foreign currency exchange rates.

Marketable Securities

    Marketable securities at February 28, 2009, which are recorded at fair value of $7,744, include an unrealized loss of $4,647 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $774 as of February 28, 2009. Actual results may differ.

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

Foreign Exchange Risk

    We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  At February 28, 2009, we had translation exposure to various foreign currencies with the most significant being the Euro, Thailand Baht, Malaysian Ringgit, Hong Kong Dollar, Mexican Peso, Venezuelan Bolivar and Canadian Dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of February 28, 2009 amounts to $2,058.  Actual results may differ.

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

    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and adequately designed.

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

    Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2009. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2009 based on the COSO criteria.

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

    The effectiveness of the Company’s internal control over financial reporting as of February 28, 2009, has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton LLP’s attestation report on the effectiveness of the Company’ s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Audiovox Corporation

We have audited Audiovox Corporation (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Audiovox Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Audiovox Corporation and subsidiaries as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 28, 2009, and our report dated May 14, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
May 14, 2009

Changes in Internal Controls Over Financial Reporting

    There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2009 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

    Not Applicable

PART III

    The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 28, 2009, and such information is incorporated herein by reference.

PART IV

Item 15-Exhibits, Financial Statement Schedules

(1 and 2)    Financial Statements and Financial Statement Schedules.  See Index to Consolidated Financial Statements attached hereto.

(3)        Exhibits.  A list of exhibits is included on page 78.

AUDIOVOX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of February 28, 2009 and February 29, 2008	40
Consolidated Statements of Operations for the years ended February 28, 2009, February 29, 2008 and February 28, 2007	41
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 28, 2009, February 29, 2008 and February 28, 2007	42

Consolidated Statements of Cash Flows for the years ended February 28, 2009, February 29, 2008 and February 28, 2007	44

Notes to Consolidated Financial Statements	45
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts	77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Audiovox Corporation

We have audited the accompanying consolidated balance sheets of Audiovox Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 28, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the notes to consolidated financial statements, on March 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 14, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
May 14, 2009

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
February 28, 2009 and February 29, 2008
(In thousands, except share data)

	February 28,	February 29,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$69,504	$39,341
Accounts receivable, net	104,896	112,688
Inventory	125,301	155,748
Receivables from vendors	12,195	29,358
Prepaid expenses and other current assets	17,973	13,780
Deferred income taxes	354	7,135
Total current assets	330,223	358,050

Investment securities	7,744	15,033
Equity investments	13,118	13,222
Property, plant and equipment, net	19,903	21,550
Goodwill	-	23,427
Intangible assets	88,524	101,008
Deferred income taxes	221	-
Other assets	1,563	746
Total assets	$461,296	$533,036

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$41,796	$24,433
Accrued expenses and other current liabilities	32,575	38,575
Income taxes payable	2,665	5,335
Accrued sales incentives	7,917	10,768
Deferred income taxes	1,459	-
Bank obligations	1,467	3,070
Current portion of long-term debt	1,264	82
Total current liabilities	89,143	82,263

Long-term debt	5,896	1,621
Capital lease obligation	5,531	5,607
Deferred compensation	2,559	4,406
Other tax liabilities	2,572	4,566
Deferred tax liabilities	4,657	6,057
Other long term liabilities (see Note 3)	10,436	5,003
Total liabilities	120,794	109,523

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,424,212 and 22,414,212 shares issued, 20,604,460 and 20,593,660 shares outstanding at February 28, 2009 and February 29 2008, respectively	224	224
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	274,464	274,282
Retained earnings	91,513	162,542
Accumulated other comprehensive (loss) income	(7,325)	4,847
Treasury stock, at cost, 1,819,752 and 1,820,552 shares of Class A common stock at February 28, 2009 and February 29, 2008, respectively	(18,396)	(18,404)
Total stockholders' equity	340,502	423,513
Total liabilities and stockholders' equity	$461,296	$533,036
See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended February 28, 2009, February 29, 2008 and February 28, 2007
 (In thousands, except share and per share data)

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Net sales	$603,099	$591,355	$456,690
Cost of sales	502,831	480,027	377,371
Gross profit	100,268	111,328	79,319

Operating expenses:
Selling	33,505	35,703	28,220
General and administrative	70,870	61,220	48,920
Goodwill and intangible asset impairment	38,814	-	-
Engineering and technical support	10,522	9,983	7,256
Total operating expenses	153,711	106,906	84,396

Operating (loss) income	(53,443)	4,422	(5,077)

Other income (expense):
Interest and bank charges	(1,817)	(2,127)	(1,955)
Equity in income of equity investee	975	3,590	2,937
Other, net	(1,669)	4,709	6,253
Total other income (expenses), net	(2,511)	6,172	7,235

(Loss) income from continuing operations before income taxes	(55,954)	10,594	2,158
Income tax benefit (expense)	(15,075)	(3,848)	1,534
Net (loss) income from continuing operations	(71,029)	6,746	3,692
Net (loss) income from discontinued operations, net of tax (see Note 2)	-	1,719	(756)
Net (loss) income	$(71,029)	$8,465	$2,936

Net income (loss) per common share (basic):
From continuing operations	$(3.11)	$0.29	$0.16
From discontinued operations	-	0.08	(0.03)
Net income (loss) per common share (basic)	$(3.11)	$0.37	$0.13

Net income (loss) per common share (diluted):
From continuing operations	$(3.11)	$0.29	$0.16
From discontinued operations	-	0.08	(0.03)
Net income (loss) per common share (diluted)	$(3.11)	$0.37	$0.13

Weighted-average common shares outstanding (basic)	22,860,402	22,853,482	22,366,413
Weighted-average common shares outstanding (diluted)	22,860,402	22,876,162	22,557,272

 See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended February 28, 2009, February 29, 2008 and February 28, 2007
 (In thousands, except share data)

		Class A			Accumulated		Total
		and Class B			other		Stock-
	Preferred	Common	Paid-in	Retained	comprehensive	Treasury	holders'
	Stock	Stock	Capital	Earnings	income (loss)	stock	equity

Balances at February 28, 2006	2,500	$237	$263,008	$148,427	$(608)	$(12,832)	$400,732
Comprehensive income:
Net income	-	-	-	2,936	-	-	2,936
Foreign currency translation adjustment, net of reclassification adjustment (see disclosure below)	-	-	-	-	1,180	-	1,180
Unrealized loss on marketable securities, net of tax effect of $1,210, and reclassification adjustment (see disclosure below)	-	-	-	-	(1,892)	-	(1,892)
Other comprehensive loss	-	-	-	-	-	-	(712)
Comprehensive income	-	-	-	-	-	-	2,224
Exercise of stock options into 485,000 shares of common stock	-	5	4,223	-	-	-	4,228
Purchase of 305,100 shares of treasury stock	-	-	-	-	-	(4,155)	(4,155)
Tax benefit of stock options exercised	-	-	896	-	-	-	896
Stock based compensation expense	-	-	432	-	-	-	432
Repurchase of preferred stock	(2,500)	-	2,495	-	-	-	(5)
Issuance of 605 shares of treasury stock		-	2	-	-	8	10
Balances at February 28, 2007	-	$242	$271,056	$151,363	$(1,320)	$(16,979)	$404,362

Comprehensive income:
Net income	-	-	-	8,465	-	-	8,465
Foreign currency translation adjustment, net of reclassification adjustment (see disclosure below)	-	-	-	-	4,229	-	4,229
Unrealized gain on marketable securities, net of tax effect of $1,239	-	-	-	-	1,938	-	1,938
Other comprehensive income	-	-	-	-	-	-	6,167
Comprehensive income	-	-	-	-	-	-	14,632
Exercise of stock options into 131,464 shares of common stock	-	4	3,144	-	-	-	3,148
Reversal of tax benefit from stock options exercised	-	-	(805)	-	-	-	(805)
Stock-based compensation expense	-	-	886	-	-	-	886
Cumulative effect of a change in accounting principles (FIN No. 48)	-	-	-	2,714	-	-	2,714
Purchase of 128,100 shares of treasury stock	-	-	-	-	-	(1,431)	(1,431)
Issuance of 585 shares of treasury stock	-	-	1	-	-	6	7
Balances at February 29, 2008	-	$246	$274,282	$162,542	$4,847	$(18,404)	$423,513

Audiovox Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), continued
Years Ended February 28, 2009, February 29, 2008 and February 28, 2007
 (In thousands, except share data)

		Class A			Accumulated		Total
		and Class B			other		Stock-
	Preferred	Common	Paid-in	Retained	comprehensive	Treasury	holders'
	Stock	Stock	Capital	Earnings	income (loss)	stock	equity

Comprehensive income:
Net income	-	-	-	(71,029)	-	-	(71,029)
Foreign currency translation adjustment	-	-	-	-	(7,486)	-	(7,486)
Unrealized gain on marketable securities, net of tax effect of $(2,301)	-	-	-	-	(4,686)	-	(4,686)
Other comprehensive income	-	-	-	-	-	-	(12,172)
Comprehensive income	-	-	-	-	-	-
Exercise of stock options into 20,000 shares of common stock	-	-	47	-	-	-	47
Tax benefit of stock options exercised	-	-	20	-	-	-	20
Reversal of tax benefit from stock options expired	-	-	(190)	-	-	-	(190)
Stock-based compensation expense	-	-	309	-	-	-	309
Issuance of 800 shares of treasury stock	-	-	(4)	-	-	8	4
Balances at February 28, 2009	-	$246	$274,464	$91,513	$(7,325)	$(18,396)	$340,502

	Year ended	Year ended
	February 28,	February 29,
	2009	2008
Disclosure of reclassification amount:
Unrealized foreign currency translation gain (loss)	$(7,486)	$3,886
Less: reclassification adjustments for loss included in net income (loss)	-	(343)
Net unrealized foreign currency translation gain (loss)	$(7,486)	$4,229

	Year ended	Year ended
	February 28,	February 29,
	2009	2008
Disclosure of reclassification amount:
Unrealized gain (loss) on marketable securities	$(4,686)	$3,814
Less: reclassification adjustments for gain (loss) included in net income	-	1,876
Net unrealized gain (loss) on marketable securities, net of tax	$(4,686)	$1,938

  See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 28, 2009, February 29, 2008 and February 28, 2007
 (Dollars in thousands)

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(71,029)	$8,465	$2,936
Net (income) loss from discontinued operations	-	(1,719)	756
Net income (loss) from continuing operations	(71,029)	6,746	3,692

Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	7,294	5,750	3,994
Bad debt expense (recovery)	1,937	297	(23)
Goodwill and intangible asset impairment	38,709	-	-
Equity in income of equity investee	(975)	(3,590)	(2,937)
Deferred income tax expense (benefit), net	13,646	(1,198)	606
Loss on disposal of property, plant and equipment	4	19	7
Tax (benefit) expense on stock options exercised	(20)	805	(896)
Non-cash compensation adjustment	651	(790)	353
Non-cash stock based compensation expense	309	886	432
Realized (gain) loss on sale of investment	-	(1,533)	178
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	768	(17,925)	4,066
Inventory	21,951	(19,210)	23,589
Receivables from vendors	16,838	(15,275)	(4,079)
Prepaid expenses and other	(9,214)	(3,560)	(1,147)
Investment securities-trading	1,863	3,167	(1,026)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	11,748	(23,387)	7,466
Income taxes payable	(4,474)	4,107	9,145
Net cash provided by (used in) operating activities	30,006	(64,691)	43,420

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,606)	(7,326)	(2,711)
Proceeds from sale of property, plant and equipment	112	94	50
Proceeds from distribution from an equity investee	1,080	1,720	3,419
Proceeds from a liquidating distribution from an available-for-sale investment	-	646	-
Purchase of long-term investment	-	-	(1,000)
Purchase of short-term investments	-	(33,750)	(158,230)
Sale of short-term investments	-	169,855	178,175
Sale of long-term investment	-	4,561	360
Purchase of long-term investment	(548)	-	-
Purchase of patents	(650)	(70)	(475)
Purchase of acquired businesses, less cash acquired	621	(42,265)	(60,485)
Net cash provided by (used in) investing activities	(3,991)	93,465	(40,897)

Cash flows from financing activities:
Borrowings from bank obligations	4,654	-	-
Repayments on bank obligations	-	(1,758)	(2,853)
Principal payments on capital lease obligation	(73)	(69)	(89)
Proceeds from exercise of stock options and warrants	46	3,148	4,228
Repurchase of Class A common stock	-	(1,425)	(4,155)
Repurchase of preferred stock	-	-	(5)
Reissue of treasury stock	8	-	-
Principal payments on debt	-	(4,332)	(1,471)
Tax expense (benefit) on stock options exercised	20	(805)	896
Net cash provided by (used in) financing activities	4,655	(5,241)	(3,449)

Effect of exchange rate changes on cash	(507)	335	119
Net increase (decrease) in cash and cash equivalents	30,163	23,868	(807)
Cash and cash equivalents at beginning of year	39,341	15,473	16,280
Cash and cash equivalents at end of year	$69,504	$39,341	$15,473

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, excluding bank charges	$1,224	$1,795	$1,739
Income taxes (net of refunds)	$3,816	$2,316	$(10,226)

  See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

1)           Description of Business and Summary of Significant Accounting Policies

a)     Description of Business and Accounting Principles

Audiovox Corporation and subsidiaries (the “Company”) is a leading international distributor and value added service provider in the mobile, consumer and accessory electronics industries. The Company designs and markets a diverse line of electronic products under the Audiovox® and other brand names throughout the world.  The Company has one reportable segment, the Electronics Group, which is organized by product category.  We conduct our business through seven wholly-owned subsidiaries: American Radio Corp., Audiovox Accessories Corp. (“AAC”),  Audiovox Consumer Electronics, Inc., Audiovox Electronics Corporation ("AEC"), Audiovox German Holdings GmbH  ("Audiovox Germany"), Audiovox Venezuela, C.A and Code Systems, Inc. ("Code").  We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

The Company completed the divestiture of Audiovox  Malaysia on November 7, 2005 and our Cellular business on November 1, 2004.   Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

In February 2006, the Company changed its fiscal year end from November 30th to February 28th.  The Company’s current fiscal year began March 1, 2008 and ended on February 28, 2009.  This annual report on Form 10-K compares the financial position as of February 28, 2009 to February 29, 2008 and the results of operations for the years ended February 28, 2009, February 29, 2008 and February 28, 2007.

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

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46(R)”), are accounted for using the equity method.  The Company's share of its equity method investees earnings or losses are included in other income in the accompanying Consolidated Statements of Operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investee at the end of the year. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

c)     Use of Estimates

The preparation of these financial statements require the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses.  Such estimates include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, reserve for uncertain tax positions, valuation of long-lived assets, accrued sales incentives, warranty reserves, stock-based compensation, impairment assessment of goodwill and trademarks, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Actual results could differ from those estimates.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

d)     Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash equivalents amounted to $69,504 and $35,400 at February 28, 2009 and February 29, 2008, respectively.  Cash amounts held in foreign bank accounts amounted to $8,922 and $5,383 at February 28, 2009 and February 29, 2008, respectively. The majority of these amounts are in excess of government insurance. The Company places its cash and cash equivalents in institutions and funds of high credit quality. We perform periodic evaluations of these institutions and funds.

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

The cost, gross unrealized gains (losses) and aggregate fair value of investment securities as of February 28, 2009 and February 29, 2008 are as follows:

	February 28, 2009

		Unrealized	Aggregate
		Holding	Fair
	Cost	Gain/(Loss)	Value

Long-term Investment Securities*	$4,550	$(1,135)	$3,415
CellStar Common Stock*	-	63	63
Bliss-tel Stock and Warrants* (see Note 13)	3,825	(3,575)	250
Other Investment	1,474	-	1,474
Deferred Compensation Plan Assets - Trading Securities (see Note 10)	2,542	-	2,542
Investment securities	$12,391	$(4,647)	$7,744

	February 29, 2008

		Unrealized	Aggregate
		Holding	Fair
	Cost	Gain	Value

Long-term Investment Securities*	$4,550	$-	$4,550
CellStar Common Stock*	1	110	111
Bliss-tel Stock and Warrants* (see Note 13)	3,825	1,141	4,966
Other Investment	1,000	-	1,000
Deferred Compensation Plan Assets - Trading Securities (see Note 10)	4,406	-	4,406
Long-term investments	$13,782	$1,251	$15,033

* Represents investments that are classified as available-for-sale securities.

Other investment includes an investment in a non-controlled corporation accounted for by the cost method.

Long-term investment securities consist of taxable auction rate notes which have long-term maturity dates (October 2038) at February 28, 2009. In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities and all investments have an Aaa or better rating at February 28, 2009.  Trading securities consist of mutual funds, which are held in connection with the Company’s deferred compensation plan.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

Deferred tax assets (liabilities) of $25 and $(488) related to available-for-sale securities were recorded at February 28, 2009 and February 29, 2008, respectively, as a reduction to the unrealized holding gain (loss) included in accumulated other comprehensive income (loss).

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

f)     Fair Value Measurements

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

The Company adopted the provisions of SFAS No. 157, as amended by FSP No. 157-2, on March 1, 2008. Pursuant to the provisions of FSP No. 157-2, the Company will not apply the provisions of SFAS No. 157 until March 1, 2009 for non-financial assets and liabilities (principally intangible assets).

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis at February 28, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
		Assets and	Observable	Unobservable
		Liabilities	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$69,504	$69,504	$-	$-
Long-term investment securities:
Deferred compensation assets and other	2,855	2,855	-	-
Auction rate security	3,415	-	-	3,415
Other long-term investments	1,474	-	1,474	-
Total long-term investment securities	7,744	2,855	1,474	3,415
Total assets measured at fair value	$77,248	$72,359	$1,474	$3,415

As of February 28, 2009, the Company’s long-term investment securities consisted of marketable securities, an auction rate security and other long-term investments. As of February 28, 2009, the fair value of the Company’s long-term investment securities as defined under SFAS No. 157 was approximately $7,744. The Company’s long-term investment securities are classified between trading and available-for-sale, and accordingly, unrealized gains and losses on long-term investment securities classified as available-for-sale are reflected as a component of accumulated other comprehensive income in stockholders’ equity, net of tax. Unrealized holding gains and losses on trading securities are included in earnings.

As of February 28, 2009, the Company had $4,550 (at par value) of an auction rate security included within its portfolio of long-term investment securities, which is collateralized by student loan portfolios, which are guaranteed by the United States government. Because there is no assurance that auctions for these securities will be successful in the near term, as of February 28, 2009, this auction rate security is classified as an available-for-sale long-term investment. As of February 28, 2009, the Company recorded approximately $1,135 of unrealized losses on this auction rate note, which is included in other comprehensive loss in stockholders' equity, net of tax.

Due to recent events in the U.S. credit markets during fiscal 2009, the Company considered various valuation techniques for its auction rate security. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on March 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at February 28, 2009:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Balance at February 29, 2008	$-
Auction rate security transferred to Level 3	4,550
Total unrealized loss included in accumulated other comprehensive income	(1,135)
Balance at February 28, 2009	$3,415

The carrying amount of the Company's bank obligations, long-term debt and deferred compensation (which is directly associated with the investments in connection with the Company's deferred compensation plan) approximates fair value (which was determined using level 1 inputs for deferred compensation and level 2 inputs for bank obligations and long-term debt) because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; (iii) the stated or implicit interest rate approximates the current market rates or are not materially different than market rates and (iv) are based on quoted prices in active markets.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

g)    Revenue Recognition

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

h)     Accounts Receivable

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

Accounts receivable is comprised of the following:

	February 28,	February 29,
	2009	2008

Trade accounts receivable and other	$112,456	$119,349
Less:
Allowance for doubtful accounts	7,361	6,386
Allowance for cash discounts	199	275
	$104,896	$112,688

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

i)     Inventory

The Company values its inventory (finished goods) at the lower of the actual cost to purchase (primarily on a weighted moving-average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily from selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  The Company recorded inventory write-downs of $13,818, $4,925 and $2,977 for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.

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

A summary of property, plant and equipment, net, are as follows:

	February 28,	February 29,
	2009	2008

Land	$338	$338
Buildings	6,749	6,667
Property under capital lease	6,981	6,981
Furniture, fixtures and displays	3,496	3,049
Machinery and equipment	6,791	6,515
Construction-in-progress	57	26
Computer hardware and software	22,373	20,134
Automobiles	661	1,274
Leasehold improvements	5,997	5,898
	53,443	50,882
Less accumulated depreciation and amortization	33,540	29,332
	$19,903	$21,550

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Furniture, fixtures and displays	5-10 years
Machinery and equipment	5-10 years
Computer hardware and software	3-5 years
Automobiles	3 years

Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases are amortized over the term of the respective lease.  Capitalized computer software costs obtained for internal use are amortized on a straight-line basis.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

Depreciation and amortization of property, plant and equipment amounted to $5,653, $4,609 and $3,599 for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively. . Included in depreciation and amortization expense is amortization of computer software costs of $1,127, $812 and $334 for the years ended February 28, 2009, February 29, 2008 and  February 28, 2007, respectively. Also included in depreciation expense is $251 of depreciation related to property under a capital lease for the years ended February 28, 2009 and February 29, 2008 and $240 for the years ended February 28, 2007.

k)    Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the excess over the fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks/tradenames and customer relationships).  Values assigned to the respective assets are determined in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

Goodwill, which includes equity investment goodwill, is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Generally, the primary valuation method used to determine the Fair Value (“FV”) of acquired businesses is the Discounted Future Cash Flow Method (“DCF”).  A five-year period is analyzed using a risk adjusted discount rate.

The value of potential intangible assets separate from goodwill are evaluated and assigned to the respective categories.  The largest categories from recent acquired businesses are Trademarks and Customer Relationships. The FV’s of trademarks acquired are determined using the Relief from Royalty Method based on projected sales of the trademarked products.  The FV’s of customer relationships are determined using the Multi-Period Excess Earnings Method which includes a DCF analysis, adjusted for a required return on tangible and intangible assets. The guidance in SFAS 142, including management’s business intent for its use; ongoing market demand for products relevant to the category and their ability to generate future cash flows; legal, regulatory or contractual provisions on its use or subsequent renewal, as applicable; and the cost to maintain or renew the rights to the assets; are considered in determining the useful life of all intangible assets.  If the Company determines that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life of the asset, an indefinite life will be assigned and evaluated for impairment as indicated below.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount.   Equity method goodwill is evaluated for impairment under Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock",  as amended.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"  (“SFAS No. 144 ”).

In accordance with SFAS No. 142, the Company tested the FV of Audiovox, which has one reporting unit, during the fiscal fourth quarter. The primary valuation method used to test the FV was the Discounted Future Cash Flow Method (“DCF”).  A five-year period was analyzed using a risk adjusted discount rate.  The resulting DCF FV was tested for reasonableness using the EBITDA multiple of other comparable company acquisition transactions, and publicly traded companies in the consumer electronics industry.  For intangible assets not associated with goodwill, primarily trademarks, the Company compared the fair value of the intangible asset with its carrying amount.  To compute the fair value, various considerations were evaluated including current sales associated with these brands, management’s expectations for future sales, performance of the business group and proximity to acquisition date fair values.  At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets and there are no known restrictions on the continuation of their use.

Due to ongoing challenges in the worldwide economic climate, the discount rate applied to the forecasted cash flows was greater than that which was applied in the prior impairment analyses and guideline company metrics were set at the low end of the range as compared to the previous analyses which had set these more in line with the average for comparable companies. These changes in assumptions resulted in the impairment of the goodwill and intangible balances. Consequently, the Company recorded an impairment charge of $38.8 million in the fourth quarter of Fiscal 2009, $28.8 million related to goodwill and resulted in the entire balance being written off. The expected future cash flows related to intangible assets with definite lives exceeded their carrying values and as such, were not impaired.  The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. Intangible assets with indefinite lives were deemed to be impaired. As a result, an impairment of $9,976 was recorded. All impairment charges have been reflected in pre-tax operating income on the Company’s financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

Goodwill

The change in the carrying amount of goodwill is as follows:

February 28,
2009

Net beginning balance	$23,427
Technuity purchase price allocation (see Note 3)	5,411
Goodwill impairment charge	(28,838)
Net ending balance	$-

Other Intangible Assets

	February 28, 2009
	Gross Carrying		Gross		Total Net
	Value		Carrying	Accumulated	Book
	Pre-impairment	Impairment	Value	Amortization	Value

Trademarks/Tradenames/Licenses not subject to amortization	$83,872	$9,957	$73,915	$-	$73,915
Customer relationships subject to amortization (5-20 years)	13,079	-	13,079	1,357	11,722
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	-	1,180	269	911
Patents subject to amortization (5-10 years)	1,345	-	1,345	562	783
License subject to amortization (5 years)	1,400	-	1,400	373	1,027
Contract subject to amortization (5 years)	1,104	-	1,104	938	166
Total	$101,980	$9,957	$92,023	$3,499	$88,524

	February 29, 2008
	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$86,368	$-	$86,368
Customer relationships subject to amortization (5-15 years)	14,685	741	13,944
Patents subject to amortization (5-10 years)	695	385	310
Contract subject to amortization (5 years)	1,104	718	386
Total	$102,852	$1,844	$101,008

During the year ended February 28, 2009, the Company purchased $650 of patents subject to amortization with an estimated useful life of ninety-nine months.  In addition, the Company recorded ($9,269) and $8,118 to indefinite life and amortizing intangibles, respectively in connection with the final purchase price allocation for its Technuity and Thomson Audio/Video acquisitions. An adjustment of ($369) was recorded as a result of the Incaar acquisition whose contingent consideration period expired with relevant targets unachieved (see Note 3). The weighted-average amortization period for customer relationships as of February 28, 2009 is approximately 12.9 years.

Amortization expense for intangible assets amounted to $1,626, $1,141 and $395 for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.  The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending February 28, 2014 is as follows:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

Fiscal Year	Amount
2010	$1,727
2011	1,486
2012	1,408
2013	1,278
2014	1,065
$6,964

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

The accrual balance for sales incentives at February 28, 2009 and February 29, 2008 was $7,917 and $10,768, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers could have a significant impact on the sales incentives liability and reported operating results.

For the years ended February 28, 2009, February 29, 2008 and February 28, 2007, reversals of previously established sales incentive liabilities amounted to $4,083, $4,108 and $2,460, respectively. These reversals include unearned and unclaimed sales incentives. Reversals of unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unearned sales incentives for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 amounted to $1,664, $1,970 and $1,148, respectively.  Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 amounted to $2,419, $2,138 and $1,312, respectively.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

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

A summary of the activity with respect to accrued sales incentives is provided below:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Opening balance	$10,768	$7,410	$8,512
Accruals	23,877	29,084	14,961
Payments	(22,645)	(21,618)	(13,603)
Reversals for unearned incentives	(1,664)	(1,970)	(1,148)
Reversals for unclaimed incentives	(2,419)	(2,138)	(1,312)
Ending balance	$7,917	$10,768	$7,410

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)   Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $6,523, $5,854 and $6,194 for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.

n)    Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $7,779 and $13,272 is recorded in accrued expenses in the accompanying consolidated balance sheets as of February 28, 2009 and February 29, 2008, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $6,631and $4,047 is recorded as a reduction to inventory in the accompanying consolidated balance sheets as of February 28, 2009 and February 29, 2008, respectively. Warranty claims and product repair costs expense for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 were $12,187, $9,401 and $8,047, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Beginning balance	$17,319	$9,586	$9,947
Liabilities acquired during acquisitions (see Note 3)	-	12,848	1,705
Liabilities accrued for warranties issued	12,187	9,401	8,047
Warranty claims paid	(15,096)	(14,516)	(10,113)
Ending balance	$14,410	$17,319	$9,586

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

o)    Foreign Currency

Assets and liabilities of those subsidiaries and former equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (“SFAS No. 52”). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss). For the years ended February 28, 2009, February 29, 2008 and February 28, 2007, the Company recorded foreign currency transaction losses (gains) in the amount of $60,  $(218) and $(285), respectively.

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

A reconciliation between the denominators of the basic and diluted income (loss) per common share are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Weighted-average number of common shares outstanding (basic)	22,860,402	22,853,482	22,366,413
Effect of dilutive securities:
Stock options and stock warrants	-	22,680	190,859
Weighted-average number of common and potential common shares outstanding (diluted)	22,860,402	22,876,162	22,557,272

Stock options and stock warrants totaling 1,544,225, 1,336,787 and 1,157,226 for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively, were not included in the net income (loss) per common share calculation because the exercise price of these options and warrants were greater than the average market price of common stock during the period or these options and warrants were anti-dilutive due to losses during the respective periods.

r)     Other Income (Loss)

Other income (loss) is comprised of the following:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Bliss-tel (see Note 13)	$-	$1,533	$(178)
Interest Income	1,260	3,078	6,218
Rental income	538	552	552
Other	(3,467)	(454)	(339)
Total other, net	$(1,669)	$4,709	$6,253

Other income (loss) includes a one-time charge of $1,901 associated with a vendor bankruptcy for the year ended February 28, 2009.

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

t)      Accounting for Stock-Based Compensation

The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (“ISO's”) and non-qualified stock options (“NQSO's”) to purchase shares of Class A common stock. Under the stock option plans, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A common stock on the date of grant. The options must be exercised no later than ten years after the date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A Common Stock.  As of February 28, 2009, 1,392,678 shares were available for future grants under the terms of these plans.

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

The Company granted 197,250 options during October of 2008, which vest one-half on November 30, 2008 and one-half on February 28, 2009, expire two years from date of vesting (November 30, 2010 and February 28, 2011, respectively), have an exercise price equal to $4.83, the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term between 2.1 and 2.4 years and a grant date fair value of $1.44 per share determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value).

In addition, the Company issued 17,500 warrants during October of 2008 to purchase the Company’s common stock at an exercise price of $4.83 per share as consideration for future legal services. The warrants vest one-half on November 30, 2008 and one-half on February 28, 2009, expire two years from date of vesting (November 30, 2010 and February 28, 2011, respectively), have an exercise price equal to $4.83, the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term between 2.1 and 2.4 years and a grant date fair value of $1.44 per warrant determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value). Accordingly, the Company recorded additional legal expense in the amount of approximately $26 for the year ended February 28, 2009, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at February 28, 2009.

The Company granted 257,500 stock options during August 2007, which vest one-third on August 31, 2007, one-third on November 30, 2007, and one-third on February 29, 2008, expire three years from date of vesting (August 31, 2010, November 30, 2010, and February 28, 2011, respectively), have an exercise price equal to $1.00 above the lowest sales price of the Company’s stock on the day prior to the date of grant ($10.90), have a contractual term between 2 years and 3.7 years and a grant date fair value of $3.26 per share determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value). In connection with this option grant, there were also 15,000 options granted to an outside director that expire on September 9, 2009, which have a contractual life of 2.1 years and a grant date fair value of $2.57 per share.

In addition, the Company issued 17,500 warrants to purchase the Company’s common stock at an exercise price of $10.90 per share as consideration for past legal services rendered. The warrants are exercisable immediately, expire three years from date of issuance and have a fair value on issuance date of $3.26 per warrant determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value). Accordingly, the Company recorded additional legal expense in the amount of approximately $57 during the year ended February 29, 2008, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at February 28, 2009.

The per share weighted-average fair value of stock options granted during the years ended February 28, 2009 and February 29, 2008 was $1.44 and $3.22, respectively on the date of grant.

The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Sholes option valuation model granted during the year was as follows:

	Year	Year
	Ended	Ended
	February 28,	February 29,
	2009	2008

Expected dividend yield	0%	0%
Expected volatility	47.0%	47.0%
Risk-free interest rate	5.0%	4.6%
Expected life (years)	2.0	2.0 - 3.0

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

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the consolidated statement of operations for the years ended February 28, 2009 and February 29, 2008:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Cost of sales	$7	$16	$21
Selling expense	63	192	156
General and administrative expenses	234	662	245
Engineering and technical support	5	16	10
Stock-based compensation expense before income tax benefits	$309	$886	$432

Net income from continuing operations and net income was impacted by $309 (after tax), $506 (after tax) and $264 (after tax) in stock based compensation expense or $0.01, $0.02 and $0.01 per diluted share for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively. No tax benefit was recorded in fiscal 2009 due to the Company’s loss position.

Information regarding the Company's stock options and warrants are summarized below:

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding at February 28, 2006	$2,197,152	$12.04
Granted	105,000	13.42
Exercised	(485,000)	8.72
Forfeited/expired	(32,500)	14.39
Outstanding and exercisable at February 28, 2007	1,784,652	12.97
Granted	275,000	10.90
Exercised	(408,866)	7.70
Forfeited/expired	(83,750)	13.68
Outstanding and exercisable at February 29, 2008	1,567,036	13.96
Granted	214,750	4.83
Exercised	(10,000)	4.63
Forfeited/expired	(314,952)	13.29
Outstanding and exercisable at February 28, 2009	$1,456,834	$12.82

At February 28, 2009 and February 29, 2008, the Company had no unrecognized compensation cost as all stock options were fully vested.

Summarized information about stock options outstanding as of February 28, 2009 is as follows:

	Outstanding and Exercisable
		Weighted-	Weighted-
		Average	Average
Exercise		Exercise	Life
Price	Number	Price	Remaining
Range	of Shares	of Shares	in Years

$4.63 - 8.00	214,750	$4.83	1.88
$8.01 - 13.01	242,084	$10.90	2.00
$13.01 - 15.00	1,000,000	$15.00	0.54

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

The aggregate pre-tax intrinsic value (the difference between the company’s average closing stock price for the last quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2009 was $26.  This amount changes based on the fair market value of the company’s stock.  The total intrinsic value of options exercised for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 were $52, $3,149 and $2,519, respectively.

u)    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation (losses) gains of $(7,486) and $4,470, and unrealized gains (losses) on investment securities classified as available-for-sale of $(4,686) and $377 at February 28, 2009 and February 29, 2008, respectively.

During the year ended February 29, 2008, $1,876 of unrealized gains (losses) on available-for-sale investment securities were transferred into earnings as a result of the disposition of the investment. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

v)     Other Current Assets

As of February 28, 2009, other current assets include $6.5 million of accounts receivable covered by a put option by an investment bank.

w)    New Accounting Pronouncements

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

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141(R), Business Combinations (“Statement No. 141(R)”) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Issuance of these standards is also noteworthy in that they represent the culmination of the first major collaborative convergence project between the International Accounting Standards Board and the FASB. Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). All of the Company’s recent acquisitions fall under the scope of Statement No. 141. The Company will evaluate the impact of Statement No. 141 and Statement No. 160 as they relate to any future acquisitions, as applicable.

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased in Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s financial position, results of operations or the determination of the fair value of its financial assets.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income.  FSP 115-2/124-2 is effective for the Company beginning in the first quarter of fiscal year 2010. Upon implementation at the beginning of the first quarter of 2010, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s financial position or results of operations.

On April 9, 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).  FSP 107-1 and APB 28-1 which will amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”). FSP 107-1 and APB 28-1 will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS No. 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 and APB 28-1 only if it also elects to early adopt FSP 157-4 and FSP 115-2 and 124-2. Since FSP 107-1 and APB-28-1 will require disclosures about fair values in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a significant impact on the Company’s financial position or results of operations.

2)           Discontinued Operations

The Company had net income (loss) from discontinued operations of $1,719 and ($756) for the years ended February 29, 2008 and February 28, 2007, respectively, which is primarily due to legal settlements and related legal and administrative costs associated with contingencies pertaining to the Company’s discontinued Cellular (see Note 15) and Malaysia businesses.

Included in income from discontinued operations are tax provisions (benefits) of $1,529 and $(407) for the years ended February 29, 2008 and February 28, 2007, respectively.

3)           Business Acquisitions

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

The following summarizes the final allocation of the total purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$31,664
Prepaid expenses and other current assets	2,312
Tradename	51,099
Total assets acquired	$85,075

Liabilities assumed:
Accounts payable	$17,489
Accrued expenses and other liabilities	2,870
Total liabilities acquired	$20,359
Cash paid (includes cash paid plus estimated contingent fee)	$64,716

The allocation of the purchase price to assets acquired and liabilities assumed was based upon a valuation study performed by management and is final. Trademarks and other intangible assets includes $2,200 of amortizable customer relationships with an estimated life of 11 years.

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

The allocation of the purchase price to assets acquired and liabilities assumed was based upon a valuation study performed by management and is final. Trademark and other intangible assets includes $4,315 of amortizable customer relationships with an estimated life of 15 years.

Incaar

On August 14, 2007, Audiovox German Holdings GmbH completed the acquisition of certain assets and the business of Incaar Limited (“Incaar”), an OEM business in Europe for $801, including acquisition costs of $51 and an estimated contingent payment of approximately $400.

The contingent payment may be due by the Company if certain earnings targets are generated by Incaar for a period of approximately two years after the acquisition date (August 14, 2007).  The earnings target calculation requires that if the accumulated Incaar pre-tax income, including or excluding certain items, exceeds 1,055 Euros over the cumulative two year period, the Company is liable to pay an additional $400, as defined in the purchase agreement.  The contingent payment was recorded in connection with the final purchase price allocation (increase to intangible assets and other long-term liabilities) as the estimated fair value of the net assets acquired exceeded the total purchase price. As the estimated fair value of the net assets acquired exceeded the total purchase price, after recording the maximum contingent payment, the Company reduced the estimated fair value of the non-financial assets acquired on a prorata basis to the adjusted purchase price of $801.

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

The allocation of the purchase price to the assets acquired was based upon a valuation study performed by management and is final. During 2009, the contingent payment period expired and the required earnings targets were not met. As such, the Company reversed the liability established and reduced the Trademark and other intangibles on a prorata, prospective basis. After the adjustment, Trademark and other intangible assets include $346 of amortizable customer relationships with an estimated life of 5 years.

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

In addition, a minimum working capital payment, as defined in the agreement, and a maximum contingent payment of $1,000 may be due by the Company if certain sales and gross margin targets are met for a period of twelve months after the acquisition date. The sales and gross margin targets require that net sales exceeds $26.5 million and gross margin exceeds $7.65 million, as defined in the purchase agreement. As of February 28, 2009, no amount was accrued or paid for the contingency payment as the sales and gross margin targets were not met. The contingency period has now expired.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

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

The allocation of the purchase price to the assets acquired was based upon a valuation study performed by management and is final. During 2009, the contingent payment period expired and the required earnings targets were not met. As such, the Company reversed the liability established and reduced the Trademark and other intangibles on a prorata, prospective basis. After the adjustment, Trademark and other intangible assets include $346 of amortizable customer relationships with an estimated life of 5 years.

Thomson Audio/Video

On December 31, 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business as well as the rights to the RCA brand for the audio/video field of use. As consideration for Thomson’s audio/video business, the Company paid the following:

Purchase Price	$18,953
Net asset payment	10,079
Acquisition related costs	926
29,958
Less: Multimedia license fee	(10,000)
Multimedia inventory payment	(4,387)
Total net purchase price	$15,571

In addition, the Company agreed to pay Thomson a 1% fee related to future net sales of the RCA brand for the audio/video field of use for five years (beginning in 2010 through 2014).

Contemporaneous with this transaction, the Company entered into a license agreement with Multimedia Device Ltd., a Chinese manufacturer, to market certain product categories acquired in the acquisition for an upfront fee of $10,000, the purchase of certain inventory, which amounted to $4,387, plus a 1% royalty payment on future net RCA sales beginning in 2008 and continuing in perpetuity. From 2010 through 2014, this royalty fee increases to 2% of future net sales.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

Accordingly, the upfront license fee of $10,000 and the inventory payment will reduce the Company’s cost of the transaction (refer to purchase price above).

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

The following summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$14,383
Computers	49
Perpetual license and other intangible assets (less multimedia license fee)	19,887
Total assets acquired	$34,319

Liabilities assumed:
Warranty accrual	$12,848
Other liabilities acquired	5,900
Total liabilities assumed	$18,748
Total purchase price	$15,571

The allocation of the purchase price to assets and liabilities acquired was based upon an independent valuation study and is final.

The following unaudited pro-forma financial information for the years ended February 28, 2009, February 29, 2008 and  February 28, 2007 represents the combined results of the Company's operations as if the Thomson Accessory, Oehlbach, Incaar, Technuity and Thomson A/V acquisitions had occurred at March 1, 2006. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(as reported)	(unaudited)

Net Sales	$603,099	$948,031	$1,156,582
Net loss	(71,029)	(1,972)	(26,681)
Net loss per share-diluted	$(3.11)	$(0.09)	$(1.18)

4)           Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $12,195 and $29,358 as of February 28, 2009 and February 29, 2008, respectively. Receivables from vendors represent prepayments on product shipments and product reimbursements.

5)           Equity Investment

The Company has a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. (“ASA”) which acts as a distributor to specialized markets for specialized vehicles, such as RV’s, van conversions and marine vehicles, of televisions and other automotive sound, security and accessory products.  ASA’s fiscal year end is November 30, 2008, however, the proportionate results of ASA as of and until February 28, 2009 have been recorded in the consolidated financial statements.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

	February 28,	February 29,
	2009	2008
	(unaudited)

Current assets	$25,268	$26,344
Non-current assets	4,745	4,710
Current liabilities	3,778	4,611
Members' equity	26,235	26,443

The equity balance carried on the Company’s balance sheet amounts to $13,118 and $13,222 for the years ended February 28, 2009 and February 29, 2008, respectively.

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(unaudited)
Net sales	$51,169	$71,726	$60,414
Gross profit	12,691	20,869	17,764
Operating income	1,338	6,158	4,980
Net income	1,951	7,178	5,875

The Company's share of income from ASA for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 was $975, $3,590 and $2,937, respectively.   In addition, the Company received cash distributions from ASA totaling $1,080, $1,720 and $3,419 during the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively.

The following represents summary information of transactions between the Company and ASA:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(unaudited)
Net Sales	$1,026	$1,517	$742
Purchases	76	139	212
Royalty expense	500	899	656

	February 28,	February 29,
	2009	2008

Accounts Receivable	$317	$310

6)           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28,	February 29,
	2009	2008

Commissions	$571	$1,032
Employee compensation	2,788	4,697
Professional fees and accrued settlements	3,187	1,888
Future warranty	7,779	13,272
Freight and duty	1,712	1,231
Royalties, advertising and other	16,538	16,455
Total accrued expenses and other current liabilities	$32,575	$38,575

7)           Financing Arrangements

The Company has the following financing arrangements:

	February 28,	February 29,
	2009	2008

Bank Obligations
Domestic bank obligations (a)	$-	$-
Venezuela bank obligations (b)	-	-
Euro asset-based lending obligation (c)	1,467	3,070
Total bank obligations	$1,467	$3,070

Debt
Euro term loan agreement (d)	$5,735	$-
Oehlbach (e)	145	850
Other (f)	1,280	853
Total debt	$7,160	$1,703

a)     Domestic Bank Obligations

At February 28, 2009, the Company has a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line expired on April 30, 2009 and allows aggregate borrowings of up to $15,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line has subsequently been renewed until June 30, 2009 with aggregate borrowings of $10,000.  As of February 28, 2009 and February 29, 2008, no direct amounts are outstanding under this agreement.   At February 28, 2009, the Company had $2,380 in standby letters of credit outstanding, which reduces the amount available under the unsecured credit line.

b)     Venezuela Bank Obligations

In October 2005, Audiovox Venezuela entered into a credit facility borrowing arrangement which allows for principal borrowings up to $1,000 plus accrued interest.  The facility requires minimum monthly interest payments at an annual interest rate of 13% until the expiration of the facility on February 14, 2008.  Audiovox Corporation had secured this facility with a $1,200 standby letter of credit.  As of February 29, 2008, no amounts were outstanding under this agreement. The Company has requested cancellation of the facility once the stand-by letter of credit has been closed.

c)     Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 1, 2010.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"), as such transfers met the criteria in SFAS No. 140.  In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate.  The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of February 28, 2009, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
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

f)     Other Debt

On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Germany in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets, subject to certain adjustments as defined in the agreement, representing the incremental change of the put price over the call option price. Compensation (benefit) expense for these options amounted to $642, $(790) and $353 for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively. The benefit recorded for the year ended February 29, 2008 was due to a reduction in the call/put liability calculation as a result of the Oehlbach and Incaar acquisitions.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2009:

	Total
	Amounts
	Committed	2010	2011	2012	2013	2014

Bank Obligations	$1,467	$1,467	$-	$-	$-	$-
Debt	7,160	1,264	2,640	1,359	948	948
Total	$8,627	$2,731	$2,640	$1,359	$948	$948

8)           Income Taxes

The components of income (loss) from continuing operations before the provision for income taxes are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Domestic Operations	$(56,786)	$(1,262)	$(1,140)
Foreign Operations	832	11,856	3,298
	$(55,954)	$10,594	$2,158

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

The (benefit) provision for income taxes is comprised of the following:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
Current provision (benefit)
Federal	$522	$314	$(2,751)
State	443	450	285
Foreign	328	4,282	326
Total current provision (benefit)	$1,293	$5,046	$(2,140)

Deferred (benefit) provision
Federal	$12,446	$(1,303)	$122
State	1,617	121	(63)
Foreign	(281)	(16)	547
Total deferred (benefit) provision	$13,782	$(1,198)	$606

Total provision (benefit)
Federal	$12,968	$(989)	$(2,629)
State	2,060	571	222
Foreign	47	4,266	873
Total provision (benefit)	$15,075	$3,848	$(1,534)

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year			Year		Year
	Ended			Ended		Ended
	February 28,			February 29,		February 28,
	2009			2008		2007

Tax provision at Federal statutory rates	$(19,584)	35.0%		$3,708	35.0%	$755	35.0%
Tax exempt interest	-	-		(999)	(9.4)	(2,146)	(99.4)
State income taxes, net of Federal benefit	(1,268)	2.3		17	0.2	23	1.1
Impairment of non-deductible goodwill	4,682	(8.4)		-	-	-	-
Increase in valuation allowance	29,808	(53.3)		95	0.9	6	0.3
Change in tax reserves	780	(1.4)		369	3.5	61	2.8
US effects of foreign operations	541	(1.0)		167	1.6	-	-
Benefit for prior year refunds	-	-		-	-	(378)	(17.5)
Permanent differences and other	116	(0.2)		491	4.5	145	6.7
Effective tax rate	$15,075	(27.0	) %	$3,848	36.3%	$(1,534)	(71.0)%

The U.S. effects of foreign operations include differences in the statutory tax rate of the foreign countries as compared to the statutory tax rate in the U.S., foreign operating losses for which no tax benefit has been provided and the effects of the settlement of the German tax audit during fiscal 2008

Other is a combination of various factors, including changes in the taxable income or loss between various tax entities with differing effective tax rates, changes in the allocation and apportionment factors between taxable jurisdictions with differing tax rates of each tax entity, changes in tax rates and other legislation in the various jurisdictions and other items.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 28,	February 29,
	2009	2008

Deferred tax assets:
Accounts receivable	$1,286	$282
Inventory	1,581	1,664
Property, plant and equipment	1,284	895
Intangible assets	3,639	-
Accruals and reserves	6,799	7,798
Unrealized gains and losses	3,766	-
Net operating losses	13,936	6,020
Tax credits	3,313	3,307
Deferred tax assets before valuation allowance	35,604	19,966
Less: valuation allowance	(35,010)	(2,684)
Total deferred tax assets	594	17,282

Deferred tax liabilities:
Intangible assets	(4,723)	(12,727)
Prepaid expenses	(1,411)	(1,362)
Unrealized gain on investment securities	-	(2,115)
Total deferred tax liabilities	(6,134)	(16,204)

Net deferred tax asset	$(5,540)	$1,078

In assessing the realizability of deferred tax assets, Management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and /or net operating loss carryforwards can be utilized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based on these considerations, the Company believes it will not realize its entire deferred tax asset on a more likely than not basis. As a result, the Company provided a valuation allowance against substantially all of its deferred tax assets during the fourth quarter of fiscal 2009.

In accordance with SFAS 142, the Company does not amortize indefinite-lived intangibles for book purposes but does amortize intangibles with tax basis for tax purposes. The deferred tax liability at February 28, 2009 relates to the tax effect of differences between the book and tax bases of intangible assets not expected to reverse during the Company’s net operating loss carry forward period.

As of February 28, 2009, the Company had approximately $36,512 of U.S. federal net operating loss carryforwards, which are available to offset future taxable income. These carryforwards expire in the tax years between 2027 and 2029, if not utilized.   In addition, the Company has approximately $3,307 of foreign tax credits that expire in 2012 through 2016 if not utilized. In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2029.

The Company has not provided for U.S. federal and foreign withholding taxes on its foreign subsidiaries undistributed earnings in Germany and Venezuela as of February 28, 2009, because such earnings are intended to be indefinitely reinvested overseas.  The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

The Company adopted the provisions of FIN No. 48 on March 1, 2007.  Upon adoption of FIN No. 48, the Company reduced its uncertain tax positions by $2,714 which was accounted for as an increase to the Company's opening retained earnings balance as of March 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at March 1, 2007	$3,491
Additions based on tax positions taken in the current and prior years	507
Settlements	(108)
Lapse in statute of limitations	(25)
Balance at February 29, 2008	$3,865
Additions based on tax positions taken in the current and prior years	2,014
Settlements	-
Lapse in statute of limitations	(125)
Balance at February 28, 2009	$5,754

Of the amounts reflected above at February 28, 2009, $4,016 of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of February 28, 2009, Company had approximately $1,826 of accrued interest and penalties.  The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of operations. Included in the reconciliation of unrecognized tax benefits additions based on tax positions taken in prior years are excess tax benefits for stock based compensation deductions which have not yet reduced the Company’s current  taxes payable as  prescribed by FASB 123(R). In addition, the Company believes that it is reasonably possible that its uncertain tax positions  (excluding interest and penalties) will decrease by approximately $2,323 as a result of lapses in the statute of limitations for various jurisdictions and is included as part of income taxes payable.

The Company files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2005
Germany	2006
Canada	2005
Indiana	2003

9)           Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding		Voting
	Par	February 28,	February 29,	February 28,	February 29,	Rights per	Liquidation
Security	Value	2009	2008	2009	2008	Share	Rights

Preferred Stock	$50.00	50,000	50,000	-	-	-	$50 per share

Series Preferred Stock	$0.01	1,500,000	1,500,000	-	-	-

Class A Common Stock	$0.01	60,000,000	60,000,000	20,604,460	20,593,660	One	Ratably with Class B

Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	Ten	Ratably with Class A

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
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

As of February 28, 2009, 1,742,448 shares of the Company's Class A common stock are authorized to be repurchased in the open market. As of February 29, 2008 and February 28, 2007, 1,820,552 and 1,693,047 shares were repurchased for an aggregate amount of $18,404 and $16,979, respectively.

Undistributed earnings from equity investments included in retained earnings amounted to $7,792 and $7,896 at February 28, 2009 and February 29, 2008, respectively.

10)           Other Stock and Retirement Plans

a)     Restricted Stock Plan

The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares.  No performance accelerated shares or performance-restricted shares were granted or outstanding during the years ended February 28, 2009, February 29, 2008 and February 28, 2007.

As of February 28, 2009, 1,392,678 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plan.

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

c)     Profit Sharing Plans/ 401(k) Plan

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No contributions were made during the years ended February 28, 2009, February 29, 2008 and February 28, 2007. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

The Company also has a 401(k) plan for eligible employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. As of February 1, 2008, the Company has temporarily suspended all matching contributions to contain operating expenses until economic conditions improve. The Company's contributions were $848, $749 and $486 for the years ended February 28, 2009, February 29, 2008 and February 28, 2007, respectively. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions.

d)    Cash Bonus Profit Sharing Plan

During fiscal 2009, the Board of Directors authorized a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. The Company did not make a cash bonus profit sharing contribution for the year ended February 28, 2009 due to the Company’s pre-tax loss for the year. During the year ended February 29, 2008, the Company made a cash bonus profit sharing contribution in the amount of $480 as a result of the Company achieving pre-tax profits in excess of the Cash Bonus Profit Sharing Plan limits.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

e)    Deferred Compensation Plan

Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for a select group of management. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plan. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. As of February 1, 2008, the Company has temporarily suspended all matching contributions to contain operating expenses until economic conditions improve. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $2,559 and $4,406 at February 28, 2009 and February 29, 2008, respectively, have been classified as long-term marketable securities and are included in investment securities on the accompanying consolidated balance sheets and a corresponding deferred compensation liability is reflected as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying consolidated statements of operations.

11)           Lease Obligations

During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%.  This lease was refinanced in December 2006, which resulted in a $161 reduction to the capital lease obligation and corresponding asset, and expires on November 30, 2026.  On November 1, 2004, in connection with the sale of the Cellular business, the Company entered into an agreement to sub-lease the building to UTStarcom ("UTSI") for monthly payments of $46 through October 31, 2009.

At February 28, 2009, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital	Operating
	Lease	Leases

2010	$521	$4,757
2011	521	3,649
2012	535	3,299
2013	574	2,609
2014	574	2,292
Thereafter	8,203	15,827
Total minimum lease payments	10,928	$32,433
Less: minimum sublease income	368
Net	10,560
Less: amount representing interest	4,953
Present value of net minimum lease payments	5,607
Less: current installments included in accrued expenses and other current liabilities	76
Long-term capital obligation	$5,531

Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,412, $3,138 and $2,319 for the years ended February 28, 2009, February 29, 2008 and  February 28, 2007, respectively.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

The Company leases certain facilities and equipment from its principal stockholder and several officers. At February 28, 2009, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

2010	$693
2011	714
2012	735
2013	758
2014	781
Thereafter	4,110
Total	$7,791

12)           Financial Instruments

a)    Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had no open commercial letters of credit at February 28, 2009 and $3,803 open at February 29, 2008. Standby letters of credit amounted to $2,380 and $2,399 at February 28, 2009 and February 29, 2008, respectively.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2009, the Company had unconditional purchase obligations for inventory commitments of $62,845.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

At February 28, 2009, two customers accounted for approximately 39.6% of accounts receivable, while at February 29, 2008, these two customers accounted for 28% of accounts receivable.  During the year ended February 28, 2009, one customer accounted for 22% of sales, while at February 29, 2008 and February 28, 2007, no single customer accounted for more than 10% of net sales.

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

During the year ended February 29, 2008, the Company sold 131,594,000 shares of Bliss-tel stock resulting in a gain of $1,533, which is included in other income (loss) on the accompanying consolidated statements of operations.  As of February 28, 2009 the Company owns 145,000,000 shares and 90,000,000 warrants in Bliss-tel with an aggregate fair value of $250.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

In February 2008, Bliss-tel stock split 10:1. Accordingly, all share data has been retroactively restated for the stock split at February 28, 2009 and February 29, 2008.

14)           Financial and Product Information About Foreign and Domestic Operations

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

Locations

Net sales and long-lived assets by location were as follows:

	Net Sales
	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

North America	$507,798	$501,952	$391,154
Latin America	30,165	13,666	8,517
Germany	52,252	61,746	46,291
Other foreign countries	12,884	13,991	10,728
Total net sales	$603,099	$591,355	$456,690

The basis of attributing net sales from external customers to individual countries is based on where the sale originates from.

	Long-Lived Assets
	As of	As of
	February 28,	February 29,
	2009	2008

North America	$116,219	$159,436
Latin America	1,417	496
Asia	417	414
Germany	13,019	14,640
Total long-lived assets	$131,072	$174,986

Net sales by product categories for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 were as follows:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Electronics	$449,433	$437,018	$432,943
Accessories	153,666	154,337	23,747
Total net sales	$603,099	$591,355	$456,690

15)           Contingencies

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

During the fourth quarter of Fiscal 2009, the Company became aware that certain personal consumer credit card information had been accessed by an intrusion by an unauthorized source. The Company has notified the various state and federal authorities in which the consumers reside and is offering a plan of credit monitoring and protection for the affected individuals. The Company is partially covered by insurance but anticipates amounts will be necessary to cover the cost of this issue. The Company has recorded certain costs associated with this issue as of February 28, 2009, based on information available at the time ..

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

Simultaneous with the acquisition of Code Systems, Inc. (Code) in March 2002, the Company entered into a purchase and supply agreement with a third party.  In exchange for entering into this agreement, the Company issued 50 warrants in its subsidiary, Code, which vest immediately.  Furthermore, the agreement calls for the issuance of additional warrants based upon the future operating performance of Code.  Based upon the contingent nature of the warrants, no recognition was given to the Code warrants as the related contingency was not considered probable and such warrants had not vested at February 28, 2009 or February 29, 2008.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2009
(Dollars in thousands, except share and per share data)

16)           Unaudited Quarterly Financial  Data

Selected unaudited, quarterly financial data of the Company for the years ended February 28, 2009 and February 29, 2008 appear below:

	Quarters Ended
	Feb. 28, 2009	Nov. 30, 2008	Aug. 31, 2008	May 31, 2008
2009

Net sales	$115,666	$195,642	$147,208	$144,583
Gross profit	13,735	38,958	25,060	22,515
Net (loss) income from continuing operations	(70,021)	6,525	(2,311)	(5,223)
Net (loss) income per common share (basic)	$(3.06)	$0.29	$(0.10)	$(0.23)
Net (loss) income per common share (diluted)	$(3.06)	$0.29	$(0.10)	$(0.23)

	Quarters Ended
	Feb. 29, 2008	Nov. 30, 2007	Aug. 31, 2007	May 31, 2007
2008

Net sales	$131,269	$183,563	$148,269	$128,254
Gross profit	24,674	34,991	28,474	23,189
Net (loss) income from continuing operations	(1,785)	4,680	3,730	121
Net (loss) income from discontinued operations	(392)	-	-	2,111
Net (loss) income	$(2,177)	$4,680	$3,730	$2,232

Net (loss) income per common share (basic):
From continuing operations	$(0.08)	$0.20	$0.16	$0.01
From discontinued operations	(0.02)	-	-	0.09
Net (loss) income per common share (basic)	$(0.10)	$0.20	$0.16	$0.10

Net (loss) income per common share (diluted):
From continuing operations	$(0.08)	$0.20	$0.16	$0.01
From discontinued operations	(0.02)	-	-	0.09
Net (loss) income per common share (diluted)	$(0.10)	$0.20	$0.16	$0.10

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

SCHEDULE II
AUDIOVOX CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Year ended February 28, 2009, February 29, 2008 and February 28, 2007
 (In thousands)

Column A	Column B	Column C	Column D		Column E
		Gross
		Amount	Reversals of
	Balance at	Charged to	Previously		Balance
	Beginning	Costs and	Established		at End
Description	of Year	Expenses	Accruals	Deductions (a)	of Year

Year ended February 28, 2007
Allowance for doubtful accounts	$6,136	$(23)	$-	$1,051	$5,062
Cash discount allowances	325	1,483	-	1,543	265
Accrued sales incentives	8,512	14,961	(2,460)	13,603	7,410
Reserve for warranties and product repair costs (b)	9,947	9,752	-	10,113	9,586
	$24,920	$26,173	$(2,460)	$26,310	$22,323

Year ended February 29, 2008
Allowance for doubtful accounts	$5,062	$(297)	$-	$(1,621)	$6,386
Cash discount allowances	265	3,377	-	3,367	275
Accrued sales incentives	7,410	29,084	(4,108)	21,618	10,768
Reserve for warranties and product repair costs (b)	9,586	22,249	-	14,516	17,319
	$22,323	$54,413	$(4,108)	$37,880	$34,748

Year ended February 28, 2009
Allowance for doubtful accounts	$6,386	$(1,905)	$-	$(2,880)	$7,361
Cash discount allowances	275	3,649	-	3,725	199
Accrued sales incentives	10,768	23,877	(4,083)	22,645	7,917
Reserve for warranties and product repair costs (b)	17,319	12,187	-	15,096	14,410
	$34,748	$37,808	$(4,083)	$38,586	$29,887

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

(b) Column C includes $1,255, $1,705, $325, $646 and $12,848 of liabilities acquired during the Thomson Accessory, Oehlbach, Technuity and Thomson Audio/Video acquisitions, respectively (see Note 3 of the Consolidated Financial Statements).

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

10.6
Distribution Agreement between Audiovox Electronics Corporation and Sirius XM Radio Inc. dated as of January 8, 2009 (incorporated by reference to the Company’s Form 8-K filed via EDGAR on January 15, 2009).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Grant Thornton LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2008 and 2007 and for the Years Ended November 30, 2008, 2007 and 2006 (filed herewith).

99.2	Consent of McGladrey & Pullen, LLP (filed herewith).

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

May 14, 2009
By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2009
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 14, 2009
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 14, 2009
/s/ Philip Christopher Philip Christopher	Director	May 14, 2009
/s/ Paul C. Kreuch, Jr. Paul C. Kreuch, Jr.	Director	May 14, 2009
/s/ Dennis McManus Dennis McManus	Director	May 14, 2009
/s/ Peter A. Lesser Peter A. Lesser	Director	May 14, 2009