Form 10-Q
period 2009-05-31
AUDIOVOX CORP
filed 2009-07-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                                No       X

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 10, 2009
Class A Common Stock	20,604,460 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	May 31,	February 28,
	2009	2009
Assets	unaudited

Current assets:
Cash and cash equivalents	$62,327	$69,504
Accounts receivable, net	108,096	104,896
Inventory	118,751	125,301
Receivables from vendors	23,801	12,195
Prepaid expenses and other current assets	16,412	17,973
Deferred income taxes	397	354
Total current assets	329,784	330,223

Investment securities	8,426	7,744
Equity investments	13,513	13,118
Property, plant and equipment, net	20,198	19,903
Intangible assets	87,908	88,524
Deferred income taxes	254	221
Other assets	1,832	1,563
Total assets	$461,915	$461,296

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$40,200	$41,796
Accrued expenses and other current liabilities	26,800	32,575
Income taxes payable	2,657	2,665
Accrued sales incentives	11,612	7,917
Deferred income taxes	1,459	1,459
Bank obligations	2,233	1,467
Current portion of long-term debt	1,409	1,264
Total current liabilities	86,370	89,143

Long-term debt	5,980	5,896
Capital lease obligation	5,511	5,531
Deferred compensation	3,113	2,559
Other tax liabilities	2,572	2,572
Deferred tax liabilities	5,042	4,657
Other long term liabilities (see Note 3 of annual report)	9,665	10,436
Total liabilities	118,253	120,794

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	$-	$-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,424,212 shares issued and 20,604,460 shares outstanding at May 31, 2009 and February 28, 2009	224	224
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	274,464	274,464
Retained earnings	91,986	91,513
Accumulated other comprehensive loss	(4,638)	(7,325)
Treasury stock, at cost, 1,819,772 shares of Class A common stock at May 31, 2009 and February 28, 2009	(18,396)	(18,396)
Total stockholders' equity	343,662	340,502
Total liabilities and stockholders' equity	$461,915	$461,296

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three months ended May 31, 2009 and 2008
(In thousands, except share and per share data)
(unaudited)

	2009	2008

Net sales	$119,806	$144,583
Cost of sales	96,882	122,068
Gross profit	22,924	22,515

Operating expenses:
Selling	6,959	9,951
General and administrative	13,661	17,649
Engineering and technical support	2,072	2,804
Total operating expenses	22,692	30,404

Operating income (loss)	232	(7,889)

Other income (expense):
Interest and bank charges	(319)	(476)
Equity in income of equity investees	395	900
Other, net	448	296
Total other income	524	720

Income (loss) before income taxes	756	(7,169)
Income tax expense (benefit)	283	(1,946)
Net income (loss)	$473	$(5,223)

Net income (loss) per common share (basic)	$0.02	$(0.23)

Net income (loss) per common share (diluted)	$0.02	$(0.23)

Weighted-average common shares outstanding (basic)	22,865,394	22,854,614
Weighted-average common shares outstanding (diluted)	22,865,394	22,854,614

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Three months ended May 31, 2009 and 2008
 (In thousands)
(unaudited)

	2009	2008

Cash flows from operating activities:
Net income (loss)	$473	$(5,223)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,872	1,870
Bad debt expense	(287)	54
Equity in income of equity investees	(395)	(900)
Deferred income tax benefit	-	(62)
Non-cash compensation adjustment	111	183
Loss on sale of property, plant and equipment	(10)	(6)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(313)	11,243
Inventory	8,401	9,539
Receivables from vendors	(11,420)	7,518
Prepaid expenses and other	1,743	653
Investment securities-trading	(568)	(413)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(6,157)	3,165
Income taxes payable	3	(1,913)
Net cash (used in) provided by operating activities	(6,547)	25,708

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,579)	(1,868)
Proceeds from sale of property, plant and equipment	-	53
Proceeds from distribution from an equity investee	-	331
Reimbursement of patents	237	-
Issuance of short and long term note	255	-
Purchase adjustment of acquired businesses	-	(249)
Net cash used in investing activities	(1,087)	(1,733)

Cash flows from financing activities:
Borrowings from bank obligations	563	6,277
Repayments on bank obligations	(671)	298
Principal payments on capital lease obligation	(18)	(17)
Net cash (used in) provided by financing activities	(126)	6,558
Effect of exchange rate changes on cash	583	96
Net (decrease) increase in cash and cash equivalents	(7,177)	30,629
Cash and cash equivalents at beginning of period	69,504	39,341
Cash and cash equivalents at end of period	$62,327	$69,970

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2009
(Dollars in thousands, except share and per share data)
(unaudited)

(1)           Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Audiovox Corporation and subsidiaries (“Audiovox” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2009.

We have determined that we operate in one reportable segment, the Electronics Group, based on review of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

(2)           Accounting for Stock-Based Compensation

The Company has various stock based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2009.

No stock-based awards vested or were granted during the periods presented, accordingly, no stock-based compensation expense has been recorded for the three months ended May 31, 2009 and 2008. At May 31, 2009 and February 28, 2009, the Company had no unrecognized compensation cost as all stock options and warrants were fully vested.

Information regarding the Company's stock options and warrants are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of Shares	Price	Life

Outstanding and exercisable at February 28, 2009	1,456,834	$12.82
Granted	-	-
Exercised	-	-
Forfeited/expired	(12,500)	14.18
Outstanding and exercisable at May 31, 2009	1,444,334	$12.81	0.69

(3)           Net Income (Loss) Per Common Share

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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended May 31,
	2009	2008

Weighted-average common shares outstanding (basic)	22,865,394	22,854,614
Effect of dilutive securities:
Stock options and warrants	-	-
Weighted-average common shares and potential common shares outstanding (diluted)	22,865,394	22,854,614

Stock options and warrants totaling 1,445,013 and 1,555,786 for the three months ended May 31, 2009 and 2008, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2009

(4)           Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, as amended by FSP No. 157-2, on March 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

▪	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
▪
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

▪	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis at May 31, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	Balance at	Assets and	Observable	Unobservable
	May 31,	Liabilities	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$62,327	$62,327	$-	$-
Long-term investment securities:	-	-	-	-
Deferred compensation assets and other	3,373	3,373	-	-
Auction rate security	3,508	-	-	3,508
Other long-term investments	1,545	-	1,545	-
Total long-term investment securities	8,426	3,373	1,545	3,508
Total assets measured at fair value	$70,753	$65,700	$1,545	$3,508

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2009

As of May 31, 2009, the Company’s long-term investment securities consisted of marketable securities, an auction rate security and other long-term investments. The Company’s long-term investment securities are classified between trading and available-for-sale, and accordingly, unrealized gains and losses on long-term investment securities classified as available-for-sale are reflected as a component of accumulated other comprehensive income in stockholders’ equity, net of tax. Unrealized holding gains and losses on trading securities are included in earnings.

As of May 31, 2009, the Company had $4,550 (at par value) of an auction rate security included within its portfolio of long-term investment securities, which is collateralized by student loan portfolios, guaranteed by the United States government. This auction rate security is classified as an available-for-sale long-term investment. As of May 31, 2009, the Company recorded approximately $1,042 of unrealized losses on this auction rate note.

Due to economic pressures in the U.S. credit markets during fiscal 2010, the Company considered various valuation techniques for its auction rate security. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Accordingly, these securities continue to be classified as Level 3 within SFAS No. 157’s hierarchy.

The carrying amount of the Company's bank obligations, long-term debt and deferred compensation (which is directly associated with the trading securities in connection with the Company's deferred compensation plan) approximates fair value (which was determined using level 1 inputs for deferred compensation and level 2 inputs for bank obligations and long-term debt) because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; (iii) the stated or implicit interest rate approximates the current market rates or are not materially different than market rates and (iv) these liabilities being based on quoted prices in active markets.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(5)           Other Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended May 31,
	2009	2008

Net income (loss)	$473	$(5,223)

Other comprehensive income:
Foreign currency translation adjustments	2,644	199
Unrealized holding gain (loss) on available-for-sale investment securities arising during the period, net of tax	43	(1,632)
Other comprehensive income (loss), net of tax	2,687	(1,433)

Total comprehensive income (loss)	$3,160	$(6,656)

The change in the net unrealized holding loss on available-for-sale investment securities arising during May 31, 2008 is net of tax benefits of $1,043. The Company did not record tax expenses during the three months ended May 31, 2009 as a result of the loss position for related securities.

(6)           Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended May 31,
	2009	2008
Cash paid during the period:
Interest (excluding bank charges)	$293	$417
Income taxes (net of refunds)	$158	$244

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2009

(7)           Business Acquisitions

Our objective is to continue to grow our business by acquiring new brands, embracing new technologies, expanding product development and applying this to a continued stream of new products that should increase gross margins and improve operating income.  In addition, it is our intention to continue to acquire synergistic companies that would allow us to leverage our overhead, penetrate new markets and expand existing product categories through our business channels.

Since January 2007, we have acquired and fully integrated the following acquisitions:

Business Acquisitions
Date	Business	Purchase Price
January 2007	Thomson Americas accessory business	$64,716
March 2007	Oehlbach Kabel GmbH	8,134
August 2007	Incaar Limited	801
November 2007	Technuity, Inc.	21,187
December 2007	Thomson Audio/Video	15,571

All of the purchase price allocations for these acquisitions were finalized during Fiscal 2009. The details related to these allocations are outlined in Note 3 of the Company’s annual report dated February 28, 2009.

(8)           Intangible Assets

At May 31, 2009, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$73,915	$-	$73,915
Customer relationships subject to amortization (5-20 years)	13,079	1,530	11,549
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	319	861
Patents subject to amortization (5-10 years)	1,108	592	516
License subject to amortization (5 years)	1,400	443	957
Contract subject to amortization (5 years)	1,104	994	110
Total	$91,786	$3,878	$87,908

At February 28, 2009, intangible assets consisted of the following:

	Gross
	Carrying				Total
	Value		Gross		Net
	Pre-		Carrying	Accumulated	Book
	impairment	Impairment	Value	Amortization	Value

Trademarks/Tradenames/Licenses not subject to amortization	$83,872	$9,957	$73,915	$-	$73,915
Customer relationships subject to amortization (5-20 years)	13,079	-	13,079	1,357	11,722
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	-	1,180	269	911
Patents subject to amortization (5-10 years)	1,345	-	1,345	562	783
License subject to amortization (5 years)	1,400	-	1,400	373	1,027
Contract subject to amortization (5 years)	1,104	-	1,104	938	166
Total	$101,980	$9,957	$92,023	$3,499	$88,524

The Company recorded amortization expense of $378 and $457 for the three months ended May 31, 2009 and 2008, respectively. The estimated aggregate amortization expense for the cumulative five years ending May 31, 2014 amounts to $6,640.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2009

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three months ended May 31, 2009, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(9)           Equity Investments

As of May 31, 2009 and February 28, 2009, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31,	February 28,
	2009	2009

Current assets	$25,762	$25,268
Non-current assets	4,838	4,745
Current liabilities	3,575	3,778
Members' equity	27,025	26,235

	Three Months Ended May 31,
	2009	2008

Net sales	$11,246	$18,835
Gross profit	2,783	5,279
Operating income	782	1,611
Net income	790	1,801

The Company's share of income from ASA for the three months ended May 31, 2009 and 2008 was $395 and $900, respectively.  In addition, the Company received distributions from ASA totaling $331 during the three months ended May 31, 2008, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheet.

(10)           Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for fiscal 2010 is estimated to be 26.8% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended May 31, 2009 the Company had an effective tax rate of 37.5% and recorded a provision for income taxes of $283, which consisted mainly of state, local and foreign taxes and a deferred tax expense related to the tax effect of the difference between the book and tax bases of certain intangible assets not expected to reverse in the foreseeable future, offset by a discrete tax benefit related mainly to the quarterly FIN No. 48 adjustment. For the three months ended May 31, 2008, the Company recorded a benefit for income taxes of $1,946 related to U.S., state and local and foreign taxes.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2009

(11)           Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

	Three Months Ended May 31,
	2009	2008

Opening balance	$7,917	$10,768
Accruals	6,611	5,816
Payments and credits	(2,180)	(4,315)
Reversals for unearned sales incentive	(574)	(45)
Reversals for unclaimed sales incentives	(162)	(788)
Ending balance	$11,612	$11,436

(12)           Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended May 31,
	2009	2008

Opening balance	$14,410	$17,002
Liabilities accrued for warranties issued during the period	2,183	2,552
Warranty claims paid during the period (includes the acquired warranty liabilities)	(3,683)	(8,636)
Ending balance	$12,910	$10,918

(13)           Financing Arrangements

The Company has the following financing arrangements:

	May 31,	February 28,
	2009	2009
Bank Obligations
Domestic bank obligations (a)	$-	$-
Euro asset-based lending obligation (b)	2,233	1,467
Total bank obligations	$2,233	$1,467

Debt
Euro term loan agreements (c)	$5,682	$5,735
Oehlbach (d)	161	145
Other (e)	1,546	1,280
Total debt	7,389	7,160
Less current portion	1,409	1,264
Long-term debt	$5,980	$5,896

(a)           Domestic Bank Obligations

At May 31, 2009, the Company has a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line expired on June 30, 2009 and allows aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line has subsequently been renewed until July 31, 2009.  As of May 31, 2009 and February 28, 2009, no direct amounts were outstanding under this agreement.   At May 31, 2009, the Company had $2,393 in standby letters of credit outstanding, which reduces the amount available under the secured credit line.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2009

(b)           Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 31, 2010. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"), as such transfers met the criteria in SFAS No. 140. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non-factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 1.4%, and the Company pays 0.16% of its gross sales as a fee for the accounts receivable factoring arrangement. As of May 31, 2009, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

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

(d)           Oehlbach

In connection with the Oehlbach acquisition, the Company acquired short and long term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from May 2009 to March 2011.

(e)           Other Debt

This amount represents a call/put option owed to certain employees of Audiovox Germany.

(14)           Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended May 31,
	2009	2008

Interest income	$164	$453
Rental income	134	184
Miscellaneous	150	(341)
Total Other, net	$448	$296

(15)           Contingencies and Derivative Settlement

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
May 31, 2009

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

During the fourth quarter of Fiscal 2009, the Company became aware that certain personal consumer credit card information had been accessed by an intrusion by an unauthorized source. The Company has notified the various state and federal authorities in which the consumers reside and is offering a plan of credit monitoring and protection for the affected individuals. The Company is partially covered by insurance but anticipates amounts will be necessary to cover the cost of this issue. The Company recorded certain costs associated with this issue as of February 28, 2009, based on information available at the time. There were no additional costs recorded during the three months ended May 31, 2009.

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

(16)           New Accounting Pronouncements

On December 4, 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement No. 141(R)”) and Statement No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). All of the Company’s recent acquisitions fall under the scope of Statement No. 141. Statement No. 141(R) and Statement No. 160 are effective for the Company as of March 1, 2009, as such we will evaluate the impact as they relate to any future acquisitions.

In November 2008, the FASB’s Emerging Issues Task Force published Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-06”). This issue addresses the impact that FAS 141(R) and FAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated.  EITF 08-06 is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008, or fiscal 2010 for the Company. The standard will have an impact on the Company for new acquisitions and investments in non-controlling interests made after March 1, 2009 and for its existing investment as it relates to future impairment charges recorded by or changes in classification of the investee. The adoption of EITF 08-06 did not have an impact on the Company’s financial position, results of operations, or cash flows for the three months ended May 31, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-b and APB28-a. FSP FAS 107-a amends SFAS 107, Disclosures About Fair Value of Financial Instruments, and FSP APB 28-a amends APBO 28, Interim Financial Reporting, to require fair value disclosures for interim financial statements. This FSP will be effective for interim periods ending after June 15, 2009. However, the Company early adopted FSP FAS 107-a and APB 28-a on March 1, 2009. Since this FSP only requires enhanced disclosures, this standard did not effect the Company’s financial information or operating performance.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2009

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased in Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted FSP 157-4 on March 1, 2009, which did not have a significant impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income.  The Company adopted FSP 115-2/124-2 as of March 1, 2009, which did not have a significant impact on the Company’s financial position or results of operations.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2009 compared to the three months ended May 31, 2008. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”. We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except share and per share data.

Business Overview

Audiovox Corporation (“Audiovox", “We", "Our", "Us" or “Company") is a leading international distributor in the accessory, mobile and consumer electronics industries. We conduct our business through nine wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Entretenimiento Digital Mexico, S. de C.V. (“Audiovox Mexico”) and Code Systems, Inc. We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

The Company is organized by product category as follows:

Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead, headrest and portable mobile video systems,
▪	autosound products including radios, speakers, amplifiers and CD changers,
▪	satellite radios including plug and play models and direct connect models,
▪	automotive security and remote start systems,
▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	home and portable stereos,
▪	two-way radios,
▪	digital multi-media products such as personal video recorders and MP3 products,
▪	camcorders,
▪	clock-radios,
▪	digital voice recorders,
▪	home speaker systems,
▪	portable DVD players, and
▪	digital picture frames.

Accessories products include:

▪	High-Definition Television (“HDTV”) antennas,
▪	Wireless Fidelity (“WiFi”) antennas,
▪	High-Definition Multimedia Interface (“HDMI”) accessories,
▪	home electronic accessories such as cabling,
▪	other connectivity products,
▪	power cords,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	iPod specialized products,
▪	wireless headphones,
▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,
▪	power supply systems, and
▪	electronic equipment cleaning products.

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

Our objective is to continue to grow our business by acquiring new brands, embracing new technologies, expanding product development and applying this to a continued stream of new products that should increase gross margins and improve operating income.  In addition, it is our intention to continue to acquire synergistic companies that would allow us to leverage our overhead, penetrate new markets and expand existing product categories through our business channels.

Since 2007 we have acquired and fully integrated several acquisitions including Thomson America’s consumer electronics accessory business, Oehlbach accessories business, Incaar Limited, Technuity and Thomson audio visual in Canada, Mexico, China, Hong Kong and the United States. All of the purchase price allocations were finalized by the end of Fiscal 2009, details of which are included in our annual report for February 28, 2009.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves, goodwill and other intangible assets; warranties, stock-based compensation, income taxes and the fair value measurements of financial assets and liabilities. A summary of the Company's significant accounting policies is identified in Note 1 of the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended February 28, 2009.   Since February 28, 2009, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with FAS No. 142. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended May 31, 2009. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three months ended May 31, 2009 and 2008.  We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

Three months ended May 31, 2009 compared to the three months ended May 31, 2008

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2009 and 2008.

Net Sales

	Three Months Ended May 31,
	2009	2008	$ Change	% Change

Electronics	$78,998	$113,719	$(34,721)	(30.5	) %
Accessories	40,808	30,864	9,944	32.2
Total net sales	$119,806	$144,583	$(24,777)	(17.1	) %

Electronics sales, which represented 65.9% of our net sales for the three months ended May 31, 2009 compared to 78.7% in the prior year period, decreased $34,721 or 30.5% primarily due to the decrease in sales generated from consumer electronic products as a result of our exit from product categories including large flat screen TV’s, portable navigation and GMRS. Also impacting revenue of the Electronics Group was a decline in sales of our mobile category primarily related to the turmoil in the automotive industry. This turmoil was a result of bankruptcies, the weak economy and lack of credit available to consumers. We also experienced a decline in our digital product sales as a result of cautious buying by our customers. Additional declines were realized from the sale of a portion of our American Radio business and the bankruptcy of Circuit City. Offsetting these declines were increases in our satellite radio category as a result of the Sirius XM contract. Our international group also experienced declines as a result of the global economic issues partially offset by a sales increase in our Venezuelan operation.

Accessories sales, which represented 34.1% of our net sales for the three months ended May 31, 2009 compared to 21.3% in the prior year period, increased $9,944 or 32.2% primarily due to the addition of new customers, new products and the increase in sales from the changeover from analog to digital TV signal transmissions.

Sales incentive expense increased $866 to $5,849 for the three months ended May 31, 2009 compared to the prior year period as a result of an increase in sales to those accounts that require sales incentive support, principally in the Accessories Group.  The increase in sales incentive expense was partially impacted by a $97 decrease in reversals.  The decrease in sales incentive reversals was primarily due to a decrease of $626 in unclaimed sales incentives, partially offset by an increase of $529 in unearned sales incentives. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Three Months Ended May 31,
	2009	2008

Gross profit	$22,924	$22,515
Gross margins	19.1%	15.6%

Gross margins increased by 350 basis points from 15.6% to 19.1%.  Gross margins were favorably impacted by increased margins in the consumer group as a result of a change in product mix with a shift towards the RCA product brands. Gross margins were further impacted by increased margins in the accessory group as a result of new products and new customers being added. Offsetting these increases were declines in our mobile group margin due to the state of the automotive industry and  increased sales in our satellite category, which have lower margins. Margins for the Company were positively impacted by a decline in overhead resulting from our cost containment efforts related to the handling of our product instituted in the second half of Fiscal 2009, and a decline in inventory write downs from Fiscal 2009. During its first fiscal quarter in 2009, the Company wrote down its portable navigation category.

Operating Expenses and Operating Loss

	Three Months Ended May 31,
	2009	2008	$ Change	% Change

Operating expenses:
Selling	$6,959	$9,951	$(2,992)	(30.1	) %
General and administrative	13,661	17,649	(3,988)	(22.6)
Engineering and technical support	2,072	2,804	(732)	(26.1)
Total operating expenses	$22,692	$30,404	$(7,712)	(25.4	) %

Operating income (loss)	$232	$(7,889)	$8,121	(102.9	) %

Operating expenses decreased $7,712 or 25.4% for the three months ended May 31, 2009, as compared to the prior year.  As a percentage of net sales, operating expenses decreased to 18.9% for the three months ended May 31, 2009, from 21.0% in the prior year period.  The decrease in total operating expenses was primarily due to the overhead reduction program and cost containment efforts the Company instituted in the second half of fiscal 2009. These programs addressed cost containment in all areas of the Company. Overall employee headcount was reduced by 20% year over year. Additional savings were realized in the majority of the Company’s expense categories including advertising, occupancy, employee benefits, travel and entertainment and insurance partially offset by increases in professional fees. The Company continues to review and analyze its overhead in relationship to its revenue. If necessary, further revisions to our overhead structure will be implemented.

Selling expenses decreased $2,992 or 30.1% primarily due to savings associated with the overhead reduction and cost containment program. These savings include:

▪	Sales salaries and benefits of $1,100 as a result of headcount reductions and temporary base salary reductions,

▪	Commissions of $750 due to the decrease in net sales,

▪	Advertising expenses of $720 as a result of a decline in general advertising, public relations fees and agency consulting,

▪	Travel and entertainment of $330 as a result of headcount reductions and traveling constraints,

▪	Trade show expenses declined $100 due to less trade shows attended.

General and administrative expenses decreased $3,988 or 22.6% over the prior year due to the following:

▪	Office salaries, taxes and temporary personnel decreased $2,000 as a result of headcount declines, mandated salary reductions and a reduction in temporary personnel,

▪	Benefits declined $390 due to a reduction in insurance costs and elimination of 401k and deferred compensation employer matches,

▪	Occupancy and office expenses declined $540 due to cost containment efforts and closing of facilities,

▪	Bad debt declined $350 as a result of recoveries during the first quarter,

▪	Executive salaries decreased $140 as a result of temporary mandated salary reductions.

Engineering and technical support expenses decreased $732 or 26.1% as a result of a reduction in salaries and travel and entertainment due to the headcount reduction program, the sale of a portion of our American Radio operation and traveling constraints.

Other Income (Expense)

	Three Months Ended May 31,
	2009	2008	$ Change	% Change

Interest and bank charges	$(319)	$(476)	$157	(33.0	) %
Equity in income of equity investees	395	900	(505)	(56.1)
Other, net	448	296	152	51.4
Total other income	$524	$720	$(196)	(27.2	) %

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany and interest for a capital lease. The decrease in interest and bank charges is primarily due to a reduction in the average monthly outstanding bank obligations of Audiovox Germany during the period.

Other income increased due to a favorable settlement of an international human resource issue and a decline in restructuring charges incurred overseas in Fiscal 2008.

Income Tax Benefit/Provision

The effective tax rate for the three months ended May 31, 2009 was a tax expense of 37.5% compared to a benefit of 27.1% in the prior period.  The effective tax rate is higher than the statutory rate primarily due to the tax effect of differences between the book and tax bases of certain intangible assets not expected to reverse in the foreseeable future.

Net Income (Loss)

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating loss from continuing operations to reported net income (loss) and basic and diluted net income (loss) per common share.

	Three Months Ended May 31,
	2009	2008

Operating income (loss)	$232	$(7,889)
Other income, net	524	720
Income (loss) before income taxes	756	(7,169)
Income tax expense (benefit)	283	(1,946)
Net income (loss)	$473	$(5,223)

Net income (loss) per common share:
Basic	$0.02	$(0.23)
Diluted	$0.02	$(0.23)

Net income for the three months ended May 31, 2009 was $473 compared to a net loss of ($5,223) in the prior year.  Net income per share for the three months ended May 31, 2009 was $0.02 (diluted) as compared to a net loss per share of ($0.23) (diluted) for the prior year period.  Net income was impacted by sales incentive reversals of $736 ($449 after taxes) and $833 ($509 after taxes) for the three months ended May 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2009, we had working capital of $243,414 which includes cash and short-term investments of $62,327, compared with working capital of $241,080 at February 28, 2009, which included cash and short-term investments of $69,504. The decrease in cash is primarily due to an increase in accounts and vendor receivables and a decrease in accounts payable and accrued expenses. These decreases were partially offset by a decline in inventory balances. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities used cash of $6,547 for the three months ended May 31, 2009 principally due to increased vendor receivables which were paid in the second quarter.

▪	The Company experienced decreased accounts receivable turnover of 4.4 during the three months ended May 31, 2009 compared to 5.5 during the three months ended May 31, 2008.

▪	Inventory turnover improved to 4.2 during the three months ended May 31, 2009 compared to 3.7 during the three months ended May 31, 2008.

Investing activities used cash of $1,087 and $1,733 during the three months ended May 31, 2009 and 2008, respectively, primarily due to capital expenditures.

Financing activities used cash of $126 during the three months ended May 31, 2009, primarily from repayment of bank obligations offset by borrowings from the Euro term loan.

At May 31, 2009, the Company has a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line expired on June 30, 2009 and allows aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line has subsequently been renewed until July 31, 2009.  As of May 31, 2009 and February 28, 2009, no direct amounts were outstanding under this agreement.   At May 31, 2009, the Company had $2,393 in standby letters of credit outstanding, which reduces the amount available under the secured credit line.

As of May 31, 2009, the Company had $4,550 (at par value) of an auction rate security included within its portfolio of long-term investment securities, which is collateralized by student loan portfolios, guaranteed by the United States government. This auction rate security is classified as an available-for-sale long-term investment. As of May 31, 2009, the Company recorded approximately $1,042 of unrealized losses on this auction rate note.

Due to economic pressures in the U.S. credit markets during fiscal 2010, the Company considered various valuation techniques for its auction rate security. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Accordingly, these securities continue to be classified as Level 3 within SFAS No. 157’s hierarchy.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2009, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$10,798	$521	$1,069	$1,147	$8,061
Operating leases (2)	31,255	4,483	6,697	4,248	15,827
Total contractual cash obligations	$42,053	$5,004	$7,766	$5,395	$23,888

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$2,233	$2,233	$-	$-	$-
Stand-by letters of credit (4)	2,393	2,393	-	-	-
Debt (5)	7,389	1,409	4,571	1,409	-
Contingent earn-out payments (6)	10,421	1,382	5,721	2,630	688
Unconditional purchase obligations (7)	85,733	85,733	-	-	-
Total commercial commitments	$108,169	$93,150	$10,292	$4,039	$688

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $77 and $5,511, respectively at May 31, 2009.

2. We enter into operating leases in the normal course of business.

3. Represents amounts outstanding under the Audiovox Germany Euro asset-based lending facility at May 31, 2009.

4. We issue standby letters of credit to secure certain bank obligations and insurance requirements.

5. Represents amounts outstanding under a loan agreement for Audiovox Germany.  This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.

6. Represents contingent payments in connection with the Thomson Accessory, Oehlbach and Thomson Audio/Video acquisitions (see Note 3 of the Company’s annual report).

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

Subsequent Events

None to report.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  The sublease lease agreement has been renewed and requires for a term of three years payments of $50 until November 1, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending May 31, 2014 are $6,208.

New Accounting Pronouncements

As necessary, the FASB issues new financial accounting standards, staff positions and emerging task force consensus. See Note 16 of Notes to Consolidated Financial Statements.

ITEM 3                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our market risk sensitive instruments since February 28, 2009.

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1                       LEGAL PROCEEDINGS

See Note 15 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 15 of the Form 10-K for the fiscal year ended February 28, 2009 for information regarding legal proceedings.

ITEM 1A.                    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2009.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended May 31, 2009.

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

July 10, 2009

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer