Form 10-Q
period 2009-08-31
AUDIOVOX CORP
filed 2009-10-13
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                                No       X

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 9, 2009
Class A Common Stock	20,619,460 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 31,	February 28,
	2009	2009
Assets	unaudited

Current assets:
Cash and cash equivalents	$70,486	$69,504
Accounts receivable, net	101,819	104,896
Inventory	121,318	125,301
Receivables from vendors	6,992	12,195
Prepaid expenses and other current assets	17,152	17,973
Deferred income taxes	401	354
Total current assets	318,168	330,223

Investment securities	16,068	7,744
Equity investments	10,768	13,118
Property, plant and equipment, net	19,785	19,903
Intangible assets	87,419	88,524
Deferred income taxes	252	221
Other assets	1,885	1,563
Total assets	$454,345	$461,296

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$34,153	$41,796
Accrued expenses and other current liabilities	28,816	32,575
Income taxes payable	2,786	2,665
Accrued sales incentives	9,455	7,917
Deferred income taxes	1,459	1,459
Bank obligations	1,833	1,467
Current portion of long-term debt	1,428	1,264
Total current liabilities	79,930	89,143

Long-term debt	6,118	5,896
Capital lease obligation	5,491	5,531
Deferred compensation	3,435	2,559
Other tax liabilities	1,188	2,572
Deferred tax liabilities	3,863	4,657
Other long term liabilities	8,004	10,436
Total liabilities	108,029	120,794

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,439,212 and 22,424,212 shares issued and 20,619,460 and 20,604,460 shares outstanding at August 31, 2009 and February 28, 2009	224	224
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	274,537	274,464
Retained earnings	94,759	91,513
Accumulated other comprehensive loss	(4,830)	(7,325)
Treasury stock, at cost, 1,819,752 shares of Class A common stock at August 31, 2009 and February 28, 2009	(18,396)	(18,396)
Total stockholders' equity	346,316	340,502
Total liabilities and stockholders' equity	$454,345	$461,296

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008

Net sales	$124,890	$147,208	$244,697	$291,791
Cost of sales	101,292	122,148	198,174	244,216
Gross profit	23,598	25,060	46,523	47,575

Operating expenses:
Selling	6,203	8,276	13,162	18,227
General and administrative	14,372	17,856	28,033	35,505
Engineering and technical support	2,205	2,979	4,277	5,783
Total operating expenses	22,780	29,111	45,472	59,515

Operating income (loss)	818	(4,051)	1,051	(11,940)

Other income (expense):
Interest and bank charges	(384)	(510)	(703)	(986)
Equity in income of equity investees	355	509	750	1,410
Other, net	408	89	855	385
Total other income, net	379	88	902	809

Income (loss) before income taxes	1,197	(3,963)	1,953	(11,131)
Income tax benefit	(1,578)	(1,652)	(1,295)	(3,597)

Net income (loss)	$2,775	$(2,311)	$3,248	$(7,534)

Net income (loss) per common share (basic)	$0.12	$(0.10)	$0.14	$(0.33)

Net income (loss) per common share (diluted)	$0.12	$(0.10)	$0.14	$(0.33)

Weighted-average common shares outstanding (basic)	22,872,191	22,857,114	22,868,792	22,855,864
Weighted-average common shares outstanding (diluted)	22,933,728	22,857,114	22,899,561	22,855,864

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended August 31, 2009 and 2008
 (In thousands)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,248	$(7,534)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	3,658	3,663
Bad debt (recovery) expense	(279)	243
Equity in income of equity investees	(650)	(1,410)
Deferred income tax benefit	(1,228)	(124)
Non-cash compensation adjustment	171	310
Loss on sale of property, plant and equipment	(14)	(2)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	5,963	8,817
Inventory	5,930	(11,228)
Receivables from vendors	5,321	9,282
Prepaid expenses and other	865	1,045
Investment securities-trading	(892)	(50)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(13,665)	11,169
Income taxes payable	(1,230)	(7,135)
Net cash provided by operating activities	7,198	7,046

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,565)	(3,056)
Proceeds from sale of property, plant and equipment	-	54
Purchase of long term bond	(7,446)	-
Proceeds from distribution from an equity investee	3,000	825
Reimbursement of patents	353	-
Repayment of short and long term note	359	-
Purchase of patents	-	(650)
Purchase of acquired business	(13)	(463)
Net cash used in investing activities	(6,312)	(3,290)

Cash flows from financing activities:
Proceeds from bank borrowings	169	6,060
Principal payments on capital lease obligation	(37)	(34)
Repayment of bank obligations	(692)	-
Proceeds from exercise of stock options	72	46
Net cash (used in) provided by financing activities	(488)	6,072
Effect of exchange rate changes on cash	584	(53)
Net increase in cash and cash equivalents	982	9,775
Cash and cash equivalents at beginning of period	69,504	39,341
Cash and cash equivalents at end of period	$70,486	$49,116

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
August 31, 2009
(Dollars in thousands, except share and per share data)

(1)           Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Audiovox Corporation and subsidiaries (“Audiovox” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2009.

We have determined that we operate in one reportable segment, the Electronics Group, based on review of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

(2)           Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2009.

The Company granted 20,000 options during the three months ended August 31, 2009, which vest one-half on August 31. 2009 and one-half on November 30, 2009, expire two years from date of vesting (August 31, 2011 and November 30, 2011, respectively), have an exercise price equal to the sales price of the Company’s stock on the day prior to the date of grant, have a contractual life of 2.2 years and a grant date fair value of $2.22 per share.

As of August 31, 2009, the Company had unrecognized compensation costs of approximately $22 related to non-vested options. The unrecognized compensation costs related to these options will be completely recognized by the fiscal year ending February 28, 2010. At February 28, 2009, the Company had no unrecognized compensation costs as all stock options were fully vested.

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three and six months ended August 31,
	2009	2008

Dividend yield	N/A	N/A
Weighted-average expected volatility	47.0%	-
Risk-free interest rate	3.50%	-
Expected life of options/warrants (in years)	2.15	-
Fair value of options/warrants granted	$2.22	$-

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2009
(Dollars in thousands, except share and per share data)

Information regarding the Company's stock options and warrants are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of Shares	Price	Life

Outstanding and exercisable at February 28, 2009	1,456,834	$12.82
Granted	20,000	7.48
Exercised	(15,000)	7.36
Forfeited/expired	(12,500)	14.18
Outstanding and exercisable at August 31, 2009	1,449,334	$12.82	0.45

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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
Weighted-average common shares outstanding	22,872,191	22,857,114	22,868,792	22,855,864
Effect of dilutive securities:
Stock options and warrants	61,537	-	30,769	-
Weighted-average common shares and potential common shares outstanding	22,933,728	22,857,114	22,899,561	22,855,864

Stock options and warrants totaling 1,238,062 and 1,548,177 for the three months ended August 31, 2009 and 2008, respectively, and 1,341,538 and 1,554,101 for the six months ended August 31, 2009 and 2008, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
August 31, 2009
(Dollars in thousands, except share and per share data)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis at August 31, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	Balance at	Assets and	Observable	Unobservable
	August 31,	Liabilities	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$70,486	$70,486	$-	$-
Long-term investment securities:
Deferred compensation assets and other	3,697	3,697	-	-
Held-to-maturity investment	7,446	7,446	-	-
Auction rate security	3,384	-	-	3,384
Other long-term investments	1,541	-	1,541	-
Total long-term investment securities	16,068	11,143	1,541	3,384
Total assets measured at fair value	$86,554	$81,629	$1,541	$3,384

As of August 31, 2009, the Company’s long-term investment securities consisted of marketable securities, an auction rate security, a dollar-denominated Venezuelan bond issued by the Venezuelan government which matures in 2015, and other long-term investments. The Company’s long-term investment securities are classified between trading, available-for-sale and held-to-maturity and accordingly, unrealized gains and losses on long-term investment securities classified as available-for-sale and held-to-maturity are reflected as a component of accumulated other comprehensive income in stockholders’ equity, net of tax. Unrealized holding gains and losses on trading securities are included in earnings.

As of August 31, 2009, the Company had $4,550 (at par value) of an auction rate security included within its portfolio of long-term investment securities, which is collateralized by student loan portfolios, guaranteed by the United States government. This auction rate security is classified as an available-for-sale long-term investment. As of August 31, 2009, the Company recorded approximately $1,166 of unrealized losses on this auction rate note.

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
August 31, 2009
(Dollars in thousands, except share and per share data)

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(5)           Other Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008

Net income (loss)	$2,775	$(2,311)	$3,248	$(7,534)

Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	(495)	441	(296)
Unrealized holding loss on available-for-sale investment securities arising during the period, net of tax	(124)	(492)	(81)	(2,124)
Other comprehensive (loss) income, net of tax	(135)	(987)	360	(2,420)

Total comprehensive income (loss)	$2,640	$(3,298)	$3,608	$(9,954)

The changes in the net unrealized holding loss on available-for-sale investment securities arising during the periods presented above are net of tax benefits of $315 and $1,358 for the three and six months ended August 31, 2008, respectively. The Company did not record any tax benefits for the three and six months ended August 31, 2009 as a result of the valuation allowance recorded at February 28, 2009.

 (6)           Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended
	August 31,
	2009	2008
Cash paid during the period:
Interest (excluding bank charges)	$564	$847
Income taxes (net of refunds)	$1,212	$2,205

(7)           Intangible Assets

At August 31, 2009, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$73,915	$0	$73,915
Customer relationships subject to amortization (5-20 years)	13,080	1,702	11,378
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	369	811
Patents subject to amortization (5-10 years)	992	619	373
License subject to amortization (5 years)	1,400	513	887
Contract subject to amortization (5 years)	1,104	1,049	55
Total	$91,671	$4,252	$87,419

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2009
(Dollars in thousands, except share and per share data)

At February 28, 2009, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames/Licenses not subject to amortization	$73,915	$0	$73,915
Customer relationships subject to amortization (5-20 years)	13,079	1,357	11,722
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	269	911
Patents subject to amortization (5-10 years)	1,345	562	783
License subject to amortization (5 years)	1,400	373	1,027
Contract subject to amortization (5 years)	1,104	938	166
Total	$92,023	$3,499	$88,524

Trademarks, tradenames and licenses not subject to amortization are net of an impairment charge of $9,957 recorded during Fiscal 2009. The Company recorded amortization expense of $374 and $440 for the three months ended August 31, 2009 and 2008, respectively and $753 and $897 for the six months ended August 31, 2009 and 2008, respectively. Annual amortization expense for each of the five years in the period ending August 31, 2014 is estimated to be as follows: $1,553, $1,385, $1,360, $1,068 and $1,022, respectively.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and six months ended August 31, 2009, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(8)           Equity Investments

As of August 31, 2009 and February 28, 2009, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31,	February 28,
	2009	2009

Current assets	$21,092	$25,268
Non-current assets	4,763	4,745
Current liabilities	4,320	3,778
Members' equity	21,535	26,235

	Six Months Ended August 31,
	2009	2008

Net sales	$23,523	$32,342
Gross profit	5,916	9,173
Operating income	1,382	2,436
Net income	1,500	2,819

The Company's share of income from ASA for the six months ended August 31, 2009 and 2008 was $750 and $1,410, respectively.  In addition, the Company received distributions from ASA totaling $3,100 and $825 during the six months ended August 31, 2009 and 2008 respectively, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheet.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2009
(Dollars in thousands, except share and per share data)
(9)           Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for fiscal 2010 excluding discrete items is estimated to be 22.5% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended August 31, 2009, the Company recorded a benefit for income taxes of $1,578 which consisted of tax benefits related to discrete items including recently enacted state tax legislation impacting the recognition of certain tax positions under FIN No. 48 and the tax effects of certain foreign tax matters, offset by a tax provision related to U.S., state and local and foreign taxes. For the three months ended August 31, 2008 the Company recorded a benefit for income taxes of $1,652, which consisted of U.S., state and local and foreign taxes, offset by discrete items related to the quarterly FIN No. 48 adjustment.

(10)           Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008

Opening balance	$11,612	$11,436	$7,917	$10,768
Accruals	5,930	6,157	12,541	11,973
Payments and credits	(7,518)	(5,291)	(9,698)	(9,606)
Reversals for unearned sales incentive	(336)	(127)	(910)	(172)
Reversals for unclaimed sales incentives	(233)	(379)	(395)	(1,167)
Ending balance	$9,455	$11,796	$9,455	$11,796

(11)           Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008

Opening balance	$13,351	$10,918	$14,410	$17,002
Liabilities accrued for warranties issued during the period	3,315	3,473	5,940	6,025
Warranty claims paid during the period (includes the acquired warranty liabilities)	(4,872)	(3,289)	(8,556)	(11,925)
Ending balance	$11,794	$11,102	$11,794	$11,102

(12)           Financing Arrangements

The Company has the following financing arrangements:

	August 31,	February 28,
	2009	2009
Bank Obligations
Domestic bank obligations (a)	$-	$-
Euro asset-based lending obligation (b)	1,833	1,467
Total bank obligations	$1,833	$1,467

Debt
Euro term loan agreements (c)	$5,758	$5,735
Oehlbach (d)	163	145
Other (e)	1,625	1,280
Total debt	7,546	7,160
Less current portion	1,428	1,264
Long-term debt	$6,118	$5,896

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2009
(Dollars in thousands, except share and per share data)

(a)           Domestic Bank Obligations

At August 31, 2009, the Company has a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line expired on September 30, 2009 and allows aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line has subsequently been renewed until November 30, 2009.  As of August 31, 2009 and February 28, 2009, no direct amounts were outstanding under this agreement.   At August 31, 2009, the Company had $1,246 in standby  and  commercial letters of credit outstanding, which reduces the amount available under the secured credit line.

(b)           Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 31, 2010. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"), as such transfers met the criteria in SFAS No. 140. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non-factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 1.4%, and the Company pays 0.16% of its gross sales as a fee for the accounts receivable factoring arrangement. As of August 31, 2009, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

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

(d)           Oehlbach

In connection with the Oehlbach acquisition, the Company acquired short and long term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from August 2009 to March 2011.

(e)           Other Debt

This amount represents a call/put option owed to certain employees of Audiovox Germany.

(13)           Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008

Interest income	$255	$413	$419	$866
Rental income	136	92	270	276
Miscellaneous	17	(416)	166	(757)
Total other, net	$408	$89	$855	$385

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2009
(Dollars in thousands, except share and per share data)

(14)           Contingencies and Derivative Settlement

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

During the fourth quarter of Fiscal 2009, the Company became aware that certain personal consumer credit card information had been accessed by an intrusion by an unauthorized source. The Company has notified the various state and federal authorities in which the consumers reside and is offering a plan of credit monitoring and protection for the affected individuals. The Company is partially covered by insurance but anticipates amounts will be necessary to cover the cost of this issue. The Company recorded certain costs associated with this issue as of February 28, 2009, based on information available at the time. There were no additional costs recorded during the three and six months ended August 31, 2009.

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

(15)           Subsequent Events

On October 1, 2009, Audiovox German Holdings GmbH acquired certain assets of Schwaiger, a German market leader in the consumer electronics, SAT and receiver technologies for approximately $4.3 million (3 million Euros).  The purpose of this acquisition was to expand our European operations and increase our presence in the European accessory market.  The acquisition is expected to add approximately $32 million (22 million Euros) in annualized sales during the remainder of our fiscal year.  The Company plans to keep the operations headquartered in its current location, Langenzenn, Germany.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2009
(Dollars in thousands, except share and per share data)

(16)           New Accounting Pronouncements

On December 4, 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement No. 141(R)”) and Statement No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). These new standards will significantly change the financialaccounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). All of the Company’s recent acquisitions fall under the scope of Statement No. 141. Statement No. 141(R) and Statement No. 160 are effective for the Company as of March 1, 2009, as such we will evaluate the impact as they relate to any future acquisitions.

Effective June 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The Company will recognize in its condensed consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing its financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date will be disclosed in a footnote. In accordance with SFAS 165, the Company has evaluated events and transactions after the close of its balance sheet on August 31, 2009, until the date of the Company’s 10-Q filing with the SEC on October 13, 2009, for potential recognition or disclosure in the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special purpose entity (“QSPE”) and modifies the derecognition provisions in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. SFAS 166 is effective for the Company as of March 1, 2010.  The Company is evaluating the potential impact, if any, that the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 modifies the approach for determining the primary beneficiary of a variable interest entity (“VIE”)  by amending Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” . Under SFAS 167, an enterprise is required to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered primary beneficiary and must consolidate the VIE. SFAS 167 is effective for the Company on March 1, 2010. The adoption of SFAS 167 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 replaces SFAS No. 162 and establishes The FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 will become effective for the Company beginning on September 1, 2009. The Company expects that SFAS 168 will not have a material impact on its condensed consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2009 compared to the three and six months ended August 31, 2008. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”. We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

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

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with FAS No. 142. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended August 31, 2009. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and six months ended August 31, 2009 and 2008.  We analyze and explain the differences between periods based on the specific line items of the consolidated statements of operations.

Three months ended August 31, 2009 compared to the three months ended August 31, 2008

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended August 31, 2009 and 2008.

Net Sales

	Three Months Ended August 31,
	2009	2008	$ Change	% Change

Electronics	$79,031	$111,662	$(32,631)	(29.2)%
Accessories	45,859	35,546	10,313	29.0
Total net sales	$124,890	$147,208	$(22,318)	(15.2)%

Electronic sales, which represented 63.3% of our net sales for the three months ended August 31, 2009 compared to 75.9% for the three months ended August 31, 2008 decreased $32,631, or 29.2%, as the Company has exited lower profit product categories such as flat-screen TV’s, portable navigation units and GMRS radios in addition to lower portable DVD sales. Further contributing to this decline were lower sales in our mobile, audio and video categories, primarily due to the weakening U.S. economy which has resulted in a steep decline in vehicle sales and lower demand for electronic products. Partially offsetting this decline were increased satellite radio sales as a result of our new agreement with Sirius/XM, and an increase in sales in our clock radio category.

Accessories sales, which represented 36.7% of our net sales for the three months ended August 31, 2009 compared to 24.1% for the three months ended August 31, 2008, increased $10,313 or 29.0% as a result of the introduction of new products, increased sales of digital antennas and new customers acquired during the quarter.

Sales incentive expense decreased $307 to $5,344 for the three months ended August 31, 2009 compared to the prior year period as a result of a decrease in sales to those accounts that require sales incentive support. The decrease in sales incentive expense also includes a $63 increase in reversals. The increase in sales incentive reversals was primarily due to an increase of $209 in unearned sales incentives as a result of large retail customers not reaching their minimum sales targets offset by a $146 decrease in unclaimed sales incentives. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Three Months Ended August 31,
	2009	2008	$ Change	% Change

Gross profit	$23,598	$25,060	$(1,462)	(5.8)%
Gross margin percentage	18.9%	17.0%

Our gross profit increased due to an increase in accessory product sales, which carry a higher margin than our other product lines. Also contributing to the increase in our margin were lower warehousing and assembly expenses as a result of our cost reduction programs, lower obsolescence charges and lower freight charges.

Operating Expenses and Operating Loss

	Three Months Ended August 31,
	2009	2008	$ Change	% Change

Operating Expenses:
Selling	$6,203	$8,276	$(2,073)	(25.0)%
General and administrative	14,372	17,856	(3,484)	(19.5)
Engineering and technical support	2,205	2,979	(774)	(26.0)
Operating expenses	22,780	29,111	(6,331)	(21.7)%

Operating income (loss)	$818	$(4,051)	$4,869	120.2%

Operating expenses decreased $6,331 or 21.7% for the three months ended August 31, 2009, as compared to the prior year.  As a percentage of net sales, operating expenses decreased to 18.2% for the three months ended August 31, 2009, from 19.8% in the prior year period.  The decrease in total operating expenses was primarily due to the overhead reduction program and cost containment efforts the Company instituted in the second half of fiscal 2009 which included a one time charge of approximately $1 million related to these efforts. These programs addressed cost containment in all areas of the Company. Overall employee headcount was reduced by 18% year over year. Additional savings were realized in the majority of the Company’s expense categories including advertising, occupancy, employee benefits, professional fees and travel and entertainment. The Company continues to review and analyze its overhead in relationship to its revenue. If necessary, further revisions to our overhead structure will be implemented.

Selling expenses decreased $2,073 or 25.0% primarily due to savings associated with the overhead reduction and cost containment program. These savings include:

▪	Sales salaries and benefits of $1,100 as a result of headcount reductions and temporary base salary reductions,

▪	Commissions of $400 due to the decrease in net sales,

▪	Advertising expenses of $490 as a result of a decline in general advertising, public relations fees and agency consulting,

▪	Travel and entertainment of $140 as a result of headcount reductions and traveling constraints,

General and administrative expenses decreased $3,484 or 19.5% over the prior year due to the following:

▪	Office salaries and taxes decreased $1,900 as a result of headcount reductions and a temporary base salary reduction,

▪	Employee benefits declined $240 due to a reduction in health insurance costs and elimination of 401k and deferred compensation employer matches,

▪	Occupancy and office expenses declined $450 due to cost containment efforts and closing of facilities,

▪	Bad debt declined $180 as a result of recoveries during the second quarter,

▪	Executive salaries decreased $60 as a result of temporary base salary reductions,

▪	Professional fees decreased $290 due to a reduction in legal expenses and audit fees.

Engineering and technical support expenses decreased $774 or 26.0% as a result of a reduction in salaries and travel and entertainment due to the headcount reduction program, the sale of a portion of our American Radio operation and traveling constraints.

Other Income (Expense)

	Three Months Ended August 31,
	2009	2008	$ Change	% Change

Interest and bank charges	$(384)	$(510)	$126	(24.7)%
Equity in income of equity investees	355	509	(154)	(30.3)
Other, net	408	89	319	358.4
Total other income, net	$379	$88	$291	330.7%

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

Other income increased as a result of a reduction in foreign tax credits and the strengthening U.S. dollar partially offset by lower interest rates paid on our short term investment holdings.

Income Tax Benefit/Provision

The effective tax rate for the three months ended August 31, 2009 was a benefit of 131.8% compared to a benefit of 41.7% in the prior period.  For the three months ended August 31, 2009, the effective tax rate was different from the statutory rate primarily related to discrete tax items in connection with the recognition of certain tax positions under FIN No. 48 and the tax effects of certain foreign tax matters.  For the three months ended August 31, 2008, the effective tax rate was different than the statutory rate due to changes in anticipated earnings for fiscal 2009, offset by discrete tax items related to the quarterly FIN No. 48 adjustments.

Net Income (Loss)

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income (loss) and basic and diluted net income (loss) per common share.

	Three Months Ended August 31,
	2009	2008

Operating income (loss)	$818	$(4,051)
Other income, net	379	88
Income (loss) from operations before income taxes	1,197	(3,963)
Income tax (benefit) expense	(1,578)	(1,652)
Net income (loss)	$2,775	$(2,311)

Net income (loss) per common share:
Basic	$0.12	$(0.10)
Diluted	$0.12	$(0.10)

Net income for the three months ended August 31, 2009 was $2,775 compared to a net loss of $2,311 in the prior year period.  Net income per share for the three months ended August 31, 2009 was $0.12 (diluted) as compared to net loss per share of $0.10 (diluted) for the prior year period.  Net income (loss) was favorably impacted by sales incentive reversals of $569 ($569 after taxes) and $506 ($309 after taxes) for the three months ended August 31, 2009 and 2008, respectively.

Six months ended August 31, 2009 compared to the six months ended August 31, 2008

The following tables set forth, for the periods indicated, certain statement of operations data for the six months ended August 31, 2009 and 2008.

Net Sales

	Six Months Ended August 31,
	2009	2008	$ Change	% Change

Electronics	$158,030	$225,381	$(67,351)	(29.9)%
Accessories	86,667	66,410	20,257	30.5
Total net sales	$244,697	$291,791	$(47,094)	(16.1)%

Electronics sales, which represented 64.6% of our net sales for the six months ended August 31, 2009 compared to 77.2% in the prior year period, decreased $67,351 or 29.9% as the Company has exited lower profit product categories such as flat-screen TV’s, portable navigation units and GMRS radios in addition to lower portable DVD sales. Further contributing to this decline were lower sales in our mobile, audio and video categories, primarily due to the weakening U.S. economy which has resulted in a steep decline in vehicle sales and lower demand for electronic products, and the loss of a major customer. Partially offsetting this decline were increased satellite radio sales as a result of our new agreement with Sirius/XM and increased sales in the clock radio and camcorder categories.

Accessories sales, which represented 35.4% of our net sales for the six months ended August 31, 2009 compared to 22.8% in the prior year period, increased $20,257 or 30.5% as a result of the introduction of new products, increased product sales of digital antennas and new customers.

Sales incentive expense increased $559 to $11,193 for the six months ended August 31, 2009 compared to the prior year period as a result of an increase in sales to those accounts that require sales incentive support. The increase in sales incentive included a $34 decrease in reversals. The decrease in sales incentive reversals was primarily due to a decrease of $772 in unclaimed sales incentives partially offset by a $738 increase in unearned sales incentives as a result of large retail customers not reaching their minimum sales targets. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Six Months Ended August 31,
	2009	2008	$ Change	% Change

Gross profit	$46,523	$47,575	$(1,052)	(2.2)%
Gross margin percentage	19.0%	16.3%

Gross margins increased by 270 basis points from 16.3% to 19.0%. Gross margins were favorably impacted by lower costs as a result of our cost reduction program, reduced obsolescence charges and increased sales in our accessory group, which has higher margins. Also positively impacting our gross margin was the absence of the charge to exit the portable navigation market taken during the three months ended May 31, 2008.

Operating Expenses and Operating Income (Loss)

	Six Months Ended August 31,
	2009	2008	$ Change	% Change

Operating Expenses:
Selling	$13,162	$18,227	$(5,065)	(27.8)%
General and administrative	28,033	35,505	(7,472)	(21.0)
Engineering and technical support	4,277	5,783	(1,506)	(26.0)
Operating expenses	$45,472	$59,515	$(14,043)	(23.6)%

Operating income (loss)	$1,051	$(11,940)	$12,991	108.8%

Operating expenses decreased $14,043 or 23.6% for the six months ended August 31, 2009, as compared to the prior year.  As a percentage of net sales, operating expenses decreased to 18.6% for the six months ended August 31, 2009, from 20.4% in the prior year period.  The decrease in total operating expenses was primarily due to the overhead reduction program and cost containment efforts the Company instituted in the second half of fiscal 2009 which included a one time charge of approximately $1 million related to these efforts. These programs addressed cost containment in all areas of the Company. Overall employee headcount was reduced by 18% year over year. Additional savings were realized in the majority of the Company’s expense categories including advertising, occupancy, employee benefits, travel and entertainment and insurance, and professional fees. The Company continues to review and analyze its overhead in relationship to its revenue. If necessary, further revisions to our overhead structure will be implemented.

Selling expenses decreased $5,065 or 27.8% primarily due to savings associated with the overhead reduction and cost containment program. These savings include:

▪	Sales salaries, taxes and benefits of $2,180 as a result of headcount reductions and temporary base salary reductions,

▪	Commissions of $1,150 due to the decrease in net sales,

▪	Advertising expenses of $1,200 as a result of a decline in general advertising, public relations fees and agency consulting,

▪	Travel and entertainment of $470 as a result of headcount reductions and traveling constraints,

▪	Trade show expenses declined $70 due to less trade shows attended.

General and administrative expenses decreased $7,472 or 21.0% over the prior year due to the following:

▪	Office salaries, taxes and temporary personnel decreased $3,830 as a result of headcount declines, temporary base salary reductions and a reduction in temporary personnel,

▪	Benefits declined $810 due to a reduction in health insurance costs and elimination of 401k and deferred compensation employer matches,

▪	Occupancy and office expenses declined $990 due to cost containment efforts and closing of facilities,

▪	Bad debt declined $530 as a result of recoveries during the period,

▪	Executive salaries decreased $200 as a result of temporary base salary reductions,

▪	Travel and entertainment of $330 as a result of traveling constraints,

▪	Professional fees of $240 as a result of a reduction in legal expenses and audit fees.

Engineering and technical support expenses decreased $1,506 or 26.0% as a result of a reduction in salaries and travel and entertainment due to the headcount reduction program, the sale of a portion of our American Radio operation and traveling constraints.

Other Income (Expense)

	Six Months Ended August 31,
	2009	2008	$ Change	% Change

Interest and bank charges	$(703)	$(986)	$283	(28.7)%
Equity in income of equity investees	750	1,410	(660)	(46.8)
Other, net	855	385	470	122.1
Total other income, net	$902	$809	$93	11.5%

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

Other income increased as a result of a reduction in foreign tax credits and the strengthening U.S. dollar partially offset by lower interest paid on our short term investment holdings.

Income Tax Benefit/Provision

The effective tax rate for the six months ended August 31, 2009 was a benefit of 66.3% compared to a benefit of 32.3% in the prior period.  For the six months ended August 31, 2009, the effective tax rate was different from the statutory rate primarily related to discrete tax items in connection with the recognition of certain tax positions under FIN No. 48 and the tax effects of certain foreign tax matters.  For the six months ended August 31, 2008, the effective tax rate was different than the statutory rate primarily related to discrete tax items in connection with the quarterly FIN No. 48 adjustment and foreign tax jurisdictional items.

Net Income (Loss)

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income (loss) and basic and diluted net income (loss) per common share.

	Six Months Ended August 31,
	2009	2008

Operating income (loss)	$1,051	$(11,940)
Other income, net	902	809
Income from continuing operations before income taxes	1,953	(11,131)
Income tax benefit	(1,295)	(3,597)
Net income (loss)	$3,248	$(7,534)

Net income (loss) per common share:
Basic	$0.14	$(0.33)
Diluted	$0.14	$(0.33)

Net income for the six months ended August 31, 2009 was $3,248 compared to net loss of $7,534 in the prior year period.  Net income per share for the six months ended August 31, 2009 was $0.14 (diluted) as compared to net loss per share of $0.33 (diluted) for the prior year period.  Net income (loss) was favorably impacted by sales incentive reversals of $1,305 ($1,305 after taxes) and $1,339 ($817 after taxes) for the six months ended August 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2009, we had working capital of $238,238 which includes cash and short-term investments of $70,486, compared with working capital of $241,080 at February 28, 2009, which included cash and short-term investments of $69,504. The increase in cash is primarily due to a decrease in accounts and vendor receivables and a decline in inventory balances.  These decreases were partially offset by a decrease in accounts payable and accrued expenses and the purchase of dollar-denominated bonds by our Venezuelan operation. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $7,198 for the six months ended August 31, 2009 principally due to decreased accounts receivable, vendor receivables and inventory which were paid or sold in the second quarter. These were partially offset by a decline in accounts payable and accrued expenses.

▪	The Company experienced decreased accounts receivable turnover of 4.8 during the six months ended August 31, 2009 compared to 5.6 during the six months ended August 31, 2008.

▪	Inventory turnover increased to 2.9 during the six months ended August 31, 2009 compared to 2.6 during the six months ended August 31, 2008.

Investing activities used cash of $6,312 during the six months ended August 31, 2009, primarily due to the purchase of long-term securities and property, plant and equipment which were netted by distributions from an equity investee.

Financing activities used cash of $488 during the six months ended August 31, 2009, primarily from repayment of bank obligations offset by borrowings from the Euro term loan.

At August 31, 2009, the Company has a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line expired on September 30, 2009 and allows aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line has subsequently been renewed until November 30, 2009.  As of August 31, 2009 and February 28, 2009, no direct amounts were outstanding under this agreement.   At August 31, 2009, the Company had $1,246 in standby and commercial letters of credit outstanding, which reduces the amount available under the secured credit line.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2009, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$10,667	$521	$1,082	$1,148	$7,916
Operating leases (2)	30,066	4,209	6,434	4,712	14,711
Total contractual cash obligations	$40,733	$4,730	$7,516	$5,860	$22,627

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$1,833	$1,833	$-	$-	$-
Stand-by and commercial letters of credit (4)	1,245	1,245	-	-	-
Debt (5)	7,547	1,428	4,691	1,428	-
Contingent earn-out payments (6)	10,220	1,677	5,740	2,410	393
Unconditional purchase obligations (7)	87,515	87,515	-	-	-
Total commercial commitments	$108,360	$93,698	$10,431	$3,838	$393

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $77 and $5,491, respectively at August 31, 2009.

2. We enter into operating leases in the normal course of business.

3. Represents amounts outstanding under the Audiovox Germany Euro asset-based lending facility at August 31, 2009.

4. We issue standby and commercial letters of credit to secure certain bank obligations and insurance requirements.

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

Subsequent Events

On October 1, 2009, Audiovox German Holdings GmbH acquired certain assets of Schwaiger, a German market leader in the consumer electronics, SAT and receiver technologies for approximately $4.3 million (3 million Euros).  The purpose of this acquisition was to expand our European operations and increase our presence in the European accessory market.  The acquisition is expected to add approximately $32 million (22 million Euros) in annualized sales during the remainder of our fiscal year.  The Company plans to keep the operations headquartered in its current location, Langenzenn, Germany.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  The sublease lease agreement has been renewed and requires for a term of three years payments of $50 until November 1, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending May 31, 2014 are $6,476.

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and six month period ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and six months ended August 31, 2009.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on July 23, 2009 at the Sheraton in Smithtown, New York.  Proxies for the meeting were solicited pursuant to Regulation 14 of the Act on behalf of the Board of Directors and two matters were voted on at the Annual Meeting, as follows:

▪
The election of Class A nominees Paul C. Kreuch, Jr., Dennis F. McManus, Peter A. Lesser and Philip Christopher, and the election of Class A and Class B nominees John J. Shalam, Patrick M. Lavelle and Charles M. Stoehr as Directors of the Company until the next annual meeting.

The votes were cast for this matter as follows:

	FOR	AGAINST/ABSTAIN
Class A
Paul C. Kreuch, Jr.	17,138,554	2,693,677
Dennis F. McManus	17,480,051	2,352,180
Peter A. Lesser	17,206,496	2,625,735
Philip Christopher	14,405,219	5,427,012

Class A and B
John J. Shalam	35,686,009	6,755,764
Patrick M. Lavelle	35,894,301	6,547,470
Charles M. Stoehr	36,329,818	6,111,953

Each nominee was elected a Director of the Company.

▪	To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending February 28, 2010.

FOR	AGAINST/ABSTAIN

42,340,493	131,278

The selection of Grant Thornton LLP as the Company’s independent auditors was ratified.

ITEM 6.                       EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOVOX CORPORATION

October 13, 2009

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer