Form 10-Q
period 2009-11-30
AUDIOVOX CORP
filed 2010-01-11
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                                No       X

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 8, 2010
Class A Common Stock	20,622,905 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	November 30,	February 28,
	2009	2009
Assets	unaudited

Current assets:
Cash and cash equivalents	$55,094	$69,504
Accounts receivable, net	142,075	104,896
Inventory	124,617	125,301
Receivables from vendors	2,202	12,195
Prepaid expenses and other current assets	17,504	17,973
Income taxes receivable	10,149	-
Deferred income taxes	421	354
Total current assets	352,062	330,223

Investment securities	16,188	7,744
Equity investments	11,042	13,118
Property, plant and equipment, net	19,690	19,903
Intangible assets	86,930	88,524
Deferred income taxes	264	221
Other assets	2,090	1,563
Total assets	$488,266	$461,296

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$41,426	$41,796
Accrued expenses and other current liabilities	34,362	32,575
Income taxes payable	2,690	2,665
Accrued sales incentives	13,827	7,917
Deferred income taxes	1,459	1,459
Bank obligations	2,824	1,467
Current portion of long-term debt	1,495	1,264
Total current liabilities	98,083	89,143

Long-term debt	6,052	5,896
Capital lease obligation	5,471	5,531
Deferred compensation	3,530	2,559
Other tax liabilities	944	2,572
Deferred tax liabilities	5,052	4,657
Other long-term liabilities	7,773	10,436
Total liabilities	126,905	120,794

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,441,712 and 22,424,212 shares issued and 20,622,905 and 20,604,460 shares outstanding at November 30, 2009 and February 28, 2009, respectively	224	224
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	275,684	274,464
Retained earnings	107,406	91,513
Accumulated other comprehensive loss	(3,589)	(7,325)
Treasury stock, at cost, 1,818,807 and 1,819,752 shares of Class A common stock at November 30, 2009 and February 28, 2009, respectively	(18,386)	(18,396)
Total stockholders' equity	361,361	340,502
Total liabilities and stockholders' equity	$488,266	$461,296

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Net sales	$155,657	$195,642	$400,354	$487,433
Cost of sales	125,431	156,684	323,604	400,900
Gross profit	30,226	38,958	76,750	86,533

Operating expenses:
Selling	8,026	8,370	21,188	26,598
General and administrative	16,521	16,500	44,555	52,004
Engineering and technical support	2,543	2,436	6,819	8,219
Total operating expenses	27,090	27,306	72,562	86,821

Operating income (loss)	3,136	11,652	4,188	(288)

Other income (expense):
Interest and bank charges	(394)	(453)	(1,097)	(1,439)
Equity in income (share in losses) of equity investees	452	(484)	1,201	926
Other, net	448	(10)	1,304	375
Total other income (expense), net	506	(947)	1,408	(138)

Income (loss) before income taxes	3,642	10,705	5,595	(426)
Income tax (benefit) expense	(9,003)	4,180	(10,298)	582

Net income (loss)	$12,645	$6,525	$15,893	$(1,008)

Net income (loss) per common share (basic)	$0.55	$0.29	$0.69	$(0.04)

Net income (loss) per common share (diluted)	$0.55	$0.29	$0.69	$(0.04)

Weighted-average common shares outstanding (basic)	22,881,402	22,864,668	22,872,965	22,858,777
Weighted-average common shares outstanding (diluted)	22,936,346	22,867,235	22,911,792	22,858,777

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended November 30, 2009 and 2008
 (In thousands)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$15,893	$(1,008)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation and amortization	5,513	5,324
Bad debt (recovery) expense	(116)	864
Equity in income of equity investees	(1,201)	(926)
Deferred income tax benefit	(234)	(186)
Non-cash compensation	523	526
Non-cash stock based compensation and warrant expense	1,138	159
Gain (loss) on disposal of property, plant and equipment	14	(8)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(32,723)	(52,580)
Inventory	7,924	(2,153)
Receivables from vendors	10,138	8,491
Prepaid expenses and other	71	(1,018)
Investment securities-trading	(984)	1,104
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	2,390	19,441
Income taxes receivable, net	(11,727)	(4,741)
Net cash used in operating activities	(3,381)	(26,711)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,759)	(3,674)
Proceeds from sale of property, plant and equipment	-	98
Proceeds from distribution from an equity investee	3,277	1,080
Purchase of long-term investments	(7,446)	-
Reimbursement on (Purchase of) patents	348	(650)
Repayment on note	431	-
Purchase of acquired businesses, less cash acquired	(4,348)	(440)
Net cash used in investing activities	(11,497)	(3,586)

Cash flows from financing activities:
(Repayments on) proceeds from bank obligations	(406)	5,523
Principal payments on capital lease obligation	(56)	(55)
Proceeds from exercise of stock options and warrants	84	46
Other financing activities	9	9
Net cash (used in) provided by financing activities	(369)	5,523
Effect of exchange rate changes on cash	837	(642)
Net decrease in cash and cash equivalents	(14,410)	(25,416)
Cash and cash equivalents at beginning of period	69,504	39,341
Cash and cash equivalents at end of period	$55,094	$13,925

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
November 30, 2009
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

We have determined that we operate in one reportable segment, the Electronics Group, based on review of ASC 280 “Segment Reporting”.

(2)           Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2009.

The Company granted 861,250 options during September of 2009, which vest one-half on November 30, 2009 and one-half on November 30, 2010, expire three years from date of vesting (November 30, 2012 and November 30, 2013, respectively), have an exercise price equal to $6.37, the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term between 3.2 and 4.2 years and a grant date fair value of $2.49 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

In addition, the Company issued 17,500 warrants during September of 2009 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal services. Accordingly, the Company recorded additional legal expense in the amount of approximately $22 for the quarter ended November 30, 2009, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at November 30, 2009.

The Company granted 20,000 options during the three months ended August 31, 2009, which vest one-half on August 31. 2009 and one-half on November 30, 2009, expire two years from date of vesting (August 31, 2011 and November 30, 2011, respectively), have an exercise price of $7.48 equal to the sales price of the Company’s stock on the day prior to the date of grant, have a contractual life of 2.2 years and a grant date fair value of $2.22 per share.

As of November 30, 2009, the Company had unrecognized compensation costs of approximately $1,100 related to non-vested options. The unrecognized compensation costs related to these options will be completely recognized by November 30, 2010. At February 28, 2009, the Company had no unrecognized compensation costs as all stock options were fully vested.

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three and Nine Months ended November 30,
	2009	2008

Dividend yield	0%	0%
Weighted-average expected volatility	47.0%	47.0%
Risk-free interest rate	3.50%	5.00%
Expected life of options/warrants (in years)	3.7 and 2.2	2.00
Fair value of options/warrants granted	$2.49 and $2.22	$1.44

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

Information regarding the Company's stock options and warrants is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life

Outstanding and exercisable at February 28, 2009	1,456,834	$12.82
Granted	898,750	6.40
Exercised	(17,500)	7.38
Forfeited/expired	(1,022,500)	14.91
Outstanding and exercisable at November 30, 2009	1,315,584	$6.91	2.70

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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Weighted-average common shares outstanding	22,881,402	22,864,668	22,872,965	22,858,777
Effect of dilutive securities:
Stock options and warrants	54,944	2,567	38,827	-
Weighted-average common shares and potential common shares outstanding	22,936,346	22,867,235	22,911,792	22,858,777

Stock options and warrants totaling 1,083,389 and 1,602,633 for the three months ended November 30, 2009 and 2008, respectively, and 1,255,488 and 1,570,279 for the nine months ended November 30, 2009 and 2008, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

(4)           Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements” (“ASC 820”), on March 1, 2008, as it relates to financial assets and liabilities. On March 1, 2009, the Company adopted ASC 820 as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements at least annually. The adoption of ASC 820, as it relates to non-financial assets and liabilities, had no impact on the financial statements. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

Fair Value Hierarchy

ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

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

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis at November 30, 2009 consistent with the fair value hierarchy provisions of ASC 820:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	Balance at	Assets and	Observable	Unobservable
	November 30,	Liabilities	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and money market funds	$55,094	$55,094	$-	$-
Long-term investment securities:
Deferred compensation assets and other	3,638	3,638	-	-
Held-to-maturity investment	7,446	7,446	-	-
Auction rate security	3,536	-	-	3,536
Other long-term investments	1,568	-	1,568	-
Total long-term investment securities	16,188	11,084	1,568	3,536
Total assets measured at fair value	$71,282	$66,178	$1,568	$3,536

As of November 30, 2009, the Company’s long-term investment securities consisted of marketable securities, an auction rate security, a dollar-denominated Venezuelan bond issued by the Venezuelan government which matures in 2015, and other long-term investments. The Company’s long-term investment securities are classified between trading, available-for-sale and held-to-maturity and accordingly, unrealized gains and losses on long-term investment securities classified as available-for-sale and held-to-maturity are reflected as a component of accumulated other comprehensive income in stockholders’ equity, net of tax. Unrealized holding gains and losses on trading securities are included in earnings.

As of November 30, 2009, the Company had $4,550 (at par value) of an auction rate security included within its portfolio of long-term investment securities, which is collateralized by student loan portfolios, guaranteed by the United States government. This auction rate security is classified as an available-for-sale long-term investment. As of November 30, 2009, the Company recorded approximately $1,014 of unrealized losses on this auction rate note.

Due to economic pressures in the U.S. credit markets during Fiscal 2010, the Company considered various valuation techniques for its auction rate security. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Accordingly, these securities continue to be classified as Level 3 within ASC 820’s hierarchy.

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

(5)           Other Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Net income (loss)	$12,645	$6,525	$15,893	$(1,008)

Other comprehensive (loss) income:
Foreign currency translation adjustments	1,241	(4,552)	3,816	(4,848)
Unrealized holding (loss) gain on available-for-sale investment securities arising during the period, net of tax	1	(1,152)	(80)	(3,276)
Other comprehensive income (loss), net of tax	1,242	(5,704)	3,736	(8,124)

Total comprehensive income (loss)	$13,887	$821	$19,629	$(9,132)

The changes in the net unrealized holding loss on available-for-sale investment securities arising during the periods presented above are net of tax benefits of $737 and $2,094 for the three and nine months ended November 30, 2008, respectively. The Company did not record any tax benefits for the three and nine months ended November 30, 2009 as a result of the valuation allowance recorded at February 28, 2009.

 (6)           Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended
	November 30,
	2009	2008
Cash paid during the period:
Interest (excluding bank charges)	$881	$1,224
Income taxes (net of refunds)	$1,686	$3,463

(7)           Acquisitions

On October 1, 2009, Audiovox German Holdings GmbH completed the acquisition of certain assets of Schwaiger GmbH, a German market leader in the consumer electronics, SAT and receiver technologies. The purpose of this acquisition was to expand our European operations and increase our presence in the European accessory market. As consideration, the Company made a cash payment of $4,348, with all acquisition costs expensed as incurred in accordance with ASC 805. The net assets acquired consisted primarily of inventory, with a small amount allocable to fixed assets and software licenses. In addition, the Company received certain intangible assets, mainly trademarks/tradenames, customer relationships and patents, which we are in the process of valuing. We anticipate the final valuation to be completed during the fourth quarter of Fiscal 2010. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.

The following unaudited pro-forma financial information for the three and nine months ended November 30, 2009 and 2008 represent the combined results of the Company’s operations as if the Schwaiger acquisition had occurred on March 1, 2008. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Net sales	$158,751	$205,050	$422,013	$515,554
Net income (loss)	12,858	6,131	17,386	(1,892)
Net income (loss) per share-basic and diluted	$0.56	$0.27	$0.76	$(0.08)

(8)           Intangible Assets

At November 30, 2009, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$73,915	$-	$73,915
Customer relationships subject to amortization (5-20 years)	13,079	1,996	11,083
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	420	760
Patents subject to amortization (5-10 years)	997	642	355
License subject to amortization (5 years)	1,400	583	817
Contract subject to amortization (5 years)	1,104	1,104	-
Total	$91,675	$4,745	$86,930

At February 28, 2009, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames/Licenses not subject to amortization	$73,915	$-	$73,915
Customer relationships subject to amortization (5-20 years)	13,079	1,357	11,722
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	269	911
Patents subject to amortization (5-10 years)	1,345	562	783
License subject to amortization (5 years)	1,400	373	1,027
Contract subject to amortization (5 years)	1,104	938	166
Total	$92,023	$3,499	$88,524

Trademarks, tradenames and licenses not subject to amortization are net of an impairment charge of $9,957 recorded during Fiscal 2009. The Company recorded amortization expense of $494 and $265 for the three months ended November 30, 2009 and 2008, respectively and $1,246 and $1,162 for the nine months ended November, 2009 and 2008, respectively. Annual amortization expense for each of the five years in the period ending November 30, 2014 is estimated to be as follows: $1,478, $1,365, $1,321, $1,022 and $1,022, respectively.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and nine months ended November 30, 2009, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(9)           Equity Investments

As of November 30, 2009 and February 28, 2009, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30,	February 28,
	2009	2009

Current assets	$21,488	$25,268
Non-current assets	5,393	4,745
Current liabilities	4,798	3,778
Members' equity	22,083	26,235

	Nine Months Ended November 30,
	2009	2008

Net sales	$37,041	$43,261
Gross profit	9,105	10,382
Operating income	2,133	1,307
Net income	2,402	1,850

The Company's share of income from ASA for the nine months ended November 30, 2009 and 2008 was $1,201 and $926, respectively.  In addition, the Company received distributions from ASA totaling $3,278 and $1,080 during the nine months ended November 30, 2009 and 2008 respectively, which was recorded as a reduction to equity investments in the accompanying consolidated balance sheet.

(10)           Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2010 excluding discrete items is estimated to be 32.5% based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

The Worker Homeownership and Business Assistance Act of 2009 was signed into law on November 6, 2009.  This legislation allowed the Company to carryback taxable losses generated in Fiscal 2009 (of approximately $29,000) against taxable income reported in 2005 and 2006. The Company filed a tentative claim for refund for federal taxes paid in prior years and recorded an income tax receivable of $10,149 in the current asset section of the balance sheet. Accordingly, the Company recorded a tax benefit of $10,149 related to the reduction in the valuation allowance for the portion of the deferred tax asset recovered with the filing of the federal claim of refund.

For the three months ended November 30, 2009, the Company recorded a benefit for income taxes of $9,003 including a $10,149 discrete item in connection with the recently enacted legislation discussed above and $615 related to the recognition of certain tax positions under ASC 740 offset by a tax provision related to U.S., state and local and foreign taxes. For the three months ended November 30, 2008, the Company recorded a provision for income taxes of $4,180, which consisted of U.S., state and local, and foreign taxes as well as discrete items related to a tax return to provision adjustment and quarterly adjustments under ASC 740 for uncertain tax positions.

(11)           Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Opening balance	$9,456	$11,796	$7,917	$10,768
Accruals	9,922	7,488	22,464	19,377
Payments and credits	(5,392)	(5,845)	(15,090)	(15,367)
Reversals for unearned sales incentive	(124)	(352)	(1,034)	(524)
Reversals for unclaimed sales incentives	(35)	(454)	(430)	(1,621)
Ending balance	$13,827	$12,633	$13,827	$12,633

(12)           Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Opening balance	$11,794	$11,189	$14,410	$17,002
Liabilities accrued for warranties issued during the period	6,663	2,653	9,736	8,678
Warranty claims paid during the period (includes the acquired warranty liabilities)	(6,483)	(2,622)	(12,172)	(14,460)
Ending balance	$11,974	$11,220	$11,974	$11,220

(13)           Financing Arrangements

The Company has the following financing arrangements:

	November 30,	February 28,
	2009	2009
Bank Obligations
Domestic bank obligations (a)	$-	$-
Euro asset-based lending obligation (b)	2,824	1,467
Total bank obligations	$2,824	$1,467

Debt
Euro term loan agreements (c)	$5,295	$5,735
Oehlbach (d)	172	145
Other (e)	2,080	1,280
Total debt	7,547	7,160
Less current portion	1,495	1,264
Long-term debt	$6,052	$5,896

(a)           Domestic Bank Obligations

At November 30, 2009, the Company has a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line expired on December 31, 2009 and allows aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line has subsequently been renewed until January 31, 2010.  As of November 30, 2009 and February 28, 2009, no direct amounts were outstanding under this agreement.   At November 30, 2009, the Company had $1,568 in standby  and  commercial letters of credit outstanding, which reduces the amount available under the secured credit line.

(b)           Euro Asset-Based Lending Obligation

The Company has a 16,000 Euro accounts receivable factoring arrangement and a 6,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 31, 2010. Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable in accordance with ASC 860 “Transfers and Servicing" ("ASC 860"), as such transfers met the criteria in ASC 860. In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non-factored accounts receivables are advanced at a 50% rate. The rate of interest is the three month Euribor plus 1.4%, and the Company pays 0.16% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2009, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

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

(d)           Oehlbach

In connection with the Oehlbach acquisition, the Company acquired short and long term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from November 2009 to March 2011.

(e)           Other Debt

This amount represents a call/put option owed to certain employees of Audiovox Germany.

(14)           Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Interest income	$253	$229	$672	$1,095
Rental income	125	136	395	412
Miscellaneous	70	(375)	237	(1,132)
Total other income (expense), net	$448	$(10)	$1,304	$375

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

During the fourth quarter of Fiscal 2009, the Company became aware that certain personal consumer credit card information had been accessed by an intrusion by an unauthorized source. The Company has notified the various state and federal authorities in which the consumers reside and is offering a plan of credit monitoring and protection for the affected individuals. The Company is partially covered by insurance but anticipates amounts will be necessary to cover the cost of this issue. The Company recorded certain costs associated with this issue as of February 28, 2009, based on information available at the time. There were no additional costs recorded during the three and nine months ended November 30, 2009.

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

Under the asset purchase agreement for the November 2004 sale of the Company’s Cellular business  (“ACC”) to UTStarcom, Inc. (“UTSI”), the Company agreed to indemnify UTSI for any breach or violation by ACC and its representations, warranties and covenants contained in the asset purchase agreement and for other matters, subject to certain limitations, for a period of five years. Significant indemnification claims by UTSI could have a material adverse effect on the Company's financial condition and results of operation. The Company is not aware of any such claim(s) for indemnification.

(16)           Subsequent Events

The Company evaluated events occurring subsequent to November 30, 2009 through January 11, 2010 for potential recognition and disclosure in the consolidated financial statements.

(17)           New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards Codification TM (“ASC”) as the single source of authoritative US GAAP, organized by topic, and creates a new referencing system to identify authoritative guidance such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new GAAP standards. In addition, the Securities and Exchange Commission (“SEC”) rules and releases will remain as sources of authoritative US GAAP for SEC registrants. The standard is effective for the Company’s third quarter of Fiscal 2010 and did not impact the Company’s financial condition and results of operations.  The Company has revised its references to pre-Codification GAAP in its financial statements for the three and nine month periods ended November 30, 2009.

In December 2007, the FASB issued authoritative guidance under ASC 805 and ASC 810 regarding business combinations.  The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations.  It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  We will apply this guidance to business combinations completed after March 1, 2009.

In April 2009, the FASB issued authoritative guidance under ASC 825 which requires disclosure about fair value of financial instruments in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim periods ending after June 15, 2009.  However, the Company early adopted the guidance on March 1, 2009.  Since this FSP only requires enhanced disclosures, the standard did not effect the Company’s financial information or operating performance.

In June 2009, the FASB issued authoritative guidance included in ASC 860 “Transfers and Servicing” which changes the analysis required to determine controlling interest in variable interest entities and requires additional disclosures regarding a company’s involvement with such entities. The standard, which is effective for the Company beginning March 1, 2010, is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance under ASC 810 which eliminates the concept of qualifying special purpose entities, limits the number of financial assets and liabilities that qualify for derecognition, and requires additional disclosures. The guidance, which is effective for the Company on March 1, 2010, is not expected to have a material impact on the Company’s consolidated financial statements.

Effective June 1, 2009, the Company adopted ASC 855, “Subsequent Events”, which requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The Company will recognize in its condensed consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing its financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date will be disclosed in a footnote.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”) to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.”  It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement.  ASU 2009-05 is effective for the first reporting period beginning after issuance; thus, it became effective for the Company on September 1, 2009.  The Company evaluated the impact of ASU 2009-05 on its consolidated financial statements.  After evaluation, the Company determined that ASU 2009-05 did not have a material effect on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2009 compared to the three and nine months ended November 30, 2008. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”. We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except share and per share data.

Business Overview

Audiovox Corporation (“Audiovox", “We", "Our", "Us" or “Company") is a leading international distributor in the accessory, mobile and consumer electronics industries. We conduct our business through nine wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Entretenimiento Digital Mexico, S. de C.V. (“Audiovox Mexico”) and Code Systems, Inc. We market our products under the Audiovox® brand name and other brand names, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar®, Jensen®, Mac Audio®, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Schwaiger®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

The Company is organized by product category as follows:

Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead, headrest and portable mobile video systems,
▪	autosound products including radios, speakers, amplifiers and CD changers,
▪	satellite radios including plug and play models and direct connect models,
▪	automotive security and remote start systems,
▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	home and portable stereos,
▪	two-way radios,
▪	digital multi-media products such as personal video recorders and MP3 products,
▪	camcorders,
▪	clock-radios,
▪	digital voice recorders,
▪	home speaker systems,
▪	portable DVD players, and
▪	digital picture frames.

Accessories products include:

▪	High-Definition Television (“HDTV”) antennas,
▪	Wireless Fidelity (“WiFi”) antennas,
▪	High-Definition Multimedia Interface (“HDMI”) accessories,
▪	home electronic accessories such as cabling,
▪	other connectivity products,
▪	power cords,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	iPod specialized products,
▪	wireless headphones,
▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,
▪	power supply systems, and
▪	electronic equipment cleaning products,
▪	set-top boxes.

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

Reportable Segments

We have determined that we operate in one reportable segment, the Electronics Group, based on review of ASC 280, “Segment Reporting”. The characteristics of our operations that are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers, suppliers and product developers across multiple brands, our unified marketing and distribution strategy, our centralized inventory management and logistics, and the nature of the financial information used by our Executive Officers.  Management reviews the financial results of the Company based on the performance of the Electronics Group.

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

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended November 30, 2009. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and nine months ended November 30, 2009 and 2008.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2009 and 2008.

Net Sales

	November 30,
	2009	2008	$ Change	% Change

Third Quarter Ended:
Electronics	$109,711	$151,972	$(42,261)	(27.8)%
Accessories	45,946	43,670	2,276	5.2
Total consolidated net sales	$155,657	$195,642	$(39,985)	(20.4)%

Nine Months Ended:
Electronics	$267,741	$377,353	$(109,612)	(29.0)%
Accessories	132,613	110,080	22,533	20.5
Total consolidated net sales	$400,354	$487,433	$(87,079)	(17.9)%

Electronics sales decreased for the three and nine months ended November 30, 2009, compared to the relative prior year periods. The Company had anticipated this decline due to the economic climate and in response managed our inventory positions accordingly.  A major impact on the quarter was a choice not to participate in a number of seasonal promotions in both the digital and portable DVD categories due to insufficient margins. Partially offsetting these quarterly declines were increased satellite radio sales as a result of our new agreement with Sirius/XM and the introduction of our Flo-TV product line. In addition to the factors impacting the quarterly results, the sales in the comparable nine month periods declined due to the Company’s exit of a number of product lines and residual carryover of customers’ seasonal inventory positions. Further contributing to this decline were lower sales due to the weakened U.S. economy which has resulted in a steep decline in vehicle sales and lower demand for electronic products.

Accessories sales increased for the three and nine months ended November 30, 2009, compared to the relative prior year periods.  Sales for the quarter were positively impacted by the introduction of new products and the Company’s Schwaiger acquisition. These increases were partially offset by lower digital antennae sales period over period caused by high load-ins in Fiscal 2009. Further increases to year to date Accessories sales resulted from the introduction of new products and new customers acquired.

Sales incentive expenses were $9,914 and $22,412 for the three and nine months ended November 30, 2009, respectively, which include reversals for unclaimed and unearned sales incentives of $159 and $1,464, respectively. We believe the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	November 30,
	2009	2008	$ Change	% Change

Third Quarter Ended:
Gross profit	$30,226	$38,958	$(8,732)	(22.4)%
Gross margin percentage	19.4%	19.9%

Nine Months Ended:
Gross profit	$76,750	$86,533	$(9,783)	(11.3)%
Gross margin percentage	19.2%	17.8%

Our gross margin decreased during the quarter as compared to the prior year period primarily as a result of a change in our product mix which was partially offset by the addition of the Schwaiger operation with higher gross margins. Our year to date gross margin increased as compared to the nine months ended November 30, 2008 as a result of an increase in Accessories sales and the addition of the Schwaiger operation, both of which have higher gross margins compared to other products, the absence of the write-off recorded for the exit of our portable navigation category during the second quarter of Fiscal 2009, and write-offs related to general obsolescence during Fiscal 2009.

Operating Expenses and Operating Loss

	November 30,
	2009	2008	$ Change	% Change

Third Quarter Ended:
Operating income (loss)	$3,136	$11,652	$(8,516)	(73.1)%

Nine Months Ended:
Operating income (loss)	$4,188	$(288)	$4,476	(1,554.2)%

Operating expenses decreased $216 and $14,259 for the three and nine months ended November 30, 2009 versus the comparable prior year periods.  As a percentage of net sales, operating expenses increased to 17.4% and 18.1% for the three and nine months ended November 30, 2009, from 14.0% and 17.8% in the prior year periods.  The decrease in total operating expenses for the comparable periods was primarily due to the overhead reduction program and cost containment efforts the Company instituted in the second half of Fiscal 2009 which included a one time charge of approximately $1 million related to these efforts. These programs addressed cost containment in all areas of the Company. Overall employee headcount was reduced by approximately 18% prior to the Schwaiger acquisition. Additional savings were realized in the majority of the Company’s expense categories including advertising, occupancy, employee benefits, professional fees and travel and entertainment. Bad debt expense decreased for the comparable periods as a result of lower provisions recorded due to reversals associated with improved customer positions. Expenses for the three and nine month periods were impacted by approximately $2,600 by the incremental costs associated with the issuance of stock options and warrants and the acquisition of the Schwaiger operation during the third quarter. The Company continues to review and analyze its overhead in relationship to its revenue. If necessary, further revisions to our overhead structure will be implemented.

Other Income (Expense)

Other income was $506 and $1,408 for the three and nine months ended November 30, 2009 versus expense of $947 and $138 for the three and nine months ended November 30, 2008. Other income was higher year over year due to a decrease in interest and bank charges primarily due to a reduction in the average borrowings of Audiovox Germany during the period coupled with lower interest rates, an increase in equity in income from our equity investee, Audiovox Specialized Applications, Inc (ASA), an increase in foreign tax credits, favorable exchange rate fluctuations in Canada, and the release of a legal reserve in our Venezuelan operation.

Income Tax Benefit/Provision

The effective tax rate for the three months ended November 30, 2009 was a benefit of (247.2)% compared to a provision of 37.1% in the prior period.  For the three months ended November 30, 2009, the effective tax rate was different from the statutory rate primarily due to discrete tax items. The Company recorded a $10,149 discrete tax benefit in connection with the Worker Homeownership and Business Assistance Act of 2009 signed into law on November 6, 2009 which permitted the Company to carryback taxable losses generated in Fiscal 2009 against taxable income reported in 2005 and 2006. In addition, the Company recorded a discrete tax benefit of $615 primarily related to the reversal of accrued interest under ASC 740 for which the statute of limitation had expired.   For the three months ended November 30, 2008, the effective tax rate was higher than the statutory rate due to changes in anticipated earnings for Fiscal 2009 and discrete items related to a tax return to provision adjustment and quarterly adjustments under ASC 740 for uncertain tax positions.

The effective tax rate for the nine months ended November 30, 2009 was a benefit of (184.1)% compared to a provision of 136.6% in the prior period.  For the nine months ended November 30, 2009, the effective tax rate was different from the statutory rate primarily due to discrete tax items recorded in the third quarter as indicated above. For the nine months ended November 30, 2008, the effective tax rate was higher than the statutory rate due to certain discrete items adjustments under ASC 740 for uncertain tax positions and foreign tax jurisdictional items.

Net Income (Loss)

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income (loss) and basic and diluted net income (loss) per common share.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Net income (loss)	$12,645	$6,525	$15,893	$(1,008)

Net income (loss) per common share:
Basic	$0.55	$0.29	$0.69	$(0.04)
Diluted	$0.55	$0.29	$0.69	$(0.04)

Net income changed for the three and nine months ended November 30, 2009 versus the prior year periods primarily as a result of the income tax benefits associated with the 2009 loss carryback and the overhead reduction program and cost containment efforts the Company instituted in the second half of Fiscal 2009.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2009, we had working capital of $253,979 which includes cash and short-term investments of $55,094, compared with working capital of $241,080 at February 28, 2009, which included cash and short-term investments of $69,504. The decrease in cash is primarily due to an increase in accounts receivables, the purchase of dollar-denominated bonds by our Venezuelan operation, and the Schwaiger acquisition.  These increases were partially offset by a decrease in vendor receivables. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities used cash of $3,381 for the nine months ended November 30, 2009 principally due to increased accounts receivable. This was partially offset by a decline in vendor receivables and inventory.

▪
The Company’s accounts receivable turnover decreased to 3.8 during the nine months ended November 30, 2009 compared to 4.1 during the nine months ended November 30, 2008 as a result of increased sales in the last month of the third quarter.

▪
Inventory turnover decreased to 3.5 during the nine months ended November 30, 2009 compared to 3.6 during the nine months ended November 30, 2008 as a result of increased inventory in transit for anticipated December sales.

Investing activities used cash of $11,497 during the nine months ended November 30, 2009, primarily due to the purchase of long-term securities, property, plant and equipment, and the acquisition of Schwaiger GmbH which were netted by distributions from an equity investee.

Financing activities used cash of $369 during the nine months ended November 30, 2009, primarily from repayment of bank obligations offset by borrowings from the Euro term loan.

At November 30, 2009, the Company has a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line expired on December 31, 2009 and allows aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line has subsequently been renewed until January 31,  2010.  As of November 30, 2009 and February 28, 2009, no direct amounts were outstanding under this agreement.   At November 30, 2009, the Company had $1,568 in standby and commercial letters of credit outstanding, which reduces the amount available under the secured credit line.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2009, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$10,537	$522	$1,095	$1,147	$7,773
Operating leases (2)	30,117	4,100	6,484	4,801	14,732
Total contractual cash obligations	$40,654	$4,622	$7,579	$5,948	$22,505

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$2,824	$2,824	$-	$-	$-
Stand-by and commercial letters of credit (4)	1,568	1,568	-	-	-
Debt (5)	7,547	1,495	5,302	750	-
Contingent earn-out payments (6)	10,105	3,507	4,140	2,360	98
Unconditional purchase obligations (7)	63,403	63,403	-	-	-
Total commercial commitments	$85,447	$72,797	$9,442	$3,110	$98

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $77 and $5,471, respectively at November 30, 2009.

2. We enter into operating leases in the normal course of business.

3. Represents amounts outstanding under the Audiovox Germany Euro asset-based lending facility at November 30, 2009.

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

Acquisitions

During the third quarter of Fiscal 2009, the Company completed the acquisition of Schwaiger GmbH, a German market leader in the consumer electronics, SAT and receiver technologies for $4,348 (see Note 7). The purpose of this acquisition was to expand our European operations and increase our presence in the European accessory market.

Subsequent Events

The Company evaluated events occurring subsequent to November 30, 2009 through January 11, 2010 for potential recognition and disclosure in the consolidated financial statements.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  The sublease lease agreement has been renewed and requires, for a term of three years, monthly payments of $50 until November 1, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending May 31, 2014 are $6,511.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards Codification TM (“ASC”) as the single source of authoritative US GAAP, organized by topic, and creates a new referencing system to identify authoritative guidance. As necessary, the FASB will modify this codification to incorporate new guidance on financial accounting standards. See Note 16 of Notes to Consolidated Financial Statements.

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and nine month period ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and nine months ended November 30, 2009.

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

January 11, 2010

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer