Form 10-K
period 2010-02-28
AUDIOVOX CORP
filed 2010-05-14
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2010

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
Yes   ☐       No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $180,455,344 (based upon closing price on the Nasdaq Stock Market on August 31, 2009).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 2010 was:

Class	Outstanding

Class A common stock $.01 par value	20,622,905
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 28, 2010.

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

In February 2006, the Company changed its fiscal year end from November 30th to February 28th.  The Company’s current fiscal year began March 1, 2009 and ended February 28, 2010.

PART I

Item 1-Business

Audiovox Corporation (“Audiovox", “We", "Our", "Us" or “Company") is a leading international distributor in the accessory, mobile and consumer electronics industries. With our most recent acquisition of Invision Automotive Systems, Inc. we have added manufacturing capabilities to our business model. We conduct our business through eleven wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Entretenimiento Digital Mexico, S. de C.V. (“Audiovox Mexico”), Code Systems, Inc, Schwaiger GmbH (“Schwaiger”) and Invision Automotive Systems, Inc. (“Invision”). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, IncaarTM, Invision®, Jensen®, Mac AudioTM, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Schwaiger®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

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

Acquisitions

We have recently acquired and continue to integrate the following acquisitions, discussed below, into our existing business structure:

In February 2010, the Company’s new subsidiary, Invision Automotive Systems, Inc. completed the acquisition of the assets of Invision Industries, Inc., a leading manufacturer of rear seat entertainment systems to OEM’s, ports and car dealers for a total cash purchase price of $10,307, with all acquisition costs of $219 expensed as incurred in accordance with ASC 805.  The purpose of this acquisition was to increase our R&D capabilities, add a manufacturing facility to our business structure and augment our OE group.

In October 2009, Audiovox German Holdings GmbH completed the acquisition of certain assets of Schwaiger GmbH, a German market leader in the consumer electronics, SAT and receiver technologies for a total net asset payment of $4,348, with acquisition costs of $209 expensed as incurred.  The purpose of this acquisition was to expand our European operations and increase our presence in the European accessory market.

Prior to Fiscal 2010, the Company expanded its market presence by acquiring and fully integrating the following businesses:

In December 2007, the Company completed the acquisition of certain assets and liabilities of Thomson’s U.S., Canada, Mexico, China and Hong Kong consumer electronics audio/video business, as well as the rights to the RCA brand for the audio/video field of use. Contemporaneous with this transaction, the Company entered into a license agreement with Multimedia Device Ltd., a Chinese manufacturer, to market certain product categories acquired.

In November 2007, AAC completed the acquisition of all of the outstanding stock of Technuity, Inc., an emerging leader in the battery and power products industry and the exclusive licensee of the Energizer® brand in North America for rechargeable batteries and battery packs for camcorders, cordless phones, digital cameras, DVD players and other power supply devices.

In August 2007, Audiovox Germany acquired certain assets of Incaar Limited, a U.K. business that specializes in rear seat electronics systems.

In March 2007, Audiovox Germany acquired the stock of Oehlbach, a European market leader in the accessories business.

In January 2007, we acquired certain assets and liabilities of Thomson’s Americas consumer electronics accessory business which included the rights to the RCA Accessories brand for consumer electronics accessories.

Refer to Note 2 “Business Acquisitions” of the Notes to Consolidated Financial Statements for additional information regarding the Fiscal 2010 acquisitions.

Divestitures (Discontinued Operations)

On November 7, 2005, we completed the sale of our majority owned subsidiary, Audiovox Malaysia (“AVM”) to the then current minority interest shareholder due to increased competition from non-local OEM’s and deteriorating credit quality of local customers. This divestiture has been presented as discontinued operations.  Refer to Note 3 “Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information regarding the aforementioned divestiture.

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

The key elements of our strategy are as follows:

Capitalize on the Audiovox family of brands.  We believe the "Audiovox" portfolio of brands is one of our greatest strengths and offers us significant opportunity for increased market penetration. To further benefit from the Audiovox portfolio of brands, we continue to invest and introduce new products using our brand names, in addition to seeking opportunities to license our products.

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

Continue to outsource manufacturing to increase operating leverage.  A key component of our business strategy is outsourcing the manufacturing of the majority of our products, which allows us to deliver the latest technological advances without the fixed costs associated with manufacturing.

Monitor operating expenses.  We maintain continuous focus on evaluating the current business structure in order to create operating efficiencies, including investments in management information systems, with the primary goal of increasing operating income.

Industry

We participate in selected product categories in the mobile, consumer and accessory electronics markets. The mobile and consumer electronics and accessory industries are large and diverse and encompass a broad range of products. This industry offers the ability to specialize in niche product markets. The introduction of new products and technological advancements are the major growth drivers in the electronics industry.  Based on this, we continue to introduce new products across all product lines, with an increased focus on niche product offerings.

Products

The Company currently reports sales data for the following two product categories:

Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead, headrest and portable mobile video systems,
▪	autosound products including radios, speakers, amplifiers and CD changers,
▪	satellite radios including plug and play models and direct connect models,
▪	automotive security and remote start systems,
▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	home and portable stereos,
▪	digital multi-media products such as personal video recorders and MP3 products,
▪	camcorders,
▪	clock-radios,
▪	digital voice recorders,
▪	home speaker systems,
▪	portable DVD players,
▪	digital picture frames, and
▪	e-readers.

Accessories products include:

▪	High-Definition Television (“HDTV”) antennas,
▪	Wireless Fidelity (“WiFi”) antennas,
▪	High-Definition Multimedia Interface (“HDMI”) accessories,
▪	home electronic accessories such as cabling,
▪	other connectivity products,
▪	power cords,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	iPod specialized products,
▪	wireless headphones,
▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,
▪	power supply systems,
▪	electronic equipment cleaning products, and
▪	set-top boxes.

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

Net sales by product category, gross profit and net assets are as follows:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Electronics	$375,021	$449,433	$437,018
Accessories	175,674	153,666	154,337
Total net sales	$550,695	$603,099	$591,355

Gross profit	$106,751	$100,268	$111,328
Gross margin percentage	19.4%	16.6%	18.8%

Total assets	$488,978	$461,296	$533,036

Licensing and Royalties

We have various license and royalty programs with manufacturers, customers and other electronic suppliers. Such agreements entitle us to receive license and royalty income for the use of Audiovox brands on products sold by the licensees without adding any significant costs. Depending on the terms of each agreement, income is based on either a fixed amount per unit or percentage of net sales. Current license and royalty agreements have duration periods, which range from 1 to 20 years, whereas other agreements are in perpetuity and certain agreements may be renewed at termination of the agreement.

License and royalty income is recorded upon sale to the end-user and amounted to $4,453, $4,430 and $2,190 for the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively.

Distribution and Marketing

We sell our products to:

•	power retailers,
•	mass merchants,
•	regional chain stores,
•	specialty and internet retailers,
•	independent 12 volt retailers,
•	distributors,
•	new car dealers,
•	vehicle equipment manufacturers (OEM), and
•	the U.S. military.

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Motor Company, Chrysler, General Motors Corporation, Toyota, Kia, Mazda, BMW, Subaru and Porsche. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 9% of net sales for the years ended February 28, 2010, February 28, 2009 and February 29, 2008.

Our five largest customers represented 36% of net sales during the years ended February 28, 2010 and February 28, 2009, and 25% for the year ended February 29, 2008, respectively. During the year ended February 28, 2010, two customers accounted for approximately 28% of net sales and in February 28, 2009, one customer accounted for approximately 22% of the Company’s net sales. However during the year ended February 29, 2008, no single customer accounted for more than 10% of net sales.

We also provide value-added management services, which include:

•	product design and development,
•	engineering and testing,
•	sales training and customer packaging,
•	in-store display design,
•	installation training and technical support,
•	product repair services and warranty,
•	nationwide installation network,
•	warehousing, and
•	specialized manufacturing.

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

Utilizing our company-owned and third party facilities in the United States, Europe and Asia, we work closely with customers and suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically-advanced and high quality products.  Our Hauppauge, New York and Troy, Michigan facilities are ISO 14001:2004 and/or ISO/TS 16949:2002 certified, which requires the monitoring of quality standards in all facets of business.

We are committed to providing product warranties for all our product lines, which generally range from 90 days up to the life of the vehicle for the original owner on some automobile-installed products. To support our warranties, we have independent warranty centers throughout the United States, Canada, Mexico, Central America, Puerto Rico, Europe and Venezuela.  Our customer service group along with our Company websites, provide product information, answer questions and serve as technical hotlines for installation help for end-users and customers.

Suppliers

We work directly with our suppliers on industrial design, feature sets, product development and testing in order to ensure that our products are manufactured to our design specifications.

We purchase our products from manufacturers principally located in several Pacific Rim countries, including China, Hong Kong, Indonesia, Malaysia, South Korea, Taiwan and Singapore, as well as the United States, Canada and Mexico. In selecting our manufacturers, we consider quality, price, service, reputation and financial stability. In order to provide coordination and supervision of supplier performance such as price negotiations, delivery and quality control, we maintain buying and inspection offices in China and Hong Kong.  We consider relations with our suppliers to be good and alternative sources of supply are generally available within 120 days.  We do not have long-term contracts with our suppliers and we generally purchase our products under short-term purchase orders.  Although we believe that alternative sources of supply are currently available, an unplanned shift to a new supplier could result in product delays and increased cost, which may have a material impact on our operations.

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features as well as price are the major competitive factors within the electronics industry.  Our Mobile Electronic products compete against factory-supplied products, including those provided by, among others, General Motors, Ford and Chrysler.  Our Mobile Electronic products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Directed Electronics, Autopage, Rosen, Myron and Davis, Coby, Phillips, Insignia, and Pioneer. Our Accessories and Consumer Electronics product lines compete against major companies such as Sony, Phillips, Coby, Emerson Radio, Jasco and Belkin.

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

Employees

As of February 28, 2010, we employed approximately 970 people worldwide.  We consider our relations with employees to be good and no employees are covered by collective bargaining agreements.

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

Sales Category Dependent on Economic Success of Automotive Industry.

A portion of our OEM sales are to American automobile manufacturers, specifically Chrysler, General Motors and Ford. Some of these OEM manufacturers have entered plans to reorganize their operations as a result of general economic conditions. If they are not successful in their reorganization, it could have a material adverse effect on a portion of our OEM business.

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

We Depend on a Small Number of Key Customers for a Large Percentage of Our Sales

The electronics industry is characterized by a number of key customers. Specifically 36%, 36% and 25% of our sales were to five customers in fiscal 2010, 2009 and 2008, respectively. The loss of one or more of these customers could have a material adverse impact on our business.

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

Since We Do Not Manufacture All Our Products, We Depend on Our Suppliers to Provide Us with Adequate Quantities of High Quality Competitive Products on a Timely Basis.

We do not manufacture all our products, and we do not have long-term contracts with our suppliers. Most of our products are imported from suppliers under short-term purchase orders. Accordingly, we can give no assurance that:

•	our supplier relationships will continue as presently in effect,
•	our suppliers will not become competitors,
•	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us,
•	we will be able to obtain adequate alternatives to our supply sources should they be interrupted,
•	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers,
•	our suppliers have sufficient financial resources to fulfill their obligations, and
•	our suppliers will be able to obtain raw materials and labor necessary for production.

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

We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have experienced significant social, political and economic upheaval over the past several years. Due to the large concentrations of our purchases in Pacific Rim countries, particularly China, Hong Kong, South Korea, Malaysia and Taiwan, any adverse changes in the social, political, regulatory and economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete or face selling price reductions before we can sell our inventory.

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

Goodwill and other intangible assets recorded on our balance sheet as of February 28, 2010 was $104,615.  We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. During Fiscal 2009, the Company recorded an impairment charge of $38,814 as a result of its impairment review (see Note 1(k)). Changes in our operating performance or business conditions, in general, could result in an impairment of goodwill, if applicable, and/or other intangible assets, which could be material to our results of operations.

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

We Are Responsible for Product Warranties and Defects.

Even though we outsource manufacturing, we provide warranties for all of our products for which we have provided an estimated liability. Therefore, we are highly dependent on the quality of our suppliers’ products.

Our Capital Resources May Not Be Sufficient to Meet Our Future Capital and Liquidity Requirements.

We believe that we currently have sufficient resources to fund our existing operations for the foreseeable future. However, we may need additional capital to operate our business if:

•	market conditions change,
•	our business plans or assumptions change,
•	we make significant acquisitions, or
•	we need to make significant increases in capital expenditures or working capital.

Our Stock Price Could Fluctuate Significantly.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	operating results being below market expectations,
•	announcements of technological innovations or new products by us or our competitors,
•	loss of a major customer or supplier,
•	changes in, or our failure to meet, financial estimates by securities analysts,
•	industry developments,
•	economic and other external factors,
•	general downgrading of our industry sector by securities analysts,
•	inventory write-downs, and
•	ability to integrate acquisitions.

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

Other Risks

Other risks and uncertainties include:

•	changes in U.S federal, state and local law,
•	our ability to implement operating cost structures that align with revenue growth,
•	trade sanctions against or for foreign countries,
•	successful integration of business acquisitions and new brands in our distribution network,
•	compliance with the Sarbanes-Oxley Act, and
•	compliance with complex financial accounting and tax standards.

Item 1B-Unresolved Staff Comments

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2-Properties

Our Corporate headquarters is located at 180 Marcus Blvd. in Hauppauge, New York.  In addition, as of February 28, 2010, the Company leased a total of 26 operating facilities or offices located in 12 states as well as Germany, China, Malaysia, Canada, Venezuela, Mexico, Hong Kong and England. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease.  These facilities are located in Arkansas, Florida, Georgia, New York, Ohio, Nevada, Mississippi, Virginia, Illinois, Indiana, Michigan and Massachusetts. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Mississippi, Illinois, Indiana, Mexico, Germany and Canada.

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

Item 4-Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended February 28, 2010.

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market Information

The Class A Common Stock of Audiovox is traded on the Nasdaq Stock Market under the symbol "VOXX".   The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2010	High	Low
First Quarter	$6.45	$2.13
Second Quarter	7.98	5.55
Third Quarter	7.91	6.08
Fourth Quarter	7.49	6.29

Year ended February 28, 2009	High	Low
First Quarter	$11.16	$8.45
Second Quarter	11.00	7.57
Third Quarter	10.45	3.36
Fourth Quarter	6.56	2.80

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

Holders

There are approximately 827 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the “Program”).  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A Common Stock in the open market in connection with the Program.  As of February 28, 2010, the cumulative total of acquired shares pursuant to the program was 1,818,967, with a cumulative value of $18,386 reducing the remaining authorized share repurchase balance to 1,744,033.  During the year ended February 28, 2010, the Company did not purchase any shares.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our common Class A common stock during a period commencing on February 28, 2005 and ending on February 28, 2010 with the cumulative total return of the Nasdaq Stock Market (US) Index and our SIC Code Index, during such period.

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

					Three
	Year	Year	Year	Year	Months	Years
	Ended	Ended	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 29,	February 28,	February 28,	November 30,
	2010 (6)	2009	2008 (5)	2007 (4)	2006	2005 (3)
Consolidated Statement of Operations Data

Net sales (1)	$550,695	$603,099	$591,355	$456,690	$103,050	$539,716
Operating income (loss) (1)	3,760	(53,443)	4,422	(5,077)	(3,159)	(27,690)
Net income (loss) from continuing operations (1)	22,483	(71,029)	6,746	3,692	367	(6,687)
Net income (loss) from discontinued operations (2)	-	-	1,719	(756)	(184)	(2,904)
Net income (loss)	$22,483	$(71,029)	$8,465	$2,936	$183	$(9,591)

Net income (loss) per common share from continuing operations:
Basic	$0.98	$(3.11)	$0.29	$0.16	$0.02	$(0.30)
Diluted	$0.98	$(3.11)	$0.29	$0.16	$0.02	$(0.30)
Net income (loss) per common share:
Basic	$0.98	$(3.11)	$0.37	$0.13	$0.01	$(0.43)
Diluted	$0.98	$(3.11)	$0.37	$0.13	$0.01	$(0.43)

			As of			As of
	As of February 28,		February 29,	As of February 28,		November 30,
	2010	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data

Total assets	$488,977	$461,296	$533,036	$499,120	$466,012	$485,864
Working capital	239,787	241,080	275,787	305,960	340,564	340,488
Long-term obligations	32,176	31,651	27,260	22,026	18,385	18,425
Stockholders' equity	364,262	340,502	423,513	404,362	400,732	401,157

(1)	Amounts exclude the financial results of discontinued operations (see Note 3 of the Notes to Consolidated Financial Statements).
(2)	2005 amount reflects the divestiture of Malaysia.
(3)	2005 amounts reflect the acquisition of Terk.
(4)	2007 amounts reflect the acquisition of Thomson Accessory business.
(5)	2008 amounts reflect the acquisition of Oehlbach, Incaar, Technuity and Thomson A/V.
(6)	2010 amounts reflect the acquisition of Schwaiger and Invision (see Note 2 of the Notes to Consolidated Financial Statements).

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations  ("MD&A")

This section should be read in conjunction with the “Cautionary Statements” and “Risk Factors” in Item 1A of Part I, and Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data.”

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2010 compared to the years ended February 28, 2009 and February 29, 2008. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources, including Contractual and Commercial Commitments”.  We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

Segment

We have determined that we operate in one reportable segment, the Electronics Group, based on review of ASC 280 “Segment Reporting” (“ASC 280”).  The characteristics of our operations that are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers, suppliers and product developers across multiple brands, our unified marketing and distribution strategy, our centralized inventory management and logistics, and the nature of the financial information used by our Executive Officers.  Management reviews the financial results of the Company based on the performance of the Electronics Group.

Outlook

The Company’s domestic and international business is subject to retail industry conditions and the sales of new and used vehicles. The current worldwide economic condition has adversely impacted consumer spending and vehicle sales. If the global macroeconomic environment continues to be weak or deteriorates further, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset the current market condition, the Company has reduced its operating expenses and has been introducing new product to obtain a greater market share. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2011 and 2012.

Business Overview and Strategy

Audiovox Corporation ("Audiovox", "We", "Our", "Us" or "Company") is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries.  We conduct our business through eleven wholly-owned subsidiaries.  Audiovox has a broad portfolio of brand names used to market our products as well as private labels through a large domestic and international distribution network.  We also function as an OEM (“Original Equipment Manufacturer”) supplier to several customers.

Over the last several years, we have focused on our intention to acquire synergistic businesses with the addition of seven new subsidiaries.  These subsidiaries helped us to expand our core business and broaden our presence in the accessory and OEM markets.  Our most recent acquisition of Invision has provided the opportunity to enter the manufacturing arena.  Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry.

Although we believe our product groups have expanding market opportunities, there are certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions.  Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

Acquisitions

We have acquired and integrated several acquisitions which are outlined in the Acquisitions section of Part I and presented in detail in Note 2.

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

Net Sales Growth

Net sales over a five-year period have declined 2.3% from $563,653 for the year ended November 30, 2004 to $550,695 for the year ended February 28, 2010.  During this period, our sales were impacted by the following items:

•	The discontinuance of various high volume/low margin product lines such as navigation, GMRS radios and flat-panel TV’s,
•	volatility in core mobile, consumer and accessories sales due to increased competition, lower selling prices and the decline in the national and global economy.

Partially offset by:

•	the introduction of new products and lines such as portable DVD players, satellite radio, digital antennas and mobile multi-media devices,
•	acquisition of Invision’s mobile entertainment business,
•	acquisition of Schwaiger’s accessory business,
•	acquisition of Thomson’s Americas consumer electronics accessory business,
•	acquisition of Oehlbach’s accessory business,
•	acquisition of Incaar’s OEM business,
•	acquisition of Technuity’s accessory business,
•	acquisition of Thomson’s audio/video business,
•	acquisition of Terk Technologies,
•	acquisition of Recoton and growth in Jensen sales.

Critical Accounting Policies and Estimates

General

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. The significant accounting policies and estimates which we believe are the most critical in fully understanding and evaluating the reported consolidated financial results include the following:

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

Sales Incentives

We offer sales incentives to our customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates and  (4) other trade allowances.  We account for sales incentives in accordance with ASC 605-50 “Customer Payments and Incentives” (“ASC 605-50”). Except for other trade allowances, all sales incentives require the customer to purchase our products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a check.  All costs associated with sales incentives are classified as a reduction of net sales, and the following is a summary of the various sales incentive programs:

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

Other trade allowances are additional sales incentives that we provide to customers subsequent to the related revenue being recognized. In accordance with ASC 605-50, we record the provision for these additional sales incentives at the later of when the sales incentive is offered or when the related revenue is recognized. Such additional sales incentives are based upon a fixed percentage of the selling price to the customer, a fixed amount per unit, or a lump-sum amount.

The accrual balance for sales incentives at February 28, 2010 and February 28, 2009 was $10,606 and $7,917, respectively.  Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

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

For the years ended February 28, 2010, February 28, 2009 and February 29, 2008, reversals of previously established sales incentive liabilities amounted to $2,559, $4,083 and $4,108, respectively. These reversals include unearned and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Reversals of unearned sales incentives for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 amounted to $1,369, $1,664 and $1,970, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Reversals of unclaimed sales incentives for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 amounted to $1,190, $2,419 and $2,138 , respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  We record charges for estimated credit losses against operating expenses and charges for price adjustments against net sales in the consolidated financial statements. The reserve for estimated credit losses at February 28, 2010 February 28, 2009 was $5,742 and $7,361, respectively. While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Since our accounts receivable are concentrated in a relatively few number of large customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

Inventories

We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. We regularly review inventory quantities on-hand and record a provision, in cost of sales, for excess and obsolete inventory based primarily from selling price reductions subsequent to the balance sheet date, indications from customers based upon current negotiations, and purchase orders. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  During the years ended February 28, 2010, February 28, 2009 and February 29, 2008, we recorded inventory write-downs of $2,972, $13,818 and $4,925, respectively.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, which consists of the excess cost over fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks and customer relationships) amounted to $104,615 at February 28, 2010 and $88,524 at February 28, 2009.  Goodwill and other intangible assets are determined in accordance with ASC 805 “Business Combinations” (“ASC 805”) and ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”), see Goodwill and Other Intangible Assets (Note 1(k)).

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

On an annual basis, or as needed for a triggering event, we test goodwill and other indefinite lived intangible assets for impairment (see Note 1(k)). To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. Additionally, we may evaluate our recorded intangible assets with the assistance of a third-party valuation firm, as necessary.   All reports and conclusions are reviewed by management who have ultimate responsibility for their content.  For Fiscal 2010, management determined that its intangible assets were not impaired. The goodwill balance was fully attributable to the preliminary allocation of the purchase price of Invision and as such not deemed to be repaired. For Fiscal 2009, the Company recorded impairment charges of $28,838 and $9,976 for goodwill and other intangible assets, respectively.

Determining whether impairment of indefinite lived intangibles has occurred requires an analysis of each identifiable asset. If estimates used in the valuation of each identifiable asset proved to be inaccurate based on future results, there could be additional impairment charges in subsequent periods.

Warranties

We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs, in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $7,853 and $7,779 at February 28, 2010 and February 28, 2009, respectively.  While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

As discussed further in “Notes to Consolidated Financial Statements – Note 1(t) Accounting for Stock-Based Compensation,” we adopted ASC 718, (formerly FAS No. 123(R)) on December 1, 2005 using the modified prospective method.  Through November 30, 2005 we accounted for our stock option plans under the intrinsic value method and as a result no compensation costs had been recognized in our historical consolidated statements of operations.

We have used and expect to continue to use the Black-Sholes option pricing model to compute the estimated fair value of stock-based awards.  The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates.  The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards.  As a result, if other assumptions or estimates had been used for options granted in the current and prior periods, the stock-based compensation expense of $1,138 that was recorded for the year ended February 28, 2010 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

We account for income taxes in accordance with the guidance issued under Statement ASC 740, "Income Taxes" with consideration for uncertain tax positions.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  We decrease the valuation allowance when, based on the weight of available evidence, it is more likely than not that the amount of future tax benefit will be realized.  During Fiscal 2009, the Company provided a valuation allowance against substantially all of its deferred tax assets.  During Fiscal 2010, the Company recorded an income tax benefit through a reduction of its valuation allowance of $10.1 million in connection with its ability to carryback certain net operating losses as a result of new legislation enacted during Fiscal 2010.  Any further decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Since March 1, 2007, the Company accounted for uncertain tax positions in accordance with the authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on tax returns should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company provides loss contingencies for federal, state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, which if different, may materially impact the Company’s financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of income tax expense (benefit) on the consolidated statement of operations.

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the consolidated balance sheets at February 28, 2010 and February 28, 2009 and the consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the years ended February 28, 2010, February 28, 2009 and February 29, 2008. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 28, 2010 with the audited years ended February 28, 2009, and February 29, 2008. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

Year Ended February 28, 2010 Compared to the Years Ended February 28, 2009 and February 29, 2008

Continuing Operations

The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2010 (“Fiscal 2010”), February 28, 2009 (“Fiscal 2009”) and February 29, 2008 (“Fiscal 2008”).

Net Sales

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Electronics	$375,021	$449,433	$437,018
Accessories	175,674	153,666	154,337
Total net sales	$550,695	$603,099	$591,355

Fiscal 2010

Electronics sales, which include both mobile and consumer electronics declined $74,412 in Fiscal 2010. The Company had anticipated the decline based on economic conditions and adjusted its inventory positions accordingly. In Fiscal 2009, the Company announced its decision to exit various high volume/low profit product categories including flat-panel TV’s, portable navigation, GMRS and certain digital picture frames. In Fiscal 2010, only residual inventories were sold. The Company chose not to participate in a number of seasonal promotions in both the digital and portable DVD categories due to insufficient margins. We partially offset these declines through increased satellite sales as a result of a new agreement with Sirius/XM and the introduction of our Flo-TV product line.

Accessories sales increased $22,008 due to the Schwaiger acquisition and the introduction of new products and new customers. These increases were partially offset by lower digital antennae sales caused by high load-ins in Fiscal 2009.

Fiscal 2009

Electronics sales increased in Fiscal 2009 as compared to Fiscal 2008 primarily as a result of higher sales of consumer electronics products, particularly new product categories under the RCA brand, increases in the Company’s OEM business and, in its International operations in Venezuela and Mexico as compared to the prior year. Offsetting this increase were lower sales of mobile electronics products as a result of the local economic downturn, lower car sales and the financial difficulties of the automakers, which intensified in the fourth quarter of Fiscal 2009.

Accessories sales for Fiscal 2009 were down primarily due to the overall economic environment.

Sales incentive expenses were $27,070, $19,794 and $24,651 for Fiscal 2010, 2009 and 2008, respectively, which included reversals for unclaimed and unearned sales incentives of $2,559, $4,083 and $4,108, respectively. We believe the reversal of unearned and earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unearned and earned but unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Gross profit	$106,751	$100,268	$111,328
Gross margin percentage	19.4%	16.6%	18.8%

Fiscal 2010

Gross margins for Fiscal 2010 increased 280 basis points due to the introduction of new products, the Company’s Schwaiger acquisition, improvement in inventory provisions related to obsolescence, and the absence of inventory write-downs associated with the exit of our portable navigation category during Fiscal 2009. As a result of our cost-containment efforts, we have lowered our inventory handling costs.

Fiscal 2009

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

Operating Expenses and Operating Income / (Loss)

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Operating Expenses:
Selling	$30,147	$33,505	$35,703
General and administrative	63,063	70,870	61,220
Goodwill and intangible asset impairment	-	38,814	-
Engineering and technical support	9,781	10,522	9,983
Total Operating Expenses	$102,991	$153,711	$106,906

Operating income (loss)	$3,760	$(53,443)	$4,422

Fiscal 2010

Operating expenses decreased $50,720 in Fiscal 2010 as compared to Fiscal 2009. The decrease in total operating expenses for the comparable periods was primarily due to the absence of the goodwill and intangible asset charge of $38,814 in Fiscal 2009. Further decreases were realized through the overhead reduction program and cost containment efforts the Company instituted in the second half of Fiscal 2009, which included a one time charge of approximately $1 million related to these efforts. These programs addressed cost containment in all areas of the Company. Overall employee headcount was reduced by approximately 18% prior to the Schwaiger and Invision acquisitions. Additional  savings were realized in the majority of the Company’s expense categories including advertising, occupancy, employee benefits, professional fees and travel and entertainment. Bad debt expense decreased for the comparable periods as a result of lower provisions recorded due to reversals associated with improved customer positions. Expenses for Fiscal 2010 were impacted by approximately $5,640 by the incremental costs associated with the issuance of stock options and warrants and the acquisition of the Schwaiger and Invision operations during the second half of the year. In the fourth quarter, the Company returned the 10% temporary salary reduction to all employees below the level of vice president. Executive management elected not to participate. The Company continues to review and analyze its overhead in relationship to its revenue. If necessary, further revisions to our overhead structure will be implemented.

Fiscal 2009

Operating expenses increased $46,805 in Fiscal 2009 as compared to Fiscal 2008 primarily due to the goodwill and intangible asset impairment charge of $38,814; an increase in professional fees of $4,600 associated with legal settlements, patent and royalty suits, increased audit fees and the anticipated cost of a credit card breach; incremental salary expenses of approximately $4,100 as a result of acquisitions and severance payments and a benefit in the prior year for an employee call option; bad debt expenses as a result of general economic conditions and the bankruptcy of an automotive customer; and incremental depreciation and amortization of $1,500 due to acquisitions and new IT systems.  Partially offsetting these increases were reductions in executive compensation, insurance and the absence of transitional services associated with the prior year’s acquisitions which were fully integrated.

Other Income/(Expense)

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Interest and bank charges	$(1,556)	$(1,817)	$(2,127)
Equity in income of equity investees	1,657	975	3,590
Other, net	7,294	(1,669)	4,709
Total other income	$7,395	$(2,511)	$6,172

Fiscal 2010

Other income increased $9,906 primarily as a result of a $5,400 gain from the Company’s Schwaiger acquisition, and the absence of charges associated with a vendor bankruptcy in the prior year, and a gain recorded on a foreign exchange contract, partially offset by an other-than-temporary impairment on an equity investment of the Company.

Interest and bank charges decreased due to the reduction of debt in our international subsidiaries.

Equity in income of equity investees increased due to increased equity income of Audiovox Specialized Applications, Inc. (ASA) as a result of cost containment efforts and improved sales.

Fiscal 2009

Other income decreased due to a decline in interest income as a result of a decline in our short-term investment holdings  as a result of the prior year’s acquisitions, seasonality of current working capital requirements, a decline in rates experienced on the Company’s investments and the gains on the sale of a portion of our marketable equity securities during Fiscal 2008.

Other expenses increased approximately $6,400 primarily as a result of a charge resulting from the bankruptcy of a vendor and  the discount experienced on the sale of tax credits in our Venezuelan subsidiary.

Interest and bank charges decreased due to the reduction of debt in our international subsidiaries.

Equity in income of equity investees decreased due to decreased equity income of Audiovox Specialized Applications, Inc. (ASA) as a result of decreased sales and gross margins related to the commercial, RV and marine industries due to the current economic conditions.

Income Tax Provision

The effective tax rate in Fiscal 2010 was an income tax benefit of (101.5)% on a pre-tax income from continuing operations of $11,155 as compared to a provision of 27.0% on a pre-tax loss of ($55,954) from continuing operations in the prior year. The decrease in the effective tax rate is due to the Company’s ability to record an income tax benefit through a reduction of its valuation allowance of $10.1 million in connection with the carryback of certain net operating losses as a result of new legislation enacted in Fiscal 2010 and the recognition of $4.6 million of uncertain tax positions as the result of the expiration of various statute of limitations.

The effective tax rate in Fiscal 2009 was a provision of 27.0% on a pre-tax loss from continuing operations of ($55,954) as compared to a provision of 36.3% on a pre-tax income of $10,595 from continuing operations in the prior year. The increase in the effective tax rate is due to impairment of non-deductible goodwill and the provision of a valuation allowance against the deferred tax assets as the Company does not believe that it will realize its deferred tax assets on a more-likely-than-not basis.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income (loss) and basic and diluted net income (loss) per common share :

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Operating income (loss)	$3,760	$(53,443)	$4,422
Other income (loss), net	7,395	(2,511)	6,172
Income (loss) from continuing operations before income taxes	11,155	(55,954)	10,594
Income tax benefit (expense)	11,328	(15,075)	(3,848)
Net income (loss) from continuing operations	22,483	(71,029)	6,746
Net income from discontinued operations, net of tax	-	-	1,719
Net income (loss)	$22,483	$(71,029)	$8,465

Net income (loss) per common share:
Basic	$0.98	$(3.11)	$0.37
Diluted	$0.98	$(3.11)	$0.37

In Fiscal 2010, net income was favorably impacted by the bargain purchase gain of $5,400 related to the Company’s acquisition of Schwaiger and the net tax benefits of approximately $11,200 as a result of an income tax refund of approximately $10,000 and reversal of uncertain tax positions. During Fiscal 2009, the Company was impacted by several non-standard charges related to the economy, market conditions, customers and other events as outlined in the Annual Report for Fiscal 2009. Net income (loss) was also favorably impacted by sales incentive reversals of $2,559 ($0 after taxes), $4,083 ($0 after taxes) and $4,108 ($2,506 after taxes) in Fiscal 2010, 2009 and 2008, respectively.

During Fiscal 2008, the Company recorded pre-tax income of $3,248 ($1,719 after taxes) recorded in discontinued operations related to the settlement of a lawsuit.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2010, we had working capital of $239,787 which includes cash and cash equivalents of $69,511 compared with working capital of $241,080 at February 28, 2009, which included cash and cash equivalents of $69,504.  During the fiscal year, the Company acquired two businesses with cash payments of approximately $14,657. This was offset by a tax refund receive during the year related to the Worker Homeownership and Business Assistance Act of 2009 and the net reduction from accounts receivable and inventory movements.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.   The following table summarizes our cash flow activity for all periods presented:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Cash provided by (used in):
Operating activities	$28,222	$30,006	$(64,691)
Investing activities	(25,009)	(3,991)	93,465
Financing activities	(1,222)	4,655	(5,241)
Effect of exchange rate changes on cash	(1,984)	(507)	335
Net increase (decrease) in cash and cash equivalents	$7	$30,163	$23,868

Operating activities provided cash of $28,222 for Fiscal 2010 from: i) net income generated from continuing operations of $22,483, net of non-cash charges for a gain on a bargain purchase of $5,447, depreciation and amortization of $7,694, and deferred income tax expense of $1,594; ii) decreased inventory due to improved inventory turns;  and iii) increased accounts payable and accrued expenses due to the timing and payment of invoices and expenses.

Investing activities used cash of $25,009 during Fiscal 2010, primarily due to the purchase of Schwaiger and Invision, capital expenditures, and a bond investment partially offset by distributions from an equity investee.

Financing activities used cash of $1,222 during Fiscal 2010, primarily from the repayment of bank obligations.

As of February 28, 2010, we had a domestic credit line to fund the temporary short-term working capital needs of the Company.  This line expired on March 31, 2010 and allowed aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line was not renewed and replaced by a $15,000 three-year facility at an interest rate of LIBOR plus 3.5%. In addition, Audiovox Germany has accounts receivable factoring arrangements totaling 23,000 Euro, a 5,000 Euro Asset-Based Lending (“ABL”) credit facility and a 2,000 credit line.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At February 28, 2010, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$10,407	$521	$1,109	$1,147	$7,630
Operating leases (2)	22,990	4,903	6,452	4,295	7,340
Total contractual cash obligations	$33,397	$5,424	$7,561	$5,442	$14,970

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$1,703	$1,703	$-	$-	$-
Stand-by letters of credit (4)	1,294	1,294	-	-	-
Commercial letters of credit (4)	319	319	-	-	-
Debt (5)	12,996	6,383	6,613	-	-
Contingent earn-out payments (6)	9,760	3,296	4,171	2,201	92
Unconditional purchase obligations (7)	76,580	76,580	-	-	-
Total commercial commitments	$102,652	$89,575	$10,784	$2,201	$92

(1)
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $82 and $5,449, respectively at February 28, 2010.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the Audiovox Germany factoring agreement at February 28, 2010 and a short-term loan related to the purchase of Invision.

(4)
Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.  We also issue standby letters of credit to secure certain bank obligations and insurance requirements.

(5)
Represents amounts outstanding under term loan agreements in connection with the Oehlbach and Invision acquisitions.  This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.

(6)	Represents contingent payments in connection with the Thomson Accessory and Oehlbach acquisitions (see Note 2 of the Consolidated Financial Statements).

(7)
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

Impact of Inflation and Currency Fluctuation

To the extent that we expand our operations into Europe, Canada, Latin America and the Pacific Rim, the effects of inflation and currency fluctuations could impact our financial condition and results of operations.  While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations.  In the fourth quarter of Fiscal 2010, our German subsidiary entered into certain forward contracts to hedge the currency exposure for its U.S. dollar denominated assets, liabilities and future commitments.  The Company minimized the risk of nonperformance on the forward contract by transacting with a major financial institution in the European market.  The gains or losses associated with these foreign exchange contracts are evaluated and recorded, as applicable, on the measurement date as the contracts are not specifically connected to any assets, liabilities or future commitments.  As of February 28, 2010, the notional amount of foreign exchange contracts was $14,000.  A transaction gain of $753 was recorded during the fourth quarter of Fiscal 2010.

On Friday, January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar fuerte) and move to a two tier exchange structure, 2.60 for essential goods and 4.30 for non-essential goods and services.  Although products sold by our Venezuelan operation are expected to be classified as non-essential, the Company has certain US dollar denominated assets and liabilities for which the 2.60 rate has been applied.  During the fourth quarter of Fiscal 2010, the Company recorded approximately a $3 loss through other comprehensive income associated with the devaluation.

Effective January 1, 2010, according to the guidelines in ASC 830, Venezuela has been designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company will transition to hyper-inflationary accounting on March 1, 2010.

Seasonality

We typically experience seasonality in our operations. We generally sell a substantial amount of our products during September, October and November due to increased promotional and advertising activities during the holiday season.  Our business is also significantly impacted by the holiday season and electronic trade shows in December and January.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to UTStarcom for monthly payments of $46 until November 1, 2009.  We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending February 28, 2015 are $6,569.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 1(w) to our consolidated financial statements of this Annual Report on Form 10-K.

Item 7A-Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our market instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, interest rates and foreign currency exchange rates.

Marketable Securities

Marketable securities at February 28, 2010, which are recorded at fair value of $5,679, include an unrealized loss of $3,541 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $668 as of February 28, 2010. Actual results may differ. As of February 28, 2010, the Company recorded a $1,000 impairment charge on its equity holding in Bliss-tel (see Note 1(f)).

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

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  At February 28, 2010, we had translation exposure to various foreign currencies with the most significant being the Euro, Thailand Baht, Malaysian Ringgit, Hong Kong Dollar, Mexican Peso, Venezuelan Bolivar and Canadian Dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of February 28, 2010 amounts to $2,856.  Actual results may differ.

Item 8-Consolidated Financial Statements and Supplementary Data

The information required by this item begins on page 33 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2010 the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and adequately designed.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2010 excluding the controls associated with its most recent acquisitions at Schwaiger and Invision. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2010 based on the COSO criteria.

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

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2010, has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Audiovox Corporation

We have audited Audiovox Corporation (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Schwaiger GmbH (“Schwaiger”) and Invision Automobile Systems, Inc. (“Invision”), wholly owned subsidiaries, whose financial statements in the aggregate reflect total assets and revenues constituting 9 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2010. As indicated in Management’s Report, Schwaiger and Invision were acquired during the year ended February 28, 2010 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Schwaiger and Invision.

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

In our opinion, Audiovox Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Audiovox Corporation and subsidiaries as of February 28, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 28, 2010, and our report dated May 14, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
May 14, 2010

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2010 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 28, 2010, and such information is incorporated herein by reference.

PART IV

Item 15-Exhibits, Financial Statement Schedules

(1 and 2)     Financial Statements and Financial Statement Schedules.  See Index to Consolidated Financial Statements attached hereto.

(3)       Exhibits.  A list of exhibits is included subsequent to Schedule II on page S-1.

AUDIOVOX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets as of February 28, 2010 and February 28, 2009	32
Consolidated Statements of Operations for the years ended February 28, 2010, February 28, 2009 and February 29, 2008	33
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 28, 2010, February 28, 2009 and February 29, 2008	34

Consolidated Statements of Cash Flows for the years ended February 28, 2010, February 28, 2009 and February 29, 2008	36

Notes to Consolidated Financial Statements	37
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Audiovox Corporation

We have audited the accompanying consolidated balance sheets of Audiovox Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 28, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of February 28, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(w) to the consolidated financial statements, effective March 1, 2009, the Company changed its method of accounting for business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Audiovox Corporation and subsidiaries’ internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 14, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
May 14, 2010

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
February 28, 2010 and 2009
(In thousands, except share data)

	February 28,	February 28,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$69,511	$69,504
Accounts receivable, net	131,266	104,896
Inventory	102,717	125,301
Receivables from vendors	11,170	12,195
Prepaid expenses and other current assets	16,311	17,973
Income tax receivable	1,304	-
Deferred income taxes	47	354
Total current assets	332,326	330,223

Investment securities	15,892	7,744
Equity investments	11,272	13,118
Property, plant and equipment, net	22,145	19,903
Goodwill	7,389	-
Intangible assets	97,226	88,524
Deferred income taxes	515	221
Other assets	2,213	1,563
Total assets	$488,978	$461,296

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$36,126	$41,796
Accrued expenses and other current liabilities	35,790	32,575
Income taxes payable	-	2,665
Accrued sales incentives	10,606	7,917
Deferred income taxes	1,931	1,459
Bank obligations	1,703	1,467
Current portion of long-term debt	6,383	1,264
Total current liabilities	92,539	89,143

Long-term debt	6,613	5,896
Capital lease obligation	5,490	5,531
Deferred compensation	3,158	2,559
Other tax liabilities	1,219	2,572
Deferred tax liabilities	8,502	4,657
Other long term liabilities (see Note 2)	7,194	10,436
Total liabilities	124,715	120,794

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,441,712 and 22,424,212 shares issued, 20,622,905 and 20,604,460 shares outstanding at February 28, 2010 and February 28 2009, respectively	225	224
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	275,684	274,464
Retained earnings	113,996	91,513
Accumulated other comprehensive (loss) income	(7,278)	(7,325)
Treasury stock, at cost, 1,818,807 and 1,819,752 shares of Class A common stock at February 28, 2010 and February 28, 2009, respectively	(18,386)	(18,396)
Total stockholders' equity	364,263	340,502
Total liabilities and stockholders' equity	$488,978	$461,296

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended February 28, 2010 February 28, 2009 and February 29, 2008
 (In thousands, except share and per share data)

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Net sales	$550,695	$603,099	$591,355
Cost of sales	443,944	502,831	480,027
Gross profit	106,751	100,268	111,328

Operating expenses:
Selling	30,147	33,505	35,703
General and administrative	63,063	70,870	61,220
Goodwill and intangible asset impairment	-	38,814	-
Engineering and technical support	9,781	10,522	9,983
Total operating expenses	102,991	153,711	106,906

Operating income (loss)	3,760	(53,443)	4,422

Other income (expense):
Interest and bank charges	(1,556)	(1,817)	(2,127)
Equity in income of equity investee	1,657	975	3,590
Gain on bargain purchase	5,418	-	-
Other, net	1,876	(1,669)	4,709
Total other income (expenses), net	7,395	(2,511)	6,172

Income (loss) from continuing operations before income taxes	11,155	(55,954)	10,594
Income tax benefit (expense)	11,328	(15,075)	(3,848)
Net income (loss) from continuing operations	22,483	(71,029)	6,746
Net income from discontinued operations, net of tax	-	-	1,719
Net income (loss)	$22,483	$(71,029)	$8,465

Net income (loss) per common share (basic):
From continuing operations	$0.98	$(3.11)	$0.29
From discontinued operations	-	-	0.08
Net income (loss) per common share (basic)	$0.98	$(3.11)	$0.37

Net income (loss) per common share (diluted):
From continuing operations	$0.98	$(3.11)	$0.29
From discontinued operations	-	-	0.08
Net income (loss) per common share (diluted)	$0.98	$(3.11)	$0.37

Weighted-average common shares outstanding (basic)	22,875,651	22,860,402	22,853,482
Weighted-average common shares outstanding (diluted)	22,919,665	22,860,402	22,876,112

 See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended February 28, 2010, February 28, 2009 and February 29, 2008
 (In thousands, except share data)

		Class A			Accumulated		Total
		and Class B			other		Stock-
	Preferred	Common	Paid-in	Retained	comprehensive	Treasury	holders'
	Stock	Stock	Capital	Earnings	income (loss)	stock	equity

Balances at February 28, 2007	$-	$242	$271,056	$151,363	$(1,320)	$(16,979)	$404,362
Comprehensive income:
Net income	-	-	-	8,465	-	-	8,465
Foreign currency translation adjustment, net of reclassification adjustment (see disclosure below)	-	-	-	-	4,229	-	4,229
Unrealized gain on marketable securities, net of tax effect	-	-	-	-	1,938	-	1,938
Other comprehensive income	-	-	-	-	-	-	6,167
Comprehensive income	-	-	-	-	-	-	14,632
Exercise of stock options into 131,464 shares of common stock	-	4	3,144	-	-	-	3,148
Reversal of tax benefit from stock options exercised	-	-	(805)	-	-	-	(805)
Stock-based compensation expense	-	-	886	-	-	-	886
Cumulative effect of a change in accounting principles (ASC 740)	-	-	-	2,714	-	-	2,714
Purchase of 128,100 shares of treasury stock	-	-	-	-	-	(1,431)	(1,431)
Issuance of 585 shares of treasury stock	-	-	1	-	-	6	7
Balances at February 29, 2008	$-	$246	$274,282	$162,542	$4,847	$(18,404)	$423,513

Comprehensive loss:	-	-	-	-	-	-
Net loss				(71,029)			(71,029)
Foreign currency translation adjustment	-	-	-	-	(7,486)	-	(7,486)
Unrealized loss on marketable securities, net of tax effect	-	-	-		(4,686)	-	(4,686)
Other comprehensive loss	-	-	-	-	-	-	(12,172)
Comprehensive loss	-	-	-	-		-	(83,201)
Exercise of stock options into 20,000 shares of common stock	-	-	47	-	-	-	47
Tax benefit of stock options exercised	-	-	20	-	-		20
Reversal of tax benefit from stock options expired	-	-	(190)	-	-	-	(190)
Stock-based compensation expense	-	-	309		-	-	309
Issuance of 800 shares of treasury stock	-	-	(4)	-	-	8	4
Balances at February 28, 2009	$-	$246	$274,464	$91,513	$(7,325)	$(18,396)	$340,502

Audiovox Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), continued
Years Ended February 28, 2010 February 28, 2009 and February 29, 2008
 (In thousands, except share data)

		Class A			Accumulated		Total
		and Class B			other		Stock-
	Preferred	Common	Paid-in	Retained	comprehensive	Treasury	holders'
	Stock	Stock	Capital	Earnings	income (loss)	stock	equity

Comprehensive income:
Net income	-	-	-	22,483	-	-	22,483
Foreign currency translation adjustment	-	-		-	(685)		(685)
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale security included in net income	-	-	-		1,000	-	1,000
Unrealized (loss) on marketable securities, net of tax effect	-	-	-	-	(268)	-	(268)
Other comprehensive income	-	-	-	-	-	-	(953)
Comprehensive income	-	-	-	-		-	21,530
Exercise of stock options into 20,000 shares of common stock		1	84	-	-	-	85
Stock-based compensation expense	-	-	1,138	-	-		1,138
Issuance of 800 shares of treasury stock	-		(2)		-	10	8
Balances at February 28, 2010	$-	$247	$275,684	$113,996	$(7,278)	$(18,386)	$364,263

  See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 28, 2010 February 28, 2009 and February 29, 2008
(Dollars in thousands)

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$22,483	$(71,029)	$8,465
Net income from discontinued operations	-	-	(1,719)
Net income (loss) from continuing operations	22,483	(71,029)	6,746

Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	7,694	7,294	5,750
Bad debt expense	221	1,937	297
Goodwill and intangible asset impairment	-	38,709	-
Equity in income of equity investee	(1,657)	(975)	(3,590)
Distribution of income from equity investees	2,199	-	-
Deferred income tax expense (benefit), net	1,594	13,646	(1,198)
Loss on disposal of property, plant and equipment	32	4	19
Tax (benefit) expense on stock options exercised	-	(20)	805
Non-cash compensation adjustment	1,696	651	(790)
Non-cash stock based compensation expense	1,138	309	886
Realized gain on sale of investment	-	-	(1,533)
Gain on bargain purchase	(5,447)	-	-
Impairment loss on marketable securities	1,000	-	-
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(22,451)	768	(17,925)
Inventory	32,849	21,951	(19,210)
Receivables from vendors	1,176	16,838	(15,275)
Prepaid expenses and other	(1,890)	(9,214)	(3,560)
Investment securities-trading	(615)	1,863	3,167
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(6,251)	11,748	(23,387)
Income taxes payable	(5,549)	(4,474)	4,107
Net cash provided by (used in) operating activities	28,222	30,006	(64,691)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,017)	(4,606)	(7,326)
Proceeds from sale of property, plant and equipment	-	112	94
Proceeds from distribution from an equity investee	1,304	1,080	1,720
Proceeds from a liquidating distribution from an available-for-sale investment	-	-	646
Purchase of notes payable	511	-	-
Purchase of short-term investments	-	-	(33,750)
Sale of short-term investments	-	-	169,855
Sale of long-term investment	-	-	4,561
Purchase of long-term investment	(7,498)	(548)	-
Purchase of patents	348	(650)	(70)
Purchase of acquired businesses, less cash acquired	(14,657)	621	(42,265)
Net cash (used in) provided by investing activities	(25,009)	(3,991)	93,465

Cash flows from financing activities:
Borrowings from bank obligations	114	4,654	-
Repayments on bank obligations	(1,452)	-	(1,758)
Principal payments on capital lease obligation	22	(73)	(69)
Proceeds from exercise of stock options and warrants	84	46	3,148
Repurchase of Class A common stock	-	-	(1,425)
Reissue of treasury stock	10	8	-
Principal payments on debt	-	-	(4,332)
Tax expense (benefit) on stock options exercised	-	20	(805)
Net cash (used in) provided by financing activities	(1,222)	4,655	(5,241)

Effect of exchange rate changes on cash	(1,984)	(507)	335
Net increase in cash and cash equivalents	7	30,163	23,868
Cash and cash equivalents at beginning of year	69,504	39,341	15,473
Cash and cash equivalents at end of year	$69,511	$69,504	$39,341

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, excluding bank charges	$1,310	$1,224	$1,795
Income taxes (net of refunds)	$(7,838)	$3,816	$(2,316)

  See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2010
(Dollars in thousands, except share and per share data)

1)           Description of Business and Summary of Significant Accounting Policies

a)      Description of Business and Accounting Principles

Audiovox Corporation (“Audiovox", “We", "Our", "Us" or “Company") is a leading international distributor in the accessory, mobile and consumer electronics industries. With our most recent acquisition of Invision Automotive Systems, Inc. we have added manufacturing capabilities to our business model. We conduct our business through eleven wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Entretenimiento Digital Mexico, S. de C.V. (“Audiovox Mexico”), Code Systems, Inc, Schwaiger GmbH (“Schwaiger”) and Invision Automotive Systems, Inc. (“Invision”). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, IncaarTM, Invision®, Jensen®, Mac AudioTM, Magnat®, Movies2Go®, Oehlbach®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Schwaiger®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

The Company completed the divestiture of Audiovox  Malaysia on November 7, 2005.   Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

The Company’s current fiscal year began March 1, 2009 and ended on February 28, 2010.  This annual report on Form 10-K compares the financial position as of February 28, 2010 to February 28, 2009 and the results of operations for the years ended February 28, 2010, February 28, 2009 and February 29, 2008.

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

b)      Principles of Consolidation

The consolidated financial statements include the financial statements of Audiovox Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

c)      Use of Estimates

The preparation of these financial statements require the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses.  Such estimates include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, reserve for uncertain tax positions, valuation of long-lived assets, accrued sales incentives, warranty reserves, stock-based compensation, impairment assessment of investment securities, goodwill and trademarks, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Actual results could differ from those estimates.

d)       Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $69,511 and $69,504 at February 28, 2010 and February 28, 2009, respectively.  Cash amounts held in foreign bank accounts amounted to $7,089 and $8,922 at February 28, 2010 and February 28, 2009, respectively. The majority of these amounts are in excess of government insurance. The Company places its cash and cash equivalents in institutions and funds of high credit quality. We perform periodic evaluations of these institutions and funds.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

e)      Fair Value Measurements

The Company adopted authoritative guidance on “Fair Value Measurements”, as of March 1, 2008, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value.  This guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Quoted market prices in active markets for identical assets or liabilities.
Level 2- Inputs other than Level 1 inputs that are either directly or indirectly observable.
Level 3- Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at February 28, 2010:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$69,511	$69,511	$-	$-
Short-term investments
Foreign currency contract (a)	$752	$752	$-	$-
Long-term investment securities:
Marketable securities
Trading securities	$3,158	$3,158	$-	$-
Available-for-sale securities	3,821	94	-	3,727
Held-to-maturity	7,110	7,110	-	-
Total marketable securities	14,089	10,362	-	3,727
Other investment at cost (b)	1,803	-	-	-
Total long-term investment securities	$15,892	$10,362	$-	$3,727

The following table presents assets measured at fair value on a recurring basis at February 28, 2009:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$69,504	$69,504	$-	$-
Long-term investment securities:
Marketable Securities
Trading securities	$2,543	$2,543	$-	$-
Available-for-sale securities	3,727	312	-	3,415
Total marketable securities	6,270	2,855	-	3,415
Other long-term investments	1,474	-	-	-
Total long-term investment securities	$7,744	$2,855	$-	$3,415

(a)	The foreign currency contract is recorded in prepaid expenses and other current assets on the Company’s balance sheet.
(b)	There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of this investment.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

The carrying amount of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and  long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; (iii) the stated or implicit interest rate approximates the current market rates or are not materially different than market rates and (iv) are based on quoted prices in active markets.

f)      Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of February 28, 2010, the Company had the following investments:

	February 28, 2010			February 28, 2009
		Unrealized			Unrealized
	Cost	holding	Fair	Cost	holding	Fair
	Basis	gain/(loss)	Value	Basis	gain/(loss)	Value

Short-Term Investments
Foreign currency contract (a)	$752	$-	$752	$-	$-	$-
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	3,157	-	3,157	2,542	-	2,542
Available-for-sale
Cellstar	-	15	15	-	63	63
Bliss-tel	2,825	(2,745)	80	3,825	(3,575)	250
Auction Rate	4,550	(823)	3,727	4,550	(1,135)	3,415
Held-to-maturity Investment	7,445	(335)	7,110	-	-	-
Total Marketable Securities	17,977	(3,888)	14,089	10,917	(4,647)	6,270
Other Long-Term Investment	1,803	-	1,803	1,474	-	1,474
Total Long-Term Investments	19,780	(3,888)	15,892	12,391	(4,647)	7,744
Total Investments	$20,532	$(3,888)	$16,644	$12,391	$(4,647)	$7,744

(a)    The foreign currency contract is recorded in prepaid expenses and other current assets on the Company’s balance sheet.

Short-Term Investments

Short-term investments include an investment in forward exchange contracts. In the fourth quarter of Fiscal 2010, our German subsidiary entered into certain forward contracts to hedge the currency exposure for its U.S. dollar denominated assets, liabilities and future commitments.  The Company minimized the risk of nonperformance on the forward contract by transacting with a major financial institution in the European market.  The gains or losses associated with these foreign exchange contracts are evaluated and recorded, as applicable, on the measurement date as the contracts are not specifically connected to any assets, liabilities or future commitments.  As of February 28, 2010, the notional amount of foreign exchange contracts was $14,000.  A transaction gain of $753 was recorded during the fourth quarter of Fiscal 2010.

Long-Term Investment Components

Trading Securities

The Company’s trading securities consist of mutual funds, which are held in connection with the Company’s deferred compensation plan (see Note 10). Unrealized holding gains and losses on trading securities offset those associated with the corresponding deferred compensation liability.

Available-For-Sale Securities

The Company’s available-for-sale marketable securities include a less than 20% equity ownership in CLST Holdings, Inc. (“Cellstar”) and Bliss-tel Public Company Limited (“Bliss-tel”), and taxable auction rate notes which have long-term maturity dates (October 2038).

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

Unrealized holding gains and losses, net of the related tax effect (if applicable), on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

The fair value of the Cellstar and Bliss-tel investments are determined by quoted prices in active markets as they are publicly traded. The auction rate security is collateralized by student loan portfolios, which are guaranteed by the United States government. Based on the impact of the current economy on the U.S. credit markets, the Company relies on various valuation techniques for its auction rate security classified as Level 3 inputs. These analyses consider, among other items, the underlying collateral, the credit worthiness of the issuer, the timing of expected future cash flows, and when a successful auction can be expected. Whenever possible, the securities will be compared to other observable and relevant market data.

On December 13, 2004, one of the Company's former equity investments, Bliss-tel Public Company Limited ("Bliss-tel"), issued 575,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 2.48 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owned 75,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. In addition, on July 21, 2005, the Company received 22,500,000 warrants ("the warrants") which may be exercised beginning on September 29, 2006, and expire on July 17, 2012. Each warrant is exercisable into one share of Bliss-tel common stock at an exercise price of 8 baht per share.

During the year ended February 29, 2008, the Company sold 32,898,500 shares of Bliss-tel stock resulting in a gain of $1,533, which is included in other income (loss) on the accompanying consolidated statements of operations. During Fiscal 2010, Bliss-tel concluded a 4:1 reverse stock split. Accordingly, all share data has been retroactively restated.  As of February 28, 2010 the Company owns 36,250,000 shares and 22,500,000 warrants in Bliss-tel with an aggregate fair value of $250.

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. As a result of its review, the Company determined that its investment in Bliss-tel was other-than-temporarily impaired based on its market price (which has been below our cost in excess of twelve months), Bliss-tel’s recent losses, its deteriorating financial position, and conditions in the local and global economy, as well as the political environment in Thailand. This impairment relates to the approximate value of the warrants which the Company will not exercise. Furthermore, the Company does not believe that it would realize its initial investment in these warrants, via conversion or sale in the open market, within a reasonable amount of time. The Company continues to consider management’s business plan to improve its financial and commercial position which includes the repayment of Bliss-tel’s debt by selling real estate assets, raising additional capital and plans to grow their business. There is no assurance that its plans will be successful, therefore, we will continue to evaluate the circumstances impacting this investment throughout the fiscal year ending February 28, 2011.

Held-to-Maturity Investment

The Company holds a dollar-denominated Venezuelan bond issued by the Venezuelan government which matures in 2015 in the amount of $7,110. This security is classified as held-to-maturity and with the exception of an adjustment of approximately $340 associated with the country’s recent currency devaluation, the security is accounted for under the cost method.

Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $1,803 accounted for by the cost method.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

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

Accounts receivable is comprised of the following:

	February 28,	February 28,
	2010	2009

Trade accounts receivable and other	$137,793	$112,456
Less:
Allowance for doubtful accounts	5,742	7,361
Allowance for cash discounts	785	199
	$131,266	$104,896

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

i)      Inventory

The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving-average basis) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily from selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  The Company recorded inventory write-downs of $2,972, $13,818 and $4,925 for the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

Inventories by major category are as follows:

	February 28,	February 28,
	2010	2009

Raw materials	$4,428	$-
Work in process	300	-
Finished goods	97,989	125,301
Inventory, net	$102,717	$125,301

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

A summary of property, plant and equipment, net, are as follows:

	February 28,	February 28,
	2010	2009

Land	$338	$338
Buildings	6,749	6,749
Property under capital lease	6,981	6,981
Furniture, fixtures and displays	3,741	3,496
Machinery and equipment	8,637	6,791
Construction-in-progress	-	57
Computer hardware and software	26,884	22,373
Automobiles	752	661
Leasehold improvements	6,299	5,997
	60,381	53,443
Less accumulated depreciation and amortization	38,236	33,540
	$22,145	$19,903

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Furniture, fixtures and displays	5-10 years
Machinery and equipment	5-10 years
Computer hardware and software	3-5 years
Automobiles	3 years

Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases are amortized over the term of the respective lease.  Capitalized computer software costs obtained for internal use are amortized on a straight-line basis.

Depreciation and amortization of property, plant and equipment amounted to $5,713, $5,653 and $4,609 for the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,015, $1,127 and $812 for the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively. Also included in depreciation expense is  $251 of depreciation related to property under a capital lease for the years ended February 28, 2010, February 28, 2009 and February 29, 2008.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

k)      Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the excess over the fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks/tradenames and customer relationships).  Values assigned to the respective assets are determined in accordance with ASC 805 “Business Combinations” (“ASC 805”) and Statement of ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”).

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Generally, the primary valuation method used to determine the Fair Value (“FV”) of acquired businesses is the Discounted Future Cash Flow Method (“DCF”).  A five-year period is analyzed using a risk adjusted discount rate.

The value of potential intangible assets separate from goodwill are evaluated and assigned to the respective categories.  The largest categories from recent acquired businesses are Trademarks and Customer Relationships. The FV’s of trademarks acquired are determined using the Relief from Royalty Method based on projected sales of the trademarked products.  The FV’s of customer relationships are determined using the Multi-Period Excess Earnings Method which includes a DCF analysis, adjusted for a required return on tangible and intangible assets. The guidance in ASC 350, including management’s business intent for its use; ongoing market demand for products relevant to the category and their ability to generate future cash flows; legal, regulatory or contractual provisions on its use or subsequent renewal, as applicable; and the cost to maintain or renew the rights to the assets; are considered in determining the useful life of all intangible assets.  If the Company determines that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life of the asset, an indefinite life will be assigned and evaluated for impairment as indicated below.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life.

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount.  Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment.

The Company’s goodwill balance at February 28, 2010 consisted solely of preliminary goodwill associated with its recent acquisition of Invision for which the Company is in the process of completing its purchase price allocation. As such, the goodwill was not tested for impairment. For intangible assets not associated with goodwill, primarily trademarks, the Company compared the fair value of the intangible asset with its carrying amount.  To compute the fair value, various considerations were evaluated including current sales associated with these brands, management’s expectations for future sales, performance of the business group and proximity to acquisition date fair values.  At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets and there are no known restrictions on the continuation of their use.

The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. Intangible assets with indefinite lives were not deemed to be impaired at February 28, 2010. The Company recorded an impairment charge of $38.8 million in the fourth quarter of Fiscal 2009, $28.8 million related to goodwill and resulted in the entire balance being written off. The expected future cash flows related to intangible assets with definite lives exceeded their carrying values and as such, were not impaired.  The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. Intangible assets with indefinite lives were deemed to be impaired. As a result, an impairment of $9,976 was recorded. All impairment charges were reflected in pre-tax operating income on the Company’s financial statements.

Goodwill

The change in the carrying amount of goodwill is as follows:

	February 28,	February 28,
	2010	2009

Net beginning balance	$-	$23,427
Technuity purchase price allocation	-	5,411
Goodwill impairment charge	-	(28,838)
Invision purchase price allocation	7,389	-
Net ending balance	$7,389	$-

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

Other Intangible Assets

	February 28, 2010
	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames/Licenses not subject to amortization	$80,471	$-	$80,471
Customer relationships subject to amortization (5-20 years)	16,850	2,554	14,296
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	470	710
Patents subject to amortization (5-10 years)	1,684	682	1,002
License subject to amortization (5 years)	1,400	653	747
Contract subject to amortization (5 years)	1,104	1,104	-
Total	$102,689	$5,463	$97,226

	February 28, 2009
	Gross			Total Net
	Carrying		Accumulated	Book
	Value	Impairment	Amortization	Value

Trademarks/Tradenames/Licenses not subject to amortization	$83,872	$9,957	$-	$73,915
Customer relationships subject to amortization (5-20 years)	13,079	-	1,357	11,722
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	-	269	911
Patents subject to amortization (5-10 years)	1,345	-	562	783
License subject to amortization (5 years)	1,400	-	373	1,027
Contract subject to amortization (5 years)	1,104	-	938	166
Total	$101,980	$9,957	$3,499	$88,524

During the year ended February 28, 2010, the Company recorded $339 of patents subject to amortization and $6,556 and $3,770 to indefinite life and amortizing intangibles, respectively in connection with the final purchase price allocation for its Schwaiger and Invision acquisitions. The weighted-average remaining amortization period for customer relationships as of February 28, 2010 is approximately 12 years.

Amortization expense for intangible assets amounted to $1,946, $1,626 and $1,141 for the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively.  The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending February 28, 2015 is as follows:

Fiscal Year	Amount
2011	$1,959
2012	1,643
2013	1,512
2014	1,299
2015	1,299
$7,712

l)      Sales Incentives

The Company offers sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates and (4) other trade allowances.  The Company accounts for sales incentives in accordance with ASC 605-50 “Customer Payments and Incentives” (“ASC 605-50”).  Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a cash payout.  All costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
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

The accrual balance for sales incentives at February 28, 2010 and February 28, 2009 was $10,606 and $7,917, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers could have a significant impact on the sales incentives liability and reported operating results.

For the years ended February 28, 2010, February 28, 2009 and February 29, 2008, reversals of previously established sales incentive liabilities amounted to $2,559, $4,083 and $4,108, respectively. These reversals include unearned and unclaimed sales incentives. Reversals of unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unearned sales incentives for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 amounted to $1,369, $1,664 and $1,970, respectively.  Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 amounted to $1,190, $2,419 and $2,138, respectively.

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

A summary of the activity with respect to accrued sales incentives is provided below:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Opening balance	$7,917	$10,768	$7,410
Accruals	29,654	23,877	29,084
Payments	(24,406)	(22,645)	(21,618)
Reversals for unearned incentives	(1,369)	(1,664)	(1,970)
Reversals for unclaimed incentives	(1,190)	(2,419)	(2,138)
Ending balance	$10,606	$7,917	$10,768

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

m)      Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $5,420, $6,523 and $5,854 for the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively.

n)      Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $7,853 and $7,779 is recorded in accrued expenses in the accompanying consolidated balance sheets as of February 28, 2010 and February 28, 2009, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $5,205 and $6,631 is recorded as a reduction to inventory in the accompanying consolidated balance sheets as of February 28, 2010 and February 28, 2009, respectively. Warranty claims and product repair costs expense for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 were $12,931, $12,187 and $9,401, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Beginning balance	$14,410	$17,319	$9,586
Liabilities acquired during acquisitions (see Note 2)	879	-	12,848
Liabilities accrued for warranties issued	12,052	12,187	9,401
Warranty claims paid	(14,283)	(15,096)	(14,516)
Ending balance	$13,058	$14,410	$17,319

o)      Foreign Currency

Assets and liabilities of those subsidiaries and former equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" (“ASC 830”). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss). For the years ended February 28, 2010, February 28, 2009 and February 29, 2008, the Company recorded foreign currency transaction losses (gains) in the amount of $1,362, $60 and $(218), respectively.

Exchange gains and losses on inter-company balances of a long-term nature are also recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss).

On Friday, January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar fuerte) and move to a two tier exchange structure, 2.60 for essential goods and 4.30 for non-essential goods and services.  Although products sold by our Venezuelan operation are expected to be classified as non-essential, the Company has certain US dollar denominated assets and liabilities for which the 2.60 rate has been applied.  During the fourth quarter of Fiscal 2010, the Company recorded approximately a $3 loss through other comprehensive income associated with the devaluation.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

Effective January 1, 2010, according to the guidelines in ASC 830, Venezuela has been designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company will transition to hyper-inflationary accounting on March 1, 2010.

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

Uncertain Tax Positions

The Company adopted guidance included in ASC 740 “Income Taxes” (“ASC 740”) as it relates to uncertain tax positions.  The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

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

A reconciliation between the denominators of the basic and diluted income (loss) per common share are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Weighted-average number of common shares outstanding (basic)	22,875,651	22,860,402	22,853,482
Effect of dilutive securities:
Stock options and stock warrants	44,014	-	22,680
Weighted-average number of common and potential common shares outstanding (diluted)	22,919,665	22,860,402	22,876,162

Stock options and stock warrants totaling 1,221,200, 1,544,225 and 1,336,787 for the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively, were not included in the net income (loss) per common share calculation because the exercise price of these options and warrants were greater than the average market price of common stock during the period or these options and warrants were anti-dilutive due to losses during the respective periods.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

r)      Other Income (Loss)

Other income (loss) is comprised of the following:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Gain on sale of Bliss-tel investment	$-	$-	$1,533
Other-than-temporary impairment of investment in Bliss-tel marketable securities	(1,000)	-	-
Interest Income	990	1,260	3,078
Rental income	537	538	552
Other	6,767	(3,467)	(454)
Total other, net	$7,294	$(1,669)	$4,709

Other income (loss) includes a gain of $5,400 net of deferred taxes from the Company’s acquisition of its Schwaiger operation for the year ended February 28, 2010.

s)      Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 350 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

t)      Accounting for Stock-Based Compensation

The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (“ISO's”) and non-qualified stock options (“NQSO's”) to purchase shares of Class A common stock. Under the stock option plans, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A common stock on the date of grant. The options must be exercised no later than ten years after the date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A Common Stock.  As of February 28, 2010, 1,533,428 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method.

The Company granted 861,250 options in September of 2009, one-half vested on November 30, 2009 and one-half will vest on November 30, 2010, expire three years from date of vesting (November 30, 2012 and November 30, 2013, respectively), have an exercise price equal to $6.37 (the sales price of the Company’s stock on the day prior to the date of grant) have a contractual term between 3.2 and 4.2 years and a grant date fair value of $2.69 per share determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value).

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

In addition, the Company issued 17,500 warrants in September of 2009 to purchase the Company’s common stock with the same terms as those above as consideration for future legal services. Accordingly, the Company recorded additional legal expense in the amount of approximately $22 for the year ended February 28, 2010, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at February 28, 2009.

The Company granted 20,000 options during July 2009, which vested one-half on August 31, 2009 and one half on November 30, 2009, expire two years from date of vesting (August 31, 2011 and November 30, 2011, respectively), have an exercise price of $7.48 equal to the sales price of the Company’s stock on the day prior to the date of the grant, have a contractual life of 2.2 years and a grant date fair value of $2.94 per share.

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

The Company granted 197,250 options during October of 2008, which vested one-half on November 30, 2008 and one-half on February 28, 2009, expire two years from date of vesting (November 30, 2010 and February 28, 2011, respectively), have an exercise price equal to $4.83, the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term between 2.1 and 2.4 years and a grant date fair value of $1.44 per share determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value).

In addition, the Company issued 17,500 warrants during October of 2008 to purchase the Company’s common stock with the same terms as those above as consideration for future legal services. Accordingly, the Company recorded additional legal expense in the amount of approximately $26 for the year ended February 28, 2009, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at February 28, 2009.

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

The per share weighted-average fair value of stock options granted during the years ended February 28, 2010 and February 28, 2009 was $2.48 and $1.44, respectively on the date of grant.

The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Sholes option valuation model granted during the year was as follows:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Dividend yield	0%	0%	0%
Volatility	55.9% - 69.0%	47.0%	47.0%
Risk-free interest rate	1.46% - 0.97%	5.0%	4.6%
Expected life (years)	3.7 and 2.2	2.0	2.0 - 3.0

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

The expected dividend yield is based on historical and projected dividend yields.  The Company estimates expected volatility based primarily on historical price changes of the Company’s stock equal to the expected life of the option. During Fiscal 2010, the Company changed from daily stock prices to monthly stock prices as the Company’s stock experiences low-volume trading. We believe that daily fluctuations are distortive to the volatility and as such will continue to use monthly inputs in the future. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on employment termination behavior.

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the consolidated statement of operations for the years ended February 28, 2010 and February 28, 2009:

	Year Ended	Year Ended	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Cost of sales	$17	$7	$16
Selling expense	165	63	192
General and administrative expenses	951	234	662
Engineering and technical support	5	5	16
Stock-based compensation expense before income tax benefits	$1,138	$309	$886

Net income from continuing operations and net income was impacted by $1,138 (after tax), $309 (after tax) and $506 (after tax) in stock based compensation expense or $0.05, $0.01 and $0.02 per diluted share for the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively. No tax benefit was recorded in fiscal 2010 due to the Company’s loss position.

Information regarding the Company's stock options and warrants are summarized below:

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding and exercisable at February 28, 2007	1,784,652	$12.97
Granted	275,000	10.90
Exercised	(408,866)	7.70
Forfeited/expired	(83,750)	13.68
Outstanding and exercisable at February 29, 2008	1,567,036	13.96
Granted	214,750	4.83
Exercised	(10,000)	4.63
Forfeited/expired	(314,952)	13.29
Outstanding and exercisable at February 28, 2009	1,456,834	12.82
Granted	898,750	6.40
Exercised	(17,500)	7.38
Forfeited/expired	(1,022,500)	14.91
Outstanding and exercisable at February 28, 2010	1,315,584	$6.91

At February 28, 2010 the Company had unrecognized compensation costs of approximately $1,182 related to non-vested options. The unrecognized compensation costs related to these options will be completely recognized by November 30, 2010. At February 28, 2009 and February 29, 2008, the Company had no unrecognized compensation costs as all stock options were fully vested.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

Summarized information about stock options outstanding as of February 28, 2010 is as follows:

Outstanding and Exercisable
		Weighted-	Weighted-
		Average	Average
Exercise		Exercise	Life
Price	Number	Price	Remaining
Range	of Shares	of Shares	in Years

$4.83 - 8.00	1,096,000	$6.11	2.79
$8.01 – 12.24	219,584	$10.90	0.73

The aggregate pre-tax intrinsic value (the difference between the company’s average closing stock price for the last quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2010 was $896.  This amount changes based on the fair market value of the company’s stock.  The total intrinsic value of options exercised for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 were $45, $52 and $3,149, respectively

u)     Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation (losses) gains of ($685) and ($7,486), and unrealized gains (losses) on investment securities classified as available-for-sale of $732 and ($4,686) at February 28, 2010 and February 28, 2009, respectively.

During the years ended February 28, 2010 and February 29, 2008, ($1,000) and $1,876 of unrealized gains (losses) on available-for-sale investment securities were transferred into earnings. The Fiscal 2010 charge was as a result of declines deemed other-than-temporary while the gain in Fiscal 2008 was the result of the disposition of the investment. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

v)     Other Current Assets

As of February 28, 2010, other current assets included $5.4 million of accounts receivable covered by a put option by an investment bank.

w)     New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards Codification TM (“ASC”) as the single source of authoritative US GAAP, organized by topic, and creates a new referencing system to identify authoritative guidance such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new GAAP standards. In addition, the Securities and Exchange Commission (“SEC”) rules and releases will remain as sources of authoritative US GAAP for SEC registrants. The standard was effective for the Company’s third quarter of Fiscal 2010 and did not impact the Company’s financial condition and results of operations.  The Company has revised all references to pre-Codification GAAP in its financial statements.

Effective March 1, 2009, we adopted authoritative guidance under ASC 805 regarding business combinations.  The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations.  It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Net assets acquired in excess of consideration paid are recorded as a gain.

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

In June 2009, the FASB issued amendments to the accounting pronouncement for variable interest entities (“VIEs”) and for transfers of financial assets. The amendments require an enterprise to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The amendment will be effective for the Company on March 1, 2010. The adoption of these amendments will not to have a material impact on the Company’s consolidated financial statements, as the Company’s equity investment is still deemed a variable interest, and the Company is not deemed the primary beneficiary.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”), which amends revenue recognition guidance fro arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

2)           Business Acquisitions

Invision

On February 1, 2010, the Company’s newly formed subsidiary, Invision Automotive Systems, Inc., purchased the assets of Invision Industries, Inc., a manufacturer of rear seat entertainment systems for OEM’s, ports and car dealers. As consideration for Invision, the Company paid the following:

Purchase price (including cash payments to principal and certain vendors)	$15,320

In conjunction with the acquisition, the Company refinanced and executed a new loan with Suntrust Bank to pay down the former obligation of Invision Industries, Inc. and assumed certain debt. The total debt at closing was $5,000, which is included in the purchase price.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to further strengthen our OEM presence and add manufacturing capabilities to our business model.

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable, net	$3,261
Inventory	5,078
Property, plant and equipment, net	2,973
Other assets	53
Trademarks and other intangible assets	4,802
Goodwill	7,389
Total assets acquired	$23,556

Liabilities assumed:
Accounts payable	$7,099
Accrued expenses and other liabilities	258
Future warranty	879
Total liabilities assumed	$8,236
Net assets acquired	$15,320

The Company expensed acquisition costs of $219 in accordance with ASC 805.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

Schwaiger

On October 1, 2009, Audiovox German Holdings GmbH completed the acquisition of certain assets of Schwaiger, a German market leader in consumer electronics as well as SAT and receiver technologies.

Purchase price (cash)	$4,348

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

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$5,596
Prepaid assets	86
Property, plant and equipment, net	351
Trademarks and other intangible assets	6,213
Total assets acquired	$12,246

Liabilities assumed:
Accrued expenses and other liabilities	102
Net assets acquired	12,144
Less: purchase price	4,348
Gain on bargain purchase	$7,796

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
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
February 28, 2010
(Dollars in thousands, except share and per share data)

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

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

Pro-forma Financial Information

The following unaudited pro-forma financial information for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 represents the combined results of the Company's operations as if the Oehlbach, Incaar, Technuity, Thomson A/V, Schwaiger and Invision acquisitions had occurred at March 1, 2007. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Net Sales	$617,340	$657,647	$1,025,342
Net income (loss)	27,966	(77,336)	1,855
Net income (loss) per share-diluted	$1.22	$(3.38)	$0.08

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

3)           Discontinued Operations

The Company had net income (loss) from discontinued operations of $1,719 for the year ended February 29, 2008, which is primarily due to legal settlements and related legal and administrative costs associated with contingencies pertaining to the Company’s discontinued Cellular (see Note 15) and Malaysia businesses.

Included in income from discontinued operations are tax provisions of $1,529 for the year ended February 29, 2008.

4)           Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $11,170 and $12,195 as of February 28, 2010 and February 28, 2009, respectively. Receivables from vendors represent prepayments on product shipments and product reimbursements.

5)           Equity Investment

The Company has a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. (“ASA”) which acts as a distributor to markets for specialized vehicles, such as RV’s, van conversions and marine vehicles, of televisions and other automotive sound, security and accessory products. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. During Fiscal 2010, the Company evaluated this equity investment and concluded that this is still a variable interest and correctly accounted for.  ASA’s fiscal year end is November 30, 2009, however, the proportionate results of ASA as of and until February 28, 2010 have been recorded in the consolidated financial statements.

The following presents unaudited summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

	February 28,	February 28,
	2010	2009
	(unaudited)

Current assets	$21,793	$25,268
Non-current assets	5,316	4,745
Current liabilities	4,565	3,778
Members' equity	22,544	26,235

The equity balance carried on the Company’s balance sheet amounts to $11,272 and $13,118 for the years ended February 28, 2010 and February 28, 2009, respectively.

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(unaudited)
Net sales	$51,341	$51,169	$71,726
Gross profit	12,705	12,691	20,869
Operating income	3,032	1,338	6,158
Net income	3,314	1,951	7,178

The Company's share of income from ASA for the years ended February 28, 2010, February 28, 2009 and February 29, 2008 was $1,657, $975 and $3,590, respectively.   In addition, the Company received cash distributions from ASA totaling $3,504, $1,080 and $1,720 during the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

The following represents summary information of transactions between the Company and ASA:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(unaudited)
Net Sales	$804	$1,026	$1,517
Purchases	-	76	139
Royalty expense	278	500	899

	February 28,	February 28,
	2010	2009

Accounts receivable	$181	$317
Royalty payable	131	-

6)           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28,	February 28,
	2010	2009

Commissions	$615	$571
Employee compensation	8,652	2,788
Professional fees and accrued settlements	2,719	3,187
Future warranty	7,853	7,779
Freight and duty	2,213	1,712
Royalties, advertising and other	13,738	16,538
Total accrued expenses and other current liabilities	$35,790	$32,575

7)           Financing Arrangements

The Company has the following financing arrangements:

	February 28,	February 28,
	2010	2009

Bank Obligations
Domestic bank obligations (a)	$-	$-
Euro asset-based lending obligation (b)	1,703	1,467
Total bank obligations	$1,703	$1,467

Debt
Euro term loan agreement (c)	$4,823	$5,735
Suntrust loan (d)	5,022	-
Oehlbach (e)	120	145
Other (f)	3,031	1,280
Total debt	12,996	7,160
Less: current portion of long-term debt	6,383	1,264
	$6,613	$5,896

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

a)      Domestic Bank Obligations

As of February 28, 2010, we had a domestic credit line to fund the temporary short-term working capital needs of the Company.  This line expired on March 31, 2010 and allowed aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line was not renewed and replaced by a $15,000 three-year facility at an interest rate of LIBOR plus 3.5%.

b)      Euro Asset-Based Lending Obligation

The Company has Euro accounts receivable factoring arrangements totaling 23,000 and a 5,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 1, 2010.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable.  In respect of the ABL credit facility, selected finished goods are advanced at a 60% rate and non factored accounts receivables are advanced at a 50% rate.  The rate of interest is the three month Euribor plus 2.5%, and the Company pays 0.4% of its gross sales as a fee for the accounts receivable factoring arrangement. As of February 28, 2010, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

c)      Euro Term Loan Agreement

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

d)      Suntrust

On February 1, 2010, the Company entered into a two-year monthly installment loan in the amount of $5,000 at an interest rate of LIBOR + 4%. This loan was used to pay down liabilities assumed in the asset purchase of Invision Systems, Inc. In April 2010 this loan was prepaid in full without penalty.

e)      Oehlbach

In connection with the Oehlbach acquisition (see Note 3), the Company acquired short and long term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from May 2008 to March 2011.

f)      Other Debt

On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Germany in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets, subject to certain adjustments as defined in the agreement, representing the incremental change of the put price over the call option price. Compensation (benefit) expense for these options amounted to $1,679, $642 and $(790) for the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively. The benefit recorded for the year ended February 29, 2008 was due to a reduction in the call/put liability calculation as a result of the Oehlbach and Incaar acquisitions.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

The following is a maturity table for debt and bank obligations outstanding at February 28, 2009:

	Total
	Amounts
	Committed	2011	2012	2013	2014	2015

Bank Obligations	$1,703	$1,703	$-	$-	$-	$-
Debt	12,996	6,383	4,536	1,384	693	-
Total	$14,699	$8,086	$4,536	$1,384	$693	$-

8)           Income Taxes

The components of income (loss) from continuing operations before the provision for income taxes are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Domestic Operations	$4,569	$(56,786)	$(1,262)
Foreign Operations	6,586	832	11,856
	$11,155	$(55,954)	$10,594

The (benefit) provision for income taxes is comprised of the following:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
Current provision (benefit)
Federal	$(11,326)	$522	$314
State	(1,349)	443	450
Foreign	(605)	328	4,282
Total current provision (benefit)	$(13,280)	$1,293	$5,046

Deferred (benefit) provision
Federal	$1,374	$12,446	$(1,303)
State	157	1,617	121
Foreign	421	(281)	(16)
Total deferred (benefit) provision	$1,952	$13,782	$(1,198)

Total provision (benefit)
Federal	$(9,952)	$12,968	$(989)
State	(1,192)	2,060	571
Foreign	(184)	47	4,266
Total provision (benefit)	$(11,328)	$15,075	$3,848

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year			Year			Year
	Ended			Ended			Ended
	February 28,			February 28,			February 29,
	2010			2009			2008

Tax provision at Federal statutory rates	$3,904	35.0%		$(19,584)	35.0%		$3,708	35.0%
Tax exempt interest	-	-		-	-		(999)	(9.4)
State income taxes, net of Federal benefit	208	1.9		(1,268)	2.3		17	0.2
Impairment of non-deductible goodwill	-	-		4,682	(8.4)		-	-
Change in valuation allowance	(9,902)	(88.8)		29,808	(53.3)		95	0.9
Change in tax reserves	(4,623)	(41.4)		780	(1.4)		369	3.5
US effects of foreign operations	668	6.0		541	(1.0)		167	1.6
Gain on bargain purchase	(1,896)	(17.0)		-	-		-	-
Permanent differences and other	313	2.8		116	(0.2)		491	4.5
Effective tax rate	$(11,328)	(101.5	) %	$15,075	(27.0	) %	$3,848	36.3%

The U.S. effects of foreign operations include differences in the statutory tax rate of the foreign countries as compared to the statutory tax rate in the U.S., foreign operating losses for which no tax benefit has been provided and the effects of the settlement of the German tax audit during Fiscal 2008.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 28,	February 28,
	2010	2009

Deferred tax assets:
Accounts receivable	$1,059	$1,286
Inventory	1,149	1,581
Property, plant and equipment	959	1,284
Intangible assets	4,651	3,639
Accruals and reserves	5,217	6,799
Unrealized gains and losses	4,014	3,766
Net operating losses	4,856	13,936
Tax credits	3,313	3,313
Deferred tax assets before valuation allowance	25,218	35,604
Less: valuation allowance	(24,349)	(35,010)
Total deferred tax assets	869	594

Deferred tax liabilities:
Intangible assets	(9,479)	(4,723)
Prepaid expenses	(1,261)	(1,411)
Total deferred tax liabilities	(10,740)	(6,134)

Net deferred tax asset (liability)	$(9,871)	$(5,540)

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

In assessing the realizability of deferred tax assets, Management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and /or net operating loss carryforwards can be utilized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based on these considerations, the Company believes it cannot realize a substantial portion of its deferred tax assets on a more likely than not basis.

In accordance with ASC 350, the Company does not amortize indefinite-lived intangibles for book purposes but does amortize intangibles with tax basis for tax purposes. The deferred tax liability at February 28, 2010 and February 28, 2009 relates to the tax effect of differences between the book and tax bases of intangible assets not expected to reverse during the Company’s net operating loss carry forward period.

As of February 28, 2010, the Company had approximately $9.2 million of U.S. federal net operating loss carryforwards, which are available to offset future taxable income. These carryforwards expire in the tax years between 2027 and 2030, if not utilized.   In addition, the Company has approximately $3.3 of foreign tax credits that expire in 2012 through 2016 if not utilized. In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2030.

The Company has not provided for U.S. federal and foreign withholding taxes on its foreign subsidiaries undistributed earnings in Germany and Venezuela as of February 28, 2010, because such earnings are intended to be indefinitely reinvested overseas.  The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 29, 2008	$3,865
Additions based on tax positions taken in the current and prior years	2,014
Settlements	-
Lapse in statute of limitations	(125)
Balance at February 28, 2009	$5,754
Additions based on tax positions taken in the current and prior years	334
Change in tax law	(1,166)
Settlements	-
Lapse in statute of limitations	(2,297)
Balance at February 28, 2010	$2,625

At February 28, 2010, the Company had unrecognized tax benefits of $888. A reasonable estimate of timing of these liabilities is not possible. As of February 28, 2010, Company had approximately $330 of accrued interest and penalties.  The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of operations. Included in the reconciliation of unrecognized tax benefits additions based on tax positions taken in prior years for Fiscal 2009 are excess tax benefits for stock based compensation deductions which have not yet reduced the Company’s current  taxes payable as  prescribed by ASC 718. In addition, the Company believes that the uncertain tax positions will not materially change within the next twelve months.

During Fiscal 2010, the Company recorded an income tax benefit primarily related to a reduction of its valuation allowance in connection with its ability to carryback certain net operating losses to the 2005 tax year as a result of new legislation enacted during Fiscal 2010.  As a result, the Company received an income tax refund of approximately $10.1 million in connection with such carryback.  The income tax refund remains subject to further review by the Joint Committee on Taxation

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

The Company files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2006
Germany	2006
Canada	2006

9)           Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding		Voting
	Par	February 28,	February 28,	February 28,	February 28,	Rights per	Liquidation
Security	Value	2010	2009	2010	2009	Share	Rights

Preferred Stock	$50.00	50,000	50,000	-	-	-	$50 per share

Series Preferred Stock	$0.01	1,500,000	1,500,000	-	-	-

Class A Common Stock	$0.01	60,000,000	60,000,000	20,622,905	20,604,460	One	Ratably with Class B

Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	Ten	Ratably with Class A

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

As of February 28, 2010, 1,744,033 shares of the Company's Class A common stock are authorized to be repurchased in the open market. As of February 29, 2008 1,820,552 shares were repurchased for an aggregate amount of $18,404. During the years ended February 28, 2010 and February 28, 2009, the Company did not purchase any shares.

Undistributed earnings from equity investments included in retained earnings amounted to $5,946 and $7,792 at February 28, 2010 and February 28, 2009, respectively.

10)           Other Stock and Retirement Plans

a)      Restricted Stock Plan

The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares.  No performance accelerated shares or performance-restricted shares were granted or outstanding during the years ended February 28, 2010, February 28, 2009 and February 29, 2008.

As of February 28, 2010, 1,533,428 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plan.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

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

c)      Profit Sharing Plans/ 401(k) Plan

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No contributions were made during the years ended February 28, 2010, February 28, 2009 and February 29, 2008. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

The Company also has a 401(k) plan for eligible employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. As of February 1, 2008, the Company has temporarily suspended all matching contributions to contain operating expenses until economic conditions improve. The Company's contributions were $239, $848 and $749 for the years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions.

d)      Cash Bonus Profit Sharing Plan

During Fiscal 2009, the Board of Directors authorized a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. The Company did not make a cash bonus profit sharing contribution for the year ended February 28, 2009 due to the Company’s pre-tax loss for the year. For Fiscal 2010, the Company elected to pay back previous temporary salary reductions to all employees below the level of vice president in lieu of a contribution to the Profit Sharing Plan.

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

The investments, which amounted to $3,158 and $2,559 at February 28, 2010 and February 28, 2009, respectively, have been classified as long-term marketable securities and are included in investment securities on the accompanying consolidated balance sheets and a corresponding deferred compensation liability is reflected as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying consolidated statements of operations.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

11)           Lease Obligations

During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%.  This lease was refinanced in December 2006, which resulted in a $161 reduction to the capital lease obligation and corresponding asset, and expires on November 30, 2026.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  The sublease lease agreement has been renewed and requires, for a term of three years, monthly payments of $50 until November 1, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending February 28, 2015 are $6,569.

At February 28, 2010, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital	Operating
	Lease	Leases

2011	$521	$4,903
2012	535	3,731
2013	574	2,721
2014	574	2,223
2015	574	2,072
Thereafter	7,629	7,340
Total minimum lease payments	10,407	$22,990
Less: minimum sublease income	1,600
Net	8,807
Less: amount representing interest	3,275
Present value of net minimum lease payments	5,532
Less: current installments included in accrued expenses and other current liabilities	82
Long-term capital obligation	$5,450

Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,044, $2,412 and $3,138 for the years ended February 28, 2010, February 28, 2009 and  February 29, 2008, respectively.

The Company leases certain facilities and equipment from its principal stockholder and several officers. At February 28, 2010, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

2011	$714
2012	735
2013	758
2014	781
2015	804
Thereafter	4,233
Total	$8,025

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

12)           Financial Instruments

a)      Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had $319 and $0 open commercial letters of credit at February 28, 2010 and February 28, 2009, respectively. Standby letters of credit amounted to $1,294 and $2,380 at February 28, 2010 and February 28, 2009, respectively.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2010, the Company had unconditional purchase obligations for inventory commitments of $76,580.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

At February 28, 2010, two customers accounted for approximately 43% of accounts receivable, while at February 28, 2009, these two customers accounted for 42% of accounts receivable.  During the year ended February 28, 2010, two customers accounted for 28% of sales, while at February 28, 2009 one customer accounted for 22% of net sales.

A portion of the Company's customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales.

13)           Financial and Product Information About Foreign and Domestic Operations

Segment

We have determined that we operate in one reportable segment, the Electronics Group, based on review of ASC 280 “Segment Reporting” (“ASC 280”).  The characteristics of our operations that are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers, suppliers and product developers across multiple brands, our unified marketing and distribution strategy, our centralized inventory management and logistics, and the nature of the financial information used by our Executive Officers.  Management reviews the financial results of the Company based on the performance of the Electronics Group.

Locations

Net sales and long-lived assets by location were as follows:

	Net Sales
	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

North America	$460,582	$507,798	$501,952
Latin America	23,232	30,165	13,666
Germany	59,261	52,252	61,746
Other foreign countries	7,620	12,884	13,991
Total net sales	$550,695	$603,099	$591,355

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2010
(Dollars in thousands, except share and per share data)

The basis of attributing net sales from external customers to individual countries is based on where the sale originates from.

	Long-Lived Assets
	As of	As of
	February 28,	February 28,
	2010	2009

North America	$135,600	$116,219
Latin America	1,427	1,417
Asia	299	417
Germany	19,322	13,019
Total long-lived assets	$156,648	$131,072

Net sales by product categories for the years ended February 28, 2009, February 29, 2008 and February 28, 2007 were as follows:

	Year	Year	Year
	Ended	Ended	Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Electronics	$375,021	$449,433	$437,018
Accessories	175,674	153,666	154,337
Total net sales	$550,695	$603,099	$591,355

14)           Contingencies

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

During the fourth quarter of Fiscal 2009, the Company became aware that certain personal consumer credit card information had been accessed by an intrusion by an unauthorized source. The Company has notified the various state and federal authorities in which the consumers reside and is offering a plan of credit monitoring and protection for the affected individuals. The Company is partially covered by insurance but anticipates amounts will be necessary to cover the cost of this issue. The Company has recorded certain costs associated with this issue as of February 28, 2009, based on information available at the time .

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
February 28, 2010
(Dollars in thousands, except share and per share data)

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

Simultaneous with the acquisition of Code Systems, Inc. (Code) in March 2002, the Company entered into a purchase and supply agreement with a third party.  In exchange for entering into this agreement, the Company issued 50 warrants in its subsidiary, Code, which vest immediately.  Furthermore, the agreement calls for the issuance of additional warrants based upon the future operating performance of Code.  Based upon the contingent nature of the warrants, no recognition was given to the Code warrants as the related contingency was not considered probable and such warrants had not vested at February 28, 2010 or February 28, 2009.

15)           Unaudited Quarterly Financial  Data

Selected unaudited, quarterly financial data of the Company for the years ended February 28, 2010 and February 28, 2009 appear below:

	Quarters Ended
	Feb. 28, 2010	Nov. 30, 2009	Aug. 31, 2009	May 31, 2009
2010

Net sales	$150,342	$155,657	$124,890	$119,806
Gross profit	30,003	30,226	23,598	22,924
Net (loss) income from continuing operations	6,590	12,645	2,775	473
Net (loss) income from discontinued operations	-	-	-	-
Net (loss) income	$6,590	$12,645	$2,775	$473

Net (loss) income per common share (basic):
From continuing operations	$0.29	$0.55	$0.12	$0.02
From discontinued operations	-	-	-	-
Net (loss) income per common share (basic)	$0.29	$0.55	$0.12	$0.02

Net (loss) income per common share (diluted):
From continuing operations	$0.29	$0.55	$0.12	$0.02
From discontinued operations	-	-	-	-
Net (loss) income per common share (diluted)	$0.29	$0.55	$0.12	$0.02

	Quarters Ended
	Feb. 28, 2009	Nov. 30, 2008	Aug. 31, 2008	May 31, 2008
2009

Net sales	$115,666	$195,642	$147,208	$144,583
Gross profit	13,735	38,958	25,060	22,515
Net (loss) income from continuing operations	(70,021)	6,525	(2,311)	(5,223)
Net (loss) income from discontinued operations	-	-	-	-
Net (loss) income	$(70,021)	$6,525	$(2,311)	$(5,223)

Net (loss) income per common share (basic):
From continuing operations	$(3.06)	$0.29	$(0.10)	$(0.23)
From discontinued operations	-	-	-	-
Net (loss) income per common share (basic)	$(3.06)	$0.29	$(0.10)	$(0.23)

Net (loss) income per common share (diluted):
From continuing operations	$(3.06)	$0.29	$(0.10)	$(0.23)
From discontinued operations	-	-	-	-
Net (loss) income per common share (diluted)	$(3.06)	$0.29	$(0.10)	$(0.23)

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

SCHEDULE II
AUDIOVOX CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Year ended February 28, 2010, February 28, 2009 and February 29, 2008
 (In thousands)

Column A	Column B	Column C	Column D		Column E
		Gross
		Amount	Reversals of
	Balance at	Charged to	Previously		Balance
	Beginning	Costs and	Established		at End
Description	of Year	Expenses	Accruals	Deductions (a)	of Year

Year ended February 29, 2008
Allowance for doubtful accounts	$5,062	$(297)	$-	$(1,621)	$6,386
Cash discount allowances	265	3,377	-	3,367	275
Accrued sales incentives	7,410	29,084	(4,108)	21,618	10,768
Reserve for warranties and product repair costs (b)	9,586	22,249	-	14,516	17,319
	$22,323	$54,413	$(4,108)	$37,880	$34,748

Year ended February 28, 2009
Allowance for doubtful accounts	$6,386	$(1,905)	$-	$(2,880)	$7,361
Cash discount allowances	275	3,649	-	3,725	199
Accrued sales incentives	10,768	23,877	(4,083)	22,645	7,917
Reserve for warranties and product repair costs	17,319	12,187	-	15,096	14,410
	$34,748	$37,808	$(4,083)	$38,586	$29,887

Year ended February 28, 2010
Allowance for doubtful accounts	$7,361	$(192)	$-	$1,427	$5,742
Cash discount allowances	199	4,680	-	4,094	785
Accrued sales incentives	7,917	29,629	(2,559)	24,381	10,606
Reserve for warranties and product repair costs	14,410	12,931	-	14,283	13,058
	$29,887	$47,048	$(2,559)	$44,185	$30,191

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

(b) Column C includes $1,255, $1,705, $325, $646,  $12,848 and $879of liabilities acquired during the Thomson Accessory, Oehlbach, Technuity, Thomson Audio/Video and Invision acquisitions, respectively (see Note 3 of the Consolidated Financial Statements).

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

10.2
Distribution Agreement between Audiovox Electronics Corporation and Sirius XM Radio Inc. dated as of January 8, 2009 (incorporated by reference to the Company’s Form 8-K filed via EDGAR on January 15, 2009).

10.3
Credit Agreement, dated March 31, 2010, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders (incorporated by reference to the Company's Form 8-K filed via EDGAR on April 6, 2010).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Grant Thornton LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2009 and 2008 and for the Years Ended November 30, 2009, 2008 and 2007 (filed herewith).

99.2	Consent of McGladrey & Pullen, LLP (filed herewith).

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

May 14, 2010
By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2010
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 14, 2010
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 14, 2010
/s/ Philip Christopher Philip Christopher	Director	May 14, 2010
/s/ Paul C. Kreuch, Jr. Paul C. Kreuch, Jr.	Director	May 14, 2010
/s/ Dennis McManus Dennis McManus	Director	May 14, 2010
/s/ Peter A. Lesser Peter A. Lesser	Director	May 14, 2010