Form 10-K/A
AUDIOVOX CORP
filed 2010-06-07
CIK 807707

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
Yes   ☐       No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $130,562,331 (based upon closing price on the Nasdaq Stock Market on August 31, 2009).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 2010 was:

Class	Outstanding

Class A common stock $.01 par value	20,622,905
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 28, 2010.

EXPLANATORY NOTE

Audiovox Corporation (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended February 28, 2010, filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2010, for the sole purpose of correcting the aggregate market value of the common stock held by non-affiliates on the cover page.  This value should have been reported as $130,562,331 but was inadvertently reported as $180,455,344.

This amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Company’s Form 10-K except to the extent set forth herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIOVOX CORPORATION

June 7, 2010
By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer