Form 10-Q
period 2010-05-31
AUDIOVOX CORP
filed 2010-07-12
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                                No       X

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 9, 2010
Class A Common Stock	20,630,305 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	May 31,	February 28,
	2010	2010
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$83,597	$69,511
Accounts receivable, net	97,554	131,266
Inventory	111,064	102,717
Receivables from vendors	12,119	11,170
Prepaid expenses and other current assets	16,003	16,311
Income tax receivable	1,472	1,304
Deferred income taxes	47	47
Total current assets	321,856	332,326

Investment securities	15,974	15,892
Equity investments	11,941	11,272
Property, plant and equipment, net	21,408	22,145
Goodwill	7,303	7,389
Intangible assets	96,677	97,226
Deferred income taxes	518	515
Other assets	1,930	2,213
Total assets	$477,607	$488,978

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$35,955	$36,126
Accrued expenses and other current liabilities	30,305	35,790
Accrued sales incentives	10,710	10,606
Deferred income taxes	1,858	1,931
Bank obligations	1,582	1,703
Current portion of long-term debt	1,227	6,383
Total current liabilities	81,637	92,539

Long-term debt	5,691	6,613
Capital lease obligation	5,437	5,490
Deferred compensation	3,251	3,158
Other tax liabilities	1,219	1,219
Deferred tax liabilities	8,010	8,502
Other long-term liabilities	6,842	7,194
Total liabilities	112,087	124,715

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,449,112 and 22,441,712 shares issued and 20,630,305 and 20,622,905 shares outstanding at May 31, 2010 and February 28, 2010	225	225
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at May 31, 2010 and February 28, 2010	22	22
Paid-in capital	276,148	275,684
Retained earnings	115,114	113,996
Accumulated other comprehensive (loss)	(7,603)	(7,278)
Treasury stock, at cost, 1,818,807 shares of Class A common stock at May 31, 2010 and February 28, 2010	(18,386)	(18,386)
Total stockholders' equity	365,520	364,263
Total liabilities and stockholders' equity	$477,607	$488,978

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
For the Three months ended May 31, 2010 and 2009
 (In thousands, except share and per share data)
(unaudited)

	2010	2009

Net sales	$130,313	$119,806
Cost of sales	103,252	96,882
Gross profit	27,061	22,924

Operating expenses:
Selling	8,829	6,959
General and administrative	17,330	13,661
Engineering and technical support	2,389	2,072
Total operating expenses	28,548	22,692

Operating (loss) income	(1,487)	232

Other income (expense):
Interest and bank charges	(441)	(319)
Equity in income of equity investees	908	395
Other, net	1,501	448
Total other income	1,968	524

Income before income taxes	481	756
Income tax (benefit) expense	(638)	283
Net income	$1,119	$473

Net income per common share (basic)	$0.05	$0.02

Net income per common share (diluted)	$0.05	$0.02

Weighted-average common shares outstanding (basic)	22,887,187	22,865,394
Weighted-average common shares outstanding (diluted)	22,951,605	22,865,394

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Three months ended May 31, 2010 and 2009
 (In thousands)
(unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$1,119	$473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,157	1,872
Bad debt expense (recovery)	33	(287)
Equity in income of equity investees	(908)	(395)
Distribution of income from equity investees	239	-
Non-cash stock based compensation expense	428	-
Non-cash compensation adjustment	342	111
Loss on sale of property, plant and equipment	(1)	(10)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	32,156	(313)
Inventory	(9,718)	8,401
Receivables from vendors	(957)	(11,420)
Prepaid expenses and other	764	1,743
Investment securities-trading	(153)	(568)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(4,254)	(6,157)
Income taxes payable	(158)	3
Net cash provided by (used in) operating activities	21,089	(6,547)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,029)	(1,579)
Reimbursement of patents	-	237
Issuance of short and long term note	49	255
Net cash used in investing activities	(980)	(1,087)

Cash flows from financing activities:
Borrowings from bank obligations	-	563
Repayments on bank obligations	(5,637)	(671)
Proceeds from exercise of stock options	35	-
Principal payments on capital lease obligation	(68)	(18)
Net cash used in financing activities	(5,670)	(126)
Effect of exchange rate changes on cash	(353)	583
Net increase (decrease) in cash and cash equivalents	14,086	(7,177)
Cash and cash equivalents at beginning of period	69,511	69,504
Cash and cash equivalents at end of period	$83,597	$62,327

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2010
(Dollars in thousands, except share and per share data)

(1)           Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Audiovox Corporation and subsidiaries (“Audiovox” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2010.

We have determined that we operate in one reportable segment, the Electronics Group, based on review of ASC 280 “Segment Reporting”.

(2)           Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2010.

The Company granted 861,250 options during September of 2009, which vest one-half on November 30, 2009 and one-half on November 30, 2010, expire three years from date of vesting (November 30, 2012 and November 30, 2013, respectively), have an exercise price equal to $6.37, the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term between 3.2 and 4.2 years and a grant date fair value of $2.69 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 17,500 warrants during September of 2009 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal services. Accordingly, the Company recorded additional legal expense in the amount of approximately $9 for the quarter ended May 31, 2010, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at May 31, 2010.

The Company granted 20,000 options during the three months ended August 31, 2009, which vested one-half on August 31, 2009 and one-half on November 30, 2009, expire two years from date of vesting (August 31, 2011 and November 30, 2011, respectively), have an exercise price of $7.48 equal to the sales price of the Company’s stock on the day prior to the date of grant, have a contractual life of 2.2 years and a grant date fair value of $2.94 per share.

As of May 31, 2010, the Company had unrecognized compensation costs of approximately $857 related to non-vested options. The unrecognized compensation costs related to these options will be completely recognized by November 30, 2010. At February 28, 2010, the Company had unrecognized compensation costs of $1,182.

Information regarding the Company's stock options and warrants is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of Shares	Price	Life

Outstanding and exercisable at February 28, 2010	1,315,584	$6.91
Granted	-	-
Exercised	(7,400)	4.83
Forfeited/expired	-	-
Outstanding and exercisable at May 31, 2010	1,308,184	$6.92	2.21

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2010
(Dollars in thousands, except share and per share data)

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended May 31,
	2010	2009

Weighted-average common shares outstanding (basic)	22,887,187	22,865,394
Effect of dilutive securities:
Stock options and warrants	64,418	-
Weighted-average common shares and potential common shares outstanding (diluted)	22,951,605	22,865,394

Stock options and warrants totaling 219,584 and 1,445,013 for the three months ended May 31, 2010 and 2009, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable.
Level 3 - Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at May 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$83,597	$83,597	$-	$-
Short-term investments
Foreign currency contract (a)	$1,538	$1,538	$-	$-
Long-term investment securities:
Marketable securities
Trading securities	$3,311	$3,311	$-	$-
Available-for-sale securities	3,746	95	-	3,651
Held-to-maturity	7,110	7,110	-	-
Total marketable securities	14,167	10,516	-	3,651
Other investment at cost (b)	1,807	-	-	-
Total long-term investment securities	$15,974	$10,516	$-	$3,651

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2010
(Dollars in thousands, except share and per share data)

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

Short-term investments include an investment in forward exchange contracts. In the fourth quarter of Fiscal 2010, our German subsidiary entered into certain forward contracts to hedge the currency exposure for its U.S. dollar denominated assets, liabilities and future commitments.  The gains or losses associated with these foreign exchange contracts are evaluated and recorded, as applicable, on the measurement date as the contracts are not specifically connected to any assets, liabilities or future commitments.  As of May 31, 2010, the notional amount of open foreign exchange contracts was $10,625.  A gain of $1,077 was recorded during the first quarter of Fiscal 2011 and reflected in other income.

During its fourth quarter review in Fiscal 2010, the Company determined that its investment in Bliss-tel was other than temporarily impaired (see Note 1(f) of the Company’s Form 10-K for the fiscal year ended February 28, 2010). The Company continues to monitor Bliss-tel management’s business plan to improve its financial and commercial position including consideration of the progress of its bank negotiations and efforts to raise additional capital. There were no changes in circumstances during our first fiscal quarter to indicate further impairment of this investment. We will continue to evaluate the circumstances impacting this investment throughout the fiscal year ending February 28, 2011.

As of May 31, 2010, the Company had $4,550 (at par value) of an auction rate security included within its portfolio of long-term investment securities, which is collateralized by student loan portfolios, guaranteed by the United States government. This auction rate security is classified as an available-for-sale long-term investment. As of May 31, 2010, the Company recorded approximately $899 of unrealized losses on this auction rate note.

Due to current economic pressures in the U.S. credit markets, the Company considered various valuation techniques for its auction rate security. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Accordingly, these securities continue to be classified as Level 3 within the fair value hierarchy.

(5)           Other Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended May 31,
	2010	2009

Net income	$1,119	$473

Other comprehensive income:
Foreign currency translation adjustments	(249)	2,644
Unrealized holding (loss) gain on available-for-sale investment securities arising during the period, net of tax	(76)	43
Other comprehensive (loss) income, net of tax	(325)	2,687

Total comprehensive income	$794	$3,160

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2010
(Dollars in thousands, except share and per share data)

The Company did not record tax expenses during the three months ended May 31, 2010 and May 31, 2009 as a result of the loss position for related securities.

The Company’s accumulated other comprehensive losses consist of the following:

	May 31,	February 28,
	2010	2010

Accumulated other comprehensive losses:
Foreign exchange losses	$(3,950)	$(3,701)
Unrealized losses on investments, net of tax	(3,653)	(3,577)
Total accumulated other comprehensive losses	$(7,603)	$(7,278)

 (6)           Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended May 31,
	2010	2009
Cash paid during the period:
Interest (excluding bank charges)	$360	$293
Income taxes (net of refunds)	$333	$158

(7)           Acquisitions

Schwaiger

On October 1, 2009, Audiovox German Holdings GmbH completed the acquisition of certain assets of Schwaiger GmbH, a German market leader in the consumer electronics, SAT and receiver technologies. The purpose of this acquisition was to expand our European operations and increase our presence in the European accessory market. As consideration, the Company made a cash payment of $4,348, with all acquisition costs expensed as incurred in accordance with ASC 805. The final valuation was completed during the fourth quarter of Fiscal 2010. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition.

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2010
(Dollars in thousands, except share and per share data)

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable, net	$3,400
Inventory	4,952
Property, plant and equipment, net	2,973
Other assets	53
Trademarks and other intangible assets	4,802
Goodwill	7,303
Total assets acquired	$23,483

Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$7,495
Future warranty	668
Total liabilities assumed	8,163
Net assets acquired	$15,320

The Company expensed acquisition costs of $219 in accordance with ASC 805.

The following unaudited pro-forma financial information for the three months ended May 31, 2010 and 2009 represent the combined results of the Company’s operations as if the Schwaiger and Invision acquisitions had occurred on March 1, 2009. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.

	Three Months Ended
	May 31,
	2010	2009

Net sales	$130,313	$141,802
Net income	1,119	1,239
Net income per share-basic and diluted	$0.05	$0.05

(8)           Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 28, 2010	$7,389
Invision purchase adjustments (Note 7)	(86)
Balance at May 31, 2010	$7,303

At May 31, 2010, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$80,471	$-	$80,471
Customer relationships subject to amortization (5-20 years)	16,850	2,969	13,881
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	521	659
Patents subject to amortization (5-10 years)	1,684	695	989
License subject to amortization (5 years)	1,400	723	677
Contract subject to amortization (5 years)	1,104	1,104	-
Total	$102,689	$6,012	$96,677

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2010
(Dollars in thousands, except share and per share data)

At February 28, 2010, intangible assets consisted of the following:

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

The Company recorded amortization expense of $550 and $378 for the three months ended May 31, 2010 and 2009, respectively. The estimated aggregate amortization expense for the cumulative five years ending May 31, 2015 amounts to $7,488.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three months ended May 31, 2010, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(9)           Equity Investments

As of May 31, 2010 and February 28, 2010, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31,	February 28,
	2010	2010

Current assets	$23,415	$21,793
Non-current assets	5,088	5,316
Current liabilities	4,621	4,565
Members' equity	23,882	22,544

	Three Months Ended May 31,
	2010	2009

Net sales	$20,276	$11,246
Gross profit	5,182	2,783
Operating income	1,810	782
Net income	1,816	790

The Company's share of income from ASA for the three months ended May 31, 2010 and 2009 was $908 and $395, respectively.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2010
(Dollars in thousands, except share and per share data)

(10)           Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2011 excluding discrete items is estimated to be 22.3% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended May 31, 2010 the Company had an effective tax rate of (132.6)% and recorded an income tax benefit of $638.  The income tax benefit includes a discrete item related to the recognition of a tax receivable as a result of a favorable resolution of an income tax audit offset by a tax provision related to federal, state, local and foreign taxes.

For the three months ended May 31, 2009, the Company recorded a provision for income taxes of $283 related to U.S., state and local and foreign taxes.

(11)           Inventory

Inventories by major category are as follows:

	May 31,	February 28,
	2010	2010

Raw materials	$8,436	$4,428
Work in process	301	300
Finished goods	102,327	97,989
Inventory, net	$111,064	$102,717

(12)           Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

	Three Months Ended May 31,
	2010	2009

Opening balance	$10,606	$7,917
Accruals	5,986	6,611
Payments and credits	(5,600)	(2,180)
Reversals for unearned sales incentive	(151)	(574)
Reversals for unclaimed sales incentives	(131)	(162)
Ending balance	$10,710	$11,612

(13)           Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended May 31,
	2010	2009

Opening balance	$13,058	$14,410
Liabilities accrued for warranties issued during the period	2,582	2,183
Warranty claims paid during the period (includes the acquired warranty liabilities)	(4,174)	(3,683)
Ending balance	$11,466	$12,910

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2010
(Dollars in thousands, except share and per share data)

 (14)           Financing Arrangements

The Company has the following financing arrangements:

	May 31,	February 28,
	2010	2010

Bank Obligations
Domestic bank obligations (a)	$-	$-
Euro asset-based lending obligation (b)	1,582	1,703
Total bank obligations	$1,582	$1,703

Debt
Euro term loan agreement (c)	$3,741	$4,823
Suntrust loan (d)	-	5,022
Oehlbach (e)	109	120
Other (f)	3,068	3,031
Total debt	6,918	12,996
Less: current portion of long-term debt	1,227	6,383
	$5,691	$6,613

(a)           Domestic Bank Obligations

Up until March 31, 2010, the Company had a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line allowed aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line was subsequently replaced by a $15,000 three-year facility at an interest rate of LIBOR plus 3.5%.  As of May 31, 2010 and February 28, 2010, no direct amounts were outstanding under either of these agreements.   At May 31, 2010, the Company had $1,017 and $1,248 outstanding in standby and commercial letters of credit, respectively, which reduces the amount available under the secured credit line.

(b)           Euro Asset-Based Lending Obligation

The Company has Euro accounts receivable factoring arrangements totaling 23,000 and a 5,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2010.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.4% to 2.5%, and the Company pays 0.16% to 0.29% of its gross sales as a fee for the accounts receivable factoring arrangement. As of May 31, 2010, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

(c)           Euro Term Loan Agreement

On March 30, 2008, Audiovox Germany entered into a 5 million Euro term loan agreement. This agreement is for a five-year term with a financial institution and was used to repay the Audiovox Germany intercompany debt to Audiovox Corporation. Payments under the term loan are to be made in two semi-annual installments of 500 Euros beginning on September 30, 2008 and ending on March 30, 2013. Interest accrues at a fixed rate of 4.82%. Any amount repaid can not be reborrowed. The term loan is secured by a pledge of the stock of Audiovox Germany and the Magnat brand name, prohibits the distribution of dividends, and takes precedence to all other intercompany loans with Audiovox Corporation.

(d)           Suntrust

On February 1, 2010, the Company entered into a two-year monthly installment loan in the amount of $5,000 at an interest rate of LIBOR + 4%. This loan was used to pay down liabilities assumed in the asset purchase of Invision Systems, Inc. In April 2010 this loan was prepaid in full without penalty.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2010
(Dollars in thousands, except share and per share data)

(e)           Oehlbach

In connection with the Oehlbach acquisition, the Company acquired short term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from May 2010 to March 2011.

(f)           Other Debt

This amount includes a call/put option owed to certain employees of Audiovox Germany.

(15)           Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended May 31,
	2010	2009

Interest income	$171	$164
Rental income	117	134
Miscellaneous	1,213	150
Total Other, net	$1,501	$448

Other income includes a gain on forward exchange contracts of approximately $1,100 (see Note 4).

(16)           Venezuela

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

Effective January 1, 2010, according to the guidelines in ASC 830, Venezuela has been designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company has transitioned to hyper-inflationary accounting on March 1, 2010. Accordingly, all gains and losses resulting from the remeasurement of our financial statements are required to be recorded directly in the income statement. If in the future, we convert Bolivars fuertes at a rate other than the official exchange rate, we may realize additional gains or losses that would be recorded in the income statement.

The Company’s sales for the first Fiscal quarter of 2011 were impacted by the economic and political situation in Venezuela, which has resulted in work stoppages at the car manufacturers due to parts shortages and issues with foreign exchange. Venezuela represented 2% of sales for the quarter. The majority of assets invested in Venezuela are cash related. The Company will continue to monitor the situation.

(17)           Contingencies and Derivative Settlement

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2010
(Dollars in thousands, except share and per share data)

During the fourth quarter of Fiscal 2009, the Company became aware that certain personal consumer credit card information had been accessed by an intrusion by an unauthorized source. The Company has notified the various state and federal authorities in which the consumers reside and is offering a plan of credit monitoring and protection for the affected individuals. The Company is partially covered by insurance but anticipates amounts will be necessary to cover the cost of this issue. The Company recorded certain costs associated with this issue as of February 28, 2010, based on information available at the time. There were no additional costs recorded during the three months ended May 31, 2010.

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

(18)           New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance included in ASC 860 “Transfers and Servicing” which changes the analysis required to determine controlling interest in variable interest entities and requires additional disclosures regarding a company’s involvement with such entities. The standard, which was effective for the Company beginning March 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance under ASC 810 which eliminates the concept of qualifying special purpose entities, limits the number of financial assets and liabilities that qualify for derecognition, and requires additional disclosures. The guidance, which was effective for the Company on March 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an accounting pronouncement that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on March 1, 2010. The remaining disclosure requirements of this pronouncement will be effective for the Company’s first quarter in Fiscal 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2010 compared to the three months ended May 31, 2009. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”. We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities. A summary of the Company's significant accounting policies is identified in Note 1 of the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended February 28, 2010.   Since February 28, 2010, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended May 31, 2010. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three months ended May 31, 2010 and 2009.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2010 and 2009.

Net Sales

	Three Months Ended May 31,
	2010	2009	$ Change	% Change

Electronics	$94,519	$78,998	$15,521	19.6%
Accessories	35,794	40,808	(5,014)	(12.3)
Total net sales	$130,313	$119,806	$10,507	8.8%

Electronic sales represented 72.5 percent of the net sales for the three months ended May 31, 2010 compared to 65.9 percent in the prior year period.  $13.4 million of the increase in sales from this product group was the result of our recent acquisition of Invision, a manufacturer of rear seat entertainment systems, and the addition of a new security distribution agreement.  Our OEM sales increased as a result of increased car manufacturing and its related sales, as well as our new OEM programs.  Our video and digital player product lines also experienced an increase in revenue period over period.  Partially offsetting these increases were declines in audio, certain electronics products, and international sales due to the softness in the economy.

Accessory sales represented 27.5 percent of our net sales for the three months ended May 31, 2010 compared to 34.1 percent in the prior year period.  This group was impacted by a decline in digital antenna sales compared to the prior year period as a result of the industry-wide switch from analogue to digital technology in early 2009.  We also experienced lower sales in other Accessory products as a result of the economy.  These declines were partially offset by increased sales in our international business both in existing business and the addition of our acquisition of Schwaiger.

Overall, a portion of our total international sales has been impacted by the strengthening of the U.S. dollar versus the Euro; and the economic and political climate in Venezuela.

During the quarter ended May 31, 2010, sales incentive expenses increased by $1.2 million primarily as a result of our Schwaiger acquisition, which has several marketing programs.  The release of unearned or unclaimed sales incentives was $282.  We believe the reversal of unearned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Three Months Ended May 31,
	2010	2009

Gross profit	$27,061	$22,924
Gross margins	20.8%	19.1%

Gross margins, which increased by 170 basis points, were favorably impacted by increased sales in OEM related product; better margins in our existing product lines as new product was introduced; and reduced costs in freight and warehousing.

Operating Expenses and Operating Loss

	Three Months Ended May 31,
	2010	2009	$ Change	% Change

Operating expenses:
Selling	$8,829	$6,959	$1,870	26.9%
General and administrative	17,330	13,661	3,669	26.9
Engineering and technical support	2,389	2,072	317	15.3
Total operating expenses	$28,548	$22,692	$5,856	25.8%

Operating (loss) income	$(1,487)	$232	$(1,719)	(740.9)

Operating expenses increased $5.9 million for the three months ended May 31, 2010 from $22,692 in the prior year period.  As a percentage of net sales, operating expenses increased to 21.9% as compared to 18.9% for the three months ended May 31, 2009.  The increase in total operating expenses was primarily due to our Schwaiger and Invision acquisitions which accounted for $3.3 million.  In addition, the Company recorded $1.5 million in expenses for employee stock option costs and professional fees.  The balance of the increase was due to a reinstatement of a portion of the reductions originally instituted in the salary reduction program to all employees below the level of vice president.

Other Income (Expense)

	Three Months Ended May 31,
	2010	2009	$ Change	% Change

Interest and bank charges	$(441)	$(319)	$(122)	38.2%
Equity in income of equity investees	908	395	513	129.9
Other, net	1,501	448	1,053	235.0
Total other income	$1,968	$524	$1,444	275.6%

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany and interest for a capital lease.

Other income increased due to gains on forward exchange contracts during Fiscal 2011 (see Note 4).

Income Tax Benefit/Provision

The effective tax rate for the three months ended May 31, 2010 was an income tax benefit of (132.6)% compared to 37.5% in the prior period.  The effective tax rate is different than the statutory rate primarily due to a discrete item related to the recognition of a tax receivable as a result of the favorable resolution of an income tax audit.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended May 31,
	2010	2009

Net income	$1,119	$473

Net income per common share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

Net income for the three months ended May 31, 2010 was $1,119 compared to a net income of $473 in the prior year.  Net income per share for the three months ended May 31, 2010 was $0.05 (diluted) as compared to net income per share of $0.02 (diluted) for the prior year period. Net income for the three months ended May 31, 2010 includes a gain from foreign exchange contracts and a favorable tax settlement. Net income was impacted by sales incentive reversals of $282 (no taxes recorded) and $736 ($449 after taxes) for the three months ended May 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2010, we had working capital of $240,219 which includes cash and short-term investments of $83,597, compared with working capital of $239,787 at February 28, 2010, which included cash and short-term investments of $69,511. The increase in cash is primarily due to a decrease in accounts receivables, partially offset by an increase in inventory, a decrease in accounts payable and accrued expenses, and the repayment of bank obligations.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $21,089 for the three months ended May 31, 2010 principally due to decreased accounts receivables.

▪	The Company experienced increased accounts receivable turnover of 5.3 during the three months ended May 31, 2010 compared to 4.4 during the three months ended May 31, 2009.

▪	Inventory turnover declined to 3.3 during the three months ended May 31, 2010 compared to 4.2 during the three months ended May 31, 2009.

Investing activities used cash of $980 and $1,087 during the three months ended May 31, 2010 and 2009, respectively, primarily due to capital expenditures.

Financing activities used cash of $5,670 during the three months ended May 31, 2010, primarily from repayment of bank obligations.

Up until March 31, 2010, the Company had a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line allowed aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line was subsequently replaced by a $15,000 three-year facility at an interest rate of LIBOR plus 3.5%.  As of May 31, 2010 and February 28, 2010, no direct amounts were outstanding under either of these agreements.   At May 31, 2010, the Company had $1,017 and $1,248 outstanding in standby and commercial letters of credit, respectively, which reduces the amount available under the secured credit line.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2010, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$10,275	$521	$1,121	$1,147	$7,486
Operating leases (2)	21,764	4,614	6,071	4,202	6,877
Total contractual cash obligations	$32,039	$5,135	$7,192	$5,349	$14,363

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$1,582	$1,582	$-	$-	$-
Stand-by letters of credit (4)	2,265	2,265	-	-	-
Debt (5)	6,918	1,227	5,691	-	-
Contingent earn-out payments (6)	7,572	1,990	3,386	2,196	-
Unconditional purchase obligations (7)	90,589	90,589	-	-	-
Total commercial commitments	$108,926	$97,653	$9,077	$2,196	$-

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $84 and $5,428, respectively at May 31, 2010.

2. We enter into operating leases in the normal course of business.

3. Represents amounts outstanding under the Audiovox Germany Euro asset-based lending facility at May 31, 2010.

4. We issue standby and commercial letters of credit to secure certain bank obligations and insurance requirements.

5. Represents amounts outstanding under a loan agreement for Audiovox Germany.  This amount also includes amounts due under a call-put option with certain employees of Audiovox Germany.

6. Represents contingent payments in connection with the Thomson Accessory and Thomson Audio/Video acquisitions (see Note 3 of the Company’s annual report).

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

Acquisitions

During the third quarter of Fiscal 2010, the Company completed the acquisition of Schwaiger GmbH, a German market leader in the consumer electronics, SAT and receiver technologies for $4,348. The purpose of this acquisition was to expand our European operations and increase our presence in the European accessory market.

On February 1, 2010, the Company’s newly formed subsidiary, Invision Automotive Systems, Inc., purchased the assets of Invision Industries, Inc., a manufacturer of rear seat entertainment systems for OEM’s, ports and car dealers. As consideration for Invision, the Company paid $15,320 (including payments to principal and certain vendors).

In conjunction with the acquisition, the Company refinanced and executed a new loan with Suntrust Bank to pay down the former obligation of Invision Industries, Inc. and assumed certain debt. The total debt at closing was $5,000, which is included in the purchase price.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to further strengthen our OEM presence and add manufacturing capabilities to our business model (see Note 7 for the purchase price allocation).

Subsequent Events

The Company evaluated events occurring subsequent to May 31, 2010 for potential recognition and disclosure in the consolidated financial statements.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  The sublease lease agreement has been renewed and requires, for a term of three years, monthly payments of $50 until November 1, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending May 31, 2015 are $6,615.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements (see Note 18) to our consolidated financial statements included herein.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our market risk sensitive instruments since February 28, 2010 with the exception of our Venezuelan operation. The Company’s sales for the first fiscal quarter of 2011 were impacted by the economic and political situation in Venezuela, which has resulted in work stoppages at the car manufacturers due to parts shortages and issues with foreign exchange. Venezuela represented 2% of sales for the quarter. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds. The Company will continue to monitor the situation.

The Company also continues to monitor the circumstances related to its equity investment in Bliss-tel (Thailand) as discussed in Note 4.

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1                     LEGAL PROCEEDINGS

See Note 17 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 14 of the Form 10-K for the fiscal year ended February 28, 2010 for information regarding legal proceedings.

ITEM 1A.                 RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2010.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended May 31, 2010.

ITEM 6.                       EXHIBITS

Exhibit Number	Description

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.1

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

July 12, 2010

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer