Form 10-Q
period 2010-08-31
AUDIOVOX CORP
filed 2010-10-12
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

or

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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                                No       X

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 8, 2010
Class A Common Stock	20,672,505 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 31,	February 28,
	2010	2010
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$52,947	$69,511
Short-term investments	20,249	-
Accounts receivable, net	97,947	131,266
Inventory	126,345	102,717
Receivables from vendors	15,243	11,170
Prepaid expenses and other current assets	14,994	16,311
Income tax receivable	749	1,304
Deferred income taxes	47	47
Total current assets	328,521	332,326

Investment securities	15,003	15,892
Equity investments	12,327	11,272
Property, plant and equipment, net	20,682	22,145
Goodwill	7,631	7,389
Intangible assets	96,131	97,226
Deferred income taxes	509	515
Other assets	1,886	2,213
Total assets	$482,690	$488,978

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$37,754	$36,126
Accrued expenses and other current liabilities	31,289	35,790
Accrued sales incentives	12,513	10,606
Deferred income taxes	1,879	1,931
Bank obligations	1,584	1,703
Current portion of long-term debt	1,263	6,383
Total current liabilities	86,282	92,539

Long-term debt	5,673	6,613
Capital lease obligation	5,406	5,490
Deferred compensation	3,245	3,158
Other tax liabilities	1,219	1,219
Deferred tax liabilities	8,147	8,502
Other long-term liabilities	6,532	7,194
Total liabilities	116,504	124,715

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,454,112 and 22,441,712 shares issued and 20,635,305 and 20,622,905 shares outstanding at August 31, 2010 and February 28, 2010, respectively	225	225
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at August 31, 2010 and February 28, 2010	22	22
Paid-in capital	276,600	275,684
Retained earnings	115,760	113,996
Accumulated other comprehensive loss	(8,035)	(7,278)
Treasury stock, at cost, 1,818,807 shares of Class A common stock at August 31, 2010 and February 28, 2010	(18,386)	(18,386)
Total stockholders' equity	366,186	364,263
Total liabilities and stockholders' equity	$482,690	$488,978

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended August 31, 2010 and 2009
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Net sales	$129,297	$124,890	$259,611	$244,697
Cost of sales	101,827	101,292	205,079	198,174
Gross profit	27,470	23,598	54,532	46,523

Operating expenses:
Selling	7,623	6,203	16,452	13,162
General and administrative	16,032	14,372	33,362	28,033
Engineering and technical support	3,640	2,205	6,029	4,277
Total operating expenses	27,295	22,780	55,843	45,472

Operating income (loss)	175	818	(1,311)	1,051

Other income (expense):
Interest and bank charges	(479)	(384)	(920)	(703)
Equity in income of equity investees	840	355	1,748	750
Other, net	498	408	1,998	855
Total other income, net	859	379	2,826	902

Income before income taxes	1,034	1,197	1,515	1,953
Income tax expense (benefit)	389	(1,578)	(249)	(1,295)

Net income	$645	$2,775	$1,764	$3,248

Net income per common share (basic)	$0.03	$0.12	$0.08	$0.14

Net income per common share (diluted)	$0.03	$0.12	$0.08	$0.14

Weighted-average common shares outstanding (basic)	22,893,161	22,872,191	22,890,174	22,868,792
Weighted-average common shares outstanding (diluted)	23,043,136	22,933,728	23,037,640	22,899,561

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended August 31, 2010 and 2009
 (In thousands)
(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$1,764	$3,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,206	3,658
Bad debt expense (recovery)	444	(279)
Equity in income of equity investees	(1,748)	(650)
Distribution of income from equity investees	694	-
Deferred income tax expense (benefit)	1	(1,228)
Non-cash compensation adjustment	153	171
Non-cash stock based compensation expense	856	-
Loss on sale of property, plant and equipment	(1)	(14)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	31,580	5,963
Inventory	(24,991)	5,930
Receivables from vendors	(4,091)	5,321
Prepaid expenses and other	1,837	865
Investment securities-trading	(212)	(892)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	88	(13,665)
Income taxes payable	558	(1,230)
Net cash provided by operating activities	11,138	7,198

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,761)	(2,565)
Purchase of short-term investments	(20,000)	-
Sale of short-term investments	62	-
Purchase of long term investments	(70)	(7,446)
Proceeds from distribution from an equity investee	-	3,000
Reimbursement of patents	-	353
Issuance of short and long term note	109	359
Purchase of acquired business	-	(13)
Net cash used in investing activities	(21,660)	(6,312)

Cash flows from financing activities:
Proceeds from bank borrowings	-	169
Principal payments on capital lease obligation	(137)	(37)
Repayment of bank obligations	(5,909)	(692)
Borrowings on bank obligations	232	-
Proceeds from exercise of stock options	60	72
Net cash used in financing activities	(5,754)	(488)
Effect of exchange rate changes on cash	(288)	584
Net (decrease) increase in cash and cash equivalents	(16,564)	982
Cash and cash equivalents at beginning of period	69,511	69,504
Cash and cash equivalents at end of period	$52,947	$70,486

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
August 31, 2010
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

The Company granted 861,250 options during September of 2009, which vested one-half on November 30, 2009 and one-half on November 30, 2010, expire three years from date of vesting (November 30, 2012 and November 30, 2013, respectively), have an exercise price equal to $6.37, the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term between 3.2 and 4.2 years and a grant date fair value of $2.69 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 17,500 warrants during September of 2009 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal services. Accordingly, the Company recorded additional legal expense in the amount of approximately $9 for the quarter ended May 31, 2010, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at August 31, 2010.

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

As of August 31, 2010, the Company had unrecognized compensation costs of approximately $428 related to non-vested options. The unrecognized compensation costs related to these options will be completely recognized by November 30, 2010. At February 28, 2010, the Company had unrecognized compensation costs of $1,182.

Information regarding the Company's stock options and warrants is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of Shares	Price	Life

Outstanding and exercisable at February 28, 2010	1,315,584	$6.91
Granted	-	-
Exercised	(12,400)	4.83
Forfeited/expired	(92,086)	10.90
Outstanding and exercisable at August 31, 2010	1,211,098	$6.63	2.10

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2010
(Dollars in thousands, except share and per share data)

3)           Net Income Per Common Share

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Weighted-average common shares outstanding	22,893,161	22,872,191	22,890,174	22,868,792
Effect of dilutive securities:
Stock options and warrants	149,975	61,537	147,466	30,769
Weighted-average common shares and potential common shares outstanding	23,043,136	22,933,728	23,037,640	22,899,561

Stock options and warrants totaling 232,383 and 1,238,062 for the three months ended August 31, 2010 and 2009, respectively, and 225,983 and 1,341,538 for the six months ended August 31, 2010 and 2009, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

(4)           Fair Value Measurements

The Company adopted authoritative guidance on “Fair Value Measurements”, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value.  This guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Quoted market prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable.
Level 3 - Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at August 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$52,947	$52,947	$-	$-
Short-term investments
Foreign currency contract (a)	$906	$906	$-	$-
Trading Securities	20,249	20,249	-	-
Total short-term investments	$21,155	$21,155	$-	$-
Long-term investment securities:
Marketable securities
Trading securities	$3,370	$3,370	$-	$-
Available-for-sale securities	9,771	5,668	-	4,103
Total marketable securities	13,141	9,038	-	4,103
Other investment at cost (b)	1,862	-	-	-
Total long-term investment securities	$15,003	$9,038	$-	$4,103

(a)	The foreign currency contract is recorded in prepaid expenses and other current assets on the Company’s balance sheet.
(b)	There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of this investment.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2010
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

Short-term investments include an investment in forward exchange contracts. In the fourth quarter of Fiscal 2010, our German subsidiary entered into certain forward contracts to hedge the currency exposure for its U.S. dollar denominated assets, liabilities and future commitments.  The gains or losses associated with these foreign exchange contracts are evaluated and recorded, as applicable, on the measurement date as the contracts are not specifically connected to any assets, liabilities or future commitments.  As of August 31, 2010, the Company has closed all forward contracts.  An asset of $906 has been recorded and will be fully settled by March 2011. During the second fiscal quarter, the Company recorded a $172 loss associated with the closure of the contracts.  For Fiscal 2011, a total gain of $828 has been included in other income.

Short-term investments include an investment in fixed income securities and mutual funds of $20,249. In July, the Company invested a portion of its cash position with a major financial institution with the intention of improving returns while maintaining a conservative portfolio and providing high liquidity.  The maturity dates range from less than one year to long-term, however, the long-term securities can be actively traded in broker/dealer markets.  The securities are held with the intent of maintaining an intended return on the investments while remaining within the Company’s overall risk parameters, and therefore are bought and sold within the account to achieve such return.  The investment has been classified within trading securities with all gains and losses, in addition to interest earned, being recorded through the income statement in other income.

During its fourth quarter review in Fiscal 2010, the Company determined that its investment in Bliss-tel was other than temporarily impaired. The Company continues to monitor Bliss-tel management’s business plan to improve its financial and commercial position including consideration of the progress of its bank negotiations and efforts to raise additional capital. Management has determined that Bliss-tel has completed its debt restructuring plan.  There were no adverse changes in circumstances during our second fiscal quarter to indicate that further impairment of this investment was necessary. We will continue to evaluate the circumstances impacting this investment throughout the fiscal year ending February 28, 2011.

As of August 31, 2010, the Company had $4,550 (at par value) of an auction rate security included within its portfolio of long-term investment securities, which is collateralized by student loan portfolios, guaranteed by the United States government. This auction rate security is classified as an available-for-sale long-term investment. As of August 31, 2010, the Company recorded approximately $447 of unrealized losses on this auction rate note.

Due to current economic pressures in the U.S. credit markets, the Company considered various valuation techniques for its auction rate security. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Accordingly, these securities continue to be classified as Level 3 within the fair value hierarchy. On October 1, 2010, the Company was notified that a tender offer for these auction rate securities has been proposed. The Company is awaiting further information in order to participate in this tender offer. The Company does not anticipate a further loss upon participation in the tender offer.

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which had been classified as held-to-maturity.  During its second fiscal quarter, the Company was advised that the exchange rate on these bonds will no longer float with current exchange rates, and was set at the lower of the two-tier exchange rate.  Management has determined that the better strategy for this investment would be to liquidate the bonds as soon as market conditions warrant and satisfy its U.S. dollar obligations with the funds.  The investment has been reclassified as available for sale at August 31, 2010.  During the three months ended August 31, 2010, a foreign exchange loss of approximately $1.5 million has been recorded in the Company’s financial statements.  This loss has been offset by the foreign exchange gain recorded on its U.S. dollar denominated intercompany debt.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2010
(Dollars in thousands, except share and per share data)

(5)           Other Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Net income	$645	$2,775	$1,764	$3,248

Other comprehensive (loss) income:
Foreign currency translation adjustments	(874)	(11)	(1,122)	441
Unrealized holding gain (loss) on available-for-sale investment securities arising during the period, net of tax	439	(124)	365	(81)
Other comprehensive (loss) income, net of tax	(435)	(135)	(757)	360

Total comprehensive income	$210	$2,640	$1,007	$3,608

The Company did not record tax expenses during the three and six months ended August 31, 2010 and August 31, 2009 as a result of the loss position for related securities.

The Company’s accumulated other comprehensive losses consist of the following:

	August 31,	February 28,
	2010	2010

Accumulated other comprehensive losses:
Foreign exchange losses	$(4,821)	$(3,701)
Unrealized losses on investments, net of tax	(3,214)	(3,577)
Total accumulated other comprehensive losses	$(8,035)	$(7,278)

 (6)           Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended
	August 31,
	2010	2009
Cash paid during the period:
Interest (excluding bank charges)	$697	$564
Income taxes (net of refunds)	$644	$1,212

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2010
(Dollars in thousands, except share and per share data)

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

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable, net	$3,136
Inventory	4,984
Property, plant and equipment, net	2,973
Other assets	53
Trademarks and other intangible assets	4,802
Goodwill	7,631
Total assets acquired	$23,579

Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$7,591
Future warranty	668
Total liabilities assumed	8,259
Net assets acquired	$15,320

The Company expensed acquisition costs of $219 in accordance with ASC 805.

The following unaudited pro-forma financial information for the three and six months ended August 31, 2010 and 2009 represent the combined results of the Company’s operations as if the Schwaiger and Invision acquisitions had occurred on March 1, 2009. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Net sales	$129,297	$146,292	$259,611	$287,499
Net income	645	5,444	1,764	8,586
Net income per share-basic and diluted	$0.03	$0.24	$0.08	$0.37

(8)           Goodwill and Intangible Assets

The change in goodwill is as follows:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2010
(Dollars in thousands, except share and per share data)

Balance at February 28, 2010	$7,389
Invision purchase adjustments	242
Balance at August 31, 2010	$7,631

At August 31, 2010, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$80,471	$-	$80,471
Customer relationships subject to amortization (5-20 years)	16,850	3,355	13,495
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	571	609
Patents subject to amortization (5-10 years)	1,684	735	949
License subject to amortization (5 years)	1,400	793	607
Contract subject to amortization (5 years)	1,104	1,104	-
Total	$102,689	$6,558	$96,131

At February 28, 2010, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames/Licenses not subject to amortization	$80,471	$-	$80,471
Customer relationships subject to amortization (5-20 years)	16,850	2,554	14,296
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	470	710
Patents subject to amortization (5-10 years)	1,684	682	1,002
License subject to amortization (5 years)	1,400	653	747
Contract subject to amortization (5 years)	1,104	1,104	-
Total	$102,689	$5,463	$97,226

The Company recorded amortization expense of $547 and $374 for the three months ended August 31, 2010 and 2009, respectively, and $1,097 and $753 for the six months ended August 31, 2010 and 2009, respectively. The estimated aggregate amortization expense for the cumulative five years ending August 31, 2015 amounts to $7,265.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and six months ended August 31, 2010, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(9)           Equity Investments

As of August 31, 2010 and February 28, 2010, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2010
(Dollars in thousands, except share and per share data)

	August 31,	February 28,
	2010	2010

Current assets	$24,237	$21,793
Non-current assets	4,976	5,316
Current liabilities	4,560	4,565
Members' equity	24,653	22,544

	Six Months Ended August 31,
	2010	2009

Net sales	$38,781	$23,523
Gross profit	9,956	5,916
Operating income	3,470	1,382
Net income	3,496	1,500

The Company's share of income from ASA for the six months ended August 31, 2010 and 2009 was $1,748 and $750, respectively.

(10)           Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for fiscal 2011 excluding discrete items is estimated to be 26.4% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended August 31, 2010 the Company recorded a provision for income taxes of $389, which consisted of U.S., state and local and foreign taxes, offset by discrete items related to the accrual of interest for uncertain tax positions under ASC 740.  For the three months ended August 31, 2009, the Company recorded a benefit for income taxes of $1,578 which consisted of tax benefits related to discrete items including recently enacted state tax legislation impacting the recognition of certain tax positions under ASC 740 and the tax effects of certain foreign tax matters, offset by a tax provision related to U.S., state and local and foreign taxes.

(11)           Inventory

Inventories by major category are as follows:

	August 31,	February 28,
	2010	2010

Raw materials	$10,285	$4,428
Work in process	1,469	300
Finished goods	114,591	97,989
Inventory, net	$126,345	$102,717

(12)           Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2010
(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Opening balance	$10,710	$11,612	$10,606	$7,917
Accruals	7,269	5,930	13,255	12,541
Payments and credits	(5,105)	(7,518)	(10,705)	(9,698)
Reversals for unearned sales incentive	(333)	(336)	(484)	(910)
Reversals for unclaimed sales incentives	(28)	(233)	(159)	(395)
Ending balance	$12,513	$9,455	$12,513	$9,455

(13)           Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Opening balance	$11,466	$13,351	$13,058	$14,410
Liabilities accrued for warranties issued during the period	1,786	3,315	5,000	5,940
Warranty claims paid during the period (includes the acquired warranty liabilities)	(1,203)	(4,872)	(6,009)	(8,556)
Ending balance	$12,049	$11,794	$12,049	$11,794

(14)           Financing Arrangements

The Company has the following financing arrangements:

	August 31,	February 28,
	2010	2010

Bank Obligations
Domestic bank obligations (a)	$-	$-
Foreign bank obligations (b)	1,584	1,703
Total bank obligations	$1,584	$1,703

Debt
Euro term loan agreement (c)	$3,850	$4,823
Suntrust loan (d)	-	5,022
Oehlbach (e)	112	120
Other (f)	2,974	3,031
Total debt	6,936	12,996
Less: current portion of long-term debt	1,263	6,383
	$5,673	$6,613

(a)           Domestic Bank Obligations

Up until March 31, 2010, the Company had a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line allowed aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. On March 31, 2010, the line was subsequently replaced by a $15,000 three-year facility at an interest rate of LIBOR plus 2.8%.  As of August 31, 2010 and February 28, 2010, no direct amounts were outstanding under either of these agreements.   At August 31, 2010, the Company had $3,017 and $429 outstanding in standby and commercial letters of credit, respectively, which reduces the amount available under the secured credit line.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2010
(Dollars in thousands, except share and per share data)

(b)           Foreign Bank Obligations

Foreign bank obligations include a Euro accounts receivable factoring arrangements totaling 23,000 and a 5,000 Euro Asset-Based Lending ("ABL") (finished goods inventory and non factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2010.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under this ABL is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.4% to 2.5%, and the Company pays 0.16% to 0.29% of its gross sales as a fee for the accounts receivable factoring arrangement. As of August 31, 2010, the amount of accounts receivable and finished goods available for factoring exceeded the amounts outstanding under this obligation.

The Company has a $2,000 credit line in Venezuela to fund the short-term working capital needs of the local operation. This line is secured by a standby letter of credit in the U.S., expires on June 30, 2011 and carries an interest rate of 20%, which is fixed for 90 days.

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

(d)           Suntrust

On February 1, 2010, the Company entered into a two-year monthly installment loan in the amount of $5,000 at an interest rate of LIBOR + 4%. This loan was used to pay down liabilities assumed in the asset purchase of Invision Systems, Inc. In April 2010, this loan was prepaid in full without penalty.

(e)           Oehlbach

In connection with the Oehlbach acquisition, the Company acquired short term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from May 2010 to March 2011.

(f)           Other Debt

This amount includes a call/put option owed to certain employees of Audiovox Germany.

(15)           Other Income (Expense)

Other income is comprised of the following:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Interest income	$303	$255	$474	$419
Rental income	140	136	257	270
Miscellaneous	55	17	1,267	166
Total other, net	$498	$408	$1,998	$855

Other income includes a gain on forward exchange contracts of approximately $828 (see Note 4).

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2010
(Dollars in thousands, except share and per share data)

(16)           Venezuela

On Friday, January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar fuerte) and move to a two tier exchange structure, 2.60 for essential goods and 4.30 for non-essential goods and services.  Although products sold by our Venezuelan operation are expected to be classified as non-essential, the Company has certain U.S. dollar denominated assets and liabilities for which the 2.60 rate has been applied. The Company has applied the official rate of 4.3 for all other U.S. dollar denominated assets and liabilities.

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

The Company’s sales for Fiscal 2011 were impacted by the economic and political situation in Venezuela, which has resulted in work stoppages at the car manufacturers due to parts shortages and issues with foreign exchange. Venezuela represents approximately 2% of sales for the Company. The majority of assets invested in Venezuela are cash related. The Company will continue to monitor circumstances that could impact its Venezuelan operations.

(17)           Contingencies

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

During the fourth quarter of Fiscal 2009, the Company became aware that certain personal consumer credit card information had been accessed by an intrusion by an unauthorized source. The Company has notified the various state and federal authorities in which the consumers reside and is offering a plan of credit monitoring and protection for the affected individuals. The Company is partially covered by insurance but anticipates amounts will be necessary to cover the cost of this issue. The Company recorded certain costs associated with this issue as of February 28, 2010, based on information available at the time. There were no additional costs recorded during the three and six months ended August 31, 2010.

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
August 31, 2010
(Dollars in thousands, except share and per share data)

(18)         Subsequent Events

During October, we were notified that Qualcomm has decided to suspend its direct to consumer sales of new FLO TV devices. This decision will not have a material impact on the Company. We are working with FLO TV and Qualcomm to transition out of the business.

(19)         New Accounting Pronouncements

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

In May 2010, the FASB issued authoritative guidance included in ASC 830 “Foreign Currency” which requires certain disclosures when a company uses alternative exchange rates for re-measurement of U.S. dollar-denominated balances which are subsequently translated at official exchange rates for financial reporting purposes.  The guidance, which was effective in March 2010, did not have a material impact on the Company.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2010 compared to the three and six months ended August 31, 2009. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”. We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

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

The Company is organized by product category as follows:

Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead and headrests,
▪	autosound products including radios, speakers, amplifiers and CD changers,
▪	satellite radios including plug and play models and direct connect models,
▪	automotive security and remote start systems,
▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	home and portable stereos,
▪	digital multi-media products such as personal video recorders and MP3 products,
▪	camcorders,
▪	clock-radios,
▪	digital voice recorders,
▪	home speaker systems,
▪	portable DVD players,
▪	digital picture frames, and
▪	e-readers.

Accessories products include:

▪	High-Definition Television (“HDTV”) antennas,
▪	Wireless Fidelity (“WiFi”) antennas,
▪	High-Definition Multimedia Interface (“HDMI”) accessories,
▪	home electronic accessories such as cabling,
▪	other connectivity products,

▪	power cords,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	iPod specialized products,
▪	wireless headphones,
▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,
▪	power supply systems,
▪	electronic equipment cleaning products, and
▪	set-top boxes.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities. A summary of the Company's significant accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2010.   Since February 28, 2010, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended August 31, 2010. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and six months ended August 31, 2010 and 2009.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2010 and 2009.

Net Sales

	August 31,
	2010	2009	$ Change	% Change

Three Months Ended:
Electronics	$95,199	$79,031	$16,168	20.5%
Accessories	34,098	45,859	(11,761)	(25.6)
Total consolidated net sales	$129,297	$124,890	$4,407	3.5%

Six Months Ended:
Electronics	$189,719	$158,030	$31,689	20.1%
Accessories	69,892	86,667	(16,775)	(19.4)
Total consolidated net sales	$259,611	$244,697	$14,914	6.1%

Electronic sales represented 73.6% and 73.1% of the net sales for the three and six months ended August 31, 2010, respectively, compared to 63.3% and 64.6% in the prior year periods. For the three and six months ended August 31, 2010, approximately $13,400 and $24,400, respectively of the increase in sales from this product group was the result of our recent acquisition of Invision, a manufacturer of rear seat entertainment systems, and the addition of a new security distribution agreement.  Our OEM sales increased as a result of increased car manufacturing and its related sales, as well as our new OEM programs. Our audio, video and digital player product lines also experienced an increase in revenue period over period.  Partially offsetting these increases were declines in certain electronics products.

Accessory sales represented 26.4% and 26.9% of our net sales for the three and six months ended August 31, 2010, respectively, compared to 36.7% and 35.4% in the prior year periods.  This group was impacted by a decline in digital antenna sales compared to the prior year period as a result of the industry-wide switch from analogue to digital technology in early 2009.  We also experienced lower sales in other Accessory products as a result of the economy.  These declines were partially offset by increased sales in our international business both in existing business and the addition of our acquisition of Schwaiger.

Overall, a portion of our total international sales have increased during our second fiscal quarter due to the weakening of the U.S. dollar versus the Euro; and the addition of our Schwaiger acquisition.

During the quarter ended August 31, 2010, sales incentive expenses increased by $1,587 primarily as a result of our Schwaiger acquisition, which has several marketing programs. Sales incentive expenses for the six months ended August 31, 2010 increased $1,540 primarily as a result of the Schwaiger acquisition, partially offset by a decline in Accessories sales which has higher sales incentives. The release of unearned or unclaimed sales incentives was $361 and $643 for the three and six months ended August 31, 2010, respectively. We believe the reversal of unearned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	August 31,
	2010	2009	$ Change	% Change

Three Months Ended:
Gross profit	$27,470	$23,598	$3,872	16.4%
Gross margin percentage	21.3%	18.9%

Six Months Ended:
Gross profit	$54,532	$46,523	$8,009	17.2%
Gross margin percentage	21.0%	19.0%

Gross margins, which increased by 240 and 200 basis points for the three and six months ended August 31, 2010, respectively, were favorably impacted by increased sales in OEM related product; better margins in our existing product lines as new product was introduced; and reduced costs in freight and warehousing.

Operating Expenses and Operating Loss

	August 31,
	2010	2009	$ Change	% Change

Three Months Ended:
Operating income (loss)	$175	$818	$(643)	(78.6)%

Six Months Ended:
Operating (loss) income	$(1,311)	$1,051	$(2,362)	(224.7)%

Operating expenses increased $4,514 and $10,371 for the three and six months ended August 31, 2010. respectively, from $22,780 and $45,472 in the prior year periods.  As a percentage of net sales, operating expenses increased to 21.1% and 21.5% as compared to 18.2% and 18.6% for the three and six months ended August 31, 2009, respectively. The increase in total operating expenses was primarily due to our Schwaiger and Invision acquisitions which accounted for $4.0 million and $6.6 million during the three and six months ended August 31, 2010, respectively.  In addition, the Company recorded charges for employee stock option costs and professional fees, bad debt expenses associated with a bankruptcy settlement, and severance charges associated with the consolidation of a German operating location.  The balance of the increase was due to a reinstatement of a portion of the reductions originally instituted in the salary reduction program to all employees below the level of vice president.

Other Income (Expense)

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany and interest for a capital lease.

Other income increased due to gains on forward exchange contracts during Fiscal 2011 (see Note 4).

Income Tax Benefit/Provision

The effective tax rate for the three and six months ended August 31, 2010 was a provision for income taxes of 37.6% and a benefit for income taxes of 16.4% compared to benefit for income taxes of 131.8% and 66.3% in the prior periods.  The effective tax rate for the six-months ended August 31, 2010 is different than the statutory rate primarily due to a discrete item related to the recognition of a tax receivable as a result of the favorable resolution of an income tax audit.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Net income	$645	$2,775	$1,764	$3,248

Net income per common share:
Basic	$0.03	$0.12	$0.08	$0.14
Diluted	$0.03	$0.12	$0.08	$0.14

Net income declined for the three months ended August 31, 2010 versus the prior year period primarily as a result of a discrete tax benefit recorded in 2009 associated with a FIN 48 tax position.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2010, we had working capital of $242,239 which includes cash and short-term investments of $73,196, compared with working capital of $239,787 at February 28, 2010, which included cash and short-term investments of $69,511. The increase in cash is primarily due to a decrease in accounts receivable, partially offset by an increase in inventory, the purchase of short-term investments and the repayment of the Suntrust loan.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $11,138 for the six months ended August 31, 2010 principally due to decreased accounts receivables, offset by an increase in inventory.

▪	The Company experienced increased accounts receivable turnover of 5.3 during the six months ended August 31, 2010 compared to 4.8 during the six months ended August 31, 2009.

▪	Inventory turnover declined to 2.8 during the six months ended August 31, 2010 compared to 2.9 during the six months ended August 31, 2009.

Investing activities used cash of $21,660 during the six months ended August 31, 2010, primarily due to the purchase of short-term investments.

Financing activities used cash of $5,754 during the six months ended August 31, 2010, primarily from repayment of bank obligations.

Up until March 31, 2010, the Company had a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line allowed aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line was subsequently replaced by a $15,000 three-year facility at an interest rate of LIBOR plus 2.8%.  As of August 31, 2010 and February 28, 2010, no direct amounts were outstanding under either of these agreements.   At August 31, 2010, the Company had $3,017 and $429 outstanding in standby and commercial letters of credit, respectively, which reduces the amount available under the secured credit line.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2010, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$10,145	$521	$1,134	$1,147	$7,343
Operating leases (2)	20,539	4,324	5,691	4,111	6,413
Total contractual cash obligations	$30,684	$4,845	$6,825	$5,258	$13,756

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$1,584	$1,584	$-	$-	$-
Stand-by and commercial letters of credit (4)	3,446	3,446	-	-	-
Debt (5)	6,936	1,375	5,561	-	-
Contingent earn-out payments (6)	7,263	1,990	3,398	1,875	-
Unconditional purchase obligations (7)	98,659	98,659	-	-	-
Total commercial commitments	$117,888	$107,054	$8,959	$1,875	$-

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $85 and $5,406, respectively at August 31, 2010.

2. We enter into operating leases in the normal course of business.

3. Includes amounts outstanding under the Audiovox Germany Euro asset-based lending facility at August 31, 2010 and the Venezuelan credit line.

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

Subsequent Events

During October, we were notified that Qualcomm has decided to suspend its direct to consumer sales of new FLO TV devices. This decision will not have a material impact on the Company. We are working with FLO TV and Qualcomm to transition out of the business.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  The sublease lease agreement has been renewed and requires, for a term of three years, monthly payments of $50 until November 1, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending August 31, 2015 are $6,652.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements (see Note 19) to our consolidated financial statements included herein.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations  primarily in Germany, Canada,  Mexico and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended August 31, 2010, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $2.1 million and $0.1 million, respectively. For the six months ended August 31, 2010, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $4.8. The change in net income is negligible. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

There has been no significant change in our market risk sensitive instruments since February 28, 2010 with the exception of our operations in Venezuela. Venezuela represented 2% of quarterly and year to date sales. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds (see Note 4). The Company will continue to monitor the situation.

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and six month period ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and six months ended August 31, 2010.

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

October 12, 2010

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer