Form 10-K/A
period 2010-02-28
AUDIOVOX CORP
filed 2010-12-22
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 28, 2010.

EXPLANATORY NOTE

Audiovox Corporation (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended February 28, 2010, filed with the Securities and Exchange Commission on May 14, 2010, as amended on June 7, 2010, for the sole purpose of including the information in Part II Items 10 and 11 required by Items 401 and 402(c)(2)(vi) and k(2)(iv) and 402(d)(2)(iii) of Regulation S-K with respect to our executive officers and plan-based awards, respectively.

This amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Company’s Form 10-K except to the extent set forth herein.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

“Executive Officers of the Registrant”

The following is a list of our executive officers as of February 28, 2010:

Name	Age	Date First Elected Officer	Present Title
Patrick M. Lavelle	58	1980	President and Chief Executive Officer
Charles M. Stoehr	63	1979	Senior Vice President and Chief Financial Officer
Thomas Malone	55	1986	Senior Vice President of Sales
C. David Geise	59	2007	Senior Vice President of Sales
Loriann Shelton	53	1994	Senior Vice President of Accounting and Credit
Chris Lis Johnson	58	1986	Vice President of Employee Programs and Corporate Secretary

Mr. Patrick M. Lavelle was elected President and Chief Executive Officer of Audiovox Corporation in May 2005.  From 1991 to 2005, Mr. Lavelle was Senior Vice President of Audiovox Corporation.  From 1980 to 1991, Mr. Lavelle held the position of Vice President of Audiovox Corporation.  In 1993, Mr. Lavelle was elected to the Board of Directors and serves as a Director of most of Audiovox’s operating subsidiaries.

Mr. Charles M. Stoehr has been the Chief Financial Officer of Audiovox Corporation since 1979.  In 1990, he was elected Senior Vice President of Audiovox Corporation.  Mr. Stoehr was elected to the Board of Directors in 1987 and serves as a Director of most of Audiovox Corporation’s operating subsidiaries.

Mr. Thomas Malone has held the position of Senior Vice President of Sales of Audiovox Corporation from 2006 – present.  In 2007, Mr. Malone was appointed President of Audiovox Electronics Corporation (a subsidiary of Audiovox Corporation).  From 1986 to 2006, Mr. Malone was Vice President of Sales for Audiovox Electronics Corporation.

Mr. David Geise has been President of Audiovox Accessories, Corp. (a subsidiary of Audiovox Corporation) and a Senior Vice President of Audiovox Corporation since 2007.  From 1998 – 2006, Mr. Geise held numerous executive positions with Thomson Consumer Electronics.  From 2001 – 2006, Mr. Geise was Vice President and General Manager Thomson Accessories World-Wide.  In 2006, Mr. Geise also held the position of Vice President of International Business Americas.

Ms. Loriann Shelton has held the position of Senior Vice President of Accounting and Credit of Audiovox Corporation from 2006 – present.  During this period, she has been Chief Financial Officer of Audiovox Electronics Corporation (a subsidiary of Audiovox Corporation).  From 1994 – 2006, Ms. Shelton was Vice President of Finance and Controller for Audiovox Electronics Corporation.

Ms. Chris Lis Johnson has held the position of Corporate Secretary of Audiovox Corporation since 1980.  She has been Vice President of Audiovox Corporation since 1986.  From 2006 to present, she has been Vice President of Employee Programs.  From 1994 to 2006, she was Vice President of Systems Management.

Under the Company’s By-Laws, the officers of the corporation hold office until their respective successors are chosen and qualified or until they have resigned, retired or been removed by the affirmative vote of a majority of the Board of Directors.  There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was elected.

Item 11 – Executive Compensation

Compensation of Directors

Currently, our non-management directors receive an annual retainer of $25,000, plus $1,500 per meeting attended and $1,000 for compensation committee meetings attended ($2,500 for the chair of the audit committee for in-person meetings of the audit committee). If the non-management director attends a meeting via telephone, the fee is $500 per meeting for the board and compensation committee and $1,500 for the audit committee. Chairs of each of the audit and compensation committees also receive an additional $15,000 and $10,000 per year, respectively.

On July 23, 2009, Philip Christopher was granted non-qualified stock options relating to 20,000 shares of common stock at an exercise price of $7.48. These options vested one-half on August 31, 2009 and one-half on November 30, 2009 and expire two years from the vesting date. On September 14, 2009, Philip Christopher and each of Messrs. Kreuch, Lesser and McManus were granted non-qualified stock options relating to 5,000 and 15,000 shares, respectively of common stock at an exercise price of $6.37 per share, which was equal to or greater than the market price on the date of the grant. These options vest one-half on November 30, 2009 and one-half on November 30, 2010 and expire three years from the date of vesting.

The following table discloses the cash, stock option awards, and other compensation earned, paid, or awarded to each of the Company’s directors during the fiscal year ended February 28, 2010.

Director Compensation Table

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($) (1)	($)	($)	($)	($)
Paul C. Kreuch	$69,000	$-	$40,350	$-	$-	$-	$109,350
Dennis F. McManus	$46,500	$-	$40,350	$-	$-	$-	$86,850
Peter A. Lesser	$53,500	$-	$40,350	$-	$-	$-	$93,850
Philip Christopher	$39,833	$-	$72,250	$-	$-	$-	$112,083

(1)
This column represents the aggregate fair value of stock options granted to each of our independent directors.  The fair value per option of the grants on July 23, 2009 and September 14, 2009 were $2.94 and $2.69, respectively.  For additional information on the valuation assumptions with respect to the 2010 grants, refer to note 1 of the Company’s financial statements in the Form 10-K for the year ended February 28, 2010.  The amount disclosed is exclusive of forfeiture estimates and represents the maximum value of the grant for each director, as the grant did not contain performance conditions. All of the granted options indicated above were outstanding as of February 28, 2010.

Fiscal 2010 Summary Compensation Table

					Non-Equity
				Option	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Compensation	Compensation
Principal Position	Year	(1)(6)	(2)	(3)	(2)	(4)	Total
Patrick M. Lavelle	2010	$812,602	$-	$605,250	$500,000	$18,48)2	$1,936,334
President and Chief	2009	$925,160	$-	$36,000	$-	$24,620	$985,780
Executive Officer	2008	$982,691	$-	$81,500	$500,000	$24,489	$1,588,680

Charles M. Stoehr	2010	$360,000	$-	$302,625	$102,204	$17,961	$782,790
Senior Vice President and	2009	$360,000	$-	$18,000	$-	$25,632	$403,632
Chief Financial Officer	2008	$393,846	$-	$40,750	$89,887	$28,087	$552,570

Thomas C. Malone	2010	$191,250	$-	$67,250	$233,750	$17,465	$509,715
Senior Vice President	2009	$202,500	$-	$18,000	$247,500	$22,644	$490,644
	2008	$209,769	$-	$40,750	$196,667	$32,546	$479,732

Loriann Shelton	2010	$270,000	$10,000	$107,600	$90,000	$14,619	$492,219
Senior Vice President	2009	$268,350	$54,000	$18,000	$-	$25,737	$366,087
	2008	$280,246	$-	$40,750	$74,546	$26,244	$421,786

C. David Geise	2010	$191,250	$-	$67,250	$95,000	$14,000	$367,500
Senior Vice President	2009	$202,500	$-	$18,000	$-	$20,935	$241,435
	2008	$220,764	$-	$40,750	$22,500	$22,910	$306,924

John J. Shalam (5)	2010	$149,224	$-	$605,250	$417,874	$33,870	$1,206,218
Chairman of The Board	2009	$345,000	$-	$36,000	$-	$61,827	$442,827
	2008	$438,461	$-	$81,500	$359,547	$58,321	$937,829

(1)
The Company deferred $250,000 in Fiscal Years 2010 and 2009 and $244,230 in Fiscal Year 2008 of Mr. Lavelle’s salary into a special deferred compensation account (the “Lavelle Account”), see further discussion in the non-qualified deferred compensation plan table.

(2)	Refer to CD&A for a further discussion on the non-equity incentive plan and bonus calculations for our Chairman and NEOs.

(3)
This column represents the aggregate fair value of stock options granted to each of our NEO’s.  For additional information on the valuation assumptions with respect to the 2010 grants, refer to note 1 of the Company’s financial statements in the Form 10-K for the year ended February 28, 2010.  The amount disclosed is exclusive of forfeiture estimates and represents the maximum value of the grant for each NEO, as the grant did not contain performance conditions.  The amounts presented do not represent the actual value that will be recognized by the NEO’s upon exercise, as applicable.

(4)	See the All Other Compensation Table in our Proxy Statement for additional information.

(5)	Mr. Shalam, Chairman of the Board, is not an executive officer of the Company.

(6)
In January 2008, our PEO put into place a broad overhead reduction plan across all internal departments for the remainder of Fiscal 2008, Fiscal 2009, and continuing into Fiscal 2010 (see Overhead Reduction Program for further details). The plan consisted of various components including temporary mandated reductions in base salary of all employees relative to position.

Grants of Plan Based Awards during Fiscal 2010

The following table discloses the amount of non-equity incentive plan awards and the actual number of restricted stock awards and stock options granted and the grant date of those awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Awards
Name					All Other	All Other
					Stock	Option
					Awards:	Awards:	Exercise
					Number of	Number of	or Base	Grant Date
					Shares of	Securities	Price of	Fair Value
					Stock or	Underlying	Option	Of Option
	Grant	Threshold	Target	Maximum	Units	Options (1)	Awards (2)	Awards (3)
	Date	($)	($)	($)	(#)	(#)	($/Sh)	($)
Lavelle	2010	$250,000	$500,000	$500,000
	9/14/2009				-	225,000	$6.37	$605,250
Stoehr	2010	$-	$102,204	$102,204
	9/14/2009				-	112,500	$6.37	$302,625
Malone	2010	$275,000	$233,750	$233,750
	9/14/2009				-	25,000	$6.37	$67,250
Shelton	2010	$-	$90,000	$90,000
	9/14/2009				-	40,000	$6.37	$107,600
Geise	2010	$-	$95,000	$145,000
	9/14/2009				-	25,000	$6.37	$67,250
Shalam	2010	$-	$417,874	$417,874
	9/14/2009				-	225,000	$6.37	$605,250

(1)
This column shows the number of stock options granted in Fiscal 2010 to our Chairman and NEOs. These options vested one-half on November 30, 2009 and one-half on November 30, 2010, and expire three years from the respective vesting dates.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of Audiovox stock on September 11, 2009.

(3)
These options had an aggregate fair value on the grant date of $1,755,225 for the above participants in the award, which was calculated using the Black Scholes value on the grant date of $2.69 per option. For additional information on the valuation assumptions, refer to note 1 of the Company’s financial statements in the Form 10-K for the year ended February 28, 2010.

Note: The column entitled “Estimated Future Payouts Under Equity Incentive Plans Awards” has been omitted as there is no information to report in this column.

The balance of the information required by Item 10 and Item 11, and the information required by Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K was included in our Proxy Statement for the Annual Meeting of Stockholders, which was filed on June 9, 2010, and such information is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIOVOX CORPORATION

December 22, 2010
By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer