Form 10-Q
period 2010-11-30
AUDIOVOX CORP
filed 2011-01-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____                                No       X

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 9, 2011
Class A Common Stock	20,780,505 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	November 30,	February 28,
	2010	2010
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$37,823	$69,511
Short-term investments	24,558	-
Accounts receivable, net	131,668	131,266
Inventory	133,351	102,717
Receivables from vendors	8,037	11,170
Prepaid expenses and other current assets	13,019	16,311
Income tax receivable	-	1,304
Deferred income taxes	48	47
Total current assets	348,504	332,326

Investment securities	11,467	15,892
Equity investments	12,926	11,272
Property, plant and equipment, net	20,229	22,145
Goodwill	8,212	7,389
Intangible assets	95,665	97,226
Deferred income taxes	528	515
Other assets	2,485	2,213
Total assets	$500,016	$488,978

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$38,276	$36,126
Accrued expenses and other current liabilities	34,721	35,790
Accrued sales incentives	15,338	10,606
Income taxes payable	1,011	-
Deferred income taxes	1,895	1,931
Bank obligations	2,183	1,703
Current portion of long-term debt	2,712	6,383
Total current liabilities	96,136	92,539

Long-term debt	5,408	6,613
Capital lease obligation	5,384	5,490
Deferred compensation	3,601	3,158
Other tax liabilities	1,219	1,219
Deferred tax liabilities	8,243	8,502
Other long-term liabilities	6,168	7,194
Total liabilities	126,159	124,715

Commitments and contingencies

Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,545,337 and 22,441,712 shares issued and 20,727,505 and 20,622,905 shares outstanding at November 30, 2010 and February 28, 2010, respectively	225	225
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at November 30, 2010 and February 28, 2010	22	22
Paid-in capital	277,468	275,684
Retained earnings	119,619	113,996
Accumulated other comprehensive loss	(5,091)	(7,278)
Treasury stock, at cost, 1,818,807 shares of Class A common stock at November 30, 2010 and February 28, 2010	(18,386)	(18,386)
Total stockholders' equity	373,857	364,263
Total liabilities and stockholders' equity	$500,016	$488,978

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended November 30, 2010 and 2009
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Net sales	$163,167	$155,657	$422,778	$400,354
Cost of sales	128,570	125,431	333,650	323,604
Gross profit	34,597	30,226	89,128	76,750

Operating expenses:
Selling	9,498	8,026	25,951	21,188
General and administrative	16,674	16,521	50,034	44,555
Engineering and technical support	3,023	2,543	9,052	6,819
Total operating expenses	29,195	27,090	85,037	72,562

Operating income	5,402	3,136	4,091	4,188

Other income (expense):
Interest and bank charges	(471)	(394)	(1,392)	(1,097)
Equity in income of equity investees	600	452	2,348	1,201
Other, net	363	448	2,363	1,303
Total other income (expense), net	492	506	3,319	1,407

Income before income taxes	5,894	3,642	7,410	5,595
Income tax expense (benefit)	2,035	(9,003)	1,786	(10,298)

Net income	$3,859	$12,645	$5,624	$15,893

Net income per common share (basic)	$0.17	$0.55	$0.25	$0.69

Net income per common share (diluted)	$0.17	$0.55	$0.24	$0.69

Weighted-average common shares outstanding (basic)	22,934,211	22,881,402	22,904,746	22,872,965
Weighted-average common shares outstanding (diluted)	23,098,948	22,936,346	23,057,969	22,911,792

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended November 30, 2010 and 2009
 (In thousands)
(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$5,624	$15,893
Adjustments to reconcile net income to net cash used in continuing operating activities:
Depreciation and amortization	5,899	5,513
Bad debt expense (recovery)	447	(116)
Equity in income of equity investees	(2,348)	(1,201)
Distribution of income from equity investees	694	-
Deferred income tax expense (benefit)	2	(234)
Non-cash compensation	519	523
Non-cash stock based compensation and warrant expense	1,284	1,138
Loss on disposal of property, plant and equipment	14	14
Realized loss on sale of marketable securities	182	-
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(1,522)	(32,723)
Inventory	(31,783)	7,924
Receivables from vendors	3,128	10,138
Prepaid expenses and other	4,987	71
Investment securities-trading	(627)	(984)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	6,174	2,390
Income taxes payable (receivable), net	2,323	(11,727)
Net cash used in operating activities	(5,003)	(3,381)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,506)	(3,759)
Proceeds from distribution from an equity investee	-	3,277
Purchase of short-term investments	(27,023)	-
Sale of short-term investments	3,032	-
Purchase of long-term investments	(200)	(7,446)
Proceeds from sale of long-term investments	4,368	-
Reimbursement on (Purchase of) patents	-	348
Repayment on short-term note	(125)	431
Repayment on long-term note	264	-
Purchase of acquired businesses, less cash acquired	(172)	(4,348)
Net cash used in investing activities	(22,362)	(11,497)

Cash flows from financing activities:
Repayment of short-term debt	(3,593)	-
Repayments on\ bank obligations	(1,401)	(406)
Principal payments on capital lease obligation	(158)	(56)
Proceeds from exercise of stock options and warrants	499	84
Borrowings from bank obligations	558	-
Other financing activities	-	9
Net cash used in financing activities	(4,095)	(369)
Effect of exchange rate changes on cash	(228)	837
Net decrease in cash and cash equivalents	(31,688)	(14,410)
Cash and cash equivalents at beginning of period	69,511	69,504
Cash and cash equivalents at end of period	$37,823	$55,094

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
November 30, 2010
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

In addition, the Company issued 17,500 warrants during September of 2009 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal services. Accordingly, the Company recorded additional legal expense in the amount of approximately $9 for the quarter ended May 31, 2010, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at November 30, 2010.

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

As of November 30, 2010, the Company had no unrecognized compensation costs. At February 28, 2010, the Company had unrecognized compensation costs of $1,182.

Information regarding the Company's stock options and warrants is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of Shares	Price	Life

Outstanding and exercisable at February 28, 2010	1,315,584	$6.91
Granted	-	-
Exercised	(103,625)	4.83
Forfeited/expired	(167,714)	10.47
Outstanding and exercisable at November 30, 2010	1,044,245	$6.55	2.16

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2010
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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Weighted-average common shares outstanding	22,934,211	22,881,402	22,904,746	22,872,965
Effect of dilutive securities:
Stock options and warrants	164,737	54,944	153,223	38,827
Weighted-average common shares and potential common shares outstanding	23,098,948	22,936,346	23,057,969	22,911,792

Stock options and warrants totaling 147,498 and 1,083,389 for the three months ended November 30, 2010 and 2009, respectively, and 199,822 and 1,255,488 for the nine months ended November 30, 2010 and 2009, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

(4)           Fair Value Measurements and Derivative Instruments

Financial Instruments

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
Level 3 - Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at November 30, 2010:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$37,823	$37,823	$-	$-
Short-term investments
Trading Securities	$24,558	$24,558	$-	$-
Long-term investment securities:
Marketable securities
Trading securities	$3,785	$3,785	$-	$-
Available-for-sale securities	5,658	5,658	-	-
Total marketable securities	9,443	9,443	-	-
Other investment at cost (a)	2,024	-	-	-
Total long-term investment securities	$11,467	$9,443	$-	$-

(a)	There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of this investment.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2010
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

Short-term investments include an investment in fixed income securities and mutual funds of $24,558. In July, the Company invested a portion of its cash position with a major financial institution with the intention of improving returns while maintaining a conservative portfolio and providing high liquidity.  The maturity dates range from less than one year to long-term, however, the long-term securities can be actively traded in broker/dealer markets.  The securities are held with the intent of maintaining an intended return on the investments while remaining within the Company’s overall risk parameters, and therefore are bought and sold within the account to achieve such return.  The investment has been classified within trading securities with all gains and losses, in addition to interest earned, being recorded through the income statement in other income.

During its fourth quarter review in Fiscal 2010, the Company determined that its investment in Bliss-tel was other than temporarily impaired. The Company continues to monitor Bliss-tel management’s business plan to improve its financial and commercial position including consideration of the progress of its bank negotiations and efforts to raise additional capital. Management has determined that Bliss-tel has completed its debt restructuring plan.  There were no adverse changes in circumstances during the nine months ended November 30, 2010, to indicate that further impairment of this investment was necessary. As of November 30, 2010, the Company has recorded $2,758 in unrealized losses on this investment through other comprehensive income.  We will continue to evaluate the circumstances impacting this investment throughout the fiscal year ending February 28, 2011.

During its fiscal third quarter, the Company sold its investment in an auction rate security with a par value of $4,550 through participation in a tender offer. The Company received discounted proceeds of $4,368 resulting in a realized loss of $182 recorded in other income and expense. The accumulated unrealized loss of $447 was reversed out of other comprehensive income during the quarter.

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which had been classified as held-to-maturity.  During its second fiscal quarter, the Company was advised that the exchange rate on these bonds will no longer float with current exchange rates, and was set at the lower of the two-tier exchange rate.  Management has determined that the better strategy for this investment would be to liquidate the bonds as soon as market conditions warrant and satisfy its U.S. dollar obligations with the funds.  The investment has been reclassified as available for sale during the second quarter of Fiscal 2011.  During the nine months ended November 30, 2010, a foreign exchange loss of approximately $1.5 million has been recorded in the Company’s financial statements.  This loss has been offset by the foreign exchange gain recorded on its U.S. dollar denominated intercompany debt.

Derivative Instruments

The Company’s derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business.  The derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates (Level 1).  Forward foreign currency contracts not designated under hedged transactions are valued at spot rates (Level 1).  The duration of open forward foreign currency contracts range from 4 – 15 months and are classified in the balance sheet according to their terms.

It is the Company’s policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged.  As such, the Company’s derivative instruments are expected to be highly effective.  Hedge ineffectiveness, if any, is expensed as incurred through other income in the Company’s Consolidated Statement of Operations.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2010
(Dollars in thousands, except share and per share data)

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments as well as certain instruments not so designated.  The following table discloses the fair value as of November 30, 2010 for both types of derivative instruments:

	Asset Derivatives
	Account	Fair Value
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$1,230
Foreign currency contracts	Other assets	393
Total designated		$1,623

Derivatives not designated
Foreign currency contracts	Prepaid expenses and other current assets	$501

Total		$2,124

As of November 30, 2010, the Company held foreign currency contracts with a notional value of $3,875, which were derivatives not designated in hedged transactions.  These contracts were closed during our second fiscal quarter with final settlement of the remaining contracts to be completed by March 2011.  During the nine months ended November 30, 2010, the Company recorded gains on the change in fair value of these derivatives of $828 recorded in other income and expense on the Company’s Consolidated Statement of Operations.

Cash flow hedges

In November 2010, the Company entered into forward foreign currency contracts, with a notional value of $21,000, which were designated as cash flow hedges.  For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2010 was as follows:

	November 30, 2010
	Gain (Loss)
	Recognized	Gain (Loss)	Gain (Loss) for
	in Other	Reclassified	Ineffectiveness
	Comprehensive	into Cost	in Other
Cash Flow Hedges	Income	of Sales	Income (Loss)

Three Months Ended:
Foreign currency contracts	$1,623	$-	$-

Nine Months Ended:
Foreign currency contracts	$1,623	$-	$-

The net gain recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next eighteen months.  No amounts were excluded from the assessment of hedge effectiveness during the respective periods.  As of November 30, 2010, no contracts originally designated for hedged accounting were de-designated or terminated. The Company did not hold derivatives designated for hedge accounting during the comparative periods of Fiscal 2010.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2010
(Dollars in thousands, except share and per share data)

(5)           Other Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Net income	$3,859	$12,645	$5,624	$15,893

Other comprehensive income (loss):
Foreign currency translation adjustments	886	1,241	(237)	3,816
Unrealized holding gain (loss) on available-for-sale investment securities arising during the period, net of tax	437	1	801	(80)
Derivatives designated in hedging relationship	1,623	-	1,623	-
Other comprehensive income, net of tax	2,946	1,242	2,187	3,736

Total comprehensive income	$6,805	$13,887	$7,811	$19,629

The Company did not record tax expenses during the three and nine months ended November 30, 2010 and 2009 as a result of the loss position for related securities.

The Company’s accumulated other comprehensive losses consist of the following:

	November 30,	February 28,
	2010	2010

Accumulated other comprehensive losses:
Foreign exchange losses	$(3,938)	$(3,701)
Unrealized losses on investments, net of tax	(2,776)	(3,577)
Derivatives designated in hedging relationship	1,623	-
Total accumulated other comprehensive losses	$(5,091)	$(7,278)

 (6)           Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended
	November 30,
	2010	2009
Cash paid during the period:
Interest (excluding bank charges)	$1,026	$881
Income taxes (net of refunds)	$930	$1,686

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
November 30, 2010
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

The following summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	February 1, 2010	Measurement Period	February 1, 2010
	(as initially reported)	Adjustments	(as adjusted)

Assets acquired:
Accounts receivable, net	$3,261	$(3)	$3,258
Inventory	5,078	(588)	4,490
Property, plant and equipment, net	2,973	-	2,973
Other assets	53	-	53
Trademarks and other intangible assets	4,802	-	4,802
Goodwill	7,389	651	8,040
Total assets acquired	$23,556	$60	$23,616

Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$7,357	$271	$7,628
Future warranty	879	(211)	668
Total liabilities assumed	8,236	60	8,296
Net assets acquired	$15,320	$-	$15,320

The Company expensed acquisition costs of $219 in accordance with ASC 805.

Pro-forma

The following unaudited pro-forma financial information for the three and nine months ended November 30, 2010 and 2009 represent the combined results of the Company’s operations as if the Schwaiger and Invision acquisitions had occurred on March 1, 2009. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such period.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Net sales	$163,167	$176,760	$422,778	$400,354
Net income	3,859	16,265	5,624	26,754
Net income per share- diluted	$0.17	$0.71	$0.24	$1.17

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2010
(Dollars in thousands, except share and per share data)

(8)           Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 28, 2010	$7,389
Invision purchase adjustments	651
Other	172
Balance at November 30, 2010	$8,212

At November 30, 2010, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames not subject to amortization	$80,471	$-	$80,471
Customer relationships subject to amortization (5-20 years)	16,839	3,668	13,171
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	611	569
Patents subject to amortization (5-10 years)	1,684	767	917
License subject to amortization (5 years)	1,400	863	537
Contract subject to amortization (5 years)	1,104	1,104	-
Total	$102,678	$7,013	$95,665

At February 28, 2010, intangible assets consisted of the following:

	Gross		Total Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Trademarks/Tradenames/Licenses not subject to amortization	$80,471	$-	$80,471
Customer relationships subject to amortization (5-20 years)	16,850	2,554	14,296
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	470	710
Patents subject to amortization (5-10 years)	1,684	682	1,002
License subject to amortization (5 years)	1,400	653	747
Contract subject to amortization (5 years)	1,104	1,104	-
Total	$102,689	$5,463	$97,226

The Company recorded amortization expense of $469 and $494 for the three months ended November 30, 2010 and 2009, respectively and $1,566 and $1,246 for the nine months ended November, 2010 and 2009, respectively. Annual amortization expense for each of the five years in the period ending November 30, 2015 is estimated to be as follows: $1,643, $1,598, $1,299, $1,299 and $1,281, respectively.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and nine months ended November 30, 2010, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2010
(Dollars in thousands, except share and per share data)

(9)           Equity Investments

As of November 30, 2010 and February 28, 2010, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30,	February 28,
	2010	2010

Current assets	$25,474	$21,793
Non-current assets	5,027	5,316
Current liabilities	4,648	4,565
Members' equity	25,853	22,544

	Nine Months Ended November 30,
	2010	2009

Net sales	$53,379	$37,041
Gross profit	13,902	9,105
Operating income	4,654	2,133
Net income	4,695	2,402

The Company's share of income from ASA for the nine months ended November 30, 2010 and 2009 was $2,348 and $1,201, respectively.

(10)           Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2011 excluding discrete items is estimated to be 31.7% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended November 30, 2010 the Company recorded a provision for income taxes of $2,035 which consisted of U.S., state and local, and foreign taxes, offset by discrete items related to the accrual of interest for uncertain tax positions under ASC 740.

For the three months ended November 30, 2009, the Company recorded a benefit for income taxes of $9,003, which included a $10,149 discrete item in connection with the Worker Home Ownership and Business Assistance Act of 2009 which permitted the Company to carryback taxable losses generated in Fiscal 2009 against taxable income reported in Fiscal 2005 and 2006 and $615 related to the recognition of certain tax positions under ASC 740 offset by a tax provision related to U.S., state and local and foreign taxes.

(11)           Inventory

Inventories by major category are as follows:

	November 30,	February 28,
	2010	2010

Raw materials	$12,710	$4,428
Work in process	1,156	300
Finished goods	119,485	97,989
Inventory, net	$133,351	$102,717

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2010
(Dollars in thousands, except share and per share data)

(12)           Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Opening balance	$12,513	$9,456	$10,606	$7,917
Accruals	8,733	9,922	21,988	22,464
Payments and credits	(5,641)	(5,392)	(16,346)	(15,090)
Reversals for unearned sales incentive	(174)	(124)	(658)	(1,034)
Reversals for unclaimed sales incentives	(93)	(35)	(252)	(430)
Ending balance	$15,338	$13,827	$15,338	$13,827

(13)           Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Opening balance	$12,049	$11,794	$13,058	$14,410
Liabilities accrued for warranties issued during the period	3,395	6,663	10,024	9,736
Warranty claims paid during the period (includes the acquired warranty liabilities)	(4,367)	(6,483)	(12,005)	(12,172)
Ending balance	$11,077	$11,974	$11,077	$11,974

(14)           Financing Arrangements

The Company has the following financing arrangements:

	November 30,	February 28,
	2010	2010

Bank Obligations
Domestic bank obligations (a)	$-	$-
Foreign bank obligations (b)	2,183	1,703
Total bank obligations	$2,183	$1,703

Debt
Euro term loan agreement (c)	$4,703	$4,823
Suntrust loan (d)	-	5,022
Oehlbach (e)	114	120
Other (f)	3,303	3,031
Total debt	8,120	12,996
Less: current portion of long-term debt	2,712	6,383
	$5,408	$6,613

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2010
(Dollars in thousands, except share and per share data)

(a)           Domestic Bank Obligations

Up until March 31, 2010, the Company had a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line allowed aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. On March 31, 2010, the line was subsequently replaced by a $15,000 three-year facility at an interest rate of LIBOR plus 2.8%.  As of November 30, 2010 and February 28, 2010, no direct amounts were outstanding under either of these agreements.   At November 30, 2010, the Company had $2,817 and $1,022 outstanding in standby and commercial letters of credit, respectively, which reduces the amount available under the secured credit line.

(b)           Foreign Bank Obligations

Foreign bank obligations include a financing arrangement totaling 20,000 Euros consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2012.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9%, and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2010, the amount of accounts receivable available for factoring exceeded the amounts outstanding under this obligation.

The Company has a $2,000 credit line in Venezuela to fund the short-term working capital needs of the local operation. This line is secured by a standby letter of credit in the U.S., expires on June 30, 2011 and carries an interest rate of 20%, which is fixed for 90 days.

(c)           Euro Term Loan Agreement

On March 30, 2008, Audiovox Germany entered into a 5 million Euro term loan agreement. This agreement is for a five-year term with a financial institution and was used to repay the Audiovox Germany intercompany debt to Audiovox Corporation. Payments under the term loan are to be made in two semi-annual installments of 500 Euros beginning on September 30, 2008 and ending on March 30, 2013. Interest accrues at a fixed rate of 4.82%. Any amount repaid cannot be reborrowed. The term loan is secured by a pledge of the stock of Audiovox Germany and the Magnat brand name, prohibits the distribution of dividends, and takes precedence to all other intercompany loans with Audiovox Corporation.

(d)           Suntrust

On February 1, 2010, the Company entered into a two-year monthly installment loan in the amount of $5,000 at an interest rate of LIBOR + 4%. This loan was used to pay down liabilities assumed in the asset purchase of Invision Systems, Inc. In April 2010, this loan was prepaid in full without penalty.

(e)           Oehlbach

In connection with the Oehlbach acquisition, the Company acquired short term debt payable to various third parties.  The interest rate on the debt ranges from 4.2% to 6.1% and is payable from December 2010 to March 2011.

(f)           Other Debt

This amount includes a call/put option owed to certain employees of Audiovox Germany.

Refer to Note 18 – Subsequent Events for additional information on potential changes to the Company’s financial arrangements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2010
(Dollars in thousands, except share and per share data)

(15)           Other Income (Expense)

Other income is comprised of the following:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Interest income	$439	$253	$913	$672
Rental income	141	125	398	395
Miscellaneous	(217)	70	1,052	237
Total other income (expense), net	$363	$448	$2,363	$1,304

Miscellaneous  income includes a gain on forward exchange contracts of approximately $828 (see Note 4).

(16)           Venezuela

On Friday, January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar fuerte) and move to a two tier exchange structure, 2.60 for essential goods and 4.30 for non-essential goods and services.  Although products sold by our Venezuelan operation are expected to be classified as non-essential, the Company has certain U.S. dollar denominated assets and liabilities for which the 2.60 rate has been applied. During the nine months ended November 30, 2010, a foreign exchange loss of approximately $1.5 million has been recorded in the Company’s financial statements associated with its U.S. dollar denominated assets.  This loss has been offset by the foreign exchange gain recorded on its U.S. dollar denominated intercompany debt (see Note 4).  The Company has applied the official rate of 4.3 for all other U.S. dollar denominated assets and liabilities.

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

The Company’s sales for Fiscal 2011 were impacted by the economic and political situation in Venezuela, which has resulted in work stoppages at the car manufacturers due to parts shortages and issues with foreign exchange. Venezuela represents approximately 1% of sales for the Company. The majority of assets invested in Venezuela are cash related. The Company will continue to monitor circumstances that could impact its Venezuelan operations.

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
November 30, 2010
(Dollars in thousands, except share and per share data)

During the fourth quarter of Fiscal 2009, the Company became aware that certain personal consumer credit card information had been accessed by an intrusion by an unauthorized source. The Company has notified the various state and federal authorities in which the consumers reside and is offering a plan of credit monitoring and protection for the affected individuals. The Company is partially covered by insurance but anticipates amounts will be necessary to cover the cost of this issue. The Company recorded certain costs associated with this issue as of February 28, 2010, based on information available at the time. There were no additional costs recorded during the three and nine months ended November 30, 2010.

In October, 2010, we were notified that Qualcomm has decided to suspend its direct to consumer sales of new FLO TV devices. This decision will not have a material impact on the Company. We are working with FLO TV and Qualcomm to transition out of the business.

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

(18)           Subsequent Events

On January 6, 2011, the Company announced that it had recently signed a non-binding term sheet to purchase all of the shares of Klipsch Group Inc., including its worldwide subsidiaries (collectively, ”Klipsch”).  Klipsch is a leading, global provider of premium, high performance speakers sold through retail and installation channels.  The transaction is subject to a number of contingencies, including satisfactory completion of due diligence, negotiation and signing of definitive agreements and requisite approvals.  If it proceeds with the acquisition of Klipsch, the Company expects to finance the purchase price through a combination of cash and a new credit facility.  On January 7, 2011, the Company obtained the commitment of Wells Fargo Capital Finance, LLC to syndicate a credit facility for the Company in an amount up to $175 million. The Company expects to use a portion of the proceeds from the credit facility to finance part of the Klipsch purchase price and expects the balance remaining under the credit facility to be available for working capital purposes. The commitment is subject to a number of customary and other conditions, including the Company’s successful completion of the Klipsch acquisition.  It is anticipated that the credit facility would be secured by substantially all of the assets of the Company and Klipsch and that availability under the credit facility would be based on negotiated levels of eligible accounts receivable and inventory of the Company and Klipsch from time to time.  There can be no assurance that the Company will be successful in its efforts to obtain the credit facility on these, or on any other, terms, or to complete the acquisition of Klipsch.  The Company does not expect to enter into the credit facility if it does not consummate the Klipsch acquisition.

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

In January 2010, the FASB issued an accounting pronouncement that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on March 1, 2010, and did not have a material impact on the Company’s financial statements. The remaining disclosure requirements of this pronouncement will be effective for the Company’s first quarter in Fiscal 2012. The adoption of the remaining disclosure requirements will not have a material impact on the Company’s financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
November 30, 2010
(Dollars in thousands, except share and per share data)

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

In January 2011, the FASB issued authoritative guidance included in ASC 805 “Business Combinations” which modifies certain pro-forma disclosures related to business combinations. The guidance will be effective for the Company on March 1, 2011. We will evaluate the impact on the Company’s financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2010 compared to the three and nine months ended November 30, 2009. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”. We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except share and per share data.

Business Overview

Audiovox Corporation (“Audiovox", “We", "Our", "Us" or “Company") is a leading international distributor in the accessory, mobile and consumer electronics industries. With our most recent acquisition of Invision Automotive Systems, Inc. we have added manufacturing capabilities to our business model. We conduct our business through twelve wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Entretenimiento Digital Mexico, S. de C.V. (“Audiovox Mexico”), Code Systems, Inc, Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”) and Omega Research and Development, Inc. (“Omega"). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, IncaarTM, Invision®, Jensen®, Mac AudioTM, Magnat®, Movies2Go®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Schwaiger®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

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

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended November 30, 2010. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and nine months ended November 30, 2010 and 2009.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2010 and 2009.

Net Sales

	November 30,
	2010	2009	$ Change	% Change

Three Months Ended:
Electronics	$122,668	$109,711	$12,957	11.8%
Accessories	40,499	45,946	(5,447)	(11.9)
Total consolidated net sales	$163,167	$155,657	$7,510	4.8%

Nine Months Ended:
Electronics	$312,388	$267,741	$44,647	16.7%
Accessories	110,390	132,613	(22,223)	(16.8)
Total consolidated net sales	$422,778	$400,354	$22,424	5.6%

Electronic sales represented 75.2% and 73.9% of the net sales for the three and nine months ended November 30, 2010, respectively, compared to 70.5% and 66.9% in the prior year periods. For the three and nine months ended November 30, 2010, approximately $15,500 and $42,200, respectively of the increase in sales from this product group was the result of our recent acquisition of Invision, a manufacturer of rear seat entertainment systems, and the addition of a new security distribution agreement.  Our OEM sales increased as a result of increased car manufacturing and its related sales, as well as our new OEM programs. Our security, OEM and other electronics increased for the quarter partially offset by declines in video, audio, satellite and DVD.  Year to date, all categories increased except for satellite and DVD.

Accessory sales represented 24.8% and 26.1% of our net sales for the three and nine months ended November 30, 2010, respectively, compared to 29.5% and 33.1% in the prior year periods.  This group was impacted by slower retail sales for products utilizing our accessory products at the retail level. The group has added a more diverse group of customers, however, the general economy has had an impact on sales.  A portion of the decline was offset by our recent acquisition in our International group.

Overall our international sales increased as a result of our recent acquisition and an increase in its OEM sales program.  These increases were partially offset by declined sales in Venezuela which continues to experience general economic difficulties.

During the quarter ended November 30, 2010, sales incentive expenses decreased by $1,309 primarily as a result of the decline in Accessory sales partially offset by our Schwaiger acquisition, which has several marketing programs. Sales incentive expenses for the nine months ended November 30, 2010 increased $231 primarily as a result of the Schwaiger acquisition, partially offset by a decline in Accessories sales which has higher sales incentives. The release of unearned or unclaimed sales incentives was $267 and $910 for the three and nine months ended November 30, 2010, respectively. We believe the reversal of unearned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	November 30,
	2010	2009	$ Change	% Change

Three Months Ended:
Gross profit	$34,597	$30,226	$4,371	14.5%
Gross margin percentage	21.2%	19.4%

Nine Months Ended:
Gross profit	$89,128	$76,750	$12,378	16.1%
Gross margin percentage	21.1%	19.2%

Gross margins, which increased by 180 and 190 basis points for the three and nine months ended November 30, 2010, respectively, were favorably impacted by improved margins in most of the Company’s product lines in both Electronics and Accessories.  Contributing to this improvement was a shift in the mix of sales from fulfillment type sales to our other groups, which traditionally have higher margins.  Also, our freight and warehousing costs have continued to improve.

Operating Expenses and Operating Loss

	November 30,
	2010	2009	$ Change	% Change

Three Months Ended:
Operating income	$5,403	$3,136	$2,267	72.3%

Nine Months Ended:
Operating income	$4,091	$4,188	$(97)	(2.3	) %

Operating expenses increased $2,105 and $12,475 for the three and nine months ended November 30, 2010,  respectively, from $27,090 and $72,562 in the comparable prior year periods. As a percentage of net sales, operating expenses were 17.9% and 20.1% for the three and nine months ended November 30, 2010, as compared to 17.4% and 18.1% for the three and nine months ended November 30, 2009, respectively. The increase in total operating expenses was primarily due to our Schwaiger and Invision acquisitions which accounted for approximately $2.6 million and $10.1 million during the three and nine months ended November 30, 2010, respectively.  Prior to overhead expenses related to recent acquisitions, the Company showed a decline of $.5 million for the quarter primarily as a result of decreases in general and administrative expenses.  Year to date, after adjusting for our recent acquisition, expenses increased as a result of charges for employee stock option costs, professional fees, bad debt expenses associated with a bankruptcy settlement, and severance charges associated with the consolidation of a German operating location.  The balance of the increase was due to a reinstatement of a portion of the reductions originally instituted in the salary reduction program to all employees below the level of vice president.

Other Income (Expense)

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany and interest for a capital lease.

Equity income in equity investees increased for the three and nine months ended November 30, 2010 as a result of the improvement in the specialized vehicle and marine markets.

Other income decreased $84 for the quarter as a result of foreign exchange charges and account fees related to investments and additional credit card service charges.  Year to date, other income increased as a result of foreign exchange gains from our European operations (see Note 4), and investment income.

Income Tax Benefit/Provision

The effective tax rate for the three and nine months ended November 30, 2010 was a provision for income taxes of 34.5% and 24.1% compared to a benefit for income taxes of 247.2% and 184.1% in the comparable prior periods.  The effective tax rate for the nine months ended November 30, 2010 is different than the statutory rate primarily due to a discrete item related to the recognition of a tax receivable as a result of the favorable resolution of an income tax audit.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Net income	$3,859	$12,645	$5,624	$15,893

Net income per common share:
Basic	$0.17	$0.55	$0.25	$0.69
Diluted	$0.17	$0.55	$0.24	$0.69

Net income declined for the three months ended November 30, 2010 versus the prior year period primarily as a result of a discrete tax benefit recorded in 2009 associated with a FIN 48 tax position and the favorable benefit in the prior year’s quarter as a result of the Worker Homeownership and Business Assistance Act of 2009 in which the Company was able to record a discrete tax benefit of $10,149.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2010, we had working capital of $252,368 which includes cash and short-term investments of $62,381, compared with working capital of $239,787 at February 28, 2010, which included cash and short-term investments of $69,511. The decrease in cash and short-term investments is primarily due to an increase in inventory and the repayment of the Suntrust loan, partially offset by an increase in accounts payable and accrued expenses, a decrease in prepaid expenses, and other and the sale of a long-term investment.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, and income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current cash resources to pursue other business opportunities, including acquisitions.

Operating activities used cash of $5,003 for the nine months ended November 30, 2010 principally due to increased accounts receivables and inventory.

▪	The Company experienced increased accounts receivable turnover of 4.4 during the nine months ended November 30, 2010 compared to 3.8 during the nine months ended November 30, 2009.

▪	Inventory turnover declined to 3.2 during the nine months ended November 30, 2010 compared to 3.5 during the nine months ended November 30, 2009.

Investing activities used cash of $22,362 during the nine months ended November 30, 2010, primarily due to the purchase of short-term investments, partially offset by proceeds from the sale of long-term investments.

Financing activities used cash of $4,095 during the nine months ended November 30, 2010, primarily from repayment of bank obligations.

Up until March 31, 2010, the Company had a secured credit line to fund the temporary short-term working capital needs of the domestic operations.  This line allowed aggregate borrowings of up to $10,000 at an interest rate of Prime (or similar designations) plus 1% or LIBOR plus 5%. The line was subsequently replaced by a $15,000 three-year facility at an interest rate of LIBOR plus 2.8%.  As of November 30, 2010 and February 28, 2010, no direct amounts were outstanding under either of these agreements.   At November 30, 2010, the Company had $2,817 and $1,022 outstanding in standby and commercial letters of credit, respectively, which reduces the amount available under the secured credit line.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2010, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligation (1)	$10,015	$522	$1,147	$1,147	$7,199
Operating leases (2)	19,312	4,034	5,311	2,804	7,163
Total contractual cash obligations	$29,327	$4,556	$6,458	$3,951	$14,362

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years

Bank obligations (3)	$2,183	$2,183	$-	$-	$-
Stand-by and commercial letters of credit (4)	3,839	3,839	-	-	-
Debt (5)	8,210	2,712	5,498	-	-
Contingent earn-out payments (6)	6,898	1,990	3,223	1,685	-
Unconditional purchase obligations (7)	52,323	52,323	-	-	-
Total commercial commitments	$73,453	$63,047	$8,721	$1,685	$-

1. Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $87 and $5,384, respectively at November 30, 2010.

2. We enter into operating leases in the normal course of business.

3. Includes amounts outstanding under the Audiovox Germany Euro asset-based lending facility at November 30, 2010 and the Venezuelan credit line.

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

Subsequent Events

On January 6, 2011, the Company announced that it had recently signed a non-binding term sheet to purchase all of the shares of Klipsch Group Inc., including its worldwide subsidiaries (collectively, ”Klipsch”).  Klipsch is a leading, global provider of premium, high performance speakers sold through retail and installation channels.  The transaction is subject to a number of contingencies, including satisfactory completion of due diligence, negotiation and signing of definitive agreements and requisite approvals.  If it proceeds with the acquisition of Klipsch, the Company expects to finance the purchase price through a combination of cash and a new credit facility.  On January 7, 2011, the Company obtained the commitment of Wells Fargo Capital Finance, LLC to syndicate a credit facility for the Company in an amount up to $175 million. The Company expects to use a portion of the proceeds from the credit facility to finance part of the Klipsch purchase price and expects the balance remaining under the credit facility to be available for working capital purposes. The commitment is subject to a number of customary and other conditions, including the Company’s successful completion of the Klipsch acquisition.  It is anticipated that the credit facility would be secured by substantially all of the assets of the Company and Klipsch and that availability under the credit facility would be based on negotiated levels of eligible accounts receivable and inventory of the Company and Klipsch from time to time.  There can be no assurance that the Company will be successful in its efforts to obtain the credit facility on these, or on any other, terms, or to complete the acquisition of Klipsch.  The Company does not expect to enter into the credit facility if it does not consummate the Klipsch acquisition.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  The sublease lease agreement has been renewed and requires, for a term of three years, monthly payments of $50 until November 1, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending November 30, 2015 are $6,284.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements (see Note 19) to our consolidated financial statements included herein.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations  primarily in Germany, Canada,  Mexico and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended November 30, 2010, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $4.2 million. The impact on net income would be negligible. For the nine months ended November 30, 2010, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $7.9 and $.1 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

There has been no significant change in our market risk sensitive instruments since February 28, 2010 with the exception of our operations in Venezuela. Venezuela represented 1% of quarterly and year to date sales. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds (see Note 4). The Company will continue to monitor the situation.

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and nine month period ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and nine months ended November 30, 2010.

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

January 10, 2011

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer