Form 10-K/A
period 2010-02-28
AUDIOVOX CORP
filed 2011-01-25
CIK 807707

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 28, 2010.

EXPLANATORY NOTE

Audiovox Corporation (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended February 28, 2010, filed with the Securities and Exchange Commission on May 14, 2010, as amended on June 7, 2010, for the sole purpose of including the information in Part III Items 10 and 11. We are updating Items 10 and 11 to include the items required by Items 401 and 402(c)(2)(vi) and k(2)(iv) and 402(d)(2)(iii) of Regulation S-K with respect to our executive officers and plan-based awards, respectively.

This amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Company’s Form 10-K except to the extent set forth herein.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

“Directors of the Registrant”

Our Board of Directors is currently comprised of Paul C. Kreuch, Jr., Dennis F. McManus, Peter A. Lesser, Philip Christopher, John J. Shalam, Patrick M. Lavelle and Charles M. Stoehr, all with terms ending at the 2010 Annual Meeting of Shareholders. Under the Company’s restated bylaws, all directors are elected at each annual meeting of shareholders, to hold office until the expiration of their term or until their respective successors are elected and shall qualify. The board has nominated all seven directors to be elected at the 2010 annual meeting to serve until the next annual meeting, or until a successor is elected and has qualified, or until his earlier death, resignation or removal. Each nominee is currently a director of the Company.

The ages, principal occupations, certain directorships held (including all directorships held within the past five years), specific experience, qualifications, attributes and skills that led to the conclusion that the nominee should serve as a director, and other information as of June 1, 2010 with respect to our nominees and directors are shown below. In addition to the information presented below regarding each nominee’s specific qualifications, the board of directors believes that each of our director nominees has demonstrated leadership skills, integrity, business acumen, and willingness and ability to devote adequate time to board duties.

CLASS A DIRECTORS

Paul C. Kreuch, Jr., 71, was elected to the Board of Directors in February 1997. Mr. Kreuch has over 34 years of experience in the banking industry. Since August 2005, he has been a Principal at Knightsbridge Advisors, Inc., a firm specializing in executive retained search, management consulting, and mergers and acquisitions. Prior to entering the search profession, Mr. Kreuch was a banker beginning his career at Pittsburgh National Bank and later Wachovia Bank and Trust Company in Winston-Salem, North Carolina. Mr. Kreuch joined Natwest Bancorp in 1982 and managed the US and Regional banking groups. He became head of corporate banking and was named President, CEO, and a member of the board of Natwest USA, a $17 billion subsidiary in 1991. Upon the sale of Natwest in 1996, Mr. Kreuch became a management consultant and executive search professional. He has served as a director since 1997 and as Chairman of the Audit Committee since May of 2005. Mr. Kreuch’s qualifications to serve on the board include leadership experience gained through his service as a chief executive officer of other public companies and expertise in corporate finance gained through his decades of experience in commercial banking.

Dennis F. McManus, 59, was elected to the Board of Directors in March 1998. Mr. McManus is currently self-employed as a telecommunications consultant. From May 2001 to February 2005, he was employed full time by LSSI Corporation, as Vice President, New Product Marketing. Prior to that, Mr. McManus was employed by NYNEX Corp. (now Verizon) for over 27 years, most recently as a Senior Vice President and Managing Director. Mr. McManus held this position from 1991 through December 31, 1997. Mr. McManus’s qualifications to serve on the board include his extensive leadership experience in the telecommunications industry as well as the operational and strategic experience he gained through his service as Senior Vice President and Managing Director of NYNEX Corp.

Peter A. Lesser, 75, was elected to the Board of Directors in 2003. Mr. Lesser is the President of X-10 (USA) Inc., a wholesaler of electronic home control and security systems. Mr. Lesser is a founder of and has also served as a director and been a stockholder of X-10 Limited, the Hong Kong parent company of X-10 (USA) Inc. since 1979. X-10 Limited is a Bermuda corporation with headquarters in Hong Kong. He has been a Member of the Executive Board of the Consumer Electronics Association (“CEA”) since 2000, and its Industry Executive Administrator since 2005. From 1997 through 1999 Mr. Lesser served as the President of the (electronic) Security Industry Association (“SIA”). Mr. Lesser’s qualifications to serve on the board include his demonstrated leadership and knowledge of marketing, operational and strategic issues facing the consumer electronics business gained through his experience as a chief executive officer and director of a leading electronic home control and security system business. In addition, Mr. Lesser’s years of service on the boards of the CEA and SIA provide the Board with diverse and valuable expertise.

Philip Christopher, 61, has served as a Director of Audiovox or its predecessor since 1973. Mr. Christopher is considered an independent director of the Company. Up until November 1, 2004, Mr. Christopher had been Executive Vice President of Audiovox and Chief Executive Officer of Audiovox’s cellular subsidiary, Audiovox Communications Corp. From November 1, 2004 through June 30, 2008, Mr. Christopher was the CEO of UTStarcom Personal Communications, LLC. Since July 1, 2008, Mr. Christopher has served as the President and Chief Executive Officer of Personal Communications Devices, LLC. Mr. Christopher also serves on the Executive Committee of the Cellular Telephone Industry Association (“CTIA”) and the Board of Directors of New York Hospital, Queens. Mr. Christopher’s qualifications to serve on the board include his extensive leadership experience in the telecommunications industry and operational and strategic expertise gained through his service as President and CEO of telecommunications companies. In addition, through his service on the board of CTIA and New York Hospital, Mr. Christopher has gained valuable financial and operational experience.

CLASS A AND B DIRECTORS

John J. Shalam, 76, was elected Chairman of the Board of Audiovox Corporation on May 1, 2005. He has served as President, Chief Executive Officer and as a Director of Audiovox or its predecessor from 1960 through May of 2005. Since then, he has served as Chairman of the Board and Director of Audiovox. Mr. Shalam is on the Board of Industry Leaders of the Consumer Electronics Association (“CEA”). Mr. Shalam’s qualifications to serve on the board include his decades of leadership experience in the consumer electronics industry as well as his in-depth knowledge of the Company, its history and the consumer electronics industry, gained through his years of service to the Company, including leading the Company as President, CEO and Director from 1960 through 2005. Mr. Shalam is also uniquely qualified to provide leadership and strategic expertise to the board gained through his many years of service on various boards including the JPMorgan Chase Regulatory Advisory Board and various boards of the CEA, including the Executive Board.

Patrick M. Lavelle, 58, was elected President and Chief Executive Officer of Audiovox Corporation on May 1, 2005. He had been Vice President of Audiovox since 1980 and was appointed Senior Vice President in 1991. He was elected to the Board of Directors in 1993 and serves as a Director of most of Audiovox’s operating subsidiaries. Mr. Lavelle is the immediate Past Chairman of the Consumer Electronics Association’s (“CEA”) Board of Directors. Mr. Lavelle is also a member of the Board of Trustees and Executive Committee of Marist College, Poughkeepsie, New York. Mr. Lavelle’s qualifications to serve on the board include his expertise in marketing, sales, finance and strategy in the consumer electronics industry gained through his experience as an executive of the Company for over 30 years. In addition, through his years of service on the board of the Company and other boards, such as the CEA and Marist College, Mr. Lavelle is able to provide diverse and valuable financial and operational expertise to the board.

Charles M. Stoehr, 63, has been our Chief Financial Officer since 1979 and was elected Senior Vice President in 1990. Mr. Stoehr has been a Director of Audiovox since 1987 and also serves as a Director of most of Audiovox’s operating subsidiaries. Mr. Stoehr’s qualifications to serve on the board include his extensive financial, executive leadership and organizational experience, including over six years experience in the commercial banking industry and 31 years experience as Chief Financial Officer of our Company. His insight into the Company’s financial performance and the banking and consumer electronics businesses are critical to board discussions.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”) and the Nasdaq Stock Market (the “Nasdaq”). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and Nasdaq. Based solely upon our review of the copies of the forms it has received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions for the fiscal year ended February 28, 2010.

CORPORATE GOVERNANCE

Corporate Governance Guidelines and Code of Business Conduct

The Company operates in accordance with a plan of corporate governance that is designed to define responsibilities, set high standards of professionalism and personal conduct, and assure compliance with such responsibilities and standards. The Company regularly monitors developments in the area of corporate governance and modifies its corporate governance plan accordingly.

It is the policy of the Company that it maintain a standard Code of Business Conduct, Ethics and a Whistleblower or Complaint Procedure that clearly define the organization’s expectations of its employees regarding ethical and honest business conduct and actions that represent a conflict of interest. The aforementioned Code of Conduct and Whistleblower policy aids management in preventing and identifying possible fraudulent acts within the Company. The Company’s Code of Business Conduct and Ethics for Officers and Directors (the “Code of Ethics”) prohibits our directors, named executive officers (“NEOs”), other officers and key accounting and finance personnel from buying or selling our common stock for at least three business days after material nonpublic information is released to the public or fifteen days prior to the end of each fiscal quarter through three business days after the Company’s quarterly and annual earnings release. The Company communicates to all of its employees its Code of Conduct and Ethics and maintains a posting of such policies on its corporate website. The Company does not have a formal written compensation recovery policy. However, it reserves the right to create such a policy in the future.

Audit Committee

The Audit Committee, which held four (4) meetings during the fiscal year ended February 28, 2010, currently consists of three members, namely, Paul C. Kreuch, Jr., Chairman, Dennis F. McManus, and Peter A. Lesser, all of whom qualify as “independent directors” and as Audit Committee Members under the Nasdaq corporate governance rules. All Audit Committee members possess the required level of financial literacy and the Board of Directors has determined that at least one member of the Audit Committee, Mr. Paul C. Kreuch, Jr., meets the current standard of “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Audit Committee operates pursuant to the Audiovox Corporation Audit Committee Charter. The Company’s independent auditors report directly to the Audit Committee. The Audit Committee, consistent with the SEC rules, meets with management and the auditors prior to the filing of the officer certifications with the SEC to receive information concerning, among other things, any significant deficiencies in the design or operation of internal controls.

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

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CDA”) describes our compensation philosophy, policies and practices with respect to our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the other individuals named in the “Summary Compensation Table” below, who are collectively referred to as the Named Executive Officers (“NEOs”) for the fiscal year ended February 28, 2010. It includes information regarding the Company’s overall compensation objectives and each element of compensation that we provide. The Company’s compensation policies and practices were evaluated to ensure that they do not encourage risk taking. Based on this assessment, the Company concluded that it has a balanced pay and performance program that does not promote excessive risk taking.

The principal elements of our executive compensation programs are base salary, annual performance based cash bonuses, short-term and long-term equity incentive awards in the form of stock options, a deferred compensation program, supplemental executive term life insurance and disability plans, certain perquisites and other benefits such as a 401(k) and Profit Sharing Plan with employer matching contributions, a Cash Bonus Profit Sharing Plan and health and welfare plans that are generally available to all of our salaried employees. The Company’s objective is that the total compensation paid to executive officers and other employees should be competitive with the compensation provided to other persons with similar levels of responsibility at companies of similar size, complexity, revenue and growth potential. The Company’s executive compensation practices recognize the caliber, level of experience and performance of management and include meaningful incentives to maximize long term shareholder value while achieving the Company’s short term financial objectives.

The Compensation Committee, which we refer to in this discussion as the “Committee” reviews and approves compensation for the Company’s PEO, PFO, other NEOs and directors, subject to Board of Director approval. Periodically, the Committee reviews relevant competitive data provided by third party compensation professionals, the internal human resource department and the observations and recommendations of the Company’s executive management. In addition, the PEO submits recommended compensation levels for other executive officers of the Company to the Committee for its review and approval. The Committee has the discretion to modify any compensation recommendations by management.

The Role of Company Executives in the Compensation Process

Although the compensation process is managed and driven by and decisions are made by the Committee, the recommendations of certain Company executive officers are taken into account in connection with setting the compensation of other executive officers. As described above, the PEO makes initial recommendations with respect to executive officers other than himself. Executive officers also participate in the preparation of materials requested by the Committee for use and consideration at the Compensation Committee meetings.

Compensation Philosophy and Policies

The Committee has designed the Company’s compensation program to promote individual performance and to be competitive with market practices in order to attract, retain, and motivate talented individuals in the consumer electronics industry, taking into account relative size, performance and geographic location as well as individual responsibilities and performance. The Company’s compensation program also seeks to hold our executives accountable and reward them appropriately for the success of the Company. Accordingly, the Committee strives to create an executive compensation program that is competitive as well as reflective of Company-wide strategic objectives and individual performance.

The Committee recognizes that certain elements of compensation are better suited to achieving different compensation objectives. The Committee believes that: (i) base salaries, which are based on market practices of similar companies, are designed to attract and retain our executives; (ii) bonuses are designed to motivate our executives to achieve specific corporate and personal performance goals and to share in the Company profits; (iii) equity incentive awards are designed to align the interest of our executive officers and shareholders by (a) motivating and rewarding the executive officer when shareholder value increases and (b) reward the executive officer for continued future service; (iv) deferred compensation plans are designed to provide our executives with supplemental retirement benefits by permitting the deferral of additional salary and bonuses with a limited employer matching contribution; (v) supplemental executive term life insurance and disability plans are designed to provide our executives and their families with supplemental benefits in accordance with market practices, and; (vi) other elements of compensation are primarily based on market practices.

The Committee’s philosophy for other benefits, such as general retirement and health and welfare benefits, is to make these benefits available to employees on a non-discriminatory basis. The Company’s compensation philosophy is designed to structure its compensation policy so that executive compensation is dependent on the achievement of corporate objectives and on the long-term increases in shareholder value.

The Company’s executive compensation programs are designed to achieve the following objectives:

•	Offer a total compensation package that is competitive with the compensation levels and practices of peer companies;

•	Motivate and reward executives whose performance is important to the Company’s continued growth, profitability and success;

•	Align a portion of executive compensation to the Company’s financial strategic objectives and the executive’s individual contributions toward those objectives;

•	Align the interest of the Company’s executives with the long term interests of its shareholders;

•	Motivate executives to work together to achieve corporate goals by linking the annual cash incentives to the achievement of those corporate goals and;

•	Provide incentives that promote executive retention.

The Company has engaged performance compensation consultants in the past to assist the Committee in reviewing the compensation programs for its executive officers and other officers of the Company. The consultants provided the Committee with relevant market data and alternatives to consider when making compensation decisions regarding the PEO, PFO and the Company’s other executives. The review encompassed total compensation components, peer compensation levels and the link between cash incentive compensation, plan results and Company performance and included executive compensation trends and developments which were reviewed by the Company’s Board of Directors. One of the recommendations considered was to continue to utilize stock-based compensation, profit sharing and other forms of equity and non-equity awards to motivate and retain its executives.

Principal Elements of our Executive Compensation Programs

This section describes the various elements of our compensation programs for our NEOs, with a discussion of the Committee’s reasons for including a particular item in the compensation program. The Company’s executive compensation program has five principal components that are discussed below.

Executive Base Salary

The Company provides our NEOs and other employees with a base salary to compensate them for services rendered during the fiscal year. Annual base salary ranges are determined for each executive, on a case-by-case basis, based on the position, the individual level of responsibility and performance, and the unique value and historical contributions made to the Company’s success. The Committee reviews salaries each year as part of the Company’s annual performance review process as well as upon a promotion or other change in job responsibility. In addition, the base salaries of our NEOs and other employees are periodically reviewed and measured against market data provided by outside consultants and the Company’s internal human resources group. The Committee reviews base salary recommendations from the PEO for our other executive officers other than the PEO. Based upon this review process, the Committee approves base salaries for our executive officers. The Committee believes that the base salaries for our executive officers are based on levels commensurate with competitive amounts paid to executives with comparable qualifications at companies engaged in similar businesses or in the same region and of similar size.

2010 Executive Incentive Bonus Plan

Executive bonuses are used to motivate individuals and to reward our executives for the achievement of the Company’s financial objectives and their individual performance goals. Bonus formulas are approved by the Committee at the beginning of the fiscal year and are paid on an annual basis after the completion of the fiscal bonus year. Under our bonus programs, the Chairman of the Board and the Chief Financial Officer’s bonuses are based upon the Company’s pre-tax earnings, except for extraordinary items.

For Fiscal 2010, Mr. Shalam’s bonus was 3% or $417,874 of consolidated pre-tax earnings of the Company and Mr. Stoehr’s bonus was .75% or $102,204 of consolidated pre-tax earnings. The Chief Executive Officer’s bonus required attainment of targeted pre-tax earnings of the Company for Fiscal 2010 (see section on Employment Agreements for further discussion). As the Company earned pre-tax profits in excess of $10,000,000, the first and second pre-tax bonus targets were met. Accordingly, the CEO received a bonus of $500,000 for Fiscal 2010.

For Fiscal 2010, Mr. Malone’s bonus was determined by multiplying the return on sales percentage by the pre-tax income (if applicable) of Audiovox Electronics Corp. The return on sales percent is capped at five (5%) percent with a guaranteed minimum annual aggregate salary and bonus of $500,000. For Fiscal 2010, Audiovox Electronics Corp. had a pre-tax loss. Mr. Malone earned a bonus of $275,000 as a result of the guaranteed minimum, which was subject to adjustment per the Overhead Reduction Program outlined below.

Mrs. Shelton’s bonus is determined by the achievement of individual performance goals (as determined by the PEO) plus $30,000 upon the achievement of consolidated pre-tax earnings of $5,000,000, plus $40,000 upon the achievement of consolidated pre-tax earnings of $10,000,000, $20,000 upon the achievement of consolidated pre-tax earnings of $20,000,000, and $20,000 upon the achievement of consolidated pre-tax earnings of $30,000,000. For Fiscal 2010, Mrs. Shelton earned a bonus of $100,000.

Other executive officers’ bonuses are based on a target of 20% of the executive’s base salary. The Committee based 50% of the executive officers’ bonus on the achievement of corporate profitability targets during the fiscal year and 50% of the bonus was based on achievement of individual performance targets. The Committee believes that incentive cash bonuses should have an individual component that an executive directly contributes to and a corporate component that an executive indirectly contributes to. Individual performance objectives are determined by the executive officer to which the potential bonus recipient reports. At times, the Committee will approve additional discretionary cash bonus awards that the PEO recommends for certain executives based on individual performance levels that exceed expectations or for the successful completion of special strategic projects or events. During Fiscal 2010, the other executive officers’ bonuses were 20%.

The Committee also reviews the unique circumstances involved in the recruitment of the Company’s executive officers and will approve the payment of hiring bonuses if, in the judgment of the Committee, such payments are necessary to successfully recruit certain executives.

Executive Stock Based Compensation Awards

The Company’s Stock Based Compensation Incentive Plan (the “Stock Based Incentive Plan”) encourages participants to focus on long-term Company performance and provides an opportunity for our executives and designated key employees to increase their ownership in the Company through grants of the Company’s common stock or grants of stock options. The Stock Based Incentive Plan provides for restricted stock grants and option grants to executive officers, employees and outside directors. The purpose of the Company’s Stock Based Incentive Plan is to provide additional incentive to our executives, directors, and other employees whose substantial contributions are essential to the continued growth and success of the Company’s business. Grants of stock or options are designed to strengthen their commitment to the Company, to motivate such persons to faithfully and diligently perform their responsibilities and to attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. Additionally, the purpose of the Stock Based Incentive Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in increased common stock ownership by our executives and the members of the board who are not employees of the Company who drive, direct and execute the Company’s strategic objectives.

The Committee administers the Company’s Stock Based Incentive Plan for our executive officers, employees, and outside directors. Stock based compensation is primarily composed of stock option grants and is intended to focus our executives on creating long-term stockholder value. The Committee will periodically grant stock options to executives who are responsible for designing and implementing the Company’s long-range strategic plan. At its discretion, the Committee also grants options based on individual and corporate achievements. Under these plans, the Committee grants options to purchase common stock, with an exercise price equal to or above the fair market value of the common stock on the date of grant. To date, the Committee has never elected to re-price outstanding options. The Committee believes that providing stock options to the executive officers, who are responsible for the Company’s management and growth, gives them an opportunity to own the Company’s stock and better aligns their interests with the interests of our shareholders. The Plan also promotes the retention of our executives due to the vesting provisions of the option grant and the potential upside for stock price appreciation. Recent option grants vest over a pre-determined period and expire two or three years from vesting date.

The Committee approves grants made to the PEO, PFO, directors and other executive officers and, in certain cases, recommends grants to the entire board for its approval. The Committee determines the number of shares underlying each stock option grant based upon the executive level and years of service, the Company’s performance and the executives’ individual roles and responsibilities. As discussed above, the Company typically reviews salaries, bonuses, other benefits and stock option grants on an annual basis. This process typically begins during the fourth quarter and is completed before the fiscal year end or shortly thereafter. The Committee determined that options would typically be granted annually in each fiscal year. In addition, in the event that an executive officer or a designated key employee is hired during the year, the Committee may make a discretionary grant at the commencement of employment.

During Fiscal 2010, the Committee awarded additional stock options to the Chairman and named executive officers with an exercise price of $6.37 per share, with an equal number of shares vesting on November 30, 2009 and November 30, 2010. In addition, during Fiscal 2010, 320,000 of prior stock option awards with an exercise price of $15.00 expired unexercised. The number of awards for the Chairman and each named executive officer is set forth in the Outstanding Equity Awards at 2010 Fiscal Year End table below.

For these reasons, the Committee considers stock options as an important element of compensation when it reviews our executive officer compensation programs.

Executive Deferred Compensation Plan

The Company has a nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for a select group of executives, including the NEOs. The Plan is intended to provide certain executives the ability to defer additional salary and bonuses, in addition to those amounts that are permitted to be deferred under the Company’s 401(k) and Profit Sharing Plan. The Deferred Compensation Plan provides for an employer matching contribution equal to 25% of the employee deferrals up to $20,000 or a maximum employer matching contribution of $5,000 per year, which vests immediately. For fiscal 2010, the Company continued its temporary suspension of employer matching contributions in connection with the Overhead Reduction Program outlined below. Except for Mr. Lavelle’s compensation arrangement, the Company is under no obligation to set aside any additional funds for the purpose of making payments under the Plan. In accordance with Mr. Lavelle’s Fiscal 2010 compensation arrangement, the Company is required to contribute $250,000 annually into a separate deferred compensation account (the “Lavelle Account”) on his behalf and benefit. The employer contributions into this account are invested by the Company in certain mutual funds. All earning and losses are allocated directly to this account and all employer contributions and earnings thereon vest immediately. Contributions and earnings and the total account balance on this account as of the end of the 2010 fiscal year are shown in the Nonqualified Deferred Compensation table for Mr. Lavelle on page 25 of this proxy statement.

The Deferred Compensation Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in a “Rabbi” investment trust and invested by the participant among a number of mutual funds. Earnings and losses are allocated to the participant’s individual account. Company contributions are vested immediately. The Committee has the option of amending or terminating the Plan at any time. Contributions and earnings on those contributions and total account balances as of the end of the 2010 fiscal year are shown for our NEOs in the Nonqualified Deferred Compensation table on page 25 of this proxy statement.

Perquisites and Other Benefits

Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and disability insurance plans, our 401(k) and profit sharing plan, the Cash Bonus Profit Sharing Plan, in each case on the same basis as our other employees. In addition, certain executives, including our NEOs, receive additional benefits, including supplemental life insurance, supplemental short-term and long-term disability benefits, car allowances or mileage reimbursements, and reimbursement of business related expenses.

Tax and Accounting Implications of the Executive Compensation Program

It is the Committee’s goal that the Company’s executive compensation programs maximize the benefit of tax laws and accounting requirements, while meeting the Company’s compensation policies and objectives. Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the Company’s PEO or other NEOs. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualified performance based” compensation. The Committee believes it is desirable and in the Company’s best interest to deduct compensation payable to our executive officers. Accordingly, the Committee considers the anticipated tax treatment to our Company and our executive officers in the review and establishment of compensation programs and payments. The Committee will continue to monitor the executive compensation programs to preserve the related Federal income tax deductions.

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

We adopted ASC 718 (formerly SFAS No. 123R) (“ASC 718”) effective December 1, 2005. In determining equity compensation awards for Fiscal 2010, we generally considered the potential expense of our compensation awards under ASC 718 and the impact on earnings per share. We concluded that the award levels are in the best interests of our shareholders given competitive compensation practices among our peer companies, the awards’ potential expense, our performance and the impact of the awards on executive motivation and retention.

Severance and Termination Benefits

With the exception of Mr. Lavelle’s Employment Agreement (as defined below), we do not have a formal written severance plan or severance agreement with any executive, including our NEOs. However, we have in the past and may in the future provide severance benefits to our executives on a case-by-case basis, after taking into consideration the reason for termination and other factors present at the time of separation. The Company does not have any formal written agreements with any of our executives as it relates to change in control benefits or payments. However, the Committee reserves the right to enter into such arrangements with our NEOs.

Employment Agreements

On June 11, 2007 the Company’s Board of Directors authorized and approved a three-year employment contract effective March 1, 2007 with Mr. Patrick M. Lavelle (the “Employment Agreement”). A copy of the Employment Agreement was filed as Exhibit 10 to the Company’s Report on Form 8-K filed on June 15, 2007 with the Securities and Exchange Commission.

The Employment Agreement will be automatically renewed for successive one year periods unless either party notifies the other of his or its intention not to renew the Employment Agreement not less than one hundred eighty (180) days prior to the expiration of the initial or any renewal term, as the case may be. On March 1, 2010, the contract automatically renewed for one year.

During the term of the Employment Agreement the Company will pay Mr. Lavelle an annual base salary of Seven Hundred Fifty Thousand Dollars ($750,000) per annum. Pursuant to the Employment Agreement, Mr. Lavelle, effective as of the first fiscal year the Company achieves any year-end pre-tax profit, and for each fiscal year thereafter during the employment period, shall have credited to the Lavelle Account Two Hundred Fifty Thousand Dollars ($250,000) for Mr. Lavelle’s benefit, which sum shall be in addition to any other amounts that the Company may be required to pay for Mr. Lavelle’s benefit under any deferred compensation plan established for the benefit of Mr. Lavelle and/or any other key executives of the Company.

In addition, the Company will pay Mr. Lavelle an annual bonus of Two Hundred Fifty Thousand Dollars ($250,000) for each and every Five Million Dollars ($5,000,000) of pre-tax profit earned by the Company during the fiscal year. In addition, the Employment Agreement provides for an annual discretionary merit based bonus, at the sole discretion of the board, based on the Company’s performance.

In the event of the termination of Mr. Lavelle’s employment, by the Company with or without cause, by Mr. Lavelle with or without good reason or by virtue of Mr. Lavelle’s death or disability, Mr. Lavelle will be entitled to certain payments, continuation of benefits and vesting of stock based compensation depending on the reason for termination as more specifically set forth in the Employment Agreement.

Mr. Lavelle is subject to a confidentiality restriction during his employment and thereafter, and to non-compete, non-solicitation and non-disparagement restrictions during his employment and for 24 months following termination.

The above is a summary of the terms of the Employment Agreement and is qualified in its entirety by reference to the Employment Agreement.

Overhead Reduction Program

In January 2008, our PEO put into place a broad overhead reduction plan across all internal departments. This plan was modified during Fiscal 2010 and remains in effect as of the date of this report. The plan occurred in various phases. The initial component provided for a temporary mandated 10% reduction in base salary of our Senior Vice Presidents and above. The remaining components initiated during the fourth quarter of Fiscal 2009 mandated the following additional reductions:

•	The Chairman received additional reductions to total 25% during Fiscal 2009. During the first half of Fiscal 2010, the Chairman temporarily relinquished all but 2% of his salary.

•	The Chief Executive Officer received additional reductions for a total reduction of 25% in base salary.

•	Divisional Presidents received additional reductions for a total reduction of 15% in base salary (including guaranteed minimums, if applicable).

•	Vice Presidents received a reduction of 10% in base salary to mirror those previously implemented for Senior Vice Presidents.

•	All other employees received a reduction of 10% in base salary.

In April 2010, one-half of the 10% reduction was restored for all employees below Vice President. When the reduction program is ended, remaining base salary reductions will be restored prospectively. Accordingly, the impact of base salary reductions for executives presented are reflected in the Salary column in the Fiscal 2010 Summary Compensation Table.

As part of the Overhead Reduction Program, the Company has continued the temporary suspension of the matching portion related to the Company’s 401(k) Plan and Deferred Compensation Plan outlined in their respective sections of this proxy.

401(k) and Profit Sharing Plan

The Company has a 401(k) plan for eligible employees. The Company matches a portion of the participant’s contributions in the amount of 50% of elective deferrals up to a maximum of 6% of eligible compensation after three months of service. Shares of the Company’s common stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

The Company also has a Profit Sharing Plan that allows the Company to make discretionary profit sharing contributions for the benefit of participating employees, including the NEOs, for any fiscal year in an amount determined by the Board of Directors. Whether or not the Board of Directors makes a discretionary contribution, the size of the contribution is dependent upon the performance of the Company. A participant’s share of the discretionary contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of eligible wages for all participants for the fiscal year. During Fiscal 2010, the board did not make a discretionary profit sharing contribution to the Plan.

Cash Bonus Profit Sharing Plan

The Company has a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, including NEOs, for any fiscal year in an amount not to exceed 3.5% of pre-tax profits or $2.5 million. If pre-tax profits in any given fiscal year do not exceed $3 million, there will be no contribution to the Cash Bonus Profit Sharing Plan for that fiscal year. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of eligible wages for all participants for the fiscal year. The Company elected not to make a cash bonus profit sharing contribution for Fiscal 2010.

Measuring Company Performance for Compensation Purposes

The value of our stock options is based upon the Company’s performance, as reflected in the price of its stock and is believed to best reflect the longer-term performance of the Company. Bonuses and other performance-based incentives are based on revenue, operating income targets or pre-tax profits established in connection with the annual budgeting process, or achieving certain strategic goals and are believed to best reflect the short-term performance of the Company.

Compensation Committee Report

The following Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference therein.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Proxy Statement.

Members of the Compensation Committee

Peter A. Lesser, Chairman
Paul C. Kreuch, Jr.
Dennis F. McManus

Fiscal 2010 Summary Compensation Table

					Non-Equity
				Option	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Compensation	Compensation
Principal Position	Year	(1)(6)	(2)	(3)	(2)	(4)	Total
Patrick M. Lavelle	2010	$812,602	$-	$605,250	$500,000	$18,482	$1,936,334
President and Chief	2009	$925,160	$-	$36,000	$-	$24,620	$985,780
Executive Officer	2008	$982,691	$-	$81,500	$500,000	$24,489	$1,588,680

Charles M. Stoehr	2010	$360,000	$-	$302,625	$102,204	$17,961	$782,790
Senior Vice President and	2009	$360,000	$-	$18,000	$-	$25,632	$403,632
Chief Financial Officer	2008	$393,846	$-	$40,750	$89,887	$28,087	$552,570

Thomas C. Malone	2010	$191,250	$-	$67,250	$233,750	$17,465	$509,715
Senior Vice President	2009	$202,500	$-	$18,000	$247,500	$22,644	$490,644
	2008	$209,769	$-	$40,750	$196,667	$32,546	$479,732

Loriann Shelton	2010	$270,000	$10,000	$107,600	$90,000	$14,619	$492,219
Senior Vice President	2009	$268,350	$54,000	$18,000	$-	$25,737	$366,087
	2008	$280,246	$-	$40,750	$74,546	$26,244	$421,786

C. David Geise	2010	$191,250	$-	$67,250	$95,000	$14,000	$367,500
Senior Vice President	2009	$202,500	$-	$18,000	$-	$20,935	$241,435
	2008	$220,764	$-	$40,750	$22,500	$22,910	$306,924

John J. Shalam (5)	2010	$149,224	$-	$605,250	$417,874	$33,870	$1,206,218
Chairman of The Board	2009	$345,000	$-	$36,000	$-	$61,827	$442,827
	2008	$438,461	$-	$81,500	$359,547	$58,321	$937,829

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

All Other Compensation Table

The following table describes each component of the All Other Compensation column in the Summary Compensation Table.

			Employer
		Value of	Contributions
		Supplemental Life	Relating to
Name of	Auto	Insurance	Employee
Executive	Allowance	Premiums(1)	Savings Plan(2)	Total
Lavelle	$15,448	$2,929	$105	$18,482
Stoehr	$13,489	$4,217	$255	$17,961
Malone	$12,460	$2,631	$2,374	$17,465
Shelton	$11,998	$2,366	$255	$14,619
Geise	$10,005	$3,293	$702	$14,000
Shalam	$19,741	$11,244	$2,885	$33,870

(1)
This column represents taxable payments made to the Chairman and the named executives to cover premiums for a $1,000,000 life insurance policy and supplemental disability insurance, which are owned by each executive.

(2)
These amounts represent adjustments for the prior year related to the Company’s 401(k) Plan as the Company has temporarily suspended matching contributions for the 401(k) and Deferred Compensation Plans.

Note: The column entitled “Employer Contributions Relating to Cash Bonus Profit Sharing Plan” has been omitted because there were no employer contributions to the Cash Bonus Profit Sharing Plan for Fiscal 2010.

Grants of Plan Based Awards during Fiscal 2010

The following table discloses the amount of non-equity incentive plan awards and the actual number of restricted stock awards and stock options granted and the grant date of those awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Awards
Name					All Other	All Other
					Stock	Option
					Awards:	Awards:	Exercise
					Number of	Number of	or Base	Grant Date
					Shares of	Securities	Price of	Fair Value
					Stock or	Underlying	Option	Of Option
	Grant	Threshold	Target	Maximum	Units	Options (1)	Awards (2)	Awards (3)
	Date	($)	($)	($)	(#)	(#)	($/Sh)	($)
Lavelle	2010	$250,000	$500,000	$500,000
	9/14/2009				$-	225,000	$6.37	$605,250
Stoehr	2010	$-	$102,204	$102,204
	9/14/2009				$-	112,500	$6.37	$302,625
Malone	2010	$275,000	$233,750	$233,750
	9/14/2009				$-	25,000	$6.37	$67,250
Shelton	2010	$-	$90,000	$90,000
	9/14/2009				$-	40,000	$6.37	$107,600
Geise	2010	$-	$95,000	$145,000
	9/14/2009				$-	25,000	$6.37	$67,250
Shalam	2010	$-	$417,874	$417,874
	9/14/2009				$-	225,000	$6.37	$605,250

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

January 19, 2011
By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer