Form 10-K/A
period 2010-02-28
AUDIOVOX CORP
filed 2011-02-02
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 4)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 28, 2010.

EXPLANATORY NOTE
Audiovox Corporation (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended February 28, 2010, filed with the Securities and Exchange Commission on May 14, 2010, as amended on June 7, 2010, December 22, 1010 and January 25, 2011, for the sole purpose of including the certifications of our principal executive officer and principal financial officer in Exhibit 31.1 and 31.2.

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

February 2, 2011
By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer