Form 10-K
period 2011-02-27
AUDIOVOX CORP
filed 2011-05-16
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2011

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

Yes   ☐       No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $118,252,382 (based upon closing price on the Nasdaq Stock Market on August 31, 2010).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 16, 2011 was:

Class	Outstanding

Class A common stock $.01 par value	20,813,005
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 28, 2011.

AUDIOVOX CORPORATION

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the information incorporated by reference contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under “Risk Factors” of this annual report. The Company assumes no obligation and does not intend to update these forward-looking statements.

NOTE REGARDING DOLLAR AMOUNTS AND FISCAL YEAR

In this annual report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts. Unless specifically indicated otherwise, all amounts and percentages in our Form 10-K are exclusive of discontinued operations.

The Company’s current fiscal year began March 1, 2010 and ended February 28, 2011.

PART I

Item 1-Business

Audiovox Corporation (“Audiovox", “We", "Our", "Us" or “Company") is a leading international distributor in the accessory, mobile and consumer electronics industries. With our most recent acquisition of Invision Automotive Systems, Inc. we have added manufacturing capabilities to our business model. We conduct our business through seventeen wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. (“Audiovox Mexico”), Technuity, Inc., Code Systems, Inc, Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”) and Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar™, Invision®, Jensen®, Mac Audio™, Magnat®, Movies2Go®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Schwaiger®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

Audiovox was incorporated in Delaware on April 10, 1987, as successor to a business founded in 1960 by John J. Shalam, our Chairman and controlling stockholder.  Our extensive distribution network and long-standing industry relationships have allowed us to benefit from growing market opportunities and emerging niches in the electronics business.

We make available financial information, news releases and other information on our web site at www.audiovox.com. There is a direct link from the web site to the Securities and Exchange Commission's ("SEC") filings web site, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the SEC. In addition, we have adopted a Code of Business Conduct and Ethics which is available free of charge upon request. Any such request should be directed to the attention of: Chris Lis Johnson, Company Secretary, 180 Marcus Boulevard, Hauppauge, New York 11788, (631) 231-7750.

Acquisitions

We have recently acquired and continue to integrate the following acquisitions, discussed below, into our existing business structure:

On March 1, 2011, Soundtech LLC, a Delaware limited liability company and wholly-owned subsidiary of Audiovox, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries (“Klipsch”) for a total purchase price of $167.6 million including a working capital adjustment which is subject to change, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch adds world-class brand names to Audiovox's offerings, increases its distribution network, both domestically and abroad, and provides the Company with entry into the high-end installation market at both the residential and commercial level. In addition to the Klipsch® brand, the Klipsch portfolio includes Jamo®, Mirage®, and Energy®. The Company has outlined key details related to the acquisition and the preliminary purchase price allocation in the Subsequent Events footnote (Note 15).
In February 2010, the Company’s new subsidiary, Invision Automotive Systems, Inc. completed the acquisition of the assets of Invision Industries, Inc., a leading manufacturer of rear seat entertainment systems to OEM’s, Toyota port facilities, and car dealers for a total cash purchase price of $10,307, and estimated future consideration of $1,458 and an assumed loan balance of $5,000, with all acquisition costs of $219 expensed as incurred in accordance with ASC 805.  The purpose of this acquisition was to increase our R&D capabilities, add a manufacturing facility to our business structure and augment our OE group.

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

Grow our international presence.  We continue to expand our international presence through our companies in  Germany, Canada, Mexico, Venezuela and Hong Kong. We also continue to export from our domestic operations in the United States. We will pursue additional business opportunities through acquisition.

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

Products

The Company currently reports sales data for the following two product categories:

Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, speakers, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	home and portable stereos,

▪	digital multi-media products such as personal video recorders and MP3 products,

▪	camcorders,

▪	clock-radios,

▪	digital voice recorders,

▪	home speaker systems,

▪	portable DVD players,

▪	digital picture frames, and

▪	e-readers.

Accessories products include:

▪	High-Definition Television (“HDTV”) antennas,

▪	Wireless Fidelity (“WiFi”) antennas,

▪	High-Definition Multimedia Interface (“HDMI”) accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,

▪	power supply systems,

▪	electronic equipment cleaning products, and

▪	set-top boxes.

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

Net sales by product category, gross profit and net assets are as follows:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Electronics	$415,167	$375,021	$449,433
Accessories	146,505	175,674	153,666
Total net sales	$561,672	$550,695	$603,099

Gross profit	$123,937	$106,751	$100,268
Gross margin percentage	22.1%	19.4%	16.6%

Total assets	$501,097	$488,978	$461,296

Patents, Trademarks/Tradenames, Licensing and Royalties

The Company regards its trademarks, copyrights, patents, domain names, and similar intellectual property as important to its operations. It relies on trademark, copyright and patent law, domain name regulations, and confidentiality or license agreements to protect its proprietary rights. The Company has registered, or applied for the registration of, a number of patents, trademarks, domain names and copyrights by U.S. and foreign governmental authorities. Additionally, the Company has filed U.S. and international patent applications covering certain of its proprietary technology. The Company renews its registrations, which vary in duration, as it deems appropriate from time to time.

The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights to third parties. Some of the Company's products are designed to include intellectual property licensed or otherwise obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of the Company's products, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee such licenses could be obtained at all. We intend to operate in a way that does not result in willful infringement of the patent, trade secret and other intellectual property rights of other parties. Nevertheless, there can be no assurance that a claim of infringement will not be asserted against us or that any such assertion will not result in a judgment or order requiring us to obtain a license in order to make, use, or sell our products.

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 17 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $4,248, $4,453 and $4,430 for the years ended February 28, 2011, 2010 and 2009, respectively.

Distribution and Marketing

We sell our products to:

•	power retailers,

•	mass merchants,

•	regional chain stores,

•	specialty and internet retailers,

•	independent 12 volt retailers,

•	distributors,

•	new car dealers,

•	vehicle equipment manufacturers (OEM's), and

•	the U.S. military.

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Motor Company, Chrysler, General Motors Corporation, Toyota, Kia, Mazda, BMW, Subaru, Nissan and Porsche. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 20%, 10% and 9% of net sales for the years ended February 28, 2011, 2010 and 2009, respectively.

Our five largest customers represented 30% of net sales during the year ended February 28, 2011, and 36% for each of the years ended February 28, 2010 and 2009. Wal-Mart accounted for more than 10% of the Company's sales for Fiscal 2011, 2010 and 2009, whereas Best Buy accounted for more than 10% of sales in Fiscal 2010 only.

We also provide value-added management services, which include:

•	product design and development,

•	engineering and testing,

•	sales training and customer packaging,

•	in-store display design,

•	installation training and technical support,

•	product repair services and warranty,

•	nationwide installation network,

•	warehousing, and

•	specialized manufacturing.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we ship products within 24 to 48 hours from the receipt of an order from public warehouses and leased facilities throughout the United States, Canada, Mexico, Venezuela and Germany. The Company also employs a direct ship model from our suppliers for select customers upon their request.

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

Utilizing our company-owned and third party facilities in the United States, Europe and Asia, we work closely with customers and suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically-advanced and high quality products.  Our Hauppauge, New York and Troy, Michigan facilities are ISO 14001:2004 and/or ISO/TS 16949:2009 certified, which requires the monitoring of quality standards in all facets of business.

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

Financial Information About Foreign and Domestic Operations

The amounts of net sales and long-lived assets, attributable to foreign and domestic operations for all periods presented are set forth in Note 12 of the Notes to Consolidated Financials Statements, included herein.

Equity Investment

We have a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor of televisions and other automotive sound, security and accessory products to specialized markets for specialized vehicles, such as, but not limited to, RV's, van conversions and marine vehicles.

Employees

As of February 28, 2011, we employed approximately 1,020 people worldwide.  We consider our relations with employees to be good and as of February 28, 2011 no employees were covered by collective bargaining agreements.

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

Sales Category Dependent on Economic Success of Automotive Industry.

A portion of our OEM sales are to American automobile manufacturers, specifically Chrysler, General Motors and Ford. Some of these OEM manufacturers have reorganized their operations as a result of general economic conditions. If these reorganizations should fail, it could have a material adverse effect on a portion of our OEM business.

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

We Depend on a Small Number of Key Customers for a Large Percentage of Our Sales

The electronics industry is characterized by a number of key customers. Specifically 30%, 36% and 36% of our sales were to five customers in Fiscal 2011, 2010 and 2009, respectively. The loss of one or more of these customers could have a material adverse impact on our business.

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

We do not manufacture all our products, and we do not have long-term contracts with our suppliers. Most of our products are imported from suppliers under short-term purchase orders. Accordingly, we can give no assurance that:

•	our supplier relationships will continue as presently in effect,

•	our suppliers will not become competitors,

•	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us,

•	we will be able to obtain adequate alternatives to our supply sources should they be interrupted,

•	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers,

•	our suppliers have sufficient financial resources to fulfill their obligations,

•	our suppliers will be able to obtain raw materials and labor necessary for production, and

•	our suppliers could be impacted by natural disasters directly or via their supply chains.

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

The Impact of Future Selling Prices and Technological Advancements may cause Price Erosion and Adversely Impact our Profitability and Inventory Value

Since we do not make all of our own products and do not conduct a majority of our own research, we cannot assure you that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Since we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

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

There is no guarantee that patent/royalty rights will be renewed or licensing agreements will be maintained
Certain product development and revenues are dependent on the ownership and or use of various patents, licenses and license agreements. If the Company is not able to successfully renew or renegotiate these rights, we may suffer from a loss of product sales or royalty revenue associated with these rights or incur additional expense to pursue alternative arrangements.
Because We Purchase a Significant Amount of Our Products from Suppliers in Pacific Rim Countries, We Are Subject to the Economic Risks Associated with Inherent Changes in the Social, Political, Regulatory and Economic Conditions in These Countries.

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

Our Products Could Infringe the Intellectual Property Rights of Others and We May Be Exposed to Costly Litigation.

The products we sell are continually changing as a result of improved technology.  Although we and our suppliers attempt to avoid infringing known proprietary rights of third parties in our products, we may be subject to legal proceedings and claims for alleged infringement by us, our suppliers or our distributors, of a third party’s patents, trade secrets, trademarks or copyrights.

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

Acquisitions and Strategic Investments May Divert Our Resources and Management Attention; Results May Fall Short of Expectations.

We intend to continue pursuing selected acquisitions of and investments in businesses, technologies and product lines as a key component of our growth strategy.  Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangible assets.  Acquisitions involve numerous risks, including:

•	difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business,

•	diversion of management’s attention from other business concerns,

•	increased expenses associated with the acquisition, and

•	potential loss of key employees or customers of any acquired business.

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

Goodwill and other intangible assets recorded on our balance sheet as of February 28, 2011 was $106,562.  We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. During Fiscal 2009, the Company recorded an impairment charge of $38,814 as a result of its impairment review (see Note 1(k)). Changes in our operating performance or business conditions, in general, could result in an impairment of goodwill, if applicable, and/or other intangible assets, which could be material to our results of operations.

We invest in marketable securities and other investments as part of our investing activities. These investments fluctuate in value based on economic, operational, competitive, political and technological factors. These investments could be subject to loss or impairment based on their performance.

Recently, the Company has incurred other-than-temporary impairments on its investment in Bliss-tel Public Company Limited ("Bliss-tel"). Any further deterioration in Bliss-tel's performance could result in further impairment of its investment. In addition, there is no guarantee that the fair values recorded for other investments will be sustained in the future.

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

Our Capital Resources May Not Be Sufficient to Meet Our Future Capital and Liquidity Requirements.

We believe that our current funds and available credit lines would provide sufficient resources to fund our existing operations for the foreseeable future. However, we may need additional capital to operate our business if:

•	market conditions change,

•	our business plans or assumptions change,

•	we make significant acquisitions,

•	we need to make significant increases in capital expenditures or working capital, or

•	our borrowing base or restrictive covenants may not provide sufficient credit.

Our Stock Price Could Fluctuate Significantly.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	operating results being below market expectations,

•	announcements of technological innovations or new products by us or our competitors,

•	loss of a major customer or supplier,

•	changes in, or our failure to meet, financial estimates by securities analysts,

•	industry developments,

•	economic and other external factors,

•	general downgrading of our industry sector by securities analysts,

•	inventory write-downs, and

•	ability to integrate acquisitions.

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

We exercise our option for the “controlled company” exemption under NASDAQ rules.

The Company has exercised its right to the “controlled company” exemption under NASDAQ rules which enables us to forego certain NASDAQ requirements which include: (i) maintaining a majority of independent directors; (ii) electing a nominating committee composed solely of independent directors; (iii) ensuring the compensation of our executive officers is determined by a majority of independent directors or a compensation committee composed solely of independent directors; and (iv) selecting, or recommending for the Board's selection, director nominees, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Although we do not maintain a nominating committee, the Company notes that at the present time, we do maintain a majority of independent directors; we maintain a compensation committee comprised solely of independent directors who approve executive compensation; and, the recommendations for director nominees are governed by a majority of independent directors. However, election of the “controlled company” exemption under NASDAQ rules allows us to modify our position at any time.

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

Item 2-Properties

Our Corporate headquarters is located at 180 Marcus Blvd. in Hauppauge, New York.  In addition, as of February 28, 2011, the Company leased a total of 21 operating facilities or offices located in 9 states as well as Germany, China, Canada, Venezuela, Mexico, Hong Kong and England. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease.  These facilities are located in Florida, Georgia, New York, Ohio, Nevada, Virginia, Illinois, Indiana and Michigan. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Ohio, Illinois, Indiana, Mexico, Germany and Canada.

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

Item 4-Removed and Reserved

None

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market Information

The Class A Common Stock of Audiovox is traded on the Nasdaq Stock Market under the symbol "VOXX".   The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2011	High	Low
First Quarter	$9.73	$7.38
Second Quarter	8.54	6.21
Third Quarter	7.45	6.33
Fourth Quarter	8.91	6.99

Year ended February 28, 2010	High	Low
First Quarter	$6.45	$2.13
Second Quarter	7.98	5.55
Third Quarter	7.91	6.08
Fourth Quarter	7.49	6.29

Dividends

We have not paid or declared any cash dividends on our common stock. We have retained, and currently anticipate that we will continue to retain, all of our earnings for use in developing our business. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant giving consideration to any requirements or restrictions under the Company's recently negotiated credit agreement (see Note 6(a)).

Holders

There are approximately 814 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the “Program”).  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A Common Stock in the open market in connection with the Program.  As of February 28, 2011, the cumulative total of acquired shares (net of reissuances of 6,895) pursuant to the program was 1,817,832, with a cumulative value of $18,376 reducing the remaining authorized share repurchase balance to $1,738,263.  During the year ended February 28, 2011, the Company did not purchase any shares.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our common Class A common stock during a period commencing on February 28, 2006 and ending on February 28, 2011 with the cumulative total return of the Nasdaq Stock Market (US) Index and our SIC Code Index, during such period.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG AUDIOVOX CORPORATION,
NASDAQ MARKET INDEX AND SIC CODE INDEX
DOLLARS
200
175
150
125
100
75
50
25
0
2006
2007
2008
2009
2010
2011
AUDIOVOX CORPORATION
SIC CODE INDEX
NASDAQ MARKET INDEX

ASSUMES $100 INVESTED ON FEB. 28, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED FEB. 28, 2011

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010 (4)	February 28, 2009	February 29, 2008 (3)	February 28, 2007 (2)
Consolidated Statement of Operations Data

Net sales (1)	$561,672	$550,695	$603,099	$591,355	$456,690
Operating income (loss) (1)	9,017	3,760	(53,443)	4,422	(5,077)
Net income (loss) from continuing operations (1)	23,031	22,483	(71,029)	6,746	3,692
Net income (loss) from discontinued operations (5)	—	—	—	1,719	(756)
Net income (loss)	$23,031	$22,483	$(71,029)	$8,465	$2,936

Net income (loss) per common share from continuing operations:
Basic	$1.00	$0.98	$(3.11)	$0.29	$0.16
Diluted	$1.00	$0.98	$(3.11)	$0.29	$0.16
Net income (loss) per common share:
Basic	$1.00	$0.98	$(3.11)	$0.37	$0.13
Diluted	$1.00	$0.98	$(3.11)	$0.37	$0.13

				As of	As of
	As of February 28,			February 29	February 28,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data

Total assets	$501,097	$488,978	$461,296	$533,036	$499,120
Working capital	258,528	239,787	241,080	275,787	305,960
Long-term obligations	25,849	32,176	31,651	27,260	22,026
Stockholders' equity	392,946	364,263	340,502	423,513	404,362

(1)	Amounts exclude the financial results of discontinued operations.

(2)	2007 amounts reflect the acquisition of Thomson Accessory business.

(3)	2008 amounts reflect the acquisition of Oehlbach, Incaar, Technuity and Thomson A/V.

(4)	2010 amounts reflect the acquisition of Schwaiger and Invision (see Note 2 of the Notes to Consolidated Financial Statements).

(5)	2008 amount reflects the proceeds associated with the May 2007 derivative settlement net of administrative and legal fees, and taxes.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations  ("MD&A")

This section should be read in conjunction with the “Cautionary Statements” and “Risk Factors” in Item 1A of Part I, and Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data.”

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2011 compared to the years ended February 28, 2010 and February 28,

2009. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources, including Contractual and Commercial Commitments”.  We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

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

Outlook

The Company’s domestic and international business is subject to retail industry conditions and the sales of new and used vehicles. The current worldwide economic condition has adversely impacted consumer spending and vehicle sales. If the global macroeconomic environment continues to be weak or deteriorates further, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset the current market condition, the Company has reduced its operating expenses and has been introducing new product to obtain a greater market share. The Company continues to focus on cash flow and anticipates having sufficient resources with its recent negotiated credit agreement, to operate during Fiscal 2012 and 2013.

Business Overview and Strategy

Audiovox Corporation ("Audiovox", "We", "Our", "Us" or "Company") is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries.  We conduct our business through seventeen wholly-owned subsidiaries.  Audiovox has a broad portfolio of brand names used to market our products as well as private labels through a large domestic and international distribution network.  We also function as an OEM (“Original Equipment Manufacturer”) supplier to several customers.

Over the last several years, we have focused on our intention to acquire synergistic businesses with the addition of seven new subsidiaries.  These subsidiaries helped us to expand our core business and broaden our presence in the accessory and OEM markets.  Our recent acquisition of Invision has provided the opportunity to enter the manufacturing arena.  Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry.

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

Divestitures

On November 7, 2005, we completed the sale of our majority owned subsidiary, Audiovox Malaysia (“AVM”), to the then current minority interest shareholder due to increased competition from non-local OEM’s and deteriorating credit quality of local customers.  We sold our remaining equity in AVM in exchange for a $550 promissory note and were released from all of our Malaysian liabilities, including bank obligations resulting in a loss on sale of $2,079. In Fiscal 2011, the Company settled the note for $100. The balance of $303 was written off to Other Income during Fiscal 2011.

Net Sales Growth

Net sales over a five-year period have increased 0.8% from $539,716 for the year ended November 30, 2005 to $561,672 for the year ended February 28, 2011.  During this period, our sales were impacted by the following items:

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

Partially offset by:

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

The accrual balance for sales incentives at February 28, 2011 and 2010 was $11,981 and $10,606, respectively.  Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

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

For the years ended February 28, 2011, 2010 and 2009, reversals of previously established sales incentive liabilities amounted to $1,725, $2,559 and $4,083, respectively. These reversals include unearned and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Reversals of unearned sales incentives for the years ended February 28, 2011, 2010 and 2009 amounted to $977, $1,369 and $1,664, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Reversals of unclaimed sales incentives for the years ended February 28, 2011, 2010 and 2009 amounted to $748, $1,190 and $2,419 , respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  We record charges for estimated credit losses against operating expenses and charges for price adjustments against net sales in the consolidated financial statements. The reserve for estimated credit losses at February 28, 2011 and 2010 were $6,179 and $5,742, respectively. While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Since our accounts receivable are concentrated in a relatively few number of large customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

Inventories

We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis, with a portion valued at standard cost) and/or the current estimated market value of the inventory less expected costs to sell the inventory. We regularly review inventory quantities on-hand and record a provision, in cost of sales, for excess and obsolete inventory based primarily from selling price reductions subsequent to the balance sheet date, indications from customers based upon current negotiations, and purchase orders. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  During the years ended February 28, 2011, 2010 and 2009, we recorded inventory write-downs of $3,911, $2,972 and $13,818, respectively.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, which consists of the excess cost over fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks and customer relationships) amounted to $106,562 at February 28, 2011 and $104,615 at February 28, 2010.  Goodwill and other intangible assets are determined in accordance with ASC 805 “Business Combinations” (“ASC 805”) and ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”), see Goodwill and Other Intangible Assets (Note 1(k)).

Goodwill, is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. The Company has used the Discounted Future Cash Flow Method (DCF) as the principle method to determine the Fair Value (“FV”) of acquired businesses.  The discount rate used for our analysis was 15.8%. A five-year period was analyzed using a risk adjusted discount rate.

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

On an annual basis, or as needed for a triggering event, we test goodwill and other indefinite lived intangible assets for impairment (see Note 1(k)). To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. Additionally, we may evaluate our recorded intangible assets with the assistance of a third-party valuation firm, as necessary.   All reports and conclusions are reviewed by management who have ultimate responsibility for their content.  For Fiscal 2011 and Fiscal 2010, management determined that its intangible assets were not impaired. The goodwill balance is attributable to our purchase of Invision, whose purchase price was finalized in the fourth quarter of Fiscal 2011. Management reviewed the performance of Invision since our acquisition and determined that our goodwill is not impaired.

Determining whether impairment of indefinite lived intangibles has occurred requires an analysis of each identifiable asset. If estimates used in the valuation of each identifiable asset proved to be inaccurate based on future results, there could be additional impairment charges in subsequent periods.

Warranties

We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs, in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $5,956 and $7,853 at February 28, 2011 and 2010, respectively.  While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

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

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards.  The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates.  The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards.  As a result, if other assumptions or estimates had been used for options granted in the current and prior periods, the stock-based compensation expense of $1,284 that was recorded for the year ended February 28, 2011 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

We account for income taxes in accordance with the guidance issued under Statement ASC 740, "Income Taxes" with consideration for uncertain tax positions.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

During Fiscal 2011, the Company recorded an income tax benefit of $16.3 million through a partial reduction of its valuation allowance as a significant portion of its deferred tax assets became realizable on a more-likely-than-not basis as a result of current operating results and forecasts of pre-tax earnings. The Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions and with respect to its foreign tax credits and various investments which are more likely than not to generate capital losses in the future. Any further decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

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

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the consolidated balance sheets at February 28, 2011 and 2010 and the consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the years ended February 28, 2011, 2010 and 2009. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 28, 2011 with the audited years ended February 28, 2010, and 2009. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

Year Ended February 28, 2011 Compared to the Years Ended February 28, 2010 and February 28, 2009

Continuing Operations

The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2011 (“Fiscal 2011”), February 28, 2010 (“Fiscal 2010”) and February 28, 2009 (“Fiscal 2009”).

Net Sales

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Electronics	$415,167	$375,021	$449,433
Accessories	146,505	175,674	153,666
Total net sales	$561,672	$550,695	$603,099

Fiscal 2011

Electronics sales, which include both mobile and consumer electronics increased $40,146 in Fiscal 2011. This is a result of the recent acquisition of Invision which accounted for approximately $47 million, and the favorable increase in our other OEM groups as a result of new product offerings and increased automotive sales. Revenue increased in our security groups due to new product introduction and strong remote start sales. Finally, video sales were also up as a result of increased sales in the automotive market. This was partially offset by a decline in Flo TV sales due to Qualcomm's withdrawal from the direct TV market; a decline in satellite radio sales as a result of streamlined SKU's; product shortfalls as a result of a transition to new products and vendors in the portable DVD market; slower sales in our audio line and consumer good products including camcorders, clock radios and voice recorders.

Accessories sales decreased $29,169. This group was impacted by slower retail sales for products utilizing our accessory products at the retail level such as digital cables and antennas. The group has added a more diverse group of customers, however, the general economy has had an impact on sales. These declines were partially offset by our recent acquisition of Schwaiger which was present for all of Fiscal 2011.

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

Sales incentive expenses were $26,279, $27,070 and $19,794 for Fiscal 2011, 2010 and 2009, respectively, which included reversals for unclaimed and unearned sales incentives of $1,725, $2,559 and $4,083, respectively. We believe the reversal of unearned and earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unearned and earned but unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Gross profit	$123,937	$106,751	$100,268
Gross margin percentage	22.1%	19.4%	16.6%

Fiscal 2011

Gross margins for Fiscal 2011 increased 270 basis points as a result of improved margins throughout our product lines; a shift in product mix as products moved to OEM and security and less dependence on consumer electronics sales; lower freight and warehousing costs as a result of i) a logistics reconfiguration for product distribution, ii) the closing of a public warehouse, and iii) the renegotiation of an existing public warehouse contract; and the realization of a full year's sales from our Invision acquisition.

Fiscal 2010

Gross margins for Fiscal 2010 increased 280 basis points due to the introduction of new products, the Company’s Schwaiger acquisition, improvement in inventory provisions related to obsolescence, and the absence of inventory write-downs associated with the exit of our portable navigation category, which negatively impacted our margins during Fiscal 2009. As a result of our cost-containment efforts, we have lowered our inventory handling costs.

Operating Expenses and Operating Income / (Loss)

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Operating Expenses:
Selling	$34,517	$30,147	$33,505
General and administrative	68,469	63,063	70,870
Goodwill and intangible asset impairment	—	—	38,814
Engineering and technical support	11,934	9,781	10,522
Total Operating Expenses	$114,920	$102,991	$153,711

Operating income (loss)	$9,017	$3,760	$(53,443)

Fiscal 2011

Operating expenses increased $11,929 in Fiscal 2011 as compared to Fiscal 2010 primarily due to our Invision acquisition which added approximately $8,300 in overhead year over year; an increase in professional fees of approximately $3,000, as a result of i) approximately $990 in Klipsch acquisition fees, ii) increased legal fees as a result of defense of royalty rights and infringements, and iii) increased audit fees as a result of Company expansion; and the return of temporary salary reductions to all employees at the vice president level and above. The Company also experienced increases in advertising and trade show expenses in our International operations of approximately $900, and $830 in higher bad debt provisions primarily as a result of the finalization of a bankruptcy settlement and increased reserves for a certain customer.

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

Other Income/(Expense)

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Interest and bank charges	$(2,630)	$(1,556)	$(1,817)
Equity in income of equity investees	2,905	1,657	975
Gain on bargain purchase	—	5,418	—
Other, net	3,204	1,876	(1,669)
Total other income (expense)	$3,479	$7,395	$(2,511)

Fiscal 2011

Other income decreased $3,916 primarily as a result of the $5,400 gain on bargain purchase from the Company’s Schwaiger acquisition and a gain recorded on a foreign exchange contract both recorded in Fiscal 2010, and a loss of approximately $300 associated with the write-off of a portion of a notes receivable recorded in connection with the Company's divestiture of its Malaysian operation, partially offset by the net foreign exchange gain on U.S. dollar denominated assets and liabilities in Venezuela and an other-than-temporary impairment of $1.5 million on a investment of the Company.

Interest and bank charges increased due to interest recorded to accrete contingent consideration and future liabilities recorded in connection with our acquisitions.

Equity in income of equity investees increased due to increased equity income of Audiovox Specialized Applications, Inc. (ASA) as a result of improved sales and profitability due to improvements in the commercial and RV sector of its business.

Fiscal 2010

Other income increased $9,906 primarily as a result of a $5,400 gain on bargain purchase from the Company’s Schwaiger acquisition, and the absence of charges associated with a vendor bankruptcy in the prior year, and a gain recorded on a foreign exchange contract, partially offset by an other-than-temporary impairment on an equity investment of the Company.

Interest and bank charges decreased due to the reduction of debt in our international subsidiaries.

Equity in income of equity investees increased due to increased equity income of Audiovox Specialized Applications, Inc. (ASA) as a result of cost containment efforts and improved sales.

Income Tax Provision

The effective tax rate in Fiscal 2011 was an income tax benefit of (84.3)% on pre-tax income from continuing operations of $12,496 as compared to a benefit of (101.5)% on a pre-tax income of $11,155 from continuing operations in the prior year.

The effective tax rate in Fiscal 2011 was lower than the statutory tax rate due the Company's ability to record an income tax benefit as a significant portion of the Company's deferred tax assets became realizable on a more-likely-than-not basis based on current operating results and forecasts of pre-tax earnings and U.S. taxable income.

The effective tax rate in Fiscal 2010 was lower than the statutory rate due the Company's ability to record an income tax benefit through a reduction in its valuation allowance of $10.1 million in connection with the carryback of certain net operating losses as a result of new legislation enacted in Fiscal 2010, and the recognition of $4.6 million of uncertain tax positions as the result of the expiration of various statute of limitations.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income (loss) from continuing operations to reported net income (loss) and basic and diluted net income (loss) per common share:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Operating income (loss)	$9,017	$3,760	$(53,443)
Other income (loss), net	3,479	7,395	(2,511)
Income (loss) from continuing operations before income taxes	12,496	11,155	(55,954)
Income tax benefit (expense)	10,535	11,328	(15,075)
Net income (loss)	$23,031	$22,483	$(71,029)

Net income (loss) per common share:
Basic	$1.00	$0.98	$(3.11)
Diluted	$1.00	$0.98	$(3.11)

In Fiscal 2011, net income was favorably impacted by the net tax benefits of approximately $10,500 as a result of a partial reduction of a valuation allowance on deferred taxes. During Fiscal 2010, the Company was impacted by several non-standard charges related to the economy, market conditions, customers and other events as outlined in the Annual Report for Fiscal 2010. Net income (loss) was also favorably impacted by sales incentive reversals of $1,725 ($0 after taxes), $2,559 ($0 after taxes) and $4,083 ($0 after taxes) in Fiscal 2011, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2011, we had working capital of $258,528 which includes cash and cash equivalents of $98,630 compared with working capital of $239,787 at February 28, 2010, which included cash and cash equivalents of $69,511.  During the fiscal year, the Company sold its investment in auction rate securities, bought and sold an investment in mutual funds, collected on a put option associated with the bankruptcy of a customer, and had improved collections on accounts receivable. These increases were partially offset by a reduction in inventory movements and a decrease in accounts payable and accrued expenses.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or pay down our debt.   The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Cash provided by (used in):
Operating activities	$32,130	$28,222	$30,006
Investing activities	1,420	(25,009)	(3,991)
Financing activities	(4,382)	(1,222)	4,655
Effect of exchange rate changes on cash	(49)	(1,984)	(507)
Net increase in cash and cash equivalents	$29,119	$7	$30,163

Operating activities provided cash of $32,130 for Fiscal 2011 from: i) net income generated from operations of $23,031, and depreciation and amortization of $7,865, and ; ii) decreased accounts receivable due to improved collections; partially offset by increased inventory and decreased accounts payable and accrued expenses due to the timing and payment of invoices and expenses.

Investing activities provided cash of $1,420 during Fiscal 2011, primarily due to the sale of its auction rate securities, partially offset by capital expenditures.

Financing activities used cash of $4,382 during Fiscal 2011, primarily from the repayment of the Suntrust loan and bank obligations.

As of February 28, 2011, we had a domestic three-year credit facility to fund the temporary short-term working capital needs of the Company which allowed aggregate borrowings of up to $15,000 at an interest rate of LIBOR plus 3.5%. This facility was terminated and replaced as indicated below on March 1, 2011.
As of March 1, 2011, the Company has a revolving credit facility (the “Credit Facility”) with an aggregated committed availability of up to $175 million (the “Maximum Credit”). This amount may be increased at the option of the Company up to a maximum of $200 million. The Credit Facility includes a $25 million sublimit for issuances of letters of credit and a $20 million sublimit for Swing Loans.
The Company may borrow under the Credit Facility as needed, provided the aggregate amounts outstanding will not exceed 85% of certain eligible accounts receivable, plus 65% of certain eligible inventory balances less the outstanding amounts for Letters of Credit Usage, if applicable. This amount may be further reduced by the aggregated amounts of reserves that may be required at the reasonable discretion of Wells Fargo in its role as the Administrative Agent.
Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 2.25 - 2.75% based on excess availability in the borrowing base. Loans designated as Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 1.25 - 1.75% based on excess availability in the borrowing base.
All amounts outstanding under the Credit Facility will mature and become due on March 1, 2016. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time without premium or penalty.
The Credit Agreement contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their names, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transactions with an Affiliate of certain entities of the Company; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; and/pr (xv) consign or sell any of their inventory on certain terms.
In addition, at any time that Excess Availability falls below 12.5% of the Maximum Credit, the Company must maintain a minimum Fixed Charge Coverage Ratio for certain entities, of not less than 1.0:1.0 until such time as Excess Availability has equaled or exceeded 12.5% of the Maximum Availability at all times for a period of thirty (30) consecutive days.
The Credit Agreement contains customary events of default, including, without limitation: failure to pay when due principal amounts in respect of the Credit Facility; failure to pay any interest or other amounts under the Credit Facility for a period of three (3) business days after becoming due; failure to comply with certain agreements or covenants in the Credit Agreement; failure to satisfy certain judgments against a Loan Party or any of its Subsidiaries; certain insolvency and bankruptcy events; and failure to pay when due certain indebtedness in principal amount in excess of $5 million.
The Obligations under the Credit Facility are secured by a general lien on and security interest in substantially all of the assets of certain entities of the Company, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of all entities under the Credit Agreement.
On March 1, 2011, the Company borrowed approximately $89 million under this credit facility as a result of its stock purchase agreement related to Klipsch Group, Inc (see Subsequent Event footnote, note 15, in this Form 10K).
In addition, Audiovox Germany has accounts receivable factoring arrangements totaling 16,000 Euro, a 4,000 Euro Asset-Based Lending (“ABL”) credit facility and a 2,000 credit line.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At February 28, 2011, such obligations and commitments are as follows:

	Payments Due by Period (8)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,885	$534	$1,148	$1,148	$7,055
Operating leases (2)	21,201	4,825	6,033	4,237	6,106
Total contractual cash obligations	$31,086	$5,359	$7,181	$5,385	$13,161

	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years
Bank obligations (3)	$1,902	$1,902	$—	$—	$—
Stand-by letters of credit (4)	2,817	2,817	—	—	—
Commercial letters of credit (4)	1	1	—	—	—
Debt (5)	8,464	2,569	5,895	—	—
Contingent earn-out payments and other (6)	6,977	2,308	3,896	773	—
Unconditional purchase obligations (7)	59,885	59,885	—	—	—
Total commercial commitments	$111,132	$74,841	$16,972	$6,158	$13,161

(1)
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $102 and $5,348, respectively at February 28, 2011.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the Audiovox Germany factoring agreement at February 28, 2011.

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

(6)	Represents contingent payments and other liabilities in connection with the Thomson Accessory, Oehlbach and Invision acquisitions (see Note 2 of the Consolidated Financial Statements).

(7)
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

(8)
At February 28, 2011, the Company had unrecognized tax benefits of $3,335, including $1,738 of excess tax benefits for stock-compensation deductions which have not yet reduced the Company's current taxes payable as prescribed by ASC 718. A reasonable estimate of the timing related to the $1,597 of liabilities is not possible.

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

Impact of Inflation and Currency Fluctuation

To the extent that we expand our operations into Europe, Canada, Latin America and the Pacific Rim, the effects of inflation and currency fluctuations could impact our financial condition and results of operations.  While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations.  In Fiscal 2010 and Fiscal 2011, our German subsidiary entered into certain forward contracts to hedge the currency exposure for its U.S. dollar denominated assets, liabilities and future commitments.  The Company minimized the risk of nonperformance on the forward contracts by transacting with a major financial institution in the European market.  The contracts opened in Fiscal 2010 were not specifically connected to any assets, liabilities or future commitments, and as such the gains or losses associated with these foreign exchange contracts were evaluated and recorded, as applicable, on the measurement date.  As of February 28, 2011, all of these foreign exchange contracts opened in Fiscal 2010 were closed. One contract with a fair value of $85 remains to be settled. During Fiscal 2011, we recorded a gain of $828 associated with the Fiscal 2010 contracts. In Fiscal 2011, the Company opened forward exchange contracts with a notional value of approximately $25 million which were specifically designated for hedging. As of February 28, 2011, unrealized gains of $238 were recorded in other comprehensive income associated with these contracts (see Note 1(e)).

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar fuerte) and move to a two tier exchange structure, 2.60 for essential goods and 4.30 for non-essential goods and services.  Products sold by our Venezuelan operation are classified as non-essential, however, the Company has certain US dollar denominated assets and liabilities for which the 2.60 rate was applied.  During the nine months ended November 30, 2010, a foreign exchange loss of approximately $1.5 million had been recorded in the Company's financial statements associated with its U.S. dollar denominated investment. This loss had been offset by the foreign exchange gain recorded on its U.S. dollar denominated intercompany debt. Losses of $336 associated with the above investment, recorded prior to the transition to hyperinflationary accounting on March 1, 2010, were reclassified from Other comprehensive income/(loss) to investments during the three months ended February 28, 2011. In January, 2011, the Venezuelan government eliminated the two-tier exchange rate. As such, the US dollar denominated assets and liabilities which were previously recorded at 2.60 were revalued at 4.30. During the three months ended February 28, 2011, a translation gain of approximately $2,900 was recorded through the financial statements associated with its TICC bond (See Note 1(f)). This gain was offset by approximately a $1,500 loss on U.S. dollar denominated intercompany debt.

Effective January 1, 2010, according to the guidelines in ASC 830, Venezuela had been designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 and will continue to account for Venezuela under this method.

Seasonality

We typically experience seasonality in our operations. We generally sell a substantial amount of our products during September, October and November due to increased promotional and advertising activities during the holiday season.  Our business is also significantly impacted by the holiday season and electronic trade shows in December and January.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation sold in 2004.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  On November 1, 2004, we entered into an agreement to sublease the building to UTStarcom for monthly payments of $46 until November 1, 2009.  The sublease lease agreement has been renewed and requires, for a term of three years, monthly payments of $50 until November 1, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending February 28, 2015 are $6,735.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 1(v) to our consolidated financial statements of this Annual Report on Form 10-K.

Item 7A-Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our market instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, interest rates and foreign currency exchange rates.

Marketable Securities

Marketable securities at February 28, 2011, which are recorded at fair value of $3,872, include an unrealized loss of $1,157 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $387 as of February 28, 2011. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed.

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  At February 28, 2011, we had translation exposure to various foreign currencies with the most significant being the Euro, Thailand Baht, Malaysian Ringgit, Hong Kong Dollar, Mexican Peso, Venezuelan Bolivar and Canadian Dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of February 28, 2011 amounts to $2,920.  Actual results may differ.

Item 8-Consolidated Financial Statements and Supplementary Data

The information required by this item begins on page 33 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A-Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Audiovox Corporation and subsidiaries (the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in accordance with the SEC's rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2011, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and adequately designed.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2011. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2011 based on the COSO criteria.

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

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2011, has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Audiovox Corporation

We have audited Audiovox Corporation (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Audiovox Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Audiovox Corporation and subsidiaries as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 28, 2011, and our report dated May 16, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
May 16, 2011

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2011 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following is a list of our executive officers as of February 28, 2011:

Name	Age	Date First Elected Officer	Present Title
Patrick M. Lavelle	59	1980	President and Chief Executive Officer
Charles M. Stoehr	64	1978	Senior Vice President and Chief Financial Officer
Thomas Malone	56	1986	Senior Vice President of Sales
C. David Geise	60	2007	Senior Vice President of Sales
Loriann Shelton	54	1994	Senior Vice President of Accounting and Credit
Chris Lis Johnson	59	1986	Vice President of Employee Programs and Corporate Secretary

Mr. Patrick M. Lavelle was elected President and Chief Executive Officer of Audiovox Corporation in May 2005. From 1991 to 2005, Mr. Lavelle was Senior Vice President of Audiovox Corporation. From 1980 to 1991, Mr. Lavelle held the position of Vice President of Audiovox Corporation. In 1993, Mr. Lavelle was elected to the Board of Directors and serves as a Director of most of Audiovox's operating subsidiaries.

Mr. Charles M. Stoehr has been the Chief Financial Officer of Audiovox Corporation since 1978. In 1990, he was elected Senior Vice President of Audiovox Corporation. Mr. Stoehr was elected to the Board of Directors in 1987 and serves as a Director of most of Audiovox Corporation's operating subsidiaries.

Mr. Thomas Malone has held the position of Senior Vice President of Sales of Audiovox Corporation from 2006 - present. In 2007, Mr. Malone was appointed President of Audiovox Electronics Corporation (a subsidiary of Audiovox Corporation). From 1986 to 2006, Mr. Malone was Vice President of Sales for Audiovox Electronics Corporation.

Mr. David Geise has been President of Audiovox Accessories, Corp. (a subsidiary of Audiovox Corporation) and a Senior Vice President of Audiovox Corporation since 2007. From 1998 - 2006, Mr. Geise held numerous executive positions with Thomson Consumer Electronics. From 2001 - 2006, Mr. Geise was Vice President and General Manager Thomson Accessories World-Wide. In 2006, Mr. Geise also held the position of Vice President of International Business Americas.

Ms. Loriann Shelton has held the position of Senior Vice President of Accounting and Credit of Audiovox Corporation from 2006 - present. During this period, she has been Chief Financial Officer of Audiovox Electronics Corporation (a subsidiary of Audiovox Corporation). From 1994 - 2006, Ms. Shelton was Vice President of Finance and Controller for Audiovox Electronics Corporation.

Ms. Chris Lis Johnson has held the position of Corporate Secretary of Audiovox Corporation since 1980. She has been Vice President of Audiovox Corporation since 1986. From 2006 to present, she has been Vice President of Employee Programs. From 1994 to 2006, she was Vice President of Systems Management.

Under the Company's By-Laws, the officers of the corporation hold office until their respective successors are chosen and qualified or until they have resigned, retired or been removed by the affirmative vote of a majority of the Board of Directors. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was elected.

Items 11 - 14

The information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 28, 2011, and such information is incorporated herein by reference.

PART IV

Item 15-Exhibits, Financial Statement Schedules

(1 and 2)     Financial Statements and Financial Statement Schedules.  See Index to Consolidated Financial Statements attached hereto.

(3)       Exhibits.  A list of exhibits is included subsequent to Schedule II on page S-1.

AUDIOVOX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of February 28, 2011 and February 28, 2010	37
Consolidated Statements of Operations for the years ended February 28, 2011, February 28, 2010 and February 28, 2009	38
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 28, 2011, February 28, 2010 and February 28, 2009	39
Consolidated Statements of Cash Flows for the years ended February 28, 2011, February 28, 2010 and February 28, 2009	41
Notes to Consolidated Financial Statements	42
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts	78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Audiovox Corporation

We have audited the accompanying consolidated balance sheets of Audiovox Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 28, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audiovox Corporation and subsidiaries as of February 28, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Audiovox Corporation and subsidiaries’ internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 16, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
May 16, 2011

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
February 28, 2011 and 2010
(In thousands, except share data)

	February 28, 2011	February 28, 2010
Assets
Current assets:
Cash and cash equivalents	$98,630	$69,511
Accounts receivable, net	108,048	131,266
Inventory	113,620	102,717
Receivables from vendors	8,382	11,170
Prepaid expenses and other current assets	9,382	16,311
Income tax receivable	—	1,304
Deferred income taxes	2,768	47
Total current assets	340,830	332,326
Investment securities	13,500	15,892
Equity investments	12,764	11,272
Property, plant and equipment, net	19,563	22,145
Goodwill	7,373	7,389
Intangible assets	99,189	97,226
Deferred income taxes	6,244	515
Other assets	1,634	2,213
Total assets	$501,097	$488,978
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,341	$36,126
Accrued expenses and other current liabilities	36,500	35,790
Income taxes payable	1,610	—
Accrued sales incentives	11,981	10,606
Deferred income taxes	399	1,931
Current portion of long-term debt	4,471	8,086
Total current liabilities	82,302	92,539
Long-term debt	5,895	6,613
Capital lease obligation	5,348	5,490
Deferred compensation	3,554	3,158
Other tax liabilities	1,788	1,219
Deferred tax liabilities	4,919	8,502
Other long term liabilities (see Note 2)	4,345	7,194
Total liabilities	108,151	124,715
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 7)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,630,837 and 22,441,712 shares issued, 20,813,005 and 20,622,905 shares outstanding at February 28, 2011 and February 28 2010, respectively	226	225
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	277,896	275,684
Retained earnings	137,027	113,996
Accumulated other comprehensive loss	(3,849)	(7,278)
Treasury stock, at cost, 1,817,832 and 1,818,807 shares of Class A common stock at February 28, 2011 and February 28, 2010, respectively	(18,376)	(18,386)
Total stockholders' equity	392,946	364,263
Total liabilities and stockholders' equity	$501,097	$488,978

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended February 28, 2011, 2010 and 2009
(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Net sales	$561,672	$550,695	$603,099
Cost of sales	437,735	443,944	502,831
Gross profit	123,937	106,751	100,268

Operating expenses:
Selling	34,517	30,147	33,505
General and administrative	68,469	63,063	70,870
Goodwill and intangible asset impairment	—	—	38,814
Engineering and technical support	11,934	9,781	10,522
Total operating expenses	114,920	102,991	153,711

Operating income (loss)	9,017	3,760	(53,443)

Other income (expense):
Interest and bank charges	(2,630)	(1,556)	(1,817)
Equity in income of equity investee	2,905	1,657	975
Gain on bargain purchase	—	5,418	—
Other, net	3,204	1,876	(1,669)
Total other income (expenses), net	3,479	7,395	(2,511)

Income (loss) from operations before income taxes	12,496	11,155	(55,954)
Income tax benefit (expense)	10,535	11,328	(15,075)
Net income (loss)	$23,031	$22,483	$(71,029)

Net income (loss) per common share (basic)	$1.00	$0.98	$(3.11)

Net income (loss) per common share (diluted)	$1.00	$0.98	$(3.11)

Weighted-average common shares outstanding (basic)	22,938,754	22,875,651	22,860,402
Weighted-average common shares outstanding (diluted)	23,112,518	22,919,665	22,860,402

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended February 28, 2011, 2010 and 2009
(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock- holders' equity
Balances at February 29, 2008	$246	$274,282	$162,542	$4,847	$(18,404)	$423,513
Comprehensive income:
Net loss	—	—	(71,029)	—	—	(71,029)
Foreign currency translation adjustment	—	—	—	(7,486)	—	(7,486)
Unrealized loss on marketable securities, net of tax effect	—	—		(4,686)	—	(4,686)
Other comprehensive loss	—	—	—	—	—	(12,172)
Comprehensive loss	—	—	—		—	(83,201)
Exercise of stock options into 10,000 shares of common stock	—	47	—	—	—	47
Tax benefit of stock options exercised	—	20	—	—		20
Reversal of tax benefit from stock options expired	—	(190)	—	—	—	(190)
Stock-based compensation expense	—	309	—	—	—	309
Issuance of 800 shares of treasury stock	—	(4)	—	—	8	4
Balances at February 28, 2009	$246	$274,464	$91,513	$(7,325)	$(18,396)	$340,502

Comprehensive income:
Net income	—	—	22,483	—	—	22,483
Foreign currency translation adjustment	—	—	—	(685)		(685)
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale security included in net income	—	—		1,000	—	1,000
Unrealized (loss) on marketable securities, net of tax effect	—	—	—	(268)	—	(268)
Other comprehensive income	—	—	—	—	—	47
Comprehensive income	—	—	—		—	22,530
Exercise of stock options into 17,500 shares of common stock	1	84	—	—	—	85
Stock-based compensation expense	—	1,138	—	—		1,138
Issuance of 945 shares of treasury stock		(2)		—	10	8
Balances at February 28, 2010	$247	$275,684	$113,996	$(7,278)	$(18,386)	$364,263

Audiovox Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), continued
Years Ended February 28, 2011, February 28, 2010 and February 28, 2009
(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock- holders' equity
Balances at February 28, 2010	$247	$275,684	$113,996	$(7,278)	$(18,386)	$364,263
Comprehensive income:
Net income	—	—	23,031	—	—	23,031
Foreign currency translation adjustment	—	—	—	795	—	795
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale security included in net income	—	—	—	1,600	—	1,600
Reclassification of unrealized losses on marketable securities, net of tax effect	—	—	—	796	—	796
Gain on derivatives designated for hedging	—	—	—	238	—	238
Other comprehensive income	—	—	—	—	—	3,429
Comprehensive income	—	—	—	—	—	26,460
Exercise of stock options into 189,125 shares of common stock	1	931	—	—	—	932
Stock-based compensation expense	—	1,284	—	—	—	1,284
Issuance of 975 shares of treasury stock	—	(3)	—	—	10	7
Balances at February 28, 2011	$248	$277,896	$137,027	$(3,849)	$(18,376)	$392,946

  See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 28, 2011, 2010 and 2009
(Dollars in thousands)

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Cash flows from operating activities:
Net income (loss)	$23,031	$22,483	$(71,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,865	7,694	7,294
Bad debt expense	1,022	221	1,937
Goodwill and intangible asset impairment	—	—	38,709
Equity in income of equity investee	(2,905)	(1,657)	(975)
Distribution of income from equity investees	1,413	2,199	—
Deferred income tax (benefit) expense, net	(13,566)	1,594	13,646
Loss on disposal of property, plant and equipment	64	32	4
Tax expense on stock options exercised	—	—	(20)
Non-cash compensation adjustment	717	1,696	651
Non-cash stock based compensation expense	1,284	1,138	309
Realized loss on sale of investment	182	—	—
Gain on bargain purchase	—	(5,447)	—
Impairment loss on marketable securities	1,600	1,000	—
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	22,462	(22,451)	768
Inventory	(12,007)	32,849	21,951
Receivables from vendors	2,802	1,176	16,838
Prepaid expenses and other	4,657	(1,890)	(9,214)
Investment securities-trading	(646)	(615)	1,863
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(9,273)	(6,251)	11,748
Income taxes payable	3,428	(5,549)	(4,474)
Net cash provided by operating activities	32,130	28,222	30,006
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,055)	(5,017)	(4,606)
Proceeds from sale of property, plant and equipment	—	—	112
Proceeds from distribution from an equity investee	—	1,304	1,080
Purchase of notes payable	—	511	—
Purchase of short-term investments	(23,981)	—	—
Sale of short-term investments	24,210	—	—
Sale of long-term investment	4,368	—	—
Purchase of long-term investment	(245)	(7,498)	(548)
Purchase of patents	—	348	(650)
Borrowing on short-term note	180	—	—
Purchase of acquired businesses, less cash acquired	(57)	(14,657)	621
Net cash provided by (used in) investing activities	1,420	(25,009)	(3,991)
Cash flows from financing activities:
Repayment of short-term debt	(3,950)	—	—
Borrowings from bank obligations	285	114	4,654
Repayments on bank obligations	(1,479)	(1,452)	—
Principal payments on capital lease obligation	(180)	22	(73)
Proceeds from exercise of stock options and warrants	932	84	46
Reissue of treasury stock	10	10	8
Tax expense on stock options exercised	—	—	20
Net cash (used in) provided by financing activities	(4,382)	(1,222)	4,655
Effect of exchange rate changes on cash	(49)	(1,984)	(507)
Net increase in cash and cash equivalents	29,119	7	30,163
Cash and cash equivalents at beginning of year	69,511	69,504	39,341
Cash and cash equivalents at end of year	$98,630	$69,511	$69,504
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, excluding bank charges	$2,138	$1,310	$1,224
Income taxes (net of refunds)	$1,257	$(7,838)	$3,816

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2011
(Dollars in thousands, except share and per share data)

1)	Description of Business and Summary of Significant Accounting Policies

a)Description of Business and Accounting Principles

Audiovox Corporation (“Audiovox", “We", "Our", "Us" or “Company") is a leading international distributor in the accessory, mobile and consumer electronics industries. With our most recent acquisition of Invision Automotive Systems, Inc. we have added manufacturing capabilities to our business model. We conduct our business through seventeen wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. (“Audiovox Mexico”), Technuity, Inc., Code Systems, Inc, Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”) and Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Heco®, Incaar™, Invision®, Jensen®, Mac Audio™, Magnat®, Movies2Go®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Schwaiger®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

On March 1, 2011, the Company acquired Klipsch Group, Inc. through a stock purchase as outlined in the Subsequent Events footnote (Note 15).

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

b)Principles of Consolidation

The consolidated financial statements include the financial statements of Audiovox Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method.  The Company's share of its equity method investees' earnings or losses are included in other income in the accompanying Consolidated Statements of Operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investee at the end of the year. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

c)Use of Estimates

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

d)Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $98,630

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

and $69,511 at February 28, 2011 and 2010, respectively.  Cash amounts held in foreign bank accounts amounted to $6,330 and $7,089 at February 28, 2011 and 2010, respectively. The majority of these amounts are in excess of government insurance. The Company places its cash and cash equivalents in institutions and funds of high credit quality. We perform periodic evaluations of these institutions and funds.

e)Fair Value Measurements and Derivatives

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at February 28, 2011:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$98,630	$98,630	$—	$—
Derivatives
Designated for hedging	$238	$238	$—	$—
Not designated	85	85	—	—
Total derivatives	$323	$323	$—	$—
Long-term investment securities:
Marketable securities
Trading securities	$3,804	$3,804	$—	$—
Available-for-sale securities	68	68	—	—
Held-to-maturity (b)	7,502	—	7,502	—
Total marketable securities	11,374	3,872	7,502	—
Other investment at cost (a)	2,126	—	—	—
Total long-term investment securities	$13,500	$3,872	$7,502	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2010:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$69,511	$69,511	$—	$—
Derivatives
Not designated	$752	$752	$—	$—
Long-term investment securities:
Marketable securities
Trading securities	$3,158	$3,158	$—	$—
Available-for-sale securities	3,821	94	—	3,727
Held-to-maturity	7,110	7,110	—	—
Total marketable securities	14,089	10,362	—	3,727
Other investment at cost (a)	1,803	—	—	—
Total long-term investment securities	$15,892	$10,362	$—	$3,727

(a)	There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of this investment.

(b)
During Fiscal 2011, the Venezuelan government temporarily restricted the local brokerage houses inhibiting the Company's ability to obtain a fair value in the open market on this investment. As such, we have transferred our held-to-maturity investment in Venezuelan government bonds from Level 1 to Level 2.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates (Level 1). Forward foreign currency contracts not designated under hedged transactions are valued at spot rates (Level 1). The duration of open forward foreign currency contracts range from 1 - 12 months and are classified in the balance sheet according to their terms.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is expensed as incurred through other income in the Company's Consolidated Statement of Operations.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments as well as certain instruments not so designated. The following table discloses the fair value as of February 28, 2011 for both types of derivative instruments:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

	Asset Derivatives
	Account	Fair Value
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$238

Derivatives not designated
Foreign currency contracts	Prepaid expenses and other current assets	85

Total derivatives		$323

As of February 28, 2011, the Company held foreign currency contracts with a notional value of $500, which were derivatives not designated in hedged transactions. These contracts were closed during our second fiscal quarter with final settlement of the remaining contract to be completed by March 2011. During the twelve months ended February 28, 2011, the Company recorded gains on the change in fair value of these derivatives of $828 recorded in other income and expense on the Company's Consolidated Statement of Operations.
Cash flow hedges
In November 2010 and January 2011, the Company entered into forward foreign currency contracts, with a notional value of $21,000 and $4,200, respectively, which were designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the twelve months ended February 28, 2011 was as follows:

	February 28, 2011
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$238	$—	$—

The net gain recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next fifteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of February 28, 2011, no contracts originally designated for hedged accounting were de-designated or terminated. The Company did not hold derivatives designated for hedge accounting during Fiscal 2010.
f)Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of February 28, 2011 and 2010, the Company had the following investments:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

	February 28, 2011			February 28, 2010
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$3,804	$—	$3,804	$3,157	$—	$3,157
Available-for-sale
Cellstar	—	6	6	—	15	15
Bliss-tel	1,225	(1,163)	62	2,825	(2,745)	80
Auction Rate	—	—	—	4,550	(823)	3,727
Held-to-maturity Investment	7,502	—	7,502	7,445	(335)	7,110
Total Marketable Securities	12,531	(1,157)	11,374	17,977	(3,888)	14,089
Other Long-Term Investment	2,126	—	2,126	1,803	—	1,803
Total Long-Term Investments	$14,657	$(1,157)	$13,500	$19,780	$(3,888)	$15,892

Short-Term Investments

Trading Securities

In July, the Company invested a portion of its cash position with a major financial institution with the intention of improving returns while maintaining a conservative portfolio and providing high liquidity. The maturity dates ranged from less than one year to long-term, however, the long-term securities could be actively traded in broker/dealer markets. The investment had been classified withing trading securities with all gains and losses, in addition to interest earned, recorded through the income statement in other income. During the fourth quarter of Fiscal 2011, the Company sold this short-term investment.
Long-Term Investments

Trading Securities

The Company’s trading securities consist of mutual funds, which are held in connection with the Company’s deferred compensation plan (see Note 9). Unrealized holding gains and losses on trading securities offset those associated with the corresponding deferred compensation liability.

Available-For-Sale Securities

The Company’s available-for-sale marketable securities include a less than 20% equity ownership in CLST Holdings, Inc. (“Cellstar”) and Bliss-tel Public Company Limited (“Bliss-tel”), and taxable auction rate notes which have long-term maturity dates (October 2038) which were sold during Fiscal 2011.

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

The fair value of the Cellstar and Bliss-tel investments are determined by quoted prices in active markets as they are publicly traded. On December 13, 2004, one of the Company's former equity investments, Bliss-tel,

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

issued 575,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 2.48 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owned 75,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. In addition, on July 21, 2005, the Company received 22,500,000 warrants ("the warrants") which may be exercised beginning on September 29, 2006, and expire on July 17, 2012. Each warrant is exercisable into one share of Bliss-tel common stock at an exercise price of 8 baht per share.

During the year ended February 29, 2008, the Company sold 32,898,500 shares of Bliss-tel stock resulting in a gain of $1,533. During Fiscal 2010, Bliss-tel concluded a 4:1 reverse stock split. Accordingly, all share data has been retroactively restated.  As of February 28, 2011 and 2010, the Company owns 36,250,000 shares and 22,500,000 warrants in Bliss-tel with an aggregate fair value of $62 and $80, respectively.

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. In Fiscal 2010, the Company determined that its investment in Bliss-tel was other than temporarily impaired based on its market price (which has been below our cost in excess of twelve months), Bliss-tel's recent losses, its deteriorating financial position, and conditions in the local and global economy, as well as the political environment in Thailand. This impairment of $1,000 related to the approximate value of the warrants which the Company determined it would not exercise. During Fiscal 2011, the Company continued to monitor the business plans and performance of Bliss-tel. Management noted that, during the year, Bliss-tel successfully restructured its debt position on favorable terms to the company; they further reduced overhead and discontinued non-profitable locations; they weathered the political unrest in the local metropolitan environments; they raised additional capital; and finally, they retained the services of a financial consultant to develop a new business strategy. Notwithstanding these positive factors, there are certain negative factors, exclusive of those associated with macroeconomics, which impacted management's consideration of the value of this investment. Specifically, the company continued to incur significant losses from operations, which raised substantial doubt about the company's ability to continue for a period of time in which management could anticipate a full recovery. Therefore, management determined that an additional portion of its investment was other-than-temporarily impaired. A loss of $1,600 was recorded on the income statement through other income and expense. As of February 28, 2011, the Company maintains approximately $1.2 million in unrealized losses on this investment in accumulated other comprehensive income. The Company will continue to evaluate this investment throughout Fiscal 2012, to determine the success of Bliss-tel's business plan, and the impact of the retention of the financial consultant on the company's performance and the associated market value. It is possible that the company's efforts may not be successful. In the event they are not successful, management will need to determine if further other-than-temporary impairments exist.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which had been classified as held-to-maturity when purchased. During the second fiscal quarter of 2011, the Company was advised that the exchange rate on these bonds would no longer float with current exchange rates, and was set at 2.6, the lower of the two-tier exchange rate. Management had reclassified the investment to available for sale as a result of the adoption of its strategy for this investment to liquidate the bonds as soon as market conditions warrant and satisfy its U.S. dollar obligations with the funds. In January, 2011, the Venezuelan government eliminated the two-tier exchange rate. As the Company is not dependent on the cash flow associated with the TICC's, management determined that the significant change in circumstances associated with the TICC's would allow it to resume its original strategy to hold its investment until 2015 and realize the full maturity value. During the fourth quarter of Fiscal 2011, the Company reclassified the Venezuelan TICC's as held-to-maturity and will continue to account for the investment under the cost method.
Other Long-Term Investments

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

Other long-term investments include an investment in a non-controlled corporation of $2,126 accounted for by the cost method. During Fiscal 2011, the Company invested an additional $257 in this investment as part of a capital infusion by four select investors. As a result, as of February 28, 2011, the Company held approximately 14% of the outstanding shares of this company.

g)Revenue Recognition

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

The Company includes all costs incurred for shipping and handling as cost of sales and all amounts billed to customers as revenue. During February 28, 2011 , 2010 , and 2009 , freight costs expensed through cost of sales amounted to $13,399, $12,657 and $17,062, respectively and freight billed to customers amounted to $1,161, $985 and $546, respectively.

h)Accounts Receivable

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

Accounts receivable is comprised of the following:

	February 28, 2011	February 28, 2010
Trade accounts receivable and other	$115,112	$137,793
Less:
Allowance for doubtful accounts	6,179	5,742
Allowance for cash discounts	885	785
	$108,048	$131,266

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

i)Inventory

The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving-average basis with a portion valued at standard cost) and/or the current estimated market value of the inventory

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily from selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  The Company recorded inventory write-downs of $3,911, $2,972 and $13,818 for the years ended February 28, 2011, 2010 and 2009, respectively.

Inventories by major category are as follows:

	February 28, 2011	February 28, 2010
Raw materials	$10,562	$4,428
Work in process	1,653	300
Finished goods	101,405	97,989
Inventory, net	$113,620	$102,717

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

j)Property, Plant and Equipment

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

A summary of property, plant and equipment, net, are as follows:

	February 28, 2011	February 28, 2010
Land	$338	$338
Buildings	6,749	6,749
Property under capital lease	6,981	6,981
Furniture, fixtures and displays	3,782	3,741
Machinery and equipment	9,074	8,637
Construction-in-progress	20	—
Computer hardware and software	28,914	26,884
Automobiles	827	752
Leasehold improvements	6,487	6,299
	63,172	60,381
Less accumulated depreciation and amortization	43,609	38,236
	$19,563	$22,145

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

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

Depreciation and amortization of property, plant and equipment amounted to $5,576, $5,713 and $5,653 for the years ended February 28, 2011, 2010 and 2009, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $562, $1,015 and $1,127 for the years ended February 28, 2011, 2010 and 2009, respectively. Also included in depreciation expense is  $251 of depreciation related to property under a capital lease for the years ended February 28, 2011, 2010 and 2009.

k)Goodwill and Other Intangible Assets

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

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount.  Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment. Our impairment reviews require the use of certain estimates. If a significant change in these estimates occurs, the Company could experience an impairment charge associated with these assets in future periods.

The Company’s goodwill balance at February 28, 2011 and 2010 consisted solely of goodwill associated with its acquisition of Invision, whose purchase price was finalized in the fourth quarter of Fiscal 2011. Management reviewed the performance of Invision since our acquisition and determined that our goodwill is not impaired. For intangible assets with an indefinite life, primarily trademarks, the Company compared the fair value of the intangible asset with its carrying amount and determined that there was no impairment at February 28, 2011 and 2010.  To compute the fair value, various considerations were evaluated including current sales associated with

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

these brands, management’s expectations for future sales, performance of the business group and proximity to acquisition date fair values.  At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets and there are no known restrictions on the continuation of their use. We utilized a relief-from-royalty method considering current sales associated with these brands, management's expectations for future sales, performance of the business group and proximity to acquisition date fair values. Royalty rates of 1.0% to 8.5% were used for the relative trademarks and domain names after reviewing comparable market rates, the profitability of the product associated with relative intangible asset, and other qualitative factors. We determined that a discount rate of 16% was appropriate as a result of a weighted average cost of capital analysis.

The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate.The expected future cash flows related to intangible assets with definite lives exceeded their carrying values and as such, were not impaired at February 28, 2011 and 2010.  The Company recorded an impairment charge of $38.8 million in the fourth quarter of Fiscal 2009, $28.8 million of which related to goodwill and resulted in the entire balance being written off. The remaining impairment of $9,976 in 2009 related to intangible assets with indefinite lives which were also deemed to be impaired. All impairment charges were reflected in pre-tax operating income on the Company’s financial statements.

Goodwill

The change in the carrying amount of goodwill is as follows:

	February 28, 2011	February 28, 2010
Net beginning balance	$7,389	$—
Invision purchase price allocation	(16)	7,389
Net ending balance	$7,373	$7,389

Other Intangible Assets

	February 28, 2011
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames/Licenses not subject to amortization	$82,569	$—	$82,569
Customer relationships subject to amortization (5-20 years)	18,439	4,142	14,297
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	634	603
Patents subject to amortization (5-10 years)	1,696	797	899
License subject to amortization (5 years)	1,400	933	467
Contract subject to amortization (5 years)	1,556	1,202	354
Total	$106,897	$7,708	$99,189

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

	February 28, 2010
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames/Licenses not subject to amortization	$80,471	$—	$80,471
Customer relationships subject to amortization (5-20 years)	16,850	2,554	14,296
Trademarks/Tradenames subject to amortization (3-12 years)	1,180	470	710
Patents subject to amortization (5-10 years)	1,684	682	1,002
License subject to amortization (5 years)	1,400	653	747
Contract subject to amortization (5 years)	1,104	1,104	—
Total	$102,689	$5,463	$97,226

During the year ended February 28, 2011, the Company recorded $12 of patents subject to amortization and $2,109 of amortizing intangibles, partially offset by a reduction of $606 indefinite life intangibles in connection with the final purchase price allocation for its Invision and Omega acquisitions. The weighted-average remaining amortization period for amortizing intangibles as of February 28, 2011 is approximately 10 years. The Company expenses the renewal costs of patents as incurred. The weighted-average period before the next renewal is approximately 9 years.

Amortization expense for intangible assets amounted to $2,255, $1,946 and $1,626 for the years ended February 28, 2011, 2010 and 2009, respectively.  The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending February 28, 2016 is as follows:

Fiscal Year	Amount
2012	$1,834
2013	1,740
2014	1,554
2015	1,545
2016	1,439
$8,112

l)Sales Incentives

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
February 28, 2011
(Dollars in thousands, except share and per share data)

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

The accrual balance for sales incentives at February 28, 2011 and 2010 was $11,981 and $10,606, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers could have a significant impact on the sales incentives liability and reported operating results.

For the years ended February 28, 2011, 2010 and 2009, reversals of previously established sales incentive liabilities amounted to $1,725, $2,559 and $4,083, respectively. These reversals include unearned and unclaimed sales incentives. Reversals of unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unearned sales incentives for the years ended February 28, 2011, 2010 and 2009 amounted to $977, $1,369 and $1,664, respectively.  Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for the years ended February 28, 2011, 2010 and 2009 amounted to $748, $1,190 and $2,419, respectively.

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

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Opening balance	$10,606	$7,917	$10,768
Accruals	28,004	29,629	23,877
Payments	(24,904)	(24,381)	(22,645)
Reversals for unearned incentives	(977)	(1,369)	(1,664)
Reversals for unclaimed incentives	(748)	(1,190)	(2,419)
Ending balance	$11,981	$10,606	$7,917

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

m)Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $6,076, $5,420 and $6,523 for the years ended February 28, 2011, 2010 and 2009, respectively.

n)Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $5,956 and $7,853 is recorded in accrued expenses in the accompanying consolidated balance sheets as of February 28, 2011 and 2010, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $3,095 and $5,205 is recorded as a reduction to inventory in the accompanying consolidated balance sheets as of February 28, 2011 and 2010, respectively. Warranty claims and product repair costs expense for the years ended February 28, 2011, 2010 and 2009 were $11,560, $12,052 and $12,187, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Beginning balance	$13,058	$14,410	$17,319
Liabilities acquired during acquisitions (see Note 2)	115	879	—
Liabilities accrued for warranties issued	11,560	12,052	12,187
Warranty claims paid	(15,568)	(14,283)	(15,096)
Ending balance	$9,165	$13,058	$14,410

o)Foreign Currency

Assets and liabilities of those subsidiaries and former equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" (“ASC 830”). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss). For the years ended February 28, 2011, 2010 and 2009, the Company recorded foreign currency transaction gains in the amount of $2,241, $1,362 and $60, respectively.

The Company has certain operations in Venezuela. Venezuela has recently been operating in a difficult economic environment, which has been troubled with local political issues and various foreign currency and price controls. The country has experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors may have a negative impact on our business and our financial condition. In 2003, Venezuela created the Commission of Administration of Foreign Currency (“CADIVI”) which establishes and administers currency controls and their associated rules and regulations. These controls include creating a fixed exchange rate between the Bolivar and the U.S. Dollar, and the ability to restrict the exchange of Bolivar Fuertes for U.S. Dollars and vice versa.

Effective January 1, 2010, according to the guidelines in ASC 830, Venezuela had been designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 and continues to account for Venezuela under this method.

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar fuerte) and move to a two tier exchange structure, 2.60 for essential goods and 4.30 for non-essential goods and services.  Products sold by our Venezuelan operation are classified as non-essential, however, the Company has certain US dollar denominated assets and liabilities for which the 2.60 rate was applied.  During the nine months ended November 30, 2010, a foreign exchange loss of approximately $1.5 million had been recorded in the Company's financial statements associated with its U.S. dollar denominated investment. This loss had been offset by the foreign exchange gain recorded on its U.S. dollar denominated intercompany debt. Losses of $336 associated with the above investment, recorded prior to the transition to hyperinflationary accounting on March 1, 2010, were reclassified from Other comprehensive income/(loss) to investments during the three months ended February 28, 2011. In January, 2011, the Venezuelan government eliminated the two-tier exchange rate. As such, the U.S. dollar denominated assets and liabilities which were previously recorded at 2.60 were revalued at 4.30. During the three months ended February 28, 2011, a translation gain of approximately $2,900 was recorded through the financial statements associated with its TICC bond (See Note 1(f)). This gain was offset by approximately a $1,500 loss on U.S. dollar denominated intercompany debt.

On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). The SITME imposes volume restrictions on the conversion of Venezuelan Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350,000 per month. As a result of this restriction, we have limited new U.S. dollar purchases to remain within the guidelines imposed by SITME.
p)Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 7). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

q)Income (Loss) Per Common Share

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

Basic income (loss) per common share is based upon the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation between the denominators of the basic and diluted income (loss) per common share are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Weighted-average number of common shares outstanding (basic)	22,938,754	22,875,651	22,860,402
Effect of dilutive securities:
Stock options and stock warrants	173,764	44,014	—
Weighted-average number of common and potential common shares outstanding (diluted)	23,112,518	22,919,665	22,860,402

Stock options and stock warrants totaling 165,802, 1,221,200 and 1,544,225 for the years ended February 28, 2011, 2010 and 2009, respectively, were not included in the net income (loss) per common share calculation because the exercise price of these options and warrants were greater than the average market price of common stock during the period or these options and warrants were anti-dilutive due to losses during the respective periods.

r)Other Income (Loss)

Other income (loss) is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Other-than-temporary impairment of investment in Bliss-tel marketable securities	$(1,600)	$(1,000)	$—
Interest Income	1,453	990	1,260
Rental income	530	537	538
Other	2,821	1,349	(3,467)
Total other, net	$3,204	$1,876	$(1,669)

Other income (loss) includes a translation gain of approximately $1,400 for the year ended February 28, 2011 related to the elimination of the 2.6 exchange rate in Venezuela.

s)Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

t)Accounting for Stock-Based Compensation

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

The Company has stock option plans under which employees and non-employee directors may be granted incentive stock options (“ISO's”) and non-qualified stock options (“NQSO's”) to purchase shares of Class A common stock. Under the stock option plans, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A common stock on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A Common Stock.  As of February 28, 2011, 1,773,637 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method.

The Company granted 861,250 options in September of 2009, one-half vested on November 30, 2009 and one-half vested on November 30, 2010, expire three years from date of vesting (November 30, 2012 and November 30, 2013, respectively), have an exercise price equal to $6.37 (the sales price of the Company’s stock on the day prior to the date of grant) have a contractual term between 3.2 and 4.2 years and a grant date fair value of $2.69 per share determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value).

In addition, the Company issued 17,500 warrants in September of 2009 to purchase the Company’s common stock with the same terms as those above as consideration for future legal services. Accordingly, the Company recorded additional legal expense in the amount of approximately $25 and $22 for the years ended February 28, 2011 and 2010, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and considered exercisable at February 28, 2009.

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

The Company granted 197,250 options during October of 2008, which vested one-half on November 30, 2008 and one-half on February 28, 2009, expired two years from date of vesting (November 30, 2010 and February 28, 2011, respectively), had an exercise price equal to $4.83, the sales price of the Company's stock on the day prior to the date of grant, had a contractual term between 2.1 and 2.4 years and a grant date fair value of $1.44 per share determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value).

In addition, the Company issued 17,500 warrants during October of 2008 to purchase the Company's common stock with the same terms as those above as consideration for future legal services. Accordingly, the Company recorded additional legal expense in the amount of approximately $26 for the year ended February 28, 2009, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrant table below and were considered exercisable at February 28, 2009.

The per share weighted-average fair value of stock options granted during the year ended  February 28, 2010 and 2009 was $2.70 and $1.44, respectively on the date of grant.

The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Sholes option valuation model granted during the year was as follows:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

	Year Ended	Year Ended
	February 28, 2010	February 28, 2009
Dividend yield	0%	0%
Volatility	55.9% - 69.0%	47.0%
Risk-free interest rate	1.46% - 0.97%	5.0%
Expected life (years)	3.7 and 2.2	2.0

The expected dividend yield is based on historical and projected dividend yields.  The Company estimates expected volatility based primarily on historical price changes of the Company’s stock equal to the expected life of the option. During Fiscal 2011, the Company changed from daily stock prices to monthly stock prices as the Company’s stock experiences low-volume trading. We believe that daily fluctuations are distortive to the volatility and as such will continue to use monthly inputs in the future. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on employment termination behavior.

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the consolidated statement of operations:

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Cost of sales	$18	$17	$7
Selling expense	89	165	63
General and administrative expenses	1,172	951	234
Engineering and technical support	5	5	5
Stock-based compensation expense before income tax benefits	$1,284	$1,138	$309

Net income was impacted by $1,284 (after tax), $1,138 (after tax) and $309 (after tax) in stock based compensation expense or $0.06, $0.05 and $0.01 per diluted share for the years ended February 28, 2011, 2010 and 2009, respectively. No tax benefit was recorded in Fiscal 2011 due to the Company’s loss position.

Information regarding the Company's stock options and warrants are summarized below:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

	Number of Shares	Weighted- Average Exercise Price
Outstanding and exercisable at February 29, 2008	1,567,036	$13.96
Granted	214,750	4.83
Exercised	(10,000)	4.63
Forfeited/expired	(314,952)	13.29
Outstanding and exercisable at February 28, 2009	1,456,834	12.82
Granted	898,750	6.40
Exercised	(17,500)	7.38
Forfeited/expired	(1,022,500)	14.91
Outstanding and exercisable at February 28, 2010	1,315,584	6.91
Granted	—	—
Exercised	(189,125)	4.93
Forfeited/expired	(240,209)	10.38
Outstanding and exercisable at February 28, 2011	886,250	$6.40

At February 28, 2011, the Company had no unrecognized compensation costs as all options were fully vested.

Summarized information about stock options outstanding as of February 28, 2011 is as follows:

	Outstanding and Exercisable
Exercise Price Range	Number of Shares	Weighted- Average Exercise Price of Shares	Weighted- Average Life Remaining in Years
$ 6.37 – 7.48	886,250	$6.40	2.21

The aggregate pre-tax intrinsic value (the difference between the Company’s average closing stock price for the last quarter of Fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2011 was $1,499.  This amount changes based on the fair market value of the Company’s stock.  The total intrinsic values of options exercised for the years ended February 28, 2011, 2010 and 2009 were $444, $45 and $52, respectively

u)Accumulated Other Comprehensive Income (Loss)

	February 28, 2011	February 28, 2010

Accumulated other comprehensive losses:
Foreign exchange losses	$(2,906)	$(3,701)
Unrealized losses on investments, net of tax	(1,181)	(3,577)
Derivatives designated in hedging relationship	238	—
Total accumulated other comprehensive losses	$(3,849)	$(7,278)

During the year ended February 28, 2010 $(1,000) of unrealized losses on available-for-sale investment securities were transferred into earnings. The Fiscal 2010 charge was as a result of declines deemed other-than-temporary.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

v)New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance included in ASC 860 “Transfers and Servicing” which changes the analysis required to determine controlling interest in variable interest entities and requires additional disclosures regarding a company's involvement with such entities. The standard, which was effective for the Company beginning March 1, 2010, did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued authoritative guidance under ASC 810 which eliminates the concept of qualifying special purpose entities, limits the number of financial assets and liabilities that qualify for derecognition, and requires additional disclosures. The guidance, which was effective for the Company on March 1, 2010, did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued authoritative guidance under ASC 820 that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on March 1, 2010, and did not have a material impact on the Company's financial statements. The remaining disclosure requirements of this pronouncement will be effective for the Company's first quarter in Fiscal 2012. The adoption of the remaining disclosure requirements will not have a material impact on the Company's financial statements.

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

In January 2011, the FASB issued authoritative guidance included in ASC 805 “Business Combinations” which modifies certain pro-forma disclosures related to business combinations. The adoption of the disclosure requirement did not have a material impact on the Company's financial statements.

2)           Business Acquisitions

Invision

On February 1, 2010, the Company’s newly formed subsidiary, Invision Automotive Systems, Inc., purchased the assets of Invision Industries, Inc., a manufacturer of rear seat entertainment systems for OEM’s, ports and car dealers. As consideration for Invision, the Company agreed to pay the following:

Purchase price (including cash payments at closing to principal and certain vendors)	$15,307
Estimated future consideration	$1,458
$16,765

In conjunction with the acquisition, the Company refinanced and executed a new loan with Suntrust Bank to pay down the former obligation of Invision Industries, Inc. and assumed certain debt. The total debt at closing was $5,000, which is included in the purchase price. The Company recorded estimated liabilities for future consideration in connection with a non-compete agreement with, and contingent consideration due at the option of the former principal.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to further strengthen our OEM presence and add manufacturing capabilities to our business model.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	February 1, 2010 (as initially reported)	Measurement Period Adjustments	February 1, 2010 (as adjusted)

Assets acquired:
Accounts receivable, net	$3,261	$(831)	$2,430
Inventory	5,078	(2,033)	3,045
Property, plant and equipment, net	2,973	(1)	2,972
Other assets	53	146	199
Trademarks and other intangible assets	4,802	4,162	8,964
Goodwill	7,389	(16)	7,373
Total assets acquired	$23,556	$1,427	$24,983

Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$7,357	$(133)	$7,224
Future warranty	879	115	994
Total liabilities assumed	8,236	(18)	8,218
Net assets acquired	$15,320	$1,445	$16,765

The Company expensed acquisition costs of $219 in accordance with ASC 805 during the year ended February 28, 2010. The allocation of the purchase price to the assets and liabilities assumed was based on a valuation study performed by management and is final.

Schwaiger

On October 1, 2009, Audiovox German Holdings GmbH completed the acquisition of certain assets of Schwaiger, a German market leader in consumer electronics as well as SAT and receiver technologies. As consideration, the Company made a cash payment of $4,348, with all acquisition costs of $209 expensed as incurred in accordance with ASC 805 during the year ended February 28, 2010.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to expand our European operations and increase our presence in the European accessory market.

The following summarizes the allocation of the final purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

Assets acquired:
Inventory	$5,596
Prepaid assets	86
Property, plant and equipment, net	351
Trademarks and other intangible assets	6,213
Total assets acquired	$12,246

Liabilities assumed:
Accrued expenses and other liabilities	102
Net assets acquired	12,144
Less: purchase price	4,348
Gain on bargain purchase	$7,796

Pro-forma Financial Information

The following unaudited pro-forma financial information for the years ended February 28, 2011, 2010 and 2009 represents the combined results of the Company's operations as if the Schwaiger and Invision acquisitions had occurred at March 1, 2008. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Net Sales	$561,672	$617,340	$657,647
Net income (loss)	23,031	27,966	(77,336)
Net income (loss) per share-diluted	$1.00	$1.22	$(3.38)

3)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $8,382 and $11,170 as of February 28, 2011 and 2010, respectively. Receivables from vendors represent prepayments on product shipments and product reimbursements.

4)	Equity Investment

The Company has a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. (“ASA”) which acts as a distributor to markets for specialized vehicles, such as RV’s, van conversions and marine vehicles, of televisions and other automotive sound, security and accessory products. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. During Fiscal 2011, the Company evaluated this equity investment and concluded that this is still a variable interest entity and the Company is not the primary beneficiary.  ASA’s fiscal year end is November 30, 2010, however, the proportionate results of ASA as of and until February 28, 2011 have been recorded in the consolidated financial statements.

The following presents unaudited summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

	February 28, 2011	February 28, 2010
	(unaudited)
Current assets	$24,521	$21,793
Non-current assets	5,240	5,316
Current liabilities	4,233	4,565
Members' equity	25,528	22,544

The equity balance carried on the Company’s balance sheet amounts to $12,764 and $11,272 for the years ended February 28, 2011 and 2010, respectively.

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
	(unaudited)
Net sales	$68,796	$51,341	$51,169
Gross profit	18,478	12,705	12,691
Operating income	5,756	3,032	1,338
Net income	5,810	3,314	1,951

The Company's share of income from ASA for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 was $2,905, $1,657 and $975, respectively.   In addition, the Company received cash distributions from ASA totaling $1,413, $3,504 and $1,080 during the years ended February 28, 2011, 2010 and 2009, respectively.

The following represents summary information of transactions between the Company and ASA:

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
	(unaudited)
Net Sales	$477	$804	$1,026
Purchases	—	—	76
Royalty expense	—	278	500

	February 28, 2011	February 28, 2010
Accounts receivable	$27	$181
Royalty payable	—	131

5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

	February 28, 2011	February 28, 2010
Commissions	$619	$615
Employee compensation	9,948	8,652
Professional fees and accrued settlements	2,438	2,719
Future warranty	5,956	7,853
Freight and duty	2,007	2,213
Royalties, advertising and other	15,532	13,738
Total accrued expenses and other current liabilities	$36,500	$35,790

6)	Debt

The Company has the following financing arrangements:

	February 28, 2011	February 28, 2010
Domestic bank obligations (a)	$—	$—
Foreign bank obligation (b)	1,902	1,703
Euro term loan agreement (c)	3,488	4,823
Suntrust loan (d)	—	5,022
Oehlbach (e)	86	120
Other (f)	4,890	3,031
Total debt	10,366	14,699
Less: current portion of long-term debt	4,471	8,086
Total long-term debt	$5,895	$6,613

a)Domestic Bank Obligations

As of February 28, 2011, we had a domestic three-year credit facility to fund the temporary short-term working capital needs of the Company, which allowed aggregate borrowings of up to $15,000 at an interest rate of LIBOR plus 3.5%. This facility was terminated and replaced as indicated below on March 1, 2011.
As of March 1, 2011, the Company has a revolving credit facility (the “Credit Facility”) with an aggregated committed availability of up to $175 million (the “Maximum Credit”). This amount may be increased at the option of the Company up to a maximum of $200 million. The Credit Facility includes a $25 million sublimit for issuances of letters of credit and a $20 million sublimit for Swing Loans.
The Company may borrow under the Credit Facility as needed, provided the aggregate amounts outstanding will not exceed 85% of certain eligible accounts receivable, plus 65% of certain eligible inventory balances less the outstanding amounts for Letters of Credit Usage, if applicable. This amount may be further reduced by the aggregated amounts of reserves that may be required at the reasonable discretion of Wells Fargo in its role as the Administrative Agent.
Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 2.25 - 2.75% based on excess availability in the borrowing base. Loans designated as Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 1.25 - 1.75% based on excess availability in the borrowing base.
All amounts outstanding under the Credit Facility will mature and become due on March 1, 2016. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time without premium or penalty.
The Credit Agreement contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness: (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their names, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transactions with an Affiliate of certain entities of the Company; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; and/or (xv) consign or sell any of their inventory on certain terms.
In addition, at any time that Excess Availability falls below 12.5% of the Maximum Credit, the Company must maintain a minimum Fixed Charge Coverage Ratio for certain entities, of not less than 1.0:1.0 until such time as Excess Availability has equaled or exceeded 12.5% of the Maximum Availability at all times for a period of thirty (30) consecutive days.
The Credit Agreement contains customary events of default, including, without limitation: failure to pay when due principal amounts in respect of the Credit Facility; failure to pay any interest or other amounts under the Credit Facility for a period of three (3) business days after becoming due; failure to comply with certain agreements or covenants in the Credit Agreement; failure to satisfy certain judgments against a Loan Party or any of its Subsidiaries; certain insolvency and bankruptcy events; and failure to pay when due certain indebtedness in principal amount in excess of $5 million.
The Obligations under the Credit Facility are secured by a general lien on and security interest in substantially all of the assets of certain entities of the Company, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of all entities under the Credit Agreement.
On March 1, 2011, the Company borrowed approximately $89 million under this credit facility as a result of its stock purchase agreement related to Klipsch Group, Inc (see Subsequent Event in this Form 10K).
b)Foreign Bank Obligations

Foreign bank obligations include a financing arrangement totaling 16,000 Euros consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2012.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9%, and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of February 28, 2011, the amount of accounts receivable available for factoring exceeded the amounts outstanding under this obligation.

The Company has a $2,000 credit line in Venezuela to fund the short-term working capital needs of the local operation. This line is secured by a standby letter of credit in the U.S., expires on June 30, 2011 and carries an interest rate of 20%, which is fixed for 90 days. There were no amounts outstanding as of February 28, 2011.

c)Euro Term Loan Agreement

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
February 28, 2011
(Dollars in thousands, except share and per share data)

Audiovox Germany and the Magnat brand name, prohibits the distribution of dividends, and takes precedence to all other intercompany loans with Audiovox Corporation.

d)Suntrust

On February 1, 2010, the Company entered into a two-year monthly installment loan in the amount of $5,000 at an interest rate of LIBOR + 4%. This loan was used to pay down liabilities assumed in the asset purchase of Invision Systems, Inc. In April 2010, this loan was prepaid in full without penalty.

e)Oehlbach

In connection with the Oehlbach acquisition, the Company acquired short and long term debt payable to various third parties, which was repaid in March 2011.

f)Other Debt

On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options cannot be exercised until the later of (i) November 30, 2008 or (ii) the full repayment (including interest) of an inter-company loan granted to Audiovox Germany in the amount of 5.3 million Euros. Notwithstanding the lapse of these time periods, the put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets, subject to certain adjustments as defined in the agreement, representing the incremental change of the put price over the call option price. Compensation (benefit) expense for these options amounted to $727, $1,679 and $642 for the years ended February 28, 2011, 2010 and 2009, respectively.

In connection with its Invision acquisition, the Company settled an assumed liability with a payment upon closing and an interest free notes payable to the vendor. The balance at February 28, 2011 is approximately $1,100 and will be fully paid by the end of Fiscal 2012.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2011:

	Total Amounts Committed	2012	2013	2014	2015	2016
Total	$10,366	$4,471	$5,203	$692	$—	$—

The weighted-average interest rate on short-term debt was 3.81% and 4.47% for Fiscal 2011 and 2010 , respectively.

7)	Income Taxes

The components of income (loss) before the provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Domestic Operations	$6,276	$4,569	$(56,786)
Foreign Operations	6,220	6,586	832
	$12,496	$11,155	$(55,954)

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

The (benefit) provision for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Current provision (benefit)
Federal	$278	$(11,326)	$522
State	(35)	(1,349)	443
Foreign	3,120	(605)	328
Total current provision (benefit)	$3,363	$(13,280)	$1,293
Deferred (benefit) provision
Federal	$(12,103)	$1,374	$12,446
State	(1,355)	157	1,617
Foreign	(440)	421	(281)
Total deferred (benefit) provision	$(13,898)	$1,952	$13,782
Total provision (benefit)
Federal	$(11,825)	$(9,952)	$12,968
State	(1,390)	(1,192)	2,060
Foreign	2,680	(184)	47
Total provision (benefit)	$(10,535)	$(11,328)	$15,075

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 28, 2011		February 28, 2010		February 28, 2009
Tax provision at Federal statutory rates	$4,373	35.0%	$3,904	35.0%	$(19,584)	35.0%
State income taxes, net of Federal benefit	167	1.3	208	1.9	(1,268)	2.3
Impairment of non-deductible goodwill	—	—	—	—	4,682	(8.4)
Change in valuation allowance	(16,254)	(130.1)	(9,902)	(88.8)	29,808	(53.3)
Change in tax reserves	159	1.3	(4,623)	(41.4)	780	(1.4)
US effects of foreign operations	92	0.8	668	6.0	541	(1.0)
Gain on bargain purchase	—	—	(1,896)	(17.0)%	—	—
Permanent differences and other	928	7.4	313	2.8	116	(0.2)
Effective tax rate	$(10,535)	(84.3)%	$(11,328)	(101.5)%	$15,075	(27.0)%

The U.S. effects of foreign operations include differences in the statutory tax rate of the foreign countries as compared to the statutory tax rate in the U.S., foreign operating losses for which no tax benefit has been provided and the effects of the settlement of the German tax audit during Fiscal 2009.

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
February 28, 2011
(Dollars in thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 28, 2011	February 28, 2010
Deferred tax assets:
Accounts receivable	$905	$1,059
Inventory	2,373	1,149
Property, plant and equipment	1,133	959
Intangible assets	3,734	4,651
Accruals and reserves	5,258	5,217
Unrealized gains and losses	2,860	4,014
Net operating losses	3,392	4,856
Tax credits	3,376	3,313
Deferred tax assets before valuation allowance	23,031	25,218
Less: valuation allowance	(7,044)	(24,349)
Total deferred tax assets	15,987	869
Deferred tax liabilities:
Intangible assets	(10,732)	(9,479)
Prepaid expenses	(1,213)	(1,261)
Unremitted foreign earnings	(348)	—
Total deferred tax liabilities	(12,293)	(10,740)
Net deferred tax asset (liability)	$3,694	$(9,871)

In assessing the realizability of deferred tax assets, Management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and /or net operating loss carryforwards can be utilized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based on these considerations, the Company believes that as of February 28, 2011 it will realize its deferred tax assets of $3,694, which is net of a valuation allowance of $7,044.

During Fiscal 2011, the Company recorded an income tax benefit of $16.3 million through a partial reduction of its valuation allowance as a significant portion of its deferred tax assets became realizable on a more-likely-than-not basis as a result of current operating results and forecasts of pre-tax earnings. The Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions and with respect to its foreign tax credits and various investments which are more likely than not to generate capital losses in the future. Any further decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

In accordance with ASC 350, the Company does not amortize indefinite-lived intangibles for book purposes but does amortize intangibles with tax basis for tax purposes. The net deferred tax liability at February 28, 2010 relates to the tax effect of differences between the book and tax bases of intangible assets not expected to reverse during the Company’s net operating loss carry forward period.

As of February 28, 2011, the Company had approximately $5.9 million of U.S. federal net operating loss carryforwards, which are available to offset future taxable income. These carryforwards expire in the tax years between 2027 and 2030, if not utilized.   In addition, the Company has approximately $3.3 of foreign tax credits that expire in 2012 through 2016 if not utilized. In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2030.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

The Company has not provided for U.S. federal and foreign withholding taxes on its foreign subsidiaries undistributed earnings in Germany and Venezuela as of February 28, 2011, because such earnings are intended to be indefinitely reinvested overseas.  The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 28, 2009	$5,754
Additions based on tax positions taken in the current and prior years	334
Change in tax law	(1,166)
Settlements	—
Lapse in statute of limitations	(2,297)
Balance at February 28, 2010	$2,625
Additions based on tax positions taken in the current and prior years	773
Change in tax law	—
Settlements	—
Lapse in statute of limitations	(63)
Balance at February 28, 2011	$3,335

At February 28, 2011, the Company had unrecognized tax benefits of $3,335, which includes $1,738 of excess tax benefits related to stock-based compensation as prescribed by ASC718. A reasonable estimate of timing of these liabilities is not possible. As of February 28, 2011, Company had approximately $430 of accrued interest and penalties.  The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of operations. Included in the reconciliation of unrecognized tax benefits additions based on tax positions taken in prior years for Fiscal 2010 and Fiscal 2011 are excess tax benefits for stock based compensation deductions which have not yet reduced the Company’s current  taxes payable as  prescribed by ASC 718. In addition, the Company believes that the uncertain tax positions will not materially change within the next twelve months.

The Company files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2007
Germany	2007
Canada	2007

U.S. net operating loss carryforwards utilized in open tax years are subject to adjustment by the tax authorities.

8)	Capital Structure

The Company's capital structure is as follows:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

		Shares Authorized		Shares Outstanding
Security	Par Value	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	20,813,005	20,622,905	One	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	Ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders' equity. The cost basis for subsequent sales of treasury shares is determined using an average cost method. As of February 28, 2011, 1,738,263 shares of the Company's Class A common stock are authorized to be repurchased in the open market. During the years ended February 28, 2011, 2010 and 2009, the Company did not purchase any shares.

Undistributed earnings from equity investments included in retained earnings amounted to $7,438 and $5,946 at February 28, 2011 and 2010, respectively.

9)	Other Stock and Retirement Plans

a)Restricted Stock Plan

The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares.  No performance accelerated shares or performance-restricted shares were granted or outstanding during the years ended February 28, 2011, 2010 and 2009.

As of February 28, 2011, 1,773,637 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plan.

b)Profit Sharing Plans/ 401(k) Plan

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No contributions were made during the years ended February 28, 2011, 2010 and 2009. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

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

c)Cash Bonus Profit Sharing Plan

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

During Fiscal 2009, the Board of Directors authorized a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. The Company did not make a cash bonus profit sharing contribution for the year ended February 28, 2009 due to the Company’s pre-tax loss for the year. The Company elected to pay back previous temporary salary reductions to all employees below the level of vice president for Fiscal 2010, and all employees for Fiscal 2011, in lieu of contributions to the Profit Sharing Plan for those years.

d)Deferred Compensation Plan

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

The investments, which amounted to $3,804 and $3,158 at February 28, 2011 and 2010, respectively, have been classified as long-term marketable securities and are included in investment securities on the accompanying consolidated balance sheets and a corresponding liability is recorded with $250 recorded in accrued expenses and the balance in deferred compensation which is classified as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying consolidated statements of operations.

10)	Lease Obligations

During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%.  This lease was refinanced in December 2006, which resulted in a $161 reduction to the capital lease obligation and corresponding asset, and expires on November 30, 2026.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  The sublease lease agreement has been renewed and requires, for a term of three years, monthly payments of $50 until November 1, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.  Total lease payments required under all related party leases for the five-year period ending February 29, 2016 are $6,735.

At February 28, 2011, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

	Capital Lease	Operating Leases
2012	$534	$4,825
2013	574	3,446
2014	574	2,587
2015	574	2,141
2016	574	2,096
Thereafter	7,055	6,106
Total minimum lease payments	9,885	$21,201
Less: minimum sublease income	1,000
Net	8,885
Less: amount representing interest	3,436
Present value of net minimum lease payments	5,449
Less: current installments included in accrued expenses and other current liabilities	101
Long-term capital obligation	$5,348

Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $2,741, $2,044 and $2,412 for the years ended February 28, 2011, 2010 and 2009, respectively.

The Company leases certain facilities from its principal stockholder. At February 28, 2011, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

2012	$735
2013	758
2014	781
2015	804
2016	828
Thereafter	4,233
Total	$8,139

11)	Financial Instruments

a)Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had $1 and $319 open commercial letters of credit at February 28, 2011 and 2010, respectively. Standby letters of credit amounted to $2,817 and $1,294 at February 28, 2011 and 2010, respectively.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2011, the Company had unconditional purchase obligations for inventory commitments of $59,885.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

b)Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States, Canada and Germany

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

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

At February 28, 2011, two customers accounted for approximately 36% of accounts receivable, while at February 28, 2010, these two customers accounted for 43% of accounts receivable.  During the years ended February 28, 2011 and 2010 , two customers accounted for 22% and 28% of sales, respectively. During the year ended February 28, 2009, one customer accounted for 22% of net sales.

A portion of the Company's customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales.

12)	Financial and Product Information About Foreign and Domestic Operations

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

Locations

Net sales by location were as follows:

	Net Sales
	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
North America	$457,349	$460,582	$507,798
Latin America	20,258	23,232	30,165
Germany	76,845	59,261	52,252
Other foreign countries	7,220	7,620	12,884
Total net sales	$561,672	$550,695	$603,099

The basis of attributing net sales from external customers to individual countries is based on where the sale originates from.

Long-lived assets by location were as follows:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

	Long-Lived Assets
	As of	As of
	February 28, 2011	February 28, 2010
North America	$107,657	$107,524
Latin America	423	427
Asia	240	239
Germany	17,805	18,570
Total long-lived assets	$126,125	$126,760

Net sales by product categories for the years ended February 28, 2011, 2010 and 2009 were as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Electronics	$415,167	$375,021	$449,433
Accessories	146,505	175,674	153,666
Total net sales	$561,672	$550,695	$603,099

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

13)	Contingencies

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

During the fourth quarter of Fiscal 2009, the Company became aware that certain personal consumer credit card information had been accessed by an intrusion by an unauthorized source. The Company has notified the various state and federal authorities in which the consumers reside and is offering a plan of credit monitoring and protection for the affected individuals. The Company is partially covered by insurance but anticipates amounts will be necessary to cover the cost of this issue. The Company has recorded certain costs associated with this issue as of February 28, 2009, based on information available at the time. During the years ended February 28, 2010 and 2011, no additional costs were recorded.

In October 2010, we were notified that Qualcomm has decided to suspend its direct to consumer sales of new FLO TV devices. This decision will not have a material impact on the Company. We are working with FLO TV and Qualcomm to transition out of the business, and are currently compiling the information necessary to settle the matter.

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 28, 2011
(Dollars in thousands, except share and per share data)

royalty or license agreements which are not advantageous to the Company or pay material amounts of damages.

14)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 28, 2011 and 2010 appear below:

	Quarters Ended
	Feb. 28, 2011	Nov. 30, 2010	Aug. 31, 2010	May 31, 2010
2011
Net sales	$138,895	$163,167	$129,297	$130,313
Gross profit	34,809	34,597	27,470	27,061
Net income	17,408	3,859	645	1,119

Net income per common share (basic)	$0.75	$0.17	$0.03	$0.05

Net income per common share (diluted)	$0.75	$0.17	$0.03	$0.05

	Quarters Ended
	Feb. 28, 2010	Nov. 30, 2009	Aug. 31, 2009	May 31, 2009
2010
Net sales	$150,342	$155,657	$124,890	$119,806
Gross profit	30,003	30,226	23,598	22,924
Net income	6,587	12,645	2,775	476

Net income per common share (basic)	$0.29	$0.55	$0.12	$0.02

Net income per common share (diluted)	$0.29	$0.55	$0.12	$0.02

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

15)Subsequent Events (unaudited)

Klipsch

On March 1, 2011, Soundtech LLC, a Delaware limited liability company and wholly-owned subsidiary of Audiovox, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries (“Klipsch”) for a total purchase price of $167.6 million including a working capital adjustment which is subject to change, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch adds world-class brand names to Audiovox's offerings, increases its distribution network, both domestically and abroad, and provides the Company with entry into the high-end installation market at both the residential and commercial level. In addition to the Klipsch® brand, the Klipsch portfolio includes Jamo®, Mirage®, and Energy®.
In connection with the acquisition, the Company entered into a $175 million credit agreement with Wells Fargo Capital Finance, LLC to fund a portion of the acquisition and future working capital needs, as applicable. A portion of the acquisition and all related transaction costs were funded with approximately $78.5 million in cash on hand. At closing, approximately $89 million was borrowed under the Credit Agreement to fund the balance of the purchase price.
As the Klipsch acquisition occurred on March 1, 2011, the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows presented within this annual report do not include the operations of Klipsch, or the fair market value of assets and liabilities acquired, except as outlined in this footnote below. The opening balances and financial results of Klipsch will be consolidated with Audiovox beginning with the Company's first quarter of Fiscal 2012.
The stock purchase agreement provides for a term in which to finalize the working capital adjustment which has not yet expired. The Company is currently performing a formal valuation of the acquisition including an analysis of purchase price adjustments, if any, and a review of the assets and liabilities acquired to determine appropriate fair values. Management has estimated the fair value of tangible assets acquired and liabilities assumed based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the purchase price measurement period as the Company finalizes the valuations of the net tangible and intangible assets.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the estimated amounts assigned to goodwill and intangible asset classifications:

As of March 1, 2011
Current assets	$63,174
Property, plant and equipment, net	5,900
Goodwill	61,403
Intangible assets	81,063
Other assets	3,032
Total assets acquired	214,572
Total liabilities assumed	33,382
Deferred tax liabilities	$13,551
Net assets acquired	$167,639

The preliminary amounts assigned to goodwill and intangible assets for the acquisition are as follows:

	March 1, 2011	Amortization Period (Years)
Goodwill (non-deductible)	$61,403	N/A
Tradenames (non-deductible)	46,816	Indefinite
Customer relationships	33,000	15
Patents	1,247	13
	$142,466

Acquisition related costs of $989 were expensed as incurred in the year ended February 28, 2011 and are included in general and administrative expenses in the accompanying consolidated statement of income. Approximately $1,250 of costs were contingent upon the completion of the acquisition and were expensed on March 1, 2011.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Audiovox's net sales and net income for the twelve-months ended February 28, 2011 and February 28, 2010, assuming that the acquisition had taken place on March 1, 2009.

	Year Ended	Year Ended
	February 28, 2011	February 28, 2010
Net sales:
As reported	$561,672	$550,695
Pro forma	728,266	706,715
Net income:
As reported	$23,031	$22,483
Pro forma	31,402	38,945
Basic earnings per share:
As reported	$1.00	$0.98
Pro forma	1.37	1.70
Diluted earnings per share:
As reported	$1.00	$0.98
Pro forma	1.36	1.70
Average shares - basic	22,938,754	22,875,651
Average shares - diluted	23,112,518	22,919,665

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisition occurred on the first day of Fiscal 2010. These adjustments include costs such as an estimate for amortization and depreciation associated with intangible and fixed assets acquired, additional financing costs as a result of the acquisition, and the elimination of expenses specific to the acquisition. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transaction occurred on the date presented or be indicative of results to be achieved in the future.

SCHEDULE II
AUDIOVOX CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended February 28, 2011, 2010 and 2009
(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 28, 2009
Allowance for doubtful accounts	$6,386	$(1,905)	$—	$(2,880)	$7,361
Cash discount allowances	275	3,649	—	3,725	199
Accrued sales incentives	10,768	23,877	(4,083)	22,645	7,917
Reserve for warranties and product repair costs	17,319	12,187	—	15,096	14,410
	$34,748	$37,808	$(4,083)	$38,586	$29,887
Year ended February 28, 2010
Allowance for doubtful accounts	$7,361	$(192)	$—	$1,427	$5,742
Cash discount allowances	199	4,680	—	4,094	785
Accrued sales incentives	7,917	29,629	(2,559)	24,381	10,606
Reserve for warranties and product repair costs (b)	14,410	12,052	—	13,404	13,058
	$29,887	$46,169	$(2,559)	$43,306	$30,191
Year ended February 28, 2011
Allowance for doubtful accounts	$5,742	$(1,021)	$—	$(1,458)	$6,179
Cash discount allowances	785	6,210	—	6,110	885
Accrued sales incentives	10,606	28,004	(1,725)	24,904	11,981
Reserve for warranties and product repair costs (b)	13,058	11,561	—	15,568	9,051
	$30,191	$44,754	$(1,725)	$45,124	$28,096

(a)
For the allowance for doubtful accounts, cash discount allowances, and accrued sales incentives deductions represent currency effects, chargebacks and payments made or credits issued to customers.  For the reserve for warranties and product repair costs, deductions represent currency effects and payments for labor and parts made to service centers and vendors for the repair of units returned under warranty.

(b)	Column C includes $879 and $115 of liabilities acquired during our Invision acquisitions for Fiscal 2010 and Fiscal 2011, respectively.

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated February 3, 2011, by and among Soundtech LLC, a Delaware limited liability company (“Buyer”), Audiovox Corporation, a Delaware corporation (“Parent”), Klipsch Group, Inc., an Indiana corporation (the “Company”), and each shareholder (each a “Seller” and collectively “Sellers”) of the Company. This Agreement is joined in by Fred S. Klipsch in his capacity as Sellers' Representative. (2)

2.2
Amendment to Stock Purchase Agreement, dated February 28, 2011, by and among Soundtech LLC, a Delaware limited liability company (“Buyer”), Audiovox Corporation, a Delaware corporation (“Parent”), Klipsch Group, Inc., an Indiana corporation (the “Company”), and each shareholder (each a “Seller” and collectively “Sellers”) of the Company. This Agreement is joined in by Fred S. Klipsch in his capacity as Sellers' Representative. (2)

2.3
Escrow Agreement made as of February 28, 2011 by and among Soundtech LLC, a Delaware limited liability company, Audiovox Corporation, a Delaware corporation, Fed S. Klipsch, as Sellers’ Representative, and JPMorgan Chase, N.A., a national banking association, as Escrow Agent.

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

10.1
Employment Agreement made effective as of the 1st day of March, 2007 by and between the Company and Patrick M. Lavelle (incorporated by reference to the Company's Form 8-K filed via EDGAR on June 15, 2007).

10.2
Distribution Agreement between Audiovox Electronics Corporation and Sirius XM Radio Inc. dated as of January 8, 2009 (incorporated by reference to the Company’s Form 8-K filed via EDGAR on January 15, 2009).

10.3
Credit Agreement, dated March 1, 2011, Audiovox Corporation, as Parent and certain of its directly and indirectly wholly-owned subsidiaries with, Wells Fargo Capital Finance, LLC as Administrative Agent and Sole Lead Arranger and Sole Bookrunner. (2)

10.4
Security Agreement, dated as of March 1, 2011, by and among Audiovox Corporation and certain of its wholly owned subsidiaries as Grantors and Wells Fargo Capital Finance, LLC as Administrative Agent. (2)

10.5	Form of Employment Agreement, dated February 3, 2011, by and among Klipsch Group, Inc. and T. Paul Jacobs. (2)

10.6	Form of Employment Agreement, dated February 3, 2011, by and among Klipsch Group, Inc. and Michael Klipsch. (2)

10.7	Form of Employment Agreement, dated February 3, 2011, by and among Klipsch Group, Inc. and Fred S. Klipsch. (2)

10.8	Form of Employment Agreement, dated February 3, 2011, by and among Klipsch Group, Inc. and Fred Farrar. (2)

10.9	Form of Employment Agreement, dated February 3, 2011, by and among Klipsch Group, Inc. and David P. Kelley. (2)

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Grant Thornton LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2010 and 2009 and for the Years Ended November 30, 2010, 2009 and 2008 (filed herewith).

99.2	Consent of McGladrey & Pullen, LLP (filed herewith).

(d)  All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUDIOVOX CORPORATION

May 16, 2011	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 16, 2011
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 16, 2011
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 16, 2011
/s/ Philip Christopher Philip Christopher	Director	May 16, 2011
/s/ Paul C. Kreuch, Jr. Paul C. Kreuch, Jr.	Director	May 16, 2011
/s/ Dennis McManus Dennis McManus	Director	May 16, 2011
/s/ Peter A. Lesser Peter A. Lesser	Director	May 16, 2011