Form 10-Q
period 2011-05-31
AUDIOVOX CORP
filed 2011-07-11
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐       No   ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 9, 2011
Class A Common Stock	20,913,005 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	May 31, 2011	February 28, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,237	$98,630
Accounts receivable, net	118,649	108,048
Inventory	138,789	113,620
Receivables from vendors	7,776	8,382
Prepaid expenses and other current assets	11,479	9,382
Deferred income taxes	5,834	2,768
Total current assets	298,764	340,830
Investment securities	13,533	13,500
Equity investments	13,614	12,764
Property, plant and equipment, net	24,981	19,563
Goodwill	64,856	7,373
Intangible assets	179,249	99,189
Deferred income taxes	12	6,244
Other assets	4,710	1,634
Total assets	$599,719	$501,097
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,531	$27,341
Accrued expenses and other current liabilities	39,384	36,500
Income taxes payable	609	1,610
Accrued sales incentives	18,295	11,981
Deferred income taxes	415	399
Current portion of long-term debt	4,075	4,471
Total current liabilities	111,309	82,302
Long-term debt	65,869	5,895
Capital lease obligation	5,311	5,348
Deferred compensation	3,770	3,554
Other tax liabilities	1,788	1,788
Deferred tax liabilities	11,014	4,919
Other long-term liabilities	4,064	4,345
Total liabilities	203,125	108,151
Commitments and contingencies
Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,730,837 and 22,630,837 shares issued, and 20,913,005 and 20,813,005 shares outstanding at May 31, 2011 and February 28, 2011, respectively	226	226

Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at May 31, 2011 and February 28, 2011	22	22
Paid-in capital	278,146	277,896
Retained earnings	139,514	137,027
Accumulated other comprehensive (loss)	(2,938)	(3,849)
Treasury stock, at cost, 1,817,832 shares of Class A common stock at May 31, 2011 and February 28, 2011	(18,376)	(18,376)
Total stockholders' equity	396,594	392,946
Total liabilities and stockholders' equity	$599,719	$501,097

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
For the three months ended May 31, 2011 and 2010
 (In thousands, except share and per share data)
(unaudited)

	2011	2010
Net sales	$165,325	$130,313
Cost of sales	121,637	103,252
Gross profit	43,688	27,061
Operating expenses:
Selling	11,904	8,829
General and administrative	22,653	17,330
Engineering and technical support	3,811	2,389
Acquisition-related costs	1,343	—
Total operating expenses	39,711	28,548
Operating income (loss)	3,977	(1,487)
Other (expense) income:
Interest and bank charges	(1,483)	(441)
Equity in income of equity investees	1,129	908
Other, net	481	1,501
Total other income	127	1,968
Income before income taxes	4,104	481
Income tax expense (benefit)	1,617	(638)
Net income	$2,487	$1,119
Net income per common share (basic)	$0.11	$0.05
Net income per common share (diluted)	$0.11	$0.05
Weighted-average common shares outstanding (basic)	23,079,394	22,887,187
Weighted-average common shares outstanding (diluted)	23,287,621	22,951,605

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended May 31, 2011 and 2010
(In thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$2,487	$1,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,541	2,157
Bad debt expense	293	33
Equity in income of equity investees	(1,129)	(908)
Distribution of income from equity investees	279	239
Deferred income tax expense	358	—
Non-cash stock based compensation expense	250	428
Non-cash compensation adjustment	(36)	342
Loss on sale of property, plant and equipment	11	(1)
Impairment loss on marketable securities	300	—
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	19,038	32,156
Inventory	6,029	(9,718)
Receivables from vendors	618	(957)
Prepaid expenses and other	(973)	764
Investment securities-trading	(27)	(153)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(249)	(4,254)
Income taxes payable	(1,042)	(158)
Net cash provided by operating activities	28,748	21,089
Cash flows from investing activities:
Purchases of property, plant and equipment	(484)	(1,029)
Proceeds from distribution of an equity investee	—	—
Issuance of short and long term note	59	49
Purchase of acquired business, less cash acquired	(167,250)	—
Net cash used in investing activities	(167,675)	(980)
Cash flows from financing activities:
Repayment of short-term debt	(268)	—
Borrowings from bank obligations	89,100	—
Deferred financing costs	(3,000)
Repayments on bank obligations	(29,439)	(5,637)
Proceeds from exercise of stock options	—	35
Principal payments on capital lease obligation	(22)	(68)
Net cash provided by (used in) financing activities	56,371	(5,670)
Effect of exchange rate changes on cash	163	(353)
Net (decrease) increase in cash and cash equivalents	(82,393)	14,086
Cash and cash equivalents at beginning of period	98,630	69,511
Cash and cash equivalents at end of period	$16,237	$83,597

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2011
(Dollars in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Audiovox Corporation and subsidiaries (“Audiovox” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2011.

We have determined that we operate in one reportable segment, the Electronics Group, based on review of ASC 280 “Segment Reporting”.

(2)    Acquisitions

Klipsch

On March 1, 2011, Soundtech LLC, a Delaware limited liability company and wholly-owned subsidiary of Audiovox, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries (“Klipsch”) for a total purchase price of $167.3 million, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch adds world-class brand names to Audiovox's offerings, increases its distribution network, both domestically and abroad, and provides the Company with entry into the high-end installation market at both the residential and commercial level. In addition to the Klipsch® brand, the Klipsch portfolio includes Jamo®, Mirage®, and Energy®.
In connection with the acquisition, the Company entered into a $175 million credit agreement with Wells Fargo Capital Finance, LLC to fund a portion of the acquisition and future working capital needs, as applicable. A portion of the acquisition was funded with approximately $78.2 million in cash on hand. At closing, approximately $89 million was borrowed under the Credit Agreement to fund the balance of the purchase price.
As the Klipsch acquisition occurred on March 1, 2011, the financial statements presented for the three months ended May 31, 2011 included the operations of Klipsch.
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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

As of March 1, 2011
Accounts Receivable	$28,614
Inventory	30,167
Prepaid expenses and other current assets	846
Property, plant and equipment, net	6,347
Goodwill	57,483
Intangible assets	81,063
Other assets	5,843
Total assets acquired	210,363
Accounts payable	15,796
Accrued expenses and other liabilities	12,664
Deferred tax liabilities	$14,552
Net tangible and intangible assets acquired	$167,351

The preliminary amounts assigned to goodwill and intangible assets for the acquisition are as follows:

	March 1, 2011	Amortization Period (Years)
Goodwill (non-deductible)	$57,483	N/A
Tradenames (non-deductible)	46,816	Indefinite
Customer relationships	33,000	15
Patents	1,247	13
	$138,546

Acquisition related costs of $93 and $988 were expensed as incurred for the three months ended May 31, 2011 and February 28, 2011, respectively, and are included in operating expenses in the consolidated statement of income. In addition, the Company incurred $1,250 of costs which were contingent upon the completion of the acquisition and were expensed on March 1, 2011.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Audiovox's net sales and net income for the three-months ended May 31, 2011 and May 31, 2010, assuming that the acquisition had taken place on March 1, 2010.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

	Three Months Ended May 31,
	2011	2010
Net sales:
As reported	$165,325	$130,313
Pro forma	165,325	164,922
Net income:
As reported	$2,487	$1,119
Pro forma	3,301	2,483
Basic earnings per share:
As reported	$0.11	$0.05
Pro forma	0.14	0.11
Diluted earnings per share:
As reported	$0.11	$0.05
Pro forma	0.14	0.11
Average shares - basic	23,079,394	22,887,187
Average shares - diluted	23,287,621	22,951,605

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisition occurred on the first day of Fiscal 2011. These adjustments include costs such as an estimate for amortization and depreciation associated with intangible and fixed assets acquired, additional financing costs as a result of the acquisition, and the elimination of expenses specific to the acquisition. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transaction occurred on the date presented or be indicative of results to be achieved in the future.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended May 31,
	2011	2010
Weighted-average common shares outstanding (basic)	23,079,394	22,887,187
Effect of dilutive securities:
Stock options and warrants	208,227	64,418
Weighted-average common shares and potential common shares outstanding (diluted)	23,287,621	22,951,605

Stock options and warrants totaling 14,606 and 219,584 for the three months ended May 31, 2011 and 2010, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

(4)    Fair Value Measurements and Derivatives

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at May 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$16,237	$16,237	$—	$—
Derivatives
Designated for hedging	$549	$549	$—	$—
Not designated	—	—	—	—
Total derivatives	$549	$549	$—	$—
Long-term investment securities:
Marketable securities
Trading securities	$3,831	$3,831	$—	$—
Available-for-sale securities	58	58	—	—
Held-to-maturity	7,512	—	7,512	—
Total marketable securities	11,401	3,889	7,512	—
Other investment at cost (a)	2,132	—	—	—
Total long-term investment securities	$13,533	$3,889	$7,512	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2011:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates (Level 1). Forward foreign currency contracts not designated under hedged transactions were valued at spot rates (Level 1). The duration of open forward foreign currency contracts range from 1 - 9 months and are classified in the balance sheet according to their terms.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is expensed as incurred through other income in the Company's Consolidated Statement of Operations and amounted to $90 for the three months ended May 31, 2011.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments, and has held certain instruments not so designated. The following table discloses the fair value as of May 31, 2011 and February 28, 2011 for both types of derivative instruments:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2011	February 28, 2011
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$549	$—
	Prepaid expenses and other current assets	—	238

Derivatives not designated
Foreign currency contracts	Prepaid expenses and other current assets	—	85

Total derivatives		$549	$323

During the three months ended May 31, 2011, the Company settled one remaining foreign currency contract which was a derivative not designated in a hedged transaction and as such, there are no current contracts of this nature outstanding at May 31, 2011.
Cash flow hedges
In November 2010 and January 2011, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $19,350, which are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the three months ended May 31, 2011 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(466)	$8	$(90)

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next twelve months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of May 31, 2011, no contracts originally designated for hedged accounting were de-designated or terminated. The Company did not hold derivatives designated for hedge accounting during the first quarter of Fiscal 2011.
(5)    Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of May 31, 2011 and February 28, 2011, the Company had the following investments:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

	May 31, 2011			February 28, 2011
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$3,831	$—	$3,831	$3,804	$—	$3,804
Available-for-sale
Cellstar	—	3	3	—	6	6
Bliss-tel	925	(870)	55	1,225	(1,163)	62
Held-to-maturity Investment	7,512	—	7,512	7,502	—	7,502
Total Marketable Securities	12,268	(867)	11,401	12,531	(1,157)	11,374
Other Long-Term Investment	2,132	—	2,132	2,126	—	2,126
Total Long-Term Investments	$14,400	$(867)	$13,533	$14,657	$(1,157)	$13,500

Long-Term Investments

Trading Securities

The Company’s trading securities consist of mutual funds, which are held in connection with the Company’s deferred compensation plan. Unrealized holding gains and losses on trading securities offset those associated with the corresponding deferred compensation liability.

Available-For-Sale Securities

The Company’s available-for-sale marketable securities include a less than 20% equity ownership in CLST Holdings, Inc. (“Cellstar”) and Bliss-tel Public Company Limited (“Bliss-tel”).

Unrealized holding gains and losses, net of the related tax effect (if applicable), on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

The fair value of the Cellstar and Bliss-tel investments are determined by quoted prices in active markets as they are publicly traded. On December 13, 2004, one of the Company's former equity investments, Bliss-tel, issued 575,000,000 shares on the SET (Security Exchange of Thailand) for an offering price of 2.48 baht per share. Prior to the issuance of these shares, the Company was a 20% shareholder in Bliss-tel and, subsequent to the offering, the Company owned 75,000,000 shares (or approximately 13%) of Bliss-tel's outstanding stock. In addition, on July 21, 2005, the Company received 22,500,000 warrants ("the warrants") which may be exercised beginning on September 29, 2006, and expire on July 17, 2012. Each warrant is exercisable into one share of Bliss-tel common stock at an exercise price of 8 baht per share.

During the year ended February 29, 2008, the Company sold 32,898,500 shares of Bliss-tel stock resulting in a gain of $1,533. During Fiscal 2010, Bliss-tel concluded a 4:1 reverse stock split. Accordingly, all share data has been retroactively restated.  As of May 31, 2011 and February 28, 2011, the Company owns 36,250,000 shares and 22,500,000 warrants in Bliss-tel with an aggregate fair value as of May 31, 2011 of $48 and $7, respectively.

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. In Fiscal 2010, the Company

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

determined that its investment in Bliss-tel was other than temporarily impaired based on its market price (which has been below our cost in excess of twelve months), Bliss-tel's recent losses, its deteriorating financial position, and conditions in the local and global economy, as well as the political environment in Thailand. This impairment of $1,000 related to the approximate value of the warrants which the Company determined it would not exercise. During Fiscal 2011, the Company continued to monitor the business plans and performance of Bliss-tel. Management noted that, during the year, Bliss-tel successfully restructured its debt position on favorable terms to the company; they further reduced overhead and discontinued non-profitable locations; they weathered the political unrest in the local metropolitan environments; they raised additional capital; and finally, they retained the services of a financial consultant to develop a new business strategy. Notwithstanding these positive factors, there are certain negative factors, exclusive of those associated with macroeconomics, which impacted management's consideration of the value of this investment. Specifically, the company continued to incur significant losses from operations, which raised substantial doubt about the company's ability to continue for a period of time in which management could anticipate a full recovery. Therefore, management determined that an additional portion of its investment was other-than-temporarily impaired. A loss of $1,600 was recorded on the income statement through other income and expense during the year ended February 28, 2011. During the Company's first fiscal quarter, Bliss-tel stopped trading on the Thai stock exchange. In discussions with the company, they are in the process of changing accountants and as a result, could not file with the exchange on time. Bliss-tel felt they would be current by their third quarter. Bliss-tel concluded their shareholders' meeting and approved an additional private issuance of shares to raise funds for the businesses. As a result of the potential further dilution of its investment, an additional impairment loss of $300 was recorded. As of May 31, 2011, the Company maintains approximately $.9 million in unrealized losses on this investment in accumulated other comprehensive income. The Company will continue to evaluate this investment throughout Fiscal 2012, to determine the success of Bliss-tel's business plan, and the impact of the retention of the financial consultant on the company's performance and the associated market value. It is possible that the company's efforts may not be successful. In the event they are not successful, management will need to determine if further other-than-temporary impairments exist.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,132 accounted for by the cost method. As of May 31, 2011, the Company held approximately 14% of the outstanding shares of this company.

(6)    Other Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended May 31,
	2011	2010
Net income	$2,487	$1,119
Other comprehensive income:
Foreign currency translation adjustments	1,327	(249)
Derivatives designated for hedging	(704)	—
Other-than-temporary impairment loss on available-for-sale investment	300	—
Unrealized holding (loss) gain on available-for-sale investment securities arising during the period, net of tax	(12)	(76)
Other comprehensive income (loss), net of tax	911	(325)
Total comprehensive income	$3,398	$794

The Company did not record tax expenses during the three months ended May 31, 2011 and 2010 as a result of the loss position for related securities.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

The Company’s accumulated other comprehensive losses consist of the following:

	May 31, 2011	February 28, 2011
Accumulated other comprehensive losses:
Foreign exchange losses	$(1,581)	$(2,906)
Unrealized losses on investments, net of tax	(891)	(1,181)
Derivatives designated in hedging relationship	(466)	238
Total accumulated other comprehensive losses	$(2,938)	$(3,849)

(7)     Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flow:

	Three Months Ended May 31,
	2011	2010
Cash paid during the period:
Interest (excluding bank charges)	$932	$360
Income taxes (net of refunds)	$254	$333

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2011.

The Company granted 246,250 options during May of 2011, which vest on February 29, 2012, expire two years from date of vesting (February 28, 2014), have an exercise price equal to $7.75, $.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 2.75 years and a grant date fair value of $3.08 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 22,500 warrants during May of 2011 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrant table below and considered exercisable at May 31, 2011.

As of May 31, 2011, the Company had unrecognized compensation costs of approximately $583 related to non-vested options. The unrecognized compensation costs related to these options will be completely recognized by February 29, 2012.

Three months ended
May 31, 2011
Dividend yield	0%
Volatility	65.4%
Risk-free interest rate	0.9%
Expected life (years)	2.8

Information regarding the Company's stock options and warrants is summarized below:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at February 28, 2011	886,250	$6.40
Granted	268,750	7.75
Exercised	—	—
Forfeited/expired	(2,500)	6.37
Outstanding and exercisable at May 31, 2011	1,152,500	$6.71	2.15

In May of 2011, the Company granted 100,000 shares of restricted stock. A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. The restricted stock awards vest one-third on February 29, 2012, one-third on February 28, 2013 and one-third on February 28, 2014. The Company expenses the cost of the restricted stock awards on a straight-line basis over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock, $7.60, is determined based on the closing price of the Company's common stock on the grant date.

The following table presents a summary of the Company's restricted stock activity for the three months ended May 31, 2011:

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 28, 2011	—	$—
Granted	100,000	7.60
Vested	—	—
Forfeited	—	—
Balance at May 31, 2011	100,000	$7.60

During the three months ended May 31, 2011, the Company recorded $5 in stock-based compensation related to restricted stock awards. As of May 31, 2011, there was $755 of unrecognized stock-based compensation expense related to unvested restricted stock awards. This expense is expected to be fully recognized by February 28, 2014.

(9)    Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 28, 2011	$7,373
Klipsch purchase adjustments (Note 8)	57,483
Balance at May 31, 2011	$64,856

At May 31, 2011, intangible assets consisted of the following:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$129,385	$—	$129,385
Customer relationships subject to amortization (5-20 years)	51,440	4,979	46,461
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	657	580
Patents subject to amortization (2-13 years)	2,943	849	2,094
License subject to amortization (5 years)	1,400	1,003	397
Contract subject to amortization (5 years)	1,557	1,225	332
Total	$187,962	$8,713	$179,249

At February 28, 2011, intangible assets consisted of the following:

	February 28, 2011
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames/Licenses not subject to amortization	$82,569	$—	$82,569
Customer relationships subject to amortization (5-20 years)	18,439	4,142	14,297
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	634	603
Patents subject to amortization (5-10 years)	1,696	797	899
License subject to amortization (5 years)	1,400	933	467
Contract subject to amortization (5 years)	1,556	1,202	354
Total	$106,897	$7,708	$99,189

The Company recorded amortization expense of $1,045 and $550 for the three months ended May 31, 2011 and 2010, respectively. The estimated aggregate amortization expense for the cumulative five years ending May 31, 2016 amounts to $4,129, $3,966, $3,849, $3,813 and $3,734.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three months ended May 31, 2011, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(10)     Equity Investments

As of May 31, 2011 and February 28, 2011, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

	May 31, 2011	February 28, 2011
Current assets	$27,075	$24,521
Non-current assets	5,123	5,240
Current liabilities	4,971	4,233
Members' equity	27,227	25,528

	Three Months Ended May 31,
	2011	2010
Net sales	$20,673	$20,276
Gross profit	6,054	5,182
Operating income	2,249	1,810
Net income	2,257	1,816

The Company's share of income from ASA for the three months ended May 31, 2011 and 2010 was $1,129 and $908, respectively.

(11)     Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2012 excluding discrete items is estimated to be 38.8% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended May 31, 2011 the Company had an effective tax rate of 39.4% and recorded an income tax expense of $1,617.

For the three months ended May 31, 2010, the Company had an effective tax rate of (132.6)% recorded an income tax benefit of $638. The income tax benefit includes a discrete item related to the recognition of a tax receivable as a result of a favorable resolution of an income tax audit offset by a tax provision related to federal, state, local and foreign taxes.

(12)    Inventory

Inventories by major category are as follows:

	May 31, 2011	February 28, 2011
Raw materials	$14,820	$10,562
Work in process	2,035	1,653
Finished goods	121,934	101,405
Inventory, net	$138,789	$113,620

(13)     Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

	Three Months Ended May 31,
	2011	2010
Opening balance	$11,981	$10,606
Accruals (includes acquired sales incentive liabilities)	14,645	5,986
Payments and credits	(8,009)	(5,600)
Reversals for unearned sales incentive	(28)	(151)
Reversals for unclaimed sales incentives	(294)	(131)
Ending balance	$18,295	$10,710

(14)     Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended May 31,
	2011	2010
Opening balance	$9,051	$13,058
Liabilities accrued for warranties issued during the period	2,642	2,582
Warranty claims paid during the period (includes the acquired warranty liabilities)	(2,184)	(4,174)
Ending balance	$9,509	$11,466

(15)    Financing Arrangements

The Company has the following financing arrangements:

	May 31, 2011	February 28, 2011
Domestic bank obligations (a)	$59,430	$—
Foreign bank obligation (b)	1,812	1,902
Euro term loan agreement (c)	2,898	3,488
Oehlbach (d)	—	86
Other (e)	5,804	4,890
Total debt	69,944	10,366
Less: current portion of long-term debt	4,075	4,471
Total long-term debt	$65,869	$5,895

(a)          Domestic Bank Obligations

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
Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

or LIBOR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 2.25 - 2.75% based on excess availability in the borrowing base. Loans designated as Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 1.25 - 1.75% based on excess availability in the borrowing base. As of May 31, 2011, the interest rate on the facility was 3.1%.
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
On March 1, 2011, the Company borrowed approximately $89 million under this credit facility as a result of its stock purchase agreement related to Klipsch Group, Inc. As of May 31, 2011, approximately $57 million was outstanding under the line.
As a result of the addition of the new Credit Facility, the Company has incurred debt financing costs of approximately $3 million which are recorded as deferred financing costs that are included in other assets and amortized through interest and bank charges over a five year period. During the three months ended May 31, 2011, the Company amortized $170 of these costs.
(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement totaling 16,000 Euros consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2012.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9%, and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of May 31, 2011, the amount of accounts receivable available for factoring exceeded the amounts outstanding under this obligation.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

The Company had a $2,000 credit line in Venezuela to fund the short-term working capital needs of the local operation. This line expired on June 30, 2011. There were no amounts outstanding as of May 31, 2011.

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

(e)          Other Debt

This amount includes a call/put option owed to certain employees of Audiovox Germany, an assumed liability in connection with the Company's Invision acquisition, and a note payable on a facility acquired in connection with the Company's Klipsch acquisition.

(16)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended May 31,
	2011	2010
Interest income	$151	$171
Rental income	140	117
Miscellaneous	190	1,213
Total Other, net	$481	$1,501

Other income for Fiscal 2011 includes a gain on forward exchange contracts of approximately $1,100.

(17)     Foreign Currency

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar fuerte) and move to a two tier exchange structure, 2.60 for essential goods and 4.30 for non-essential goods and services.  Products sold by our Venezuelan operation are classified as non-essential, however, the Company has certain US dollar denominated assets and liabilities for which the 2.60 rate was applied.  In January, 2011, the Venezuelan government eliminated the two-tier exchange rate.

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
(18)     Lease Obligations

During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. This lease was refinanced in December 2006, and expires on November 30, 2026.  On November 1, 2004, we entered into an agreement to sublease the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $46 until November 1, 2009.  The sublease lease agreement has been renewed and requires, for a term of three years, monthly payments of $50 until November 1, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.

As a result of the acquisition of Klipsch, the Company assumed a lease for the facility housing the Klipsch headquarters in Indianapolis. The lessor is Woodview, LLC, of which certain partners are executives of Klipsch. Lease payments are based on current market rates, as determined by independent valuation, and continue until the lease expiration on May 31, 2021.

Total lease payments required under all related party leases for the five-year period ending May 31, 2016 are $13,035.

At May 31, 2011, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2012	$547	$7,134
2013	574	5,747
2014	574	4,876
2015	574	4,563
2016	574	3,538
Thereafter	6,912	6,201
Total minimum lease payments	9,755	$32,059
Less: minimum sublease income	850
Net	8,905
Less: amount representing interest	3,477
Present value of net minimum lease payments	5,428
Less: current installments included in accrued expenses and other current liabilities	117
Long-term capital obligation	$5,311

The Company leases certain facilities from its principal stockholder and other executives. At May 31, 2011, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
(Dollars in thousands, except share and per share data)

2012	$2,630
2013	2,692
2014	2,728
2015	2,729
2016	2,766
Thereafter	10,635
Total	$24,180

(19)    Contingencies and Derivative Settlement

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

During the fourth quarter of Fiscal 2009, the Company became aware that certain personal consumer credit card information had been accessed by an intrusion by an unauthorized source. The Company has notified the various state and federal authorities in which the consumers reside and is offering a plan of credit monitoring and protection for the affected individuals. The Company is partially covered by insurance but anticipates amounts will be necessary to cover the cost of this issue. The Company recorded certain costs associated with this issue as of February 28, 2011, based on information available at the time. There were no additional costs recorded during the three months ended May 31, 2011.

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

(20) Subsequent Events

In October 2010, we were notified that Qualcomm has decided to suspend its direct to consumer sales of new FLO TV devices. The Company has resolved the matter with FLO TV and Qualcomm and transitioned out of the business. In June, 2011, the Company finalized its agreement with FLO TV and Qualcomm with terms that were satisfactory to both parties and did not have a material impact on the Company.

(21)    New Accounting Pronouncements

In January 2010, the FASB issued an accounting pronouncement that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on March 1, 2010. The remaining disclosure requirements of this pronouncement were effective for the Company’s first quarter in Fiscal 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
May 31, 2011
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

In January 2011, the FASB issued authoritative guidance included in ASC 805 “Business Combinations” which modifies certain pro-forma disclosures related to business combinations. The guidance was effective for the Company on March 1, 2011, and did not have a material impact on the Company's financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2011 compared to the three months ended May 31, 2010. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”. We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except share and per share data.

Business Overview

Audiovox Corporation (“Audiovox", “We", "Our", "Us" or “Company") is a leading international distributor in the accessory, mobile and consumer electronics industries. On March 1, 2011, the Company acquired Klipsch Group, Inc. and its worldwide subsidiaries, a global provider of high-end speakers for audio, multi-media and home theater applications. With our most recent acquisitions of Klipsch Group, Inc. and Invision Automotive Systems, Inc. we have added manufacturing capabilities to our business model. We conduct our business through eighteen wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. (“Audiovox Mexico”), Technuity, Inc., Code Systems, Inc, Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”), Klipsch Holding LLC ("Klipsch") and Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Energy®, Heco®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Movies2Go®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Schwaiger®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities. A summary of the Company's significant accounting policies is identified in Note 1 of the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended February 28, 2011.   Since February 28, 2011, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended May 31, 2011. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three months ended May 31, 2011 and 2010.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2011 and 2010.

Net Sales

	Three Months Ended May 31,
	2011	2010	$ Change	% Change
Electronics	$132,316	$94,519	$37,797	40.0%
Accessories	33,009	35,794	(2,785)	(7.8)
Total net sales	$165,325	$130,313	$35,012	26.9%

Electronic sales represented 80.0% of the net sales for the three months ended May 31, 2011 compared to 72.5% in the prior year period.  Approximately $35.1 million of the increase in sales from this product group was the result of our recent acquisition of Klipsch. The remaining balance of the increase in sales was the improvement in audio and video sales, partially offset by declines in consumer good products such as clock radios, camcorders, digital players and voice recorders. Further impacting Electronics sales was a decline in the satellite radio category. The major impact on our consumer electronic sales was a lack of traffic at retail.

Accessory sales represented 20.0% of our net sales for the three months ended May 31, 2011 compared to 27.5% in the prior year period.  The sales in this group continue to be impacted by the slowness in retail sales though there was some increase in international business.

Overall, a portion of our total international sales has been impacted by the strengthening of the Euro versus the U.S. dollar; and the economic and political climate in Venezuela.

During the quarter ended May 31, 2011, sales incentive expenses increased by $3.5 million primarily as a result of our Klipsch acquisition, which has several marketing programs.  The release of unearned or unclaimed sales incentives was $322.  We believe the reversal of unearned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Three Months Ended May 31,
	2011	2010
Gross profit	$43,688	$27,061
Gross margins	26.4%	20.8%

Gross margins, which increased by 560 basis points, were favorably impacted by a shift in the business away from lower margined sales such as consumer electronics and fulfillment products toward higher margined products including audio, security, accessories, video and OEM categories. Further impacting gross margins was the addition of our Klipsch acquisition.

Operating Expenses and Operating Loss

	Three Months Ended May 31,
	2011	2010	$ Change	% Change
Operating expenses:
Selling	$11,904	$8,829	$3,075	34.8%
General and administrative	22,653	17,330	5,323	30.7
Engineering and technical support	3,811	2,389	1,422	59.5
Acquisition-related costs	1,343	—	1,343	N/A
Total operating expenses	$39,711	$28,548	$11,163	39.1%

Operating (loss) income	$3,977	$(1,487)	$5,464	(367.5)%

Operating expenses increased $11.2 million for the three months ended May 31, 2011 from $28,548 in the three months ended May 31, 2010.  As a percentage of net sales, operating expenses increased to 24.0% as compared to 21.9% for the three months ended May 31, 2010.  The increase in total operating expenses was primarily due to our Klipsch acquisition, which accounted for $9.6 million, and a success fee of $1,250 paid in connection with this acquisition.

Other Income (Expense)

	Three Months Ended May 31,
	2011	2010	$ Change	% Change
Interest and bank charges	$(1,483)	$(441)	$(1,042)	236.3%
Equity in income of equity investees	1,129	908	221	0.2
Other, net	481	1,501	(1,020)	(0.7)
Total other income	$127	$1,968	$(1,841)	(93.5)%

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany, and interest for a capital lease.

Other income decreased due to the absence of gains on forward exchange contracts recorded during Fiscal 2011, and an other than temporary impairment charge recorded during the three months ended May 31, 2011 relating to its Bliss-tel investment.

Income Tax Benefit/Provision

The effective tax rate for the three months ended May 31, 2011 was 39.4% compared to an income tax benefit of (132.6)% in the prior period.  The effective tax rate for the three months ended May 31, 2011 is different than the statutory rate primarily related to the tax effect of non-deductible expenses and state and local taxes. The effective tax rate for the three months ended May 31, 2010 is different than the statutory rate primarily due to a discrete item related to the recognition of a tax receivable as a result of the favorable resolution of an income tax audit.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended May 31,
	2011	2010
Net income	$2,487	$1,119
Net income per common share:
Basic	$0.11	$0.05
Diluted	$0.11	$0.05

Net income for the three months ended May 31, 2011 was $2,487 compared to a net income of $1,119 in the three months ended May 31, 2010.  Net income per share for the three months ended May 31, 2011 was $0.11 (diluted) as compared to net income per share of $0.05 (diluted) for the prior year period.

Adjusted EBITDA

Adjusted EBITDA is not a financial measure recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest expense, taxes, depreciation and amortization, stock-based compensation expense and costs relating to the Klipsch acquisition. Depreciation, amortization, and stock-based compensation expense are non-cash items.
We present adjusted EBITDA in this Form 10-Q because we consider it to be a useful and appropriate supplemental measure of our performance. Adjusted EBITDA helps us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of costs relating to the Klipsch acquisition allows for a more meaningful comparison of our results from period-to-period. This non-GAAP measure, as we define it, is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA prepared in accordance with GAAP. Adjusted EBITDA is not intended to represent, and should not be considered to be a more meaningful measure than, or an alternative to, a measure of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income to Adjusted EBITDA

	Three Months Ended May 31,
	2011	2010
Net income	$2,487	$1,119
Adjustments:
Interest expense, net	1,483	441
Depreciation and amortization	2,532	2,150
Taxes	1,617	(638)
EBITDA	8,119	3,072
Stock-based compensation	250	428
Klipsch acquisition costs	1,343	—
Adjusted EBITDA	$9,712	$3,500

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2011, we had working capital of $187,455 which includes cash and short-term investments of $16,237, compared with working capital of $258,528 at February 28, 2011, which included cash and short-term investments of $98,630. The decrease in cash is primarily due to our recent Klipsch acquisition (a portion of which was partially funded by a new credit facility), partially offset by a decrease in accounts receivable and inventory.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $28,748 for the three months ended May 31, 2011 principally due to decreased accounts receivables.

•	The Company experienced increased accounts receivable turnover of 5.6 during the three months ended May 31, 2011 compared to 5.3 during the three months ended May 31, 2010.

•	Inventory turnover declined to 3.1 during the three months ended May 31, 2011 compared to 3.3 during the three months ended May 31, 2010.

Investing activities used cash of $167,675 and $980 during the three months ended May 31, 2011 and 2010, respectively, primarily due to the Company's acquisition of Klipsch.

Financing activities provided cash of $56,371 during the three months ended May 31, 2011, primarily from borrowings on bank obligations used to finance the Klipsch acquisition.

As of March 1, 2011, the Company has a revolving credit facility (the “Credit Facility”) with an aggregated committed availability of up to $175 million (the “Maximum Credit”). This amount may be increased at the option of the Company up to a maximum of $200 million. The Credit Facility includes a $25 million sublimit for issuances of letters of credit and a $20 million sublimit for Swing Loans. The Company may borrow under the Credit Facility as needed, provided the aggregate amounts outstanding will not exceed 85% of certain eligible accounts receivable, plus 65% of certain eligible inventory balances less the outstanding amounts for Letters of Credit Usage, if applicable. This amount may be further reduced by the aggregated amounts of reserves that may be required at the reasonable discretion of Wells Fargo in its role as the Administrative Agent. The Company may designate specific borrowings under the Credit Facility as either Base Rate or LIBOR Rate loans, based on certain restrictions, with interest rates of the base rate plus a margin from 1.25 - 1.75%, or LIBOR plus a margin from 2.25 - 2.75%, on the respective categories. On March 1, 2011, the Company borrowed approximately $89 million under this credit facility as a result of its stock purchase agreement related to Klipsch Group, Inc.  All amounts outstanding under the Credit Facility will mature and become due on March 1, 2016. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans.   Further details regarding the facility are outlined in Note 15(a) of this report. At May 31, 2011, the Company had $2,717 outstanding in standby letters of credit. No commercial letters of credit were outstanding as of May 31, 2011.
Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2011, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,755	$548	$1,147	$1,147	$6,913
Operating leases (2)	32,060	7,134	10,623	8,102	6,201
Total contractual cash obligations	$41,815	$7,682	$11,770	$9,249	$13,114
	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years
Bank obligations (3)	$61,242	$1,812	$—	$59,430	$—
Stand-by letters of credit (4)	2,717	2,717	—	—	—
Debt (5)	8,702	2,405	5,759	315	223
Contingent earn-out payments (6)	5,298	2,090	2,703	505	—
Unconditional purchase obligations (7)	81,597	81,597	—	—	—
Total commercial commitments	$159,556	$90,621	$8,462	$60,250	$223

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $117 and $5,311, respectively at May 31, 2011.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Audiovox Germany Euro asset-based lending facility at May 31, 2011.

4.	We issue standby and commercial letters of credit to secure certain bank obligations and insurance requirements.

5.
This amount includes amounts due under a call-put option with certain employees of Audiovox Germany; amounts outstanding under a loan agreement for Audiovox Germany; a note payable to a vendor in connection with our Invision acquisition; and

an assumed mortgage on a facility in connection with our Klipsch acquisition.

6.	Represents contingent payments in connection with the Thomson Accessory, Thomson Audio/Video and Invision acquisitions.

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

Acquisitions

On March 1, 2011, the Company, through its wholly-owned subsidiary, Soundtech LLC, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries ("Klipsch") for a total purchase price of $167.3 million, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch adds world-class brand names to Audiovox's offerings, increases its distribution network, both domestically and abroad, and provides the Company with entry into the high-end residential and commercial installation market.

The Company entered into a $175 million credit agreement with Wells Fargo Capital Finance, LLC to fund a portion of the acquisition and future working capital needs, as applicable. A portion of the acquisition and all related transaction costs were funded with approximately $78.2 million in cash on hand, with $89.1 million borrowed under the Credit Agreement to fund the balance.

The Company acquired approximately $38.7 million in net assets. Intangible assets acquired were estimated at $81 million with the remaining purchase price allocated to goodwill. Management is in the process of determining the final purchase price. Details of the preliminary tangible and intangible assets acquired are outlined in Note 2 of this report.

Subsequent Events

In October 2010, we were notified that Qualcomm has decided to suspend its direct to consumer sales of new FLO TV devices. The Company has resolved the matter with FLO TV and Qualcomm and transitioned out of the business. In June, 2011, the Company finalized its agreement with FLO TV and Qualcomm with terms that were satisfactory to both parties and did not have a material impact on the Company.

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

As a result of the acquisition of Klipsch, the Company assumed a lease for the facility housing the Klipsch headquarters in Indianapolis. The lessor is Woodview, LLC, of which certain partners are executives of Klipsch. Lease payments are based on current market rates, as determined by independent valuation, and continue until the lease expiration on May 31, 2021.

Total lease payments required under all related party leases for the five-year period ending May 31, 2016 are $$13,035.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements (see Note 19) to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our market risk sensitive instruments since February 28, 2011 with the exception of our Venezuelan operation. The Company’s sales for the first fiscal quarter of 2011 were impacted by the economic and political situation in Venezuela, which has resulted in work stoppages at the car manufacturers due to parts shortages and issues with foreign exchange. Venezuela represented 2% of sales for the quarter. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds. The Company will continue to monitor the situation.

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 14 of the Form 10-K for the fiscal year ended February 28, 2011 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended May 31, 2011.

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

July 11, 2011

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer