Form 10-Q
period 2011-08-31
AUDIOVOX CORP
filed 2011-10-11
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐       No   ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 7, 2011
Class A Common Stock	20,813,005 Shares
Class B Common Stock	2,260,954 Shares

Audiovox Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Audiovox Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 31, 2011	February 28, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$14,339	$98,630
Accounts receivable, net	117,703	108,048
Inventory, net	151,137	113,620
Receivables from vendors	6,746	8,382
Prepaid expenses and other current assets	8,722	9,382
Deferred income taxes	4,330	2,768
Total current assets	302,977	340,830
Investment securities	13,086	13,500
Equity investments	13,939	12,764
Property, plant and equipment, net	24,017	19,563
Goodwill	88,373	7,373
Intangible assets, net	176,847	99,189
Deferred income taxes	12	6,244
Other assets	4,114	1,634
Total assets	$623,365	$501,097
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,008	$27,341
Accrued expenses and other current liabilities	43,750	36,500
Income taxes payable	2,435	1,610
Accrued sales incentives	17,876	11,981
Deferred income taxes	417	399
Current portion of long-term debt	3,498	4,471
Total current liabilities	121,984	82,302
Long-term debt	55,349	5,895
Capital lease obligation	5,273	5,348
Deferred compensation	3,250	3,554
Other tax liabilities	1,788	1,788
Deferred tax liabilities	30,804	4,919
Other long-term liabilities	4,509	4,345
Total liabilities	222,957	108,151
Commitments and contingencies
Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 22,630,837 shares issued and 20,813,005 shares outstanding at August 31, 2011 and February 28, 2011	226	226

Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at August 31, 2011 and February 28, 2011	22	22
Paid-in capital	278,272	277,896
Retained earnings	142,953	137,027
Accumulated other comprehensive (loss)	(2,689)	(3,849)
Treasury stock, at cost, 1,817,832 shares of Class A common stock at August 31, 2011 and February 28, 2011	(18,376)	(18,376)
Total stockholders' equity	400,408	392,946
Total liabilities and stockholders' equity	$623,365	$501,097

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Operations
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Net sales	$158,337	$129,297	$323,662	$259,611
Cost of sales	114,475	101,827	236,112	205,079
Gross profit	43,862	27,470	87,550	54,532
Operating expenses:
Selling	11,199	7,623	23,103	16,452
General and administrative	20,765	16,032	43,418	33,362
Engineering and technical support	4,007	3,640	7,818	6,029
Acquisition-related costs	239	—	1,583	—
Total operating expenses	36,210	27,295	75,922	55,843
Operating income (loss)	7,652	175	11,628	(1,311)
Other (expense) income:
Interest and bank charges	(1,392)	(479)	(2,875)	(920)
Equity in income of equity investees	890	840	2,019	1,748
Other, net	(1,227)	498	(746)	1,998
Total other (expense) income, net	(1,729)	859	(1,602)	2,826
Income before income taxes	5,923	1,034	10,026	1,515
Income tax expense (benefit)	2,484	389	4,101	(249)
Net income	$3,439	$645	$5,925	$1,764
Net income per common share (basic)	0.15	$0.03	$0.26	$0.08
Net income per common share (diluted)	$0.15	$0.03	$0.25	$0.08
Weighted-average common shares outstanding (basic)	23,073,959	22,893,161	23,073,959	22,890,174
Weighted-average common shares outstanding (diluted)	23,254,296	23,043,136	23,268,241	23,037,640

See accompanying notes to consolidated financial statements.

Audiovox Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$5,925	$1,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,056	4,206
Bad debt expense	551	444
Equity in income of equity investees	(2,019)	(1,748)
Distribution of income from equity investees	843	694
Deferred income tax expense	359	1
Non-cash compensation adjustment	577	153
Non-cash stock based compensation expense	376	856
Loss (gain) on sale of property, plant and equipment	7	(1)
Impairment loss on marketable securities	1,177	—
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	19,563	31,580
Inventory	(6,473)	(24,991)
Receivables from vendors	1,650	(4,091)
Prepaid expenses and other	(1,620)	1,837
Investment securities-trading	429	(212)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	8,954	88
Income taxes payable	787	558
Net cash provided by operating activities	36,142	11,138
Cash flows from investing activities:
Purchases of property, plant and equipment	(982)	(1,761)
Purchase of short-term investments	—	(20,000)
Sale of short-term investments	—	62
Purchase of long-term investments	—	(70)
Repayment of notes receivable	116	109
Purchase of acquired business	(167,253)	—
Net cash used in investing activities	(168,119)	(21,660)
Cash flows from financing activities:
Repayment of short-term debt	(536)	—
Principal payments on capital lease obligation	(43)	(137)
Repayment of bank obligations	(40,324)	(5,909)
Borrowings on bank obligations	88,520	232
Proceeds from exercise of stock options	—	60
Net cash provided by (used in) financing activities	47,617	(5,754)
Effect of exchange rate changes on cash	69	(288)
Net decrease in cash and cash equivalents	(84,291)	(16,564)
Cash and cash equivalents at beginning of period	98,630	69,511
Cash and cash equivalents at end of period	$14,339	$52,947

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

(2)    Acquisitions

Klipsch

On March 1, 2011, Soundtech LLC, a Delaware limited liability company and wholly-owned subsidiary of Audiovox, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries (“Klipsch”) for a total purchase price of $169.5 million, consisting of cash paid at closing of $167.3 million, including a working capital adjustment, and contingent consideration of $2.2 million as a result of a contractual arrangement with a former principal shareholder, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch adds world-class brand names to Audiovox's offerings, increases its distribution network, both domestically and abroad, and provides the Company with entry into the high-end installation market at both the residential and commercial level. In addition to the Klipsch® brand, the Klipsch portfolio includes Jamo®, Mirage®, and Energy®.
In connection with the acquisition, the Company entered into a $175 million credit agreement with Wells Fargo Capital Finance, LLC to fund a portion of the acquisition and future working capital needs, as applicable. At closing, approximately $89 million of the cash paid to fund the acquisition was borrowed under the Credit Agreement to fund the balance of the purchase price.
As the Klipsch acquisition occurred on March 1, 2011, the financial statements presented for the three and six months ended August 31, 2011 included the operations of Klipsch.
The Company is currently performing a formal valuation of the acquisition including an analysis of purchase price adjustments and a review of the assets and liabilities acquired to determine appropriate fair values. Management has estimated the fair value of tangible assets acquired and liabilities assumed based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the purchase price measurement period as the Company finalizes the valuations of the net tangible and intangible assets.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the estimated amounts assigned to goodwill and intangible asset classifications:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

As of March 1, 2011
Accounts Receivable	$28,614
Inventory	30,167
Prepaid expenses and other current assets	846
Property, plant and equipment, net	6,347
Goodwill	81,000
Intangible assets	81,063
Deferred tax assets	3,010
Total assets acquired	231,047
Accounts payable	15,796
Accrued expenses and other liabilities	12,664
Deferred tax liabilities	32,989
Net tangible and intangible assets acquired	$169,598

The preliminary amounts assigned to goodwill and intangible assets for the acquisition are as follows:

	March 1, 2011	Amortization Period (Years)
Goodwill (non-deductible)	$81,000	N/A
Tradenames (non-deductible)	46,816	Indefinite
Customer relationships	33,000	15
Patents	1,247	13
	$162,063

Acquisition related costs of $988, $93 and $239 in the three months ended February 28, May 31, and August 31, 2011, respectively, were expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of income. In addition, the Company incurred $1,250 of costs which were contingent upon the completion of the acquisition and were expensed on March 1, 2011.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Audiovox's net sales and net income for the six-months ended August 31, 2011 and August 31, 2010, assuming that the acquisition had taken place on March 1, 2010.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Six Months Ended
	August 31, 2011	August 31, 2010
Net sales:
As reported	$323,662	$259,611
Pro forma	323,662	336,666
Net income:
As reported	$5,925	$1,764
Pro forma	7,507	6,270
Basic earnings per share:
As reported	$0.26	$0.08
Pro forma	0.32	0.27
Diluted earnings per share:
As reported	$0.25	$0.08
Pro forma	0.32	0.27
Average shares - basic	23,073,959	22,890,174
Average shares - diluted	23,268,241	23,037,640

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Weighted-average common shares outstanding	23,073,959	22,893,161	23,073,959	22,890,174
Effect of dilutive securities:
Stock options, warrants and restricted stock	180,337	149,975	194,282	147,466
Weighted-average common shares and potential common shares outstanding	23,254,296	23,043,136	23,268,241	23,037,640

Stock options and warrants totaling 288,750 and 232,383 for the three months ended August 31, 2011 and 2010, respectively, and 151,678 and 225,983 for the six months ended August 31, 2011 and 2010, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at August 31, 2011:

		Fair Value Measurements at Reporting Date Using (c)
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$14,339	$14,339	$—
Derivatives
Designated for hedging	$396	$396	$—
Long-term investment securities:
Marketable securities
Trading securities	$3,375	$3,375	$—
Available-for-sale securities	65	65	—
Held-to-maturity (b)	7,523	—	7,523
Total marketable securities	10,963	3,440	7,523
Other investment at cost (a)	2,123	—	—
Total long-term investment securities	$13,086	$3,440	$7,523

The following table presents assets measured at fair value on a recurring basis at February 28, 2011:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using (c)
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$98,630	$98,630	$—
Derivatives
Designated for hedging	$238	$238	$—
Not designated	85	85	—
Total derivatives	$323	$323	$—
Long-term investment securities:
Marketable securities
Trading securities	$3,804	$3,804	$—
Available-for-sale securities	68	68	—
Held-to-maturity (b)	7,502	—	7,502
Total marketable securities	11,374	3,872	7,502
Other investment at cost (a)	2,126	—	—
Total long-term investment securities	$13,500	$3,872	$7,502

(a)	There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of this investment.

(b)
During Fiscal 2011, the Venezuelan government temporarily restricted the local brokerage houses inhibiting the Company's ability to obtain a fair value in the open market on this investment. As such, we have transferred our held-to-maturity investment in Venezuelan government bonds from Level 1 to Level 2.

(c)	The Company had no assets or liabilities classified as Level 3 as of August 31, 2011 or February 28, 2011.

The carrying amount of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; (iii) the stated or implicit interest rate approximates the current market rates or are not materially different than market rates, and (iv) are based on quoted prices in active markets.
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates (Level 1). Forward foreign currency contracts not designated under hedged transactions were valued at spot rates (Level 1). The duration of open forward foreign currency contracts range from 1 - 6 months and are classified in the balance sheet according to their terms.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statement of Operations and amounted to $9 and ($81) for the three and six months ended August 31, 2011, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments, and has held certain instruments not so designated. The following table discloses the fair value as of August 31, 2011 and February 28, 2011 for both types of derivative instruments:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2011	February 28, 2011
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$396	$—
	Prepaid expenses and other current assets	—	238

Derivatives not designated
Foreign currency contracts	Prepaid expenses and other current assets	—	85

Total derivatives		$396	$323

During the three months ended May 31, 2011, the Company settled one remaining foreign currency contract which was a derivative not designated in a hedged transaction and as such, there are no current contracts of this nature outstanding at August 31, 2011.
Cash flow hedges
In November 2010 and January 2011, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $13,500, which are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the three and six months ended August 31, 2011 was as follows:

	For the three months ended			For the six months ended
	August 31, 2011			August 31, 2011
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(161)	$(142)	$9	$(869)	$(150)	$(81)

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next nine months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of August 31, 2011, no contracts originally designated for hedge accounting were de-designated or terminated. The Company did not hold derivatives designated for hedge accounting during the first or second quarters of Fiscal 2011.

(5)    Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of August 31, 2011 and 2010, the Company had the following investments:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	August 31, 2011			February 28, 2011
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$3,375	$—	$3,375	$3,804	$—	$3,804
Available-for-sale
Cellstar	—	9	9	—	6	6
Bliss-tel	56	—	56	1,225	(1,163)	62
Held-to-maturity Investment	7,523	—	7,523	7,502	—	7,502
Total Marketable Securities	10,954	9	10,963	12,531	(1,157)	11,374
Other Long-Term Investment	2,123	—	2,123	2,126	—	2,126
Total Long-Term Investments	$13,077	$9	$13,086	$14,657	$(1,157)	$13,500

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

During the year ended February 29, 2008, the Company sold 32,898,500 shares of Bliss-tel stock resulting in a gain of $1,533. During Fiscal 2010, Bliss-tel concluded a 4:1 reverse stock split. Accordingly, all share data has been retroactively restated.  As of August 31, 2011 and February 28, 2011, the Company owns 36,250,000 shares and 22,500,000 warrants in Bliss-tel with an aggregate fair value as of August 31, 2011 of $48 and $8, respectively.

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

for the period of time is sufficient to allow for any anticipated recovery in market value. In Fiscal 2010, the Company determined that its investment in Bliss-tel was other than temporarily impaired based on its market price (which has been below cost in excess of twelve months), Bliss-tel's recent losses, its deteriorating financial position, and conditions in the local and global economy, as well as the political environment in Thailand. This impairment of $1,000 related to the approximate value of the warrants which the Company determined it would not exercise. During Fiscal 2011, the Company continued to monitor the business plans and performance of Bliss-tel. Management noted that, during the year, Bliss-tel successfully restructured its debt position on favorable terms to the company; they further reduced overhead and discontinued non-profitable locations; they weathered the political unrest in the local metropolitan environments; they raised additional capital; and finally, they retained the services of a financial consultant to develop a new business strategy. Notwithstanding these positive factors, there are certain negative factors, exclusive of those associated with macroeconomics, which impacted management's consideration of the value of this investment. Specifically, the company continued to incur significant losses from operations, which raised substantial doubt about the company's ability to continue for a period of time in which management could anticipate a full recovery. Therefore, management determined that an additional portion of its investment was other-than-temporarily impaired. A loss of $1,600 was recorded on the income statement through other income and expense during the year ended February 28, 2011. During the Company's first fiscal quarter of 2012, Bliss-tel stopped trading on the Thai stock exchange. In discussions with the company, they were in the process of changing accountants and as a result, had not filed with the exchange on time. Bliss-tel felt they would be current by their third quarter. Bliss-tel concluded their shareholders' meeting and approved an additional private issuance of shares to raise funds for the businesses. As a result of the potential further dilution of its investment, the Company recorded an additional other-than-temporary impairment loss of $300 for the three months ended May 31, 2011. During the three months ended August 31, 2011, management noted that Bliss-tel was still suspended from trading. In addition, the Company obtained an addition support loan from a managing director to temporarily fund its working capital needs. The Company has received no indication that Bliss-tel has ceased operations, however, after review of these circumstances; the dilution of the Company's position; the length of time required to recover this investment; and the continued suspension from trading as discussed above, management concluded that the balance of the impairment was other-than-temporary. As a result, an impairment loss of $877 was recorded during the three months ended August 31, 2011 with a total of $1,177 for the fiscal year to date.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,123 accounted for by the cost method. As of August 31, 2011, the Company held approximately 14% of the outstanding shares of this company.

(6)    Other Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Net income	$3,439	$645	$5,925	$1,764
Other comprehensive income (loss):
Foreign currency translation adjustments	(616)	(874)	712	(1,122)
Derivatives designated for hedging	(21)	—	(725)	—
Other-than-temporary impairment loss on available-for-sale investment	877	—	1,177	—
Unrealized holding gain (loss) on available-for-sale investment securities arising during the period, net of tax	7	439	(3)	365
Other comprehensive income (loss), net of tax	247	(435)	1,161	(757)
Total comprehensive income	$3,686	$210	$7,086	$1,007

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

The Company’s accumulated other comprehensive losses consist of the following:

	August 31, 2011	February 28, 2011
Accumulated other comprehensive losses:
Foreign exchange losses	$(2,195)	$(2,906)
Unrealized losses on investments, net of tax	(7)	(1,181)
Derivatives designated in hedging relationship	(487)	238
Total accumulated other comprehensive losses	$(2,689)	$(3,849)

The Company did not record tax expenses during the three and six months ended August 31, 2011 and 2010 as a result of the loss position for related investments.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended August 31,
	2011	2010
Cash paid during the period:
Interest (excluding bank charges)	$1,793	$697
Income taxes (net of refunds)	$464	$644

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

In addition, the Company issued 22,500 warrants during May of 2011 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrant table below and considered exercisable at August 31, 2011.

As of August 31, 2011, the Company had unrecognized compensation costs of approximately $540 related to non-vested options. The unrecognized compensation costs related to these options will be completely recognized by February 29, 2012.

Three months ended
August 31, 2011
Dividend yield	0%
Volatility	65.4%
Risk-free interest rate	0.9%
Expected life (years)	2.8

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at February 28, 2011	886,250	$6.40
Granted	268,750	7.75
Exercised	—	—
Forfeited/expired	(12,500)	7.26
Outstanding and exercisable at August 31, 2011	1,142,500	$6.70	1.91

In May of 2011, the Company granted 100,000 shares of restricted stock. A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Shares under the above grant will not be issued to the grantee before they vest. The grantee cannot transfer the rights to receive shares before the restricted shares vest. The restricted stock awards vest one-third on February 29, 2012, one-third on February 28, 2013 and one-third on February 28, 2014. The Company expenses the cost of the restricted stock awards on a straight-line basis over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock, $7.60, is determined based on the closing price of the Company's common stock on the grant date.

The following table presents a summary of the Company's restricted stock activity for the six months ended August 31, 2011:

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 28, 2011	—	$—
Granted	100,000	7.60
Vested	—	—
Forfeited	—	—
Balance at August 31, 2011	100,000	$7.60

During the three and six months ended August 31, 2011, the Company recorded $83 and $88, respectively, in stock-based compensation related to restricted stock awards. As of August 31, 2011, there was $672 of unrecognized stock-based compensation expense related to unvested restricted stock awards. This expense is expected to be fully recognized by February 28, 2014.

(9)    Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 28, 2011	$7,373
Klipsch purchase adjustments	81,000
Balance at August 31, 2011	$88,373

At August 31, 2011, intangible assets consisted of the following:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$128,112	$—	$128,112
Customer relationships subject to amortization (5-20 years)	51,302	5,804	45,498
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	678	559
Patents subject to amortization (5-10 years)	2,942	900	2,042
License subject to amortization (5 years)	1,400	1,073	327
Contract subject to amortization (5 years)	1,556	1,247	309
Total	$186,549	$9,702	$176,847

At February 28, 2011, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames/Licenses not subject to amortization	$82,569	$—	$82,569
Customer relationships subject to amortization (5-20 years)	18,439	4,142	14,297
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	634	603
Patents subject to amortization (5-10 years)	1,696	797	899
License subject to amortization (5 years)	1,400	933	467
Contract subject to amortization (5 years)	1,556	1,202	354
Total	$106,897	$7,708	$99,189

The Company recorded amortization expense of $996 and $547 for the three months ended August 31, 2011 and 2010, respectively, and $2,041 and $1,097 for the six months ended August 31, 2011 and 2010, respectively. The estimated aggregate amortization expense for the cumulative five years ending August 31, 2015 amounts to $19,342.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and six months ended August 31, 2011, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(10)    Equity Investments

As of August 31, 2011 and February 28, 2011, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	August 31, 2011	February 28, 2011
Current assets	$27,939	$24,521
Non-current assets	5,103	5,240
Current liabilities	5,163	4,233
Members' equity	27,879	25,528
	Six Months Ended August 31,
	2011	2010
Net sales	$38,969	$38,781
Gross profit	11,440	9,956
Operating income	4,024	3,470
Net income	4,037	3,496

The Company's share of income from ASA for the six months ended August 31, 2011 and 2010 was $2,019 and $1,748, respectively.

(11)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2012 excluding discrete items is estimated to be 42.1% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended August 31, 2011 the Company recorded a provision for income taxes of $2,484, which consisted of U.S., state and local and foreign taxes, including discrete items related to the accrual of interest for uncertain tax positions under ASC 740 and a change in the tax rates.  For the three months ended August 31, 2010, the Company recorded a provision for income taxes of $389 which consisted of tax benefits related to discrete items including recently enacted state tax legislation impacting the recognition of certain tax positions under ASC 740 and the tax effects of certain foreign tax matters, offset by a tax provision related to U.S., state and local and foreign taxes.

In connection with the Klipsch business combination, the Company recorded net deferred tax liabilities of approximately $30.0 million related to the basis difference between the financial reporting value and the tax value of Klipsch's assets and liabilities.

(12)    Inventory

Inventories by major category are as follows:

	August 31, 2011	February 28, 2011
Raw materials	$16,165	$10,562
Work in process	2,130	1,653
Finished goods	132,842	101,405
Inventory, net	$151,137	$113,620

(13)    Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Opening balance	$18,295	$10,710	$11,981	$10,606
Accruals	9,431	7,269	25,116	13,255
Payments and credits	(9,387)	(5,105)	(17,857)	(10,705)
Reversals for unearned sales incentive	(19)	(333)	(44)	(484)
Reversals for unclaimed sales incentives	(444)	(28)	(1,320)	(159)
Ending balance	$17,876	$12,513	$17,876	$12,513

(14)    Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Opening balance	$9,509	$11,466	$9,051	$13,058
Liabilities accrued for warranties issued during the period	3,446	1,786	6,088	5,000
Warranty claims paid during the period (includes the acquired warranty liabilities)	(3,212)	(1,203)	(5,396)	(6,009)
Ending balance	$9,743	$12,049	$9,743	$12,049

(15)     Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2011	February 28, 2011
Debt
Domestic bank obligations (a)	$49,810	$—
Foreign bank obligations (b)	1,500	1,902
Euro term loan agreement (c)	$2,907	$3,488
Oehlbach (d)	—	86
Other (e)	4,630	4,890
Total debt	58,847	10,366
Less: current portion of long-term debt	3,498	4,471
	$55,349	$5,895

(a)          Domestic Bank Obligations

On March 1, 2011, the Company entered into a revolving credit facility (the “Credit Facility”) with an aggregated committed availability of up to $175 million (the “Maximum Credit”). This amount may be increased at the option of the Company up to a maximum of $200 million. The Credit Facility includes a $25 million sublimit for issuances of letters of credit and a $20 million sublimit for Swing Loans.
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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 2.25 - 2.75% based on excess availability in the borrowing base. Loans designated as Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 1.25 - 1.75% based on excess availability in the borrowing base. As of August 31, 2011, the interest rate on the facility was 3.1%.
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
On March 1, 2011, the Company borrowed approximately $89 million under this credit facility as a result of its stock purchase agreement related to Klipsch Group, Inc. As of August 31, 2011, approximately $50 million was outstanding under the line.
As a result of the addition of the new Credit Facility, the Company has incurred debt financing costs of approximately $3 million which are recorded as deferred financing costs that are included in other assets and amortized through interest and bank charges over a five year period. During the three and six months ended August 31, 2011, the Company amortized $170 and $340, respectively, of these costs.
(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement totaling 16,000 Euros consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2012.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9%, and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of August 31, 2011, the amount of accounts receivable

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

available for factoring exceeded the amounts outstanding under this obligation.

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

(16)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Interest income	$133	$303	$285	$474
Rental income	128	140	268	257
Miscellaneous	(1,488)	55	(1,299)	1,267
Total other, net	$(1,227)	$498	$(746)	$1,998

Other income and expense includes impairment charges of $0.9 and $1.2 million for the three and six months ended August 31, 2011, a contingent consideration adjustment of approximately $1.6 million recorded during the three months ended August 31, 2011 and gains on foreign currency exchange.

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

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

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

(18)     Lease Obligations

During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. This lease was restructured in December 2006, and expires on November 30, 2026.  The Company currently subleases the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $50 for a term of three years, terminating on October 31, 2012. The Company also leases another facility from its principal stockholder which expires on November 30, 2016.

As a result of the acquisition of Klipsch, the Company assumed a lease for the facility housing the Klipsch headquarters in Indianapolis. The lessor is Woodview, LLC, of which certain partners are executives of Klipsch. Lease payments are based on current market rates, as determined by independent valuation, and continue until the lease expiration on May 31, 2021.

Total lease payments required under all related party leases for the five-year period ending May 31, 2016 are $12,743.

At August 31, 2011, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2012	$560	$7,643
2013	574	6,144
2014	574	5,342
2015	574	4,657
2016	574	2,916
Thereafter	6,768	6,203
Total minimum lease payments	9,624	$32,905
Less: minimum sublease income	700
Net	8,924
Less: amount representing interest	3,518
Present value of net minimum lease payments	5,406
Less: current installments included in accrued expenses and other current liabilities	133
Long-term capital obligation	$5,273

The Company leases certain facilities from its principal stockholder and certain other Klipsch executives. At August 31, 2011, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

2012	$2,652
2013	2,701
2014	2,738
2015	2,775
2016	1,877
Thereafter	11,002
Total	$23,745

(19)    Contingencies

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

(20)    Subsequent Events

None to report.

(21)    New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance in ASC 820 "Fair Value Measurements and Discosures" that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on March 1, 2010. The remaining disclosure requirements of this pronouncement were effective for the Company’s first quarter in Fiscal 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

In January 2011, the FASB issued authoritative guidance included in ASC 805 “Business Combinations” which modifies

Audiovox Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

certain pro-forma disclosures related to business combinations. The guidance was effective for the Company on March 1, 2011, and did not have a material impact on the Company's financial statements.

In June 2011, the FASB issued authoritative guidance included in ASC 220 "Comprehensive Income" related to the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance will not have an impact on the Company's consolidated financial results and is effective for the Company on March 1, 2012.

In September 2011, the FASB issued authoritative guidance in ASC 350 "Intangibles - Goodwill and other" intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, or the Company's first quarter of Fiscal 2013. The Company does not expect this guidance will have a material impact on its financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2011 compared to the three and six months ended August 31, 2010. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”. We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements”.

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

The Company currently reports sales data for the following two product categories:

Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, speakers, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	home and portable stereos,

▪	digital multi-media products such as personal video recorders and MP3 products,

▪	camcorders,

▪	clock-radios,

▪	digital voice recorders,

▪	home speaker systems, and

▪	portable DVD players.

Accessories products include:

▪	High-Definition Television (“HDTV”) antennas,

▪	Wireless Fidelity (“WiFi”) antennas,

▪	High-Definition Multimedia Interface (“HDMI”) accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,

▪	power supply systems,

▪	electronic equipment cleaning products, and

▪	set-top boxes.

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

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended August 31, 2011. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and six months ended August 31, 2011 and 2010.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2011 and 2010.

Net Sales

	August 31,
	2011	2010	$ Change	% Change
Three Months Ended:
Electronics	$126,694	$95,199	$31,495	33.1%
Accessories	31,643	34,098	(2,455)	(7.2)
Total consolidated net sales	$158,337	$129,297	$29,040	22.5%
Six Months Ended:
Electronics	$259,010	$189,719	$69,291	36.5%
Accessories	64,652	69,892	(5,240)	(7.5)
Total consolidated net sales	$323,662	$259,611	$64,051	24.7%

Electronic sales represented 80.0% of the net sales for the three and six months ended August 31, 2011, compared to 73.6% and 73.1% in the prior year periods. For the three and six months ended August 31, 2011, approximately $39,500 and $74,600, respectively of the increase in sales from this product group was the result of our recent acquisition of Klipsch.  In addition, the electronics group experienced increases in its OEM manufacturing lines due to increases in domestic automotive sales and the launch of new programs, both domestically and internationally. These increases were partially offset by a decline in sales of consumer electronics products including camcorders, clock radios, digital players and digital voice recorders as a result of the economy; the absence of FLO-TV products, whose program ended in the third quarter of Fiscal 2011; a decline in satellite fulfillment sales; and a decline in our audio product line. The audio decline is partially offset by sales related to new product introductions. Overall, the decline in electronic sales in the domestic market was partially offset by increases in our international markets.

Accessory sales represented 20.0% of our net sales for the three and six months ended August 31, 2011, compared to 26.4% and 26.9% in the prior year periods.  The decline in the accessories group was primarily related to lower domestic consumer sales as a result of the economy. These declines were partially offset by increased sales in our international markets.

During the quarter ended August 31, 2011, sales incentive expenses increased by $2,069 primarily as a result of our Klispch acquisition, which has several marketing programs. Sales incentive expenses for the six months ended August 31, 2011 increased $3,905 primarily as a result of the Klipsch acquisition, partially offset by a decline in Accessories sales which has higher sales incentives. The release of unearned or unclaimed sales incentives was $463 and $1,364 for the three and six months ended August 31, 2011, respectively. We believe the reversal of earned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	August 31,
	2011	2010	$ Change	% Change
Three Months Ended:
Gross profit	$43,862	$27,470	$16,392	59.7%
Gross margin percentage	27.7%	21.2%
Six Months Ended:
Gross profit	$87,550	$54,532	$33,018	60.5%
Gross margin percentage	27.0%	21.0%

Gross margins, which increased by 650 and 600 basis points for the three and six months ended August 31, 2011, respectively, were favorably impacted by increased sales in OEM related products; better margins in our existing product lines; new product introductions; the Klipsch acquisition; and lower sales in our fulfillment business.

Operating Expenses and Operating Loss

	August 31,
	2011	2010	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$11,199	$7,623	$3,576	46.9%
General and administrative	20,765	16,032	4,733	29.5
Engineering and technical support	4,007	3,640	367	10.1
Acquisition-related costs	239	—	239	100.0%
Total operating expenses	$36,210	$27,295	$8,915	32.7%

Operating income	$7,652	$175	$7,477	4,272.6%

Six Months Ended:
Operating expenses:
Selling	$23,103	$16,452	$6,651	40.4%
General and administrative	$43,418	$33,362	$10,056	30.1%
Engineering and technical support	$7,818	$6,029	$1,789	29.7%
Acquisition-related costs	$1,583	$—	$1,583	100.0%
Total operating expenses	$75,922	$55,843	$20,079	36.0%

Operating income (loss)	$11,628	$(1,311)	$12,939	(987.0)%

Operating expenses increased $8,915 and $20,079 for the three and six months ended August 31, 2011, respectively, from $27,295 and $55,843 in the comparable prior year periods.  As a percentage of net sales, operating expenses increased to 22.9% and 23.5% as compared to 21.1% and 21.5% for the comparable prior year period. The increase in total operating expenses was due to our recent acquisition of Klipsch which accounted for $9.6 million and $19.2 million during the three and six months ended August 31, 2011, respectively, as well as an increase in compensation expense as a result of performance related targets.  These increases were partially offset by reductions in depreciation expense, headcount reductions in select groups, and a benefit recorded related to a put options.

Other Income (Expense)

	August 31,
	2011	2010	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,392)	$(479)	$(913)	190.6%
Equity in income of equity investees	890	840	50	6.0
Other, net	(1,227)	498	(1,725)	(346.4)
Total other income	$(1,729)	$859	$(2,588)	(301.3)%

Six Months Ended:
Interest and bank charges	$(2,875)	$(920)	$(1,955)	212.5%
Equity in income of equity investees	2,019	1,748	271	15.5
Other, net	(746)	1,998	(2,744)	(137.3)
Total other income	$(1,602)	$2,826	$(4,428)	(156.7)%

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany, interest for a capital lease, and amortization of a debt discount on our new facility. The increase in the expenses for the three and six months ended August 31, 2011, is due primarily to interest expense, fees and amortization of deferred financing costs related to the Credit Facility entered into on March 1, 2011.

Other income decreased due to the absence of gains on forward exchange contracts recorded during Fiscal 2011, a contingent consideration adjustment of approximately $1,500 recorded during the three months ended August 31, 2011, and an other than temporary impairment charge recorded during the three and six months ended August 31, 2011 of $877 and $1,177, respectively, relating to its Bliss-tel investment, partially offset by gains from foreign currency.

Income Tax Benefit/Provision

The effective tax rate for the three and six months ended August 31, 2011 was a provision for income taxes of 41.9% and 40.9% compared to a provision (benefit) for income taxes of 37.6% and 16.4% in the comparable prior periods.  The effective tax rate for the six-months ended August 31, 2011 is different than the statutory rate primarily to state and local taxes, differences between the U.S. and foreign tax rates and no tax benefit provided related to the impairment charge for Bliss-tel.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Net income	$3,439	$645	$5,925	$1,764
Net income per common share:
Basic	$0.15	$0.03	$0.26	$0.08
Diluted	$0.15	$0.03	$0.25	$0.08

Net income increased for the three and six months ended August 31, 2011 versus the prior year periods primarily as a result of a the addition of our Klipsch acquisition and improved profit margins, partially offset by increased tax provisions.

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

Reconciliation of GAAP Net Income to Adjusted EBITDA

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Net income	$3,439	$645	$5,925	$1,764
Adjustments:
Interest expense, net	1,392	479	2,875	920
Depreciation and amortization	2,467	2,042	4,999	4,192
Taxes	2,484	389	4,101	(249)
EBITDA	9,782	3,555	17,900	6,627
Stock-based compensation	126	428	376	856
Klipsch acquisition costs	239	—	1,583	—
Adjusted EBITDA	$10,147	$3,983	$19,859	$7,483

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2011, we had working capital of $180,993 which includes cash and short-term investments of $14,339, compared with working capital of $258,528 at February 28, 2011, which included cash and short-term investments of $98,630. The decrease in cash is primarily due to our recent Klipsch acquisition (a portion of which was partially funded by a new credit facility) and payments on the outstanding line, partially offset by a decrease in accounts receivable and an increase in accounts payable and accrued expenses.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $36,142 for the six months ended August 31, 2011 principally due to decreased accounts receivables, net income before depreciation and amortization, and an increase in accounts payable and accrued expenses.

•	The Company experienced increased accounts receivable turnover of 5.5 during the six months ended August 31, 2011 compared to 5.3 during the six months ended August 31, 2010.

•	Inventory turnover declined to 2.7 during the six months ended August 31, 2011 compared to 2.8 during the six months ended August 31, 2010, as a result of the entrance into our seasonal period.

Investing activities used cash of $(168,119) during the six months ended August 31, 2011, primarily due to the Klipsch acquistion.

Financing activities provided cash of $47,617 during the six months ended August 31, 2011, primarily from borrowings on bank obligations used to finance the Klipsch acquisition, offset by repayments of those obligations.

As of March 1, 2011, the Company has a revolving credit facility (the “Credit Facility”) with an aggregated committed availability of up to $175 million (the “Maximum Credit”). This amount may be increased at the option of the Company up to a maximum of $200 million. The Credit Facility includes a $25 million sublimit for issuances of letters of credit and a $20 million sublimit for Swing Loans. The Company may borrow under the Credit Facility as needed, provided the aggregate amounts outstanding will not exceed 85% of certain eligible accounts receivable, plus 65% of certain eligible inventory balances less the outstanding amounts for Letters of Credit Usage, if applicable. This amount may be further reduced by the aggregated amounts of reserves that may be required at the reasonable discretion of Wells Fargo in its role as the Administrative Agent. The Company may designate specific borrowings under the Credit Facility as either Base Rate or LIBOR Rate loans, based on certain restrictions, with interest rates of the base rate plus a margin from 1.25 - 1.75%, or LIBOR plus a margin from 2.25 - 2.75%, on the respective categories. On March 1, 2011, the Company borrowed approximately $89 million under this credit facility as a result of its stock purchase agreement related to Klipsch Group, Inc.  All amounts outstanding under the Credit Facility will mature and become due on March 1, 2016. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans.   Further details regarding the facility are outlined in Note 15(a) of this report. At August 31, 2011, the Company had $817 outstanding in standby letters of credit. No commercial letters of credit were outstanding as of August 31, 2011.
Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2011, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,624	$560	$1,148	$1,148	$6,768
Operating leases (2)	32,905	7,643	11,486	7,573	6,203
Total contractual cash obligations	$42,529	$8,203	$12,634	$8,721	$12,971
	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years
Bank obligations (3)	$51,310	$1,500	$—	$49,810	$—
Stand-by and commercial letters of credit (4)	817	817	—	—	—
Debt (5)	7,537	1,998	5,039	318	182
Contingent earn-out payments (6)	7,988	3,520	4,086	382	—
Unconditional purchase obligations (7)	91,411	91,411	—	—	—
Total commercial commitments	$159,063	$99,246	$9,125	$50,510	$182

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $133 and $5,273, respectively at August 31, 2011.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Audiovox Germany Euro asset-based lending facility at August 31, 2011.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts due under a call-put option with certain employees of Audiovox Germany; amounts outstanding under a loan agreement for Audiovox Germany; a note payable to a vendor in connection with our Invision acquisition; and an assumed mortgage on a facility in connection with our Klipsch acquisition.

6.	Represents contingent payments in connection with the Thomson Accessory, Thomson Audio/Video, Invision, and Klipsch acquisitions.

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

Acquisitions

On March 1, 2011, the Company, through its wholly-owned subsidiary, Soundtech LLC, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries ("Klipsch") for a total purchase price of $169.5 million including contingent consideration of $2.2 million as a result of a contractual agreement with a former principal shareholder, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch adds world-class brand names to Audiovox's offerings, increases its distribution network, both domestically and abroad, and provides the Company with entry into the high-end residential and commercial installation market.

The Company entered into a $175 million credit agreement with Wells Fargo Capital Finance, LLC to fund a portion of the acquisition and future working capital needs, as applicable. A portion of the acquisition and all related transaction costs were funded with approximately $78.2 million in cash on hand, with $89.1 million borrowed under the Credit Agreement to fund the balance.

The Company acquired approximately $42.4 million in net assets. Intangible assets acquired were estimated at $81 million with the remaining purchase price allocated to goodwill. Management is in the process of determining the final purchase price. Details of the preliminary tangible and intangible assets acquired are outlined in Note 2 of this report.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  The Company subleases the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $50 for a term of three years, which expires October 31, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.

As a result of the acquisition of Klipsch, the Company assumed a lease for the facility housing the Klipsch headquarters in Indianapolis. The lessor is Woodview, LLC, of which certain partners are executives of Klipsch. Lease payments are based on current market rates, as determined by independent valuation, and continue until the lease expiration on May 31, 2021.

Total lease payments required under all related party leases for the five-year period ending August 31, 2016 are $12,743.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements (see Note 21) to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations  primarily in Germany, Canada,  Mexico, Denmark, the Netherlands, France and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended August 31, 2011, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $3.9 million and $0.3 million, respectively. For the six months ended August 31, 2011, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $7.8 million and $0.5 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The only significant change in our market risk sensitive instruments since February 28, 2011, is the addition of our Klipsch acquisition whose results are noted in the above sales and net income amounts. The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented 2% of quarterly and year to date sales. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds (see Note 4).

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and six month period ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 19 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 13 of the Form 10-K for the fiscal year ended February 28, 2011 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and six months ended August 31, 2011.

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

101
The following materials from Audiovox Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOVOX CORPORATION

October 11, 2011

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer