Form 10-Q
period 2011-11-30
VOXX International Corp
filed 2012-01-09
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-28839

VOXX International Corporation
(formerly known as Audiovox Corporation)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐       No   ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 9, 2012
Class A Common Stock	20,813,705 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	November 30, 2011	February 28, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,836	$98,630
Accounts receivable, net	163,476	108,048
Inventory, net	147,785	113,620
Receivables from vendors	4,222	8,382
Prepaid expenses and other current assets	8,967	9,382
Deferred income taxes	2,338	2,768
Total current assets	345,624	340,830
Investment securities	13,027	13,500
Equity investments	14,730	12,764
Property, plant and equipment, net	23,199	19,563
Goodwill	87,366	7,373
Intangible assets, net	177,327	99,189
Deferred income taxes	11	6,244
Other assets	3,718	1,634
Total assets	$665,002	$501,097
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$58,799	$27,341
Accrued expenses and other current liabilities	54,004	36,500
Income taxes payable	4,990	1,610
Accrued sales incentives	21,226	11,981
Deferred income taxes	388	399
Current portion of long-term debt	4,293	4,471
Total current liabilities	143,700	82,302
Long-term debt	67,659	5,895
Capital lease obligation	5,235	5,348
Deferred compensation	3,224	3,554
Other tax liabilities	1,788	1,788
Deferred tax liabilities	30,931	4,919
Other long-term liabilities	4,459	4,345
Total liabilities	256,996	108,151
Commitments and contingencies
Stockholders' equity:
Series preferred stock, $.01 par value; 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock:

Class A, $.01 par value; 60,000,000 shares authorized, 22,630,837 shares issued and 20,813,705 shares outstanding at November 30, 2011 and 60,000,000 shares authorized, 22,630,837 shares issued and 20,813,005 shares outstanding February 28, 2011	226	226
Class B convertible, $.01 par value; 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at November 30, 2011 and February 28, 2011	22	22
Paid-in capital	278,625	277,896
Retained earnings	151,810	137,027
Accumulated other comprehensive loss	(4,301)	(3,849)
Treasury stock, at cost, 1,817,132 shares of Class A common stock at November 30, 2011 and 1,817,832 shares of Class A common stock at February 28, 2011	(18,376)	(18,376)
Total stockholders' equity	408,006	392,946
Total liabilities and stockholders' equity	$665,002	$501,097

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Net sales	$206,803	$163,167	$530,465	$422,778
Cost of sales	146,960	128,570	383,072	333,650
Gross profit	59,843	34,597	147,393	89,128
Operating expenses:
Selling	12,620	9,498	35,723	25,951
General and administrative	24,740	16,674	68,159	50,034
Engineering and technical support	4,021	3,023	11,839	9,052
Acquisition-related costs	25	—	1,607	—
Total operating expenses	41,406	29,195	117,328	85,037
Operating income	18,437	5,402	30,065	4,091
Other (expense) income:
Interest and bank charges	(1,371)	(471)	(4,246)	(1,392)
Equity in income of equity investees	1,236	600	3,255	2,348
Other, net	(3,308)	363	(4,054)	2,363
Total other (expense) income, net	(3,443)	492	(5,045)	3,319
Income before income taxes	14,994	5,894	25,020	7,410
Income tax expense	6,136	2,035	10,237	1,786
Net income	$8,858	$3,859	$14,783	$5,624
Net income per common share (basic)	$0.38	$0.17	$0.64	$0.25
Net income per common share (diluted)	$0.38	$0.17	$0.64	$0.24
Weighted-average common shares outstanding (basic)	23,074,030	22,934,211	23,073,983	22,904,746
Weighted-average common shares outstanding (diluted)	23,074,030	23,098,948	23,203,504	23,057,969

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,783	$5,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,936	5,899
Bad debt expense	1,323	447
Equity in income of equity investees	(3,255)	(2,348)
Distribution of income from equity investees	1,288	694
Deferred income tax expense	2,257	2
Non-cash compensation adjustment	121	519
Non-cash stock based compensation expense	436	1,284
Loss on sale of property, plant and equipment	16	14
Impairment loss on marketable securities	1,225	182
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(29,850)	(1,522)
Inventory	(5,203)	(31,783)
Receivables from vendors	4,159	3,128
Prepaid expenses and other	(630)	4,987
Investment securities-trading	395	(627)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	29,293	6,174
Income taxes payable	3,444	2,323
Net cash provided by (used in) operating activities	27,738	(5,003)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,155)	(2,506)
Purchase of short-term investments	—	(27,023)
Proceeds from sale of short-term investments	—	3,032
Purchase of long-term investments	—	(200)
Proceeds from sale of long-term investments	—	4,368
Repayment of notes receivable	175	139
Purchase of acquired business	(167,271)	(172)
Net cash used in investing activities	(169,251)	(22,362)
Cash flows from financing activities:
Repayment of short-term debt	(660)	(3,593)
Principal payments on capital lease obligation	(66)	(158)
Repayment of bank obligations	(27,225)	(1,401)
Borrowings on bank obligations	89,702	558
Proceeds from exercise of stock options	—	499
Net cash provided by (used in) financing activities	61,751	(4,095)
Effect of exchange rate changes on cash	(32)	(228)
Net decrease in cash and cash equivalents	(79,794)	(31,688)
Cash and cash equivalents at beginning of period	98,630	69,511
Cash and cash equivalents at end of period	$18,836	$37,823

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and subsidiaries (“Voxx” or the “Company”), formerly Audiovox Corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2011.

We have determined that we operate in one reportable segment, the Electronics Group, based on review of ASC 280 “Segment Reporting”.

(2)    Acquisitions

Klipsch

On March 1, 2011, Soundtech LLC, a Delaware limited liability company and wholly-owned subsidiary of Voxx, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries (“Klipsch”) for a total purchase price of $169.6 million, consisting of cash paid at closing of $167.4 million, including a working capital adjustment, and contingent consideration of $2.2 million as a result of a contractual arrangement with a former principal shareholder, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch adds world-class brand names to Audiovox's offerings, increases its distribution network, both domestically and abroad, and provides the Company with entry into the high-end installation market at both the residential and commercial level. In addition to the Klipsch® brand, the Klipsch portfolio includes the brands Jamo®, Mirage®, and Energy®.
In connection with the acquisition, the Company entered into a $175 million credit agreement with Wells Fargo Capital Finance, LLC to fund a portion of the acquisition and future working capital needs, as applicable. At closing, approximately $89 million of the cash paid was borrowed under the Credit Agreement to fund the balance of the purchase price.
As the Klipsch acquisition occurred on March 1, 2011, the consolidated financial statements presented for the three and nine months ended November 30, 2011 included the operations of Klipsch.
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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

As of March 1, 2011
Accounts Receivable	$28,614
Inventory	30,167
Prepaid expenses and other current assets	846
Property, plant and equipment, net	6,347
Goodwill	79,993
Intangible assets	82,563
Deferred tax assets	3,086
Total assets acquired	231,616
Accounts payable	15,796
Accrued expenses and other liabilities	12,664
Deferred tax liabilities	33,557
Net tangible and intangible assets acquired	$169,599

During the measurement period, the Company recorded $30.5 million of net deferred tax liabilities related to the basis difference between the financial reporting value and the tax value, and adjustments to the intangible asset values in connection with our preliminary purchase price valuation. In addition, the original purchase price allocation was adjusted by $2.2 million during the quarter ended August 31, 2011 to account for contingent purchase price consideration. As a result of these changes, goodwill associated with this transaction was adjusted accordingly.

The preliminary amounts assigned to goodwill and intangible assets for the acquisition are as follows:

	March 1, 2011	Amortization Period (Years)
Goodwill (non-deductible)	$79,993	N/A
Tradenames (non-deductible)	49,316	Indefinite
Customer relationships	32,000	15
Patents	1,247	13
	$162,556

Acquisition related costs of $988, $93, $239 and $25 in the three months ended February 28, May 31, August 31, and November 30, 2011, respectively, were expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income. In addition, the Company incurred $1,250 of costs which were contingent upon the completion of the acquisition and were expensed on March 1, 2011.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on net sales and net income for the nine months ended November 30, 2011 and November 30, 2010, assuming that the acquisition had taken place on March 1, 2010.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Nine Months Ended
	November 30, 2011	November 30, 2010
Net sales:
As reported	$530,465	$422,778
Pro forma	530,465	552,082
Net income:
As reported	$14,783	$5,624
Pro forma	15,733	15,587
Basic earnings per share:
As reported	$0.64	$0.25
Pro forma	0.61	0.68
Diluted earnings per share:
As reported	$0.64	$0.24
Pro forma	0.68	0.68
Average shares - basic	23,073,983	22,904,746
Average shares - diluted	23,203,504	23,057,969

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisition occurred on the first day of Fiscal 2011. These adjustments include costs such as an estimate for amortization and depreciation associated with intangible and fixed assets acquired, additional financing costs as a result of the acquisition, and the movement of expenses specific to the acquisition from Fiscal 2012 to Fiscal 2011. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transaction occurred on the date presented or be indicative of results to be achieved in the future.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Weighted-average common shares outstanding	23,074,030	22,934,211	23,073,983	22,904,746
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	164,737	129,521	153,223
Weighted-average common shares and potential common shares outstanding	23,074,030	23,098,948	23,203,504	23,057,969

Stock options and warrants totaling 1,142,500 and 147,498 for the three months ended November 30, 2011 and 2010, respectively, and 481,952 and 199,822 for the nine months ended November 30, 2011 and 2010, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

(4)    Fair Value Measurements and Derivatives

The Company adopted authoritative guidance on “Fair Value Measurements,” which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. This guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 - Quoted market prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable.
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at November 30, 2011:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$18,836	$18,836	$—	$—
Derivatives
Designated for hedging	$248	$248	$—	$—
Long-term investment securities:
Marketable securities
Trading securities	$3,410	$3,410	$—	$—
Available-for-sale securities	6	6	—	—
Total marketable securities	3,416	3,416	—	—
Other investments at cost (a)	9,611	—	—	—
Total long-term investment securities	$20,560	$3,416	$—	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2011:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$98,630	$98,630	$—	$—
Derivatives
Designated for hedging	$238	$238	$—	$—
Not designated	85	85	—	—
Total derivatives	$323	$323	$—	$—
Long-term investment securities:
Marketable securities
Trading securities	$3,804	$3,804	$—	$—
Available-for-sale securities	68	68	—	—
Total marketable securities	3,872	3,872	—	—
Other investments at cost (a)	9,628	—	—	—
Total long-term investment securities	$21,002	$3,872	$—	$—

(a)
The Company's held-to-maturity investment is carried at amortized cost, and as such, has been removed from the Level 2 classification. There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of these investments.

The carrying amount of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates and (iii) the stated or implicit interest rate approximates the current market rates or are not materially different than market rates.
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates (Level 1). Forward foreign currency contracts not designated under hedged transactions were valued at spot rates (Level 1). The duration of open forward foreign currency contracts range from 1 - 3 months and are classified in the balance sheet according to their terms.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statement of Operations and amounted to $77 and $(4) for the three and nine months ended November 30, 2011, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments, and has held certain instruments not so designated. The following table discloses the fair value as of November 30, 2011 and February 28, 2011 for both types of derivative instruments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2011	February 28, 2011
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$248	$238

Derivatives not designated
Foreign currency contracts	Prepaid expenses and other current assets	—	85

Total derivatives		$248	$323

During the three months ended May 31, 2011, the Company settled one remaining foreign currency contract which was a derivative not designated in a hedged transaction and as such, there are no current contracts of this nature outstanding at November 30, 2011.
Cash flow hedges
In November 2010 and January 2011, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $6,450, and are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.
Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2011 was as follows:

	For The Three Months Ended			For the Nine Months Ended
	November 30, 2011			November 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$720	$(52)	$77	$(149)	$(186)	$(4)

The net gain recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next six months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of November 30, 2011, no contracts originally designated for hedge accounting were de-designated or terminated.

(5)    Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of November 30, 2011 and 2010, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	November 30, 2011			February 28, 2011
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$3,410	$—	$3,410	$3,804	$—	$3,804
Available-for-sale
Cellstar	—	6	6	—	6	6
Bliss-tel	—	—	—	1,225	(1,163)	62
Held-to-maturity Investment	7,533	—	7,533	7,502	—	7,502
Total Marketable Securities	10,943	6	10,949	12,531	(1,157)	11,374
Other Long-Term Investment	2,078	—	2,078	2,126	—	2,126
Total Long-Term Investments	$13,021	$6	$13,027	$14,657	$(1,157)	$13,500

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

During the year ended February 29, 2008, the Company sold 32,898,500 shares of Bliss-tel stock, resulting in a gain of $1,533. During Fiscal 2010, Bliss-tel concluded a 4:1 reverse stock split. Accordingly, all share data has been retroactively restated.  As of November 30, 2011, the Company owns 36,250,000 shares and 22,500,000 warrants in Bliss-tel. As discussed below, the aggregate fair value as of November 30, 2011 was determined to be $0.

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. In Fiscal 2010, the Company

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

determined that its investment in Bliss-tel was other than temporarily impaired based on its market price (which has been below cost in excess of twelve months), Bliss-tel's recent losses, its deteriorating financial position, and conditions in the local and global economy, as well as the political environment in Thailand. This impairment of $1,000 related to the approximate value of the warrants, which the Company determined it would not exercise. During Fiscal 2011, the Company continued to monitor the business plans and performance of Bliss-tel. Management noted that, during the year, Bliss-tel successfully restructured its debt position on favorable terms to the company; they further reduced overhead and discontinued unprofitable locations; they weathered the political unrest in the local metropolitan environments; they raised additional capital; and finally, they retained the services of a financial consultant to develop a new business strategy. Notwithstanding these positive factors, there are certain negative factors, exclusive of those associated with macroeconomics, which impacted management's consideration of the value of this investment. Specifically, the company continued to incur significant losses from operations, which raised substantial doubt about the company's ability to continue for a period of time in which management could anticipate a full recovery. Therefore, management determined that an additional portion of its investment was other-than-temporarily impaired. A loss of $1,600 was recorded on the income statement through other income and expense during the year ended February 28, 2011. During the Company's first fiscal quarter of 2012, Bliss-tel stopped trading on the Thai stock exchange. In discussions with the company, they were in the process of changing accountants and as a result, had not filed with the exchange on time. Bliss-tel felt they would be current by their third quarter. Bliss-tel concluded their shareholders' meeting and approved an additional private issuance of shares to raise funds for the businesses. As a result of the potential further dilution of its investment, the Company recorded an additional other-than-temporary impairment loss of $300 for the three months ended May 31, 2011. During the three months ended August 31, 2011, management noted that Bliss-tel was still suspended from trading. In addition, the company obtained an additional support loan from a managing director to temporarily fund its working capital needs. The Company received no indication that Bliss-tel had ceased operations, however, after review of these circumstances; the dilution of the Company's position; the length of time required to recover this investment; and the continued suspension from trading as discussed above, management concluded that the balance of the impairment was other-than-temporary. As a result, an impairment loss of $877 was recorded during the three months ended August 31, 2011. During the three months ended November 30, 2011, Bliss-tel announced that it has engaged a new auditor and is currently seeking approval of the board. The company is still in arrears on all of its financial statement filings since those filed for December 31, 2010, the stock is still suspended from trading and the Thai Stock Exchange disclosed that Bliss-tel may be delisted for failure to file timely financial statements. Due to the fact that Bliss-tel's stock has been suspended from trading since May 2011, the Company could not obtain a fair market value on its investment. Management estimated the value of this investment to be $0 and recorded an impairment charge of $48 during the three months ended November 30, 2011, with a total of $1,225 for the fiscal year to date.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,078 accounted for by the cost method. As of November 30, 2011, the Company held approximately 14% of the outstanding shares of this company.

(6)    Other Comprehensive Income

The Company’s total comprehensive income was as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Net income	$8,858	$3,859	$14,783	$5,624
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,408)	886	(1,696)	(237)
Derivatives designated for hedging	806	1,623	81	1,623
Other-than-temporary impairment loss on available-for-sale investment	(8)	—	1,177	—
Unrealized holding (loss) gain on available-for-sale investment securities arising during the period, net of tax	(3)	437	(14)	801
Other comprehensive income (loss), net of tax	(1,613)	2,946	(452)	2,187
Total comprehensive income	$7,245	$6,805	$14,331	$7,811

The Company’s accumulated other comprehensive losses consist of the following:

	November 30, 2011	February 28, 2011
Accumulated other comprehensive losses:
Foreign exchange losses	$(4,602)	$(2,906)
Unrealized losses on investments, net of tax	(18)	(1,181)
Derivatives designated in hedging relationship	319	238
Total accumulated other comprehensive losses	$(4,301)	$(3,849)

The Company did not record tax expenses during the three and nine months ended November 30, 2011 and 2010 as a result of the loss position for related investments.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended November 30,
	2011	2010
Cash paid during the period:
Interest (excluding bank charges)	$2,633	$1,026
Income taxes (net of refunds)	$899	$930

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

In addition, the Company issued 22,500 warrants during May of 2011 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrant table below and considered exercisable at November 30, 2011.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

As of November 30, 2011, the Company had unrecognized compensation costs of approximately $270 related to non-vested options. The unrecognized compensation costs related to these options will be completely recognized by February 29, 2012.

Nine Months Ended
November 30, 2011
Dividend yield	0%
Volatility	65.4%
Risk-free interest rate	0.9%
Expected life (years)	2.8

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at February 28, 2011	886,250	$6.40
Granted	268,750	7.75
Exercised	—	—
Forfeited/expired	(22,500)	7.36
Outstanding and exercisable at November 30, 2011	1,132,500	$6.70	1.68

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

The following table presents a summary of the Company's restricted stock activity for the nine months ended November 30, 2011:

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 28, 2011	—	$—
Granted	100,000	7.60
Vested	—	—
Forfeited	—	—
Balance at November 30, 2011	100,000	$7.60

During the three and nine months ended November 30, 2011, the Company recorded $83 and $171, respectively, in stock-based compensation related to restricted stock awards. As of November 30, 2011, there was $589 of unrecognized stock-based compensation expense related to unvested restricted stock awards. This expense is expected to be fully recognized by February 28, 2014.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

(9)    Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 28, 2011	$7,373
Goodwill related to Klipsch acquisition	79,993
Balance at November 30, 2011	$87,366

At November 30, 2011, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$130,612	$—	$130,612
Customer relationships subject to amortization (5-20 years)	50,302	6,657	43,645
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	700	537
Patents subject to amortization (5-10 years)	2,942	952	1,990
License subject to amortization (5 years)	1,400	1,143	257
Contract subject to amortization (5 years)	1,556	1,270	286
Total	$188,049	$10,722	$177,327

At February 28, 2011, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames/Licenses not subject to amortization	$82,569	$—	$82,569
Customer relationships subject to amortization (5-20 years)	18,439	4,142	14,297
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	634	603
Patents subject to amortization (5-10 years)	1,696	797	899
License subject to amortization (5 years)	1,400	933	467
Contract subject to amortization (5 years)	1,556	1,202	354
Total	$106,897	$7,708	$99,189

The Company recorded amortization expense of $1,018 and $469 for the three months ended November 30, 2011 and 2010, respectively, and $3,059 and $1,566 for the nine months ended November 30, 2011 and 2010, respectively. The estimated aggregate amortization expense for the cumulative five years ending November 30, 2016 amounts to $19,243.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and nine months ended November 30, 2011, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(10)    Equity Investments

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

As of November 30, 2011 and February 28, 2011, the Company had a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc.  (“ASA”), which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following table presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2011	February 28, 2011
Current assets	$30,311	$24,521
Non-current assets	5,017	5,240
Current liabilities	5,867	4,233
Members' equity	29,461	25,528
	Nine Months Ended November 30,
	2011	2010
Net sales	$55,817	$53,379
Gross profit	16,686	13,902
Operating income	6,487	4,654
Net income	6,509	4,695

The Company's share of income from ASA for the nine months ended November 30, 2011 and 2010 was $3,255 and $2,348, respectively.

(11)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2012, excluding discrete items is estimated to be 41.4% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended November 30, 2011 the Company recorded a provision for income taxes of $6,136, which consisted of U.S., state and local and foreign taxes, including discrete items related to the accrual of interest for uncertain tax positions under ASC 740, "Income Taxes," and a change in the tax rates.  For the three months ended November 30, 2010, the Company recorded a provision for income taxes of $2,035 which consisted of tax benefits related to discrete items including recently enacted state tax legislation impacting the recognition of certain tax positions under ASC 740 and the tax effects of certain foreign tax matters, offset by a tax provision related to U.S., state and local and foreign taxes.

In connection with the Klipsch business combination, the Company recorded net deferred tax liabilities of approximately $30.5 million related to the basis difference between the financial reporting value and the tax value of Klipsch's assets and liabilities.

(12)    Inventory

Inventories by major category are as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	November 30, 2011	February 28, 2011
Raw materials	$16,779	$10,562
Work in process	1,971	1,653
Finished goods	129,035	101,405
Inventory, net	$147,785	$113,620

(13)    Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Opening balance	$17,876	$12,513	$11,981	$10,606
Accruals	12,556	8,733	37,703	21,988
Payments and credits	(8,465)	(5,641)	(26,353)	(16,346)
Reversals for unearned sales incentive	(405)	(174)	(449)	(658)
Reversals for unclaimed sales incentives	(336)	(93)	(1,656)	(252)
Ending balance	$21,226	$15,338	$21,226	$15,338

(14)    Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Opening balance	$9,743	$12,049	$9,051	$13,058
Liabilities accrued for warranties issued during the period	3,097	3,395	9,186	10,024
Warranty claims paid during the period (includes the acquired warranty liabilities)	(2,879)	(4,367)	(8,276)	(12,005)
Ending balance	$9,961	$11,077	$9,961	$11,077

(15)     Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2011	February 28, 2011
Debt
Domestic bank obligations (a)	$62,673	$—
Foreign bank obligations (b)	2,526	1,902
Euro term loan agreement (c)	2,028	3,488
Oehlbach (d)	—	86
Other (e)	4,725	4,890
Total debt	71,952	10,366
Less: current portion of long-term debt	4,293	4,471
	$67,659	$5,895

VOXX International Corporation and Subsidiaries
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
Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 2.25 - 2.75% based on excess availability in the borrowing base. Loans designated as Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 1.25 - 1.75% based on excess availability in the borrowing base. As of November 30, 2011, the interest rate on the facility was 2.9%.
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
On March 1, 2011, the Company borrowed approximately $89 million under this credit facility as a result of its stock purchase agreement related to Klipsch Group, Inc. As of November 30, 2011, approximately $63 million was outstanding under the line.
As a result of the addition of the new Credit Facility, the Company has incurred debt financing costs of approximately $3 million which are recorded as deferred financing costs that are included in other assets and

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

amortized through interest and bank charges over a five year period. During the three and nine months ended November 30, 2011, the Company amortized $170 and $510, respectively, of these costs.
(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement totaling 16,000 Euros consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2012.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9%, and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2011, the amount of accounts receivable available for factoring exceeded the amounts outstanding under this obligation.

The Company had a $2,000 credit line in Venezuela to fund the short-term working capital needs of the local operation. This line expired on June 30, 2011.

(c)          Euro Term Loan Agreement

On March 30, 2008, Audiovox Germany entered into a 5,000 Euro term loan agreement. This agreement is for a five-year term with a financial institution and was used to repay the Audiovox Germany intercompany debt to Audiovox Corporation. Payments under the term loan are to be made in two semi-annual installments of 500 Euros beginning on September 30, 2008 and ending on March 30, 2013. Interest accrues at a fixed rate of 4.82%. Any amount repaid can not be reborrowed. The term loan is secured by a pledge of the stock of Audiovox Germany and the Magnat brand name, prohibits the distribution of dividends, and takes precedence to all other intercompany loans with Audiovox Corporation.

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

(16)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Interest income	$277	$439	$562	$913
Rental income	130	141	398	398
Miscellaneous	(3,715)	(217)	(5,014)	1,052
Total other, net	$(3,308)	$363	$(4,054)	$2,363

Miscellaneous expense includes impairment charges on marketable securities of $0 and $1.2 million for the three and nine months ended November 30, 2011, a contingent consideration adjustment of approximately $0.5 and $2.0 million recorded during the three and nine months ended November 30, 2011 and charges related to a legal settlement of approximately $2.6 million recorded during the three months ended November 30, 2011.

VOXX International Corporation and Subsidiaries
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

Effective January 1, 2010, according to the guidelines in ASC 830, "Foreign Currency," Venezuela had been designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 and continues to account for Venezuela under this method.

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

As a result of the acquisition of Klipsch, the Company assumed a lease for the facility housing the Klipsch headquarters in Indianapolis. The lessor is Woodview, LLC ("Woodview"), of which certain partners are executives of Klipsch. Lease payments are based on current market rates, as determined by independent valuation, and continue until the lease expiration on May 31, 2021. In October 2011, the Company entered an agreement with Woodview to purchase this building for approximately $11,000, plus closing fees and expenses. The Company is negotiating assumption of the existing mortgage, but has the option under the agreement to pursue third party financing. Closing is expected in or about March 2012.

Total lease payments required under all related party leases for the five-year period ending November 30, 2016 are $12,322.

At November 30, 2011, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Capital Lease	Operating Leases
2012	$574	$7,295
2013	574	5,787
2014	574	5,165
2015	574	4,645
2016	574	2,164
Thereafter	6,626	3,662
Total minimum lease payments	9,496	$28,718
Less: minimum sublease income	550
Net	8,946
Less: amount representing interest	3,560
Present value of net minimum lease payments	5,386
Less: current installments included in accrued expenses and other current liabilities	151
Long-term capital obligation	$5,235

The Company leases certain facilities from its principal stockholder and certain other Klipsch executives. At November 30, 2011, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

2012	$2,671
2013	2,707
2014	2,744
2015	2,781
2016	1,420
Thereafter	8,319
Total	$20,642

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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

The Company has been party to a patent infringement case brought against it by MPEG LA, LLC ("MPEG"). During the third quarter of Fiscal 2012, the Company's claim for summary was denied and the case was litigated in the Suffolk County Supreme Court in Riverhead, NY. In December 2011, the Company received advisory judgment in the case, concluding that the Company owes MPEG penalties related to certain patents used in the production of its products. The final judgment is expected in or about February 2012. The Company has recorded a charge of approximately $2.6 million and has remitted payment to MPEG in order to resolve this matter based on the information provided in the summary judgment. The charge has been recorded in "Other (Expense) Income" in the Consolidated Statement of Operations. The Company is currently seeking indemnification from its suppliers for royalty payments that it maintains they were responsible to make and plans to vigorously pursue this option under its indemnification agreements. At this time, we cannot determine the success of those efforts, nor quantify a range of amounts. No receivables have been recorded for any possible gain contingencies for the three months ended November 30, 2011. Management will continue to evaluate the developments associated with final judgment and the negotiations with its suppliers.

(20)    New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance in ASC 820 "Fair Value Measurements and Disclosures" that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on March 1, 2010. The remaining disclosure requirements of this pronouncement were effective for the Company’s first quarter in Fiscal 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

(21)    Subsequent Events

With the exception of those matters discussed in Note 19 with regard to the Company's settlement with MPEG, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2011 compared to the three and nine months ended November 30, 2010. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources.” We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements.”

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except share and per share data.

Business Overview

Effective December 1, 2011, Audiovox Corporation changed its name to VOXX International Corporation ("Voxx," "We," "Our," "Us" or "Company"). The Company believes that the name VOXX International would be a name that better represents the widely diversified interests of the Company, and the more than 30 global brands it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. Voxx is a leading international distributor in the accessory, mobile and consumer electronics industries. On March 1, 2011, the Company acquired Klipsch Group, Inc. and its worldwide subsidiaries, a global provider of high-end speakers for audio, multi-media and home theater applications. With our most recent acquisitions of Klipsch Group, Inc. and Invision Automotive Systems, Inc. we have added manufacturing capabilities to our business model. We conduct our business through eighteen wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. (“Audiovox Mexico”), Technuity, Inc., Code Systems, Inc, Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”), Klipsch Holding LLC ("Klipsch") and Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Energy®, Heco®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Movies2Go®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Schwaiger®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

The Company currently reports sales data for the following two product categories:

Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	home and portable stereos,

▪	digital multi-media products such as personal video recorders and MP3 products,

▪	camcorders,

▪	clock-radios,

▪	digital voice recorders,

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	on-ear and in-ear headphones,

▪	soundbars, and

▪	portable DVD players.

Accessories products include:

▪	High-Definition Television (“HDTV”) antennas,

▪	Wireless Fidelity (“WiFi”) antennas,

▪	High-Definition Multimedia Interface (“HDMI”) accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,

▪	power supply systems,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers, and

▪	set-top boxes.

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

Reportable Segments

We have determined that we operate in one reportable segment, the Electronics Group, based on review of ASC 280, “Segment Reporting.” The characteristics of our operations that are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers, suppliers and product developers across multiple brands, our unified marketing and distribution strategy, our centralized inventory management and logistics, and the nature of the financial information used by our Executive Officers.  Management reviews the financial results of the Company based on the performance of the Electronics Group.

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

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended November 30, 2011. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets whe

n the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations, which present the results of our operations for the three and nine months ended November 30, 2011 and 2010.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2011 and 2010.

Net Sales

	November 30,
	2011	2010	$ Change	% Change
Three Months Ended
Electronics	$165,947	$122,668	$43,279	35.3%
Accessories	40,856	40,499	357	0.9
Total consolidated net sales	$206,803	$163,167	$43,636	26.7%
Nine Months Ended
Electronics	$424,957	$312,388	$112,569	36.0%
Accessories	105,508	110,390	(4,882)	(4.4)
Total consolidated net sales	$530,465	$422,778	$107,687	25.5%

Electronic sales represented 80.2% and 80.1% of the net sales for the three and nine months ended November 30, 2011, compared to 75.2% and 73.9% in the prior year periods. For the three and nine months ended November 30, 2011, approximately $51,000 and $125,600, respectively of the increase in sales from this product group was the result of our recent acquisition of Klipsch.  In addition, the electronics group experienced increases in its OEM manufacturing lines due to increases in domestic automotive sales and the launch of new programs, both domestically and internationally. These increases were partially offset by a decline in sales of consumer electronics products including camcorders, clock radios, digital players and digital voice recorders as a result of the economy; the absence of FLO-TV products, whose program ended in the third quarter of Fiscal 2011; a decline in satellite fulfillment sales; and a decline in our audio product line. The audio decline is partially offset by sales related to new product introductions. Overall, electronic sales in our international markets increased, partially offsetting declines in the domestic market.

Accessory sales represented 19.8% and 19.9% of our net sales for the three and nine months ended November 30, 2011, compared to 24.8% and 26.1% in the prior year periods.  The increase in the accessories group was primarily related to increased sales in our international markets.

During the quarter ended November 30, 2011, sales incentive expenses increased by $3,353 primarily as a result of our Klispch acquisition, which has several marketing programs. Sales incentive expenses for the nine months ended November 30, 2011 increased $7,289 primarily as a result of the Klipsch acquisition and international sales incentives, partially offset by a decline in Accessories related sales incentives. The release of unearned or unclaimed sales incentives was $741 and $2,105 for the three and nine months ended November 30, 2011, respectively. We believe the reversal of earned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	November 30,
	2011	2010	$ Change	% Change
Three Months Ended
Gross profit	$59,843	$34,597	$25,246	73.0%
Gross margin percentage	28.9%	21.2%
Nine Months Ended
Gross profit	$147,393	$89,128	$58,265	65.4%
Gross margin percentage	27.8%	21.1%

Gross margins, which increased by 770 and 670 basis points for the three and nine months ended November 30, 2011, respectively, were favorably impacted by increased sales in mobile related products; better margins in our existing product lines; new product introductions; the Klipsch acquisition; lower sales in our fulfillment and consumer business; and a reduction in required inventory provisions and warehouse assembly expenses.

Operating Expenses and Operating Loss

	November 30,
	2011	2010	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$12,620	$9,498	$3,122	32.9%
General and administrative	24,740	16,674	8,066	48.4
Engineering and technical support	4,021	3,023	998	33.0
Acquisition-related costs	25	—	25	100.0
Total operating expenses	$41,406	$29,195	$12,211	41.8%

Operating income	$18,437	$5,402	$13,035	241.3%

Nine Months Ended
Operating expenses:
Selling	$35,723	$25,951	$9,772	37.7%
General and administrative	68,159	50,034	18,125	36.2
Engineering and technical support	11,839	9,052	2,787	30.8
Acquisition-related costs	1,607	—	1,607	100.0
Total operating expenses	$117,328	$85,037	$32,291	38.0%

Operating income	$30,065	$4,091	$25,974	634.9%

Operating expenses increased $12,211 and $32,291 for the three and nine months ended November 30, 2011, respectively, from $29,195 and $85,037 in the comparable prior year periods.  As a percentage of net sales, operating expenses increased to 20.0% and 22.1% as compared to 17.9% and 20.1% for the comparable prior year period. The increase in total operating expenses was due to our recent acquisition of Klipsch which accounted for $9.8 million and $29.0 million during the three and nine months ended November 30, 2011, respectively, as well as an increase in legal fees to defend a patent suit and compensation expense as a result of performance related targets.  These increases were partially offset by reductions in depreciation expense, headcount reductions in select groups, and a benefit recorded related to a put option.

Other Income (Expense)

	November 30,
	2011	2010	$ Change	% Change
Three Months Ended
Interest and bank charges	$(1,371)	$(471)	$(900)	191.1%
Equity in income of equity investees	1,236	600	636	106.0
Other, net	(3,308)	363	(3,671)	(1,011.3)
Total other (expense) income	$(3,443)	$492	$(3,935)	(799.8)%

Nine Months Ended
Interest and bank charges	$(4,246)	$(1,392)	$(2,854)	205.0%
Equity in income of equity investees	3,255	2,348	907	38.6
Other, net	(4,054)	2,363	(6,417)	(271.6)
Total other (expense) income	$(5,045)	$3,319	$(8,364)	(252.0)%

Interest and bank charges represent expenses for bank obligations of Audiovox Corporation and Audiovox Germany, interest for a capital lease, and amortization of a debt discount on our new facility. The increase in these expenses for the three and nine months ended November 30, 2011, is due primarily to interest expense, fees and amortization of deferred financing costs related to the Credit Facility entered into on March 1, 2011 primarily to fund our Klipsch acquisition.

Other, net decreased due to a charge recorded during the three months ended November 30, 2011 in connection with a patent suit of approximately $2,600, the absence of gains on forward exchange contracts recorded during Fiscal 2011, a contingent consideration adjustment of approximately $470 and $2,020 recorded during the three and nine months ended November 30, 2011, and an other than temporary impairment charge recorded during the three and nine months ended November 30, 2011 of $48 and $1,225, respectively, relating to its Bliss-tel investment, partially offset by gains from foreign currency.

Income Tax Benefit/Provision

The effective tax rate was a provision for income taxes of for 40.9% for both the three and nine months ended November 30, 2011 compared to a provision (benefit) for income taxes of 34.5% and 24.1% in the comparable prior periods.  The effective tax rate for the nine months ended November 30, 2011 is different than the statutory rate primarily due to state and local taxes, differences between the U.S. and foreign tax rates and no tax benefit provided related to the impairment charge for Bliss-tel.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Net income	$8,858	$3,859	$14,783	$5,624
Net income per common share:
Basic	$0.38	$0.17	$0.64	$0.25
Diluted	$0.38	$0.17	$0.64	$0.24

Net income increased for the three and nine months ended November 30, 2011 versus the prior year periods primarily as a result of a the addition of our Klipsch acquisition and improved profit margins, partially offset by expenses associated with the patent suit and increased tax provisions.

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

Reconciliation of GAAP Net Income to Adjusted EBITDA

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Net income	$8,858	$3,859	$14,783	$5,624
Adjustments:
Interest expense, net	1,371	471	4,246	1,392
Depreciation and amortization	2,401	1,682	7,829	5,874
Taxes	6,136	2,035	10,237	1,786
EBITDA	18,766	8,047	37,095	14,676
Stock-based compensation	353	428	728	1,284
Klipsch acquisition costs	25	—	1,607	—
Adjusted EBITDA	$19,144	$8,475	$39,430	$15,960

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2011, we had working capital of $201,924 which includes cash and short-term investments of $18,836, compared with working capital of $258,528 at February 28, 2011, which included cash and short-term investments of $98,630. The decrease in cash is primarily due to our recent Klipsch acquisition (a portion of which was partially funded by a new credit facility) and payments on the outstanding line, an increase in accounts receivable and inventory, partially offset by a decrease in accounts payable and accrued expenses.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $27,738 for the nine months ended November 30, 2011 principally due to net income before depreciation and amortization, and an increase in accounts payable and accrued expenses, partially offset by increased accounts receivables.

•	The Company experienced decreased accounts receivable turnover of 4.3 during the nine months ended November 30, 2011 compared to 4.4 during the nine months ended November 30, 2010.

•	Inventory turnover decreased to 3.1 during the nine months ended November 30, 2011 compared to 3.2 during the nine months ended November 30, 2010, as a result of the entrance into our seasonal period.

Investing activities used cash of $169,251 during the nine months ended November 30, 2011, primarily due to the Klipsch acquisition.

Financing activities provided cash of $61,751 during the nine months ended November 30, 2011, primarily from borrowings on bank obligations used to finance the Klipsch acquisition, offset by repayments of those obligations.

As of March 1, 2011, the Company has a revolving credit facility (the “Credit Facility”) with an aggregated committed availability of up to $175 million (the “Maximum Credit”). This amount may be increased at the option of the Company up to a maximum of $200 million. The Credit Facility includes a $25 million sublimit for issuances of letters of credit and a $20 million sublimit for Swing Loans. The Company may borrow under the Credit Facility as needed, provided the aggregate amounts outstanding will not exceed 85% of certain eligible accounts receivable, plus 65% of certain eligible inventory balances less the outstanding amounts for Letters of Credit Usage, if applicable. This amount may be further reduced by the aggregated amounts of reserves that may be required at the reasonable discretion of Wells Fargo in its role as the Administrative Agent. The Company may designate specific borrowings under the Credit Facility as either Base Rate or LIBOR Rate loans, based on certain restrictions, with interest rates of the base rate plus a margin from 1.25 - 1.75%, or LIBOR plus a margin from 2.25 - 2.75%, on the respective categories. On March 1, 2011, the Company borrowed approximately $89 million under this credit facility as a result of its stock purchase agreement related to Klipsch Group, Inc.  All amounts outstanding under the Credit Facility will mature and become due on March 1, 2016. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans.   Further details regarding the facility are outlined in Note 15(a) of this report. At November 30, 2011, the Company had $817 outstanding in standby letters of credit. No commercial letters of credit were outstanding as of November 30, 2011.
Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2011, such obligations and commitments are as follows:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,496	$574	$1,148	$1,148	$6,626
Operating leases (2)	28,718	7,295	10,952	6,809	3,662
Total contractual cash obligations	$38,214	$7,869	$12,100	$7,957	$10,288
	Amount of Commitment Expiration per period
	Total
	Amounts	Less than	1-3	4-5	After
Other Commercial Commitments	Committed	1 Year	Years	Years	5 years
Bank obligations (3)	$65,199	$2,526	$—	$62,673	$—
Stand-by and commercial letters of credit (4)	817	817	—	—	—
Debt (5)	6,752	1,767	4,525	319	141
Contingent earn-out payments (6)	7,299	3,633	3,321	345	—
Unconditional purchase obligations (7)	107,948	107,948	—	—	—
Total commercial commitments	$188,015	$116,691	$7,846	$63,337	$141

Total commitments	$226,229	$124,560	$19,946	$71,294	$10,429

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $151 and $5,235, respectively at November 30, 2011.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Audiovox Germany Euro asset-based lending facility at November 30, 2011.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

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

Acquisitions

On March 1, 2011, the Company, through its wholly-owned subsidiary, Soundtech LLC, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries ("Klipsch") for a total purchase price of $169.6 million including contingent consideration of $2.2 million as a result of a contractual agreement with a former principal shareholder, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch adds world-class brand names to Audiovox's offerings, increases its distribution network, both domestically and abroad, and provides the Company with entry into the high-end residential and commercial installation market.

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

As a result of the acquisition of Klipsch, the Company assumed a lease for the facility housing the Klipsch headquarters in Indianapolis. The lessor is Woodview, LLC ("Woodview"), of which certain partners are executives of Klipsch. Lease payments are based on current market rates, as determined by independent valuation, and continue until the lease expiration on May 31, 2021. In October 2011, the Company entered an agreement with Woodview to purchase this building for approximately $11,000, plus closing fees and expenses. The Company is negotiating assumption of the existing mortgage, but has the option under the agreement to pursue third party financing. Closing is expected in or about March 2012.

Total lease payments required under all related party leases for the five-year period ending November 30, 2016 are $12,322.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements (see Note 20) to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations  primarily in Germany, Canada,  Mexico, Denmark, the Netherlands, France and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended November 30, 2011, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $4.8 million and $0.2 million, respectively. For the nine months ended November 30, 2011, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $12.7 million and $0.6 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and six month period ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and nine months ended November 30, 2011.

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

101
The following materials from Audiovox Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOVOX CORPORATION

January 9, 2012

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer