Form 10-K
period 2012-02-29
VOXX International Corp
filed 2012-05-14
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2012

Commission file number 0-28839

VOXX INTERNATIONAL CORPORATION
(formerly Audiovox Corporation)
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
Yes   ☐       No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $122,414,751 (based upon closing price on the Nasdaq Stock Market on August 31, 2011).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 2012 was:

Class	Outstanding

Class A common stock $.01 par value	21,142,783
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 28, 2012.

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

The Company’s current fiscal year began March 1, 2011 and ended February 29, 2012.

PART I

Item 1-Business

Effective December 1, 2011, Audiovox Corporation changed its name to VOXX International Corporation (“Voxx," “We," "Our," "Us" or “Company"). The Company believes that the name VOXX International would be a name that better represents the widely diversified interests of the Company, and the more than 30 global brands it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. Voxx is a leading international distributor in the accessory, mobile and consumer electronics industries. We conduct our business through eighteen wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. (“Audiovox Mexico”), Technuity, Inc., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Energy®, Heco®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Movies2Go®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Schwaiger®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

Audiovox was incorporated in Delaware on April 10, 1987, as successor to a business founded in 1960 by John J. Shalam, our Chairman and controlling stockholder.  Our extensive distribution network and long-standing industry relationships have allowed us to benefit from growing market opportunities and emerging niches in the electronics business.

We make available financial information, news releases and other information on our web site at www.voxxintl.com. There is a direct link from the web site to the Securities and Exchange Commission's ("SEC") filings web site, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the SEC. In addition, we have adopted a Code of Business Conduct and Ethics which is available free of charge upon request. Any such request should be directed to the attention of: Chris Lis Johnson, Company Secretary, 180 Marcus Boulevard, Hauppauge, New York 11788, (631) 231-7750.

Acquisitions

We have recently acquired and continue to integrate the following acquisitions, discussed below, into our existing business structure:

On March 14, 2012, Voxx International (Germany) GmbH, a wholly owned subsidiary of Voxx, completed its acquisition of Car Communication Holding GmbH and its worldwide subsidiaries ("Hirschmann") for a total purchase price of approximately $111 million (based on the rate of exchange as of the close of business on the closing date) plus related transaction fees, expenses and working capital adjustments. The Company purchased all of the issued and outstanding shares of Hirschmann from the selling shareholders. Hirschmann is a recognized tier-1 supplier of communications and infotainment solutions, primarily to the automotive industry, and counts among its global customers Audi, BMW, DAF, Daimler, PSA, Renault, and Volkswagen Group, among others. Hirschmann delivers technologically advanced automotive antenna systems and automotive digital TV tuner systems and is recognized throughout the industry for its commitment to innovation, having developed the world's first analog to digital tuner and the first digital TV tuner for the Chinese market.

On March 1, 2011, Soundtech LLC, a Delaware limited liability company and wholly-owned subsidiary of Voxx, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries (“Klipsch”) for a total purchase price of $169.6 million including contingent consideration of $2.2 million as a result of a contractual agreement with a former principal shareholder, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch adds world-class brand names to Voxx's offerings, increases its distribution network, both domestically and abroad, and provides the Company with entry into the high-end installation market at both the residential and commercial installation market. In addition to the Klipsch® brand, the Klipsch portfolio includes Jamo®, Mirage®, and Energy®.
Prior to Fiscal 2012, the Company expanded its market presence by acquiring and fully integrating the following businesses:

In February 2010, the Company’s subsidiary, Invision Automotive Systems, Inc. completed the acquisition of the assets of Invision Industries, Inc., a leading manufacturer of rear seat entertainment systems to Original Equipment Manufacturers ("OEM"’s), Toyota port facilities, and car dealers.  The purpose of this acquisition was to increase our R&D capabilities, add a manufacturing facility to our business structure and augment our OE group.

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

Refer to Note 2 “Business Acquisitions” of the Notes to Consolidated Financial Statements for additional information regarding the Fiscal 2011 and Fiscal 2010 acquisitions.

Strategy

Our objective is to grow our business both organically and through strategic acquisitions. We will drive the business organically by continued product development in new and emerging technologies that should increase gross margins, and improve operating income. We are focused on expanding sales both domestically and internationally and broadening our customer and partner base as we bring these new products to our target markets. In addition, we plan to continue to acquire synergistic companies that would allow us to leverage our overhead, penetrate new markets and expand existing product categories.

The key elements of our strategy are as follows:

Capitalize on the VOXX family of brands. We believe the “VOXX” portfolio of brands is one of our greatest strengths and offers us significant opportunity for increased market penetration. Today, VOXX International has over 30 global brands in its portfolio, which provides the Company with the ability to bring to market products under brands that consumers know to be quality. In addition, with such a wide brand portfolio, we can manage channels and sell into multiple outlets as well as leverage relationships with distributors, retailers, aftermarket car dealers and expeditors, and to global Original Equipment Manufacturers (OEMs). Finally, we are open to opportunities to license some of the brands as an additional use of the brands and growth strategy.

Capitalize on niche product and distribution opportunities in our target markets. Throughout our history, we have used our extensive distribution and supply networks to capitalize on niche product and distribution opportunities in the mobile electronics, consumer and accessory electronics and high-end audio categories. We will continue that focus as we remain committed to innovation, developing products internally and through our outsourced technology and manufacturing partners to provide our customers with products that are in demand by consumers.

Combine new, internal manufacturing capabilities with our proven outsourced manufacturing with industry partners. For years, VOXX International has employed an outsourced manufacturing strategy that has enabled the Company to deliver the latest technological advances without the fixed costs associated with manufacturing. With recent acquisitions, the Company now has added manufacturing capabilities to produce select product lines, such as high-end speakers, rear-seat entertainment systems and digital TV tuners and antennas. This blend of internal and outsourced manufacturing enables the Company to drive innovation, control product quality and speed time-to-market.

Leverage our domestic and international distribution network. We believe that today VOXX International has the most expansive distribution network in its history. Our distribution network, which includes power retailers, mass merchandisers, distributors, professional and commercial installation channels, car dealers and OEM's will allow us to increase our market penetration. Recently, we have expanded into new channels, such as drug store, hardware and furniture chains.

Grow our international presence. We continue to expand our international presence in Europe through our subsidiaries in Germany, as well as operations in Canada, Mexico, Venezuela and Hong Kong. We also continue to export from our domestic operations in the United States. Through our most recent acquisition of Klipsch we have expanded our presence throughout Europe, the Asia Pacific region and in select emerging markets.

Pursue strategic and complementary acquisitions. We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets and expand our existing business distribution. Over the past several years, the Company has employed an M&A strategy to build its brand portfolio and enhance its product offering in higher margin product categories, while at the same time, exiting lower margin and commoditized product lines; resulting in improved bottom-line performance. The Company is focused on continuing to grow organically, but may pursue opportunistic acquisitions within the areas of mobile electronics, primarily with OEM accounts, consumer electronics and accessories and high-end audio.

Improve bottom-line performance and generate sustainable shareholder returns. The Company has instituted an aggressive strategy in recent years to shift its product mix to higher-margin product categories, while controlling costs and strategically investing in its infrastructure. All of these collective changes have resulted in higher gross profit margins and in recent periods, higher operating and net income. The Company remains focused on growing its business organically, continuing to grow its gross profit margins and leveraging its fixed overhead structure to generate sustainable returns for its shareholders.

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

We believe our product groups have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions.  Also, all of our products are subject to price fluctuations, which could affect the carrying value of inventories and gross margins in the future.

Net sales by product category, gross profit and net assets are as follows:

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Electronics	$561,001	$415,167	$375,021
Accessories	146,061	146,505	175,674
Total net sales	$707,062	$561,672	$550,695

Gross profit	$202,955	$123,937	$106,751
Gross margin percentage	28.7%	22.1%	19.4%

Total assets	$634,179	$501,097	$488,978

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

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 17 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $2,239, $4,248 and $4,453 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

Distribution and Marketing

We sell our products to:

•	power retailers,

•	mass merchants,

•	regional chain stores,

•	specialty and internet retailers,

•	independent 12 volt retailers,

•	distributors,

•	new car dealers,

•	vehicle equipment manufacturers (OEM's),

•	the U.S. military, and

•	cinema operators.

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford Motor Company, Chrysler, General Motors Corporation, Toyota, Kia, Mazda, BMW, Subaru, Nissan, Porsche and Bentley. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 19%, 20% and 10% of net sales for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

Our five largest customers represented 26% of net sales during the year ended February 29, 2012, 30% for the year ended

February 28, 2011, and 36% for the year ended February 28, 2010. Wal-Mart accounted for more than 10% of the Company's sales for Fiscal 2011 and 2010, while Best Buy accounted for more than 10% of sales in Fiscal 2012 and 2010.

We also provide value-added management services, which include:

•	product design and development,

•	engineering and testing,

•	sales training and customer packaging,

•	in-store display design,

•	installation training and technical support,

•	product repair services and warranty,

•	nationwide installation network,

•	warehousing, and

•	specialized manufacturing.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we ship products within 24 to 48 hours from the receipt of an order from public warehouses, as well as owned and leased facilities throughout the United States, Canada, Mexico, Venezuela, China, Hong Kong, France, the Netherlands and Germany. The Company also employs a direct ship model from our suppliers for select customers upon their request.

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

Utilizing our company-owned and third party facilities in the United States, Europe and Asia, we work closely with customers and suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically-advanced and high quality products.  Our Hauppauge, New York, Troy, Michigan and Orlando, Florida facilities are ISO/TS 16949:2009 and/or ISO 14001:2004 certified, which requires the monitoring of quality standards in all facets of business.

We are committed to providing product warranties for all of our product lines, which generally range from 90 days up to five years. The Company also provides warranties for certain vehicle security products for the life of the vehicle for the original owner. To support our warranties, we have independent warranty centers throughout the United States, Canada, Mexico, Central America, Puerto Rico, Europe and Venezuela.  Our customer service group along with our Company websites, provide product information, answer questions and serve as technical hotlines for installation help for end-users and customers.

Suppliers

We work directly with our suppliers on industrial design, feature sets, product development and testing in order to ensure that our products are manufactured to our design specifications.

We purchase our products from manufacturers principally located in several Pacific Rim countries, including China, Hong Kong, Indonesia, Malaysia, South Korea, Taiwan and Singapore, as well as the United States, Canada, Mexico and Europe. In selecting our manufacturers, we consider quality, price, service, reputation, financial stability, and labor practices, disruptions, or shortages. In order to provide coordination and supervision of supplier performance such as price negotiations, delivery and quality control, we maintain buying and inspection offices in China and Hong Kong.  We consider relations with our suppliers to be good and alternative sources of supply are generally available within 120 days.  We do not have long-term contracts with our suppliers and we generally purchase our products under short-term purchase orders.  Although we believe that alternative sources of supply are currently available, an unplanned shift to a new supplier could result in product delays and increased cost, which may have a material impact on our operations.

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features as well as price are the major competitive factors within the electronics industry.  Our Mobile Electronic products compete against factory-supplied products, including those provided by, among others, General Motors, Ford and Chrysler.  Our Mobile Electronic products also compete in the automotive aftermarket against major companies such as Sony, Panasonic, Kenwood, Directed Electronics, Autopage, Rosen, Myron and Davis, Coby, Phillips, Insignia, and Pioneer. Our Accessories and Consumer Electronics product lines compete against major companies such as Sony, Phillips, Coby, Emerson Radio, Jasco, Belkin, GPX, i-Live, Polk, Bose, B&W Skullcandy and Brats.

Financial Information About Foreign and Domestic Operations

The amounts of net sales and long-lived assets, attributable to foreign and domestic operations for all periods presented are set forth in Note 13 of the Notes to Consolidated Financials Statements, included herein.

Equity Investment

We have a 50% non-controlling ownership interest in Audiovox Specialized Applications, Inc. ("ASA") which acts as a distributor of televisions and other automotive sound, security and accessory products to specialized markets for specialized vehicles, such as, but not limited to, RV's, van conversions and marine vehicles.

Employees

As of February 29, 2012, we employed approximately 1,238 people worldwide, of which 42 were covered under collective bargaining agreements.  We consider our relations with employees to be good as of February 29, 2012.

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

Currently, we generate substantially all of our sales from the Electronics and Accessories businesses.  We cannot assure you that we can grow the revenues of our Electronics and Accessories businesses or maintain profitability. As a result, the Company's revenues and profitability will depend on our ability to maintain and generate additional customers and develop new products.  A reduction in demand for our existing products and services would have a material adverse effect on our business. The sustainability of current levels of our Electronics and Accessories businesses and the future growth of such revenues, if any, will depend on, among other factors:

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

A portion of our OEM sales are to automobile manufacturers. In the past, some domestic OEM manufacturers have reorganized their operations as a result of general economic conditions. There is no guarantee that additional automobile manufacturers will not face similar reorganizations in the future. If additional reorganizations do take place and are not successful, it could have a material adverse effect on a portion of our OEM business.

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

We depend on a small number of key customers for a large percentage of our sales

The electronics industry is characterized by a number of key customers. Specifically 26%, 30% and 36% of our sales were to five customers in Fiscal 2012, 2011 and 2010, respectively. The loss of one or more of these customers could have a material adverse impact on our business.

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

Since we manufacture a small portion of our products, we depend on our suppliers to provide us with adequate quantities of high quality competitive products on a timely basis.

We manufacture a small portion of our products, with most imported from suppliers. We do not have long-term contracts with our suppliers, and as a result, order under short-term purchase orders with most of our suppliers. Most of our products are imported from suppliers under short-term purchase orders. Accordingly, we can give no assurance that:

•	our supplier relationships will continue as presently in effect,

•	our suppliers will not become competitors,

•	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us,

•	we will be able to obtain adequate alternatives to our supply sources, should they be interrupted,

•	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers,

•	our suppliers have sufficient financial resources to fulfill their obligations,

•	our suppliers will be able to obtain raw materials and labor necessary for production, and

•	our suppliers could be impacted by natural disasters directly or via their supply chains.

On occasion, our suppliers have not been able to produce the quantities of products that we desire. Our inability to supply sufficient quantities of products that are in demand could reduce our profitability and have a material adverse effect on our relationships with our customers. If any of our supplier relationships were terminated or interrupted, we could experience an immediate or long-term supply shortage, which could have a material adverse effect on our business.

The impact of future selling prices and technological advancements may cause price erosion and adversely impact our profitability and inventory value

Since we manufacture a small portion of our products and do not conduct a majority of our own research, we cannot assure you that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Since we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Our cash and cash equivalents consist of demand deposits and highly liquid money market funds with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with major financial institutions. Some deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Acquisitions and strategic investments may divert our resources and management attention; results may fall short of expectations.

We intend to continue pursuing selected acquisitions of and investments in businesses, technologies and product lines as a key component of our growth strategy.  Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt and amortization expenses related to intangible assets.  Acquisitions involve numerous risks, including:

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

Goodwill and other intangible assets recorded on our balance sheet as of February 29, 2012 was $262,715.  We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Changes in our operating performance or business conditions, in general, could result in an impairment of goodwill, if applicable, and/or other intangible assets, which could be material to our results of operations.

We invest in marketable securities and other investments as part of our investing activities. These investments fluctuate in value based on economic, operational, competitive, political and technological factors. These investments could be subject to loss or impairment based on their performance.

Recently, the Company has incurred other-than-temporary impairments on its investment in Bliss-tel Public Company Limited ("Bliss-tel") and continues to monitor its investments in a non-controlled corporation as well as its Venezuelan TICC bonds for potential future impairments. In addition, there is no guarantee that the fair values recorded for other investments will be sustained in the future.

We depend heavily on existing directors, management and key personnel and our ability to recruit and retain qualified personnel.

Our success depends on the continued efforts of our directors, executives and senior vice presidents, many of whom have worked with VOXX for over three decades, as well as our other executive officers and key employees. We have no employment contracts with any of our executive officers or key employees, except our President and Chief Executive Officer, as well as certain executive officers of Audiovox Germany and Klipsch. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

In addition, to support our continued growth, we must effectively recruit, develop and retain additional qualified personnel both domestically and internationally. Our inability to attract and retain necessary qualified personnel could have a material adverse effect on our business.

A portion of our workforce is represented by labor unions. Collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our operations.

As of February 29, 2012, 42 of our full-time employees were covered by collective bargaining agreements. While it is unlikely that disruptions to our operations due to labor related problems would have an adverse effect on our business based on the current number of union employees, as the Company continues to pursue selected business acquisitions, it is possible that the number of employees covered by collective bargaining agreements may increase. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

We are responsible for product warranties and defects.

Whether we outsource manufacturing or manufacture products directly for our customers, we provide warranties for all of our products for which we have provided an estimated liability. Therefore, we are highly dependent on the quality of our suppliers’ products.

Our capital resources may not be sufficient to meet our future capital and liquidity requirements.

We believe our current funds and available credit lines would provide sufficient resources to fund our existing operations for the foreseeable future. However, we may need additional capital to operate our business if:

•	market conditions change,

•	our business plans or assumptions change,

•	we make significant acquisitions,

•	we need to make significant increases in capital expenditures or working capital, or

•	our restrictive covenants may not provide sufficient credit.

Our stock price could fluctuate significantly.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	operating results being below market expectations,

•	announcements of technological innovations or new products by us or our competitors,

•	loss of a major customer or supplier,

•	changes in, or our failure to meet, financial estimates by securities analysts,

•	industry developments,

•	economic and other external factors,

•	general downgrading of our industry sector by securities analysts,

•	inventory write-downs, and

•	ability to integrate acquisitions.

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

Mr. Shalam beneficially owns approximately 53% of the combined voting power of both classes of common stock. This will allow him to elect our Board of Directors and, in general, determine the outcome of any other matter submitted to the stockholders for approval. Mr. Shalam's voting power may have the effect of delaying or preventing a change in control of the Company.

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

The Company has exercised its right to the “controlled company” exemption under NASDAQ rules which enables us to forego certain NASDAQ requirements which include: (i) maintaining a majority of independent directors; (ii) electing a nominating committee composed solely of independent directors; (iii) ensuring the compensation of our executive officers is determined by a majority of independent directors or a compensation committee composed solely of independent directors; and (iv) selecting, or recommending for the Board's selection, director nominees, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Although we do not maintain a nominating committee and do not have a majority of independent directors, the Company notes that at the present time we do maintain a compensation committee comprised solely of independent directors who approve executive compensation, and the recommendations for director nominees are governed by a majority of independent directors. However, election of the “controlled company” exemption under NASDAQ rules allows us to modify our position at any time.

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

Item 2-Properties

Our Corporate headquarters is located at 180 Marcus Blvd. in Hauppauge, New York.  In addition, as of February 29, 2012, the Company leased a total of 27 operating facilities or offices located in 7 states as well as Germany, China, Canada, Venezuela, Mexico, Hong Kong, England, France and Denmark. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease.  These facilities are located in Florida, Georgia, New York, Ohio, California, Indiana and Michigan. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, Mexico, Hong Kong, the Netherlands, Germany and Canada.

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

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by its suppliers or distributors, of third party patents, trade secrets, trademarks or copyrights.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company, or pay material amounts of damages.

The Company has been party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). During the third quarter of Fiscal 2012, the Company's claim for summary judgment was denied and the case was tried in the New York

Supreme Court, Suffolk County. In December 2011, the Company received an advisory judgment in the case, concluding that the Company owes MPEG penalties related to license agreement obligations arising from the manufacture and sale of its products. The Company remitted payment of $2.6 million to MPEG during the fourth quarter of Fiscal 2012 in order to resolve this matter based on the information provided in the summary judgment. The Company is currently seeking indemnification from its suppliers for royalty payments that it maintains they were responsible to make and plans to vigorously pursue this option under its indemnification agreements. At this time, the Company cannot determine the success of those efforts, nor quantify a range of amounts.

Item 4-Removed and Reserved

None

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX".   The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 29, 2012	High	Low
First Quarter	$8.16	$7.03
Second Quarter	7.74	5.73
Third Quarter	7.49	4.88
Fourth Quarter	14.29	6.96

Year ended February 28, 2011	High	Low
First Quarter	$9.73	$7.38
Second Quarter	8.54	6.21
Third Quarter	7.45	6.33
Fourth Quarter	8.91	6.99

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

Holders

There are approximately 769 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In September 2000, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the “Program”).  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A Common Stock in the open market in connection with the Program.  As of February 29, 2012, the cumulative total of acquired shares (net of reissuances of 7,615) pursuant to the program was 1,817,112, with a cumulative value of $18,369 reducing the remaining authorized share repurchase balance to 1,738,263.  During the year ended February 29, 2012, the Company did not purchase any shares.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our common Class A common stock during a period commencing on February 28, 2006 and ending on February 29, 2012 with the cumulative total return of the Nasdaq Stock Market (US) Index and our SIC Code Index, during such period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among VOXX International Corporation, the NASDAQ Composite Index, and SIC CODE 5065 ELECTRONIC PARTS, EQUP, NEC

$140
$120
$100
$80
$60
$40
$20
$0
2/07
2/08
2/09
2/10
2/11
2/12
VOXX International Corporation
NASDAQ Composite
SIC CODE 5065 ELECTRONIC PARTS, EQUP, NEC

*$100 invested on 2/28/07 in stock or index, including reinvestment of dividends.
Fiscal year ending February 29, 2012.

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 29, 2012 (5)	February 28, 2011	February 28, 2010 (3)	February 28, 2009	February 29, 2008 (2)
Consolidated Statement of Operations Data

Net sales (1)	$707,062	$561,672	$550,695	$603,099	$591,355
Operating income (loss) (1)	43,874	9,017	3,760	(53,443)	4,422
Net income (loss) from continuing operations (1)	25,649	23,031	22,483	(71,029)	6,746
Net income (loss) from discontinued operations (4)	—	—	—	—	1,719
Net income (loss)	$25,649	$23,031	$22,483	$(71,029)	$8,465

Net income (loss) per common share from continuing operations:
Basic	$1.11	$1.00	$0.98	$(3.11)	$0.29
Diluted	$1.10	$1.00	$0.98	$(3.11)	$0.29
Net income (loss) per common share:
Basic	$1.11	$1.00	$0.98	$(3.11)	$0.37
Diluted	$1.10	$1.00	$0.98	$(3.11)	$0.37

	As of	As of	As of	As of	As of
	February 29,	February 28,	February 28,	February 28,	February 29,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data

Total assets	$634,179	$501,097	$488,978	$461,296	$533,036
Working capital	182,985	258,528	239,787	241,080	275,787
Long-term obligations (6)	88,255	25,849	32,176	31,651	27,260
Stockholders' equity	421,797	392,946	364,263	340,502	423,513

(1)	Amounts exclude the financial results of discontinued operations.

(2)	2008 amounts reflect the acquisition of Oehlbach, Incaar, Technuity and Thomson A/V.

(3)	2010 amounts reflect the acquisition of Schwaiger and Invision (see Note 2 of the Notes to Consolidated Financial Statements).

(4)	2008 amount reflects the proceeds associated with the May 2007 derivative settlement net of administrative and legal fees, and taxes.

(5)	2012 amounts reflect the acquisition of Klipsch (see Note 2 of the Notes to Consolidated Financial Statements).

(6)	Long-term obligations include long-term debt, capital lease obligations, deferred compensation, deferred and other tax liabilities, as well as other long term liabilities.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations  ("MD&A")

This section should be read in conjunction with the “Cautionary Statements” and “Risk Factors” in Item 1A of Part I, and Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data.”

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 29, 2012 compared to the years ended February 28, 2011 and February 28, 2010. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources, including Contractual and Commercial Commitments."  We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements.”

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

Outlook

The Company’s domestic and international business is subject to retail industry conditions and the sales of new and used vehicles. The recent worldwide economic condition had an adverse impact on consumer spending and vehicle sales. If the global macroeconomic environment does not continue to improve or if it deteriorates further, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset the recent market conditions, the Company continues to explore strategies and alternatives to reduce its operating expenses, such as consolidation of facilities and IT systems, and has been introducing new product to obtain a greater market share. The Company continues to focus on cash flow and anticipates having sufficient resources with its recently amended credit agreement, to operate during Fiscal 2013 and 2014.

Business Overview and Strategy

Effective December 1, 2011, Audiovox Corporation changed its name to VOXX International Corporation (“Voxx," “We," "Our," "Us" or “Company"). The Company believes that the name VOXX International would be a name that better represents the widely diversified interests of the Company, and the more than 30 global brands it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. Voxx is a leading international distributor and value added service provider in the accessory, mobile and consumer electronics industries.  We conduct our business through eighteen wholly-owned subsidiaries.  Voxx has a broad portfolio of brand names used to market our products as well as private labels through a large domestic and international distribution network.  We also function as an OEM (“Original Equipment Manufacturer”) supplier to several customers.

Over the last several years, we have focused on our intention to acquire synergistic businesses with the addition of eight new subsidiaries.  These subsidiaries helped us to expand our core business and broaden our presence in the accessory and OEM markets.  Our acquisitions of Klipsch and Invision have provided the opportunity to enter the manufacturing arena.  Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry.

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

Net Sales Growth

Net sales over a five-year period have increased 19.6% from $591,355 for the year ended February 29, 2008 to $707,062 for the year ended February 29, 2012.  During this period, our sales were impacted by the following items:

•	the introduction of new products and lines such as digital antennas and mobile multi-media devices,

•	acquisition of Klipsch's high-end speaker business,

•	acquisition of Invision’s mobile entertainment business,

•	acquisition of Schwaiger’s accessory business,

•	acquisition of Thomson’s audio/video business,

•	acquisition of Technuity’s accessory business,

•	acquisition of Incaar’s OEM business,

•	acquisition of Oehlbach’s accessory business

Partially offset by:

•	The discontinuance of various high volume/low margin product lines such as navigation, GMRS radios and flat-panel TV’s,

•	volatility in core mobile, consumer and accessories sales due to increased competition, lower selling prices and the decline in the national and global economy.

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

Sales Incentives

We offer sales incentives to our customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and  (4) other trade allowances.  We account for sales incentives in accordance with ASC 605-50 “Customer Payments and Incentives” (“ASC 605-50”). Except for other trade allowances, all sales incentives require the customer to purchase our products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a check.  All costs associated with sales incentives are classified as a reduction of net sales, and the following is a summary of the various sales incentive programs:

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

Market development funds are offered to customers in connection with new product launches or entrance into new markets.  The amount offered for new product launches is based upon a fixed amount or fixed percentage of our sales revenue to the customer or a fixed amount per unit sold to the customer during a specified time period. We accrue the cost of co-operative advertising allowances and market development funds at the latter of when the customer purchases our products or when the sales incentive is offered to the customer.

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

Other trade allowances are additional sales incentives that we provide to customers subsequent to the related revenue being recognized. In accordance with ASC 605-50, we record the provision for these additional sales incentives at the latter of when the sales incentive is offered or when the related revenue is recognized. Such additional sales incentives are based upon a fixed percentage of the selling price to the customer, a fixed amount per unit, or a lump-sum amount.

The accrual balance for sales incentives at February 29, 2012 and February 28, 2011 was $18,154 and $11,981, respectively.  Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results. Increases in the accrual balance from February 28, 2011 to February 29, 2012 were primarily as a result of the acquisition of Klipsch and the inclusion of the Klipsch business in our consolidated operations in Fiscal 2012.

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

For the years ended February 29, 2012, February 28, 2011 and February 28, 2010, reversals of previously established sales incentive liabilities amounted to $3,662, $1,725 and $2,559, respectively. These reversals include unearned and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Reversals of unearned sales incentives for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 amounted to $2,200, $977 and $1,369, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Reversals of unclaimed sales incentives for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 amounted to $1,462, $748 and $1,190, respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  We record charges for estimated credit losses against operating expenses and charges for price adjustments against net sales in the consolidated financial statements. The reserve for estimated credit losses at February 29, 2012 and February 28, 2011 were $5,737 and $6,179, respectively. While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Since our accounts receivable are concentrated in a relatively few number of large customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

Inventories

We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis, with a portion valued at standard cost) and/or the current estimated market value of the inventory less expected costs to sell the inventory. We regularly review inventory quantities on-hand and record a provision, in cost of sales, for excess and obsolete inventory based primarily from selling price reductions subsequent to the balance sheet date, indications from customers based upon current negotiations, and purchase orders. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  During the years ended February 29, 2012, February 28, 2011 and February 28, 2010, we recorded inventory write-downs of $2,942, $3,911 and $2,972, respectively.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, which consists of the excess cost over fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks and customer relationships) amounted to $262,715 at February 29, 2012 and $106,562 at February 28, 2011.  Goodwill and other intangible assets are determined in accordance with ASC 805 “Business Combinations” (“ASC 805”) and ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”), (see Goodwill and Other Intangible Assets (Note 1(k)).

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. The Company has used the Discounted Future Cash Flow Method (DCF) as the principle method to determine the Fair Value (“FV”) of acquired businesses.  The discount rate used for our analysis was 13.3%. A five-year period was analyzed using a risk adjusted discount rate.

The value of potential intangible assets separate from goodwill are evaluated and assigned to the respective categories using certain methodologies (see Note 1(k)).  Certain estimates and assumptions are used in applying these methodologies, including projected sales, which include incremental revenue to be generated from the product markets that the Company has not been previously exposed to, disclosed future contracts and adjustments for declines in existing core sales; ongoing market demand for the relevant products; and required returns on tangible and intangible assets.  In the event that actual results or market conditions deviate from these estimates and assumptions used, the future FV may be different than that determined by management and may result in an impairment loss.

The Company categorizes its intangible assets between goodwill and intangible assets.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life.

On an annual basis, or as needed for a triggering event, we test goodwill and other indefinite lived intangible assets for impairment (see Note 1(k)). To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. Additionally, we may evaluate our recorded intangible assets with the assistance of a third-party valuation firm, as necessary.   All reports and conclusions are reviewed by management who have ultimate responsibility for their content.  For Fiscal 2012 management determined that its intangible assets were not impaired. Goodwill is tested using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is considered impaired if the carrying amount of the reporting unit's goodwill exceeds its estimated fair value. Based upon our most recent annual impairment test completed in the fourth quarter of Fiscal 2012, the fair value of goodwill is in excess of the related carrying value.

Determining whether impairment of indefinite lived intangibles has occurred requires an analysis of each identifiable asset. If estimates used in the valuation of each identifiable asset proved to be inaccurate based on future results, there could be additional impairment charges in subsequent periods.

Warranties

We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs, in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $6,425 at February 29, 2012 and $5,956 at February 28, 2011.  While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

We use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards.  The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates.  The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards.  As a result, if other assumptions or estimates had been used for options granted in the current and prior periods, the stock-based compensation expense of $828 that was recorded for the year ended February 29, 2012 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

We account for income taxes in accordance with the guidance issued under Statement ASC 740, "Income Taxes" with consideration for uncertain tax positions.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

During Fiscal 2012, the Company recorded an income tax provision of $13.2 million related to federal, state and foreign taxes. The Company's effective tax rate differs from the U.S. federal statutory rate due to state and local taxes, non-deductible expenses, the generation of research and development credits, and the U.S. effect of foreign operations including tax rate differences in foreign jurisdictions. The Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions and with respect to its foreign tax credits and various investments which are more likely than not to generate capital losses in the future. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Since March 1, 2007, the Company accounted for uncertain tax positions in accordance with the authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on tax returns should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company provides loss contingencies for federal, state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, which if different, may materially impact the Company's financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of income tax expense (benefit) on the consolidated statement of operations.

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the consolidated balance sheets at February 29, 2012 and February 28, 2011 and the consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the years ended February 29, 2012, February 28, 2011 and February 28, 2010. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 29, 2012 with the audited years ended February 28, 2011, and February 28, 2010. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations.

Year Ended February 29, 2012 Compared to the Years Ended February 28, 2011 and February 28, 2010

Continuing Operations

The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 29, 2012 (“Fiscal 2012”), February 28, 2011 (“Fiscal 2011”) and February 28, 2010 (“Fiscal 2010”).

Net Sales

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Electronics	$561,001	$415,167	$375,021
Accessories	146,061	146,505	175,674
Total net sales	$707,062	$561,672	$550,695

Fiscal 2012

Electronics sales, which include both mobile and consumer electronics, represented 79.3% of the net sales for the year ended February 29, 2012, compared to 73.9% in the prior year. For the year ended February 29, 2012, approximately $169,500 of our sales from this product group was the result of our recent acquisition of Klipsch.  In addition, the electronics group experienced increases in its OEM manufacturing lines due to increases in domestic automotive sales and the launch of new programs, both domestically and internationally. These increases were partially offset by a decline in sales of consumer electronics products including camcorders, clock radios, digital players and digital voice recorders as a result of the economy, competition, and changes in technology, as well as consumer demand; the absence of FLO-TV products, whose program ended in the third quarter of Fiscal 2011 and a decline in satellite fulfillment sales. Overall, electronic sales in our international markets increased, partially offsetting declines in the domestic market.

Accessory sales represented 20.7% of our net sales for the year ended February 29, 2012, compared to 26.1% in the prior year.  The decrease in the accessories group was primarily related to decreased sales in such products as rechargeable batteries, surge protectors, as well as certain car chargers and cables that the Company phased out in Fiscal 2012 in order to make way for new offerings in the coming fiscal year. The decreases were offset by increased sales in our international markets, as well as certain domestic products, such as antennas, wireless speakers, and personal sound amplifiers.

Fiscal 2011

Electronics sales increased $40,146 in Fiscal 2011. This is a result of the acquisition of Invision which accounted for approximately $47 million, and the favorable increase in our other OEM groups as a result of new product offerings and increased automotive sales. Revenue increased in our security groups due to new product introduction and strong remote start sales. Finally, video sales were also up as a result of increased sales in the automotive market. This was partially offset by a decline in Flo TV sales due to Qualcomm's withdrawal from the direct TV market; a decline in satellite radio sales as a result of streamlined SKU's; product shortfalls as a result of a transition to new products and vendors in the portable DVD market; slower sales in our audio line and consumer good products including camcorders, clock radios and voice recorders.

Accessories sales decreased $29,169. This group was impacted by slower retail sales for products utilizing our accessory products at the retail level such as digital cables and antennas. The group has added a more diverse group of customers, however, the general economy has had an impact on sales. These declines were partially offset by the acquisition of Schwaiger which was present for all of Fiscal 2011.

Sales incentive expenses were $40,009, $26,279 and $27,070 for Fiscal 2012, 2011 and 2010, respectively, which included reversals for unclaimed and unearned sales incentives of $3,662, $1,725 and $2,559, respectively. The increase in sales incentive expenses and reversals in Fiscal 2012 is a result of the acquisition of Klipsch and inclusion of the subsidiary's business in our results of operations for the full Fiscal year ended February 29, 2012. We believe the reversal of unearned and earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unearned and earned but unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Gross profit	$202,955	$123,937	$106,751
Gross margin percentage	28.7%	22.1%	19.4%

Fiscal 2012

Gross margins for Fiscal 2012 increased 660 basis points primarily as a result of our acquisition of Klipsch, as well as increased sales in mobile related products; better margins in our existing product lines; new product introductions; lower sales in our fulfillment and consumer business, which have typically yielded lower margins; and a reduction in required inventory provisions and warehouse assembly expenses.

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

Operating Expenses and Operating Income / (Loss)

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Operating Expenses:
Selling	$47,282	$34,517	$30,147
General and administrative	93,219	67,262	62,854
Engineering and technical support	15,825	11,934	9,781
Acquisition related costs	2,755	1,207	209
Total Operating Expenses	$159,081	$114,920	$102,991

Operating income	$43,874	$9,017	$3,760

Fiscal 2012

Operating expenses increased $44,161 in Fiscal 2012 as compared to Fiscal 2011. The increase in total operating expenses was due primarily to our recent acquisition of Klipsch which accounted for $39.2 million of our operating expenses during the year ended February 29, 2012, as well as an increase in legal fees to defend a patent suit, compensation expense as a result of performance related targets and acquisition costs incurred during the fourth quarter of Fiscal 2012 related to the purchase of Hirschmann on March 14, 2012.  These increases were partially offset by reductions in depreciation expense, headcount reduction in select groups and a benefit recorded related to a put option.

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

Other Income/(Expense)

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Interest and bank charges	$(5,630)	$(2,630)	$(1,556)
Equity in income of equity investees	4,035	2,905	1,657
Other, net	(3,387)	3,204	7,294
Total other income (expense)	$(4,982)	$3,479	$7,395

Fiscal 2012

Other income (expense) decreased $8,461 to other expense, net, of $4,982 for the year ended February 29, 2012 compared to other income, net, of $3,479 for the year ended February 28, 2011. The decrease is primarily due to a charge recorded during Fiscal 2012 in connection with a breach of license agreement suit of approximately $3,600, a contingent consideration adjustment of approximately $2,000, the other than temporary impairment of an investment in marketable securities of approximately $1,200, and the net foreign exchange gain in U. S. dollar denominated assets and liabilities in Venezuela of $1,400 recorded in Fiscal 2011, offset by gains of approximately $1,600 in forward exchange contracts in the fourth quarter of Fiscal 2012 related to the Hirschmann acquisition.

Interest and bank charges represent expenses for bank obligations of VOXX International Corporation and Audiovox Germany, interest for a capital lease, and amortization of a debt discount on our credit facility. The increase in these expenses for the year ended February 29, 2012, is due primarily to interest expense, fees and amortization of deferred financing costs related to the Credit Facility entered into on March 1, 2011 primarily to fund our Klipsch acquisition.

Equity in income of equity investees increased due to increased equity income of Audiovox Specialized Applications, Inc. (ASA) as a result of improved sales and profitability.

Fiscal 2011

Other income decreased $3,916 primarily as a result of the $5,400 gain on bargain purchase from the Company’s Schwaiger acquisition included in Other, net, and a gain recorded on a foreign exchange contract, both recorded in Fiscal 2010, and a loss of approximately $300 associated with the write-off of a portion of a notes receivable recorded in connection with the Company's divestiture of its Malaysian operation, partially offset by the net foreign exchange gain on U.S. dollar denominated assets and liabilities in Venezuela and an other-than-temporary impairment of $1.5 million on an investment of the Company.

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

Income Tax Provision

The effective tax rate in Fiscal 2012 was an income tax provision of 34.0% on pre-tax income from operations of $38,892 as compared to a benefit of (84.3)% on a pre-tax income of $12,496 from continuing operations in the prior year. The effective tax rate in Fiscal 2012 differs from the statutory rate due to state and local taxes, non-deductible expenses, the generation of research and development credits and the U.S. effect of foreign operations including tax rate differences in foreign jurisdictions.

The effective tax rate in Fiscal 2011 was lower than the statutory tax rate due the Company's ability to record an income tax benefit as a significant portion of the Company's deferred tax assets became realizable on a more-likely-than-not basis based on current operating results and forecasts of pre-tax earnings and U.S. taxable income.

The effective tax rate in Fiscal 2010 was lower than the statutory rate due to the Company's ability to record an income tax benefit through a reduction in its valuation allowance of $10.1 million in connection with the carryback of certain net operating losses as a result of new legislation enacted in Fiscal 2010, and the recognition of $4.6 million of uncertain tax positions as the result of the expiration of various statute of limitations.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income from operations to reported net income and basic and diluted net income per common share:

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Operating income	$43,874	$9,017	$3,760
Other income (expense), net	(4,982)	3,479	7,395
Income from operations before income taxes	38,892	12,496	11,155
Income tax expense (benefit)	13,243	(10,535)	(11,328)
Net income	$25,649	$23,031	$22,483

Net income per common share:
Basic	$1.11	$1.00	$0.98
Diluted	$1.10	$1.00	$0.98

Net income for Fiscal 2012 was $25,649 as compared to $23,031 in Fiscal 2011 and $22,483 in Fiscal 2010. Fiscal 2012 net income was favorably impacted by the acquisition of Klipsch.

During Fiscal 2011, net income was favorably impacted by the net tax benefits of approximately $10,500 as a result of a partial reduction of a valuation allowance on deferred taxes.

During Fiscal 2010, the company was impacted by several non-standard charges related to the economy, market conditions, customers, and other events as outlined in the Annual Report for Fiscal 2010.

Net income was also favorably impacted by sales incentive reversals of $3,662 ($0 after taxes), $1,725 ($0 after taxes) and $2,559 ($0 after taxes) in Fiscal 2012, 2011 and 2010, respectively.

Adjusted EBITDA and Adjusted Diluted Earnings per Common Share

Adjusted EBITDA and adjusted diluted earnings per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest expense, taxes, depreciation and amortization, stock-based compensation expense and costs relating to our acquisitions. Depreciation, amortization, and stock-based compensation expense are non-cash items. Adjusted diluted earnings per common share represent the Company's diluted earnings per common share based on adjusted EBITDA.
We present adjusted EBITDA and adjusted diluted earnings per commons share in this Form 10-K because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and adjusted diluted earnings per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of costs relating to the Company's acquisitions allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA prepared in accordance with GAAP. Adjusted EBITDA and adjusted diluted earnings per common share are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income to Adjusted EBITDA and Adjusted Diluted Earnings per Common Share

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Net income	$25,649	$23,031	$22,483
Adjustments:
Interest and bank charges	5,630	2,630	1,556
Depreciation and amortization	10,295	7,865	7,694
Income tax expense (benefit)	13,243	(10,535)	(11,328)
EBITDA	54,817	22,991	20,405
Stock-based compensation	1,082	1,284	1,138
Acquisition related costs	2,755	1,207	209
Adjusted EBITDA	$58,654	$25,482	$21,752
Diluted earnings per common share	$1.10	$1.00	$0.98
Diluted adjusted EBITDA per common share	$2.52	$1.10	$0.95

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 29, 2012, we had working capital of $182,985 which includes cash and cash equivalents of $13,606 compared with working capital of $258,528 at February 28, 2011, which included cash and cash equivalents of $98,630.  During the fiscal year, the Company acquired Klipsch, purchased buildings in Venezuela and Germany, repaid outstanding bank obligations, and had higher payables and accruals due primarily to the timing and payment of invoices and expenses. These decreases were partially offset by draws on the Company's Credit Facility in order to finance the purchase of Klipsch, as well as increases to accounts receivable and prepaid expenses primarily as a result of the Klipsch business being integrated into the Company.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or pay down our debt.   The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Cash (used in) provided by:
Operating activities	$59,584	$32,130	$28,222
Investing activities	(179,410)	1,420	(25,009)
Financing activities	34,699	(4,382)	(1,222)
Effect of exchange rate changes on cash	103	(49)	(1,984)
Net (decrease) increase in cash and cash equivalents	$(85,024)	$29,119	$7

Operating activities provided cash of $59,584 for Fiscal 2012 from: i) net income generated from operations of $25,649, and depreciation and amortization of $10,295, and ; ii) increased accounts payable, accrued expenses, accrued sales incentives and other due to increases in net sales; partially offset by increased accounts receivable, due primarily to the acquisition of Klipsch.

Investing activities used cash of $179,410 during Fiscal 2012, primarily due to the acquisition of Klipsch on March 1, 2011, as well as due to capital expenditures.

Financing activities provided cash of $34,699 during Fiscal 2012, primarily from cash draws from the Company's Credit Facility to finance the acquisition of Klipsch, offset by the repayment of bank obligations.

As of February 29, 2012, we had a revolving credit facility ("the Credit Facility") with an aggregated committed availability of up to $175 million. The Company could borrow under the Credit Facility as needed, provided the aggregate amounts outstanding did not exceed 85% of certain eligible accounts receivable, plus 65% of certain eligible inventory balances less the outstanding amounts for Letters of Credit Usage, if applicable. This amount could be further reduced by the aggregated amounts of reserves that may be required at the reasonable discretion of Wells Fargo in its role as the Administrative Agent. Generally, the Company could designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swing Loans could only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 2.25 - 2.75% based on excess availability in the borrowing base. Loans designated as Base Rate loans bear interest at a rate equal to the base rate plus an applicable margin ranging from 1.25 - 1.75% based on excess availability in the borrowing base. This facility was amended and restated as indicated below on March 14, 2012.
As of March 14, 2012, the Company has amended and restated its Credit Facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a U.S. revolving credit facility of $80 million; a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros; and a five year term loan facility in the aggregate principal amount of $75 million. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans.
$60 million of the U. S. revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the three month periods from September 1, 2012 through November 30, 2012 and from September 1, 2013 through November 30, 2013.
Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base.
All amounts outstanding under the Amended Facility will mature and become due on March 13, 2017. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Amended Facility may be irrevocably reduced at any time without premium or penalty. The $75 million five year term loan facility is payable in twenty quarterly installments of principal commencing May 31, 2012, each in the amount of $3,750.
The Amended Facility requires compliance with the following financial covenants calculated as of the last day of each fiscal quarter: (a) Total Leverage Ratio (i) from the Closing Date through February 28, 2013 of less than or equal to 3.25 to 1.00; (ii) from March 1, 2013 through February 28, 2014 of less than or equal to 3.0 to 1.00; and (iii) from March 1, 2014 to Maturity Date of less than or equal to 2.75 to 1.00, and (b) Consolidated EBIT to Consolidated Interest Expense Ratio of greater than or equal to 3.0 to 1.00.

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items (including capital expenditures).

The Amended Facility contains customary events of default, including, without limitation: failure to pay principal thereunder when due; failure to pay any interest or other amounts thereunder for a period of three (3) business days after becoming due; failure to comply with certain agreements or covenants contained in the Amended Facility; failure to satisfy certain judgments against a Loan Party or any of its Subsidiaries (other than Immaterial Subsidiaries); certain insolvency and bankruptcy events; and failure to pay when due certain other indebtedness in an amount in excess of $5 million.

The Obligations under the Amended Facility are secured by a general lien on and security interest in the assets of certain entities of the Company, including accounts receivable, equipment, substantially all of the real estate, general intangibles and inventory provided that the assets of Hirschman Car Communication GmbH and the foreign guarantors will only secure the Foreign Obligations. All Guarantors other than subsidiaries of Hirschmann Car Communication GmbH have jointly and severally guaranteed (or will jointly and severally guarantee) the obligations of any and all Credit Party Obligations, and each Foreign Guarantor will jointly and severally guarantee the obligations of Hirschmann Car Communications GmbH under the Credit Agreement (i.e., the Foreign Obligations).

On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann (see Subsequent Event in this Form 10K).

In addition, Audiovox Germany has accounts receivable factoring arrangements totaling 16,000 Euro, a 4,000 Euro Asset-Based Lending (“ABL”) credit facility and a 2,000 Euro credit line.

Certain contractual cash obligations and other commitments will impact our short and long-term liquidity.  At February 29, 2012, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (8)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,350	$574	$1,147	$1,161	$6,468
Operating leases (2)	24,985	6,907	10,446	5,816	1,816
Total contractual cash obligations	$34,335	$7,481	$11,593	$6,977	$8,284

Other Commitments
Bank obligations (3)	$33,328	$1,818	$—	$31,510	$—
Stand-by letters of credit (4)	817	817	—	—	—
Commercial letters of credit (4)	273	273	—	—	—
Other (5)	9,022	1,774	5,430	880	938
Contingent earn-out payments and other (6)	7,108	3,167	3,816	125	—
Unconditional purchase obligations (7)	110,329	110,329	—	—	—
Total commercial commitments	$160,877	$118,178	$9,246	$32,515	$938
Total Commitments	$195,212	$125,659	$20,839	$39,492	$9,222

(1)
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $151 and $5,196, respectively at February 29, 2012.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the Company's Credit Facility and amounts outstanding under the Audiovox Germany Euro asset-based lending facility at February 29, 2012.

(4)
Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.  We also issue standby letters of credit to secure certain insurance requirements.

(5)
The amount includes amounts outstanding under a call-put option with certain employees of Audiovox Germany; amounts outstanding under a term loan agreement for Audiovox Germany; a note payable to a vendor in connection with our Invision acquisition; an assumed mortgage on a facility in connection with our Klipsch acquisition; and amounts outstanding under a mortgage for a facility purchased at Schwaiger.

(6)
Represents contingent payments and other liabilities in connection with the Thomson Accessory, Thomson Audio/Video, Invision and Klipsch acquisitions (see Note 2 of the Consolidated Financial Statements).

(7)
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

(8)
At February 29, 2012, the Company had unrecognized tax benefits of $2,912. A reasonable estimate of the timing related to these liabilities is not possible, therefore such amounts are not reflected in this contractual obligation and commitments schedule.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/

or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash.  We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provides adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Impact of Inflation and Currency Fluctuation

To the extent that we expand our operations in Europe, Canada, Latin America and the Pacific Rim, the effects of inflation and currency fluctuations could impact our financial condition and results of operations.  While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2012 and 2011, the Company held forward contracts specifically designated for hedging (see Note 1(e)). As of February 29, 2012 and February 28, 2011, unrealized losses of $103 and unrealized gains of $238, respectively, were recorded in other comprehensive income associated with these contracts. During the fourth quarter of Fiscal 2012, the Company entered two forward contracts in the amount of $63,750 to hedge the euros required to close its pending Hirschmann acquisition in the first quarter of Fiscal 2013. These contracts were not designated for hedging, and as such, were valued at February 29, 2012. A gain of $1,581 associated with these contracts was recorded through other income during Fiscal 2012.

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

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan operations. Our TICC bond investment (see Note 1(f)) and our U. S dollar denominated intercompany debt have been subject to currency fluctuations associated with the devaluation of the Bolívar fuerte and the temporary institution in 2010 of a two-tier exchange rate by the Venezuelan government. The TICC bond is valued at the current Venezuelan exchange rate of 4.3 and classified as a held-to-maturity investment at amortized cost at February 29, 2012.

Seasonality

We typically experience seasonality in our operations. We generally sell a substantial amount of our products during September, October and November due to increased promotional and advertising activities during the holiday season.  Our business is also significantly impacted by the holiday season and electronic trade shows in December and January.

Related Party Transactions

During 1998, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation sold in 2004.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  The Company subleases the building to Personal Communication Devices, LLC (formerly UTStarcom) for monthly payments of $50 for a term of three years, which expires on October 31, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.

As a result of the acquisition of Klipsch, the Company assumed a lease for the facility housing the Klipsch headquarters in Indianapolis. The lessor was Woodview, LLC ("Woodview"), of which certain partners are executives of Klipsch. Lease payments were based on current market rates, as determined by independent valuation, with the lease expiration on May 31, 2021. On April 20, 2012, the Company purchased this building from Woodview for $10.9 million. The Company paid cash of $3.1 million at closing plus $106 in closing costs, and assumed the mortgage held by Woodview in the amount of $7.8 million. The mortgage is due in May 2013 and bears interest at 5.85%.

Total lease payments required under all related party leases for the five-year period ending February 28, 2017 are $12,166.

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

Marketable Securities

Marketable securities at February 29, 2012, which are recorded at fair value of $3,450, include an unrealized gain of $3 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $556 as of February 29, 2012. Actual results may differ.

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

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  At February 29, 2012, we had translation exposure to various foreign currencies with the most significant being the Euro, Hong Kong Dollar, Mexican Peso, Venezuelan Bolivar and Canadian Dollar. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of February 29, 2012 amounts to $2,849.  Actual results may differ.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represents 2% of year to date sales. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds (see Note 1(f)).

Item 8-Consolidated Financial Statements and Supplementary Data

The information required by this item begins on page 33 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A-Controls and Procedures

Evaluation of Disclosure Controls and Procedures

VOXX International Corporation and subsidiaries (the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in accordance with the SEC's rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 29, 2012, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and adequately designed.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 29, 2012. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 29, 2012 based on the COSO criteria.

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

The effectiveness of the Company’s internal control over financial reporting as of February 29, 2012, has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VOXX International Corporation

We have audited VOXX International Corporation (formerly known as Audiovox Corporation) (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VOXX International Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VOXX International Corporation and subsidiaries as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 29, 2012, and our report dated May 14, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
May 14, 2012

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 29, 2012 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 28, 2012, and such information is incorporated herein by reference.

PART IV

Item 15-Exhibits, Financial Statement Schedules

(1 and 2)     Financial Statements and Financial Statement Schedules.  See Index to Consolidated Financial Statements attached hereto.

(3)       Exhibits.  A list of exhibits is included subsequent to Schedule II on page S-1.

VOXX INTERNATIONAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of February 29, 2012 and February 28, 2011	39
Consolidated Statements of Operations for the years ended February 29, 2012, February 28, 2011 and February 28, 2010	40
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 29, 2012, February 28, 2011 and February 28, 2010	41
Consolidated Statements of Cash Flows for the years ended February 29, 2012, February 28, 2011 and February 28, 2010	43
Notes to Consolidated Financial Statements	44
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts	81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VOXX International Corporation

We have audited the accompanying consolidated balance sheets of VOXX International Corporation (formerly known as Audiovox Corporation) (a Delaware corporation) and subsidiaries (the “Company”) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 29, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VOXX International Corporation and subsidiaries as of February 29, 2012 and February 28, 2011, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 14, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
May 14, 2012

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
February 29, 2012 and February 28, 2011
(In thousands, except share data)

	February 29, 2012	February 28, 2011
Assets
Current assets:
Cash and cash equivalents	$13,606	$98,630
Accounts receivable, net	142,585	108,048
Inventory	129,514	113,620
Receivables from vendors	4,011	8,382
Prepaid expenses and other current assets	13,549	9,382
Income tax receivable	698	—
Deferred income taxes	3,149	2,768
Total current assets	307,112	340,830
Investment securities	13,102	13,500
Equity investments	14,893	12,764
Property, plant and equipment, net	31,779	19,563
Goodwill	87,366	7,373
Intangible assets	175,349	99,189
Deferred income taxes	796	6,244
Other assets	3,782	1,634
Total assets	$634,179	$501,097
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$43,755	$27,341
Accrued expenses and other current liabilities	52,679	36,500
Income taxes payable	5,432	1,610
Accrued sales incentives	18,154	11,981
Deferred income taxes	515	399
Current portion of long-term debt	3,592	4,471
Total current liabilities	124,127	82,302
Long-term debt	34,860	2,077
Capital lease obligation	5,196	5,348
Deferred compensation	3,196	3,554
Other tax liabilities	2,943	1,788
Deferred tax liabilities	34,220	4,919
Other long-term liabilities	7,840	8,163
Total liabilities	212,382	108,151
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	250	248
Paid-in capital	281,213	277,896
Retained earnings	162,676	137,027
Accumulated other comprehensive loss	(3,973)	(3,849)
Treasury stock, at cost	(18,369)	(18,376)
Total stockholders' equity	421,797	392,946
Total liabilities and stockholders' equity	$634,179	$501,097

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended February 29, 2012, February 28, 2011 and February 28, 2010
(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Net sales	$707,062	$561,672	$550,695
Cost of sales	504,107	437,735	443,944
Gross profit	202,955	123,937	106,751

Operating expenses:
Selling	47,282	34,517	30,147
General and administrative	93,219	67,262	62,854
Engineering and technical support	15,825	11,934	9,781
Acquisition related costs	2,755	1,207	209
Total operating expenses	159,081	114,920	102,991

Operating income	43,874	9,017	3,760

Other income (expense):
Interest and bank charges	(5,630)	(2,630)	(1,556)
Equity in income of equity investee	4,035	2,905	1,657
Other, net	(3,387)	3,204	7,294
Total other income (expenses), net	(4,982)	3,479	7,395

Income from operations before income taxes	38,892	12,496	11,155
Income tax expense (benefit)	13,243	(10,535)	(11,328)
Net income	$25,649	$23,031	$22,483

Net income per common share (basic)	$1.11	$1.00	$0.98

Net income per common share (diluted)	$1.10	$1.00	$0.98

Weighted-average common shares outstanding (basic)	23,080,081	22,938,754	22,875,651
Weighted-average common shares outstanding (diluted)	23,265,206	23,112,518	22,919,665

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended February 29, 2012, February 28, 2011 and February 28, 2010
(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock- holders' equity
Balances at February 28, 2009	$246	$274,464	$91,513	$(7,325)	$(18,396)	$340,502
Comprehensive income:
Net income	—	—	22,483	—	—	22,483
Foreign currency translation adjustment	—	—	—	(685)	—	(685)
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale security included in net income	—	—	—	1,000	—	1,000
Unrealized (loss) on marketable securities, net of tax effect	—	—	—	(268)	—	(268)
Other comprehensive income	—	—	—	—	—	47
Comprehensive income	—	—	—	—	—	22,530
Exercise of stock options into 17,500 shares of common stock	1	84	—	—	—	85
Stock-based compensation expense	—	1,138	—	—	—	1,138
Issuance of 945 shares of treasury stock	—	(2)	—	—	10	8
Balances at February 28, 2010	$247	$275,684	$113,996	$(7,278)	$(18,386)	$364,263
Comprehensive income:
Net income	—	—	23,031	—	—	23,031
Foreign currency translation adjustment	—	—	—	795	—	795
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale security included in net income	—	—	—	1,600	—	1,600
Reclassification of unrealized losses on marketable securities, net of tax effect	—	—	—	796	—	796
Gain on derivatives designated for hedging	—	—	—	238	—	238
Other comprehensive income	—	—	—	—	—	3,429
Comprehensive income	—	—	—	—	—	26,460
Exercise of stock options into 189,125 shares of common stock	1	931	—	—	—	932
Stock-based compensation expense	—	1,284	—	—	—	1,284
Issuance of 975 shares of treasury stock	—	(3)	—	—	10	7
Balances at February 28, 2011	$248	$277,896	$137,027	$(3,849)	$(18,376)	$392,946
Comprehensive income:
Net income	—	—	25,649	—	—	25,649
Foreign currency translation adjustment	—	—	—	(1,153)	—	(1,153)
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale security included in net income	—	—	—	1,225	—	1,225
Unrealized gains on marketable securities, net of tax effect	—	—	—	(65)	—	(65)

Loss on derivatives designated for hedging	—	—	—	(131)	—	(131)
Other comprehensive income	—	—	—	—	—	(124)
Comprehensive income	—	—	—	—	—	25,525
Exercise of stock options into 61,875 shares of common stock	2	2,235	—	—	—	2,237
Stock-based compensation expense	—	1,082	—	—	—	1,082
Issuance of 720 shares of treasury stock	—	—	—	—	7	7
Balances at February 29, 2012	$250	$281,213	$162,676	$(3,973)	$(18,369)	$421,797

  See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 29, 2012, February 28, 2011 and February 28, 2010
(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Cash flows from operating activities:
Net income	$25,649	$23,031	$22,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,295	7,865	7,694
Bad debt expense	1,771	1,022	221
Equity in income of equity investee	(4,035)	(2,905)	(1,657)
Distribution of income from equity investees	1,906	1,413	2,199
Deferred income tax expense (benefit), net	4,075	(13,566)	1,594
Loss on disposal of property, plant and equipment	237	64	32
Non-cash compensation adjustment	(139)	717	1,696
Non-cash stock based compensation expense	1,082	1,284	1,138
Realized loss on sale of investment	—	182	—
Gain on bargain purchase	—	—	(5,447)
Impairment loss on marketable securities	1,225	1,600	1,000
Tax benefit on stock options exercised	(1,846)	—	—
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(8,834)	22,462	(22,451)
Inventory	13,269	(12,007)	32,849
Receivables from vendors	4,363	2,802	1,176
Prepaid expenses and other	(8,511)	4,657	(1,890)
Investment securities-trading	357	(646)	(615)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	12,698	(9,273)	(6,251)
Income taxes payable	6,022	3,428	(5,549)
Net cash provided by operating activities	59,584	32,130	28,222
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,364)	(3,055)	(5,017)
Proceeds from distribution from an equity investee	—	—	1,304
Proceeds from repayment of notes receivable	—	—	511
Purchase of short-term investments	—	(23,981)	—
Sale of short-term investments	—	24,210	—
Sale of long-term investment	—	4,368	—
Purchase of long-term investment	—	(245)	(7,498)
Purchase of patents	—	—	348
Borrowing on short-term note	214	180	—
Purchase of acquired businesses, less cash acquired	(167,260)	(57)	(14,657)
Net cash (used in) provided by investing activities	(179,410)	1,420	(25,009)
Cash flows from financing activities:
Repayment of short-term debt	(927)	(3,950)	—
Borrowings from bank obligations	89,248	285	114
Repayments on bank obligations	(55,765)	(1,479)	(1,452)
Principal payments on capital lease obligation	(102)	(180)	22
Proceeds from exercise of stock options and warrants	392	932	84
Reissue of treasury stock	7	10	10
Tax expense on stock options exercised	1,846	—	—
Net cash provided by (used in) financing activities	34,699	(4,382)	(1,222)
Effect of exchange rate changes on cash	103	(49)	(1,984)
Net (decrease) increase in cash and cash equivalents	(85,024)	29,119	7
Cash and cash equivalents at beginning of year	98,630	69,511	69,504
Cash and cash equivalents at end of year	$13,606	$98,630	$69,511
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, excluding bank charges	$3,520	$2,138	$1,310
Income taxes (net of refunds)	$1,499	$1,257	$(7,838)

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 29, 2012
(Amounts in thousands, except share and per share data)

1)	Description of Business and Summary of Significant Accounting Policies

a)Description of Business

Effective December 1, 2011, Audiovox Corporation changed its name to VOXX International Corporation ("Voxx," "We," "Our," "Us" or "the Company"). The Company believes that the name VOXX International would be a name that better represents the widely diversified interests of the Company, and the more than 30 global brands it has acquired and grown throughout the years, achieving a powerful international vehicle for each of these respective brands to emerge with its own identity. Voxx is a leading international distributor in the accessory, mobile and consumer electronics industries. We conduct our business through eighteen wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. (“Audiovox Mexico”), Technuity, Inc., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energizer®, Energy®, Heco®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Movies2Go®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Road Gear®, Schwaiger®, Spikemaster® and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

On March 14, 2012, the Company acquired Car Communication Holding GmbH and its worldwide subsidiaries ("Hirschmann") through a stock purchase as outlined in the Subsequent Events footnote (Note 16).

b)Principles of Consolidation, Reclassifications and Accounting Principles

The consolidated financial statements include the financial statements of VOXX International Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain amounts in prior years have been reclassified to conform to the current year presentation.

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

c)Use of Estimates

The preparation of these financial statements require the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses.  Such estimates include the allowance for doubtful accounts, inventory valuation, recoverability of deferred tax assets, reserve for uncertain tax positions, valuation of long-lived assets, accrued sales incentives, warranty reserves, stock-based compensation, valuation and impairment assessment of investment securities, goodwill, trademarks and other intangible assets, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Actual results could differ from those estimates.

d)Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $13,606 and $98,630 at February 29, 2012 and February 28, 2011, respectively.  Cash amounts held in foreign bank accounts amounted to $5,828 and $6,330 at February 29, 2012 and February 28, 2011, respectively. The majority of these amounts are in excess of government insurance. The Company places its cash and cash equivalents in institutions and funds of high credit quality. We perform periodic evaluations of these institutions and funds.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at February 29, 2012:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$13,606	$13,606	$—	$—
Derivatives
Designated for hedging	$(103)	$—	$(103)	$—
Not designated	1,581	—	1,581	—
Total derivatives	$1,478	$—	$1,478	$—
Long-term investment securities:
Marketable securities at fair value
Trading securities	$3,447	$3,447	$—	$—
Available-for-sale securities	3	3	—	—
Total marketable securities at fair value	3,450	3,450	—	—
Other investments at amortized cost (a)	9,652	—	—	—
Total long-term investment securities	$13,102	$3,450	$—	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2011:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$98,630	$98,630	$—	$—
Derivatives
Designated for hedging	$238	$—	$238	$—
Not designated	85	—	85	—
Total derivatives	$323	$—	$323	$—
Long-term investment securities:
Marketable securities at fair value
Trading securities	$3,804	$3,804	$—	$—
Available-for-sale securities	68	68	—	—
Total marketable securities at fair value	3,872	3,872	—	—
Other investments at amortized cost (a)	9,628	—	—	—
Total long-term investment securities	$13,500	$3,872	$—	$—

(a)
Other investments at cost include the Company's held-to-maturity investment, carried at amortized cost. The investment was removed from the Level 2 classification during the third quarter of Fiscal 2012. There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of these investments.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Forward foreign currency contracts not designated under hedged transactions are valued at spot rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 6 months and are classified in the balance sheet according to their terms.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statement of Operations and amounts to $8 and $0 for the years ended February 29, 2012 and February 28, 2011, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments as well as certain instruments not so designated. The following table discloses the fair value as of February 29, 2012 and February 28, 2011 for both types of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 29, 2012	February 28, 2011
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$—	$238
	Accrued expenses	(103)	—

Derivatives not designated
Foreign currency contracts	Prepaid expenses and other current assets	1,581	85

Total derivatives		$1,478	$323

As of February 29, 2012, the Company held foreign currency contracts with a notional value of $63,750, which were derivatives not designated in hedged transactions. These contracts were closed during the Company's first fiscal quarter of 2013 with final settlement of the remaining contracts to be completed in March 2012. During the twelve months ended February 29, 2012, the Company recorded gains on the change in fair value of these derivatives of $1,581 recorded in other income and expense on the Company's Consolidated Statement of Operations.
Cash flow hedges
In February 2012, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $11,875 and are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the twelve months ended February 29, 2012 and February 28, 2011 was as follows:

	February 29, 2012			February 28, 2011
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(123)	$52	$8	$238	$—	$—

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next nine months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of February 29, 2012, no contracts originally designated for hedged accounting were de-designated or terminated.
f)Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of February 29, 2012 and February 28, 2011, the Company had the following investments:

	February 29, 2012			February 28, 2011
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$3,447	$—	$3,447	$3,804	$—	$3,804
Available-for-sale
Cellstar	—	3	3	—	6	6
Bliss-tel	—	—	—	1,225	(1,163)	62
Held-to-maturity Investment	7,545	—	7,545	7,502	—	7,502
Total Marketable Securities	10,992	3	10,995	12,531	(1,157)	11,374
Other Long-Term Investment	2,107	—	2,107	2,126	—	2,126
Total Long-Term Investments	$13,099	$3	$13,102	$14,657	$(1,157)	$13,500

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

During the year ended February 29, 2008, the Company sold 32,898,500 shares of Bliss-tel stock resulting in a gain of $1,533. During Fiscal 2010, Bliss-tel concluded a 4:1 reverse stock split. Accordingly, all share data has been retroactively restated.  As of February 29, 2012 and February 28, 2011, the Company owns 36,250,000 shares and 22,500,000 warrants in Bliss-tel with an aggregate fair value of $0 and $62, respectively.

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. In Fiscal 2010, the Company determined that its investment in Bliss-tel was other than temporarily impaired based on its market price (which had been below our cost in excess of twelve months), Bliss-tel's recent losses, its deteriorating financial position, and conditions in the local and global economy, as well as the political environment in Thailand. This impairment of $1,000 related to the approximate value of the warrants, which the Company determined it would not exercise. During Fiscal 2011, the Company continued to monitor the business plans and performance of Bliss-tel. Management noted that, during the year, Bliss-tel successfully restructured its debt position on favorable terms to the company; they further reduced overhead and discontinued non-profitable locations; they weathered the political unrest in the local metropolitan environments; they raised additional capital; and finally, they retained the services of a financial consultant to develop a new business strategy. Notwithstanding these positive factors, there are certain negative factors, exclusive of those associated with macroeconomics, which impacted management's consideration of the value of this investment. Specifically, the company continued to incur significant losses from operations, which raised substantial doubt about the company's ability to continue for a period of time in which management could anticipate a full recovery. Therefore, management determined that an additional portion of its investment was other-than-temporarily impaired. A loss of $1,600 was recorded on the income statement through other income and expense during the year ended February 28, 2011. During Fiscal 2012, Bliss-tel stopped trading on the Thai Stock Exchange in May 2011. In discussions with Bliss-tel management, they were in the process of changing accountants and as a result, had not filed with the exchange on time. A new auditor was engaged during the Company's third fiscal quarter and had been approved by Bliss-tel's board, however, as of February 29, 2012, the company's stock was still suspended from trading and the company was still in arrears on all of its financial statement filings since those filed for December 31, 2010. The Thai Stock Exchange has disclosed that Bliss-tel may be delisted for failure to file timely financial statements. In addition, the company approved an additional private issuance of shares to raise funds for the business during the first fiscal quarter and obtained an additional support loan from a managing director to temporarily fund its working capital needs during the second fiscal quarter. The Company has received no indication that Bliss-tel has ceased operations; however, after review of these circumstances; the dilution of the Company's position; the length of time required to recover this investment; and the continued suspension from trading, which has prevented the Company from obtaining a fair market value on its investment in Bliss-tel, management has estimated the value of this investment to be $0 and recorded total impairment charges of $1,225 for the fiscal year ended February 29, 2012.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which had been classified as held-to-maturity when purchased. During the second fiscal quarter of 2011, the Company was advised that the exchange rate on these bonds would no longer float with current exchange rates, and was set at 2.6, the lower of the two-tier exchange rate. Management had reclassified the investment to available for sale as a result of the adoption of its strategy for this investment to liquidate the bonds as soon as market conditions warranted and satisfy its U.S. dollar obligations with the funds. In January, 2011, the Venezuelan government eliminated the two-tier exchange rate. As the Company is not dependent on the cash flow associated with the TICC's, management determined that the significant change in circumstances associated with the TICC's would allow it to resume its original strategy to hold its investment until 2015 and realize the full maturity value. During the fourth quarter of Fiscal 2011, the Company reclassified the Venezuelan TICC's as held-to-maturity and will continue to account for the investment under the cost method.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,107 and $2,126 at February 29, 2012 and February 28, 2011, respectively, accounted for by the cost method. The decrease in the investment balance from February 28, 2011 to February 29, 2012 is a result of currency translation. During Fiscal 2011, the Company invested an additional $257 in this investment as part of a capital infusion by four select investors. No additional investments were made in this investment in Fiscal 2012. As a result, as of February 29, 2012 the Company continues to hold approximately 14% of the outstanding shares of this company.

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

The Company includes all costs incurred for shipping and handling as cost of sales and all amounts billed to customers as revenue. During February 29, 2012, February 28, 2011, and February 28, 2010, freight costs expensed through cost of sales amounted to $18,172, $13,399 and $12,657, respectively and freight billed to customers amounted to $1,181, $1,161 and $985, respectively.

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

Accounts receivable is comprised of the following:

	February 29, 2012	February 28, 2011
Trade accounts receivable and other	$149,787	$115,112
Less:
Allowance for doubtful accounts	5,737	6,179
Allowance for cash discounts	1,465	885
	$142,585	$108,048

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee it will continue to experience the same credit loss rates that have been experienced in the past. Since the Company's accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivable and future operating results.

i)Inventory

The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving-average basis with a portion valued at standard cost) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  The Company recorded inventory write-downs of $2,942, $3,911 and $2,972 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

Inventories by major category are as follows:

	February 29, 2012	February 28, 2011
Raw materials	$18,495	$10,562
Work in process	1,888	1,653
Finished goods	109,131	101,405
Inventory, net	$129,514	$113,620

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

A summary of property, plant and equipment, net, are as follows:

	February 29, 2012	February 28, 2011
Land	$1,623	$338
Buildings	15,101	6,749
Property under capital lease	6,981	6,981
Furniture, fixtures and displays	4,237	3,782
Machinery and equipment	11,331	9,074
Construction-in-progress	20	20
Computer hardware and software	29,941	28,914
Automobiles	915	827
Leasehold improvements	9,453	6,487
	79,602	63,172
Less accumulated depreciation and amortization	47,823	43,609
	$31,779	$19,563

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Furniture, fixtures and displays	5-10 years
Machinery and equipment	5-10 years
Computer hardware and software	3-5 years
Automobiles	3 years

Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases are amortized over the term of the respective lease.  Capitalized computer software costs obtained for internal use are amortized on a straight-line basis.

Depreciation and amortization of property, plant and equipment amounted to $6,111, $5,576 and $5,713 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $553, $562 and $1,015 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively. Also included in depreciation expense is  $251 of depreciation related to property under a capital lease for each of the years ended February 29, 2012, February 28, 2011 and February 28, 2010.

k)Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the excess over the fair value of assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks/tradenames and customer relationships).  Values assigned to the respective assets are determined in accordance with ASC 805 “Business Combinations” (“ASC 805”) and ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”).

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Generally, the primary valuation method used to determine the Fair Value (“FV”) of acquired businesses is the Discounted Future Cash Flow Method (“DCF”).  A five-year period is analyzed using a risk adjusted discount rate.

The value of potential intangible assets separate from goodwill are evaluated and assigned to the respective categories.  The largest categories from recently acquired businesses are Trademarks and Customer Relationships. The FV’s of trademarks acquired are determined using the Relief from Royalty Method based on projected sales of the trademarked products.  The FV’s of customer relationships are determined using the Multi-Period Excess Earnings Method which includes a DCF analysis, adjusted for a required return on tangible and intangible assets. The guidance in ASC 350, including management’s business intent for its use; ongoing market demand for products relevant to the category and their ability to generate future cash flows; legal, regulatory or contractual provisions on its use or subsequent renewal, as applicable; and the cost to maintain or renew the rights to the assets, are considered in determining the useful life of all intangible assets.  If the Company determines that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life of the asset, an indefinite life will be assigned and evaluated for impairment as indicated below.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life.

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

Goodwill is tested using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is considered impaired if the carrying amount of the reporting unit's goodwill exceeds its estimated fair value. Based upon our most recent annual impairment test completed in the fourth quarter of Fiscal 2012, the fair value of goodwill is in excess of the related carrying value. For intangible assets with an indefinite life, primarily trademarks, the Company compared the fair value of each intangible asset with its carrying amount and determined that there were no impairments at February 29, 2012, February 28, 2011 or February 28, 2010.  To compute the fair value, various considerations were evaluated including current sales associated with these brands, management’s expectations for future sales, performance of the business group and proximity to acquisition date fair values.  At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets and there are no known restrictions on the continuation of their use. We utilized a Relief-from-Royalty Method considering current sales associated with these brands, management's expectations for future sales, performance of the business group and proximity to acquisition date fair values. Royalty rates of 1.5% to 8.5% were used for the relative trademarks and domain names after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that a discount rate of

13.3% was appropriate as a result of a weighted average cost of capital analysis.

The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. The expected future cash flows related to intangible assets with definite lives exceeded their carrying values and as such, were not impaired at February 29, 2012, February 28, 2011 or February 28, 2010.

Goodwill

The change in the carrying amount of goodwill is as follows:

	February 29, 2012	February 28, 2011
Net beginning balance	$7,373	$7,389
Invision purchase price allocation	—	(16)
Klipsch purchase price allocation	$79,993	$—
Net ending balance	$87,366	$7,373

Other Intangible Assets

	February 29, 2012
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames/Licenses not subject to amortization	$129,765	$—	$129,765
Customer relationships subject to amortization (5-20 years)	50,113	7,432	42,681
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	722	515
Patents subject to amortization (5-10 years)	2,942	1,005	1,937
License subject to amortization (5 years)	1,400	1,213	187
Contract subject to amortization (5 years)	1,556	1,292	264
Total	$187,013	$11,664	$175,349

	February 28, 2011
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames/Licenses not subject to amortization	$82,569	$—	$82,569
Customer relationships subject to amortization (5-20 years)	18,439	4,142	14,297
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	634	603
Patents subject to amortization (5-10 years)	1,696	797	899
License subject to amortization (5 years)	1,400	933	467
Contract subject to amortization (5 years)	1,556	1,202	354
Total	$106,897	$7,708	$99,189

During the year ended February 29, 2012, the Company recorded $1,247 of patents subject to amortization, $33,000 of amortizing intangibles and $46,816 of indefinite lived intangible assets, plus increases of $1,500 in both definite and indefinite life intangibles in connection with the final purchase price allocation for its Klipsch acquisition. The weighted-average remaining amortization period for amortizing intangibles as of February 29, 2012 is approximately 13 years. The Company expenses the renewal costs of patents as incurred. The weighted-average period before the next renewal is approximately 10 years.

Amortization expense for intangible assets amounted to $3,992, $2,255 and $1,946 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.  The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending February 28, 2017 is as follows:

Fiscal Year	Amount
2013	$4,013
2014	3,826
2015	3,818
2016	3,713
2017	3,699

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

Volume incentive rebates offered to customers require minimum quantities of product to be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of sales revenue to the customer or a fixed amount per unit sold to the customer. The Company makes an estimate of the ultimate amount of the rebate their customers will earn based upon past history with the customers and other facts and circumstances. The Company has the ability to estimate these volume incentive rebates, as the period of time for a particular rebate to be claimed is relatively short.  Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment. The Company accrues the cost of co-operative advertising allowances, volume incentive rebates and market development funds at the latter of when the customer purchases our products or when the sales incentive is offered to the customer.

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

The accrual balance for sales incentives at February 29, 2012 and February 28, 2011 was $18,154 and $11,981, respectively.  The increase in the accrual balance is due to the acquisition of Klipsch. Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers could have a significant impact on the sales incentives liability and reported operating results.

For the years ended February 29, 2012, February 28, 2011 and February 28, 2010, reversals of previously established sales incentive liabilities amounted to $3,662, $1,725 and $2,559, respectively. These reversals include unearned and unclaimed sales incentives. Reversals of unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unearned sales incentives for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 amounted to $2,200, $977 and $1,369, respectively.  Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 amounted to $1,462, $748 and $1,190, respectively. Increases in the reversals of previously established sales incentives during Fiscal 2012 as compared to Fiscal 2011 and 2010 were due to the acquisition of Klipsch.

The Company reverses earned but unclaimed sales incentives based upon the expiration of the claim period of each program.  Unclaimed sales incentives that have no specified claim period are reversed in the quarter following one year from the end of the program. The Company believes the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a systematic, rational, consistent and conservative method of reversing unclaimed sales incentives.

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Opening balance	$11,981	$10,606	$7,917
Accruals	43,671	28,004	29,629
Liabilities acquired during acquisitions	7,149	—	—
Payments and credits	(40,985)	(24,904)	(24,381)
Reversals for unearned sales incentives	(2,200)	(977)	(1,369)
Reversals for unclaimed sales incentives	(1,462)	(748)	(1,190)
Ending balance	$18,154	$11,981	$10,606

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $7,786, $6,076 and $5,420 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

n)Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $6,425 and $5,956 is recorded in accrued expenses in the accompanying consolidated balance sheets as of February 29, 2012 and February 28, 2011, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $2,370 and $3,095 is recorded as a reduction to inventory in the accompanying consolidated balance sheets as of February 29, 2012 and February 28, 2011, respectively. Warranty claims and product repair costs expense for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 were $11,839, $11,560 and $12,052, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Beginning balance	$9,051	$13,058	$14,410
Liabilities acquired during acquisitions	1,480	115	879
Liabilities accrued for warranties issued during the year and repair cost	11,839	11,560	12,052
Warranty claims paid during the year	(13,575)	(15,682)	(14,283)
Ending balance	$8,795	$9,051	$13,058

o)Foreign Currency

Assets and liabilities of those subsidiaries and former equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" (“ASC 830”). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss). For the years ended February 29, 2012, February 28, 2011 and February 28, 2010, the Company recorded foreign currency transaction gains in the amount of $1,748, $2,241 and $1,362, respectively.

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

Effective January 1, 2010, according to the guidelines in ASC 830, Venezuela had been designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 and continues to account for its Venezuela operations under this method.

The Company has certain U.S. dollar denominated assets and liabilities in its Venezuelan operations. Our TICC bond investment (See Note 1(f)) and our U.S. dollar denominated intercompany debt have been subject to currency fluctuations associated with the devaluation of the Bolivar Fuerte and the temporary institution in 2010 of a two-tier exchange rate by the Venezuelan government. The TICC bond is valued at the current Venezuela exchange rate of 4.3 and classified as a held-to-maturity investment at amortized cost at February 29, 2012.

On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). The SITME imposes volume restrictions on the conversion of Venezuelan Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350 per month. As a result of this restriction, we have limited new U.S. dollar purchases to remain within the guidelines imposed by SITME.
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

q)Income (Loss) Per Common Share

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation between the denominators of the basic and diluted net income (loss) per common share are as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Weighted-average number of common shares outstanding (basic)	23,080,081	22,938,754	22,875,651
Effect of dilutive securities:
Stock options, warrants and restricted stock	185,125	173,764	44,014
Weighted-average number of common and potential common shares outstanding (diluted)	23,265,206	23,112,518	22,919,665

Stock options and stock warrants totaling 361,464, 165,802 and 1,221,200 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively, were not included in the net income (loss) per common share calculation because the exercise price of these options and warrants were greater than the average market price of common stock during the period or these options and warrants were anti-dilutive due to losses during the respective periods.

r)Other Income (Expense)

Other income (expense) is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Other-than-temporary impairment of investment in Bliss-tel marketable securities	$(1,225)	$(1,600)	$(1,000)
Gain on derivative instruments not designated for hedge accounting	1,581	—	828
Foreign currency gain	1,748	2,241	1,362
Interest Income	744	1,453	990
Rental income	531	530	537
Miscellaneous	(6,766)	580	4,577
Total other, net	$(3,387)	$3,204	$7,294

Miscellaneous expense for the year ended February 29, 2012 includes charges related to a legal settlement of approximately $3,600 and a contingent consideration adjustment of approximately $2,000. Foreign currency gain for the year ended February 28, 2011 includes a translation gain of approximately $1,400 related to the elimination of the 2.6 exchange rate in Venezuela. Miscellaneous income for the year ended February 28, 2010 includes a gain on bargain purchase of approximately $5,400, net of deferred taxes, related to the Schwaiger acquisition (Note 2).

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

t)Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options (“ISO's”) and non-qualified stock options (“NQSO's”) to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A common stock on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A common stock.  As of February 29, 2012, approximately 31,000 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method.

The Company granted 246,250 options during May of 2011, which vested on February 29, 2012, expire two years from date of vesting (February 28, 2014), have an exercise price equal to $7.75, $0.25 above the sales price of the Company's stock on the day prior to the date of grant, have a contractual term of 2.75 years and a grant date fair value of $3.08 per share determined based on a Black-Scholes valuation model. (Refer to the table below for assumptions used to determine fair value.)

In addition, the Company issued 22,500 warrants during May of 2011 to purchase the Company's common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrant table below and considered exercisable at February 29, 2012.

The Company granted 861,250 options in September of 2009, one-half vested on November 30, 2009 and one-half vested on November 30, 2010, expire three years from date of vesting (November 30, 2012 and November 30, 2013, respectively), have an exercise price equal to $6.37 (the sales price of the Company’s stock on the day prior to the date of grant) have a contractual term between 3.2 and 4.2 years, and a grant date fair value of $2.69 per share determined based upon a Black-Sholes valuation model (refer to the table below for assumptions used to determine fair value).

In addition, the Company issued 17,500 warrants in September of 2009 to purchase the Company’s common stock with the same terms as those above as consideration for future legal services. Accordingly, the Company recorded additional legal expense in the amount of approximately $25 and $22 for the years ended February 28, 2011 and 2010, representing the fair value of the warrants issued. These warrants are included in the outstanding options and warrants table below and considered exercisable at February 29, 2012.

The Company granted 20,000 options during July 2009, which vested one-half on August 31, 2009 and one half on November 30, 2009, expired two years from date of vesting (August 31, 2011 and November 30, 2011, respectively), had an exercise price of $7.48 equal to the sales price of the Company’s stock on the day prior to the date of the grant, had a contractual life of 2.2 years and a grant date fair value of $2.94 per share.

The per share weighted-average fair value of stock options granted during the years ended  February 29, 2012 and February 28, 2010 was $3.08 and $2.70, respectively on the date of grant. There were no stock options granted during the year ended February 28, 2011.

The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Sholes option valuation model granted during the year was as follows:

	Year Ended	Year Ended
	February 29, 2012	February 28, 2010
Dividend yield	0%	0%
Volatility	65.4%	55.9% - 69.0%
Risk-free interest rate	0.94%	1.46% - 0.97%
Expected life (years)	2.8	3.7 and 2.2

The expected dividend yield is based on historical and projected dividend yields.  The Company estimates expected volatility based primarily on historical price changes of the Company’s stock equal to the expected life of the option. The Company uses monthly stock prices as the Company’s stock experiences low-volume trading. We believe that daily fluctuations are distortive to the volatility and as such will continue to use monthly inputs in the future. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on employment termination behavior.

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the consolidated statement of operations:

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Cost of sales	$23	$18	$17
Selling expense	116	89	165
General and administrative expenses	681	1,172	951
Engineering and technical support	8	5	5
Stock-based compensation expense before income tax benefits	$828	$1,284	$1,138

Net income was impacted by $505 (after tax), $783 (after tax) and $1,138 (after tax) in stock based compensation expense or $0.02, $0.03 and $0.05 per diluted share for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively. The Company recorded income tax benefits in Fiscal 2012 and Fiscal 2011, as the Company believes it is more likely than not that the tax benefit will be realized in future periods. No tax benefit was recorded in Fiscal 2010 due to a valuation allowance recorded against the Company's deferred tax assets.

Information regarding the Company's stock options and warrants are summarized below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding and exercisable at February 28, 2009	1,456,834	$12.82
Granted	898,750	6.40
Exercised	(17,500)	7.38
Forfeited/expired	(1,022,500)	14.91
Outstanding and exercisable at February 28, 2010	1,315,584	6.91
Granted	—	—
Exercised	(189,125)	4.93
Forfeited/expired	(240,209)	10.38
Outstanding and exercisable at February 28, 2011	886,250	6.40
Granted	268,750	7.75
Exercised	(61,875)	6.37
Forfeited/expired	(22,500)	7.36
Outstanding and exercisable at February 29, 2012	1,070,625	$6.72

At February 29, 2012, the Company had no unrecognized compensation costs as all options were fully vested.

Summarized information about stock options outstanding as of February 29, 2012 is as follows:

	Outstanding and Exercisable
Exercise Price Range	Number of Shares	Weighted- Average Exercise Price of Shares	Weighted- Average Life Remaining in Years
$ 6.37 – 7.75	1,070,625	$6.71	1.44

The aggregate pre-tax intrinsic value (the difference between the Company’s average closing stock price for the last quarter of Fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 29, 2012 was $4,549.  This amount changes based on the fair market value of the Company’s stock.  The total intrinsic values of options exercised for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 were $387, $444 and $45, respectively

In May of 2011, the Company granted 100,000 shares of restricted stock. A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Shares under the above grant will not be issued to the grantee before they vest. The grantee cannot transfer the rights to receive shares before the restricted shares vest. The restricted stock awards vest one-third on February 29, 2012, one-third on February 28, 2013 and one-third on February 28, 2014. The Company expenses the cost of the restricted stock awards on a straight-line basis over the period during which the restrictions lapse. The fair market value of the restricted stock of $7.60 was determined based on the closing price of the Company's common stock on the grant date.

The following table presents a summary of the Company's restricted stock activity for the year ended February 29, 2012:

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 28, 2011	—	$—
Granted	100,000	7.60
Vested	(33,333)	7.60
Forfeited	—	—
Balance at February 29, 2012	66,667	$7.60

During the year ended February 29, 2012, the Company recorded $254 in stock-based compensation related to restricted stock awards. As of February 29, 2012, there was $506 of unrecognized stock-based compensation expense related to unvested restricted stock awards. This expense is expected to be fully recognized by February 28, 2014.

u)Accumulated Other Comprehensive Income (Loss)

	February 29, 2012	February 28, 2011

Accumulated other comprehensive losses:
Foreign exchange losses	$(4,059)	$(2,906)
Unrealized losses on investments, net of tax	(21)	(1,181)
Derivatives designated in hedging relationship	107	238
Total accumulated other comprehensive losses	$(3,973)	$(3,849)

During the year ended February 29, 2012, $1,225 of unrealized losses on available-for-sale investment securities were transferred into earnings. The Fiscal 2012 charge was as a result of declines deemed other-than-temporary. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries and equity investments.

v)New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance under ASC 820 that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on March 1, 2010, and did not have a material impact on the Company's financial statements. The remaining disclosure requirements of this pronouncement were effective for the Company's first quarter in Fiscal 2012. The adoption of the remaining disclosure requirements did not have a material impact on the Company's financial statements. In May 2011, ASC 820 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company's first quarter in Fiscal 2013. The Company does not expect its adoption to have a material effect on its financial statements.

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

2)           Business Acquisitions

Klipsch

On March 1, 2011, Soundtech LLC, a Delaware limited liability company and wholly-owned subsidiary of Voxx, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries (“Klipsch”) for a total purchase price of $169.6 million, consisting of cash paid at closing of $167.4 million, including a working capital adjustment, and contingent consideration of $2.2 million as a result of a contractual arrangement with former shareholders, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch adds world-class brand names to Voxx's offerings, increases its distribution network, both domestically and abroad, and provides the Company with entry into the high-end installation market at both the residential and commercial level. In addition to the Klipsch® brand, the Klipsch portfolio includes Jamo®, Mirage®, and Energy®.
In connection with the acquisition, the Company entered into a $175 million credit agreement with Wells Fargo Capital Finance, LLC to fund a portion of the acquisition and future working capital needs, as applicable. At closing, approximately $89 million was borrowed under the Credit Agreement to fund the balance of the purchase price.
As the Klipsch acquisition occurred on March 1, 2011, the consolidated financial statements presented for the full year ended February 29, 2012 include the operations of Klipsch. Net sales attributable to Klipsch in the Company's consolidated statement of operations for the year ended February 29, 2012 were approximately $170 million.
The following table summarizes the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

March 1, 2011
Accounts receivable	$28,614
Inventory	30,167
Prepaid expenses and other current assets	846
Property, plant and equipment, net	6,347
Goodwill	79,993
Intangible assets	82,563
Deferred tax assets	3,086
Total assets acquired	231,616
Accounts payable	15,796
Accrued expenses and other liabilities	12,664
Deferred tax liabilities	33,557
Net assets acquired	$169,599

During the measurement period, the Company recorded $30.5 million of net deferred tax liabilities related to the basis difference between the financial reporting value and the tax value, and the adjustments to the intangible asset values in connection with our preliminary purchase price valuation. In addition, the original purchase price allocation was adjusted by $2.2 million during the quarter ended August 31, 2011 to account for contingent purchase price consideration. As a result of these changes, goodwill associated with this transaction was adjusted accordingly.

The amounts assigned to goodwill and intangible assets for the acquisition are as follows:

	March 1, 2011	Amortization Period (Years)
Goodwill (non-deductible)	$79,993	N/A
Tradenames (non-deductible)	49,316	Indefinite
Customer relationships	32,000	15
Patents	1,247	13
	$162,556

Acquisition related costs of $374 and $988 were expensed as incurred in the years ended February 29, 2012 and February 28, 2011, respectively and are included in general and administrative expenses in the accompanying consolidated statements of operations. Approximately $1,250 of costs were contingent upon the completion of the acquisition and were expensed on March 1, 2011.

Invision

On February 1, 2010, the Company’s subsidiary, Invision Automotive Systems, Inc., purchased the assets of Invision Industries, Inc., a manufacturer of rear seat entertainment systems for OEM’s, ports and car dealers. As consideration for Invision, the Company agreed to pay the following:

Purchase price (including cash payments at closing to principal and certain vendors)	$15,307
Estimated future consideration	1,458
$16,765

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. Net sales attributable to Invision in the Company's consolidated statements of operations for the years ended February 29, 2012, February 28, 2011, and February 28, 2010 were approximately $58 million, $52 million and $4 million, respectively. The purpose of this acquisition was to further strengthen our OEM presence and add manufacturing capabilities to our business model.

The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

February 1, 2010

Assets acquired:
Accounts receivable, net	$2,430
Inventory	3,045
Property, plant and equipment, net	2,972
Other assets	199
Trademarks and other intangible assets	8,964
Goodwill	7,373
Total assets acquired	$24,983

Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	$7,224
Future warranty	994
Total liabilities assumed	8,218
Net assets acquired	$16,765

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

The following summarizes the allocation of the final purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$5,596
Prepaid assets	86
Property, plant and equipment, net	351
Trademarks and other intangible assets	6,213
Total assets acquired	12,246

Liabilities assumed:
Accrued expenses and other liabilities	102
Net assets acquired	12,144
Less: purchase price	4,348
Gain on bargain purchase	$7,796

The Company recorded the gain on bargain purchase of $5.4 million, net of deferred taxes through other income (expense) on the Consolidated Statement of Operations for the year ended February 28, 2010.

Pro-forma Financial Information

The following unaudited pro-forma financial information for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 represents the combined results of the Company's operations as if Schwaiger and Invision were included for the full year of Fiscal 2010 and as if the Klipsch acquisition had occurred at March 1, 2010. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Net Sales	$707,062	$728,266	$617,340
Net income	27,273	32,430	27,966
Net income per share-diluted	$1.17	$1.40	$1.22

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the results of Schwaiger and Invision were included in the Company's consolidated results of operations for the full year of Fiscal 2010 and that the acquisition of Klipsch occurred on the first day of Fiscal 2011. These adjustments include costs such as an estimate for amortization and depreciation associated with intangible and fixed assets acquired, additional financing costs as a result of the acquisitions, and the movement of expenses specific to the acquisitions from Fiscal 2012 and Fiscal 2011 to Fiscal 2011 and Fiscal 2010, respectively. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transactions occurred on the dates presented or be indicative of results to be achieved in the future.

3)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $4,011 and $8,382 as of February 29, 2012 and February 28, 2011, respectively. Receivables from vendors represent prepayments on product shipments and product reimbursements.

4)	Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA”) which acts as a distributor to markets for specialized vehicles, such as RV’s, van conversions and marine vehicles, of televisions and other automotive sound, security and accessory products. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2012, the Company evaluated this equity investment and concluded that this is still a variable interest entity and the Company is not the primary beneficiary.  ASA’s fiscal year end is November 30, 2011, however, the proportionate results of ASA as of and through February 29, 2012 have been recorded in the consolidated financial statements.

The following presents unaudited summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

	February 29, 2012	February 28, 2011
	(unaudited)	(unaudited)
Current assets	$28,934	$24,521
Non-current assets	5,068	5,240
Current liabilities	4,216	4,233
Members' equity	29,786	25,528

The equity balance carried on the Company’s balance sheet amounts to $14,893 and $12,764 at February 29, 2012 and February 28, 2011, respectively.

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
	(unaudited)	(unaudited)	(unaudited)
Net sales	$73,392	$68,796	$51,341
Gross profit	21,735	18,478	12,705
Operating income	8,039	5,756	3,032
Net income	8,071	5,810	3,314

The Company's share of income from ASA for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 was $4,035, $2,905 and $1,657, respectively.   In addition, the Company received cash distributions from ASA totaling $1,906, $1,413 and $3,504 during the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

Undistributed earnings from equity investments included in retained earnings amounted to $9,567 and $7,438 at February 29, 2012 and February 28, 2011, respectively.

The following represents summary information of transactions between the Company and ASA:

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
	(unaudited)	(unaudited)	(unaudited)
Net Sales	$633	$477	$804
Purchases	—	—	—
Royalty expense	—	—	278

	February 29, 2012	February 28, 2011
Accounts receivable	$4	$27
Royalty payable	—	—

5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 29, 2012	February 28, 2011
Commissions	$737	$619
Employee compensation	21,609	9,948
Professional fees and accrued settlements	4,970	2,438
Future warranty	6,425	5,956
Freight and duty	2,297	2,007
Payroll and other taxes	1,141	829
Royalties, advertising and other	15,500	14,703
Total accrued expenses and other current liabilities	$52,679	$36,500

6)	Debt

The Company has the following financing arrangements:

	February 29, 2012	February 28, 2011
Domestic bank obligations (a)	$31,510	$—
Foreign bank obligation (b)	1,818	1,902
Euro term loan agreement (c)	2,024	3,488
Oehlbach (d)	—	86
Other (e)	3,100	1,072
Total debt	38,452	6,548
Less: current portion of long-term debt	3,592	4,471
Total long-term debt	$34,860	$2,077

a)Domestic Bank Obligations

As of February 29, 2012, we had a revolving credit facility (the "Credit Facility"). Funds from the Credit Facility were used to complete the acquisition of Klipsch in March 2011, as well as to fund the temporary short-term working capital needs of the Company. The Credit Facility had an aggregated committed availability of up to $175 million, which could be increased at the option of the Company up to a maximum of $200 million. The Credit Facility included a $25 million sublimit for issuances of letters of credit and a $20 million sublimit for Swing Loans. As of February 29, 2012, the interest rate on the facility was 2.6%.
The Credit Agreement contained covenants that limited the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness: (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their names, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transactions with an Affiliate of certain entities of the Company; (xiii)

use proceeds for certain items; (xiv) issue or sell any of their stock; and/or (xv) consign or sell any of their inventory on certain terms. As of February 29, 2012, the Company was in compliance with all debt covenants.
As a result of the addition of the Credit Facility, the Company incurred debt financing costs of approximately $3.3 million which are recorded as deferred financing costs that are included in other assets and amortized through interest and bank charges over a five year period. During the year ended February 29, 2012, the Company amortized $680 of these costs.
On March 14, 2012, the Company has amended and restated its Credit Facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a U.S. revolving credit facility of $80 million; a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros; and a five year term loan facility in the aggregate principal amount of $75 million. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans.
$60 million of the U. S. revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the three month periods from September 1, 2012 through November 30, 2012 and from September 1, 2013 through November 30, 2013.
Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base.
The $75 million five year term loan facility is payable in twenty quarterly installments of principal commencing May 31, 2012, each in the amount of $3,750. All other amounts outstanding under the Amended Facility will mature and become due on March 13, 2017. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Amended Facility may be irrevocably reduced at any time without premium or penalty.
The Amended Facility requires compliance with the following financial covenants calculated as of the last day of each fiscal quarter: (a) Total Leverage Ratio (i) from the Closing Date through February 28, 2013 of less than or equal to 3.25 to 1.00; (ii) from March 1, 2013 through February 28, 2014 of less than or equal to 3.0 to 1.00; and (iii) from March 1, 2014 to Maturity Date of less than or equal to 2.75 to 1.00, and (b) Consolidated EBIT to Consolidated Interest Expense Ratio of greater than or equal to 3.0 to 1.00.

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items (including capital expenditures).

The Amended Facility contains customary events of default, including, without limitation: failure to pay principal thereunder when due; failure to pay any interest or other amounts thereunder for a period of three (3) business days after becoming due; failure to comply with certain agreements or covenants contained in the Amended Facility; failure to satisfy certain judgments against a Loan Party or any of its Subsidiaries (other than Immaterial Subsidiaries); certain insolvency and bankruptcy events; and failure to pay when due certain other indebtedness in an amount in excess of $5 million.

The Obligations under the Amended Facility are secured by a general lien on and security interest in the assets of certain entities of the Company, including accounts receivable, equipment, substantially all of the real estate, general intangibles and inventory provided that the assets of Hirschman Car Communication GmbH and the foreign guarantors will only secure the Foreign Obligations. All Guarantors other than subsidiaries of Hirschmann Car Communication GmbH have jointly and severally guaranteed (or will jointly and severally guarantee) the obligations of any and all Credit Party Obligations, and each Foreign Guarantor will jointly and severally guarantee the obligations of Hirschmann Car Communications GmbH under the Credit Agreement (i.e., the Foreign Obligations).

As a result of the amendment to the Credit Facility, the Company incurred additional debt financing costs of approximately $3.4 million, which will be amortized, in addition to the remaining financing costs related to the original Credit Facility, over the five year term of the Amended Facility.

On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann (see Subsequent Event in this Form 10K).

b)Foreign Bank Obligations

Foreign bank obligations include a financing arrangement totaling 16,000 Euros consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2012.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9% (2.87% at February 29, 2012), and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of February 29, 2012, the amount of accounts receivable available for factoring exceeded the amounts outstanding under this obligation.

The Company had a $2,000 credit line in Venezuela to fund the short-term working capital needs of the local operation. This line expired on June 30, 2011.

c)Euro Term Loan Agreement

On March 30, 2008, Audiovox Germany entered into a 5,000 Euro term loan agreement. This agreement is for a five-year term with a financial institution and was used to repay the Audiovox Germany intercompany debt to VOXX International Corporation. Payments under the term loan are to be made in two semi-annual installments of 500 Euros beginning on September 30, 2008 and ending on March 30, 2013. Interest accrues at a fixed rate of 4.82%. Any amount repaid cannot be reborrowed. The term loan is secured by a pledge of the stock of Audiovox Germany and the Magnat brand name, prohibits the distribution of dividends, and takes precedence to all other intercompany loans with VOXX International Corporation.

d)Oehlbach

In connection with the Oehlbach acquisition, the Company acquired short and long term debt payable to various third parties, which was repaid in March 2011.

e)Other Debt

In connection with its Invision acquisition, the Company settled an assumed liability with a payment upon closing and an interest free note payable to the vendor. The balance at February 28, 2011 was $1,071 and was fully paid as of February 29, 2012.

In connection with the Company's Klipsch acquisition, the Company assumed a note payable on a facility included in the acquired assets. The balance at February 29, 2012 is approximately $870 and will be fully paid by the end of Fiscal 2018.

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable whose balance was $2,230 at February 29, 2012. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

The following is a maturity table for debt and bank obligations outstanding at February 29, 2012:

Amounts Committed
2013	$3,592
2014	1,102
2015	430
2016	31,950
2017	440
Thereafter	938
Total	$38,452

The weighted-average interest rate on short-term debt was 4.64% and 3.81% for Fiscal 2012 and 2011 , respectively. Interest expense for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 was $3,520, $2,138 and $1,310, respectively, of which $1,651 was related to the Credit Facility for the year ended February 29, 2012.

7)    Income Taxes

The components of income before the provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Domestic Operations	$28,229	$6,276	$4,569
Foreign Operations	10,663	6,220	6,586
	$38,892	$12,496	$11,155

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Current provision (benefit)
Federal	$5,296	$278	$(11,326)
State	629	(35)	(1,349)
Foreign	3,324	3,120	(605)
Total current provision (benefit)	$9,249	$3,363	$(13,280)
Deferred provision (benefit)
Federal	$4,396	$(12,103)	$1,374
State	(561)	(1,355)	157
Foreign	159	(440)	421
Total deferred (benefit) provision	$3,994	$(13,898)	$1,952
Total provision (benefit)
Federal	$9,692	$(11,825)	$(9,952)
State	68	(1,390)	(1,192)
Foreign	3,483	2,680	(184)
Total provision (benefit)	$13,243	$(10,535)	$(11,328)

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 29, 2012		February 28, 2011		February 28, 2010
Tax provision at Federal statutory rates	$13,612	35.0%	$4,373	35.0%	$3,904	35.0%
State income taxes, net of Federal benefit	1,145	2.9	167	1.3	208	1.9
Change in valuation allowance	192	0.5	(16,254)	(130.1)	(9,902)	(88.8)
Change in tax reserves	(241)	(0.6)	159	1.3	(4,623)	(41.4)
US effects of foreign operations	(135)	(0.4)	92	0.8	668	6.0
Gain on bargain purchase	—	—	—	—	(1,896)	(17.0)
Permanent differences and other	921	2.3	928	7.4	313	2.8
Change in tax rate	(885)	(2.2)	—	—	—	—
Research & development credits	(1,366)	(3.5)	—	—	—	—
Effective tax rate	$13,243	34.0%	$(10,535)	(84.3)%	$(11,328)	(101.5)%

The U.S. effects of foreign operations include differences in the statutory tax rate of the foreign countries as compared to the statutory tax rate in the U.S. and foreign operating losses for which no tax benefit has been provided.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 29, 2012	February 28, 2011
Deferred tax assets:
Accounts receivable	$480	$905
Inventory	3,028	2,373
Property, plant and equipment	170	1,133
Intangible assets	—	3,734
Accruals and reserves	6,599	5,258
Unrealized gains and losses	1,894	2,860
Foreign and state operating losses	3,180	3,392
Tax credits	5,244	3,376
Deferred tax assets before valuation allowance	20,595	23,031
Less: valuation allowance	(9,035)	(7,044)
Total deferred tax assets	11,560	15,987
Deferred tax liabilities:
Intangible assets	(39,546)	(10,732)
Prepaid expenses	(1,802)	(1,213)
Deferred financing fees	(1,002)	—
Unremitted foreign earnings	—	(348)
Total deferred tax liabilities	(42,350)	(12,293)
Net deferred tax (liability) asset	$(30,790)	$3,694

In assessing the realizability of deferred tax assets, Management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted.

The Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions and with respect to its foreign tax credits and various investments which are more likely than not to generate capital losses in the future. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

The Company recorded net deferred tax liabilities of $30.4 million in connection with the Klipsch acquisition.

As of February 29, 2012, the Company has approximately $5.3 million of foreign tax credits that expire in 2012 through 2019 if not utilized. Such amounts have been fully reserved. In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2030.

The Company has not provided for U.S. federal and foreign withholding taxes on its foreign subsidiaries undistributed earnings in Germany and Venezuela as of February 29, 2012, because such earnings are intended to be indefinitely reinvested overseas.  The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 28, 2010	$2,625
Additions based on tax positions taken in the current and prior years	773
Change in tax law	—
Settlements	—
Lapse in statute of limitations	(63)
Balance at February 28, 2011	$3,335
Additions in connection with acquisitions	624
Additions based on tax positions taken in the current and prior years	1,192
Change in tax law	—
Settlements	(30)
Lapse in statute of limitations	(471)
Recognition of excess tax benefits	(1,738)
Balance at February 29, 2012	$2,912

Of the amounts reflected in the table above at February 29, 2012, the entire amount, if recognized, would reduce our effective tax rate.  The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of operations. Included in the reconciliation of unrecognized tax benefits additions based on tax positions taken in prior years for Fiscal 2011 are excess tax benefits for stock based compensation deductions which have not yet reduced the Company's current  taxes payable as  prescribed by ASC 718. In addition, the Company believes that the uncertain tax positions will not materially change within the next twelve months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2008
Netherlands	2008
Germany	2008
Canada	2009

8)    Other Long-Term Liabilities

On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets, subject to certain adjustments as defined in the agreement, representing the incremental change of the put price over the call option price. The balance of the call/put option included in other long-term liabilities on the Consolidated Statements of Operations at February 29, 2012 and February 28, 2011 was $3,898 and $3,818, respectively. Compensation (benefit) expense for these options amounted to $127, $727 and $1,679 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

Also included in other long-term liabilities are the non-current portions of contingent considerations related to certain acquisitions of the Company.

9)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	20,875,600	20,813,005	One	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	Ten	Ratably with Class A
Treasury Stock at cost	at cost	1,817,112	1,817,832	—	—	—

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

Stock held in treasury by the Company is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders' equity. The cost basis for subsequent sales of treasury shares is determined using an average cost method. As of February 29, 2012, 1,738,263 shares of the Company's Class A common stock are authorized to be repurchased in the open market. During the years ended February 29, 2012, February 28, 2011 and February 28, 2010, the Company did not purchase any shares.

10)	Other Stock and Retirement Plans

a)Restricted Stock Plan

The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares.  No performance accelerated shares or performance-restricted shares were granted or outstanding during the years ended February 28, 2011 and February 28, 2010. (See Note 1(t)).

As of February 29, 2012, approximately 31,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plan.

b)Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No contributions were made during the years ended February 29, 2012, February 28, 2011 and February 28, 2010. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

c)401(k) Plans

(1)
The VOXX International 401(k) plan is for all eligible domestic employees, with the exception of Klipsch employees, who continued to participate in a separate 401(k) plan for the year ended February 29, 2012. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. As of February 1, 2008, the Company suspended all matching contributions to contain operating expenses until economic conditions improved. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions.

(2)
Klipsch sponsors a 401(k) plan for the subsidiary's eligible employees. All of Klipsch's full-time employees are eligible to participate. Klipsch contributes a matching amount to participants who are at least 21 years of age and have attained six months of service as of entry dates of January 1 or July 1. Klipsch matches 25% of the participants first 4% of salary. During the year ended February 29, 2012, the Company contributed, net of forfeitures, approximately $90 to the 401(k) Plan.

d)Cash Bonus Profit Sharing Plan

During Fiscal 2009, the Board of Directors authorized a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. For the years ended February 28, 2011 and 2010, this plan was temporarily suspended and the Company elected to pay back previous temporary salary reductions to all employees below the level of vice president for Fiscal 2010, and all employees for Fiscal 2011, in lieu of contributions to the Profit Sharing Plan. The plan has remained suspended for the year ended February 29, 2012 and will be reinstated only after all other suspended benefits of the Company have been restored.

e)Deferred Compensation Plan

Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plan. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. As of February 1, 2008, the Company has temporarily suspended all matching contributions to contain operating expenses until economic conditions improve. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $3,447 and $3,804 at February 29, 2012 and February 28, 2011, respectively, have been classified as long-term marketable securities and are included in investment securities on the accompanying consolidated balance sheets and a corresponding liability is recorded with $250 recorded in accrued expenses and the balance in deferred compensation which is classified as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying consolidated statements of operations.

11)	Lease Obligations

During 1998, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%.  This lease was refinanced in December 2006 and expires on November 30, 2026.  The Company currently subleases the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $50 for a term of three years, terminating on October 31, 2012. We also lease another facility from our principal stockholder which expires on November 30, 2016.

The Company leases certain facilities from its principal stockholder. At February 29, 2012, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the table below, are as follows:

2013	$2,683
2014	2,719
2015	2,752
2016	2,789
2017	1,223
Thereafter	6,468
Total	$18,634

As a result of the acquisition of Klipsch, the Company assumed a lease for the facility housing the Klipsch headquarters in Indianapolis, IN. The lessor was Woodview, LLC ("Woodview"), of which certain partners are executives of Klipsch. Lease payments were based on current market rates, as determined by independent valuation, through the lease expiration on May 31, 2012. On April 20, 2012, the Company purchased this building from Woodview for $10.9 million. The Company paid $3.1 million cash at closing, plus $106 in closing costs, and assumed the mortgage held by Woodview in the amount of $7.8 million. The mortgage is due in May 2013 and bears interest at 5.85%

Total lease payments required under all related party leases for the five-year period ending February 28, 2017 are $12,166.

At February 29, 2012, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2013	$574	$6,907
2014	574	5,520
2015	574	4,926
2016	574	4,235
2017	588	1,581
Thereafter	6,466	1,816
Total minimum lease payments	9,350	$24,985
Less: minimum sublease income	550
Net	8,800
Less: amount representing interest	3,453
Present value of net minimum lease payments	5,347
Less: current installments included in accrued expenses and other current liabilities	151
Long-term capital obligation	$5,196

Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis approximated $4,797, $2,741 and $2,044 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

12)	Financial Instruments

a)Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had $273 and $1 open commercial letters of credit at February 29, 2012 and February 28, 2011, respectively. Standby letters of credit amounted to $817 and $2,817 at February 29, 2012 and February 28, 2011, respectively.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 29, 2012, the Company had unconditional purchase obligations for inventory commitments of $110,329.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

b)Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States, Canada, Europe and Asia Pacific and consist of, among others, distributors, mass merchandisers, warehouse clubs and independent retailers.  The Company generally grants credit based upon analyses of customers' financial condition and previously established buying and payment patterns. For certain customers, the Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation. Certain customers in Europe and Latin America have credit insurance equaling their credit limit.

At February 29, 2012 and February 28, 2011, one customer accounted for approximately 22.3% and 21.6% of accounts receivable, respectively.  During the years ended February 29, 2012, February 28, 2011 and February 28, 2010 one customer accounted for 10.3%, 13.5% and 28% of net sales, respectively. The Company's five largest customers represented 26% of net sales during the year ended February 29, 2012, 30% for the year ended February 28, 2011 and 36% for the year ended February 28, 2010.

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

Locations

Net sales by location were as follows:

	Net Sales
	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
North America	$585,293	$457,349	$460,582
Latin America	26,728	20,258	23,232
Germany	90,042	76,845	59,261
Other foreign countries	4,999	7,220	7,620
Total net sales	$707,062	$561,672	$550,695

The basis of attributing net sales from external customers to individual countries is based on where the sale originates from.

Long-lived assets by location were as follows:

	Long-Lived Assets
	As of	As of
	February 29, 2012	February 28, 2011
North America	$267,167	$107,657
Latin America	7,405	423
Asia	174	240
Germany	19,748	17,805
Total long-lived assets	$294,494	$126,125

Net sales by product categories for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 were as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Electronics	$561,001	$415,167	$375,021
Accessories	146,061	146,505	175,674
Total net sales	$707,062	$561,672	$550,695

14)	Contingencies

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

The Company has been party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). During the third quarter of Fiscal 2012, the Company's claim for summary judgment was denied and the case was tried in the New York Supreme Court, Suffolk County. In December 2011, the Company received advisory judgment in the case, concluding that the Company owes MPEG penalties related to license agreement obligations arising from the manufacture and sale of its products. The final judgment is pending and the advisory judgment is currently under appeal. The Company has recorded a charge of approximately $3.6 million and, based on the advisory jury's verdict, has remitted payment of $2.6 million to MPEG in order to resolve this matter. The charge has been recorded in "Other (Expense) Income" in the Consolidated Statement of Operations. The Company continues seeking indemnification from its suppliers for royalty payments that it maintains they were responsible to make and plans to vigorously pursue its option under its indemnification agreements. At this time, we cannot determine the success of those efforts, nor quantify a range of amounts. Management will continue to evaluate the developments associated with final judgment and the negotiations with its suppliers.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
February 29, 2012
(Dollars in thousands, except share and per share data)

15)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 29, 2012 and February 28, 2011 appear below:

	Quarters Ended
	Feb 29, 2012	Nov 30, 2011	Aug 31, 2011	May 31, 2011
2012
Net sales	$176,597	$206,803	$158,337	$165,325
Gross profit	55,562	59,843	43,862	43,688
Net income	10,866	8,858	3,439	2,487

Net income per common share (basic)	$0.47	$0.38	$0.15	$0.11

Net income per common share (diluted)	$0.46	$0.38	$0.15	$0.11

	Quarters Ended
	Feb. 28, 2011	Nov. 30, 2010	Aug. 31, 2010	May 31, 2010
2011
Net sales	$138,895	$163,167	$129,297	$130,313
Gross profit	34,809	34,597	27,470	27,061
Net income	17,408	3,859	645	1,119

Net income per common share (basic)	$0.75	$0.17	$0.03	$0.05

Net income per common share (diluted)	$0.75	$0.17	$0.03	$0.05

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

16)Subsequent Events (unaudited)

Hirschmann

On March 14, 2012 (the "Closing Date"), VOXX International, through its wholly-owned subsidiary VOXX International (Germany) GmbH ("Voxx Germany"), completed its acquisition of Hirschmann, a recognized tier-1 supplier of communications and infotainment solutions primarily to the automotive industry, pursuant to the Sale and Purchase Agreement for €87,571 ($114,397 based upon the rate of exchange as of the close of business on the Closing Date) subject to an adjustment to working capital plus related transaction fees and expenses.

On the Closing Date, the Company, certain of its directly and indirectly wholly-owned domestic subsidiaries, and Voxx Germany (collectively, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent, and the other lenders party thereto. The Company borrowed $148,000 under the Amended Credit Agreement on the Closing Date and used a portion of the proceeds from such borrowing to fund VOXX Germany's acquisition of Hirschmann. On the Closing Date, the Company also repaid and terminated its existing asset-based loan facility with Wells Fargo Capital Finance, LLC.

As the Hirschmann acquisition occurred on March 14, 2012, the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows presented within this annual report do not include the operations of Hirschmann, or the fair market value of assets and liabilities acquired. The opening balances and financial results of

Hirschmann will be consolidated with Voxx beginning with the Company's first quarter of Fiscal 2013. Net sales for Hirschmann's year ended December 31, 2011 were €143,114 ($199,145 based upon the weighted average exchange rate for the year ended December 31, 2011). Net tangible assets acquired are estimated to be approximately $15,000.
The Company is currently in the process of performing a formal valuation of the assets and liabilities acquired to determine appropriate fair values. Management has not provided all the required disclosures related to this acquisition as the preliminary estimates and assumptions are under development and the U. S. GAAP reconciliation has not been completed.
Acquisition related costs of $1,131 were expensed as incurred in the year ended February 29, 2012 and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Klipsch Settlement

During Fiscal 2012, Klipsch filed suit against twenty-three third parties for producing and reselling counterfeit Klipsch brand headphone products. Klipsch settled with one of the defendants in March 2012 for $800. This settlement payment was received in April 2012. Default judgments are expected against the remaining twenty-two defendants during the first quarter of Fiscal 2013 and an additional $50 of seized funds is expected to be ordered paid to Klipsch. No gain contingencies were recorded for this settlement as of February 29, 2012.

SCHEDULE II
AUDIOVOX CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended February 29, 2012, February 28, 2011 and February 28, 2010
(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 28, 2010
Allowance for doubtful accounts	$7,361	$(192)	$—	$1,427	$5,742
Cash discount allowances	199	4,680	—	4,094	785
Accrued sales incentives	7,917	29,629	(2,559)	24,381	10,606
Reserve for warranties and product repair costs (b)	14,410	12,052	—	13,404	13,058
	$29,887	$46,169	$(2,559)	$43,306	$30,191
Year ended February 28, 2011
Allowance for doubtful accounts	$5,742	$(1,021)	$—	$(1,458)	$6,179
Cash discount allowances	785	6,210	—	6,110	885
Accrued sales incentives	10,606	28,004	(1,725)	24,904	11,981
Reserve for warranties and product repair costs (b)	13,058	11,561	—	15,568	9,051
	$30,191	$44,754	$(1,725)	$45,124	$28,096
Year ended February 29, 2012
Allowance for doubtful accounts	$6,179	$(1,721)	$—	$(1,279)	$5,737
Cash discount allowances	885	31,167	—	30,587	1,465
Accrued sales incentives	11,981	49,370	(3,850)	39,347	18,154
Reserve for warranties and product repair costs (b)	9,051	11,839	—	12,095	8,795
	$28,096	$90,655	$(3,850)	$80,750	$34,151

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

(b)
Column C includes $879 and $115 of liabilities acquired during our Invision acquisition for Fiscal 2010 and Fiscal 2011, respectively, as well as $1,480 of liabilities acquired during our Klipsch acquisition for Fiscal 2012.

Exhibit Number	Description

2.1
Sale and Purchase Agreement, dated February 7, 2012, by and among VOXX International (Germany) GmbH, a Gesellschaft mit beschränkter Haftung under the laws of the Federal Republic of Germany (“Buyer”), VOXX International Corporation, a Delaware corporation (“Parent”), Car Communication Holding GmbH, a German limited liability company (the “Company”), and each shareholder (each a “Seller” and collectively “Sellers”) of the Company. (2)

3.1
Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on April 17, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2000).

3.2	By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-10726, filed May 4, 1987).

3.2a	Amendment to the Bylaws of the Company (incorporated by reference to the Company's Form 8-K filed via EDGAR on July 3, 2007).

10.1
Amended and Restated Credit Agreement, dated March 14, 2012, among VOXX International Corporation, as Parent and certain of its directly and indirectly wholly-owned subsidiaries with, Wells Fargo Bank, National Association as Administrative Agent, Fifth Third Bank and HSBC Bank USA N. A., as Co-Syndication Agents and Citibank, N. A. and RBS Citizens, N. A., as Co-Documentation Agents. (2)

10.2
Security Agreement, dated as of March 14, 2012, by and among VOXX International Corporation and certain of its wholly owned subsidiaries as Obligors and Wells Fargo Bank, National Association as Administrative Agent. (2)

10.3
Pledge Agreement, dated as of March 14, 2012, by and among VOXX International Corporation and certain of its wholly owned subsidiaries as Pledgors and Wells Fargo Bank, National Association as Administrative Agent. (2)

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Grant Thornton LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2011 and 2010 and for the Years Ended November 30, 2011, 2010 and 2009 (filed herewith).

99.2	Consent of McGladrey & Pullen, LLP (filed herewith).

101
The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 29, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

(d)  All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 14, 2012	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2012
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 14, 2012
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 14, 2012
/s/ Philip Christopher Philip Christopher	Director	May 14, 2012
/s/ Paul C. Kreuch, Jr. Paul C. Kreuch, Jr.	Director	May 14, 2012
/s/ Dennis McManus Dennis McManus	Director	May 14, 2012
/s/ Peter A. Lesser Peter A. Lesser	Director	May 14, 2012