Form 10-Q
period 2012-05-31
VOXX International Corp
filed 2012-07-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐       No   ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 9, 2012
Class A Common Stock	21,136,795	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	May 31, 2012	February 29, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,277	$13,606
Accounts receivable, net	139,174	142,585
Inventory, net	152,781	129,514
Receivables from vendors	3,840	4,011
Prepaid expenses and other current assets	12,524	13,549
Income tax receivable	—	698
Deferred income taxes	5,033	3,149
Total current assets	334,629	307,112
Investment securities	13,004	13,102
Equity investments	15,860	14,893
Property, plant and equipment, net	60,841	31,779
Goodwill	158,230	87,366
Intangible assets, net	196,431	175,349
Deferred income taxes	756	796
Other assets	8,457	3,782
Total assets	$788,208	$634,179
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$59,448	$43,755
Accrued expenses and other current liabilities	63,750	52,679
Income taxes payable	5,139	5,432
Accrued sales incentives	18,075	18,154
Deferred income taxes	301	515
Current portion of long-term debt	18,201	3,592
Total current liabilities	164,914	124,127
Long-term debt	145,505	34,860
Capital lease obligation	5,984	5,196
Deferred compensation	3,593	3,196
Other tax liabilities	2,921	2,943
Deferred tax liabilities	39,237	34,220
Other long-term liabilities	11,741	7,840
Total liabilities	373,895	212,382
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	252	250
Paid-in capital	282,753	281,213
Retained earnings	157,976	162,676
Accumulated other comprehensive loss	(8,299)	(3,973)
Treasury stock	(18,369)	(18,369)
Total stockholders' equity	414,313	421,797
Total liabilities and stockholders' equity	$788,208	$634,179

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2012	2011
Net sales	$194,036	$165,325
Cost of sales	143,540	121,637
Gross profit	50,496	43,688
Operating expenses:
Selling	13,205	11,904
General and administrative	25,225	22,653
Engineering and technical support	7,411	3,811
Acquisition-related costs	1,596	1,343
Total operating expenses	47,437	39,711
Operating income	3,059	3,977
Other (expense) income:
Interest and bank charges	(2,244)	(1,483)
Equity in income of equity investees	1,357	1,129
Other, net	(9,656)	481
Total other (expense) income, net	(10,543)	127
(Loss) income before income taxes	(7,484)	4,104
Income tax (benefit) expense	(2,784)	1,617
Net (loss) income	$(4,700)	$2,487
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,622)	1,327
Derivatives designated for hedging	296	(704)
Other-than-temporary impairment loss on available for sale investment	—	300
Unrealized holding loss on available-for-sale investment securities arising during the period, net of tax	—	(12)
Other comprehensive (loss) income, net of tax	(4,326)	911
Comprehensive (loss) income	$(9,026)	$3,398

Net (loss) income per common share (basic)	$(0.20)	$0.11
Net (loss) income per common share (diluted)	$(0.20)	$0.11
Weighted-average common shares outstanding (basic)	23,301,464	23,079,394
Weighted-average common shares outstanding (diluted)	23,301,464	23,287,621

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended May 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(4,700)	$2,487
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,784	2,541
Bad debt (recovery) expense	(51)	293
Equity in income of equity investees	(1,357)	(1,129)
Distribution of income from equity investees	391	279
Deferred income tax (benefit) expense	(2,020)	358
Non-cash compensation adjustment	113	(36)
Non-cash stock based compensation expense	63	250
(Gain) loss on sale of property, plant and equipment	(12)	11
Impairment loss on marketable securities	—	300
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	25,565	19,038
Inventory	(6,497)	6,029
Receivables from vendors	267	618
Prepaid expenses and other	2,825	(973)
Investment securities-trading	316	(27)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	6,607	(249)
Income taxes payable	(4,139)	(1,042)
Net cash provided by operating activities	20,155	28,748
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,439)	(484)
Purchase of long-term investments	(261)	—
Increase in notes receivable	40	59
Purchase of acquired business (net of cash acquired)	(107,628)	(167,250)
Net cash used in investing activities	(116,288)	(167,675)
Cash flows from financing activities:
Repayment of short-term debt	—	(268)
Principal payments on capital lease obligation	(75)	(22)
Repayment of bank obligations	(41,364)	(29,439)
Borrowings on bank obligations	147,817	89,100
Deferred financing costs	(3,445)	(3,000)
Proceeds from exercise of stock options	1,539	—
Net cash provided by financing activities	104,472	56,371
Effect of exchange rate changes on cash	(668)	163
Net increase (decrease) in cash and cash equivalents	7,671	(82,393)
Cash and cash equivalents at beginning of period	13,606	98,630
Cash and cash equivalents at end of period	$21,277	$16,237
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and subsidiaries (“Voxx” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 29, 2012.

We have determined that we operate in one reportable segment, the Electronics Group, based on review of ASC 280 “Segment Reporting”.

(2)    Acquisitions

Hirschmann

On March 14, 2012 (the "Closing Date"), VOXX International, through its wholly-owned subsidiary VOXX International (Germany) GmbH ("Voxx Germany"), purchased the stock of Car Communication Holding GmbH ("Hirschmann"), a recognized tier-1 supplier of communications and infotainment solutions, primarily to the automotive industry, pursuant to the Sale and Purchase Agreement for €87,571 ($114,397 based upon the rate of exchange as of the close of business on the Closing Date) subject to an adjustment for working capital plus related transaction fees and expenses.

On the Closing Date, the Company, certain of its directly and indirectly wholly-owned domestic subsidiaries, and Voxx Germany (collectively, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Amended Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent, and the other lenders party thereto. The Company borrowed $148,000 under the Amended Credit Agreement on the Closing Date and used a portion of the proceeds from such borrowing to fund Voxx Germany's acquisition of Hirschmann. On the Closing Date, the Company also repaid and terminated its existing asset-based loan facility with Wells Fargo Capital Finance, LLC.

In order to hedge the fluctuation in the exchange rate before closing, the Company entered into two forward contracts totaling $63,750, both due in March 2012. The forward contracts were not designated for hedging, and as such, were marked to market at February 29, 2012 and when they were settled in the first quarter of Fiscal 2013. A foreign currency gain of $1,581 was recorded in the fourth quarter of Fiscal 2012 when the contracts were marked to market at year-end and a foreign currency loss of $2,670 was recorded for the three months ended May 31, 2012 reflecting the loss on settlement of these contracts.

As the Hirschmann acquisition occurred on March 14, 2012, the consolidated financial statements presented for the three months ended May 31, 2012 include the operations of Hirschmann beginning on the Closing Date.
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
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed, as of the date of the acquisition, and the estimated amounts assigned to goodwill and intangible asset classifications:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

As of March 14, 2012
Cash	$6,769
Accounts receivable	25,921
Inventory	20,178
Prepaid expenses and other current assets	2,281
Property, plant and equipment, net	18,659
Goodwill	70,864
Intangible assets	22,433
Other assets	940
Total assets acquired	168,045
Accounts payable and accrued expenses	26,953
Income taxes payable	2,848
Deferred taxes, net	5,639
Bank obligations	11,430
Capital lease obligations	911
Pension and deferred compensation	5,867
Net tangible and intangible assets acquired	$114,397
The preliminary amounts assigned to goodwill and intangible assets for the acquisition are as follows:

	March 14, 2012	Amortization Period (Years)
Goodwill (non-deductible)	$70,864	N/A
Tradenames (non-deductible)	6,761	Indefinite
Customer relationships	9,376	10
Patents	6,296	10
	$93,297
Acquisition related costs relating to this acquisition of $1,131 and $1,596 were expensed as incurred during the year ended February 29, 2012 and during the three months ended May 31, 2012, respectively, and are included in acquisition-related costs for these respective periods in the consolidated statements of operations and comprehensive income (loss).

Hirschmann has an employer financed defined benefit pension plan, which covers eligible Hirschmann regular full-time employees. The plan provides for retirement and disability benefits for participating employees, and are only granted if the participating employee has completed ten years of service after reaching the age of 25. The retirement age as it pertains to the defined pension plan is 65. Benefits available under the pension plan are generally determined by years of service and the levels of compensation during those years. In October 1994, the benefits under Hirschmann's defined benefit pension plan were closed to new participants, and as of the acquisition date, pension benefits continue to accrue only for previously existing plan members still employed by Hirschmann. Based on actuarial data provided as of the acquisition date, the Hirschmann defined benefit pension plan was under-funded by approximately $5,300, which is included as a liability in the March 14, 2012 opening balance sheet. The under-funded status of the plan at May 31, 2012 is $5,046 and is included in other liabilities in the accompanying consolidated balance sheet.
Pro Forma Information

The following unaudited pro forma information illustrates the effect on net sales and net income for the three months ended May 31, 2012 and May 31, 2011, assuming that the acquisition had taken place on March 1, 2011.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Three Months Ended
	May 31, 2012	May 31, 2011
Net sales:
As reported	$194,036	$165,325
Pro forma	201,550	212,758
Net income:
As reported	$(4,700)	$2,487
Pro forma	(745)	5,349
Basic earnings per share:
As reported	$(0.20)	$0.11
Pro forma	(0.03)	0.23
Diluted earnings per share:
As reported	$(0.20)	$0.11
Pro forma	(0.03)	0.23
Average shares - basic	23,301,464	23,079,394
Average shares - diluted	23,301,464	23,287,621

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisition occurred on the first day of Fiscal 2012. These adjustments include costs such as an estimate for amortization associated with intangible assets acquired, additional financing costs as a result of the acquisition, and the movement of expenses specific to the acquisition from Fiscal 2013 to Fiscal 2012. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transaction occurred on the date presented or be indicative of results to be achieved in the future.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended May 31,
	2012	2011
Weighted-average common shares outstanding	23,301,464	23,079,394
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	208,227
Weighted-average common shares and potential common shares outstanding	23,301,464	23,287,621

Stock options and warrants totaling 921,019 and 14,606 for the three months ended May 31, 2012 and 2011, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

(4)    Fair Value Measurements and Derivatives

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

The Company applies the authoritative guidance on “Fair Value Measurements,” which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. This guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 - Quoted market prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable.
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at May 31, 2012:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$21,277	$21,277	$—	$—
Derivatives
Designated for hedging	$654	$—	$654	$—
Not designated	148	—	148	—
Total derivatives	$802	$—	$802	$—
Long-term investment securities:
Marketable securities at fair value
Trading securities	$3,130	$3,130	$—	$—
Available-for-sale securities	3	3	—	—
Total marketable securities at fair value	3,133	3,133	—	—
Other investments at amortized cost (a)	9,871	—	—	—
Total long-term investment securities	$13,004	$3,133	$—	$—

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

(a)
Other investments at amortized cost include the Company's held-to-maturity investment. There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of these investments.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Forward foreign currency contracts not designated under hedged transactions were valued at spot rates or forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts designated for hedging range from 1 - 3 months and are classified in the balance sheet according to their terms.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) and amounted to $179 and $(90) for the three months ended May 31, 2012 and 2011, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments, and holds certain instruments not so designated. The following table discloses the fair value as of May 31, 2012 and February 29, 2012 for both types of derivative instruments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2012	February 29, 2012
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$654	$—
	Accrued expenses	—	(103)

Derivatives not designated
Foreign currency contracts	Prepaid expenses and other current assets	148	1,581

Total derivatives		$802	$1,478

During the three months ended May 31, 2012, the Company settled two foreign currency contracts for derivatives not designated in a hedged transaction. In connection with the acquisition of Hirschmann on March 14, 2012, the Company acquired 36 foreign currency contracts which were unable to qualify for hedge accounting for the quarter ended May 31, 2012. There were 28 contracts of this nature outstanding at May 31, 2012, with a current notional value of approximately $7,000. During the three months ended May 31, 2011, the Company settled one foreign currency contract for a derivative not designated in a hedged transaction. There were no contracts of this nature outstanding at May 31, 2011.
Cash flow hedges
In February 2012, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $5,275, and are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.
Activity related to cash flow hedges recorded during the three months ended May 31, 2012 and 2011 was as follows:

	For The Three Months Ended			For The Three Months Ended
	May 31, 2012			May 31, 2011
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$475	$(171)	$179	$(466)	$8	$(90)

The net gain recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next six months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of May 31, 2012, no contracts originally designated for hedge accounting were de-designated or terminated.

(5)    Investment Securities

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of May 31, 2012 and February 29, 2012, the Company had the following investments:

	May 31, 2012			February 29, 2012
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$3,130	$—	$3,130	$3,447	$—	$3,447
Available-for-sale
Cellstar	—	3	3	—	3	3
Bliss-tel	—	—	—	—	—	—
Held-to-maturity Investment	7,556	—	7,556	7,545	—	7,545
Total Marketable Securities	10,686	3	10,689	10,992	3	10,995
Other Long-Term Investment	2,315	—	2,315	2,107	—	2,107
Total Long-Term Investments	$13,001	$3	$13,004	$13,099	$3	$13,102

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. During Fiscal 2010, Fiscal 2011 and Fiscal 2012, the Company monitored the performance of its Bliss-tel investment and determined that its investment in the company was other than temporarily impaired based on factors, such as its market price (which has consistently remained below cost in excess of twelve months), Bliss-tel's continued losses, its deteriorating financial position, and conditions in the local and global economy, as well as the political environment in Thailand. During Fiscal 2010 and Fiscal 2011, the Company recorded other than temporary impairment losses of $1,000 and $1,600, respectively. During Fiscal 2012, Bliss-tel stopped trading on the Thai stock exchange and has remained suspended from trading through May 31, 2012. As a result of this suspension, and the continued presence of the factors discussed above, management estimated the value of the investment to be $0 at February 29, 2012 and recorded total impairment charges of $1,225 for the fiscal year ended February 29, 2012. As of May 31, 2012, the Company owns 36,250,000 shares and 22,500,000 warrants in Bliss-tel, with the warrants due to expire in July 2012. As all of the above factors remain present and the company remains

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

suspended from trading, management's estimate of the value of this investment remains $0 at May 31, 2012.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,315 accounted for by the cost method. During the three months ended May 31, 2012, Voxx loaned an additional $250 in the Company and as of May 31, 2012, held approximately 16% of its outstanding shares.

(6)    Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive losses consist of the following:

	May 31, 2012	February 29, 2012
Accumulated other comprehensive losses:
Foreign exchange losses	$(8,681)	$(4,059)
Unrealized losses on investments, net of tax	(21)	(21)
Derivatives designated in hedging relationship	403	107
Total accumulated other comprehensive losses	$(8,299)	$(3,973)

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended May 31,
	2012	2011
Non-cash investing activities:
Capital expenditures funded by mortgage notes	7,810	—
Cash paid during the period:
Interest (excluding bank charges)	$1,636	$932
Income taxes (net of refunds)	$1,876	$254

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 29, 2012.

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

In addition, the Company issued 22,500 warrants during May of 2011 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and considered exercisable at May 31, 2012.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

As of May 31, 2012, all outstanding options were fully vested and the Company had no unrecognized compensation costs related to stock options.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at February 29, 2012	1,070,625	$6.72
Granted	—	—
Exercised	(241,927)	6.37
Forfeited/expired	—	—
Outstanding and exercisable at May 31, 2012	828,698	$6.81	1.24

In May of 2011, the Company granted 100,000 shares of restricted stock. A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Shares under the above grant will not be issued to the grantee before they vest. The grantee cannot transfer the rights to receive shares before the restricted shares vest. One-third of the restricted stock awards vested on February 29, 2012, one-third will vest on February 28, 2013 and one-third will vest on February 28, 2014. The Company expenses the cost of the restricted stock awards on a straight-line basis over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock, $7.60, was determined based on the closing price of the Company's common stock on the grant date.

The following table presents a summary of the Company's restricted stock activity for the three months ended May 31, 2012:

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 29, 2012	66,667	$7.60
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at May 31, 2012	66,667	$7.60

During the three months ended May 31, 2012, the Company recorded $63 in stock-based compensation related to restricted stock awards. As of May 31, 2012, there was $443 of unrecognized stock-based compensation expense related to unvested restricted stock awards. This expense is expected to be fully recognized by February 28, 2014.

(9)    Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 29, 2012	$87,366
Goodwill related to Hirschmann acquisition	70,864
Balance at May 31, 2012	$158,230

At May 31, 2012, intangible assets consisted of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$136,526	$—	$136,526
Customer relationships subject to amortization (5-20 years)	59,490	8,484	51,006
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	744	493
Patents subject to amortization (5-10 years)	9,238	1,190	8,048
License subject to amortization (5 years)	1,400	1,283	117
Contract subject to amortization (5 years)	1,556	1,315	241
Total	$209,447	$13,016	$196,431

At February 29, 2012, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames/Licenses not subject to amortization	$129,765	$—	$129,765
Customer relationships subject to amortization (5-20 years)	50,113	7,432	42,681
Trademarks/Tradenames subject to amortization (3-12 years)	1,237	722	515
Patents subject to amortization (5-10 years)	2,942	1,005	1,937
License subject to amortization (5 years)	1,400	1,213	187
Contract subject to amortization (5 years)	1,556	1,292	264
Total	$187,013	$11,664	$175,349

The Company recorded amortization expense of $1,336 and $1,045 for the three months ended May 31, 2012 and 2011, respectively. The estimated aggregate amortization expense for the cumulative five years ending May 31, 2017 amounts to $26,798.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three months ended May 31, 2012, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(10)    Equity Investments

As of May 31, 2012 and February 29, 2012, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA”), which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following table presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	May 31, 2012	February 29, 2012
Current assets	$31,018	$28,934
Non-current assets	5,263	5,068
Current liabilities	4,561	4,216
Members' equity	31,720	29,786
	Three Months Ended May 31,
	2012	2011
Net sales	$23,415	$20,673
Gross profit	6,515	6,054
Operating income	2,703	2,249
Net income	2,714	2,257

The Company's share of income from ASA for the three months ended May 31, 2012 and 2011 was $1,357 and $1,129, respectively.

(11)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2013, excluding discrete items is estimated to be 37.4% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended May 31, 2012 the Company recorded a benefit for income taxes of $2,784, which consisted of U.S., state and local and foreign taxes, including discrete items related to the accrual of interest for uncertain tax positions under ASC 740, "Income Taxes."  For the three months ended May 31, 2011, the Company recorded a provision for income taxes of $1,617 which consisted of U. S., state, local and foreign taxes, including discrete items related to the accrual of interest for uncertain tax positions under ASC 740 and a change in the tax rates.

In connection with the Hirschmann business combination, the Company recorded a net deferred tax liability of approximately $6,800 related to the basis difference between the financial reporting value and the tax value of Hirschmann's assets and liabilities.

(12)    Inventory

Inventories by major category are as follows:

	May 31, 2012	February 29, 2012
Raw materials	$27,709	$18,495
Work in process	5,104	1,888
Finished goods	119,968	109,131
Inventory, net	$152,781	$129,514

(13)    Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Three Months Ended May 31,
	2012	2011
Opening balance	$18,154	$11,981
Liabilities acquired during acquisition	—	7,149
Accruals	7,613	7,496
Payments and credits	(7,333)	(8,009)
Reversals for unearned sales incentive	(320)	(28)
Reversals for unclaimed sales incentives	(39)	(294)
Ending balance	$18,075	$18,295

(14)    Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs:

	Three Months Ended May 31,
	2012	2011
Opening balance	$8,795	$9,051
Liabilities acquired during acquisitions	1,799	1,480
Liabilities accrued for warranties issued during the period	2,367	1,162
Warranty claims paid during the period	(2,516)	(2,184)
Ending balance	$10,445	$9,509

(15)     Financing Arrangements

The Company has the following financing arrangements:

	May 31, 2012	February 29, 2012
Debt
Domestic bank obligations (a)	$150,285	$31,510
Foreign bank obligations (b)	1,560	1,818
Euro term loan agreement (c)	1,239	2,024
Other (d)	10,622	3,100
Total debt	163,706	38,452
Less: current portion of long-term debt	18,201	3,592
	$145,505	$34,860

(a)          Domestic Bank Obligations

From March 1, 2012 through March 13, 2012, we had a revolving credit facility (the "Credit Facility"). Funds from the Credit Facility were used to complete the acquisition of Klipsch in March 2011, as well as to fund the temporary short-term working capital needs of the Company. The Credit Facility had an aggregated committed availability of up to $175 million, which could be increased at the option of the Company up to a maximum of $200 million. The Credit Facility included a $25 million sublimit for issuances of letters of credit and a $20 million sublimit for Swing Loans.
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
As a result of the addition of the Credit Facility, the Company incurred debt financing costs of approximately $3.3 million which are recorded as deferred financing costs that are included in other assets and amortized through interest and bank charges over the term of the Credit Facility.
On March 14, 2012, the Company amended and restated its $175 million Credit Facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a U.S. revolving credit facility of $80 million; a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros and the euro equivalent of $15 million available to domestic borrowers; and a five year term loan facility in the aggregate principal amount of $75 million. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans.
$60 million of the U. S. revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the three month periods from September 1, 2012 through November 30, 2012 and from September 1, 2013 through November 30, 2013.
Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. As of May 31, 2012, the interest rate on the facility was 2.24%.
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

On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann. As of May 31, 2012, approximately $150 million was outstanding under the line.

As a result of the amendment to the Credit Facility, the Company incurred additional debt financing costs of approximately $3.4 million which are recorded as deferred financing costs. The Company has accounted for the amendment as a modification of debt and has added these costs to the remaining financing costs related to the original Credit Facility. These deferred financing costs have been included in other assets on the accompanying consolidated balance sheet and are being amortized through interest and bank charges over the five year term of the Amended Facility. During the three months ended May 31, 2012 and 2011, the Company amortized $302 and $170, respectively, of deferred financing costs.
(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement totaling 16,000 Euros consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2012.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9% (2.57% at May 31, 2012), and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of May 31, 2012, the amount of accounts receivable available for factoring exceeded the amounts outstanding under this obligation.

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

(d)          Other Debt

This amount includes an assumed liability in connection with the Company's Invision acquisition, which was repaid during the fourth quarter of Fiscal 2012, as well as a note payable on a facility acquired in connection with the Company's Klipsch acquisition and a mortgage note on a building purchased by the Company's Schwaiger subsidiary. Additionally, on April 20, 2012, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN for $10.9 million. The Company paid $3.1 million cash at closing, plus $106 in closing costs, and assumed the mortgage held by the seller, Woodview LLC, in the amount of $7.8 million. The mortgage is due in June 2013 and bears interest at 5.85%. Woodview LLC is a related party, as certain partners are executives of Klipsch.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

At May 31, 2012 Hirschmann has a line of credit with an availability of up to 6,000€. The line was to expire on June 30, 2012 and has been extended 60 days through August 31, 2012. The rate of interest is the three month Euribor plus 1%. As of May 31, 2012, the outstanding balance on this line of credit was $0.

(16)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended May 31,
	2012	2011
Loss on foreign currency contracts	$(2,670)	$—
Net settlement charges related to patent lawsuit	(8,365)	—
Interest income	177	151
Rental income	193	140
Miscellaneous	1,009	190
Total other, net	$(9,656)	$481

Miscellaneous includes income related to a legal settlement received by Klipsch of $800 recorded during the three months ended May 31, 2012.

(17)    Foreign Currency

The Company has certain operations in Venezuela. Venezuela has been operating in a difficult economic environment, which has been troubled with local political issues and various foreign currency and price controls. The country has experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors may have a negative impact on our business and our financial condition. In 2003, Venezuela created the Commission of Administration of Foreign Currency (“CADIVI”) which establishes and administers currency controls and their associated rules and regulations. These controls include creating a fixed exchange rate between the Bolivar and the U.S. Dollar, and the ability to restrict the exchange of Bolivar Fuertes for U.S. Dollars and vice versa.

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

Total lease payments required under all related party leases for the five-year period ending May 31, 2017 are $6,515.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

At May 31, 2012, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2013	$574	$9,260
2014	574	7,476
2015	574	3,612
2016	574	2,592
2017	602	1,316
Thereafter	7,136	879
Total minimum lease payments	10,034	$25,135
Less: minimum sublease income	250
Net	9,784
Less: amount representing interest	3,646
Present value of net minimum lease payments	6,138
Less: current installments included in accrued expenses and other current liabilities	154
Long-term capital obligation	$5,984

The Company leases certain facilities from its principal stockholder. At May 31, 2012, minimum annual rental payments on these related party leases, in addition to the capital lease payments, which are included in the above table, are as follows:

2012	$1,337
2013	1,360
2014	1,384
2015	1,408
2016	1,026
Thereafter	6,310
Total	$12,825

(19)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2012	February 29, 2012	May 31, 2012	February 29, 2012	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,136,795	20,875,600	One	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	Ten	Ratably with Class A
Treasury Stock at cost	at cost	1,817,132	1,817,112	—	—	—

(20)    Contingencies

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

The Company has been party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). During the third quarter of Fiscal 2012, the Company's claim for summary judgment was denied and the case was tried in the New York Supreme Court, Suffolk County. In December 2011, the Company received advisory judgment in the case, concluding that the Company owed MPEG penalties related to license agreement obligations arising from the manufacture and sale of its products. The Company recorded a charge of approximately $3.6 million in Fiscal 2012 and, based on the advisory jury's verdict, remitted payment of $2.6 million to MPEG in December 2011 in order to resolve this matter. On May 29, 2012, the Company received notice that the advisory judgment was overturned by the presiding Judge in the case. The Judge's ruling gave the Company and MPEG the option to (a) reach an agreement on the balance still owed; (b) allow the Judge to determine the balance; or (c) proceed to another trial and have a new jury determine the balance owed. On June 29, 2012, the Company reached a settlement agreement with MPEG and agreed to pay an additional $10.5 million in final resolution of the matter. The payment is in addition to the $2.6 million paid in December 2011, bringing the total settlement to $13.1 million. As a result of this settlement, the Company recorded a charge of $9.5 million during the first quarter of Fiscal 2013. The charge has been recorded in "Other (Expense) Income" in the Consolidated Statement of Operations. The Company continues seeking indemnification from its suppliers for royalty payments previously paid to them that it maintains they were responsible to remit to MPEG and plans to vigorously pursue its option under its indemnification agreements. The Company completed negotiations with one vendor for an amount of $1.1 million, which has been recorded as an offset to the settlement expense as a recovery in "Other (Expense)Income" on the Consolidated Statement of Operations and Comprehensive Income (Loss), for a net charge of $8.4 million. At this time, we cannot determine the success of any additional efforts, nor quantify a range of amounts. Management will continue to evaluate the developments associated with the negotiations with its suppliers.

(21)    New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance in ASC 820 "Fair Value Measurements and Disclosures" that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on March 1, 2010. The remaining disclosure requirements of this pronouncement were effective for the Company’s first quarter in Fiscal 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements. In May 2011, ASC 820 was further amended to clarify certain disclosure requirements and improve consistency with international financial reporting standards. This amendment is to be applied prospectively and is effective for the Company's first quarter of Fiscal 2013. The adoption has not had a material effect on the Company's financial statements.

In June 2011, the FASB issued authoritative guidance included in ASC 220 "Comprehensive Income" related to the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance did not have

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

an impact on the Company's consolidated financial results and has been adopted by the Company for the first quarter of Fiscal 2013.

In September 2011, the FASB issued authoritative guidance in ASC 350 "Intangibles - Goodwill and other" intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, or the Company's first quarter of Fiscal 2013. The Company has adopted this guidance as of March 1, 2012 and does not expect the guidance to have a material impact on its financial statements.

(22)    Subsequent Events

With the exception of those matters discussed in Note 20 with regard to the Company's settlement with MPEG, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2012 compared to the three months ended May 31, 2011. Next, we present Adjusted EBITDA and diluted adjusted EBITDA per common share for the three months ended May 31, 2012 compared to the three months ended May 31, 2011 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources.” We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements.”

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except share and per share data.

Business Overview

Effective December 1, 2011, Audiovox Corporation changed its name to VOXX International Corporation ("Voxx," "We," "Our," "Us" or "Company"). The Company believes that the name VOXX International would be a name that better represents the widely diversified interests of the Company, and the more than 30 global brands it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. Voxx is a leading international distributor in the accessory, mobile and consumer electronics industries. On March 14, 2012, the Company acquired Car Communication Holding GmbH and its worldwide subsidiaries, a recognized tier-1 supplier of communications and infotainment solutions, primarily to the automotive industry. We conduct our business through nineteen wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), Audiovox Accessories Corp. (“AAC”), Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. (“Audiovox Mexico”), Technuity, Inc., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann") and Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Car Link®, Code-Alarm®, Energy®, Excalibur®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Prestige®, RCA®, Schwaiger®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

The Company currently reports sales data for the following two product categories:

Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	automotive antenna systems,

▪	automotive digital TV tuner systems,

▪	rear observation and collision avoidance systems,

▪	home and portable stereos,

▪	digital multi-media products such as personal video recorders and MP3 products,

▪	camcorders,

▪	clock-radios,

▪	digital voice recorders,

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	on-ear and in-ear headphones,

▪	soundbars, and

▪	portable DVD players.

Accessories products include:

▪	High-Definition Television (“HDTV”) antennas,

▪	Wireless Fidelity (“WiFi”) antennas,

▪	High-Definition Multimedia Interface (“HDMI”) accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,

▪	power supply systems,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers, and

▪	set-top boxes.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in the financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities. A summary of the Company's significant accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 29, 2012.   Since February 29, 2012,

there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended May 31, 2012. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income (loss), which present the results of our operations for the three months ended May 31, 2012 and 2011.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2012 and 2011.

Net Sales

	May 31,
	2012	2011	$ Change	% Change
Three Months Ended
Electronics	$152,828	$132,316	$20,512	15.5%
Accessories	41,208	33,009	8,199	24.8
Total consolidated net sales	$194,036	$165,325	$28,711	17.4%

Electronic sales represented 78.8% of the net sales for the three months ended May 31, 2012, compared to 80.0% in the prior year period. For the three months ended May 31, 2012, approximately $36.6 million of the increase in sales from this product group was the result of our recent acquisition of Hirschmann.  In addition, the electronics group experienced increases due to new mobile product offerings. These increases were partially offset by a decline in sales of consumer electronics products including camcorders, clock radios, digital players and digital voice recorders as a result of declines in demand and the exiting of certain products; a decline in OEM sales due to remote start sales, which were affected by a warmer winter, and the conclusion of Ford's production program for headrest DVD systems; a decline in satellite fulfillment sales; and a decline in our audio product line. The audio decline is partially offset by sales related to new product introductions such as slot machine speakers and mobile ipod and ipad interfaces.

Accessory sales represented 21.2% of our net sales for the three months ended May 31, 2012, compared to 20.0% in the prior year period.  The increase in the accessories group was primarily related to increased sales in wireless speakers as well as in our international markets.

During the quarter ended May 31, 2012, the release of unearned or unclaimed sales incentives was not material. We believe the reversal of earned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	May 31,
	2012	2011	$ Change	% Change
Three Months Ended
Gross profit	$50,496	$43,688	$6,808	15.6%
Gross margin percentage	26.0%	26.4%

Gross margins, which decreased by (40) basis points for the three months ended May 31, 2012, were negatively impacted primarily by unfavorable swings between hedged costs and related sales, increasing transportation costs and the absence of a duty refund in Audiovox Germany, as well as the shifting of warehouse facilities in Asia and decreases in camcorder and digital voice recorder sales during the quarter ended May 31, 2012. These factors were offset by increased sales in mobile related products; better margins in our existing product lines; new product introductions; and the Hirschmann acquisition.

Operating Expenses and Operating Loss

	May 31,
	2012	2011	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$13,205	$11,904	$1,301	10.9%
General and administrative	25,225	22,653	2,572	11.4
Engineering and technical support	7,411	3,811	3,600	94.5
Acquisition-related costs	1,596	1,343	253	18.8
Total operating expenses	$47,437	$39,711	$7,726	19.5%

Operating income	$3,059	$3,977	$(918)	(23.1)%

Operating expenses increased $7,726 for the three months ended May 31, 2012, from $39,711 in the comparable prior year period.  As a percentage of net sales, operating expenses increased slightly to 24.4% as compared to 24.0% for the comparable prior year period. The increase in total operating expenses was due primarily to our recent acquisition of Hirschmann which accounted for $8.4 million during the three months ended May 31, 2012, as well as an increase in legal fees primarily related to Hirschmann.  These increases were partially offset by reductions in depreciation expense, headcount reductions in select groups, reductions of commissions and bonuses as a result of lower net sales, not considering Hirschmann, as well as reduced occupancy costs due to the purchase of the Klipsch headquarters in Indianapolis, IN, which had previously been leased.

Other Income (Expense)

	May 31,
	2012	2011	$ Change	% Change
Three Months Ended
Interest and bank charges	$(2,244)	$(1,483)	$(761)	51.3%
Equity in income of equity investees	1,357	1,129	228	20.2
Other, net	(9,656)	481	(10,137)	(2,107.5)
Total other (expense) income	$(10,543)	$127	$(10,670)	(8,401.6)%

Interest and bank charges represent expenses for bank obligations of VOXX International Corporation and Audiovox Germany, interest for a capital lease, and amortization of the debt discount on our credit facility. The increase in these expenses for the three months ended May 31, 2012, is due primarily to interest expense, fees and amortization of deferred financing costs related to the Amended Credit Facility entered into on March 14, 2012 primarily to fund our Hirschmann acquisition.

Other, net during the three months ended May 31, 2012 included charges in connection with a patent suit of approximately $8,400, and losses on forward exchange contracts of approximately $2,700 incurred in conjunction with the Hirschmann acquisition. These charges were partially offset by income recorded related to a favorable settlement received by Klipsch of approximately $800 during the three months ended May 31, 2012.

Income Tax Benefit/Provision

The effective tax rate was a benefit for income taxes of 37.2% for the three months ended May 31, 2012 compared to a provision for income taxes of 39.4% in the comparable prior periods.  The effective tax rate for the three months ended May 31, 2012 is different than the statutory rate primarily due to state and local taxes, differences between the U.S. and foreign tax rates, Section 199 deductions and transaction costs associated with Hirschmann.

Net Income (Loss)

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income (loss) and basic and diluted net income (loss) per common share.

	Three Months Ended May 31,
	2012	2011
Net (loss) income	$(4,700)	$2,487
Net (loss) income per common share:
Basic	$(0.20)	$0.11
Diluted	$(0.20)	$0.11

Net (loss) income decreased for the three months ended May 31, 2012 versus the prior year period primarily as a result of expenses associated with the patent suit and losses on forward exchange contracts, partially offset by the addition of our Hirschmann acquisition.

Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

Adjusted EBITDA and diluted adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest and bank charges, taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, costs relating to our acquisitions and loss on foreign exchange. Depreciation, amortization, and stock-based compensation expense are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on adjusted EBITDA.

We present adjusted EBITDA and diluted adjusted EBITDA per common share in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and diluted adjusted EBITDA per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of costs relating to our acquisitions allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be appropriate measures for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA prepared in accordance with GAAP. Adjusted EBITDA and diluted adjusted EBITDA per common share are not intended to represent, and should not be considered to be more meaningful measures than, or an alternative to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income to Adjusted EBITDA

	Three Months Ended May 31,
	2012	2011
Net (loss) income	$(4,700)	$2,487
Adjustments:
Interest and bank charges	2,244	1,483
Depreciation and amortization	2,784	2,541
Taxes	(2,784)	1,617
EBITDA	(2,456)	8,128
Stock-based compensation	63	250
Net settlement charges related to MPEG suit	8,365	—
Klipsch settlement recovery	(800)	—
Asia restructuring charges	521	—
Acquisition related costs	1,596	1,343
Loss on foreign exchange as a result of Hirschmann acquisition	2,670	—
Adjusted EBITDA	$9,959	$9,721
Diluted earnings (loss) per common share	$(0.20)	$0.11
Diluted adjusted EBITDA per common share	$0.43	$0.42

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2012, we had working capital of $169,715 which includes cash and cash equivalents of $21,277, compared with working capital of $182,985 at February 29, 2012, which included cash and short-term investments of $13,606. The increase in cash is primarily due to draws on our amended credit facility (a portion of which was used to fund the Hirschmann acquisition) and a decrease in accounts receivable, partially offset by payments on the outstanding line, the purchase of the Klipsch headquarters facility, and an increase in inventory.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $20,155 for the three months ended May 31, 2012 principally due to a decrease in accounts receivable, partially offset by increased inventory.

•	The Company experienced a consistent accounts receivable turnover rate of 5.6 during both the three months ended May 31, 2012 and May 31, 2011.

•	Inventory turnover increased to 3.4 during the three months ended May 31, 2012 compared to 3.1 during the three months ended May 31, 2011.

Investing activities used cash of $116,288 during the three months ended May 31, 2012, primarily due to the Hirschmann acquisition as well as the purchase of the Klipsch headquarters facility.

Financing activities provided cash of $104,472 during the three months ended May 31, 2012, primarily from borrowings on bank obligations used to finance the Hirschmann acquisition, offset by repayments of those obligations.

On March 14, 2012, the Company amended and restated its revolving credit facility (the “Amended Facility”). The Amended Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a U.S. revolving credit facility of $80 million; a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros; and a five year term loan facility in the aggregate principal amount of $75 million. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans. $60 million of the U. S. revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the three month periods from September 1, 2012 through November 30, 2012 and from September 1, 2013 through November 30, 2013. Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann and the repayment of the former facility. Further details regarding the facility are outlined in Note 15(a) of this report. At May 31, 2012, the Company had $817 outstanding in standby letters of credit. No commercial letters of credit were outstanding as of May 31, 2012.
Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2012, such obligations and commitments are as follows:

	Amount of Commitment Expiration per period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$10,034	$574	$1,148	$1,176	$7,136
Operating leases (2)	25,135	9,260	11,088	3,908	879
Total contractual cash obligations	$35,169	$9,834	$12,236	$5,084	$8,015

Other Commitments
Bank obligations (3)	$151,845	$16,560	$—	$135,285	$—
Stand-by and commercial letters of credit (4)	816	816	—	—	—
Other (5)	15,561	1,641	12,376	848	696
Contingent earn-out payments (6)	6,316	3,321	2,995	—	—
Pension obligation (7)	5,046	127	363	424	4,132
Unconditional purchase obligations (8)	131,503	131,503	—	—	—
Total commercial commitments	$311,087	$153,968	$15,734	$136,557	$4,828

Total commitments	$346,256	$163,802	$27,970	$141,641	$12,843

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $154 and $5,984, respectively at May 31, 2012.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Audiovox Germany Euro asset-based lending facility at May 31, 2012.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts outstanding under a call-put option with certain employees of Audiovox Germany; amounts outstanding under a term loan agreement for Audiovox Germany; an assumed mortgage on a facility in connection with our Klipsch acquisition; and amounts outstanding under mortgages for facilities purchased at Schwaiger and Klipsch.

6.	Represents contingent payments in connection with the Thomson Audio/Video, Invision, and Klipsch acquisitions.

7.	Represents an employer financial defined benefit pension plan covering certain eligible Hirschmann employees.

8.
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

9.
At May 31, 2012, the Company had unrecognized tax benefits of $2,912. A reasonable estimate of the timing related to these liabilities is not possible, therefore such amounts are not reflected in this contractual obligation and commitments schedule.

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

Acquisitions

On March 14, 2012, the Company, through its wholly-owned subsidiary, VOXX International (Germany) GmbH, acquired all of the issued and outstanding shares of Car Communication Holding GmbH and its worldwide subsidiaries ("Hirschmann") for a total purchase price of $114 million plus related transaction fees, expenses and a working capital adjustment. Hirschmann is a recognized tier-1 supplier of communication and infotainment solutions, primarily to the automotive industry. The acquisition of Hirschmann increases Voxx's distribution network, both domestically and abroad, and provides the Company with entry into the automotive antenna and digital tuner installation market.

The Company amended its credit agreement with Wells Fargo Capital Finance, LLC, increasing the aggregate principal amount to $205 million, to fund the acquisition and future working capital needs, as applicable. The acquisition and all related transaction costs, including the repayment of the remaining balance outstanding on the previous credit facility of $27.8 million, were funded with approximately $148 million borrowed under the Amended Facility.

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

As a result of the acquisition of Klipsch, the Company assumed a lease for the facility housing the Klipsch headquarters in Indianapolis. The lessor was Woodview, LLC ("Woodview"), of which certain partners are executives of Klipsch. On April 20, 2012, the Company purchased this building from Woodview for $10.9 million. The Company paid cash of $3.1 million at closing plus $106 in closing costs, and assumed the mortgage held by Woodview in the amount of $7.8 million. The mortgage is due in May 2013 and bear interest at 5.85%.

Total lease payments required under all related party leases for the five-year period ending May 31, 2017 are $6,515.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements (see Note 21) to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations  primarily in Germany, Hungary, Canada,  Mexico, Denmark, the Netherlands, France and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended May 31, 2012, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $7.3 million and $0.1 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The only significant change in our market risk sensitive instruments since February 29, 2012, is the addition of our Hirschmann acquisition whose results are noted in the above sales and net income amounts. The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented 2% of quarterly and year to date sales. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds (see Note 4).

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

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 19 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 14 of the Form 10-K for the fiscal year ended February 29, 2012 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 29, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended May 31, 2012.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOVOX CORPORATION

July 10, 2012

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer