Form 10-Q
period 2012-08-31
VOXX International Corp
filed 2012-10-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

 or

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
Yes   ☐       No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 9, 2012
Class A Common Stock	21,136,795	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 31, 2012	February 29, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$17,710	$13,606
Accounts receivable, net	136,659	142,585
Inventory, net	170,562	129,514
Receivables from vendors	1,936	4,011
Prepaid expenses and other current assets	11,473	13,549
Income tax receivable	—	698
Deferred income taxes	5,293	3,149
Total current assets	343,633	307,112
Investment securities	13,392	13,102
Equity investments	16,382	14,893
Property, plant and equipment, net	62,526	31,779
Goodwill	158,340	87,366
Intangible assets, net	194,962	175,349
Deferred income taxes	801	796
Other assets	8,797	3,782
Total assets	$798,833	$634,179
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$67,286	$43,755
Accrued expenses and other current liabilities	52,791	52,679
Income taxes payable	1,989	5,432
Accrued sales incentives	18,967	18,154
Deferred income taxes	325	515
Current portion of long-term debt	25,719	3,592
Total current liabilities	167,077	124,127
Long-term debt	148,458	34,860
Capital lease obligation	5,913	5,196
Deferred compensation	3,818	3,196
Other tax liabilities	2,944	2,943
Deferred tax liabilities	39,120	34,220
Other long-term liabilities	11,438	7,840
Total liabilities	378,768	212,382
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	249	250
Paid-in capital	285,547	281,213
Retained earnings	161,696	162,676
Accumulated other comprehensive loss	(9,058)	(3,973)
Treasury stock	(18,369)	(18,369)
Total stockholders' equity	420,065	421,797
Total liabilities and stockholders' equity	$798,833	$634,179
See accompanying notes to consolidated financial statements.
VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Net sales	$191,715	$158,337	$385,751	$323,662
Cost of sales	137,029	114,475	280,569	236,112
Gross profit	54,686	43,862	105,182	87,550
Operating expenses:
Selling	11,507	11,199	24,712	23,103
General and administrative	29,591	20,765	54,816	43,418
Engineering and technical support	6,693	4,007	14,104	7,818
Acquisition-related costs	55	239	1,651	1,583
Total operating expenses	47,846	36,210	95,283	75,922
Operating income	6,840	7,652	9,899	11,628
Other (expense) income:
Interest and bank charges	(1,693)	(1,392)	(3,937)	(2,875)
Equity in income of equity investees	1,193	890	2,550	2,019
Other, net	(343)	(1,227)	(9,999)	(746)
Total other (expense) income, net	(843)	(1,729)	(11,386)	(1,602)
Income (loss) before income taxes	5,997	5,923	(1,487)	10,026
Income tax expense (benefit)	2,277	2,484	(507)	4,101
Net income (loss)	$3,720	$3,439	$(980)	$5,925
Other comprehensive income (loss):
Foreign currency translation adjustments	(568)	(616)	(5,190)	712
Derivatives designated for hedging	(196)	(21)	100	(725)
Reclassificaton adjustment of other-than-temporary impairment loss on available-for-sale investment into net income	—	877	—	1,177
Unrealized holding gain (loss) on available-for-sale investment securities arising during the period, net of tax	6	7	6	(3)
Other comprehensive income (loss), net of tax	(758)	247	(5,084)	1,161
Comprehensive income (loss)	$2,962	$3,686	$(6,064)	$7,086

Net income (loss) per common share (basic)	$0.16	$0.15	$(0.04)	$0.26
Net income (loss) per common share (diluted)	$0.16	$0.15	$(0.04)	$0.25
Weighted-average common shares outstanding (basic)	23,397,769	23,073,959	23,349,617	23,073,959
Weighted-average common shares outstanding (diluted)	23,599,929	23,254,296	23,349,617	23,268,241

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended August 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(980)	$5,925
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,149	5,056
Amortization of deferred financing costs	605	340
Bad debt expense	508	551
Equity in income of equity investees	(2,550)	(2,019)
Distribution of income from equity investees	1,061	843
Deferred income tax expense	(2,456)	359
Non-cash compensation adjustment	(1)	577
Non-cash stock based compensation expense	127	376
(Gain) loss on sale of property, plant and equipment	(15)	7
Impairment loss on marketable securities	—	1,177
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	28,390	19,563
Inventory	(23,213)	(6,473)
Receivables from vendors	2,168	1,650
Prepaid expenses and other	(156)	1,323
Investment securities-trading	41	429
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	49	8,954
Income taxes payable	(4,628)	787
Net cash provided by operating activities	7,099	39,425
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,511)	(982)
Purchase of long-term investments	(260)	—
Decrease in notes receivable	34	116
Purchase of acquired business (net of cash acquired)	(105,151)	(167,253)
Net cash used in investing activities	(115,888)	(168,119)
Cash flows from financing activities:
Repayment of short-term debt	(27)	(536)
Principal payments on capital lease obligation	(157)	(43)
Repayment of bank obligations	(30,331)	(40,324)
Borrowings on bank obligations	147,500	88,520
Deferred financing costs	(3,445)	(3,283)
Proceeds from exercise of stock options	1,539	—
Net cash provided by financing activities	115,079	44,334
Effect of exchange rate changes on cash	(2,186)	69
Net increase (decrease) in cash and cash equivalents	4,104	(84,291)
Cash and cash equivalents at beginning of period	13,606	98,630
Cash and cash equivalents at end of period	$17,710	$14,339

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

(2)    Acquisitions

Hirschmann

On March 14, 2012 (the "Closing Date"), Voxx, through its wholly-owned subsidiary VOXX International (Germany) GmbH ("Voxx Germany"), purchased the stock of Car Communication Holding GmbH ("Hirschmann"), a recognized tier-1 supplier of communications and infotainment solutions, primarily to the automotive industry, pursuant to the Sale and Purchase Agreement for €87,571 ($114,397 based upon the rate of exchange as of the close of business on the Closing Date) subject to an adjustment for working capital plus related transaction fees and expenses.

On the Closing Date, the Company, certain of its directly and indirectly wholly-owned domestic subsidiaries, and Voxx Germany (collectively, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Amended Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Agent, and the other lenders party thereto. The Company borrowed $148 million under the Amended Facility on the Closing Date and used a portion of the proceeds from such borrowing to fund Voxx Germany's acquisition of Hirschmann. On the Closing Date, the Company also repaid and terminated its existing asset-based loan facility with Wells Fargo Capital Finance, LLC.

In order to hedge the fluctuation in the exchange rate before closing, the Company entered into two forward contracts totaling $63,750, both due in March 2012. The forward contracts were not designated for hedging, and as such, were marked to market at February 29, 2012 and when they were settled in the first quarter of Fiscal 2013. A foreign currency gain of $1,581 was recorded in the fourth quarter of Fiscal 2012 when the contracts were marked to market at year-end and a foreign currency loss of $2,670 was recorded during the three months ended May 31, 2012, when the contracts were settled, reflecting the loss on settlement.

As the Hirschmann acquisition occurred on March 14, 2012, the consolidated financial statements presented for the three and six months ended August 31, 2012 include the operations of Hirschmann beginning on the Closing Date.
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
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed, as of the Closing Date, and the estimated amounts assigned to goodwill and intangible asset classifications:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

As of March 14, 2012
Cash	$6,769
Accounts receivable	25,921
Inventory	20,178
Prepaid expenses and other current assets	2,054
Property, plant and equipment	18,659
Goodwill	70,974
Intangible assets	22,433
Other assets	939
Total assets acquired	167,927
Accounts payable and accrued expenses	26,953
Income taxes payable	2,848
Deferred taxes, net	5,521
Bank obligations	11,430
Capital lease obligations	911
Pension and deferred compensation	5,867
Net tangible and intangible assets acquired	$114,397

The preliminary amounts assigned to goodwill and intangible assets for the acquisition are as follows:

	March 14, 2012	Amortization Period (Years)
Goodwill (non-deductible)	$70,974	N/A
Tradenames (non-deductible)	6,761	Indefinite
Customer relationships	9,376	10
Patents	6,296	10
	$93,407

Acquisition related costs relating to this acquisition of $1,131, $55 and $1,651 were expensed as incurred during the latter half of the year ended February 29, 2012 and during the three and six months ended August 31, 2012, respectively, and are included in acquisition-related costs for these respective periods in the consolidated statements of operations and comprehensive income (loss).

Hirschmann has an employer financed defined benefit pension plan, which covers eligible Hirschmann regular full-time employees. The plan provides for retirement and disability benefits for participating employees, and are only granted if the participating employee is at least 25 years of age and has subsequently completed ten years of service. The retirement age as it pertains to the defined pension plan is 65. Benefits available under the pension plan are generally determined by years of service and the levels of compensation during those years. In October 1994, the benefits under Hirschmann's defined benefit pension plan were closed to new participants, and as of the Closing Date, pension benefits continue to accrue only for previously existing plan members still employed by Hirschmann. Based on actuarial data provided as of the Closing Date, the Hirschmann defined benefit pension plan was under-funded by approximately $5,300, which is included as a liability in the March 14, 2012 opening balance sheet. The under-funded status of the plan at August 31, 2012 is $5,133 and is included in other liabilities in the accompanying consolidated balance sheet.
Pro Forma Information
The following unaudited pro forma information illustrates the effect on net sales and net income for the six-months ended August 31, 2012 and August 31, 2011, assuming that the acquisition had taken place on March 1, 2011.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Six Months Ended August 31,
	2012	2011
Net sales:
As reported	$385,751	$323,662
Pro forma	393,265	416,561
Net (loss) income:
As reported	$(980)	$5,925
Pro forma	3,018	7,786
Basic (loss) income per share:
As reported	$(0.04)	$0.26
Pro forma	0.13	0.34
Diluted (loss) income per share:
As reported	$(0.04)	$0.25
Pro forma	0.13	0.33
Average shares - basic	23,349,617	23,073,959
Average shares - diluted	23,621,801	23,268,241

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisition occurred on the first day of Fiscal 2012. These adjustments include costs such as an estimate for amortization associated with intangible assets acquired, additional interest and financing costs as a result of the acquisition, and the movement of expenses specific to the acquisition from Fiscal 2013 to Fiscal 2012. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transaction occurred on the date presented or be indicative of results to be achieved in the future.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Weighted-average common shares outstanding	23,397,769	23,073,959	23,349,617	23,073,959
Effect of dilutive securities:
Stock options, warrants and restricted stock	202,160	180,337	—	194,282
Weighted-average common shares and potential common shares outstanding	23,599,929	23,254,296	23,349,617	23,268,241

Stock options and warrants totaling 0 and 288,750 for the three months ended August 31, 2012 and 2011, respectively, and 874,859 and 151,678 for the six months ended August 31, 2012 and 2011, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at August 31, 2012:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$17,710	$17,710	$—
Derivatives
Designated for hedging	$(15)	$—	$(15)
Not designated	181	—	181
Total derivatives	$166	$—	$166
Long-term investment securities:
Trading securities	$3,406	$3,406	$—
Available-for-sale securities	9	9	—
Other investments at amortized cost (a)	9,977	—	—
Total long-term investment securities	$13,392	$3,415	$—

The following table presents assets measured at fair value on a recurring basis at February 29, 2012:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$13,606	$13,606	$—
Derivatives
Designated for hedging	$(103)	$—	$(103)
Not designated	1,581	—	1,581
Total derivatives	$1,478	$—	$1,478
Long-term investment securities:
Trading securities	$3,447	$3,447	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,652	—	—
Total long-term investment securities	$13,102	$3,450	$—

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

(a)	There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of these investments.

The carrying amount of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates, and (iii) the stated or implicit interest rate approximates the current market rates or are not materially different than market rates.
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Forward foreign currency contracts not designated under hedged transactions were valued at spot rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 3 months and are classified in the balance sheet according to their terms.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $(27) and $152 for the three and six months ended August 31, 2012, respectively, and $9 and $(81) for the three and six months ended August 31, 2011, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments and has held certain instruments not so designated. The following table discloses the fair value as of August 31, 2012 and February 29, 2012 for both types of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2012	February 29, 2012
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(15)	$(103)

Derivatives not designated
Foreign currency contracts	Prepaid expenses and other current assets	181	1,581

Total derivatives		$166	$1,478

In March 2012, the Company settled two foreign currency contracts for derivatives not designated in a hedged transaction. In connection with the acquisition of Hirschmann on March 14, 2012, the Company acquired 36 foreign currency contracts which were unable to qualify for hedge accounting for the quarters ended May 31 and August 31, 2012. There were 18 contracts of this nature outstanding at August 31, 2012, with a current notional value of approximately $4,500. 10 and 18 of these contracts settled during the three and six months ended August 31, 2012, respectively, for gains of $38 and $59, respectively. There were no current contracts of this nature outstanding at August 31, 2011.
Cash flow hedges

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

In August 2012, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $3,200 and are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the three and six months ended August 31, 2012 was as follows:

	For the three months ended			For the six months ended
	August 31, 2012			August 31, 2012
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(46)	$157	$(27)	$429	$328	$152

	For the three months ended			For the six months ended
	August 31, 2011			August 31, 2011
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(162)	$(142)	$9	$(868)	$(134)	$(81)

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next six months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of August 31, 2012, no contracts originally designated for hedge accounting were de-designated or terminated.

(5)    Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of August 31, 2012 and February 29, 2012, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	August 31, 2012			February 29, 2012
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$3,406	$—	$3,406	$3,447	$—	$3,447
Available-for-sale
Cellstar	—	9	9	—	3	3
Bliss-tel	—	—	—	—	—	—
Held-to-maturity Investment	7,602	—	7,602	7,545	—	7,545
Total Marketable Securities	11,008	9	11,017	10,992	3	10,995
Other Long-Term Investment	2,375	—	2,375	2,107	—	2,107
Total Long-Term Investments	$13,383	$9	$13,392	$13,099	$3	$13,102

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. During Fiscal 2010, Fiscal 2011 and Fiscal 2012, the Company monitored the performance of its Bliss-tel investment and determined that its investment in the company was other than temporarily impaired based on factors, such as its market price (which has consistently remained below cost in excess of twelve months), Bliss-tel's continued losses, its deteriorating financial position, and conditions in the local and global economy, as well as the political environment in Thailand. During Fiscal 2010 and Fiscal 2011, the Company recorded other than temporary impairment losses of $1,000 and $1,600, respectively. During Fiscal 2012, Bliss-tel stopped trading on the Thai stock exchange and has remained suspended from trading through August 31, 2012. As a result of this suspension, and the continued presence of the factors discussed above, management estimated the value of the investment to be $0 at February 29, 2012 and recorded total impairment charges of $1,225 for the fiscal year ended February 29, 2012. As of August 31, 2012, the Company owns 36,250,000 shares in Bliss-tel. 22,500,000 warrants expired unexercised in July 2012. As all of the above factors remain present and the company remains suspended from trading, management's estimate of the value of this investment remains $0 at August 31, 2012.

Held-to-Maturity Investment

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,375 accounted for by the cost method. During the six months ended August 31, 2012, Voxx loaned an additional $250 in the company and as of August 31, 2012, the Company held approximately 16% of the outstanding shares of this company.

(6)    Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive losses consist of the following:

	August 31, 2012	February 29, 2012
Accumulated other comprehensive loss:
Foreign exchange losses	$(9,250)	$(4,059)
Unrealized losses on investments, net of tax	(15)	(21)
Derivatives designated in hedging relationship	207	107
Total accumulated other comprehensive loss	$(9,058)	$(3,973)

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended August 31,
	2012	2011
Non-cash investing activities:
Capital expenditures funded by mortgage notes	$7,810	$—
Cash paid during the period:
Interest (excluding bank charges)	$2,912	$1,793
Income taxes (net of refunds)	$4,833	$464

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 29, 2012.

The Company granted 246,250 options during May of 2011, which vested on February 29, 2012, expire two years from date of vesting (February 28, 2014), have an exercise price equal to $7.75, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 2.75 years and a grant date fair value of $3.08 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 22,500 warrants during May of 2011 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrant table below and considered exercisable at August 31, 2012.

As of August 31, 2012, all outstanding options were fully vested and the Company had no unrecognized compensation costs related to stock options.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at February 29, 2012	1,070,625	$6.72
Granted	—	—
Exercised	241,927	6.37
Forfeited/expired	—	—
Outstanding and exercisable at August 31, 2012	828,698	$6.81	1.00

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

The following table presents a summary of the Company's restricted stock activity for the six months ended August 31, 2012:

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 29, 2012	66,667	$7.60
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at August 31, 2012	66,667	$7.60

During the three and six months ended August 31, 2012, the Company recorded $64 and $127, respectively, in stock-based compensation related to restricted stock awards. As of August 31, 2012, there was $380 of unrecognized stock-based compensation expense related to unvested restricted stock awards. This expense is expected to be fully recognized by February 28, 2014.

(9)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $4,984 and $72 for the three months ended August 31, 2012 and 2011, respectively and $9,642 and $96 for the six months ended August 31, 2012 and 2011, respectively.

(10)    Goodwill and Intangible Assets

The change in goodwill is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

Balance at February 29, 2012	$87,366
Goodwill related to Hirschmann acquisition	70,974
Balance at August 31, 2012	$158,340

At August 31, 2012, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$59,490	$9,581	$49,909
Trademarks/Tradenames (3-12 years)	1,237	766	471
Patents (5-10 years)	9,238	1,401	7,837
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,337	219
Total finite-lived intangible assets	$72,921	$14,485	58,436
Indefinite-lived intangible assets
Trademarks			136,526
Total net intangible assets			$194,962

At February 29, 2012, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$50,113	$7,432	$42,681
Trademarks/Tradenames (3-12 years)	1,237	722	515
Patents (5-10 years)	2,942	1,005	1,937
License (5 years)	1,400	1,213	187
Contract (5 years)	1,556	1,292	264
Total finite-lived intangible assets	$57,248	$11,664	45,584
Indefinite-lived intangible assets
Trademarks			129,765
Total net intangible assets			$175,349

The Company recorded amortization expense of $1,432 and $996 for the three months ended August 31, 2012 and 2011, respectively, and $2,768 and $2,041 for the six months ended August 31, 2012 and 2011, respectively. The estimated aggregate amortization expense for the cumulative five years ending August 31, 2017 amounts to $26,644.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and six months ended August 31, 2012, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

(11)    Equity Investments

As of August 31, 2012 and February 29, 2012, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2012	February 29, 2012
Current assets	$32,434	$28,934
Non-current assets	5,028	5,068
Current liabilities	4,698	4,216
Members' equity	32,764	29,786
	Six Months Ended August 31,
	2012	2011
Net sales	$45,663	$38,969
Gross profit	12,917	11,440
Operating income	5,080	4,024
Net income	5,100	4,037

The Company's share of income from ASA was $1,193 and $890 for the three months ended August 31, 2012 and 2011, respectively and $2,550 and $2,019 for the six months ended August 31, 2012 and 2011, respectively.

(12)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2013 excluding discrete items is estimated to be 38.5% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended August 31, 2012 the Company recorded a provision for income taxes of $2,277, which consisted of U.S., state and local and foreign taxes, including discrete items related to the accrual of interest for uncertain tax positions under ASC 740 and a change in the tax rates.  For the three months ended August 31, 2011, the Company recorded a provision for income taxes of $2,484 which consisted of tax benefits related to discrete items including recently enacted state tax legislation impacting the recognition of certain tax positions under ASC 740 and the tax effects of certain foreign tax matters, offset by a tax provision related to U.S., state and local and foreign taxes.

In connection with the Hirschmann business combination, the Company recorded a net credit to deferred taxes of approximately $6,700 related to the basis difference between the financial reporting value and the tax value of Hirschmann's assets and liabilities.

(12)    Inventory

Inventories by major category are as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	August 31, 2012	February 29, 2012
Raw materials	$30,111	$18,495
Work in process	5,192	1,888
Finished goods	135,259	109,131
Inventory, net	$170,562	$129,514

(14)    Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Opening balance	$18,075	$18,295	$18,154	$11,981
Liabilities acquired during acquisition	—	—	—	7,149
Accruals	8,704	9,431	16,317	17,967
Payments and credits	(7,485)	(9,387)	(14,818)	(17,857)
Reversals for unearned sales incentives	(282)	(19)	(602)	(44)
Reversals for unclaimed sales incentives	(45)	(444)	(84)	(1,320)
Ending balance	$18,967	$17,876	$18,967	$17,876

(15)    Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. Liabilities for product warranties and product repair costs are included within accrued expenses and other current liabilities on the consolidated balance sheets.

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Opening balance	$10,445	$9,509	$8,795	$9,051
Liabilities acquired during acquisitions	—	—	1,799	1,480
Liabilities accrued for warranties issued during the period	2,718	3,446	5,085	4,608
Warranty claims paid during the period	(2,774)	(3,212)	(5,290)	(5,396)
Ending balance	$10,389	$9,743	$10,389	$9,743

(16)     Financing Arrangements

The Company has the following financing arrangements:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	August 31, 2012	February 29, 2012
Debt
Domestic bank obligations (a)	$161,135	$31,510
Foreign bank obligations (b)	1,275	1,818
Euro term loan agreement (c)	1,259	2,024
Other (d)	10,508	3,100
Total debt	174,177	38,452
Less: current portion of long-term debt	25,719	3,592
	$148,458	$34,860

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
As a result of the addition of the Credit Facility, the Company incurred debt financing costs of approximately $3.3 million which are recorded as deferred financing costs and are included in other assets and amortized through interest and bank charges over the term of the Credit Facility.
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
Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. As of August 31, 2012, the interest rate on the facility was 2.71%.

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
The Amended Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter, consisting of a Total Leverage Ratio and a Consolidated EBIT to Consolidated Interest Expense Ratio.

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items (including capital expenditures). As of August 31, 2012, the Company was in compliance with all debt covenants.

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

The Obligations under the Amended Facility are secured by a general lien on and security interest in the assets of certain entities of the Company, including accounts receivable, equipment, substantially all of the real estate, general intangibles and inventory provided that the assets of Hirschmann Car Communication GmbH and the foreign guarantors will only secure the Foreign Obligations. All Guarantors other than subsidiaries of Hirschmann Car Communication GmbH have jointly and severally guaranteed (or will jointly and severally guarantee) the obligations of any and all Credit Party Obligations, and each Foreign Guarantor will jointly and severally guarantee the obligations of Hirschmann Car Communications GmbH under the Credit Agreement (i.e., the Foreign Obligations).

On March 14, 2012, the Company borrowed approximately $148,000 under this amended credit facility as a result of its stock purchase agreement related to Hirschmann. As of August 31, 2012, approximately $161 million was outstanding under the line.
As a result of the amendment to the Credit Facility, the Company incurred additional debt financing costs of approximately $3.4 million which are recorded as deferred financing costs. The Company has accounted for the amendment as a modification of debt and has added these costs to the remaining financing costs related to the original Credit Facility. These deferred financing costs have been included in other assets on the accompanying consolidated balance sheet and are being amortized through interest and bank charges over the five year term of the Amended Facility. During the three and six months ended August 31, 2012, the Company amortized $303 and $605 of these costs, respectively, compared to $170 and $340 during the three and six months ended August 31, 2011, respectively.
(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement entered into in October 2000, totaling €16,000 and consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2013.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9% (2.18% at August 31, 2012), and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of August 31, 2012, the amount of accounts receivable available for factoring exceeded the amounts outstanding

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

under this obligation.

(c)          Euro Term Loan Agreement

On March 30, 2008, Audiovox Germany entered into a new €5,000 term loan agreement. This agreement is for a five year term with a financial institution and was used to repay the Audiovox Germany intercompany debt to VOXX International Corporation. Payments under the term loan are to be made in two semi-annual installments of €500 beginning on September 30, 2008 and ending on March 30, 2013. Interest accrues at a fixed rate of 4.82%. Any amount repaid cannot be reborrowed. The term loan is secured by a pledge of the stock of Audiovox Germany and the Magnat brand name, prohibits the distribution of dividends, and takes precedence to all other intercompany loans with VOXX International Corporation.

(d)          Other Debt

This amount includes an assumed liability in connection with the Company's Invision acquisition, which was repaid in the fourth quarter of Fiscal 2012, as well as a note payable on a facility acquired in connection with the Company's Klipsch acquisition and a mortgage note on a building purchased by the Company's Schwaiger subsidiary. Additionally, on April 20, 2012, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN for $10.9 million. The Company paid $3.1 million cash at closing, plus $106 in closing costs, and assumed the mortgage held by the seller, Woodview LLC, in the amount of $7.8 million. The mortgage is due in June 2013 and bears interest at 5.85%. Woodview LLC is a related party, as certain partners are executives of Klipsch.

On July 15, 2012, Hirschmann entered into an agreement for a €6,000 working capital line of credit with a financial institution. The agreement is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% and the line of credit is guaranteed by VOXX International Corporation. There was no outstanding balance on the line of credit at August 31, 2012.

(17)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Loss on foreign currency contracts related to Hirschmann acquisition	$—	$—	$(2,670)	$—
Net settlement charges related to patent lawsuit	—	—	(8,365)	—
Interest income	194	133	371	285
Rental income	280	128	473	268
Miscellaneous	(817)	(1,488)	192	(1,299)
Total other, net	$(343)	$(1,227)	$(9,999)	$(746)

Included in Miscellaneous for the six months ended August 31, 2012 is income related to a legal settlement received by Klipsch of approximately $800. Included in Miscellaneous for the three and six months ended August 31, 2011 were impairment charges of $(877) and $(1,177), respectively, related to the Company's Bliss-tel investment, offset by a contingent consideration adjustment of approximately $1,500.

(18)    Foreign Currency

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

Effective January 1, 2010, according to the guidelines in ASC 830, "Foreign Currency," Venezuela had been designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 and continues to account for operation in Venezuela under this method.

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

(19)     Lease Obligations

During 1996, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. This lease was restructured in December 2006 and expires on November 30, 2026.  The Company currently subleases the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $50 for a term of three years, terminating on October 31, 2012. In September 2012, the Company signed a new lease agreement with Airtyme Communications LLC to sublease the building beginning November 1, 2012 for monthly payments of $60 for a term of three years, terminating on October 15, 2015. The Company also leases another facility from its principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending August 31, 2017 are $6,341.

At August 31, 2012, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2013	$574	$6,766
2014	574	6,554
2015	574	3,095
2016	574	2,218
2017	617	1,099
Thereafter	6,947	879
Total minimum lease payments	9,860	$20,611
Less: minimum sublease income	100
Net	9,760
Less: amount representing interest	3,690
Present value of net minimum lease payments	6,070
Less: current installments included in accrued expenses and other current liabilities	157
Long-term capital obligation	$5,913

The Company leases certain facilities from its principal stockholder. At August 31, 2012, minimum annual rental payments on these related party leases, including the capital lease payments, which are included in the above table, are as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

2013	$1,343
2014	1,366
2015	1,390
2016	1,414
2017	828
Thereafter	6,152
Total	$12,493

(20)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2012	February 29, 2012	August 31, 2012	February 29, 2012	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,136,795	20,875,600	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	1,817,132	1,817,112	N/A	N/A	N/A

(21)    Contingencies

Contingencies

The Company is currently, and has in the past been a party to various routine legal proceedings incident to the ordinary course of business.  If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for.  The Company believes its outstanding litigation matters disclosed below will not have a material adverse effect on the Company's financial statements, individually or in the aggregate; however, due to the uncertain outcome of these matters, the Company disclosed these specific matters below:

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

The Company has been party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). During the third quarter of Fiscal 2012, the Company's claim for summary judgment was denied and the case was tried in the New York Supreme Court, Suffolk County. In December 2011, the Company received advisory judgment in the case, concluding that the Company owed MPEG penalties related to license agreement obligations arising from the manufacture and sale of its products. The Company recorded a charge of approximately $3.6 million in Fiscal 2012 and, based on the advisory jury's verdict, remitted payment of $2.6 million to MPEG in December 2011 in order to resolve this matter. On May 29, 2012, the Company received notice that the advisory judgment was overturned by the presiding Judge in the case. The Judge's ruling gave the Company and MPEG the option to (a) reach an agreement on the balance

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

still owed; (b) allow the Judge to determine the balance; or (c) proceed to another trial and have a new jury determine the balance owed. On June 29, 2012, the Company reached a settlement agreement with MPEG and agreed to pay an additional $10.5 million in final resolution of the matter. The payment is in addition to the funds paid in December 2011, bringing the total settlement to $13.1 million. As a result of this settlement, the Company recorded a charge of $9.5 million during the first quarter of Fiscal 2013. The charge has been recorded in "Other (Expense) Income" in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company continues seeking indemnification from its suppliers for royalty payments previously paid to them that it maintains they were responsible to remit to MPEG and plans to vigorously pursue its option under its indemnification agreements. The Company completed negotiations with one vendor for an amount of $1.1 million, which was recorded as an offset to the settlement expense as a recovery in "Other (Expense)Income" on the Consolidated Statement of Operations and Comprehensive Income (Loss), for a net charge of $8.4 million during the first quarter of Fiscal 2013. At this time, we cannot determine the success of any additional efforts, nor quantify a range of amounts. Management will continue to evaluate the developments associated with the negotiations with its suppliers.

(22)    New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance in ASC 820 "Fair Value Measurements and Disclosures" that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on March 1, 2010. The remaining disclosure requirements of this pronouncement were effective for the Company’s first quarter in Fiscal 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements. In May 2011, ASC 820 was further amended to clarify certain disclosure requirements and improve consistency with international financial reporting standards. This amendment is to be applied prospectively and was effective for the Company's first quarter of Fiscal 2013. The adoption has not had a material effect on the Company's financial statements.

In June 2011, the FASB issued authoritative guidance included in ASC 220 "Comprehensive Income" related to the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance did not have an impact on the Company's consolidated financial results and has been adopted by the Company beginning in the first quarter of Fiscal 2013.

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

(23)    Subsequent Events

Klipsch Settlement

During Fiscal 2012, Klipsch filed suit against twenty-three third parties for producing and reselling counterfeit Klipsch brand headphone products. Klipsch settled with one of the defendants in March 2012 for $800 and received payment during the first quarter of Fiscal 2013. This lawsuit is completed.

In August 2012, Klipsch filed a second lawsuit against 16 additional companies for selling counterfeit Klipsch headphones. In October, Klipsch reached settlements with two of the defendants for a total of $215. This settlement payment is expected

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

to be received in the third quarter of Fiscal 2013. The proceedings against the remaining fourteen defendants continues. No gain contingencies were recorded for the $215 settlement as of August 31, 2012.

Refer to Note 19 for discussion of the Company's new sublease agreement with Airtyme Communications LLC.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2012 compared to the three and six months ended August 31, 2011. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three and six months ended August 31, 2012 compared to the three and six months ended August 31, 2011 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources.” We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements.”

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are exclusive of discontinued operations and are in thousands, except share and per share data.

Business Overview

Effective December 1, 2011, Audiovox Corporation changed its name to VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company"). The Company believes that the name VOXX International would be a name that better represents the widely diversified interests of the Company, and the more than 30 global brands it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. Voxx is a leading international distributor in the accessory, mobile and consumer electronics industries. On March 14, 2012, the Company acquired Car Communication Holding GmbH and its worldwide subsidiaries, a recognized tier-1 supplier of communications and infotainment solutions, primarily to the automotive industry. We conduct our business through nineteen wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. (“Audiovox Mexico”), Technuity, Inc., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann") and Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Car Link®, Code-Alarm®, Energy®, Excalibur®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Prestige®, RCA®, Schwaiger®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

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

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended August 31, 2012. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income (loss), which present the results of our operations for the three and six months ended August 31, 2012 and 2011.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2012 and 2011.

Net Sales

	August 31,
	2012	2011	$ Change	% Change
Three Months Ended:
Electronics	$156,277	$126,694	$29,583	23.3%
Accessories	35,438	31,643	3,795	12.0
Total consolidated net sales	$191,715	$158,337	$33,378	21.1%
Six Months Ended:
Electronics	$309,105	$259,010	$50,095	19.3%
Accessories	76,646	64,652	11,994	18.6
Total consolidated net sales	$385,751	$323,662	$62,089	19.2%

Electronic sales represented 81.5% and 80.1% of the net sales for the three and six months ended August 31, 2012, respectively, compared to 80.0% in both of the prior year periods. For the three and six months ended August 31, 2012, approximately $39,580 and $76,192, respectively of the increase in sales from this product group was the result of our recent acquisition of Hirschmann.  In addition, the electronics group experienced increases in its OEM manufacturing lines in the three and six months ended August 31, 2012 due to the launch of new programs with Ford and Nissan in the second quarter of Fiscal 2013, as well as new mobile product offerings and sales of headphones by our Klipsch group. OEM increases were partially offset during the six months ended August 31, 2012 by decreases due to remote start sales, which were affected early in the fiscal year by a warmer winter, as well as by the conclusion of Ford's production program for headrest DVD systems in the first quarter of Fiscal 2013. Electronic sales increases were also offset during the three and six months ended August 31, 2012 by a decline in sales of consumer electronics products including camcorders, clock radios, digital players and digital voice recorders as a result of declines in demand and the exiting of certain products; a decline in satellite fulfillment sales; and a decline in our audio product line. The audio decline is partially offset by sales related to new product introductions, such as sales of slot machine speakers and mobile iPod and iPad interfaces.

Accessory sales represented 18.5% and 19.9% of our net sales for the three and six months ended August 31, 2012, respectively, compared to 20.0% in both of the prior year periods.  The increase in the accessories group was primarily related to sales of new wireless speaker products, increased sales of antennas as a result of the Summer Olympics as well as changes in consumer demand, increased sales of portable power lines due to the growing predominance of electronic devices in consumer homes, as well as improved sales in our international markets due primarily to the increase in digital receiver sales in Germany as a result of the shutdown of analog signals in the country during the first quarter of Fiscal 2013.

During the three and six months ended August 31, 2012, the release of unearned or unclaimed sales incentives was not material. We believe the reversal of earned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	August 31,
	2012	2011	$ Change	% Change
Three Months Ended:
Gross profit	$54,686	$43,862	$10,824	24.7%
Gross margin percentage	28.5%	27.7%
Six Months Ended:
Gross profit	$105,182	$87,550	$17,632	20.1%
Gross margin percentage	27.3%	27.0%

Gross margins, which increased by 80 and 30 basis points for the three and six months ended August 31, 2012, respectively, were positively impacted primarily by the increased sales in OEM related products, as well as sales as a result of the Hirschmann acquisition . These increases were partially offset by the unfavorable swings between hedged costs and related sales, as well as increased freight costs in Audiovox Germany; decreases in camcorder, digital player and digital voice recorder sales; and the shift of warehouse facilities in Asia.

Operating Expenses and Operating Loss

	August 31,
	2012	2011	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$11,507	$11,199	$308	2.8%
General and administrative	29,591	20,765	8,826	42.5
Engineering and technical support	6,693	4,007	2,686	67.0
Acquisition-related costs	55	239	(184)	(77.0)
Total operating expenses	$47,846	$36,210	$11,636	32.1%

Operating income	$6,840	$7,652	$(812)	(10.6)%

Six Months Ended:
Operating expenses:
Selling	$24,712	$23,103	$1,609	7.0%
General and administrative	54,816	43,418	11,398	26.3
Engineering and technical support	14,104	7,818	6,286	80.4
Acquisition-related costs	1,651	1,583	68	4.3
Total operating expenses	$95,283	$75,922	$19,361	25.5%

Operating income (loss)	$9,899	$11,628	$(1,729)	(14.9)%

Operating expenses increased $11,636 and $19,361 for the three and six months ended August 31, 2012, respectively, from $36,210 and $75,922 in the comparable prior year periods.  As a percentage of net sales, operating expenses increased to 25.0% and 24.7% as compared to 22.9% and 23.5% for the comparable prior year period. The increase in total operating expenses was due primarily to our recent acquisition of Hirschmann which accounted for $12,833 and $21,235 during the three and six months ended August 31, 2012, respectively.  These increases were partially offset by reductions in depreciation expense, headcount reductions in select groups, reductions of commissions and bonuses as a result of lower net sales, not considering Hirschmann, reduced occupancy costs due to the purchase of the Klipsch headquarters in Indianapolis, IN, which had previously been leased, as well as lower professional fees, not considering Hirschmann, during the three months ended August 31, 2012, as a result of the conclusion of the MPEG lawsuit in June 2012.

Other Income (Expense)

	August 31,
	2012	2011	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,693)	$(1,392)	$(301)	21.6%
Equity in income of equity investees	1,193	890	303	34.0
Other, net	(343)	(1,227)	884	72.0
Total other income	$(843)	$(1,729)	$886	51.2%

Six Months Ended:
Interest and bank charges	$(3,937)	$(2,875)	$(1,062)	36.9%
Equity in income of equity investees	2,550	2,019	531	26.3
Other, net	(9,999)	(746)	(9,253)	1,240.3
Total other income	$(11,386)	$(1,602)	$(9,784)	610.7%

Interest and bank charges represent expenses for bank obligations of VOXX International Corporation and Audiovox Germany, interest for capital leases and amortization of the debt discount on our credit facility. The increase in these expenses for the three and six months ended August 31, 2012 is primarily due to interest expense, fees and amortization of deferred financing costs related to the Amended Credit Facility entered into on March 14, 2012 primarily to fund our Hirschmann acquisition.

Other, net, during the three months ended August 31, 2012 primarily included net gains and losses due to foreign currency exchange and hedge accounting as compared to the three months ended August 31, 2011, which also included a contingent consideration adjustment of approximately $1,500, partially offset by an other than temporary impairment charge of $877 relating to our Bliss-tel investment.

Other, net, during the six months ended August 31, 2012 included charges in connection with a patent suit of approximately $8,400, and losses on forward exchange contracts of approximately $2,700 incurred in conjunction with the Hirschmann acquisition and settled during the first quarter of Fiscal 2013. These charges were partially offset by income recorded related to a favorable settlement received by Klipsch of approximately $800 during the first quarter of Fiscal 2013. Other, net, for the six months ended
August 31, 2011 included a contingent consideration adjustment of approximately $1,500, offset by an other than temporary impairment charge of $1,177 relating to the Bliss-tel investment.

Income Tax Benefit/Provision

The effective tax rate for the three and six months ended August 31, 2012 was a provision (benefit) for income taxes of 38.0% and (34.1)% compared to a provision for income taxes of 41.9% and 40.9% in the comparable prior periods.  The effective tax rate for the six-months ended August 31, 2012 is different than the statutory rate primarily due to state and local taxes, differences between the U.S. and foreign tax rates, Section 199 deductions and transaction costs associated with Hirschmann.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income (loss) and basic and diluted net income (loss) per common share.

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Net income (loss)	$3,720	$3,439	$(980)	$5,925
Net income (loss) per common share:
Basic	$0.16	$0.15	$(0.04)	$0.26
Diluted	$0.16	$0.15	$(0.04)	$0.25

Net income for the three months ended August 31, 2012 increased versus the prior year periods primarily as a result of the addition of our Hirschmann acquisition, as well as decreased tax provisions. Net income (loss) for the six months ended August 31, 2012 decreased versus the prior year period primarily as a result of expenses associated with the patent lawsuit and losses on forward exchange contracts, partially offset by a tax benefit versus a tax provision.

Adjusted EBITDA

Adjusted EBITDA and diluted adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income (loss), computed in accordance with GAAP, before interest expense, taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, litigation settlements and costs and foreign exchange gains or losses relating to our acquisitions. Depreciation, amortization, and stock-based compensation expense are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on adjusted EBITDA.

We present adjusted EBITDA and diluted adjusted EBITDA per common share in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and diluted adjusted EBITDA per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of costs relating to our acquisitions, restructuring and litigation settlements allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be appropriate measures for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA prepared in accordance with GAAP. Adjusted EBITDA and diluted adjusted EBITDA per common share are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income (Loss) to Adjusted EBITDA

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Net income (loss)	$3,720	$3,439	$(980)	$5,925
Adjustments:
Interest expense, net	1,693	1,392	3,937	2,875
Depreciation and amortization	5,365	2,515	8,149	5,056
Income tax expense (benefit)	2,277	2,484	(507)	4,101
EBITDA	13,055	9,830	10,599	17,957
Stock-based compensation	64	126	127	376
Net settlement charges related to MPEG suit	—	—	8,365	—
Klipsch settlement recovery	—	—	(800)	—
Asia restructuring charges	268	—	789	—
Acquisition related costs	55	239	1,651	1,583
Loss on foreign exchange as a result of Hirschmann acquisition	—	—	2,670	—
Adjusted EBITDA	$13,442	$10,195	$23,401	$19,916
Diluted earnings (loss) per common share	$0.16	$0.15	$(0.04)	$0.25
Diluted adjusted EBITDA per common share	$0.57	$0.44	$1.00	$0.86

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2012, we had working capital of $176,556 which includes cash and short-term investments of $17,710, compared with working capital of $182,985 at February 29, 2012, which included cash and short-term investments of $13,606. The increase in cash is primarily due to draws on our amended credit facility (a portion of which was used to fund the Hirschmann acquisition), a decrease in accounts receivable, as well as an increase in accounts payable, partially offset by payments on the outstanding line, the purchase and renovation of the Klipsch headquarters and an increase in inventory.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $7,099 for the six months ended August 31, 2012 principally due to decreased accounts receivables and an increase in accounts payable, partially offset by an increase in inventory.

•	The Company experienced increased accounts receivable turnover of 5.7 during the six months ended August 31, 2012 compared to 5.5 during the six months ended August 31, 2011.

•	Inventory turnover increased to 3.0 during the six months ended August 31, 2012 compared to 2.7 during the six months ended August 31, 2011.

Investing activities used cash of $(115,888) during the six months ended August 31, 2012, primarily due to the Hirschmann acquisition, as well as the purchase and renovation of the Klipsch headquarters facility and the Company's system upgrade.

Financing activities provided cash of $115,079 during the six months ended August 31, 2012, primarily from borrowings on bank obligations used to finance the Hirschmann acquisition, offset by repayments of those obligations.

On March 14, 2012, the Company amended and restated its revolving credit facility (the “Amended Facility”). The Amended Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a U.S. revolving credit facility of $80 million; a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros and the euro equivalent of $15 million available to domestic borrowers; and a five year term loan facility in the aggregate principal amount of $75 million. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans. $60 million of the U. S. revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the three month periods from September 1, 2012 through November 30, 2012 and from September 1, 2013 through November 30, 2013. Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann and the repayment of the former facility. As of August 31, 2012, the Company was in compliance with all debt covenants related to the Amended Facility. Further details regarding the facility are outlined in Note 15(a) of this report. At August 31, 2012, the Company had $0 outstanding in standby letters of credit. No commercial letters of credit were outstanding as of August 31, 2012.
Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2012, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,860	$574	$1,148	$1,191	$6,947
Operating leases (2)	20,611	6,766	9,649	3,317	879
Total contractual cash obligations	$30,471	$7,340	$10,797	$4,508	$7,826

Other Commitments
Bank obligations (3)	$162,410	$16,273	$—	$146,137	$—
Stand-by and commercial letters of credit (4)	991	991	—	—	—
Other (5)	15,421	9,446	4,454	860	661
Contingent earn-out payments (6)	5,847	3,226	2,621	—	—
Pension obligation (7)	5,133	129	369	431	4,204
Unconditional purchase obligations (8)	139,029	139,029	—	—	—
Total other commitments	$328,831	$169,094	$7,444	$147,428	$4,865
Total commitments	$359,302	$176,434	$18,241	$151,936	$12,691

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $157 and $133, respectively at August 31, 2012.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Audiovox Germany Euro asset-based lending facility at August 31, 2012.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts due under a call-put option with certain employees of Audiovox Germany; amounts outstanding under a loan agreement for Audiovox Germany; an assumed mortgage on a facility in connection with our Klipsch acquisition; and amounts outstanding under mortgages for facilities purchased at Schwaiger and Klipsch.

6.	Represents contingent payments in connection with the Thomson Audio/Video, Invision, and Klipsch acquisitions.

7.	Represents an employer defined benefit pension plan covering certain eligible Hirschmann employees.

8.
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled given that such obligations are subject to change based on negotiations with manufacturers.

9.
At August 31, 2012, the Company had unrecognized tax benefits of $2,912. A reasonable estimate of the timing related to these liabilities is not possible, therefore, such amounts are not reflected in this contractual obligation and commitments schedule.

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

Related Party Transactions

During 1996, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  The Company subleases the building to Personal Communication Devices, LLC (Formerly UTStarcom) for monthly payments of $50 for a term of three years, which expires October 31, 2012. In September 2012, the Company signed a new lease agreement with Airtyme Communications LLC to sublease the building beginning November 1, 2012 for monthly payments of $60 for a term of three years, terminating on October 31, 2015. We also lease another facility from our principal stockholder which expires on November 30, 2016.

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

Total lease payments required under all related party leases for the five-year period ending August 31, 2017 are $6,341.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements (see Note 22) to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations  primarily in Germany, Hungary, Canada,  Mexico, Denmark, the Netherlands, France and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended August 31, 2012, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $6.9 million and $0.1 million, respectively. For the six months ended August 31, 2012, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $14.2 million and $0.02 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2012 in order to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and six month period ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 21 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 13 of the Form 10-K for the fiscal year ended February 29, 2012 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 29, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and six months ended August 31, 2012.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Patricl M. Lavelle Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 10, 2012

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer