Form 10-Q
period 2012-11-30
VOXX International Corp
filed 2013-01-09
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 8, 2013
Class A Common Stock	21,261,045	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	November 30, 2012	February 29, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,193	$13,606
Accounts receivable, net	184,621	142,585
Inventory, net	170,252	129,514
Receivables from vendors	1,573	4,011
Prepaid expenses and other current assets	12,162	13,549
Income tax receivable	—	698
Deferred income taxes	5,192	3,149
Total current assets	391,993	307,112
Investment securities	13,566	13,102
Equity investments	16,958	14,893
Property, plant and equipment, net	65,871	31,779
Goodwill	158,340	87,366
Intangible assets, net	193,614	175,349
Deferred income taxes	806	796
Other assets	9,154	3,782
Total assets	$850,302	$634,179
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$67,359	$43,755
Accrued expenses and other current liabilities	57,963	52,679
Income taxes payable	3,014	5,432
Accrued sales incentives	21,907	18,154
Deferred income taxes	378	515
Current portion of long-term debt	25,633	3,592
Total current liabilities	176,254	124,127
Long-term debt	167,987	34,860
Capital lease obligation	5,849	5,196
Deferred compensation	4,687	3,196
Other tax liabilities	4,739	2,943
Deferred tax liabilities	41,858	34,220
Other long-term liabilities	13,732	7,840
Total liabilities	415,106	212,382
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	249	250
Paid-in capital	286,092	281,213
Retained earnings	174,898	162,676
Accumulated other comprehensive loss	(7,683)	(3,973)
Treasury stock	(18,360)	(18,369)
Total stockholders' equity	435,196	421,797
Total liabilities and stockholders' equity	$850,302	$634,179
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Net sales	$243,036	$206,803	$628,787	$530,465
Cost of sales	173,087	146,960	453,656	383,072
Gross profit	69,949	59,843	175,131	147,393
Operating expenses:
Selling	13,515	12,620	38,227	35,723
General and administrative	29,650	24,740	84,466	68,159
Engineering and technical support	6,938	4,021	21,042	11,839
Acquisition-related costs	56	25	1,707	1,607
Total operating expenses	50,159	41,406	145,442	117,328
Operating income	19,790	18,437	29,689	30,065
Other (expense) income:
Interest and bank charges	(2,286)	(1,371)	(6,223)	(4,246)
Equity in income of equity investees	1,180	1,236	3,730	3,255
Other, net	776	(3,308)	(9,223)	(4,054)
Total other (expense) income, net	(330)	(3,443)	(11,716)	(5,045)
Income before income taxes	19,460	14,994	17,973	25,020
Income tax expense	6,258	6,136	5,751	10,237
Net income	$13,202	$8,858	$12,222	$14,783
Other comprehensive income (loss):
Foreign currency translation adjustments	1,469	(2,408)	(3,723)	(1,696)
Derivatives designated for hedging	(93)	806	7	81
Reclassificaton adjustment of other-than-temporary impairment loss (gain) on available-for-sale investment into net income	—	(8)	—	1,177
Unrealized holding gain (loss) on available-for-sale investment securities arising during the period, net of tax	—	(3)	6	(14)
Other comprehensive income (loss), net of tax	1,376	(1,613)	(3,710)	(452)
Comprehensive income	$14,578	$7,245	$8,512	$14,331

Net income per common share (basic)	$0.56	$0.38	$0.52	$0.64
Net income per common share (diluted)	$0.56	$0.38	$0.52	$0.64
Weighted-average common shares outstanding (basic)	23,434,965	23,074,030	23,377,859	23,073,983
Weighted-average common shares outstanding (diluted)	23,536,140	23,074,030	23,593,040	23,203,504

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended November 30,
	2012	2011
Cash flows from operating activities:
Net income	$12,222	$14,783
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,173	7,936
Amortization of deferred financing costs	907	510
Bad debt expense	1,061	1,323
Equity in income of equity investees	(3,730)	(3,255)
Distribution of income from equity investees	1,665	1,288
Deferred income tax expense	114	2,257
Non-cash compensation adjustment	378	121
Non-cash stock based compensation expense	190	436
(Gain) loss on sale of property, plant and equipment	(16)	16
Impairment loss on marketable securities	—	1,225
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(18,508)	(29,850)
Inventory	(21,399)	(5,203)
Receivables from vendors	2,543	4,159
Prepaid expenses and other	1,527	2,143
Investment securities-trading	(131)	395
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	6,403	29,293
Income taxes payable	(1,796)	3,444
Net cash (used in) provided by operating activities	(6,397)	31,021
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,793)	(2,155)
Purchase of long-term investments	(261)	—
(Increase) decrease in notes receivable	(181)	175
Purchase of acquired business (net of cash acquired)	(105,560)	(167,271)
Net cash used in investing activities	(121,795)	(169,251)
Cash flows from financing activities:
Repayment of short-term debt	(98)	(660)
Principal payments on capital lease obligation	(242)	(66)
Repayment of bank obligations	(10,904)	(27,225)
Borrowings on bank obligations	147,397	89,702
Deferred financing costs	(3,445)	(3,283)
Proceeds from exercise of stock options	2,025	—
Net cash provided by financing activities	134,733	58,468
Effect of exchange rate changes on cash	(1,954)	(32)
Net increase (decrease) in cash and cash equivalents	4,587	(79,794)
Cash and cash equivalents at beginning of period	13,606	98,630
Cash and cash equivalents at end of period	$18,193	$18,836

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

We have determined that we operate in one reportable segment, the Electronics Group, based on review of ASC 280 “Segment Reporting.”

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

As the Hirschmann acquisition occurred on March 14, 2012, the consolidated financial statements presented for the three and nine months ended November 30, 2012 include the operations of Hirschmann beginning on the Closing Date.
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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

As of March 14, 2012
Cash	$6,769
Accounts receivable	22,892
Inventory	20,178
Prepaid expenses and other current assets	2,054
Property, plant and equipment	18,659
Goodwill	70,974
Intangible assets	22,433
Other assets	939
Total assets acquired	164,898
Accounts payable and accrued expenses	22,175
Income taxes payable	2,848
Deferred taxes, net	5,521
Bank obligations	11,430
Capital lease obligations	911
Other long-term liabilities	7,616
Net tangible and intangible assets acquired	$114,397

The preliminary amounts assigned to goodwill and intangible assets for the acquisition are as follows:

	March 14, 2012	Amortization Period (Years)
Goodwill (non-deductible)	$70,974	N/A
Tradenames (non-deductible)	6,761	Indefinite
Customer relationships	9,376	10
Patents	6,296	10
	$93,407

Acquisition related costs relating to this acquisition of $1,131, $56 and $1,707 were expensed as incurred during the latter half of the year ended February 29, 2012 and during the three and nine months ended November 30, 2012, respectively, and are included in acquisition-related costs for these respective periods in the consolidated statements of operations and comprehensive income.

Hirschmann has an employer financed defined benefit pension plan, which covers eligible Hirschmann regular full-time employees. The plan provides for retirement and disability benefits for participating employees, and are only granted if the participating employee is at least 25 years of age and has subsequently completed ten years of service. The retirement age as it pertains to the defined pension plan is 65. Benefits available under the pension plan are generally determined by years of service and the levels of compensation during those years. In October 1994, the benefits under Hirschmann's defined benefit pension plan were closed to new participants, and as of the Closing Date, pension benefits continue to accrue only for previously existing plan members still employed by Hirschmann. Based on actuarial data provided as of the Closing Date, the Hirschmann defined benefit pension plan was under-funded by approximately $5,300, which is included in Other long-term liabilities in the March 14, 2012 opening balance sheet. The under-funded status of the plan at November 30, 2012 is $5,294 and is included in other liabilities in the accompanying consolidated balance sheet.
Pro Forma Information
The following unaudited pro forma information illustrates the effect on net sales and net income for the nine months ended November 30, 2012 and November 30, 2011, assuming that the acquisition had taken place on March 1, 2011.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Nine Months Ended November 30,
	2012	2011
Net sales:
As reported	$628,787	$530,465
Pro forma	636,301	671,177
Net income:
As reported	$12,222	$14,783
Pro forma	16,276	18,589
Basic income per share:
As reported	$0.52	$0.64
Pro forma	0.70	0.81
Diluted income per share:
As reported	$0.52	$0.64
Pro forma	0.70	0.80
Average shares - basic	23,377,859	23,073,983
Average shares - diluted	23,593,040	23,203,504

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding	23,434,965	23,074,030	23,377,859	23,073,983
Effect of dilutive securities:
Stock options, warrants and restricted stock	101,175	—	215,181	129,521
Weighted-average common shares and potential common shares outstanding	23,536,140	23,074,030	23,593,040	23,203,504

Stock options and warrants totaling 268,650 and 1,142,500 for the three months ended November 30, 2012 and 2011, respectively, and 89,550 and 481,952 for the nine months ended November 30, 2012 and 2011, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at November 30, 2012:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$18,193	$18,193	$—
Derivatives
Designated for hedging	$62	$—	$62
Not designated	56	—	56
Total derivatives	$118	$—	$118
Long-term investment securities:
Trading securities	$3,577	$3,577	$—
Available-for-sale securities	9	9	—
Other investments at amortized cost (a)	9,980	—	—
Total long-term investment securities	$13,566	$3,586	$—

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Forward foreign currency contracts not designated under hedged transactions were valued at spot rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 14 months and are classified in the balance sheet according to their terms.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income and amounted to $(101) and $51 for the three and nine months ended November 30, 2012, respectively, and $77 and $(4) for the three and nine months ended November 30, 2011, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments and has held certain instruments not so designated. The following table discloses the fair value as of November 30, 2012 and February 29, 2012 for both types of derivative instruments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2012	February 29, 2012
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(84)	$(103)
	Prepaid expenses and other current assets	146	—

Derivatives not designated
Foreign currency contracts	Prepaid expenses and other current assets	56	1,581

Total derivatives		$118	$1,478

In March 2012, the Company settled two foreign currency contracts for derivatives not designated in a hedged transaction. In connection with the acquisition of Hirschmann on March 14, 2012, the Company acquired 36 foreign currency contracts which were unable to qualify for hedge accounting for the quarters ended May 31, August 31 and November 30, 2012. There were 9 contracts of this nature outstanding at November 30, 2012, with a current notional value of approximately $2,000. 9 and 27 of these contracts settled during the three and nine months ended November 30, 2012, respectively, for gains of $22 and $82, respectively. The change in fair value of the open contracts not designated for hedge accounting for the three and nine months ended November 30, 2012 was a gain of $21 and $76, respectively. There were no current contracts of this nature outstanding at November 30, 2011.
Cash flow hedges
During the third quarter of Fiscal 2013, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $26,500 and are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2012 and 2011 was as follows:

	For the three months ended			For the nine months ended
	November 30, 2012			November 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(11)	$(212)	$(101)	$418	$(226)	$51

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	For the three months ended			For the nine months ended
	November 30, 2011			November 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$720	$(52)	$77	$(149)	$(186)	$(4)

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next seventeen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of November 30, 2012, no contracts originally designated for hedge accounting were de-designated or terminated.

(5)    Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of November 30, 2012 and February 29, 2012, the Company had the following investments:

	November 30, 2012			February 29, 2012
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$3,577	$—	$3,577	$3,447	$—	$3,447
Available-for-sale
Cellstar	—	9	9	—	3	3
Bliss-tel	—	—	—	—	—	—
Held-to-maturity Investment	7,614	—	7,614	7,545	—	7,545
Total Marketable Securities	11,191	9	11,200	10,992	3	10,995
Other Long-Term Investment	2,366	—	2,366	2,107	—	2,107
Total Long-Term Investments	$13,557	$9	$13,566	$13,099	$3	$13,102

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. During Fiscal 2010, Fiscal 2011 and Fiscal 2012, the Company monitored the performance of its Bliss-tel investment and determined that its investment in the company was other than temporarily impaired based on factors, such as its market price (which has consistently remained below cost in excess of twelve months), Bliss-tel's continued losses, its deteriorating financial position, and conditions in the local and global economy, as well as the political environment in Thailand. During Fiscal 2010 and Fiscal 2011, the Company recorded other than temporary impairment losses of $1,000 and $1,600, respectively. During Fiscal 2012, Bliss-tel stopped trading on the Thai stock exchange and has remained suspended from trading through November 30, 2012. As a result of this suspension, and the continued presence of the factors discussed above, management estimated the value of the investment to be $0 at February 29, 2012 and recorded total impairment charges of $1,225 for the fiscal year ended February 29, 2012. As of November 30, 2012, the Company owns 36,250,000 shares in Bliss-tel. 22,500,000 warrants expired unexercised in July 2012. As all of the above factors remain present and the company remains suspended from trading, management's estimate of the value of this investment remains $0 at November 30, 2012.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,366 accounted for by the cost method. During the nine months ended November 30, 2012, Voxx loaned an additional $250 in the company and as of November 30, 2012, the Company held approximately 16% of the outstanding shares of this company.

(6)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

	November 30, 2012	February 29, 2012
Accumulated other comprehensive loss:
Foreign exchange losses	$(7,782)	$(4,059)
Unrealized losses on investments, net of tax	(15)	(21)
Derivatives designated in hedging relationship	114	107
Total accumulated other comprehensive loss	$(7,683)	$(3,973)

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Nine Months Ended November 30,
	2012	2011
Non-cash investing activities:
Capital expenditures funded by assumption of mortgage notes	$7,810	$—
Cash paid during the period:
Interest (excluding bank charges)	$4,672	$2,633
Income taxes (net of refunds)	$4,184	$899

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

In addition, the Company issued 22,500 warrants during May of 2011 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrant table below and considered exercisable at November 30, 2012.

As of November 30, 2012, all outstanding options were fully vested and the Company had no unrecognized compensation costs related to stock options.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable at February 29, 2012	1,070,625	$6.72
Granted	—	—
Exercised	365,177	6.37
Forfeited/expired	26,250	6.37
Outstanding and exercisable at November 30, 2012	679,198	$6.92	0.80

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

The following table presents a summary of the Company's restricted stock activity for the nine months ended November 30, 2012:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 29, 2012	66,667	$7.60
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at November 30, 2012	66,667	$7.60

During the three and nine months ended November 30, 2012, the Company recorded $63 and $190, respectively, in stock-based compensation related to restricted stock awards. As of November 30, 2012, there was $317 of unrecognized stock-based compensation expense related to unvested restricted stock awards. This expense is expected to be fully recognized by February 28, 2014.

(9)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $3,894 and $157 for the three months ended November 30, 2012 and 2011, respectively and $12,821 and $253 for the nine months ended November 30, 2012 and 2011, respectively, and are included within engineering and technical support expenses on the Consolidated Statements of Operations and Comprehensive Income.

(10)    Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 29, 2012	$87,366
Goodwill related to Hirschmann acquisition	70,974
Balance at November 30, 2012	$158,340

At November 30, 2012, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$59,490	$10,674	$48,816
Trademarks/Tradenames (3-12 years)	1,237	788	449
Patents (5-10 years)	9,238	1,611	7,627
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,360	196
Total finite-lived intangible assets	$72,921	$15,833	57,088
Indefinite-lived intangible assets
Trademarks			136,526
Total net intangible assets			$193,614

At February 29, 2012, intangible assets consisted of the following:

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

The Company recorded amortization expense of $1,331 and $1,018 for the three months ended November 30, 2012 and 2011, respectively, and $4,099 and $3,059 for the nine months ended November 30, 2012 and 2011, respectively. The estimated aggregate amortization expense for the cumulative five years ending August 31, 2017 amounts to $26,607.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and nine months ended November 30, 2012, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(11)    Equity Investments

As of November 30, 2012 and February 29, 2012, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC  (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2012	February 29, 2012
Current assets	$34,617	$28,934
Non-current assets	4,764	5,068
Current liabilities	5,465	4,216
Members' equity	33,916	29,786
	Nine Months Ended November 30,
	2012	2011
Net sales	$67,066	$55,817
Gross profit	19,343	16,686
Operating income	7,434	6,487
Net income	7,460	6,509

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

The Company's share of income from ASA was $1,180 and $1,236 for the three months ended November 30, 2012 and 2011, respectively and $3,730 and $3,255 for the nine months ended November 30, 2012 and 2011, respectively.

(12)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2013 excluding discrete items is estimated to be 38.68% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended November 30, 2012 the Company recorded a provision for income taxes of $6,258, which consisted of U.S., state and local and foreign taxes, including discrete items related to the accrual of interest for uncertain tax positions under ASC 740 and a change in the tax rates.  For the three months ended November 30, 2011, the Company recorded a provision for income taxes of $6,136 which consisted of tax benefits related to discrete items including recently enacted state tax legislation impacting the recognition of certain tax positions under ASC 740 and the tax effects of certain foreign tax matters, offset by a tax provision related to U.S., state and local and foreign taxes.

In connection with the Hirschmann business combination, the Company recorded a net credit to deferred taxes of approximately $6,700 related to the basis difference between the financial reporting value and the tax value of Hirschmann's assets and liabilities.

The effective tax rate for the three and nine months ended November 30, 2012 was a provision for income taxes of 32.2% and 32.0% compared to a provision for income taxes of 40.9% in both of the comparable prior periods.  The effective tax rate for the nine months ended November 30, 2012 is different than the statutory rate primarily due to state and local taxes, differences between the U.S. and foreign tax rates, Section 199 deductions and transaction costs associated with Hirschmann.

(13)    Inventory

Inventories by major category are as follows:

	November 30, 2012	February 29, 2012
Raw materials	$34,784	$18,495
Work in process	4,936	1,888
Finished goods	130,532	109,131
Inventory, net	$170,252	$129,514

(14)    Accrued Sales Incentives

A summary of the activity with respect to sales incentives is provided below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Opening balance	$18,967	$17,876	$18,154	$11,981
Liabilities acquired during acquisition	—	—	—	7,149
Accruals	11,253	12,556	27,570	30,554
Payments and credits	(8,297)	(8,465)	(23,115)	(26,353)
Reversals for unearned sales incentives	—	(405)	(602)	(449)
Reversals for unclaimed sales incentives	(16)	(336)	(100)	(1,656)
Ending balance	$21,907	$21,226	$21,907	$21,226

(15)    Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. Liabilities for product warranties and product repair costs are included within accrued expenses and other current liabilities on the consolidated balance sheets.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Opening balance	$10,389	$9,743	$8,795	$9,051
Liabilities acquired during acquisitions	—	—	1,799	1,480
Liabilities accrued for warranties issued during the period	4,249	3,097	7,535	7,706
Warranty claims paid during the period	(3,083)	(2,879)	(6,574)	(8,276)
Ending balance	$11,555	$9,961	$11,555	$9,961

(16)     Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2012	February 29, 2012
Debt
Domestic bank obligations (a)	$180,685	$31,510
Foreign bank obligations (b)	1,856	1,818
Euro term loan agreement (c)	653	2,024
Other (d)	10,426	3,100
Total debt	193,620	38,452
Less: current portion of long-term debt	25,633	3,592
	$167,987	$34,860

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
$60 million of the U. S. revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the periods from September 1, 2012 through January 31, 2013 and from September 1, 2013 through November 30, 2013.
Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. As of November 30, 2012, the interest rate on the facility was 2.61%.
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

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items (including capital expenditures). As of November 30, 2012, the Company was in compliance with all debt covenants.

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

On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann. As of November 30, 2012, approximately $181 million was outstanding under the line.
As a result of the amendment to the Credit Facility, the Company incurred additional debt financing costs of approximately $3.4 million which are recorded as deferred financing costs. The Company has accounted for the amendment as a modification of debt and has added these costs to the remaining financing costs related to the original Credit Facility. These deferred financing costs have been included in other assets on the accompanying consolidated balance sheet and are being amortized through interest and bank charges over the five year term of the Amended Facility. During the three and nine months ended November 30, 2012, the Company amortized $302 and $907 of these costs, respectively, compared to $170 and $510 during the three and nine months ended November 30, 2011, respectively.
(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement entered into in October 2000, totaling €16,000 and consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2013.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9% (2.09% at November 30, 2012), and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2012, the amount of accounts receivable available for factoring exceeded the amounts outstanding under this obligation.

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

On July 15, 2012, Hirschmann entered into an agreement for a €6,000 working capital line of credit with a financial institution. The agreement is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (2.19% at November 30, 2012) and the line of credit is guaranteed by VOXX International Corporation. There was no outstanding balance on the line of credit at November 30, 2012.

(17)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Loss on foreign currency contracts related to Hirschmann acquisition	$—	$—	$(2,670)	$—
Net settlement charges related to patent lawsuit	—	(2,596)	(8,365)	(2,596)
Interest income	156	277	527	562
Rental income	320	130	793	398
Miscellaneous	300	(1,119)	492	(2,418)
Total other, net	$776	$(3,308)	$(9,223)	$(4,054)

Included in Miscellaneous for the three and nine months ended November 30, 2012 is income related to a legal settlement received by Klipsch of $215 and $1,015, respectively. Included in Miscellaneous for the three and nine months ended November 30, 2011 were impairment charges of $48 and $1,177, respectively, related to the Company's Bliss-tel investment as well as contingent consideration adjustments of approximately $500 and $2,000, respectively, related to a previous acquisition.

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

(19)     Lease Obligations

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

During 1996, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. This lease was restructured in December 2006 and expires on November 30, 2026.  The Company currently subleases the building to Airtyme Communications LLC for monthly payments of $60 for a term of three years, terminating on October 15, 2015. The Company also leases another facility from its principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending November 30, 2017 are $6,167.

At November 30, 2012, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2013	$574	$5,330
2014	574	8,069
2015	574	3,222
2016	574	2,136
2017	1,404	886
Thereafter	5,995	880
Total minimum lease payments	9,695	$20,523
Less: minimum sublease income	2,150
Net	7,545
Less: amount representing interest	1,535
Present value of net minimum lease payments	6,010
Less: current installments included in accrued expenses and other current liabilities	161
Long-term capital obligation	$5,849

The Company leases certain facilities from its principal stockholder. At November 30, 2012, minimum annual rental payments on these related party leases, including the capital lease payments, which are included in the above table, are as follows:

2013	$1,348
2014	1,372
2015	1,396
2016	1,420
2017	631
Thereafter	5,995
Total	$12,162

(20)     Capital Structure

The Company's capital structure is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Dollars in thousands, except share and per share data)

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2012	February 29, 2012	November 30, 2012	February 29, 2012	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,214,195	20,875,600	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	1,816,132	1,817,112	N/A	N/A	N/A

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

The Company has been party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). During the third quarter of Fiscal 2012, the Company's claim for summary judgment was denied and the case was tried in the New York Supreme Court, Suffolk County. In December 2011, the Company received advisory judgment in the case, concluding that the Company owed MPEG penalties related to license agreement obligations arising from the manufacture and sale of its products. The Company recorded a charge of approximately $3.6 million in Fiscal 2012 and, based on the advisory jury's verdict, remitted payment of $2.6 million to MPEG in December 2011 in order to resolve this matter. On May 29, 2012, the Company received notice that the advisory judgment was overturned by the presiding Judge in the case. The Judge's ruling gave the Company and MPEG the option to (a) reach an agreement on the balance still owed; (b) allow the Judge to determine the balance; or (c) proceed to another trial and have a new jury determine the balance owed. On June 29, 2012, the Company reached a settlement agreement with MPEG and agreed to pay an additional $10.5 million in final resolution of the matter. The payment is in addition to the funds paid in December 2011, bringing the total settlement to $13.1 million. As a result of this settlement, the Company recorded a charge of $9.5 million during the first quarter of Fiscal 2013. The charge has been recorded in "Other (Expense) Income" in the Consolidated Statement of Operations and Comprehensive Income. The Company continues seeking indemnification from its suppliers for royalty payments previously paid to them that it maintains they were responsible to remit to MPEG and plans to vigorously pursue its option under its indemnification agreements. The Company completed negotiations with one vendor for an amount of $1.1 million, which was recorded as an offset to the settlement expense as a recovery in "Other (Expense)Income" on the Consolidated Statement of Operations and Comprehensive Income, for a net charge of $8.4 million during the first quarter of Fiscal 2013. At this time, we cannot determine the success of any additional efforts, nor quantify a range of amounts. Management will continue to evaluate the developments associated with the negotiations with its suppliers.

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

(23)    Subsequent Events

Klipsch Settlement

During Fiscal 2012, Klipsch filed suit against twenty-three third parties for producing and reselling counterfeit Klipsch brand headphone products. Klipsch settled with one of the defendants in March 2012 for $800 and received payment during the first quarter of Fiscal 2013 and is recorded within Other, net on the Consolidated Statement of Operations and Comprehensive Income. This lawsuit is completed. During the second quarter of Fiscal 2013, Klipsch filed a second lawsuit against 16 additional companies for selling counterfeit Klipsch headphones. Klipsch reached settlements with two of the defendants in October 2012 and two other defendants in December 2012 for a total of $215 and $135, respectively. Payment of the $215 was received during the third quarter of Fiscal 2013 and is recorded within Other, net on the Consolidated Statement of Operations and Comprehensive Income. The remaining $135 was received in January 2013. The proceedings against the remaining twelve defendants continues.

Grant of Options and Warrants

In December of 2012, the Company granted 256,250 options and 17,500 warrants, which vest on July 2, 2013, expire 2 years from date of vesting and have an exercise price of $6.79, $0.25 above the sales price of the Company's stock on the day before the date of grant.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2012 compared to the three and nine months ended November 30, 2011. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three and nine months ended November 30, 2012 compared to the three and nine months ended November 30, 2011 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources.” We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements.”

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are in thousands, except share and per share data.

Business Overview

Effective December 1, 2011, Audiovox Corporation changed its name to VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company"). The Company believes that the name VOXX International would be a name that better represents the widely diversified interests of the Company, and the more than 30 global brands it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. Voxx is a leading international distributor in the accessory, mobile and consumer electronics industries. On March 14, 2012, the Company acquired Car Communication Holding GmbH and its worldwide subsidiaries, a recognized tier-1 supplier of communications and infotainment solutions, primarily to the automotive industry. We conduct our business through nineteen wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. (“Audiovox Mexico”), Technuity, Inc., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Car Link®, Code-Alarm®, Energy®, Excalibur®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Prestige®, RCA®, Schwaiger®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers and presently have one reportable segment (the "Electronics Group"), which is organized by product category.

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

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended November 30, 2012. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income, which present the results of our operations for the three and nine months ended November 30, 2012 and 2011.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2012 and 2011.

Net Sales

	November 30,
	2012	2011	$ Change	% Change
Three Months Ended:
Electronics	$201,477	$165,947	$35,530	21.4%
Accessories	41,559	40,856	703	1.7
Total consolidated net sales	$243,036	$206,803	$36,233	17.5%
Nine Months Ended:
Electronics	$510,581	$424,957	$85,624	20.1%
Accessories	118,206	105,508	12,698	12.0
Total consolidated net sales	$628,787	$530,465	$98,322	18.5%

Electronic sales represented 82.9% and 81.2% of the net sales for the three and nine months ended November 30, 2012, respectively, compared to 80.2% and 80.1% in the respective prior year periods. For the three and nine months ended November 30, 2012, approximately $39,465 and $115,658, respectively of the increase in sales from this product group was the result of our recent acquisition of Hirschmann.  In addition, the electronics group experienced increases in its OEM manufacturing lines in the three and nine months ended November 30, 2012 due to the launch of new programs with Ford and Nissan in the second quarter of Fiscal 2013, increased sales of on-ear and in-ear headphones and soundbars, as well as new product offerings, such as the Tagg™ GPS pet tracker. OEM increases were partially offset during the nine months ended November 30, 2012 by decreases due to remote start sales, which were affected early in the fiscal year by a warmer winter, as well as by the conclusion of Ford's production program for headrest DVD systems in the first quarter of Fiscal 2013. Electronic sales increases were also offset during the three and nine months ended November 30, 2012 by a decline in sales of consumer electronics products including camcorders and digital players as a result of declines in demand and the exiting of certain products; a decline in satellite fulfillment sales; slower car speaker sales in Europe; and a decline in our audio product line. The audio decline is partially offset by sales related to new product introductions, such as sales of slot machine speakers and mobile iPod and iPad interfaces.

Accessory sales represented 17.1% and 18.8% of our net sales for the three and nine months ended November 30, 2012, respectively, compared to 19.8% and 19.9% in the respective prior year periods.  The increase in the accessories group was primarily related to sales of new wireless speaker products, increased sales of antennas as a result of the Summer Olympics as well as changes in consumer demand and increased sales of portable power lines and power supply systems due to the growing predominance of electronic devices in consumer homes. These increases were partially offset by a decrease in sales in our international markets due primarily to the effect of European market conditions during the fiscal year, which continued to slow down.

During the three and nine months ended November 30, 2012, the release of unearned or unclaimed sales incentives was not material. We believe the reversal of earned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit

	November 30,
	2012	2011	$ Change	% Change
Three Months Ended:
Gross profit	$69,949	$59,843	$10,106	16.9%
Gross margin percentage	28.8%	28.9%
Nine Months Ended:
Gross profit	$175,131	$147,393	$27,738	18.8%
Gross margin percentage	27.9%	27.8%

Gross margins for the three months ended November 30, 2012 decreased by 10 basis points primarily as a result of unfavorable swings between hedged costs and related sales, as well as decreased sales of higher margin car speakers at Audiovox Germany, offset by sales as a result of the Hirschmann acquisition, and the exiting of certain lower margin products and promotion of higher margin products within consumer accessories, such as wireless bluetooth speakers and on-ear and in-ear headphones and soundbars. Gross margins for the nine months ended November 30, 2012 increased by 10 basis points primarily due to increased sales in OEM related products, increased sales in higher margin consumer products, such as bluetooth speakers and on-ear and in-ear headphones and soundbars, as well as sales as a result of the Hirschmann acquisition. These increases were partially offset by the unfavorable swings between hedged costs and related sales, as well as increased freight costs, decreases in sales of higher margin car speakers at Audiovox Germany and the cost of shifting warehouse facilities in Asia.

Operating Expenses and Operating Loss

	November 30,
	2012	2011	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$13,515	$12,620	$895	7.1%
General and administrative	29,650	24,740	4,910	19.8
Engineering and technical support	6,938	4,021	2,917	72.5
Acquisition-related costs	56	25	31	124.0
Total operating expenses	$50,159	$41,406	$8,753	21.1%

Operating income	$19,790	$18,437	$1,353	7.3%

Nine Months Ended:
Operating expenses:
Selling	$38,227	$35,723	$2,504	7.0%
General and administrative	84,466	68,159	16,307	23.9
Engineering and technical support	21,042	11,839	9,203	77.7
Acquisition-related costs	1,707	1,607	100	6.2
Total operating expenses	$145,442	$117,328	$28,114	24.0%

Operating income (loss)	$29,689	$30,065	$(376)	(1.3)%

Operating expenses increased $8,753 and $28,114 for the three and nine months ended November 30, 2012, respectively, from $41,406 and $117,328 in the comparable prior year periods.  As a percentage of net sales, operating expenses increased to 20.6% and 23.1% as compared to 20.0% and 22.1% for the comparable prior year period. The increase in total operating expenses was due primarily to our recent acquisition of Hirschmann which accounted for $10,872 and $32,106 during the three and nine months ended November 30, 2012, respectively, as well as increases in advertising expense Company-wide of approximately $200 and $900 for the three and nine months ended November 30, 2012, respectively, not including Hirschmann.  Not taking into account the acquisition of Hirschmann, the increases in operating expenses were partially offset by reductions in depreciation expense, headcount reductions in select groups, reductions of commissions as a result of lower net sales, reduced occupancy costs due to the purchase of the Klipsch headquarters in Indianapolis, IN, which had previously been leased, as well as lower professional fees, as a result of the conclusion of the MPEG lawsuit in June 2012.

Other Income (Expense)

	November 30,
	2012	2011	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(2,286)	$(1,371)	$(915)	66.7%
Equity in income of equity investees	1,180	1,236	(56)	(4.5)
Other, net	776	(3,308)	4,084	123.5
Total other (expense) income	$(330)	$(3,443)	$3,113	90.4%

Nine Months Ended:
Interest and bank charges	$(6,223)	$(4,246)	$(1,977)	46.6%
Equity in income of equity investees	3,730	3,255	475	14.6
Other, net	(9,223)	(4,054)	(5,169)	127.5
Total other (expense) income	$(11,716)	$(5,045)	$(6,671)	132.2%

Interest and bank charges represent expenses for bank obligations of VOXX International Corporation and Audiovox Germany, interest for capital leases and amortization of the debt discount on our credit facility. The increase in these expenses for the three and nine months ended November 30, 2012 is primarily due to interest expense, fees and amortization of deferred financing costs related to the Amended Credit Facility entered into on March 14, 2012 primarily to fund our Hirschmann acquisition.

Other, net, during the three months ended November 30, 2012 primarily included net gains and losses due to foreign currency exchange and hedge accounting, and income of approximately $200 related to a favorable legal settlement received by Klipsch, as compared to the three months ended November 30, 2011, which included a charge in connection to a patent lawsuit of approximately $2,600, as well as a contingent consideration adjustment of approximately $500.

Other, net, during the nine months ended November 30, 2012 included charges in connection with a patent suit of approximately $8,400, and losses on forward exchange contracts of approximately $2,700 incurred in conjunction with the Hirschmann acquisition and settled during the first quarter of Fiscal 2013. These charges were partially offset by income recorded related to favorable legal settlements received by Klipsch of approximately $1,000 during the first and third quarters of Fiscal 2013. Other, net, for the nine months ended November 30, 2011 included an other than temporary impairment charge of approximately $1,200 relating to the Bliss-tel investment, as well as a charge of approximately $2,600 related to a patent lawsuit and a contingent consideration adjustment of approximately $1,500.

Income Tax Benefit/Provision

The effective tax rate for the three and nine months ended November 30, 2012 was a provision for income taxes of 32.2% and 32.0% compared to a provision for income taxes of 40.9% in both of the comparable prior periods.  The effective tax rate for the nine months ended November 30, 2012 is different than the statutory rate primarily due to state and local taxes, differences between the U.S. and foreign tax rates, Section 199 deductions and transaction costs associated with Hirschmann.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Net income	$13,202	$8,858	$12,222	$14,783
Net income per common share:
Basic	$0.56	$0.38	$0.52	$0.64
Diluted	$0.56	$0.38	$0.52	$0.64

Net income for the three months ended November 30, 2012 increased versus the prior year period as a result of the addition of our Hirschmann acquisition, as well as due to charges related to a patent lawsuit that were incurred during the third quarter of Fiscal 2012. Net income for the nine months ended November 30, 2012 decreased versus the prior year period primarily as a result of additional expenses associated with the patent lawsuit incurred during the first quarter of Fiscal 2013, as well as losses on forward exchange contracts and a decrease in sales in the European markets, partially offset by decreased tax provisions, the addition of our Hirschmann acquisition and an increase in sales in domestic markets.

Adjusted EBITDA

Adjusted EBITDA and diluted adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest and bank charges, taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, litigation settlements and costs and foreign exchange gains or losses relating to our acquisitions. Depreciation, amortization, and stock-based compensation expense are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on adjusted EBITDA.

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

Reconciliation of GAAP Net Income to Adjusted EBITDA

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Net income	$13,202	$8,858	$12,222	$14,783
Adjustments:
Interest expense and bank charges	2,286	1,371	6,223	4,246
Depreciation and amortization	4,024	2,880	12,173	7,936
Income tax expense	6,258	6,136	5,751	10,237
EBITDA	25,770	19,245	36,369	37,202
Stock-based compensation	63	353	190	728
Net settlement charges related to MPEG suit	—	2,596	8,365	2,596
Klipsch settlement recovery	(215)	—	(1,015)	—
Asia restructuring charges	—	—	789	—
Acquisition related costs	56	25	1,707	1,607
Loss on foreign exchange as a result of Hirschmann acquisition	—	—	2,670	—
Adjusted EBITDA	$25,674	$22,219	$49,075	$42,133
Diluted earnings per common share	$0.56	$0.38	$0.52	$0.64
Diluted adjusted EBITDA per common share	$1.09	$0.96	$2.08	$1.82

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2012, we had working capital of $215,739 which includes cash and short-term investments of $18,193, compared with working capital of $182,985 at February 29, 2012, which included cash and short-term investments of $13,606. The increase in cash is primarily due to draws on our amended credit facility (a portion of which was used to fund the Hirschmann acquisition) and an increase in accounts payable, partially offset by payments on the outstanding line, the purchase and renovation of the Klipsch headquarters, an increase in inventory and an increase in accounts receivable.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities used cash of $6,397 for the nine months ended November 30, 2012 principally due to increased accounts receivables and inventory, partially offset by an increase in accounts payable.

•	The Company experienced increased accounts receivable turnover of 4.5 during the nine months ended November 30, 2012 compared to 4.3 during the nine months ended November 30, 2011.

•	Inventory turnover increased to 3.2 during the nine months ended November 30, 2012 compared to 3.1 during the nine months ended November 30, 2011.

Investing activities used cash of $121,795 during the nine months ended November 30, 2012, primarily due to the Hirschmann acquisition, as well as the purchase and renovation of the Klipsch headquarters facility and the Company's system upgrade.

Financing activities provided cash of $134,733 during the nine months ended November 30, 2012, primarily from borrowings on bank obligations used to finance the Hirschmann acquisition, offset by repayments of those obligations.

On March 14, 2012, the Company amended and restated its revolving credit facility (the “Amended Facility”). The Amended Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a U.S. revolving credit facility of $80 million; a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros and the euro equivalent of $15 million available to domestic borrowers; and a five year term loan facility in the aggregate principal amount of $75 million. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans. $60 million of the U. S. revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the three month periods from September 1, 2012 through November 30, 2012 and from September 1, 2013 through November 30, 2013. Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate

Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann and the repayment of the former facility. As of November 30, 2012, the Company was in compliance with all debt covenants related to the Amended Facility. Further details regarding the facility are outlined in Note 15(a) of this report. At November 30, 2012, the Company had $717 outstanding in standby letters of credit. No commercial letters of credit were outstanding as of November 30, 2012.
Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2012, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,695	$574	$1,148	$1,978	$5,995
Operating leases (2)	20,523	5,330	11,291	3,022	880
Total contractual cash obligations	$30,218	$5,904	$12,439	$5,000	$6,875

Other Commitments
Bank obligations (3)	$182,541	$16,856	$—	$165,685	$—
Stand-by and commercial letters of credit (4)	732	732	—	—	—
Other (5)	15,518	8,778	4,987	857	896
Contingent earn-out payments (6)	5,656	3,389	2,267	—	—
Pension obligation (7)	6,756	133	1,843	445	4,335
Unconditional purchase obligations (8)	107,752	107,752	—	—	—
Total other commitments	$318,955	$137,640	$9,097	$166,987	$5,231
Total commitments	$349,173	$143,544	$21,536	$171,987	$12,106

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $161 and $5,849, respectively at November 30, 2012.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Audiovox Germany Euro asset-based lending facility at November 30, 2012.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts due under a call-put option with certain employees of Audiovox Germany; amounts outstanding under a loan agreement for Audiovox Germany; an assumed mortgage on a facility in connection with our Klipsch acquisition; and amounts outstanding under mortgages for facilities purchased at Schwaiger and Klipsch.

6.	Represents contingent payments in connection with the Thomson Audio/Video, Invision, and Klipsch acquisitions.

7.	Represents the liability for an employer defined benefit pension plan covering certain eligible Hirschmann employees, as well as a retirement incentive accrual for certain Hirschmann employees.

8.
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled given that such obligations are subject to change based on negotiations with manufacturers.

9.
At November 30, 2012, the Company had unrecognized tax benefits of $4,655. A reasonable estimate of the timing related to these liabilities is not possible, therefore, such amounts are not reflected in this contractual obligation and commitments schedule.

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

Management is in the process of determining the final purchase price. Details of the preliminary tangible and intangible assets acquired are outlined in Note 2 of the consolidated financial statements herein.

Related Party Transactions

During 1996, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  The Company subleases the building to Airtyme Communications LLC for monthly payments of $60 for a term of three years, which expires October 15, 2015. We also lease another facility from our principal stockholder which expires on November 30, 2016.

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

Total lease payments required under all related party leases for the five-year period ending August 31, 2017 are $6,167.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 22 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations  primarily in Germany, Hungary, Canada,  Mexico, Denmark, the Netherlands, France and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended November 30, 2012, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $14.4 million and $0.3 million, respectively. For the nine months ended November 30, 2012, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $22.3 million and $0.03 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The only significant change in our market risk sensitive instruments since February 29, 2012, is the addition of our Hirschmann acquisition whose results are noted in the above sales and net income amounts. The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented 1.2% and 1.7% of quarterly and year to date sales, respectively. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds. See Note 4 to the consolidated financial statements included herein.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2012 in order to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and six month period ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and nine months ended November 30, 2012.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 9, 2013

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer