Form 10-Q
period 2013-05-31
VOXX International Corp
filed 2013-07-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 9, 2013
Class A Common Stock	21,764,479	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	May 31, 2013	February 28, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,255	$19,777
Accounts receivable, net	132,085	152,596
Inventory, net	152,309	159,099
Receivables from vendors	6,977	9,943
Prepaid expenses and other current assets	9,484	12,017
Income tax receivable	732	448
Deferred income taxes	3,259	3,362
Total current assets	321,101	357,242
Investment securities	13,619	13,570
Equity investments	18,700	17,518
Property, plant and equipment, net	76,657	76,208
Goodwill	146,333	146,680
Intangible assets, net	202,400	205,398
Deferred income taxes	921	924
Other assets	13,979	11,732
Total assets	$793,710	$829,272
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$59,837	$56,894
Accrued expenses and other current liabilities	47,211	51,523
Income taxes payable	3,624	5,103
Accrued sales incentives	17,952	16,821
Deferred income taxes	177	178
Current portion of long-term debt	18,413	26,020
Total current liabilities	147,214	156,539
Long-term debt	121,755	148,996
Capital lease obligation	5,668	5,764
Deferred compensation	5,189	4,914
Other tax liabilities	9,437	9,631
Deferred tax liabilities	43,378	43,944
Other long-term liabilities	14,475	14,948
Total liabilities	347,116	384,736
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	271	254
Paid-in capital	285,873	283,971
Retained earnings	187,310	185,168
Accumulated other comprehensive loss	(8,500)	(6,497)
Treasury stock	(18,360)	(18,360)
Total stockholders' equity	446,594	444,536
Total liabilities and stockholders' equity	$793,710	$829,272
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2013	2012
Net sales	$192,972	$194,036
Cost of sales	138,520	143,540
Gross profit	54,452	50,496
Operating expenses:
Selling	13,123	13,205
General and administrative	29,180	25,225
Engineering and technical support	8,735	7,411
Acquisition-related costs	—	1,596
Total operating expenses	51,038	47,437
Operating income	3,414	3,059
Other (expense) income:
Interest and bank charges	(1,980)	(2,244)
Equity in income of equity investees	1,756	1,357
Other, net	16	(9,656)
Total other (expense) income, net	(208)	(10,543)
Income (loss) before income taxes	3,206	(7,484)
Income tax expense (benefit)	1,064	(2,784)
Net income (loss)	$2,142	$(4,700)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,320)	(4,622)
Derivatives designated for hedging	311	296
Pension plan adjustments	6	—
Other comprehensive loss, net of tax	(2,003)	(4,326)
Comprehensive income (loss)	$139	$(9,026)

Net income per common share (basic)	$0.09	$(0.20)
Net income per common share (diluted)	$0.09	$(0.20)
Weighted-average common shares outstanding (basic)	23,720,275	23,301,464
Weighted-average common shares outstanding (diluted)	23,946,638	23,301,464

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended May 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,142	$(4,700)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,005	2,784
Amortization of debt discount	344	302
Bad debt expense (recovery)	377	(51)
Equity in income of equity investees	(1,756)	(1,357)
Distribution of income from equity investees	575	391
Deferred income tax expense	(482)	(2,020)
Non-cash compensation adjustment	85	113
Non-cash stock based compensation expense	335	63
Gain on sale of property, plant and equipment	(1)	(12)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	19,882	25,565
Inventory	6,507	(6,497)
Receivables from vendors	2,964	267
Prepaid expenses and other	777	2,523
Investment securities-trading	(40)	316
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	139	6,607
Income taxes payable	(1,957)	(4,139)
Net cash provided by operating activities	33,896	20,155
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,189)	(8,439)
Purchase of long-term investments	—	(261)
Decrease in notes receivable	81	40
Purchase of acquired business (net of cash acquired)	—	(107,628)
Net cash used in investing activities	(3,108)	(116,288)
Cash flows from financing activities:
Repayment of short-term debt	(48)	—
Principal payments on capital lease obligation	(88)	(75)
Repayment of bank obligations	(34,717)	(41,364)
Borrowings on bank obligations	—	147,817
Deferred financing costs	—	(3,445)
Proceeds from exercise of stock options	1,717	1,539
Net cash (used in) provided by financing activities	(33,136)	104,472
Effect of exchange rate changes on cash	(1,174)	(668)
Net (decrease) increase in cash and cash equivalents	(3,522)	7,671
Cash and cash equivalents at beginning of period	19,777	13,606
Cash and cash equivalents at end of period	$16,255	$21,277

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and subsidiaries (“Voxx” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2013.

We have determined that we operate in three reportable segments, Automotive, Premium Audio and Consumer Accessories. See Note 18 for the Company's segment reporting disclosures.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended May 31,
	2013	2012
Weighted-average common shares outstanding	23,720,275	23,301,464
Effect of dilutive securities:
Stock options, warrants and restricted stock	226,363	—
Weighted-average common shares and potential common shares outstanding	23,946,638	23,301,464

Stock options and warrants totaling 0 and 921,019 for the three months ended May 31, 2013 and 2012, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(3)    Fair Value Measurements and Derivatives

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at May 31, 2013:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$16,255	$16,255	$—
Derivatives
Designated for hedging	$284	$—	$284
Not designated	(4)	—	(4)
Total derivatives	$280	$—	$280
Long-term investment securities:
Trading securities	$3,697	$3,697	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,919	—	—
Total long-term investment securities	$13,619	$3,700	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2013:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. Additionally, during April 2013, the Company entered into two interest rate swap agreements to hedge interest rate exposure related to the forecasted outstanding borrowings on a portion of its Amended Facility maturing on February 28, 2017. The two swap agreements lock the Company's LIBOR rates at 0.515% and 0.518% for the respective agreements through their maturity. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Forward foreign currency contracts not designated under hedged transactions were valued at spot rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 9 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculated the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $3 and $179 for the three months ended May 31, 2013 and May 31, 2012, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments and has and continues to hold certain instruments not so designated. The following table discloses the fair value as of May 31, 2013 and February 28, 2013 for both types of derivative instruments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2013	February 28, 2013
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(30)	$(87)
	Prepaid expenses and other current assets	298	77
Interest rate swap agreements	Other assets	16	—

Derivatives not designated
Foreign currency contracts	Accrued expenses and other current liabilities	(4)	(21)

Total derivatives		$280	$(31)

In connection with the acquisition of Hirschmann on March 14, 2012, the Company acquired 36 foreign currency contracts which were unable to qualify for hedge accounting for the quarters ended May 31, 2013 and 2012. One contract of this nature was still outstanding at May 31, 2013, with a current notional value of approximately $200. Three of these contracts settled during the three months ended May 31, 2013, respectively, for a gain of $30. The change in fair value of the one open contract not designated for hedge accounting for the three months ended May 31, 2013 was a gain of $2. There were 28 current contracts of this nature outstanding at May 31, 2012 and ten foreign currency contracts not designated for hedge accounting settled during the three months ended May 31, 2012.
Cash flow hedges
During Fiscal 2013, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $24,100 and are designated as cash flow hedges. No forward foreign currency contracts were entered into during the first quarter of Fiscal 2014. The current outstanding notional value of the Company's interest rate swaps at May 31, 2013 are $56,250 and $25,000, respectively. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the three months ended May 31, 2013 and 2012 was as follows:

	For the three months ended			For the three months ended
	May 31, 2013			May 31, 2012
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$395	$(22)	$3	$475	$(171)	$179
Interest rate swaps	$16	$—	$—	$—	$—	$—

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next twelve months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of May 31, 2013, no contracts originally designated for hedge accounting were de-designated or terminated.

(4)    Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of May 31, 2013 and February 28, 2013, the Company had the following investments:

	May 31, 2013			February 28, 2013
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$3,697	$—	$3,697	$3,657	$—	$3,657
Available-for-sale
Cellstar	—	3	3	—	3	3
Bliss-tel	—	—	—	—	—	—
Held-to-maturity Investment	7,603	—	7,603	7,591	—	7,591
Total Marketable Securities	11,300	3	11,303	11,248	3	11,251
Other Long-Term Investment	2,316	—	2,316	2,319	—	2,319
Total Long-Term Investments	$13,616	$3	$13,619	$13,567	$3	$13,570

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three months ended May 31, 2013 or 2012. As of May 31, 2013, the Company owns 36,250,000 shares in its Bliss-tel investment, which carries a value of $0 at May 31, 2013 as a result of other-than-

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

temporary impairment charges incurred in prior fiscal years. Management continues to monitor the performance of Bliss-tel and determined the estimated value of the investment to remain at $0 at May 31, 2013. No additional investment was made in the Company during the three months ended May 31, 2013.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,316 accounted for by the cost method. As of May 31, 2013, the Company held approximately 16% of the outstanding shares of this company. No additional investment was made in the Company during the three months ended May 31, 2013.

(5)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

	Three Months Ended May 31, 2013
	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2013	(5,340)	(59)	(1,031)	(67)	(6,497)
Other comprehensive (loss) income before reclassifications	(2,320)	—	6	289	(2,025)
Reclassified from accumulated other comprehensive loss	—	—	—	22	22
Net current-period other comprehensive loss, net of tax	(2,320)	—	6	311	(2,003)
Balance at May 31, 2013	(7,660)	(59)	(1,025)	244	(8,500)

(6)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended May 31,
	2013	2012
Non-cash investing activities:
Capital expenditures funded by assumption of mortgage notes	$—	$7,810
Cash paid during the period:
Interest (excluding bank charges)	$1,452	$1,636
Income taxes (net of refunds)	$3,060	$1,876

(7)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2013.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company granted 256,250 options during December of 2012, which vest on July 1, 2013, expire two years from date of vesting (June 30, 2015), have an exercise price equal to $6.79, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 2.50 years and a grant date fair value of $1.99 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 17,500 warrants during December of 2012 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrant table below and will be exercisable on July 1, 2013.

During the three months ended May 31, 2013, the Company recorded $272 in stock-based compensation related to stock options and warrants. As of May 31, 2013, the Company had unrecognized compensation costs of approximately $91 related to non-vested stock options and warrants. The unrecognized compensation costs related to these options will be completely recognized by July 1, 2013.

Three months ended
May 31, 2013
Dividend yield	0%
Volatility	51.3%
Risk-free interest rate	0.32%
Expected life (years)	2.5

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2013	913,323	$6.85
Granted	—	—
Exercised	284,873	6.39
Forfeited/expired	—	—
Outstanding at May 31, 2013	628,450	$7.06	1.23
Options exercisable at May 31, 2013	354,700	7.26

In May of 2011, the Company granted 100,000 shares of restricted stock. A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Shares under the above grant will not be issued to the grantee before they vest. The grantee cannot transfer the rights to receive shares before the restricted shares vest. One-third of the restricted stock awards vested on February 29, 2012, one-third vested on February 28, 2013 and one-third will vest on February 28, 2014. The Company expenses the cost of the restricted stock awards on a straight-line basis over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock, $7.60, was determined based on the closing price of the Company's common stock on the grant date.

The following table presents a summary of the Company's restricted stock activity for the three months ended May 31, 2013:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 28, 2013	33,334	$7.60
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at May 31, 2013	33,334	$7.60

During the three months ended May 31, 2013, the Company recorded $63 in stock-based compensation related to restricted stock awards. As of May 31, 2013, there was $190 of unrecognized stock-based compensation expense related to unvested restricted stock awards. This expense is expected to be fully recognized by February 28, 2014.

(8)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $5,333 and $3,852 for the three months ended May 31, 2013 and 2012, respectively, and are included within engineering and technical support expenses on the Consolidated Statements of Operations and Comprehensive Income.

(9)    Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 28, 2013	$146,680
Goodwill additions	—
Other adjustments including currency translation	(347)
Balance at May 31, 2013	$146,333

At May 31, 2013, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$68,674	$13,004	$55,670
Trademarks/Tradenames (3-12 years)	1,237	832	405
Patents (5-10 years)	9,880	2,096	7,784
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,406	150
Total finite-lived intangible assets	$82,747	$18,738	64,009
Indefinite-lived intangible assets
Trademarks			138,391
Total net intangible assets			$202,400

At February 28, 2013, intangible assets consisted of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$69,293	$12,029	$57,264
Trademarks/Tradenames (3-12 years)	1,237	810	427
Patents (5-10 years)	9,998	1,894	8,104
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,383	173
Total finite-lived intangible assets	$83,484	$17,516	65,968
Indefinite-lived intangible assets
Trademarks			139,430
Total net intangible assets			$205,398

The Company recorded amortization expense of $1,434 and $1,336 for the three months ended May 31, 2013 and 2012, respectively. The estimated aggregate amortization expense for the cumulative five years ending May 31, 2018 amounts to $28,367.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three months ended May 31, 2013, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(10)    Equity Investments

As of May 31, 2013 and February 28, 2013, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA”) which acts as a distributor of televisions and other automotive sound, security and accessory products for specialized vehicles, such as RV’s and van conversions.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31, 2013	February 28, 2013
Current assets	$37,456	$34,409
Non-current assets	4,939	4,980
Current liabilities	4,995	4,353
Members' equity	37,400	35,036
	Three Months Ended May 31,
	2013	2012
Net sales	$26,758	$23,415
Gross profit	7,743	6,515
Operating income	3,502	2,703
Net income	3,512	2,714

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company's share of income from ASA was $1,756 and $1,357 for the three months ended May 31, 2013 and 2012, respectively.

(11)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2014 excluding discrete items is estimated to be 37.01% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended May 31, 2013, the Company recorded a provision for income taxes of $1,064, which consisted of U.S., state and local and foreign taxes, including a discrete benefit of $122. The discrete benefit consists of a provision of $55 related to the accrual of interest for uncertain tax positions under ASC 740 offset by a discrete benefit of $177 related to the reversal of an uncertain tax position in connection with complying with a state and local voluntary disclosure program.  For the three months ended May 31, 2012, the Company recorded a benefit for income taxes of $2,784 which consisted of U.S., state and local and foreign taxes, including discrete items related to the accrual of interest for uncertain tax positions under ASC 740, "Income Taxes."

The effective tax rate for the three months ended May 31, 2013 was a provision for income taxes of 33.2% compared to a benefit for income taxes of 37.2% in the comparable prior period.  The effective tax rate for the three months ended May 31, 2013 is different than the statutory rate primarily due to state and local taxes, differences between the U.S. and foreign tax rates, various federal and state tax credits and the discrete benefit related to complying with a state and local voluntary disclosure program.

(12)    Inventory

Inventories by major category are as follows:

	May 31, 2013	February 28, 2013
Raw materials	$34,255	$35,240
Work in process	5,408	5,316
Finished goods	112,646	118,543
Inventory, net	$152,309	$159,099

(13)     Financing Arrangements

The Company has the following financing arrangements:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	May 31, 2013	February 28, 2013
Debt
Domestic bank obligations (a)	$120,650	$154,335
Euro asset-based lending obligation (b)	1,287	1,341
Euro term loan agreement (c)	—	695
Schwaiger mortgage (d)	1,809	1,888
Klipsch notes (e)	8,302	8,388
Audiovox Germany mortgage (f)	8,120	8,369
Hirschmann line of credit (g)	—	—
Total debt	140,168	175,016
Less: current portion of long-term debt	18,413	26,020
Total long-term debt	$121,755	$148,996

(a)          Domestic Bank Obligations

On March 14, 2012, the Company amended and restated its $175 million Credit Facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a revolving credit facility of $130 million (comprised of a U.S. revolving credit facility of $80 million and a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros); and a five year term loan facility in the aggregate principal amount of $75 million. $60 million of the U. S. revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the periods from September 1, 2012 through January 31, 2013 and from September 1, 2013 through November 30, 2013. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans.

Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. As of May 31, 2013, the interest rate on the facility was 2.79%.

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

On April 30, 2013, the Company entered into two interest rate swap agreements to hedge LIBOR interest rate exposure related to a portion of the Amended Facility borrowings. The first interest rate swap agreement applies to interest payments related to the first $60 million of the term loan portion of the Amended Facility and the second swap agreement applies to interest payments related to the first $25 million of the U.S. revolving credit facility balance. The interest rate swap agreements fix the LIBOR rates for these two portions of the Amended Facility at 0.515% and 0.518%, respectively, and mature on February 28, 2017 and April 29, 2016, respectively. For the quarter ended May 31, 2013, these cash flow hedges were deemed to be highly effective. Refer to Note 3 for the unrecognized gain recorded for the quarter ended May 31, 2013 and the interest rate swap asset balance at May 31, 2013.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Amended Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter, consisting of a Total Leverage Ratio, a Consolidated EBIT to Consolidated Interest Expense Ratio and Capital Expenditures.

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items (including capital expenditures). As of May 31, 2013, the Company was in compliance with all debt covenants.

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

On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann. As of May 31, 2013, approximately $121 million was outstanding under the line.

As a result of the amendment to the Credit Facility, the Company incurred debt financing costs of approximately $3.4 million which are recorded as deferred financing costs. The Company accounted for the amendment as a modification of debt and added these costs to the remaining financing costs related to the original Credit Facility of $3 million. These deferred financing costs have been included in other assets on the accompanying consolidated balance sheet and are being amortized through interest and bank charges over the five year term of the Amended Facility. During the three months ended May 31, 2013 and 2012, the Company amortized $344 and $302 of these costs, respectively.

(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement entered into in October 2000, totaling €16,000 and consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2013.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9% (2.1% at May 31, 2013), and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of May 31, 2013, the amount of accounts receivable available for factoring exceeded the amounts outstanding under this obligation.

(c)          Euro Term Loan Agreement

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

On March 30, 2008, Audiovox Germany entered into a new €5,000 term loan agreement. This agreement is for a five year term with a financial institution and was used to repay the Audiovox Germany intercompany debt to VOXX International Corporation. Interest accrues at a fixed rate of 4.82% and payments under the term loan are to be made in two semi-annual installments of €500 beginning on September 30, 2008. The loan ended on March 31, 2013 and has been fully paid.

(d)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)    Klipsch Notes

Included in this balance is a note payable on a facility included in the assets acquired in connection with the Klipsch transaction on March 1, 2011 and assumed by Voxx. The balance at May 31, 2013 is $687 and will be fully paid by the end of Fiscal 2018.

On April 20, 2012, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN for $10.9 million. The Company paid $3.1 million cash at closing, plus $106 in closing costs, and assumed the mortgage held by the seller, Woodview LLC, in the amount of $7.8 million. Woodview LLC was a related party, as certain members are executives of Klipsch. The mortgage was due in June 2013 bearing interest at 5.85%. The balance at May 31, 2013 was $7.6 million. On June 3, 2013, the Company refinanced this mortgage with Wells Fargo for an amount totaling $7.8 million. The new mortgage is due in May 2023 and the interest rate is equal to the 1-month LIBOR plus 2.25%. Simultaneously on June 3, 2013, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure and will pay a fixed rate of 3.92% under the swap agreement.

(f)    Audiovox Germany Mortgage

In January 2013, Audiovox Germany purchased the land and building housing their headquarters in Pulheim, Germany, entering into a mortgage note payable. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(g)    Hirschmann Line of Credit

On July 15, 2012, Hirschmann entered into an agreement for a €6,000 working capital line of credit with a financial institution. The agreement is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (2.20% at May 31, 2013) and the line of credit is guaranteed by VOXX International Corporation. There was no outstanding balance on the line of credit as of May 31, 2013.

(14)     Other Income (Expense)

Other income (expense) is comprised of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended May 31,
	2013	2012
Loss on foreign currency contracts related to Hirschmann acquisition	$—	$(2,670)
Net settlement charges related to patent lawsuit	—	(8,365)
Foreign currency (loss) gain	(233)	320
Interest income	142	177
Rental income	309	193
Miscellaneous	(202)	689
Total other, net	$16	$(9,656)

Included in Miscellaneous for the three months ended May 31, 2012 is income related to a legal settlement received by Klipsch of $800.

(15)    Foreign Currency

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

Effective January 1, 2010, according to the guidelines in ASC 830, "Foreign Currency," Venezuela had been designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 and continues to account for operation in Venezuela under this method. In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from $4.30 to $6.30 per U.S. dollar.

On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). The SITME imposes volume restrictions on the conversion of Venezuelan Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350 per month. As a result of this restriction, we had limited new U.S. dollar purchases to remain within the guidelines imposed by SITME. In conjunction with the devaluation of the Bolivar Fuerte in February 2013, SITME was eliminated. The Venezuelan government is in the process of revising the exchange method. The Company is continuing its policy that it will not extend intercompany credit without the receipt of U.S. dollars from this operation.

(16)     Lease Obligations

During 1996, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman. This lease was restructured in December 2006 and expires on November 30, 2026.  The Company currently subleases the building to Airtyme Communications LLC for monthly payments of $60 for a term of three years, terminating on October 15, 2015. The Company also leases another facility from its principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending May 31, 2018 are $5,808.

At May 31, 2013, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Capital Lease	Operating Leases
2014	$574	$7,347
2015	574	3,254
2016	574	2,136
2017	941	735
2018	970	227
Thereafter	5,679	643
Total minimum lease payments	9,312	$14,342
Less: minimum sublease income	1,740
Net	7,572
Less: amount representing interest	1,737
Present value of net minimum lease payments	5,835
Less: current installments included in accrued expenses and other current liabilities	167
Long-term capital obligation	$5,668

At May 31, 2013, minimum annual rental payments on related party leases from its principal stockholder, including the capital lease payments, which are included in the above table, are as follows:

2013	$1,360
2014	1,384
2015	1,408
2016	1,025
2017	631
Thereafter	5,679
Total	$11,487

(17)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2013	February 28, 2013	May 31, 2013	February 28, 2013	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,603,679	21,300,670	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	1,816,132	1,816,132	N/A	N/A	N/A

(18)    Segment Reporting

Effective December 1, 2012, we reorganized our financial reporting into three distinct operating segments based upon our products and our internal organizational structure. The three operating segments, which are also the Company's reportable segments, are Automotive, Premium Audio and Consumer Accessories.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Our Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics application, collision avoidance systems and location-based services.
Our Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, soundbars, headphones and Apple AirPlay.
Our Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless speakers; personal sound amplifiers and iPod docks/iPod sound, A/V connectivity, portable/home charging, reception, and digital consumer products.
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

Prior period disclosure of net sales by product category has been reclassified to conform with the new operating segment structure which had no impact on our consolidated financial statements. Segment data for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended May 31, 2013
Net sales	$104,878	$40,166	$47,614	$314	$192,972
Equity in income of equity investees	1,756	—	—	—	1,756
Interest expense and bank charges	1,897	1,826	2,493	(4,236)	1,980
Depreciation and amortization expense	2,104	905	591	405	4,005
Income before income taxes	4,563	660	(1,805)	(212)	3,206

Three Months Ended May 31, 2012
Net sales	$100,363	$39,485	$53,999	$189	$194,036
Equity in income of equity investees	1,357	—	—	—	1,357
Interest expense and bank charges	1,854	1,964	2,398	(3,972)	2,244
Depreciation and amortization expense	749	934	692	409	2,784
(Loss) income before income taxes	(7,635)	2,026	(578)	(1,297)	(7,484)

(19)    Contingencies

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

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement, by its suppliers or distributors, of third party patents, trade secrets, trademarks or copyrights.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious,

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company, or pay material amounts of damages.

The Company was party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). During the third quarter of Fiscal 2012, the Company's claim for summary judgment was denied and the case was tried in the New York Supreme Court, Suffolk County. On June 29, 2012, the Company reached an agreement with MPEG and agreed to a settlement of $13.1 million in final resolution of the matter. As a result of this settlement, the Company recorded a charge of $9.5 million during the three months ended May 31, 2012 ($3.6 million had been estimated and recorded by the Company in Fiscal 2012). The charge was recorded in "Other (Expense) Income" in the Consolidated Statement of Operations and Comprehensive Income. The Company has sought indemnification from its suppliers for royalty payments previously paid to them that it maintains they were responsible to remit to MPEG and has vigorously pursued its option under its indemnification agreements. The Company completed negotiations with one vendor for an amount of $1.1 million during the first quarter of Fiscal 2013, which was recorded as an offset to the settlement expense as a recovery in "Other (Expense)Income" on the Consolidated Statement of Operations and Comprehensive Income, for a net charge of $8.4 million for the three months ended May 31, 2012. Additional recoveries of $5.7 million were negotiated and recorded by the Company during the fourth quarter of Fiscal 2013. For the three months ended May 31, 2013, no additional recoveries have been recorded related to this lawsuit and the Company is not aware of any additional vendors that it may recover funds from related to this matter.

(20)    New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires an entity to report, either on the face of the statement where net income is presented, or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This disclosure only guidance is effective prospectively for fiscal years beginning after December 15, 2012 and has been adopted by the Company for the first quarter of Fiscal 2014.

(21)    Subsequent Events

With the exception of those matters discussed in Note 13 with regard to the refinancing of one of the Company's mortgages and the interest rate swap agreement related to this debt, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2013 compared to the three months ended May 31, 2012. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three months ended May 31, 2013 compared to the three months ended May 31, 2012 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources.” We conclude this MD&A with a discussion of “Related Party Transactions” and “Recent Accounting Pronouncements.”

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: American Radio Corp., Audiovox Electronics Corporation (“AEC”), VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. (“ACE”), Audiovox German Holdings GmbH (“Audiovox Germany”), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. (“Audiovox Mexico”), Technuity, Inc., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH (“Schwaiger”), Invision Automotive Systems, Inc. (“Invision”), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Schwaiger®, Spikemaster®, Recoton®, Road Gear®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

Reportable Segments

During the fourth quarter of Fiscal 2013, the Company realigned its subsidiaries into three operating segments based upon the Company's products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, soundbars, headphones and Apple Air Play. The Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless speakers; personal sound amplifiers and iPod docks/iPod sound, A/V connectivity, portable/home charging, receptions and digital consumer products. See Note 18 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	on-ear and in-ear headphones,

▪	soundbars, and

▪	airplay™ products.

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products,

▪	camcorders,

▪	clock radios,

▪	digital voice recorders, and

▪	portable DVD players.

We believe our segments have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions.  Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities. A summary of the Company's significant accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2013. Since February 28, 2013, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended May 31, 2013. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income, which present the results of our operations for the three months ended May 31, 2013 and 2012.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2013 and 2012.

Net Sales

	May 31,
	2013	2012	$ Change	% Change

Automotive	$104,878	$100,363	$4,515	4.5%
Premium Audio	40,166	39,485	681	1.7
Consumer Accessories	47,614	53,999	(6,385)	(11.8)
Corporate	314	189	125	66.1
Total net sales	$192,972	$194,036	$(1,064)	(0.5)%

Automotive sales represented 54.3% of the net sales for the three months ended May 31, 2013 compared to 51.7% in the respective prior year period. A major impact of the increase in Automotive sales is due to the fact that the Company's Hirschmann subsidiary, which was acquired on March 14, 2012, was included in the Company's consolidated operations for the full quarter ended May 31, 2013, as compared to two and a half months of the prior year quarter ended May 31, 2012. In addition, the Automotive group experienced increases in its OEM manufacturing lines during the three months ended May 31, 2013 due to the launch of new programs with Ford and Nissan in the second quarter of Fiscal 2013, as well as a new project with Bentley and new remote access launches at Ford, Hyundai and Kia for the Company's remote start products. These increases were partially offset by the continued decline in satellite fulfillment sales, as more vehicles are being built with satellite radio, as well as lower sales in Venezuela due to foreign currency restrictions resulting from current economic and political conditions.

Premium Audio sales represented 20.8% of our net sales for the three months ended May 31, 2013 compared to 20.3% in the respective prior year period. The increase in Premium Audio was primarily related to sales of new soundbar products and premium wireless speakers, offset by declines in our European sales as a result of current economic conditions..

Consumer Accessory sales represented 24.7% of our net sales for the three months ended May 31, 2013 compared to 27.8% in the respective prior year period. The decrease in the Consumer Accessories group was primarily related to decreased sales in our international markets as a result of the prior year conversion of analog to digital broadcasting in Germany, which resulted in higher than normal sales during the first quarter of Fiscal 2013, as well as due to current economic conditions. In addition, there have been continued decreases in sales of such products as camcorders, clock radios, digital players, digital voice recorders, rechargeable batteries and surge protectors as a result of competition, changes in demand, changes in technology, as well as planned exits of certain products begun during Fiscal 2013. These decreases were offset by increased sales of wireless speaker products, as well as the Company's personal sound amplifier products.

During the three months ended May 31, 2013, the release of unearned or unclaimed sales incentives was not material. We believe the reversal of earned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit and Gross Margin Percentage

	May 31,
	2013	2012	$ Change	% Change

Automotive	29,754	23,806	$5,948	25.0%
	28.4%	23.7%
Premium Audio	12,913	13,211	(298)	(2.3)
	32.2%	33.5%
Consumer Accessories	11,591	13,228	(1,637)	(12.4)
	24.3%	24.5%
Corporate	194	251	(57)	(22.7)
	$54,452	$50,496	3,956	7.8%
	28.2%	26.0%

Gross margins in the Automotive segment increased 470 basis points primarily due to an increase in revenues as a result of the inclusion of Hirschmann's operations for the full three months of the quarter ended May 31, 2013, as compared to two and a half months in the comparable prior year quarter, as well as due to improved margins related to tuners and antennas and increased sales of OEM related products. This was offset by decreases in sales in Venezuela as a result of economic and political conditions.

Gross margins in the Premium Audio segment decreased 130 basis points primarily as a result of declines in international sales due to European market conditions, as well as the discounting of certain products. This was partially offset by increases in sales of certain higher margin products, such as soundbars and premium wireless speakers.

Gross margins in the Consumer Accessories segment decreased 20 basis points primarily as a result of decreases in international sales as a result of a prior year spike in analog to digital TV transition related product sales. This was partially offset by an increase in sales of higher margin products, such as wireless speakers and decreases in sales of lower margin products, such as camcorders, clock radios, digital players and digital voice recorders that the Company has been exiting.

Operating Expenses and Operating Income

	May 31,
	2013	2012	$ Change	% Change

Operating expenses:
Selling	$13,123	$13,205	$(82)	(0.6)%
General and administrative	29,180	25,225	3,955	15.7
Engineering and technical support	8,735	7,411	1,324	17.9
Acquisition-related costs	—	1,596	(1,596)	(100.0)
Total operating expenses	$51,038	$47,437	$3,601	7.6%

Operating income	$3,414	$3,059	$355	11.6%

Operating expenses increased $3,601 for the three months ended May 31, 2013 from $47,437 in the comparable prior year period. The increase in total operating expenses was due primarily to our acquisition of Hirschmann on March 14, 2012, which was included in the consolidated operations of the Company for the full three months ended May 31, 2013 as compared to only two and a half months of the prior year period, as well as due to increases in salaries as a result of employee salary increases, additional hirings and stock option activity, and increased public relations expenses as a result of new programs. These increases in operating expenses were partially offset by decreases in professional and legal fees due to the absence of acquisition costs during the three months ended May 31, 2013 compared to the prior year, as well as reduced legal activity during the first quarter of Fiscal 2014. The Company has also continued to reduce occupancy costs during the three months ended May 31, 2013 as a result of the consolidation of groups into the Klipsch headquarters facility that was purchased during the first quarter of Fiscal 2013.

Other Income (Expense)

	May 31,
	2013	2012	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,980)	$(2,244)	$264	(11.8)%
Equity in income of equity investees	1,756	1,357	399	29.4
Other, net	16	(9,656)	9,672	100.2
Total other (expense) income	$(208)	$(10,543)	$10,335	98.0%

Interest and bank charges represent expenses for bank obligations of VOXX International Corporation and Audiovox Germany, interest for capital leases and amortization of the debt discount on our credit facility. The decrease in these expenses for the three months ended May 31, 2013 is primarily due to interest expense and fees related to the Amended Credit Facility entered into on March 14, 2012 primarily to fund our Hirschmann acquisition, which carried a higher balance during the three months ended May 31, 2012 as compared to the three months ended May 31, 2013.

Other, net, during the three months ended May 31, 2013 primarily included net gains and losses due to foreign currency exchange and hedge accounting. Other, net, during the three months ended May 31, 2012 included charges in connection with a patent suit of approximately $8,400, and losses on forward exchange contracts of approximately $2,700 incurred in conjunction with the Hirschmann acquisition. These charges were partially offset by income recorded related to favorable legal settlements received by Klipsch of approximately $800 during the three months ended May 31, 2012.

Income Tax Provision/Benefit

The effective tax rate for the three months ended May 31, 2013 was a provision for income taxes of 33.2% compared to a benefit of 37.2% in the comparable prior period.  The effective tax rate for the three months ended May 31, 2013 is different than the statutory rate primarily due to state and local taxes, differences between the U.S. and foreign tax rates, various federal and state tax credits and the discrete benefit related to complying with a state and local voluntary disclosure program.

Net Income (Loss)

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended May 31,
	2013	2012
Net income (loss)	$2,142	$(4,700)
Net income (loss) per common share:
Basic	$0.09	$(0.20)
Diluted	$0.09	$(0.20)

Net income for the three months ended May 31, 2013 was $2,142 compared to a net loss of $(4,700) for the three months ended May 31, 2012. Net income for the three months ended May 31, 2013 was favorably impacted by improved gross margins, improved performance of the Company's equity investment, decreases in acquisition and other professional fees due to a decrease in related activities, as well as a decrease in interest and bank charges related to lower outstanding debt balances. Net income for the three months ended May 31, 2012 was unfavorably impacted by expenses associated with the patent lawsuit and losses on forward exchange contracts, offset by income related to favorable legal settlements received by Klipsch.

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

Reconciliation of GAAP Net Income to Adjusted EBITDA

	Three Months Ended May 31,
	2013	2012
Net income	$2,142	$(4,700)
Adjustments:
Interest expense and bank charges	1,980	2,244
Depreciation and amortization	4,005	2,784
Income tax expense (benefit)	1,064	(2,784)
EBITDA	9,191	(2,456)
Stock-based compensation	335	63
Net settlement charges related to MPEG suit	—	8,365
Klipsch settlement recovery	—	(800)
Asia restructuring charges	—	521
Acquisition related costs	—	1,596
Loss on foreign exchange as a result of Hirschmann acquisition	—	2,670
Adjusted EBITDA	$9,526	$9,959
Diluted earnings (loss) per common share	$0.09	$(0.20)
Diluted adjusted EBITDA per common share	$0.40	$0.43

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2013, we had working capital of $173,887 which includes cash and short-term investments of $16,255, compared with working capital of $200,703 at February 28, 2013, which included cash and short-term investments of $19,777. The decrease in cash is primarily due to repayments of the outstanding balance on our amended credit facility, partially offset by an increase in accounts payable and a decrease in accounts receivable and inventory and the exercise of stock options.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $33,896 for the three months ended May 31, 2013 principally due to decreased accounts receivables and an increase in accounts payable.

•	The Company experienced increased accounts receivable turnover of 5.8 during the three months ended May 31, 2013 compared to 5.6 during the three months ended May 31, 2012.

•	Inventory turnover decreased slightly to 3.3 during the three months ended May 31, 2013 compared to 3.4 during the three months ended May 31, 2012.

Investing activities used cash of $3,108 during the three months ended May 31, 2013, primarily due to capital additions related to the Company's system upgrade.

Financing activities used cash of $(33,136) during the three months ended May 31, 2013, primarily due to repayments of bank obligations.

On March 14, 2012, the Company amended and restated its revolving credit facility (the “Amended Facility”). The Amended Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a U.S. revolving credit facility of $80 million; a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros and the euro equivalent of $15 million available to domestic borrowers; and a five year term loan facility in the aggregate principal amount of $75 million. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans. $60 million of the U. S. revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the three month periods from September 1, 2012 through November 30, 2012 and from September 1, 2013 through November 30, 2013. Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann and the repayment of the former facility. As of May 31, 2013, the Company was in compliance with all debt covenants related to the Amended Facility. Further details regarding the facility are outlined in Note 15(a) of this report. At May 31, 2013, the Company had $717 outstanding in standby letters of credit. No commercial letters of credit were outstanding as of May 31, 2013.
Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2013, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,312	$574	$1,148	$1,911	$5,679
Operating leases (2)	14,342	7,347	5,390	962	643
Total contractual cash obligations	$23,654	$7,921	$6,538	$2,873	$6,322

Other Commitments
Bank obligations (3)	$121,937	$16,287	$—	$105,650	$—
Stand-by and commercial letters of credit (4)	717	717	—	—	—
Other (5)	22,610	2,126	8,567	4,137	7,780
Contingent earn-out payments (6)	3,461	2,070	1,391	—	—
Pension obligation (7)	8,435	557	1,207	506	6,165
Unconditional purchase obligations (8)	125,025	125,025	—	—	—
Total other commitments	$282,185	$146,782	$11,165	$110,293	$13,945
Total commitments	$305,839	$154,703	$17,703	$113,166	$20,267

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $167 and $154, respectively at May 31, 2013.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Audiovox Germany Euro asset-based lending facility at May 31, 2013.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts due under a call-put option with certain employees of Audiovox Germany; an assumed mortgage on a facility in connection with our Klipsch acquisition; and amounts outstanding under mortgages for facilities purchased at Schwaiger, Audiovox Germany and Klipsch.

6.	Represents contingent payments in connection with the Thomson Audio/Video and Invision acquisitions.

7.	Represents the liability for an employer defined benefit pension plan covering certain eligible Hirschmann employees, as well as a retirement incentive accrual for certain Hirschmann employees.

8.
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled given that such obligations are subject to change based on negotiations with manufacturers.

9.
At May 31, 2013, the Company had unrecognized tax benefits of $9,437. A reasonable estimate of the timing related to these liabilities is not possible, therefore, such amounts are not reflected in this contractual obligation and commitments schedule.

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

Acquisitions

On March 14, 2012, the Company, through its wholly-owned subsidiary, VOXX International (Germany) GmbH, acquired all of the issued and outstanding shares of Car Communication Holding GmbH and its worldwide subsidiaries ("Hirschmann"). There have been no acquisitions since February 28, 2013.

Related Party Transactions

During 1996, we entered into a 30-year capital lease for a building with our principal stockholder and chairman.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  The Company subleases the building to Airtyme Communications LLC for monthly payments of $60 for a term of three years, which expires October 15, 2015. We also lease another facility from our principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending May 31, 2018 are $5,808.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 20 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our changes in foreign currency exchange rates are managed through normal operating and financing activities.  We have foreign operations  primarily in Germany, Hungary, Canada,  Mexico, Denmark, the Netherlands, France and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended May 31, 2013, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $0.7 million and $0.3 million, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

There have been no significant changes in our market risk sensitive instruments since February 28, 2013. The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented 0.54% of quarterly and year to date sales. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds. See Note 4 to the consolidated financial statements included herein.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2013 in order to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 21 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 13 of the Form 10-K for the fiscal year ended February 28, 2013 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended May 31, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 10, 2013

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer