Form 10-Q
period 2013-08-31
VOXX International Corp
filed 2013-10-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 8, 2013
Class A Common Stock	22,019,827	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 31, 2013	February 28, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,386	$19,777
Accounts receivable, net	124,949	152,596
Inventory, net	174,499	159,099
Receivables from vendors	4,466	9,943
Prepaid expenses and other current assets	10,434	12,017
Income tax receivable	438	448
Deferred income taxes	3,515	3,362
Total current assets	331,687	357,242
Investment securities	13,717	13,570
Equity investments	19,317	17,518
Property, plant and equipment, net	77,721	76,208
Goodwill	147,377	146,680
Intangible assets, net	201,673	205,398
Deferred income taxes	903	924
Other assets	14,062	11,732
Total assets	$806,457	$829,272
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$71,125	$56,894
Accrued expenses and other current liabilities	53,383	51,523
Income taxes payable	4,753	5,103
Accrued sales incentives	15,740	16,821
Deferred income taxes	171	178
Current portion of long-term debt	18,135	26,020
Total current liabilities	163,307	156,539
Long-term debt	108,691	148,996
Capital lease obligation	5,943	5,764
Deferred compensation	5,249	4,914
Other tax liabilities	9,478	9,631
Deferred tax liabilities	44,132	43,944
Other long-term liabilities	14,353	14,948
Total liabilities	351,153	384,736
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	274	254
Paid-in capital	287,974	283,971
Retained earnings	192,173	185,168
Accumulated other comprehensive loss	(6,757)	(6,497)
Treasury stock	(18,360)	(18,360)
Total stockholders' equity	455,304	444,536
Total liabilities and stockholders' equity	$806,457	$829,272
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net sales	$183,818	$191,715	$376,790	$385,751
Cost of sales	129,716	137,029	268,175	280,569
Gross profit	54,102	54,686	108,615	105,182
Operating expenses:
Selling	12,602	11,507	25,725	24,712
General and administrative	29,043	29,591	57,981	54,816
Engineering and technical support	9,226	6,693	17,961	14,104
Restructuring expense	989	—	1,292	—
Acquisition-related costs	—	55	—	1,651
Total operating expenses	51,860	47,846	102,959	95,283
Operating income	2,242	6,840	5,656	9,899
Other income (expense):
Interest and bank charges	(1,799)	(1,693)	(3,779)	(3,937)
Equity in income of equity investees	1,496	1,193	3,252	2,550
Other, net	5,712	(343)	5,728	(9,999)
Total other income (expense), net	5,409	(843)	5,201	(11,386)
Income (loss) before income taxes	7,651	5,997	10,857	(1,487)
Income tax expense (benefit)	2,788	2,277	3,852	(507)
Net income (loss)	$4,863	$3,720	$7,005	$(980)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,758	(568)	(562)	(5,190)
Derivatives designated for hedging	3	(196)	314	100
Pension plan adjustments	(18)	—	(12)	—
Unrealized holding gain on available-for-sale investment securities arising during the period, net of tax	—	6	—	6
Other comprehensive income (loss), net of tax	1,743	(758)	(260)	(5,084)
Comprehensive income (loss)	$6,606	$2,962	$6,745	$(6,064)

Net income (loss) per common share (basic)	$0.20	$0.16	$0.29	$(0.04)
Net income (loss) per common share (diluted)	$0.20	$0.16	$0.29	$(0.04)
Weighted-average common shares outstanding (basic)	24,122,364	23,397,769	23,921,319	23,349,617
Weighted-average common shares outstanding (diluted)	24,258,788	23,599,929	24,103,468	23,349,617

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended August 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$7,005	$(980)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,961	8,149
Amortization of debt discount	688	605
Bad debt expense	481	508
Equity in income of equity investees	(3,252)	(2,550)
Distribution of income from equity investees	1,453	1,061
Deferred income tax expense	(64)	(2,456)
Non-cash compensation adjustment	102	(1)
Non-cash stock based compensation expense	489	127
Gain (loss) on sale of property, plant and equipment	20	(15)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	27,263	28,390
Inventory	(15,062)	(23,213)
Receivables from vendors	5,484	2,168
Prepaid expenses and other	(1,513)	(156)
Investment securities-trading	(153)	41
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	14,720	49
Income taxes payable	(503)	(4,628)
Net cash provided by operating activities	45,119	7,099
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,731)	(10,511)
Purchase of long-term investments	—	(260)
Decrease in notes receivable	—	34
Purchase of acquired business (net of cash acquired)	—	(105,151)
Net cash used in investing activities	(5,731)	(115,888)
Cash flows from financing activities:
Repayment of short-term debt	—	(27)
Principal payments on capital lease obligation	(178)	(157)
Repayment of bank obligations	(56,103)	(30,331)
Borrowings on bank obligations	7,800	147,500
Deferred financing costs	—	(3,445)
Proceeds from exercise of stock options	3,766	1,539
Net cash (used in) provided by financing activities	(44,715)	115,079
Effect of exchange rate changes on cash	(1,064)	(2,186)
Net (decrease) increase in cash and cash equivalents	(6,391)	4,104
Cash and cash equivalents at beginning of period	19,777	13,606
Cash and cash equivalents at end of period	$13,386	$17,710

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2013.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012
Weighted-average common shares outstanding	24,122,364	23,397,769	23,921,319	23,349,617
Effect of dilutive securities:
Stock options, warrants and restricted stock	136,424	202,160	182,149	—
Weighted-average common shares and potential common shares outstanding	24,258,788	23,599,929	24,103,468	23,349,617

Stock options and warrants of 0 for both the three months ended August 31, 2013 and 2012 and 0 and 874,859 for the six months ended August 31, 2013 and 2012, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(3)    Fair Value Measurements and Derivatives

The Company applies the authoritative guidance on “Fair Value Measurements," which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. This guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 - Quoted market prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable.
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at August 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Derivatives
Designated for hedging	$203	$—	$203
Not designated	—	—	—
Total derivatives	$203	$—	$203
Long-term investment securities:
Trading securities	$3,809	$3,809	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,905	—	—
Total long-term investment securities	$13,717	$3,812	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2013:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Derivatives
Designated for hedging	$(10)	$—	$(10)
Not designated	(21)	—	(21)
Total derivatives	$(31)	$—	$(31)
Long-term investment securities:
Trading securities	$3,657	$3,657	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,910	—	—
Total long-term investment securities	$13,570	$3,660	$—

(a)	There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of these investments.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. During April 2013, the Company entered into two interest rate swap agreements to hedge interest rate exposure related to the forecasted outstanding borrowings on a portion of its amended credit facility ("Amended Facility") maturing on February 28, 2017. In June 2013, the Company entered into a third interest rate swap agreement to hedge interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, with monthly payments due through May 2023. The two swap agreements related to the Amended Facility lock the Company's LIBOR rates at 0.515% and 0.518% (exclusive of credit spread) for the respective agreements through the swaps' maturities. The swap agreement related to the Company's mortgage locks the interest rate on the debt at 3.92% (inclusive of credit spread) through the end of the mortgage. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Forward foreign currency contracts not designated under hedged transactions were valued at spot rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 6 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $(33) and $(30) for the three and six months ended August 31, 2013, respectively, and $(27) and $152 for the three and six months ended August 31, 2012, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments and has held certain instruments not so designated. The following table discloses the fair value as of August 31, 2013 and February 28, 2013 for both types of derivative instruments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2013	February 28, 2013
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(161)	$(87)
	Prepaid expenses and other current assets	—	77
Interest rate swap agreements	Other assets	364	—

Derivatives not designated
Foreign currency contracts	Accrued expenses and other current liabilities	—	(21)

Total derivatives		$203	$(31)

In connection with the acquisition of Hirschmann on March 14, 2012, the Company acquired foreign currency contracts which were unable to qualify for hedge accounting for the quarter ended August 31, 2012. None of these contracts are still outstanding at August 31, 2013. One and four of these contracts settled during the three and six months ended August 31, 2013, respectively, for a gain of $2 and $32 for the three and six months ended August 31, 2013, respectively.

Cash flow hedges

During Fiscal 2013, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $17,100 and are designated as cash flow hedges. No forward foreign currency contracts were entered into during the first or second quarter of Fiscal 2014. The current outstanding notional value of the Company's three interest rate swaps at August 31, 2013 are $52,500, $25,000 and $7,670. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the three and six months ended August 31, 2013 and 2012 was as follows:

	For the three months ended			For the six months ended
	August 31, 2013			August 31, 2013
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(410)	$84	$(33)	$(15)	$62	$(30)
Interest rate swaps	$349	$—	$—	$364	$—	$—

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	For the three months ended			For the six months ended
	August 31, 2012			August 31, 2012
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(46)	$157	$(27)	$429	$328	$152
Interest rate swaps	$—	$—	$—	$—	$—	$—

(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next nine months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of August 31, 2013, no contracts originally designated for hedge accounting were de-designated or terminated.

(4)    Investment Securities

As of August 31, 2013 and February 28, 2013, the Company had the following investments:

	August 31, 2013			February 28, 2013
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$3,809	$—	$3,809	$3,657	$—	$3,657
Available-for-sale
Cellstar	—	3	3	—	3	3
Bliss-tel	—	—	—	—	—	—
Held-to-maturity Investment	7,616	—	7,616	7,591	—	7,591
Total Marketable Securities	11,425	3	11,428	11,248	3	11,251
Other Long-Term Investment	2,289	—	2,289	2,319	—	2,319
Total Long-Term Investments	$13,714	$3	$13,717	$13,567	$3	$13,570

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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Available-For-Sale Securities

The Company’s available-for-sale marketable securities include a less than 20% equity ownership in CLST Holdings, Inc. (“Cellstar") and Bliss-tel Public Company Limited (“Bliss-tel").

Unrealized holding gains and losses, net of the related tax effect (if applicable), on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and reported in Other Income.

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three and six months ended August 31, 2013 or 2012. As of August 31, 2013, the Company owns 72,500,000 shares in its Bliss-tel investment, which carries a value of $0 at August 31, 2013 as a result of other-than-temporary impairment charges incurred in prior fiscal years. Management continues to monitor the performance of Bliss-tel and determined the estimated value of the investment to remain $0 at August 31, 2013. No additional investment was made in the Company during the six months ended August 31, 2013.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,289 accounted for by the cost method. As of August 31, 2013, the Company held approximately 16% of the outstanding shares of this company. No additional investment was made in the Company during the three and six months ended August 31, 2013.

(5)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

	Six Months Ended August 31, 2013
	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2013	(5,340)	(59)	(1,031)	(67)	(6,497)
Other comprehensive (loss) income before reclassifications	(562)	—	(12)	401	(173)
Reclassified from accumulated other comprehensive loss	—	—	—	(87)	(87)
Net current-period other comprehensive loss	(562)	—	(12)	314	(260)
Balance at August 31, 2013	(5,902)	(59)	(1,043)	247	(6,757)

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(6)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended August 31,
	2013	2012
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$420	$7,810
Cash paid during the period:
Interest (excluding bank charges)	$2,769	$2,912
Income taxes (net of refunds)	$3,876	$4,833

(7)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2013.

The Company granted 256,250 options during December of 2012, which vested on July 1, 2013, expire two years from date of vesting (June 30, 2015), have an exercise price equal to $6.79, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 2.50 years and a grant date fair value of $1.99 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 17,500 warrants during December of 2012 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrant table below and are considered exercisable at August 31, 2013.

During the three and six months ended August 31, 2013, the Company recorded $91 and $363, respectively, in stock-based compensation related to stock options and warrants. As of August 31, 2013, the Company had no unrecognized compensation costs related to non-vested stock options and warrants.

Six months ended
August 31, 2013
Dividend yield	0%
Volatility	51.3%
Risk-free interest rate	0.32%
Expected life (years)	2.5

Information regarding the Company's stock options and warrants is summarized below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2013	917,823	$6.85
Granted	—	—
Exercised	568,970	6.64
Forfeited/expired	—	—
Outstanding and exercisable at August 31, 2013	348,853	$7.19	1.48

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

The following table presents a summary of the Company's restricted stock activity for the six months ended August 31, 2013:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 28, 2013	33,334	$7.60
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at August 31, 2013	33,334	$7.60

During the three and six months ended August 31, 2013, the Company recorded $63 and $126, respectively, in stock-based compensation related to restricted stock awards. As of August 31, 2013, there was $127 of unrecognized stock-based compensation expense related to unvested restricted stock awards. This expense is expected to be fully recognized by February 28, 2014.

(8)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $5,730 and $4,984 for the three months ended August 31, 2013 and 2012, respectively, and $11,192 and $9,642 for the six months ended August 31, 2013 and 2012, respectively, and are included within engineering and technical support expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

(9)    Goodwill and Intangible Assets

The change in goodwill is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Balance at February 28, 2013	$146,680
Goodwill additions	—
Other adjustments including currency translation	697
Balance at August 31, 2013	$147,377

At August 31, 2013, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$69,142	$14,250	$54,892
Trademarks/Tradenames (3-12 years)	1,237	854	383
Patents (5-10 years)	10,012	2,345	7,667
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,428	128
Total finite-lived intangible assets	$83,347	$20,277	63,070
Indefinite-lived intangible assets
Trademarks			138,603
Total net intangible assets			$201,673

At February 28, 2013, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$69,293	$12,029	$57,264
Trademarks/Tradenames (3-12 years)	1,237	810	427
Patents (5-10 years)	9,998	1,894	8,104
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,383	173
Total finite-lived intangible assets	$83,484	$17,516	65,968
Indefinite-lived intangible assets
Trademarks			139,430
Total net intangible assets			$205,398

The Company recorded amortization expense of $1,442 and $1,432 for the three months ended August 31, 2013 and 2012, respectively, and $2,876 and $2,768 for the six months ended August 31, 2013 and 2012, respectively. The estimated aggregate amortization expense for the cumulative five years ending August 31, 2018 amounts to $28,259.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and six months ended August 31, 2013, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(10)    Equity Investments

As of August 31, 2013 and February 28, 2013, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2013	February 28, 2013
Current assets	$39,656	$34,409
Non-current assets	4,992	4,980
Current liabilities	6,014	4,353
Members' equity	38,634	35,036
	Six Months Ended August 31,
	2013	2012
Net sales	$50,633	$45,663
Gross profit	14,865	12,917
Operating income	6,481	5,080
Net income	6,503	5,100

The Company's share of income from ASA was $1,496 and $1,193 for the three months ended August 31, 2013 and 2012, respectively, and $3,252 and $2,550 for the six months ended August 31, 2013 and 2012, respectively.

(11)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2014 excluding discrete items is estimated to be 36.09% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended August 31, 2013, the Company recorded a provision for income taxes of $2,788, which consisted of U.S., state and local and foreign taxes, including a discrete provision of $56. The discrete provision relates to the accrual of interest for uncertain tax positions under ASC 740. For the three months ended August 31, 2012, the Company recorded a provision for income taxes of $2,277.

The effective tax rate for the six months ended August 31, 2013 was a provision for income taxes of 35.5% compared to a benefit for income taxes of 34.1% in the comparable prior period.  The effective tax rate for the six months ended August 31, 2013 is different than the statutory rate primarily due to state and local taxes, differences between the U.S. and foreign tax rates, various federal and state tax credits and the discrete benefit related to complying with a state and local voluntary disclosure program.

(12)    Inventory

Inventories by major category are as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2013	February 28, 2013
Raw materials	$33,484	$35,240
Work in process	5,823	5,316
Finished goods	135,192	118,543
Inventory, net	$174,499	$159,099

(13)     Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2013	February 28, 2013
Debt
Domestic bank obligations (a)	$107,900	$154,335
Euro asset-based lending obligation (b)	991	1,341
Euro term loan agreement (c)	—	695
Schwaiger mortgage (d)	1,772	1,888
Klipsch notes (e)	8,134	8,388
Audiovox Germany loans (f)	8,029	8,369
Hirschmann line of credit (g)	—	—
Total debt	126,826	175,016
Less: current portion of long-term debt	18,135	26,020
Total long-term debt	$108,691	$148,996

(a)          Domestic Bank Obligations

On March 14, 2012, the Company amended and restated its $175 million Credit Facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a revolving credit facility of $130 million (comprised of a U.S. revolving credit facility of $80 million and a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros); and a five year term loan facility in the aggregate principal amount of $75 million. $110 million of the U. S. and Euro revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the periods from September 1, 2012 through January 31, 2013 and from September 1, 2013 through November 30, 2013. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans.

Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. As of August 31, 2013, the interest rate on the facility was 2.53%.

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

On April 30, 2013, the Company entered into two interest rate swap agreements to hedge LIBOR interest rate exposure related to a portion of the Amended Facility borrowings. The first interest rate swap agreement applies to interest payments related to the first $60 million of the term loan portion of the Amended Facility and the second swap agreement applies to interest payments related to the first $25 million of the U.S. revolving credit facility balance. The interest rate swap agreements fix the LIBOR rates for these two portions of the Amended Facility at 0.515% and 0.518%, respectively, and mature on February 28, 2017 and April 29, 2016, respectively. For the quarter ended August 31, 2013, these cash flow hedges were deemed to be highly effective. Refer to Note 3 for the unrecognized gain recorded for the quarter ended August 31, 2013 and the interest rate swap asset balance at August 31, 2013.

The Amended Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter, consisting of a Total Leverage Ratio, a Consolidated EBIT to Consolidated Interest Expense Ratio and Capital Expenditures.

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items (including capital expenditures). As of August 31, 2013, the Company was in compliance with all debt covenants.

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

On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann. As of August 31, 2013, approximately $108 million was outstanding under the line.

As a result of the amendment to the Credit Facility, the Company incurred debt financing costs of approximately $3.4 million which are recorded as deferred financing costs. The Company accounted for the amendment as a modification of debt and added these costs to the remaining financing costs related to the original Credit Facility of $3 million. These deferred financing costs have been included in other assets on the accompanying consolidated balance sheet and are being amortized through interest and bank charges over the five year term of the Amended Facility. During the three and six months ended August 31, 2013, the Company amortized $344 and $688 of these costs, respectively, compared to $303 and $605 during the three and six months ended August 31, 2012, respectively, which are recorded in interest expense.

(b)          Euro Asset-Based Lending Obligation

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Foreign bank obligations include a financing arrangement entered into in October 2000, totaling €16,000 and consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2013.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9% (2.1% at August 31, 2013), and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of August 31, 2013, the amount of non-factored accounts receivable exceeded the amounts outstanding under this obligation.

(c)          Euro Term Loan Agreement

On March 30, 2008, Audiovox Germany entered into a new €5,000 term loan agreement. This agreement was for a five year term with a financial institution and was used to repay the Audiovox Germany intercompany debt to VOXX International Corporation. Interest accrued at a fixed rate of 4.82% and payments under the term loan were made in two semi-annual installments. The loan ended on March 31, 2013 and has been fully paid.

(d)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)    Klipsch Notes

Included in this balance is a note payable on a facility included in the assets acquired in connection with the Klipsch transaction on March 1, 2011 and assumed by Voxx. The balance at August 31, 2013 is $649 and will be fully paid by the end of Fiscal 2018.

On April 20, 2012, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN for $10.9 million. The Company paid $3.1 million cash at closing and assumed the mortgage held by the seller, Woodview LLC, in the amount of $7.8 million. Woodview LLC was a related party, as certain members are executives of Klipsch. The mortgage was due in June 2013 bearing interest at 5.85%. On June 3, 2013, the Company refinanced this mortgage with Wells Fargo for an amount totaling $7.8 million. The new mortgage is due in May 2023 and the interest rate is equal to the 1-month LIBOR plus 2.25%. Simultaneously on June 3, 2013, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure and will pay a fixed rate of 3.92% under the swap agreement. The balance of the mortgage at August 31, 2013 was $7,485.

(f)    Audiovox Germany Loans

Included in this balance is a mortgage on the land and building housing Audiovox Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(g)    Hirschmann Line of Credit

On July 15, 2012, Hirschmann entered into an agreement for a €6,000 working capital line of credit with a financial institution. The agreement is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (2.2% at August 31, 2013) and the line of credit is guaranteed by VOXX International Corporation. There was no outstanding balance on the line of credit as of August 31, 2013 and February 28, 2013.

(14)     Other Income (Expense)

Other income (expense) is comprised of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Loss on foreign currency contracts related to Hirschmann acquisition	$—	$—	$—	$(2,670)
Net settlement gains (losses) (see Note 19)	4,025	—	4,025	(7,565)
Foreign currency gain (loss)	64	19	(169)	340
Interest income	130	194	272	371
Rental income	412	280	721	473
Miscellaneous	1,081	(836)	879	(948)
Total other, net	$5,712	$(343)	$5,728	$(9,999)

Included in Miscellaneous for the three and six months ended August 31, 2013 is income related to the recovery of funds from Circuit City of approximately $900 that had been owed to Klipsch and written off prior to Voxx's acquisition of this subsidiary.

(15)    Foreign Currency

The Company has certain operations in Venezuela. Venezuela has been operating in a difficult economic environment, which has been troubled with local political issues and various foreign currency and price controls. The country has experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors may have a negative impact on our business and our financial condition. In 2003, Venezuela created the Commission of Administration of Foreign Currency ("CADIVI") which establishes and administers currency controls and their associated rules and regulations. These controls include creating a fixed exchange rate between the Bolivar Fuerte and the U.S. Dollar, and the ability to restrict the exchange of Bolivar Fuertes for U.S. Dollars and vice versa.

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

Total lease payments required under all related party leases for the five-year period ending August 31, 2018 are $5,629.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

At August 31, 2013, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2014	$626	$5,800
2015	626	4,523
2016	626	1,601
2017	990	522
2018	1,002	230
Thereafter	5,681	659
Total minimum lease payments	9,551	$13,335
Less: minimum sublease income	1,560
Net	7,991
Less: amount representing interest	1,814
Present value of net minimum lease payments	6,177
Less: current installments included in accrued expenses and other current liabilities	234
Long-term capital obligation	$5,943

At August 31, 2013, minimum annual rental payments on related party leases from its principal stockholder, including the capital lease payments, which are included in the above table, are as follows:

2014	$1,366
2015	1,390
2016	1,414
2017	828
2018	631
Thereafter	5,521
Total	$11,150

(17)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2013	February 28, 2013	August 31, 2013	February 28, 2013	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,883,749	21,300,670	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	1,816,132	1,816,132	N/A	N/A	N/A

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
Our Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, bluetooth speakers, soundbars, headphones, Apple AirPlay and DLNA (Digital Living Network Alliance).
Our Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and bluetooth speakers; personal sound amplifiers; and iPod docks/iPod sound, A/V connectivity, portable/home charging, reception, and digital consumer products.
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

Prior period disclosure of net sales by product category has been reclassified to conform with the new operating segment structure which had no impact on our consolidated financial statements. Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended August 31, 2013
Net sales	$98,959	$40,806	$43,548	$505	$183,818
Equity in income of equity investees	1,496	—	—	—	1,496
Interest expense and bank charges	1,954	1,876	2,505	(4,536)	1,799
Depreciation and amortization expense	2,125	843	582	441	3,991
Income (loss) before income taxes	6,389	1,947	(1,410)	725	7,651

Three Months Ended August 31, 2012
Net sales	$98,791	$44,727	$47,931	$266	$191,715
Equity in income of equity investees	1,193	—	—	—	1,193
Interest expense and bank charges	1,457	1,913	2,346	(4,023)	1,693
Depreciation and amortization expense	3,285	903	740	437	5,365
Income (loss) before income taxes	2,864	2,130	(1,000)	2,003	5,997

Six Months Ended August 31, 2013
Net sales	$203,837	$80,972	$91,163	$818	$376,790
Equity in income of equity investees	3,252	—	—	—	3,252
Interest expense and bank charges	3,851	3,702	4,998	(8,772)	3,779
Depreciation and amortization expense	4,193	1,748	1,174	846	7,961
Income (loss) before income taxes	10,953	2,606	(3,216)	514	10,857

Six Months Ended August 31, 2012
Net sales	$199,154	$84,212	$101,930	$455	$385,751
Equity in income of equity investees	2,550	—	—	—	2,550
Interest expense and bank charges	3,311	3,876	4,745	(7,995)	3,937
Depreciation and amortization expense	4,034	1,837	1,432	846	8,149
(Loss) income before income taxes	(4,770)	4,156	(1,578)	705	(1,487)

(19)    Contingencies

The Company is currently, and has in the past been a party to various routine legal proceedings incident to the ordinary course of business.  If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for.  The Company believes its outstanding litigation matters disclosed below will not have a material adverse effect on the Company's financial statements, individually or in the aggregate; however, due to the uncertain outcome of these matters, the Company disclosed specific matters as outlined below.

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by patent, trademark or other intellectual property owners.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company, or pay material amounts of damages. As of August 31, 2013, the Company has accrued approximately $1.2 million related to the potential infringement of certain patents for which the Company has been approached by third parties. No legal action has been taken against the Company as of August 31, 2013 related to these alleged infringements and the Company is currently consulting with legal counsel and engaging in discussions with the third parties in question in order to determine whether infringement has taken place and to remediate such issues,

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

if necessary. The Company believes this accrual is a reasonable estimate of the expenditures required to resolve these matters.

The Company has been a plaintiff in a class action lawsuit against several defendants relating to the alleged price fixing of certain thin film transistor liquid crystal display flat panels and certain products containing these panels purchased between the years 1999 and 2006, and the violation of U.S. antitrust laws. This class action suit was decided in favor of the plaintiffs and in July 2013, the judge in the case ordered the distribution of the settlement funds that had been ordered to be put aside by the defendants. Voxx received a sum of $5.2 million during the second quarter of Fiscal 2014 as a result of the distribution of these funds, which has been recorded in "Other Income (Expense)" in the Consolidated Statement of Operations and Comprehensive Income (Loss). A final accounting of these settlement funds has not been completed as of August 31, 2013 and Voxx expects to receive approximately $1.2 million of additional funds during the third quarter of Fiscal 2014. No gain contingencies were recorded for these additional funds as of August 31, 2013.

The Company was party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). During the third quarter of Fiscal 2012, the Company's claim for summary judgment was denied and the case was tried in the New York Supreme Court, Suffolk County. On June 29, 2012, the Company reached an agreement with MPEG and agreed to a settlement of $13.1 million in final resolution of the matter. As a result of this settlement, the Company recorded a charge of $9.5 million during the six months ended August 31, 2012 ($3.6 million had been estimated and recorded by the Company in Fiscal 2012). The charge was recorded in "Other (Expense) Income" in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has sought indemnification from its suppliers for royalty payments previously paid to them that it maintains they were responsible to remit to MPEG and has vigorously pursued its option under its indemnification agreements. The Company completed negotiations with one vendor for an amount of $1.1 million during the first quarter of Fiscal 2013, which was recorded as an offset to the settlement expense as a recovery in "Other (Expense)Income" on the Consolidated Statement of Operations and Comprehensive Income (Loss), for a net charge of $8.4 million for the six months ended August 31, 2012. Additional recoveries of $5.7 million were negotiated and recorded by the Company during the fourth quarter of Fiscal 2013. For the six months ended August 31, 2013, no additional recoveries have been recorded related to this lawsuit and the Company is not aware of any additional vendors that it may recover funds from related to this matter.

(20)    New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires an entity to report, either on the face of the statement where net income is presented, or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This disclosure only guidance is effective prospectively for fiscal years beginning after December 15, 2012 and has been adopted by the Company for the first quarter of Fiscal 2014.

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2013-10 allows the Fed Funds Effective Swap Rate (OIS) to be designated as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a material effect on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning in the first quarter of Fiscal 2015. The Company does not anticipate a material impact on the Company's financial position, results of operations or cash flows as a result of this change.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(21)    Subsequent Events

None to report.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2013 compared to the three and six months ended August 31, 2012. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three and six months ended August 31, 2013 compared to the three and six months ended August 31, 2012 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts and percentages presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., Audiovox Electronics Corporation ("AEC"), VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Audiovox Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Audiovox Mexico"), Technuity, Inc., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Schwaiger®, Spikemaster®, Recoton®, Road Gear®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

Reportable Segments

During the fourth quarter of Fiscal 2013, the Company realigned its subsidiaries into three operating segments based upon the Company's products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, bluetooth speakers, soundbars, headphones, Apple Air Play and DLNA (Digital Living Network Alliance). The Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and bluetooth speakers; personal sound amplifiers; and iPod docks/iPod sound, A/V connectivity, portable/home charging, reception and digital consumer products. See Note 18 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	wireless speakers

▪	bluetooth speakers,

▪	on-ear and in-ear headphones,

▪	soundbars,

▪	Airplay™ products, and

▪	DLNA (Digital Living Network Alliance).

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	bluetooth speakers,

▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products,

▪	camcorders,

▪	clock radios,

▪	digital voice recorders, and

▪	portable DVD players.

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

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended August 31, 2013. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income, which present the results of our operations for the three and six months ended August 31, 2013 and 2012.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2013 and 2012.

Net Sales

	August 31,
	2013	2012	$ Change	% Change
Three Months Ended:
Automotive	$98,959	$98,791	$168	0.2%
Premium Audio	40,806	44,727	(3,921)	(8.8)
Consumer Accessories	43,548	47,931	(4,383)	(9.1)
Corporate	505	266	239	89.8
Total net sales	$183,818	$191,715	$(7,897)	(4.1)%
Six Months Ended:
Automotive	$203,837	$199,154	$4,683	2.4%
Premium Audio	80,972	84,212	(3,240)	(3.8)
Consumer Accessories	91,163	101,930	(10,767)	(10.6)
Corporate	818	455	363	79.8
Total net sales	$376,790	$385,751	$(8,961)	(2.3)%

Automotive sales represented 53.8% and 54.1% of the net sales for the three and six months ended August 31, 2013, respectively, compared to 51.5% and 51.6% in the respective prior year periods. The Automotive group experienced increases in its OEM manufacturing lines during the three and six months ended August 31, 2013 due to the launch of new programs with Ford and Nissan at the end of the second quarter of Fiscal 2013, as well as a new project with Bentley and new remote access launches at Ford, Hyundai and Kia for the Company's remote start products. An additional driver of the increase in Automotive sales for the six months ended August 31, 2013 is due to the fact that the Company's Hirschmann subsidiary, which was acquired on March 14, 2012, was included in the Company's consolidated operations for the six months ended August 31, 2013, as compared to five and a half months of the prior year period. These increases were partially offset by the continued decline in satellite fulfillment sales, as more vehicles are being built with satellite radio; the decrease in sales of aftermarket car radios due to change in demand; as well as lower sales in Venezuela due to foreign currency restrictions resulting from current economic and political conditions.

Premium Audio sales represented 22.2% and 21.5% of our net sales for the three and six months ended August 31, 2013, respectively, compared to 23.3% and 21.8% in the respective prior year periods. The decrease in Premium Audio was primarily related to declines in our European sales as a result of current economic conditions and the discounting of certain products being phased out, offset by sales of new soundbar, bluetooth and cinema speaker products.

Consumer Accessory sales represented 23.7% and 24.2% of our net sales for the three and six months ended August 31, 2013, respectively, compared to 25.0% and 26.4% in the respective prior year periods. The decrease in the Consumer Accessories group was primarily related to decreased sales in our international markets as a result of the prior year conversion of analog to digital broadcasting in Germany, which resulted in higher than normal sales during the first half of Fiscal 2013, as well as due to current economic conditions. In addition, there have been continued decreases in sales of such products as camcorders, clock radios, digital players, digital voice recorders, rechargeable batteries and surge protectors as a result of competition, changes in demand, changes in technology, as well as planned exits of certain products begun during Fiscal 2013. These decreases were offset by increased sales of wireless speaker products, as well as the Company's personal sound amplifier products.

During the three and six months ended August 31, 2013, the release of unearned or unclaimed sales incentives was not material. We believe the reversal of earned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit and Gross Margin Percentage

	August 31,
	2013	2012	$ Change	% Change
Three Months Ended:
Automotive	28,562	26,642	$1,920	7.2%
	29.0%	26.9%
Premium Audio	13,729	15,924	(2,195)	(13.8)
	33.6%	35.6%
Consumer Accessories	11,278	11,919	(641)	(5.4)
	25.9%	24.9%
Corporate	533	201	332	165.2
	$54,102	$54,686	(584)	(1.1)%
	29.4%	28.5%
Six Months Ended:
Automotive	58,316	50,447	$7,869	15.6%
	28.6%	25.3%
Premium Audio	26,703	29,135	(2,432)	(8.3)
	33.0%	34.6%
Consumer Accessories	22,869	25,148	(2,279)	(9.1)
	25.1%	24.7%
Corporate	727	452	275	60.8
	$108,615	$105,182	3,433	3.3%
	28.8%	27.3%

Gross margins in the Automotive segment increased 210 and 330 basis points for the three and six months ended August 31, 2013, respectively, primarily as a result of improved margins related to tuners and antennas and increased sales of OEM related products, as well as the inclusion of Hirschmann's operations for the full six months ended August 31, 2013, as compared to five and a half months in the comparable prior year period. This was offset by decreases in sales in Venezuela as a result of economic and political conditions.

Gross margins in the Premium Audio segment decreased 200 and 160 basis points for the three and six months ended August 31, 2013, respectively, primarily as a result of declines in international sales due to European market conditions, as well as the discounting of certain products. This was partially offset by increases in sales of certain higher margin products, such as soundbars.

Gross margins in the Consumer Accessories segment increased 100 and 40 basis points for the three and six months ended August 31, 2013, respectively, primarily as a result of an increase in sales of higher margin products, such as wireless speakers and decreases in sales of lower margin products, such as camcorders, clock radios, digital players and digital voice recorders that the Company has been exiting. This was partially offset by decreases in international sales as a result of a prior year spike in analog to digital TV transition related product sales.

Operating Expenses and Operating Income

	August 31,
	2013	2012	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$12,602	$11,507	$1,095	9.5
General and administrative	29,043	29,591	(548)	(1.9)
Engineering and technical support	9,226	6,693	2,533	37.8
Restructuring expense	989	—	989	100.0
Acquisition-related costs	—	55	(55)	(100.0)
Total operating expenses	$51,860	$47,846	$4,014	8.4%

Operating income	$2,242	$6,840	$(4,598)	(67.2)%

Six Months Ended:
Operating expenses:
Selling	$25,725	$24,712	$1,013	4.1
General and administrative	57,981	54,816	3,165	5.8
Engineering and technical support	17,961	14,104	3,857	27.3
Restructuring expense	1,292	—	1,292	100.0
Acquisition-related costs	—	1,651	(1,651)	(100.0)
Total operating expenses	$102,959	$95,283	$7,676	8.1%

Operating income	$5,656	$9,899	$(4,243)	(42.9)%

Operating expenses increased $4,014 and $7,676 for the three and six months ended August 31, 2013, respectively, from $47,846 and $95,283 in the comparable prior year periods. The increase in total operating expenses was due primarily to increases in salaries as a result of employee salary increases, additional hirings and stock option activity, and increased research and development and trade show expenses as a result of new programs. The Company also incurred restructuring expenses during the three and six months ended August 31, 2013 as a result of the closing of one of its warehouses and the implementation of an integrated ERP system, resulting in certain lease termination, moving and severance costs. Operating expenses were also higher for the six months ended August 31, 2013 due to our acquisition of Hirschmann on March 14, 2012, which was included in the consolidated operations of the Company for the full six months ended August 31, 2013 as compared to the five and a half months of the prior year period. These increases in operating expenses were partially offset by decreases in professional and legal fees due to the absence of acquisition costs during the three and six months ended August 31, 2013, as well as reduced legal activity during the first half of Fiscal 2014 as compared to the prior year period. The Company has also continued to reduce occupancy costs during the three and six months ended August 31, 2013 as a result of the consolidation of groups into the Klipsch headquarters facility that was purchased during the first quarter of Fiscal 2013.

Other Income (Expense)

	August 31,
	2013	2012	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,799)	$(1,693)	$(106)	6.3%
Equity in income of equity investees	1,496	1,193	303	25.4
Other, net	5,712	(343)	6,055	1,765.3
Total other (expense) income	$5,409	$(843)	$6,252	741.6%

Six Months Ended:
Interest and bank charges	$(3,779)	$(3,937)	$158	(4.0)%
Equity in income of equity investees	3,252	2,550	702	27.5
Other, net	5,728	(9,999)	15,727	157.3
Total other (expense) income	$5,201	$(11,386)	$16,587	145.7%

Interest and bank charges represent expenses for bank obligations of VOXX International Corporation and Audiovox Germany, interest for capital leases and amortization of the debt discount on our credit facility.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries. The increase in income for the three and six months ended August 31, 2013 is due to the improved performance of this entity, as it has expanded distribution into markets, such as heavy duty trucks and marine vehicles.

Other, net, during both the three and six months ended August 31, 2013 primarily included funds received by the Company in a class action settlement of approximately $5.2 million, as well as approximately $900 related to the recovery of funds from Circuit City that had been previously written off by Klipsch prior to Voxx's acquisition of the subsidiary. This was offset by an accrual of $1.2 million for estimated patent settlements with certain third parties. Other, net, during the six months ended August 31, 2012 included charges in connection with a patent suit of approximately $8,400, and losses on forward exchange contracts of approximately $2,700 incurred in conjunction with the Hirschmann acquisition. These charges were partially offset by income recorded related to favorable legal settlements received by Klipsch of approximately $800 during the six months ended August 31, 2012.

Income Tax Provision/Benefit

The effective tax rate for the three and six months ended August 31, 2013 was a provision for income taxes of 36.4% and 35.5%, respectively, compared to a provision (benefit) of 38.0% and (34.1)% in the comparable prior periods.  The effective tax rate for the six months ended August 31, 2013 is different than the statutory rate primarily due to state and local taxes, differences between the U.S. and foreign tax rates, various federal and state tax credits and the discrete benefit related to complying with a state and local voluntary disclosure program.

Net Income (Loss)

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net income (loss)	$4,863	$3,720	$7,005	$(980)
Net income (loss) per common share:
Basic	$0.20	$0.16	$0.29	$(0.04)
Diluted	$0.20	$0.16	$0.29	$(0.04)

Net income for the three and six months ended August 31, 2013 was $4,863 and $7,005, respectively, compared to net income (loss) of $3,720 and $(980) for the three and six months ended August 31, 2012, respectively. Net income for both the three and six months ended August 31, 2013 was favorably impacted by improved gross margins, improved performance of the Company's equity investment, decreases in acquisition and other professional fees due to a decrease in related activities, as well as a favorable outcome in a class action lawsuit resulting in the receipt of $5.2 million of settlement funds, as well as recoveries from Circuit City of accounts previously written off by Klipsch, pre-acquisition, of approximately $900. Net income for the six months ended August 31, 2012 was unfavorably impacted by expenses associated with the patent lawsuit and losses on forward exchange contracts, offset by income related to favorable legal settlements received by Klipsch.

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

Reconciliation of GAAP Net Income to Adjusted EBITDA

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net income	$4,863	$3,720	$7,005	$(980)
Adjustments:
Interest expense and bank charges	1,799	1,693	3,779	3,937
Depreciation and amortization	3,991	5,365	7,961	8,149
Income tax expense (benefit)	2,788	2,277	3,852	(507)
EBITDA	13,441	13,055	22,597	10,599
Stock-based compensation	154	64	489	127
Circuit City recovery	(940)	—	(940)	—
Net settlements	(4,025)	—	(4,025)	7,565
Asia warehouse relocation	(208)	268	(208)	789
Restructuring charges	989	—	1,292	—
Acquisition related costs	—	55	—	1,651
Loss on foreign exchange as a result of Hirschmann acquisition	—	—	—	2,670
Adjusted EBITDA	$9,411	$13,442	$19,205	$23,401
Diluted earnings (loss) per common share	$0.20	$0.16	$0.29	$(0.04)
Diluted adjusted EBITDA per common share	$0.39	$0.57	$0.80	$1.00

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2013, we had working capital of $168,380 which includes cash and short-term investments of $13,386, compared with working capital of $200,703 at February 28, 2013, which included cash and short-term investments of $19,777. The decrease in cash is primarily due to repayments of the outstanding balance on our amended credit facility, partially offset by an increase in accounts payable and a decrease in accounts and vendor receivables, as well as the exercise of stock options and an increase in inventory.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $45,119 for the six months ended August 31, 2013 principally due to decreased accounts receivables and an increase in accounts payable, offset by an increase in inventory.

•	The Company experienced increased accounts receivable turnover of 6.0 during the six months ended August 31, 2013 compared to 5.7 during the six months ended August 31, 2012.

•	Inventory turnover decreased slightly to 2.8 during the six months ended August 31, 2013 compared to 3.0 during the six months ended August 31, 2012.

Investing activities used cash of $5,731 during the six months ended August 31, 2013, primarily due to capital additions related to the Company's system upgrade.

Financing activities used cash of $44,715 during the six months ended August 31, 2013, primarily due to repayments of bank obligations, offset by the refinancing of one of the Company's mortgages and proceeds from the exercise of stock options.

On March 14, 2012, the Company amended and restated its revolving credit facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a U.S. revolving credit facility of $80 million; a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros; and a five year term loan facility in the aggregate principal amount of $75 million. $110 million of the U. S. and Euro revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million is available during the three month periods from September 1, 2012 through January 31, 2013 and from September 1, 2013 through November 30, 2013. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans. Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. On March 14, 2012, the Company borrowed approximately $148 million under this amended credit facility as a result of its stock purchase agreement related to Hirschmann and the repayment of the former facility. As of August 31, 2013, the Company was in compliance with all debt covenants related to the Amended Facility. Further details regarding the facility are outlined in Note 13(a) of this report. At August 31, 2013, the Company had $717 outstanding in standby letters of credit. No commercial letters of credit were outstanding as of August 31, 2013.
Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2013, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,551	$626	$1,252	$1,992	$5,681
Operating leases (2)	13,335	5,800	6,124	752	659
Total contractual cash obligations	$22,886	$6,426	$7,376	$2,744	$6,340

Other Commitments
Bank obligations (3)	$108,891	$15,991	$—	$92,900	$—
Stand-by and commercial letters of credit (4)	717	717	—	—	—
Other (5)	22,407	2,144	7,018	9,416	3,829
Contingent earn-out payments (6)	3,433	2,455	978	—	—
Pension obligation (7)	8,635	566	1,228	515	6,326
Unconditional purchase obligations (8)	131,061	131,061	—	—	—
Total other commitments	$275,144	$152,934	$9,224	$102,831	$10,155
Total commitments	$298,030	$159,360	$16,600	$105,575	$16,495

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $234 and $5,943, respectively at August 31, 2013.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Audiovox Germany Euro asset-based lending facility at August 31, 2013.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

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

9.
At August 31, 2013, the Company had unrecognized tax benefits of $9,478. A reasonable estimate of the timing related to these liabilities is not possible, therefore, such amounts are not reflected in this contractual obligation and commitments schedule.

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

Acquisitions

On March 14, 2012, the Company, through its wholly-owned subsidiary, VOXX International (Germany) GmbH, acquired all of the issued and outstanding shares of Car Communication Holding GmbH and its worldwide subsidiaries ("Hirschmann"). There have been no acquisitions during Fiscal 2014.

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

Total lease payments required under all related party leases for the five-year period ending August 31, 2018 are $5,629.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 20 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, Denmark, the Netherlands, France and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and six months ended August 31, 2013, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would not have had a material impact on our consolidated sales or net income. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented 0.57% of quarterly and year to date sales. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds. See Note 4 to the consolidated financial statements included herein.

In connection with the Amended Facility and the mortgage related to the Klipsch headquarters, we have debt in the amount of $107,900 and $7,485, respectively, at August 31, 2013. Interest on the Amended Facility is charged at LIBOR plus 0.25 - 2.25%. Interest on the Klipsch mortgage is charged at LIBOR plus 2.25%. We have entered into two interest rate swaps for two portions of the Amended Facility, with notional amounts of $25,000 and $52,500 at August 31, 2013 and one interest rate swap for the Klipsch mortgage with a notional amount of $7,670 at August 31, 2013. These swaps protect against LIBOR interest rates rising above 0.518% and 0.515% (exclusive of credit spread) on the two Amended Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, and fixes the interest rate on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023.

As of August 31, 2013, the fair value of our interest rate swaps recorded in other assets on our Consolidated Balance Sheet was $364, which represents the amount that would be received upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2013 in order to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 19 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 14 of the Form 10-K for the fiscal year ended February 28, 2013 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and six months ended August 31, 2013.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 9, 2013

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer