Form 10-Q
period 2013-11-30
VOXX International Corp
filed 2014-01-08
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 7, 2014
Class A Common Stock	22,114,449	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	November 30, 2013	February 28, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,328	$19,777
Accounts receivable, net	181,461	152,596
Inventory, net	160,853	159,099
Receivables from vendors	6,407	9,943
Prepaid expenses and other current assets	12,718	12,017
Income tax receivable	439	448
Deferred income taxes	4,472	3,362
Total current assets	382,678	357,242
Investment securities	14,160	13,570
Equity investments	20,089	17,518
Property, plant and equipment, net	79,754	76,208
Goodwill	149,075	146,680
Intangible assets, net	201,495	205,398
Deferred income taxes	901	924
Other assets	11,478	11,732
Total assets	$859,630	$829,272
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76,347	$56,894
Accrued expenses and other current liabilities	61,503	51,523
Income taxes payable	8,543	5,103
Accrued sales incentives	21,373	16,821
Deferred income taxes	1,169	178
Current portion of long-term debt	19,047	26,020
Total current liabilities	187,982	156,539
Long-term debt	115,963	148,996
Capital lease obligation	5,876	5,764
Deferred compensation	5,630	4,914
Other tax liabilities	8,661	9,631
Deferred tax liabilities	44,382	43,944
Other long-term liabilities	14,882	14,948
Total liabilities	383,376	384,736
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	276	254
Paid-in capital	289,604	283,971
Retained earnings	207,597	185,168
Accumulated other comprehensive loss	(2,872)	(6,497)
Treasury stock	(18,351)	(18,360)
Total stockholders' equity	476,254	444,536
Total liabilities and stockholders' equity	$859,630	$829,272

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Net sales	$245,814	$243,036	$622,604	$628,787
Cost of sales	177,016	173,087	445,191	453,656
Gross profit	68,798	69,949	177,413	175,131
Operating expenses:
Selling	15,026	13,515	40,751	38,227
General and administrative	31,422	29,650	89,403	84,466
Engineering and technical support	5,740	6,938	23,701	21,042
Restructuring expense	32	—	1,324	—
Acquisition-related costs	—	56	—	1,707
Total operating expenses	52,220	50,159	155,179	145,442
Operating income	16,578	19,790	22,234	29,689
Other income (expense):
Interest and bank charges	(1,830)	(2,286)	(5,609)	(6,223)
Equity in income of equity investees	1,520	1,180	4,772	3,730
Other, net	5,565	776	11,293	(9,223)
Total other income (expense), net	5,255	(330)	10,456	(11,716)
Income before income taxes	21,833	19,460	32,690	17,973
Income tax expense	6,409	6,258	10,261	5,751
Net income	$15,424	$13,202	$22,429	$12,222
Other comprehensive income (loss):
Foreign currency translation adjustments	4,658	1,469	4,096	(3,723)
Derivatives designated for hedging	(744)	(93)	(430)	7
Pension plan adjustments	(29)	—	(41)	—
Unrealized holding gain on available-for-sale investment securities arising during the period, net of tax	—	—	—	6
Other comprehensive income (loss), net of tax	3,885	1,376	3,625	(3,710)
Comprehensive income	$19,309	$14,578	$26,054	$8,512

Net income per common share (basic)	$0.63	$0.56	$0.93	$0.52
Net income per common share (diluted)	$0.63	$0.56	$0.93	$0.52
Weighted-average common shares outstanding (basic)	24,341,897	23,434,965	24,060,492	23,377,859
Weighted-average common shares outstanding (diluted)	24,424,956	23,536,140	24,209,611	23,593,040

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended November 30,
	2013	2012
Cash flows from operating activities:
Net income	$22,429	$12,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,000	12,173
Amortization of debt discount	1,033	907
Bad debt expense	632	1,061
Equity in income of equity investees	(4,772)	(3,730)
Distribution of income from equity investees	2,201	1,665
Deferred income tax expense	(58)	114
Non-cash compensation adjustment	431	378
Non-cash stock based compensation expense	552	190
Gain (loss) on sale of property, plant and equipment	12	(16)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(28,212)	(18,508)
Inventory	(483)	(21,399)
Receivables from vendors	3,549	2,543
Prepaid expenses and other	(953)	1,527
Investment securities-trading	(592)	(131)
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	32,154	6,403
Income taxes payable	2,410	(1,796)
Net cash provided by (used in) operating activities	42,333	(6,397)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,585)	(15,793)
Purchase of long-term investments	—	(261)
Increase (decrease) in notes receivable	83	(181)
Purchase of acquired business (net of cash acquired)	—	(105,560)
Net cash used in investing activities	(9,502)	(121,795)
Cash flows from financing activities:
Repayment of short-term debt	—	(98)
Principal payments on capital lease obligation	(270)	(242)
Repayment of bank obligations	(48,249)	(10,904)
Borrowings on bank obligations	7,800	147,397
Deferred financing costs	—	(3,445)
Proceeds from exercise of stock options	5,275	2,025
Net cash (used in) provided by financing activities	(35,444)	134,733
Effect of exchange rate changes on cash	(836)	(1,954)
Net (decrease) increase in cash and cash equivalents	(3,449)	4,587
Cash and cash equivalents at beginning of period	19,777	13,606
Cash and cash equivalents at end of period	$16,328	$18,193

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding	24,341,897	23,434,965	24,060,492	23,377,859
Effect of dilutive securities:
Stock options and warrants	83,059	101,175	149,119	215,181
Weighted-average common shares and potential common shares outstanding	24,424,956	23,536,140	24,209,611	23,593,040

Stock options and warrants of 0 and 268,650 for the three months ended November 30, 2013 and 2012 and 0 and 89,550 for the nine months ended November 30, 2013 and 2012, respectively, were not included in the net income per diluted share calculation because the exercise price of these options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at November 30, 2013:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Derivatives
Designated for hedging	$(589)	$—	$(589)
Not designated	—	—	—
Total derivatives	$(589)	$—	$(589)
Long-term investment securities:
Trading securities	$4,249	$4,249	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,908	—	—
Total long-term investment securities	$14,160	$4,252	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2013:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Derivatives
Designated for hedging	$(10)	$—	$(10)
Not designated	(21)	—	(21)
Total derivatives	$(31)	$—	$(31)
Long-term investment securities:
Trading securities	$3,657	$3,657	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,910	—	—
Total long-term investment securities	$13,570	$3,660	$—

(a)	There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of these investments.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. During April 2013, the Company entered into two interest rate swap agreements to hedge interest rate exposure related to the forecasted outstanding borrowings on a portion of its amended credit facility ("Amended Facility") maturing on February 28, 2017. In June 2013, the Company entered into a third interest rate swap agreement to hedge interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, with monthly payments due through May 2023. The two swap agreements related to the Amended Facility lock the Company's LIBOR rates at 0.515% and 0.518% (exclusive of credit spread) for the respective agreements through the swaps' maturities. The swap agreement related to the Company's mortgage locks the interest rate on the debt at 3.92% (inclusive of credit spread) through the end of the mortgage. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Forward foreign currency contracts not designated under hedged transactions are valued at spot rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 15 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $(84) and $(114) for the three and nine months ended November 30, 2013, respectively, and $(101) and $51 for the three and nine months ended November 30, 2012, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments and has held certain instruments not so designated. The following table discloses the fair value as of November 30, 2013 and February 28, 2013 for both types of derivative instruments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2013	February 28, 2013
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(443)	$(87)
	Prepaid expenses and other current assets	—	77
Interest rate swap agreements	Other liabilities	(146)	—

Derivatives not designated
Foreign currency contracts	Accrued expenses and other current liabilities	—	(21)

Total derivatives		$(589)	$(31)

In connection with the acquisition of Hirschmann on March 14, 2012, the Company acquired foreign currency contracts which were unable to qualify for hedge accounting for the quarter ended November 30, 2012. None of these contracts are still outstanding at November 30, 2013. Four of these contracts settled during the nine months ended November 30, 2013, respectively, for a gain of $32.

Cash flow hedges

During Fiscal 2013 and during the third quarter of Fiscal 2014, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $18,200 and are designated as cash flow hedges at November 30, 2013. The current outstanding notional value of the Company's three interest rate swaps at November 30, 2013 is $48,750, $25,000 and $7,475. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2013 and 2012 was as follows:

	For the three months ended			For the nine months ended
	November 30, 2013			November 30, 2013
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(455)	$(129)	$(84)	$(470)	$(67)	$(114)
Interest rate swaps	$(510)	$—	$—	$146	$—	$—

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	For the three months ended			For the nine months ended
	November 30, 2012			November 30, 2012
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(11)	$(212)	$(101)	$418	$(226)	$51
Interest rate swaps	$—	$—	$—	$—	$—	$—

(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next eighteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of November 30, 2013, no contracts originally designated for hedge accounting were de-designated or terminated.

(4)    Investment Securities

As of November 30, 2013 and February 28, 2013, the Company had the following investments:

	November 30, 2013			February 28, 2013
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$4,249	$—	$4,249	$3,657	$—	$3,657
Available-for-sale
Cellstar	—	3	3	—	3	3
Bliss-tel	—	—	—	—	—	—
Held-to-maturity Investment	7,628	—	7,628	7,591	—	7,591
Total Marketable Securities	11,877	3	11,880	11,248	3	11,251
Other Long-Term Investment	2,280	—	2,280	2,319	—	2,319
Total Long-Term Investments	$14,157	$3	$14,160	$13,567	$3	$13,570

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three and nine months ended November 30, 2013 or 2012. As of November 30, 2013, the Company owns 72,500,000 shares in its Bliss-tel investment, which carries a value of $0 at November 30, 2013 as a result of other-than-temporary impairment charges incurred in prior fiscal years. Management continues to monitor the performance of Bliss-tel and determined the estimated value of the investment to remain $0 at November 30, 2013.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,280 accounted for by the cost method. As of November 30, 2013, the Company held 16.9% of the outstanding shares of this company. No additional investment was made in the Company during the three and nine months ended November 30, 2013.

(5)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2013	(5,340)	(59)	(1,031)	(67)	(6,497)
Other comprehensive income (loss) before reclassifications	4,096	—	(41)	(275)	3,780
Reclassified from accumulated other comprehensive loss	—	—	—	(155)	(155)
Net current-period other comprehensive loss	4,096	—	(41)	(430)	3,625
Balance at November 30, 2013	(1,244)	(59)	(1,072)	(497)	(2,872)

(6)    Supplemental Cash Flow Information

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended November 30,
	2013	2012
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$—	$7,810
Cash paid during the period:
Interest (excluding bank charges)	$4,029	$4,672
Income taxes (net of refunds)	$7,425	$4,184

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

In addition, the Company issued 17,500 warrants during December of 2012 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrant table below and are considered exercisable at November 30, 2013.

During the three and nine months ended November 30, 2013, the Company recorded $0 and $363, respectively, in stock-based compensation related to stock options and warrants. As of November 30, 2013, the Company had no unrecognized compensation costs related to non-vested stock options and warrants.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2013	917,823	$6.85
Granted	—	—
Exercised	773,673	6.83
Forfeited/expired	—	—
Outstanding and exercisable at November 30, 2013	144,150	$6.90	1.43

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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The following table presents a summary of the Company's restricted stock activity for the nine months ended November 30, 2013:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 28, 2013	33,334	$7.60
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at November 30, 2013	33,334	$7.60

During the three and nine months ended November 30, 2013, the Company recorded $63 and $189, respectively, in stock-based compensation related to restricted stock awards. As of November 30, 2013, there was $64 of unrecognized stock-based compensation expense related to unvested restricted stock awards. This expense is expected to be fully recognized by February 28, 2014.

(8)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $2,353 and $3,894 for the three months ended November 30, 2013 and 2012, respectively, and $13,676 and $12,821 for the nine months ended November 30, 2013 and 2012, respectively, net of customer reimbursement, and are included within engineering and technical support expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Revenues earned from the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services are not central to the Company's operations. For the three and nine months ended November 30, 2013, the Company recorded $5,077 and $6,432, respectively, of development service revenue as a reduction of research and development expense based upon the achievement of a milestone. For the three and nine months ended 2012 the Company recorded $1,960 and $850, respectively, of development service revenue as a reduction of research and development expense based upon the achievement of a milestone.

(9)    Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 28, 2013	$146,680
Goodwill additions	—
Other adjustments including currency translation	2,395
Balance at November 30, 2013	$149,075

At November 30, 2013, intangible assets consisted of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$69,904	$15,593	$54,311
Trademarks/Tradenames (3-12 years)	1,237	876	361
Patents (5-10 years)	10,227	2,615	7,612
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,451	105
Total finite-lived intangible assets	$84,324	$21,935	62,389
Indefinite-lived intangible assets
Trademarks			139,106
Total net intangible assets			$201,495

At February 28, 2013, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$69,293	$12,029	$57,264
Trademarks/Tradenames (3-12 years)	1,237	810	427
Patents (5-10 years)	9,998	1,894	8,104
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,383	173
Total finite-lived intangible assets	$83,484	$17,516	65,968
Indefinite-lived intangible assets
Trademarks			139,430
Total net intangible assets			$205,398

The Company recorded amortization expense of $1,453 and $1,331 for the three months ended November 30, 2013 and 2012, respectively, and $4,329 and $4,099 for the nine months ended November 30, 2013 and 2012, respectively. The estimated aggregate amortization expense for the cumulative five years ending November 30, 2018 amounts to $28,151.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and nine months ended November 30, 2013, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(10)    Equity Investments

As of November 30, 2013 and February 28, 2013, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2013	February 28, 2013
Current assets	$41,676	$34,409
Non-current assets	5,136	4,980
Current liabilities	6,634	4,353
Members' equity	40,178	35,036
	Nine Months Ended November 30,
	2013	2012
Net sales	$71,504	$67,066
Gross profit	21,942	19,343
Operating income	9,503	7,434
Net income	9,544	7,460

The Company's share of income from ASA was $1,520 and $1,180 for the three months ended November 30, 2013 and 2012, respectively, and $4,772 and $3,730 for the nine months ended November 30, 2013 and 2012, respectively.

(11)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2014 excluding discrete items is estimated to be 35.17% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended November 30, 2013, the Company recorded a provision for income taxes of $6,409, which consisted of U.S., state and local and foreign taxes, including a discrete benefit of $1,173. The discrete benefit relates to U.S. effects of foreign operations, the tax effects of certain foreign tax matters, the reversal of a state and local uncertain tax position, offset by a provision related to the accrual of interest for uncertain tax positions under ASC 740. For the three months ended November 30, 2012, the Company recorded a provision for income taxes of $6,258.

The effective tax rate for the nine months ended November 30, 2013 was a provision for income taxes of 31.4% compared to a benefit for income taxes of 32.0% in the comparable prior period.  The effective tax rate for the nine months ended November 30, 2013 is different than the statutory rate primarily due to state and local taxes, U.S. effects of foreign operations, the tax effects of certain foreign tax matters and various federal and state tax credits.

(12)    Inventory

Inventories by major category are as follows:

	November 30, 2013	February 28, 2013
Raw materials	$29,949	$35,240
Work in process	5,674	5,316
Finished goods	125,230	118,543
Inventory, net	$160,853	$159,099

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(13)     Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2013	February 28, 2013
Debt
Domestic bank obligations (a)	$115,250	$154,335
Euro asset-based lending obligation (b)	1,869	1,341
Euro term loan agreement (c)	—	695
Schwaiger mortgage (d)	1,749	1,888
Klipsch notes (e)	8,124	8,388
Audiovox Germany loans (f)	8,018	8,369
Hirschmann line of credit (g)	—	—
Total debt	135,010	175,016
Less: current portion of long-term debt	19,047	26,020
Total long-term debt	$115,963	$148,996

(a)          Domestic Bank Obligations

As of November 30, 2013, the Company has a Credit Facility (the "Facility") with Wells Fargo. The Facility provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a revolving credit facility of $130 million (comprised of a U.S. revolving credit facility of $80 million and a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros); and a five year term loan facility in the aggregate principal amount of $75 million. $110 million of the U. S. and Euro revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million was available during the periods from September 1, 2012 through January 31, 2013 and from September 1, 2013 through November 30, 2013. The Amended Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans.

Generally, the Company may designate specific borrowings under the Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. As of November 30, 2013, the interest rate on the Facility was 2.28%.

The $75 million five year term loan facility is payable in twenty quarterly installments of principal commencing May 31, 2012, each in the amount of $3,750. All other amounts outstanding under the Facility will mature and become due on March 13, 2017. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Facility may be irrevocably reduced at any time without premium or penalty.

On April 30, 2013, the Company entered into two interest rate swap agreements to hedge LIBOR interest rate exposure related to a portion of the Facility borrowings. The first interest rate swap agreement applies to interest payments related to the first $60 million of the term loan portion of the Facility and the second swap agreement applies to interest payments related to the first $25 million of the U.S. revolving credit facility balance. The interest rate swap agreements fix the LIBOR rates for these two portions of the Facility at 0.515% and 0.518%, respectively, and mature on February 28, 2017 and April 29, 2016, respectively. For the quarter ended November 30, 2013, these cash flow hedges were deemed to be highly effective. Refer to Note 3 for the

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

unrecognized gain recorded for the quarter ended November 30, 2013 and the interest rate swap asset balance at November 30, 2013.

The Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter, consisting of a Total Leverage Ratio, a Consolidated EBIT to Consolidated Interest Expense Ratio and Capital Expenditures.

The Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items (including capital expenditures). As of November 30, 2013, the Company was in compliance with all debt covenants.

The Facility contains customary events of default, including, without limitation: failure to pay principal thereunder when due; failure to pay any interest or other amounts thereunder for a period of three (3) business days after becoming due; failure to comply with certain agreements or covenants contained in the Facility; failure to satisfy certain judgments against a Loan Party or any of its Subsidiaries (other than Immaterial Subsidiaries); certain insolvency and bankruptcy events; and failure to pay when due certain other indebtedness in an amount in excess of $5 million.

The Obligations under the Facility are secured by a general lien on and security interest in the assets of certain entities of the Company, including accounts receivable, equipment, substantially all of the real estate, general intangibles and inventory provided that the assets of Hirschmann Car Communication GmbH and the foreign guarantors will only secure the Foreign Obligations. All Guarantors other than subsidiaries of Hirschmann Car Communication GmbH have jointly and severally guaranteed (or will jointly and severally guarantee) the obligations of any and all Credit Party Obligations, and each Foreign Guarantor will jointly and severally guarantee the obligations of Hirschmann Car Communications GmbH under the Credit Agreement (i.e., the Foreign Obligations).

On March 14, 2012, the Company borrowed approximately $148 million under this credit facility as a result of its stock purchase agreement related to Hirschmann. As of November 30, 2013, approximately $115 million was outstanding under the line.

The Company incurred debt financing costs related to this Facility and a previous facility, which was amended and restated, totaling approximately $6,400. These deferred financing costs have been included in other assets on the accompanying consolidated balance sheet and are being amortized through interest and bank charges over the five year term of the Facility. During the three and nine months ended November 30, 2013, the Company amortized $344 and $1,033 of these costs, respectively, compared to $302 and $907 during the three and nine months ended November 30, 2012, respectively, which are recorded in interest expense.

(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement entered into in October 2000, totaling €20,000 and consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2014.  Selected accounts receivable are purchased from the Company on a non-recourse basis at 85% of face value and payment of the remaining 15% upon receipt from the customer of the balance of the receivable purchased. The activity under the factoring agreement is accounted for as a sale of accounts receivable. The rate of interest is the three month Euribor plus 1.9% (2.1% at November 30, 2013), and the Company pays 0.2% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2013, the amount of non-factored accounts receivable exceeded the amounts outstanding under this obligation.

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

(e)    Klipsch Mortgages

Included in this balance is a mortgage on a facility included in the assets acquired in connection with the Klipsch transaction on March 1, 2011 and assumed by Voxx. The balance at November 30, 2013 is $649 and will be fully paid by the end of Fiscal 2018.

On April 20, 2012, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN for approximately $10,900. The Company paid $3,100 cash at closing and assumed the mortgage held by the seller, Woodview LLC, in the amount of $7,800. Woodview LLC was a related party, as certain members are executives of Klipsch. The mortgage was due in June 2013 bearing interest at 5.85%. On June 3, 2013, the Company refinanced this mortgage with Wells Fargo for an amount totaling $7,800. The new mortgage is due in May 2023 and the interest rate is equal to the 1-month LIBOR plus 2.25%. Simultaneously on June 3, 2013, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure and will pay a fixed rate of 3.92% under the swap agreement. The balance of the mortgage at November 30, 2013 was $7,475.

(f)    Audiovox Germany Loans

Included in this balance is a mortgage on the land and building housing Audiovox Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(g)    Hirschmann Line of Credit

On July 15, 2012, Hirschmann entered into an agreement for a €6,000 working capital line of credit with a financial institution. The agreement is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (2.2% at November 30, 2013) and the line of credit is guaranteed by VOXX International Corporation. There was no outstanding balance on the line of credit as of November 30, 2013 and February 28, 2013.

(14)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Loss on foreign currency contracts related to Hirschmann acquisition	$—	$—	$—	$(2,670)
Net settlement gains (losses) (see Note 19)	—	215	4,025	(7,350)
Foreign currency (loss) gain	(335)	308	(504)	648
Interest income	252	156	524	527
Rental income	417	320	1,138	793
Miscellaneous	5,231	(223)	6,110	(1,171)
Total other, net	$5,565	$776	$11,293	$(9,223)

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Included in Miscellaneous for the three and nine months ended November 30, 2013 is income of approximately $4,300 related to a shortfall on a contract between Hirschmann and a customer resulting in missed projections and a payment due to Hirschmann for the remaining balance under the contract. Also included in Miscellaneous for the nine months ended November 30, 2013 is income related to the recovery of funds from Circuit City of approximately $900 that had been owed to Klipsch and written off prior to Voxx's acquisition of this subsidiary.

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

Effective January 1, 2010, according to the guidelines in ASC 830, "Foreign Currency," Venezuela had been designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 and continues to account for its operation in Venezuela under this method. In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from $4.30 to $6.30 per U.S. dollar.

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

Total lease payments required under all related party leases for the five-year period ending November 30, 2018 are $5,449.

At November 30, 2013, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Capital Lease	Operating Leases
2014	$626	$4,422
2015	626	4,742
2016	626	1,469
2017	1,004	304
2018	1,004	233
Thereafter	5,436	667
Total minimum lease payments	9,322	$11,837
Less: minimum sublease income	1,380
Net	7,942
Less: amount representing interest	1,841
Present value of net minimum lease payments	6,101
Less: current installments included in accrued expenses and other current liabilities	225
Long-term capital obligation	$5,876

At November 30, 2013, minimum annual rental payments on related party leases from its principal stockholder, including the capital lease payments, which are included in the above table, are as follows:

2014	$1,372
2015	1,395
2016	1,420
2017	631
2018	631
Thereafter	5,364
Total	$10,813

(17)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2013	February 28, 2013	November 30, 2013	February 28, 2013	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	22,089,312	21,300,670	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	1,815,272	1,816,132	N/A	N/A	N/A

(18)    Segment Reporting

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

Prior period disclosure of net sales by product category has been reclassified to conform with the new operating segment structure which had no impact on our consolidated financial statements. Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended November 30, 2013
Net sales	$120,996	$65,562	$58,802	$454	$245,814
Equity in income of equity investees	1,520	—	—	—	1,520
Interest expense and bank charges	1,718	2,050	2,511	(4,449)	1,830
Depreciation and amortization expense	2,137	978	543	382	4,040
Income (loss) before income taxes	16,135	5,688	875	(865)	21,833

Three Months Ended November 30, 2012
Net sales	$118,172	$63,629	$60,949	$286	$243,036
Equity in income of equity investees	1,180	—	—	—	1,180
Interest expense and bank charges	2,155	1,891	2,467	(4,227)	2,286
Depreciation and amortization expense	2,167	919	604	334	4,024
Income before income taxes	7,282	8,414	3,269	495	19,460

Nine Months Ended November 30, 2013
Net sales	$324,833	$146,533	$149,965	$1,273	$622,604
Equity in income of equity investees	4,772	—	—	—	4,772
Interest expense and bank charges	5,568	5,753	7,508	(13,220)	5,609
Depreciation and amortization expense	6,330	2,726	1,716	1,228	12,000
Income (loss) before income taxes	27,087	8,294	(2,341)	(350)	32,690

Nine Months Ended November 30, 2012
Net sales	$317,325	$147,841	$162,880	$741	$628,787
Equity in income of equity investees	3,730	—	—	—	3,730
Interest expense and bank charges	5,466	5,768	7,212	(12,223)	6,223
Depreciation and amortization expense	6,201	2,756	2,036	1,180	12,173
Income before income taxes	2,512	12,570	1,691	1,200	17,973

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

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by patent, trademark or other intellectual property owners.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company, or pay material amounts of damages. As of November 30, 2013, the Company accrued approximately $1,200 related to the potential infringement of certain patents for which the Company has been approached by third parties. No legal action has been taken against the Company as of November 30, 2013 related to these alleged infringements and the Company is currently consulting with legal counsel and engaging in discussions with the third parties in question in order to determine whether infringement has taken place and to remediate such issues, if

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

necessary. The Company believes this accrual is a reasonable estimate of the expenditures required to resolve these matters.

The Company has been a plaintiff in a class action lawsuit against several defendants relating to the alleged price fixing of certain thin film transistor liquid crystal display flat panels and certain products containing these panels purchased between the years 1999 and 2006, and the violation of U.S. antitrust laws. This class action suit was decided in favor of the plaintiffs and in July 2013, the judge in the case ordered the distribution of the settlement funds that had been ordered to be put aside by the defendants. Voxx received a sum of $5,225 during the second quarter of Fiscal 2014 as a result of the distribution of these funds, which has been recorded in "Other Income (Expense)" in the Consolidated Statement of Operations and Comprehensive Income (Loss). A final accounting of these settlement funds has not been completed as of November 30, 2013 and Voxx expects to receive approximately $1,200 of additional funds during the fourth quarter of Fiscal 2014. No gain contingencies were recorded for these additional funds as of November 30, 2013.

The Company was party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). In June 2012, the Company reached an agreement with MPEG and agreed to a settlement of $13,096 in final resolution of the matter. As a result of this settlement, the Company recorded a charge of $9,475 during the nine months ended November 30, 2012 ($3,621 had been estimated and recorded by the Company in Fiscal 2012). The charge was recorded in "Other (Expense) Income" in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has sought indemnification from its suppliers for royalty payments previously paid to them that it maintains they were responsible to remit to MPEG and has vigorously pursued its option under its indemnification agreements. The Company completed negotiations with one vendor for an amount of $1,110 during the first quarter of Fiscal 2013, which was recorded as an offset to the settlement expense as a recovery in "Other (Expense)Income" on the Consolidated Statement of Operations and Comprehensive Income (Loss), for a net charge of $8,365 for the nine months ended November 30, 2012. Additional recoveries of $5,689 were negotiated and recorded by the Company during the fourth quarter of Fiscal 2013. For the nine months ended November 30, 2013, no additional recoveries have been recorded related to this lawsuit and the Company is not aware of any additional vendors that it may recover funds from related to this matter.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2013 compared to the three and nine months ended November 30, 2012. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three and nine months ended November 30, 2013 compared to the three and nine months ended November 30, 2012 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Audiovox Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Audiovox Mexico"), Technuity, Inc., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Schwaiger®, Spikemaster®, Recoton®, Road Gear®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

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

Products included in these segments are as follows:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers

▪	wireless speakers

▪	bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	soundbars and sound bases,

▪	Airplay™ products, and

▪	DLNA (Digital Living Network Alliance).

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	bluetooth speakers,

▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products,

▪	camcorders,

▪	clock radios,

▪	digital voice recorders, and

▪	portable DVD players.

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

The Company evaluates its indefinite lived intangible assets for impairment triggering events at each reporting period in accordance with ASC 350. Based on our evaluation, there were no triggering events and no impairment of indefinite lived intangible assets in the quarter ended November 30, 2013. Due to the continued economic volatility, including fluctuations in interest rates, growth rates and changes in demand for our products, there could be a change in the valuation of indefinite lived intangible assets when the Company conducts its annual impairment test.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income, which present the results of our operations for the three and nine months ended November 30, 2013 and 2012.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2013 and 2012.

Net Sales

	November 30,
	2013	2012	$ Change	% Change
Three Months Ended:
Automotive	$120,996	$118,172	$2,824	2.4%
Premium Audio	65,562	63,629	1,933	3.0
Consumer Accessories	58,802	60,949	(2,147)	(3.5)
Corporate	454	286	168	58.7
Total net sales	$245,814	$243,036	$2,778	1.1%
Nine Months Ended:
Automotive	$324,833	$317,325	$7,508	2.4%
Premium Audio	146,533	147,841	(1,308)	(0.9)
Consumer Accessories	149,965	162,880	(12,915)	(7.9)
Corporate	1,273	741	532	71.8
Total net sales	$622,604	$628,787	$(6,183)	(1.0)%

Automotive sales represented 49.2% and 52.2% of the net sales for the three and nine months ended November 30, 2013, respectively, compared to 48.6% and 50.5% in the respective prior year periods. The Automotive group experienced increases in its OEM manufacturing lines during the three and nine months ended November 30, 2013 due to the success of programs with Ford and Nissan, changes in products and product mixes at the Company's Hirschmann subsidiary, as well as a new project with Bentley and stronger sales in remote start products. An additional driver of the increase in Automotive sales for the nine months ended November 30, 2013 is due to the fact that the Company's Hirschmann subsidiary, which was acquired on March 14, 2012, was included in the Company's consolidated operations for the nine months ended November 30, 2013, as compared to eight and a half months of the prior year period. These increases were partially offset by the continued decline in satellite fulfillment sales, as more vehicles are being built with satellite radio; the decrease in sales of aftermarket car radios due to change in demand; as well as lower sales in Venezuela due to foreign currency restrictions resulting from current economic and political conditions.

Premium Audio sales represented 26.7% and 23.5% of our net sales for the three and nine months ended November 30, 2013, respectively, compared to 26.2% and 23.5% in the respective prior year periods. Sales in Premium Audio increased 3.0% for the three months ended November 30, 2013 and decreased 0.9% for the nine months ended November 30, 2013. The variances in Premium Audio were primarily related to increased sales of new soundbar, bluetooth, wireless and cinema speaker products, offset by declines in our European sales as a result of current economic conditions and the discounting of certain products being phased out.

Consumer Accessory sales represented 23.9% and 24.1% of our net sales for the three and nine months ended November 30, 2013, respectively, compared to 25.1% and 25.9% in the respective prior year periods. The decrease in the Consumer Accessories group was partially related to decreased sales in our international markets as a result of the prior year conversion of analog to digital broadcasting in Germany, which resulted in higher than normal sales during the first half of Fiscal 2013, as well as due to current economic conditions. In addition, there have been continued decreases in sales of such products as camcorders, clock radios, digital players, digital voice recorders, rechargeable batteries and surge protectors as a result of competition, changes in demand, changes in technology, as well as planned exits of certain products begun during Fiscal 2013. These decreases were offset by increased sales of bluetooth and wireless speaker, reception and emergency products.

During the three and nine months ended November 30, 2013, the release of unearned or unclaimed sales incentives was not material. We believe the reversal of earned but unclaimed or unearned sales incentives upon expiration of the claim period is a disciplined, rational, consistent, and systematic method of reversing these claims.  These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit and Gross Margin Percentage

	November 30,
	2013	2012	$ Change	% Change
Three Months Ended:
Automotive	34,295	30,776	$3,519	11.4%
	28.3%	26.0%
Premium Audio	20,217	22,087	(1,870)	(8.5)
	30.8%	34.7%
Consumer Accessories	13,926	16,758	(2,832)	(16.9)
	23.7%	27.5%
Corporate	360	328	32	9.8
	$68,798	$69,949	(1,151)	(1.6)%
	28.0%	28.8%
Nine Months Ended:
Automotive	92,611	81,223	$11,388	14.0%
	28.5%	25.6%
Premium Audio	46,920	51,222	(4,302)	(8.4)
	32.0%	34.6%
Consumer Accessories	36,797	41,905	(5,108)	(12.2)
	24.5%	25.7%
Corporate	1,085	781	304	38.9
	$177,413	$175,131	2,282	1.3%
	28.5%	27.9%

Gross margins in the Automotive segment increased 230 and 290 basis points for the three and nine months ended November 30, 2013, respectively, primarily as a result of improved margins related to tuners and antennas and increased sales of OEM related products, as well as the inclusion of Hirschmann's operations for the full nine months ended November 30, 2013, as compared to eight and a half months in the comparable prior year period. This was offset by decreases in sales in Venezuela as a result of economic and political conditions.

Gross margins in the Premium Audio segment decreased 390 and 260 basis points for the three and nine months ended November 30, 2013, respectively, primarily as a result of declines in international sales due to European market conditions, as well as the discounting of certain products. This was partially offset by increases in sales of certain higher margin products, such as soundbars, bluetooth, wireless and cinema speakers.

Gross margins in the Consumer Accessories segment decreased 380 and 120 basis points for the three and nine months ended November 30, 2013, respectively, as a result of decreases in international sales as a result of a prior year spike in analog to digital TV transition related product sales. This was partially offset by an increase in sales of higher margin products, such as wireless speakers and decreases in sales of lower margin products, such as camcorders, clock radios, digital players and digital voice recorders that the Company has been exiting.

Operating Expenses and Operating Income

	November 30,
	2013	2012	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$15,026	$13,515	$1,511	11.2%
General and administrative	31,422	29,650	1,772	6.0
Engineering and technical support	5,740	6,938	(1,198)	(17.3)
Restructuring expense	32	—	32	100.0
Acquisition-related costs	—	56	(56)	(100.0)
Total operating expenses	$52,220	$50,159	$2,061	4.1%

Operating income	$16,578	$19,790	$(3,212)	(16.2)%

Nine Months Ended:
Operating expenses:
Selling	$40,751	$38,227	$2,524	6.6%
General and administrative	89,403	84,466	4,937	5.8
Engineering and technical support	23,701	21,042	2,659	12.6
Restructuring expense	1,324	—	1,324	100.0
Acquisition-related costs	—	1,707	(1,707)	(100.0)
Total operating expenses	$155,179	$145,442	$9,737	6.7%

Operating income	$22,234	$29,689	$(7,455)	(25.1)%

Operating expenses increased $2,061 and $9,737 for the three and nine months ended November 30, 2013, respectively, from $50,159 and $145,442 in the comparable prior year periods. The increase in total operating expenses was due primarily to increases in salaries as a result of employee salary increases, increased employee bonuses and commissions, additional hirings, and increased advertising and trade show expenses as a result of new programs and product lines. The Company also incurred restructuring expenses during the three and nine months ended November 30, 2013 as a result of the closing of one of its warehouses and the implementation of an integrated ERP system, resulting in certain lease termination, moving and severance costs. Operating expenses were also higher for the nine months ended November 30, 2013 due to our acquisition of Hirschmann on March 14, 2012, which was included in the consolidated operations of the Company for the full nine months ended November 30, 2013 as compared to the eight and a half months of the prior year period. These increases in operating expenses were partially offset by decreases in professional and legal fees due to the absence of acquisition costs during the three and nine months ended November 30, 2013, as well as reduced legal activity during the nine months ended November 30, 2013, as compared to the prior year period and a decrease in research and development expense for the three months ended November 30, 2013, due to a refund of certain costs incurred. The Company has also continued to reduce occupancy costs during the three and nine months ended November 30, 2013 as a result of the consolidation of groups into the Klipsch headquarters facility that was purchased during the first quarter of Fiscal 2013.

Other Income (Expense)

	November 30,
	2013	2012	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,830)	$(2,286)	$456	(19.9)%
Equity in income of equity investees	1,520	1,180	340	28.8
Other, net	5,565	776	4,789	(617.1)
Total other income (expense)	$5,255	$(330)	$5,585	1,692.4%

Nine Months Ended:
Interest and bank charges	$(5,609)	$(6,223)	$614	(9.9)%
Equity in income of equity investees	4,772	3,730	1,042	27.9
Other, net	11,293	(9,223)	20,516	222.4
Total other income (expense)	$10,456	$(11,716)	$22,172	189.2%

Interest and bank charges represent expenses for bank obligations of VOXX International Corporation and Audiovox Germany, interest for capital leases and amortization of the debt discount on our credit facility.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries. The increase in income for the three and nine months ended November 30, 2013 is due to the improved performance of this entity, as it has expanded distribution in markets, such as heavy duty trucks and marine vehicles.

Other, net, during both the three and nine months ended November 30, 2013 included funds received from a customer of approximately $4,300 related to a shortfall on a contract resulting in missed projections and a payment due to the Company. During the nine months ended November 30, 2013, Other, net also included funds received by the Company in a class action settlement of $5,225, as well as approximately $900 related to the recovery of funds from Circuit City that had been previously written off by Klipsch prior to Voxx's acquisition of the subsidiary. This was offset by an accrual of approximately $1,200 for estimated and actual patent settlements with certain third parties during the nine months ended November 30, 2013. Other, net, during the nine months ended November 30, 2012 included charges in connection with a patent suit of approximately $8,400, and losses on forward exchange contracts of approximately $2,700 incurred in conjunction with the Hirschmann acquisition. These charges were partially offset by income recorded related to favorable legal settlements received by Klipsch of approximately $1,000 during the nine months ended November 30, 2012.

Income Tax Provision/Benefit

The effective tax rate for the three and nine months ended November 30, 2013 was a provision for income taxes of 29.4% and 31.4%, respectively, compared to a provision of 32.2% and 32.0% in the comparable prior periods.  The effective tax rate for the nine months ended November 30, 2013 is different than the statutory rate primarily due to state and local taxes, U.S. effects of foreign operations, the tax effects of certain foreign tax matters, and various federal and state tax credits.

Net Income (Loss)

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended August 31,		Nine Months Ended November 30,
	2013	2012	2013	2012
Net income	$15,424	$13,202	$22,429	$12,222
Net income per common share:
Basic	$0.63	$0.56	$0.93	$0.52
Diluted	$0.63	$0.56	$0.93	$0.52

Net income for the three and nine months ended November 30, 2013 was $15,424 and $22,429, respectively, compared to net income of $13,202 and $12,222 for the three and nine months ended November 30, 2012, respectively. Net income for both the three and nine months ended November 30, 2013 was favorably impacted by improved performance of the Company's equity investment, decreases in acquisition and other professional fees due to a decrease in related activities, as well as a payment due from a customer related to a contract shortfall. Net income for the nine months ended November 30, 2013 was also favorably impacted by improved gross margins, a favorable outcome in a class action lawsuit resulting in the receipt of $5,225 of settlement funds, as well as recoveries from Circuit City of accounts previously written off by Klipsch, pre-acquisition, of approximately $900. Net income for the nine months ended November 30, 2012 was unfavorably impacted by expenses associated with the patent lawsuit and losses on forward exchange contracts, offset by income related to favorable legal settlements received by Klipsch.

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

Reconciliation of GAAP Net Income to Adjusted EBITDA

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Net income	$15,424	$13,202	$22,429	$12,222
Adjustments:
Interest expense and bank charges	1,830	2,286	5,609	6,223
Depreciation and amortization	4,040	4,024	12,000	12,173
Income tax expense	6,409	6,258	10,261	5,751
EBITDA	27,703	25,770	50,299	36,369
Stock-based compensation	63	63	552	190
Circuit City recovery	—	—	(940)	—
Net settlements	—	(215)	(4,025)	7,350
Contract shortfall	(4,313)	—	(4,313)	—
Asia warehouse relocation	—	—	(208)	789
Restructuring charges	32	—	1,324	—
Acquisition related costs	—	56	—	1,707
Loss on foreign exchange as a result of Hirschmann acquisition	—	—	—	2,670
Adjusted EBITDA	$23,485	$25,674	$42,689	$49,075
Diluted earnings per common share	$0.63	$0.56	$0.93	$0.52
Diluted adjusted EBITDA per common share	$0.96	$1.09	$1.76	$2.08

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2013, we had working capital of $194,696 which includes cash and short-term investments of $16,328, compared with working capital of $200,703 at February 28, 2013, which included cash and short-term investments of $19,777. The decrease in cash is primarily due to repayments of the outstanding balance on our credit facility and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses, as well as the exercise of stock options.  We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $42,333 for the nine months ended November 30, 2013 principally due to the Company's net income of $22,429 and an increase in accounts payable and accrued expenses, offset by increased accounts receivables.

•	The Company experienced increased annual accounts receivable turnover of 4.6 during the nine months ended November 30, 2013 compared to 4.5 during the nine months ended November 30, 2012.

•	Annual inventory turnover increased to 3.3 during the nine months ended November 30, 2013 compared to 3.2 during the nine months ended November 30, 2012.

Investing activities used cash of $9,502 during the nine months ended November 30, 2013, primarily due to capital additions related to the Company's system upgrade.

Financing activities used cash of $35,444 during the nine months ended November 30, 2013, primarily due to repayments of bank obligations, offset by the refinancing of one of the Company's mortgages and proceeds from the exercise of stock options.

The Company has a credit facility with Wells Fargo that provides for senior secured credit facilities in an aggregate principal amount of $205 million, consisting of a U.S. revolving credit facility of $80 million; a $50 million multicurrency revolving facility, of which up to the equivalent of $50 million is available only to VOXX International (Germany) GmbH in euros; and a five year term loan facility in the aggregate principal amount of $75 million. $110 million of the U. S. and Euro revolving credit facility is available on a revolving basis for five years from the closing date. An additional $20 million was available during the three month periods from September 1, 2012 through January 31, 2013 and from September 1, 2013 through November 30, 2013. The Facility includes a $25 million sublimit for issuers of letters of credit for domestic borrowings and a $10 million sublimit for Swing Loans.

Generally, the Company may designate specific borrowings under the Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swing Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.25 - 2.25% based on excess availability in the borrowing base. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.25 - 1.25% based on excess availability in the borrowing base. On March 14, 2012, the Company borrowed approximately $148 million under this credit facility as a result of its stock purchase agreement related to Hirschmann and the repayment of the former facility. As of November 30, 2013, the Company was in compliance with all debt covenants related to the Facility. Further details regarding the facility are outlined in Note 13(a) of this report. At November 30, 2013, the Company had $717 outstanding in standby letters of credit. No commercial letters of credit were outstanding as of November 30, 2013.
Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2013, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,322	$626	$1,252	$2,008	$5,436
Operating leases (2)	11,837	4,422	6,211	537	667
Total contractual cash obligations	$21,159	$5,048	$7,463	$2,545	$6,103

Other Commitments
Bank obligations (3)	$117,119	$16,869	$—	$100,250	$—
Stand-by and commercial letters of credit (4)	717	717	—	—	—
Other (5)	22,823	2,178	7,678	9,348	3,619
Contingent earn-out payments (6)	3,383	2,809	574	—	—
Pension obligation (7)	8,927	582	1,262	529	6,554
Unconditional purchase obligations (8)	101,690	101,690	—	—	—
Total other commitments	$254,659	$124,845	$9,514	$110,127	$10,173
Total commitments	$275,818	$129,893	$16,977	$112,672	$16,276

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $225 and $5,876, respectively at November 30, 2013.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Audiovox Germany Euro asset-based lending facility at November 30, 2013.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

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

9.
At November 30, 2013, the Company had unrecognized tax benefits of $8,661, including interest and penalties. A reasonable estimate of the timing related to these liabilities is not possible, therefore, such amounts are not reflected in this contractual obligation and commitments schedule.

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

Total lease payments required under all related party leases for the five-year period ending November 30, 2018 are $5,449.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 20 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, Denmark, the Netherlands, France and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and nine months ended November 30, 2013, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would not have had a material impact on our consolidated sales or net income. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented 0.40% of quarterly sales and 0.49% of year to date sales. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds. See Note 4 to the consolidated financial statements included herein.

In connection with the Facility and the mortgage related to the Klipsch headquarters, we have debt in the amount of $115,250 and $7,475, respectively, at November 30, 2013. Interest on the Facility is charged at LIBOR plus 0.25 - 2.25%. Interest on the Klipsch mortgage is charged at LIBOR plus 2.25%. We have entered into two interest rate swaps for two portions of the Facility, with notional amounts of $25,000 and $48,750 at November 30, 2013 and one interest rate swap for the Klipsch mortgage with a notional amount of $7,475 at November 30, 2013. These swaps protect against LIBOR interest rates rising above 0.518% and 0.515% (exclusive of credit spread) on the two Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, and fixes the interest rate on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023.

As of November 30, 2013, the fair value of our interest rate swaps recorded in other liabilities on our Consolidated Balance Sheet was $(146), which represents the amount that would be received upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2013 in order to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and nine months ended November 30, 2013.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 8, 2014

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer